Form 10-K
period 1993-12-31
ALLEGHENY POWER SYSTEM INC
filed 1994-03-14
CIK 3673

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549
                                               FORM 10-K

                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                              For the fiscal year ended December 31, 1993

                                     Registrant;                I.R.S. Employer
Commission                    State of Incorporation;           Identification
File Number                Address; and Telephone Number            Number


  1-267                    ALLEGHENY POWER SYSTEM, INC.            13-5531602
                           (A Maryland Corporation)
                           12 East 49th Street
                           New York, New York  10017
                           Telephone (212) 752-2121

  1-5164                   MONONGAHELA POWER COMPANY               13-5229392
                           (An Ohio Corporation)
                           1310 Fairmont Avenue
                           Fairmont, West Virginia  26554
                           Telephone (304) 366-3000

  1-3376-2                 THE POTOMAC EDISON COMPANY              13-5323955
                           (A Maryland and Virginia
                              Corporation)
                           10435 Downsville Pike
                           Hagerstown, Maryland  21740-1766
                           Telephone (301) 790-3400

  1-255-2                  WEST PENN POWER COMPANY                 13-5480882
                           (A Pennsylvania Corporation)
                           800 Cabin Hill Drive
                           Greensburg, Pennsylvania  15601
                           Telephone (412) 837-3000

  0-14688                  ALLEGHENY GENERATING COMPANY            13-3079675
                           (A Virginia Corporation)
                           12 East 49th Street
                           New York, New York  10017
                           Telephone (212) 752-2121

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange

  Registrant               Title of each class             on which registered


Allegheny Power            Common Stock,                New York Stock Exchange
  System, Inc.             $1.25 par value(a)           Chicago Stock Exchange
                                                        Pacific Stock Exchange
                                                        Amsterdam Stock Exchange

Monongahela Power          Cumulative Preferred
  Company                  Stock,
                           $100 par value:
                           4.40%                        American Stock Exchange
                           4.50%, Series C              American Stock Exchange

The Potomac Edison         Cumulative Preferred
  Company                  Stock,
                           $100 par value:
                           3.60%                    Philadelphia Stock Exchange,
                                                    Inc.
                           $5.88, Series C          Philadelphia Stock Exchange,
                                                    Inc.

West Penn Power            Cumulative Preferred
  Company                  Stock,
                           $100 par value:
                           4-1/2%                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating            Common Stock
  Company                       $1.00 par value                 None


                           Aggregate market value            Number of shares
                        of voting stock (common stock)       of common stock
                          held by nonaffiliates of          of the registrants
                             the registrants at               outstanding at
                              February 3, 1994               February 3, 1994

Allegheny Power System, Inc.    $2,941,589,550                  117,663,582
                                                          ($1.25 par value)(a)


Monongahela Power Company         None. (b)                       5,891,000
                                                           ($50 par value)


The Potomac Edison Company        None. (b)                      22,385,000
                                                            (no par value)


West Penn Power Company           None. (b)                      22,361,586
                                                            (no par value)

Allegheny Generating Company      None. (c)                           1,000
                                                            ($1.00 par value)

(a) Allegheny Power System, Inc. split its common stock two-for-one effective November 4, 1993.

(b) All such common stock is held by Allegheny Power System, Inc., the parent Company.

(c) All such common stock is held by its parents, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company.

                                         CONTENTS

PART I:                                                 Page


     ITEM 1.         Business                             1
                     Sales                                3
                     Electric Facilities                  7
                     System Map                          10
                     Research and Development            12
                     Construction and Financing          13
                     Fuel Supply                         18
                     Rate Matters                        19
                     Environmental Matters               23
                       Air Standards                     23
                       Water Standards                   25
                       Hazardous and Solid Wastes        26
                       Emerging Environmental Issues     27
                     Regulation                          28


     ITEM 2.         Properties                          31


     ITEM 3.         Legal Proceedings                   32


     ITEM 4.         Submission of Matters to a
                       Vote of Security Holders          35

                     Executive Officers of the
                       Registrants                       36

PART II:


     ITEM 5.         Market for the Registrants'
                       Common Equity and
                       Related Stockholder Matters       39

     ITEM 6.         Selected Financial Data             40


     ITEM 7.         Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations         41


     ITEM 8.         Financial Statements and
                       Supplementary Data                42

                                                                        Page

     ITEM 9.         Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure            44

PART III:


     ITEM 10.        Directors and Executive Officers of the
                       Registrants                                       45

     ITEM 11.        Executive Compensation                              46

     ITEM 12.        Security Ownership of Certain Beneficial Owners
                       and Management                                    54

     ITEM 13.        Certain Relationships and Related Transactions      55


PART IV:

     ITEM 14.        Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K                               55

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY ALLEGHENY
POWER SYSTEM, INC., MONONGAHELA POWER COMPANY, THE POTOMAC
EDISON COMPANY, WEST PENN POWER COMPANY, AND ALLEGHENY
GENERATING COMPANY.  INFORMATION CONTAINED HEREIN RELATING
TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON
ITS OWN BEHALF.  EACH REGISTRANT MAKES NO REPRESENTATION AS
TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

                                                PART I


ITEM 1.    BUSINESS

          Allegheny Power System, Inc. (APS), incorporated in Maryland in 1925, is an electric utility holding company that derives substantially all of its income from the electric utility operations of its direct and indirect subsidiaries (Subsidiaries), Monongahela Power Company (Monongahela), The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and Allegheny
Generating Company (AGC).  The properties of the
Subsidiaries are located in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia, are interconnected, and are operated as a single integrated electric utility system (System), which is interconnected with all neighboring utility systems. The three electric utility operating Subsidiaries are Monongahela, Potomac Edison, and West Penn (Operating Subsidiaries).

          Monongahela, incorporated in Ohio in 1924, operates in northern West Virginia and an adjacent portion of Ohio. It also owns generating capacity in Pennsylvania. Monongahela serves about 340,700 customers in a service area of about
11,900 square miles with a population of about 710,000. The seven largest communities served have populations ranging from 10,900 to 33,900. On December 31, 1993, Monongahela had 1,962 employees. Its service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources.
Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass. There are two municipal electric distribution systems and two rural electric cooperative associations in its service area. Except for one of the cooperatives, they purchase all of their power from Monongahela.

          Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates in portions of Maryland, Virginia, and West Virginia. It also owns generating capacity in Pennsylvania. Potomac Edison serves about
354,300 customers in a service area of about 7,300 square miles with a population of about 782,000. The six largest communities served have populations ranging from 11,900 to 40,100. On December 31, 1993, Potomac Edison had 1,152 employees. Its service area is generally rural. Its service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel. There are four municipal electric distribution systems in its service area, all of which purchase power from Potomac Edison, and six rural electric cooperatives, one of which purchases power from Potomac Edison. There are also several large federal government installations served by Potomac Edison.

          West Penn, incorporated in Pennsylvania in 1916, operates in southwestern and north and south central Pennsylvania. It also owns generating capacity in West Virginia. West Penn serves about 646,700 customers in a service area of about 9,900 square miles with a population of about 1,399,000. The 10 largest communities served have populations ranging from 11,200 to 38,900. On December 31, 1993, West Penn had 2,043 employees. Its service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass. There are two municipal electric distribution systems in its service area, which purchase their power requirements from West Penn, and five rural electric cooperative associations, located partly within the area, which purchase virtually all of their power through a pool supplied by West Penn and other nonaffiliated utilities.

          AGC, organized in 1981 under the laws of Virginia, is jointly owned by the Operating Subsidiaries as follows:
Monongahela, 27%; Potomac Edison, 28%; and West Penn, 45%.
AGC has no employees, and its only operating assets are a 40% undivided interest in the Bath County (Virginia) pumped-storage hydroelectric station, which was placed in commercial operation in December 1985, and its connecting transmission facilities. AGC's 840-megawatt (MW) share of capacity of the station is sold to its three parents. The remaining 60% interest in the Bath County Station is owned by Virginia Electric and Power Company (Virginia Power).

          APS has no employees. Its officers are employed by Allegheny Power Service Corporation (APSC), a wholly-owned subsidiary of APS. On December 31, 1993, the Subsidiaries and APSC had 6,025 employees.

          The Subsidiaries in the past have experienced and in the future may experience some of the more significant problems common to electric utilities in general. These include increases in operating and other expenses, difficulties in obtaining adequate and timely rate relief, restrictions on construction and operation of facilities due to regulatory requirements and environmental and health considerations, including the requirements of the Clean Air Act Amendments of 1990 (CAAA), which among other things, require a substantial annual reduction in utility emissions of sulfur dioxides and nitrogen oxides.

          Additional concerns include proposals to restructure and, to some extent, deregulate portions of the industry and increase competition, particularly as a result of the National Energy Policy Act of 1992 (EPACT). EPACT may increase competition by allowing the formation of Exempt Wholesale Generators (EWGs), with the approval of the FERC, and providing mandatory access to the interconnected electric grid for wholesale transactions. It further provides for expansion of the grid where constraints are determined to exist - at the expense of the requestor of such transmission service and provided necessary authority to construct such facilities can be obtained. EPACT permits utility generation facilities to qualify as EWGs and allows sales to nonaffiliated and to affiliated utilities provided state commissions approve such transactions. (See ITEM 1. SALES, ELECTRIC FACILITIES and REGULATION for a further discussion of the impact of EPACT.)

          In an effort to meet the challenges of the new competitive environment in the industry, APS is considering forming a new nonutility subsidiary, subject to regulatory approval, to pursue new business opportunities which have a meaningful relationship to the core utility business. APS would also consider establishing or acquiring its own EWGs, if that is feasible, particularly in view of the possible constraints imposed by regulations under the Public Utility
Holding Company Act of 1935 (PUHCA) on nonexempt public utility holding companies such as APS and its Subsidiaries.

          Further concerns of the industry include possible restrictions on carbon dioxide emissions, uncertainties in demand due to economic conditions, energy conservation, market competition, weather, and interruptions in fuel supply because of weather and strikes. (See ITEM 1.
CONSTRUCTION AND FINANCING, RATE MATTERS, and ENVIRONMENTAL
MATTERS for information concerning the effect on the Subsidiaries of the CAAA.)

                                                 SALES


          In 1993, consolidated kilowatthour (kWh) sales to the Operating Subsidiaries' retail customers increased 3.3%
from those of 1992, as a result of increases of 6.5%, 5.2% and 0.3% in residential, commercial and industrial sales, respectively. The increased Kwh sales in 1993 reflect both growth in number of customers and higher use. Consolidated revenues from residential, commercial, and industrial sales increased 11.4%, 9.8%, and 5.6%, respectively, primarily because of several rate increases effective in 1993 as described in ITEM 1. RATE MATTERS, increases in fuel and energy cost adjustment clause revenues, and increased kWh sales. Consolidated kWh sales to and revenues from nonaffiliated utilities decreased 30.2% and 25.5%, respectively, due to increased native load, decreased demand, and price competition.

          The System's all-time peak load of 7,153 MW occurred on January 18, 1994. The peak loads in 1993 and 1992 were 6,678 MW and 6,530 MW, respectively. The increased 1994 peak was due in part to record cold temperatures throughout the Operating Subsidiaries' service areas and would have been higher except for voluntary curtailments. The average System load (Yearly Net Power Supply divided by number of hours in the year) was 4,674 megawatthours (MWh) and 4,526
MWh in 1993 and 1992, respectively. More information concerning sales may be found in the statistical sections and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Consolidated electric operating revenues for 1993 were derived as follows: Pennsylvania, 44.8%; West Virginia,
28.4%; Maryland, 20.2%; Virginia, 5.0%; Ohio, 1.6%
(residential, 35.1%; commercial, 18.4%; industrial, 28.9%; nonaffiliated utilities, 14.9%; and other, 2.7%). The following percentages of such revenues were derived from these industries: iron and steel, 6.0%; chemicals, 3.3%; fabricated products, 3.3%; aluminum and other nonferrous metals, 3.2%; coal mines, 3.1%; cement, 1.8%; and all other industries, 8.2%. The coal mine percentage decreased in 1993 principally due to the coal strike. More information concerning the coal strike may be found in ITEM 1. FUEL
SUPPLY. Revenues from each of 16 industrial customers exceeded $5 million, including one coal customer of both Monongahela and West Penn with total revenues exceeding $15 million, three steel customers with revenues exceeding $26 million each, and one aluminum customer with revenues exceeding $63 million.

          During 1993, Monongahela's kWh sales to retail customers increased 0.3% as a result of increases of 6.4% and 4.7% in residential and commercial sales, respectively, and a decrease of 4.4% in industrial sales, primarily due to the coal strike and lower sales to one iron and steel customer because of increased use of its own generation. Revenues from such customers increased 9.2%, 7.8% and 0.7%, respectively, and revenues from kWh sales to affiliated and nonaffiliated utilities decreased 7.8%. Monongahela's all-time peak load of 1,667 MW occurred on December 21, 1989. (For a discussion of the coal strike, See ITEM 1. FUEL SUPPLY.)

          Monongahela's electric operating revenues were derived as follows: West Virginia, 94.0% and Ohio, 6.0%
(residential, 28.8%; commercial, 17.3%; industrial, 29.2%; nonaffiliated utilities, 13.4 %; and other, 11.3%).
Revenues from each of five industrial customers exceeded $8 million, including one coal customer with revenues exceeding
$13 million and one steel customer with revenues exceeding
$26 million. The decreases in the revenues of these customers from 1992 levels were primarily due to the coal strike.

          During 1993, Potomac Edison's kWh sales to retail customers increased 6.3% as a result of increases of 8.4%, 7.1%, and 4.3% in residential, commercial, and industrial sales, respectively. Revenues from such customers increased 12.7%, 11.8%, and 11.8%, respectively, and revenues from kWh sales to affiliated and nonaffiliated utilities decreased 23.1%. Potomac Edison's all-time peak load of 2,595 MW occurred on January 19, 1994.

          Potomac Edison's electric operating revenues were derived as follows: Maryland, 66.6%; West Virginia, 16.8%; and Virginia 16.6% (residential, 38.5%; commercial, 17.5%; industrial, 24.7%; nonaffiliated utilities, 15.2%; and other, 4.1%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $63.4 million (8.9% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement which continues through March 31, 2000, with automatic extensions thereafter unless terminated on notice by either party, were $19.3 million in 1993. Said agreement may be canceled before the year 2000 upon 90 days notice of a governmental decision resulting in a material modification of the agreement.

          During 1993, West Penn's kWh sales to retail customers increased 3.1% as a result of increases of 5.2%, 4.4% and 0.8% in residential, commercial, and industrial sales, respectively. Revenues from residential, commercial, and industrial customers increased 11.5%, 9.6%, and 5.4%, respectively, and revenues from kWh sales to affiliated and nonaffiliated utilities decreased 24.3%. West Penn's all-time peak load of 3,068 MW occurred on January 18, 1994.

          West Penn's electric operating revenues were derived as follows: Pennsylvania, 100% (residential, 33.1%;
commercial, 18.0%; industrial, 28.5%; nonaffiliated utilities, 14.1%; and other, 6.3%). Revenues from each of three steel customers exceeded $10 million, including two with revenues exceeding $31 million each.

          On average, the Operating Subsidiaries are the lowest or among the lowest cost producers of electricity in their regions and therefore the Operating Subsidiaries' delivered power prices should compete favorably with those of potential alternate suppliers who use cost-based pricing. However, the Operating Subsidiaries are experiencing cost increases due to compliance with the CAAA and purchases from Public Utility Regulatory Policies Act of 1978 (PURPA) projects. (See page 7 for a discussion of PURPA projects, and ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings concerning PURPA capacity.)

          In 1993, the Operating Subsidiaries provided approximately 13.3 billion kWh of energy to nonaffiliated utility companies, of which 1.5 billion kWh were generated by the Subsidiaries and the rest were transmitted from electric systems located primarily to the west. These sales included a long-term transaction under which the Operating Subsidiaries purchased 450 MW of firm capacity and its associated energy from Ohio Edison Company for resale to Potomac Electric Power Company, both nonaffiliated utilities. The transaction began in mid-1987 and will continue through 2005, unless terminated earlier.

          Sales to nonaffiliated utility companies vary with the needs of those companies for imported power; the availability of System generating facilities, fuel, and regional transmission facilities; and the availability and price of competitive sources of power. System sales decreased in 1993 relative to 1992 primarily because of continued decreased demand, increased Operating
Subsidiaries' native load, coal conservation because of the coal strike, and increased willingness of other suppliers to make sales at lower prices. Further decreases in kWh sales to nonaffiliated utilities are expected in 1994 and beyond. Substantially all of the revenues from kWh sales to nonaffiliated utilities are passed on to retail customers and as a result have little effect on net income.

          The Operating Subsidiaries reactivated a peak diversity exchange arrangement with Virginia Power effective June 1993 which continues indefinitely. The Operating Subsidiaries will annually supply Virginia Power with 200 MW during each June, July, and August, in return for which Virginia Power will supply the Operating Subsidiaries with 200 MW during each December, January, and February, at least through February 1997. Thereafter, specific amounts of annual diversity exchanges beyond those currently established are to be mutually determined no less than 34 months prior to each year for which an exchange is to take place. The total number of MWh to be delivered by each to the other over the term of the arrangement is expected to be equal.

          The Operating Subsidiaries and Duquesne Light Company (Duquesne Light) in 1991 entered into an exchange arrangement under which the Operating Subsidiaries will supply Duquesne Light with up to 200 MW for a specified number of weeks, generally during each March, April, May, September, October, and November. In return, Duquesne Light will supply the Operating Subsidiaries with up to 100 MW, generally during each December, January, and February. The total number of MWh delivered by each utility to the other over the term of the arrangement is expected to be the same.

          West Penn supplies power to the Borough of Tarentum (Tarentum) using in part leased distribution facilities from Tarentum under a 30 year lease agreement terminating in 1996. In June 1993, Tarentum, which in that year had a load of 6.5 MW and revenues of $1.8 million, notified West Penn of its intention to exercise its option to end the lease agreement. The termination of the lease agreement and resulting transfer and sale of electric facilities will result in Tarentum becoming a municipal customer which will purchase electricity on a wholesale basis from West Penn or another supplier. The sale of electric facilities will require Pennsylvania Public Utility Commission approval.

          The System provides wholesale transmission services to applicants under its Federal Energy Regulatory Commission
(FERC) approved Standard Transmission Service tariff. The tariff provides that such service is subordinate in priority to native load and reliability requirements of interconnected systems to avoid adverse effects on regional reliability in general and on the reliability of the Operating Subsidiaries' service to their retail and full-requirements wholesale customers in particular. (See ITEM
1. ELECTRIC FACILITIES for a discussion of stress on the System's transmission system.) Transmission services requiring special arrangements or long-term commitments have been and continue to be negotiated through mutually acceptable bilateral agreements. Substantially all of the revenues from transmission service sales are passed on to retail customers and as a result have little effect on net income.

          EPACT permits wholesale generators, utility-owned and otherwise, and wholesale consumers to request from System and other owners of bulk power transmission facilities a commitment to supply transmission services. Generators include nonaffiliated utilities and nonutility generators
(NUG) of electricity (including classifications of generators known as Independent Power Producers (IPP) and
EWGs). Consumers of wholesale power include qualifying nonaffiliated utilities or groups of utilities including the many small electric systems owned by municipalities and rural electric cooperative associations in the service areas of the Operating Subsidiaries. Many of these small systems currently purchase substantially all of their power from the Operating Subsidiaries. Under EPACT, these small systems may now seek an order from the FERC to force the Operating Subsidiaries to wheel power over the System to them from sources outside the System service area. All of the small electric wholesale customers in the Operating Subsidiaries' service areas which might avail themselves of this opportunity produced $42 million of total revenues in 1993.

          Under PURPA, certain municipalities and private developers have installed, are installing or are proposing to install hydroelectric and other generating facilities at various locations in or near the Operating Subsidiaries' service areas with the intent of selling some or all of the electric capacity and energy to the Operating Subsidiaries at rates provided under PURPA and approved by appropriate state commissions. The System's total generation capacity includes 292 MW of on-line PURPA capacity. Payments for PURPA capacity and energy in 1993 totaled approximately $105 million at an average cost to the System of 5.04 cents per kWh. The System projects an additional 180 MW of PURPA capacity to come on-line in future years. In addition, lapsed purchase agreements totaling 203 MW and other PURPA complaints totaling 520 MW (none of which are included in the System's integrated resource plan as of August 20,
1993), are the subject of pending litigation. (See ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings in Pennsylvania, Maryland, and West Virginia affecting PURPA capacity.) In the future, ratings of the Operating Subsidiaries' first mortgage bonds and preferred stock may be affected by increased concern of rating agencies that purchased power contracts are a risk factor deserving consideration in assessing the credit-worthiness of electric utilities.

                                                ELECTRIC FACILITIES


          The following table shows the System's December 31, 1993, generating capacity, based on the maximum monthly normal seasonal operating capacity of each unit. The System-owned capacity totaled 7,991 MW, of which 7,089 MW (88.7%) are coal-fired, 840 MW (10.5%)
are pumped-storage, and 62 MW (0.8%) are hydroelectric. The term "pumped-storage" refers to the Bath County station which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

          The average age of the System-owned coal-fired stations shown below, based on generating capacity at December 31, 1993, was about
23.6 years. In 1993, their average heat rate was 10,020 Btu's/kWh, and their availability factor was 87.0%.

                            - 8 -

                                   System-Owned Stations
                                Maximum Generating Capacity
                                       (Megawatts) (a)
                                                                Dates When
                             Station   Monon-  Potomac   West   Service
Station             Units    Total     gahela  Edison    Penn   Commenced (b)

Coal-fired:
     Albright         3        292       216      76               1952-4
     Armstrong        2        352                        352      1958-9
     Fort Martin      2        831       249     304      278      1967-8
     Harrison(c)      3      1,920       480     629      811      1972-4
     Hatfield's
       Ferry          3      1,660       456     332      872      1969-71
     Mitchell         1        284                        284      1963
     Pleasants        2      1,252       313     376      563      1979-80
     Rivesville       2        141       141                       1943-51
     R. Paul Smith    2        114               114               1947-58
     Willow Island    2        243       243                       1949-60
Pumped-Storage
and Hydro:
     Bath County      6        840       227(d)  235(d)   378(d)   1985
     Lake Lynn(e)     4         52                         52      1926
     Potomac
      Edison(e)      22         10                10               Various
Total System-Owned
Capacity             54      7,991     2,325   2,076    3,590

                                    Nonutility Generation
                                 Maximum Generating Capacity
                                        (Megawatts)(f)

                                                                                                         Contract
                                                 Project        Monon-       Potomac         West        Commencement
Project                                            Total        gahela       Edison          Penn        Date

Coal-fired
  AES Beaver Valley                                 120                                       120          1987
  Grant Town                                         80            80                                      1993
  West Virginia University                           50            50                                      1992

Hydro
  Allegheny Lock and Dam 5                            6                                         6          1988
  Allegheny Lock and Dam 6                            7                                         7          1989
  Hannibal Lock and Dam                              29            29                                      1988

Total
  Nonutility Capacity                               292           159            0            133

Total Maximum System
Generating Capacity (a)(f)                        8,283         2,484        2,076          3,723

(a) Excludes 361 MW of West Penn oil-fired capacity, which was placed on cold reserve status as of June 1, 1983. Current plans call for the reactivation of these units within the next five years.

(b) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.

(c) The installation of flue-gas desulfurization equipment (See ITEM 1. ENVIRONMENTAL MATTERS) is expected to reduce the net generating capacity of each unit by about 3%.

(d)  Capacity entitlement through percentage ownership of AGC.

(e)  The FERC issued an annual license to West Penn for Lake Lynn for 1994.
     A relicensing application has been filed with the FERC for Lake Lynn and a license with a 30 to 50 year term is expected to be issued in late 1994. Potomac Edison's license for hydroelectric facilities, Dam #4 and Dam #5 will expire in 2003. Potomac Edison has received 30 year licenses, effective January 1994, for the Shenandoah, Warren, Luray and Newport projects.

(f) Nonutility generating capacity available through contractual arrangements pursuant to PURPA.

                                               SYSTEM MAP


     The Allegheny Power System Map (System Map), which has been omitted, provides a broad illustration of the names and approximate locations of the System's major generation and transmission facilities, both existing and under construction, in a five state region which includes portions of Pennsylvania, Ohio, West Virginia, Maryland and Virginia. Additionally, Extra High Voltage substations are displayed.
By use of shading, the System Map also provides a general representation of the service areas of Monongahela (portions of West Virginia and Ohio), Potomac Edison (portions of Maryland, Virginia and West Virginia), and West Penn (portions of Pennsylvania).

     Power Stations shown on the System Map which appear within the Monongahela service area are Willow Island, Pleasants, Harrison, Rivesville, Albright, and Fort Martin. The single Power Station appearing within the Potomac Edison service area is R. Paul Smith. The Bath County Power Station appears on the map just south of the westernmost portion of Potomac Edison's service area formed by the borders of Virginia and West Virginia. Power Stations appearing within the West Penn service area are Armstrong, Mitchell, Hatfield's Ferry, Springdale and Lake Lynn.

     The System Map also depicts transmission facilities which are (i) owned solely by the Operating Subsidiaries; (ii) owned by the Operating Subsidiaries in conjunction with other utilities; or (iii) owned solely by other utilities. The transmission facilities portrayed range in capacity from 138kV to 765kV. Additionally, interconnections with other utilities are displayed.

The following table sets forth the existing miles of tower and pole transmission and distribution lines and the number of substations of the Subsidiaries as of December 31, 1993:

                                         Above Ground Transmission and
                                       Distribution Lines (a) and Substations


                                                   Portion of Total                      Transmission and
                                                     Representing                          Distribution
                                Total           500-Kilovolt (kV) Lines                   Substations(b)

Monongahela                   19,700                         284                           228
Potomac Edison                17,150                         202                           202
West Penn                     21,969                         273                           542
AGC                               85(c)                       85(c)
Total System                  58,904                         844                           972


(a)  The System has a total of 5,203 miles of underground distribution lines.

(b) The substations have an aggregate transformer capacity of 37,512,771 kilovoltamperes.

(c) Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Power owns the remainder.


                The System has 11 extra-high-voltage (345 kV and above) (EHV) and 29 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, including System facilities, continues to experience periods of heavy loading in a west-to-east direction. Increases in customer load, power transfers by the Subsidiaries and by nonaffiliated entities, and parallel flows caused by transactions to which the Operating Subsidiaries are not a party, all contribute to the heavy west-to-east power flows. In late 1992 and early 1993, a substantial amount of reactive power sources (shunt capacitors) were added to neighboring eastern utilities' EHV systems. These capacitors complement the capacitors added in 1991 and 1992 on the System and together they serve to increase transfer capability by improving voltage on the transmission system during heavy loading periods.

                While the additional capacitors installed by the Subsidiaries' eastern neighbors have enhanced transfer capability, the interregional transmission facilities are still expected periodically to operate up to their reliability limits; therefore, restrictions on transfers may still be necessary at times as was the case in recent years.

                Under certain provisions of EPACT, wholesale generators, utility-owned or otherwise, may seek from System and other owners of bulk power transmission facilities a commitment to supply power transmission services, so long as the FERC finds reliability and native load and existing contractual customers are not adversely affected (See discussion under ITEM 1. SALES and REGULATION). Such demand on the System for transmission service may add periodically to heavy power flows on the System's facilities.

                The Operating Subsidiaries have, to date, provided managed contractual access to the System's transmission facilities via the provisions of their Standard Transmission
Service tariff, or the terms and conditions of bilateral contracts with purchasers of transmission service.

                As a result of EPACT, the FERC is investigating the continued desirability of traditional methods of pricing and providing transmission service. The FERC may choose to maintain existing methods, implement new methodologies which the Operating Subsidiaries and their ratepayers may or may not find to be beneficial, or a combination thereof. The
Operating Subsidiaries are participating fully in the FERC proceedings with the principal intent of safeguarding the reliability of the System's transmission facilities, and the rights and interests of its native load customers. The outcome of those deliberations cannot be predicted.

                                         RESEARCH AND DEVELOPMENT


                The Operating Subsidiaries spent $4.6 million, $2.7 million, and $2.8 million in 1993, 1992, and 1991, respectively, for research programs. Of these amounts, $3.2 million and $0.6 million were for Electric Power Research
Institute (EPRI) dues in 1993 and 1992, respectively.  The
Operating Subsidiaries plan to spend approximately $7.5
million for research in 1994, with EPRI dues representing $5.9 million of that total.

                The Operating Subsidiaries joined EPRI, an industry-sponsored research and development institution, effective
October 1, 1992, contingent upon the approval by state commissions of recovery of the dues in rates, which approval was subsequently received in all jurisdictions except Ohio and West Virginia, where the matter is pending. Ongoing participation in EPRI depends upon continued approval by state commissions of recovery of dues in rates. Dues are based on a three-year, new-member ramping formula.

                Independent research conducted by the Operating Subsidiaries in 1993, which will be completed or continued in 1994, concentrated on environmental protection, generating unit performance, future generating technologies, delivery systems, and customer-related research.

                Two U.S. Department of Energy Clean Coal Technology nitrogen oxide control projects, which the Operating
Subsidiaries cofounded, have recently been completed. Based upon the results of one of the projects, retrofitting of low nitrogen oxide cell burners at the Hatfield's Ferry Power
Station units has been undertaken at much lower costs than would otherwise have been required.

                Research is also being directed to help address major issues facing the Operating Subsidiaries including electric and magnetic field (EMF) risk, waste disposal, greenhouse gas, client-server information system prospects, renewable resources, fuel cells, new combustion turbines and other cogeneration technologies. In addition, evaluation of technical proposals for business opportunities is also ongoing.

                EMF research includes monitoring work done by EPRI, Department of Energy (DOE), the Environmental Protection
Agency (EPA) and other government researchers. It also includes monitoring literature, law and litigation, and standards as developed. This research enables the Operating
Subsidiaries to evaluate any potential health risks to employees and customers which may exist.

                Research activities related to alleged global climate change include monitoring government activity, studying possible joint implementation activities in connection with the Clinton Climate Change Action Plan, and studying demand-side management, electro- technologies and possible joint implementation plans.

                The Operating Subsidiaries also made research grants to regional colleges and universities to encourage the development of technical resources related to current and future utility problems.

                                        CONSTRUCTION AND FINANCING


               Construction expenditures by the Subsidiaries in 1993 amounted to $574 million and for 1994 and 1995 are expected to aggregate $500 million and $400 million, respectively.  In
1993, these expenditures included $240 million for compliance with the CAAA.  The 1994 and 1995 estimated expenditures
include $161    million and $53 million, respectively, to
cover the costs of compliance with the CAAA. (See ITEM 1.
ENVIRONMENTAL MATTERS.) Allowance for funds used during construction (AFUDC) (shown below) has been reduced for carrying charges on CAAA expenditures that are being collected through currently approved surcharges or in base rates.

                                             Construction Expenditures


                                                               1993           1994             1995
                                                                      Millions of Dollars
                                                               (Actual)    (Estimated)
Monongahela
Generation                                                   $  93.9        $  53.4          $  31.0
Transmission and Distribution                                   45.0           47.0             48.2
Other                                                            1.8            3.1              4.1
   Total*                                                    $ 140.7        $ 103.5          $  83.3

Potomac Edison
Generation                                                   $ 107.5        $  56.9          $  29.8
Transmission and Distribution                                   66.0           73.4             73.0
Other                                                            5.9            5.7              3.6
  Total*                                                     $ 179.4        $ 136.0          $ 106.4

West Penn
Generation                                                   $ 152.0        $ 165.7          $ 118.2
Transmission and Distribution                                   81.0           69.5             70.9
Other                                                           18.0           22.7             18.9
  Total*                                                     $ 251.0        $ 257.9          $ 208.0

AGC
Generation                                                   $   2.6        $   2.1          $   2.5
Transmission and Distribution
Other                                                             .1
  Total                                                      $   2.7        $   2.1          $   2.5

Total Construction Expenditures                              $ 573.8        $ 499.5          $ 400.2


* Includes allowance for funds used during construction for 1993, 1994 and 1995 of: Monongahela $5.8, $4.1 and $1.9; Potomac Edison $7.1, $5.7 and
  $2.7; and West Penn $8.6, $12.7 and $6.2.


           These construction expenditures include major capital projects at existing generating stations, including the construction of flue-gas desulfurization equipment (scrubbers) at the Harrison Power Station, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems. It is anticipated that the Harrison scrubber project will be completed on schedule and that the final costs will be approximately 24% below the original budget. Primary factors contributing to the reduced cost are: a) the absence of any major construction problems to date; b) financing and material and equipment costs lower than expected; and
c) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC. In order to avoid unnecessary and uneconomic additional outages, power station construction and long-range maintenance schedules and the expenditures associated therewith will have to be coordinated over the next several years with outages to meet the in-service dates of the new emission control facilities.

           On a System basis, total expenditures for 1993, 1994, and 1995 include $270 million, $191 million, and $93 million, respectively, for construction of environmental control technology.

           The Operating Subsidiaries continue to study ways to reduce or meet future increases in customer demand, including aggressive demand- side management programs, new and efficient electric technologies, construction of various types and sizes of generating units and increasing the efficiency and availability of System generating facilities, reducing company electrical use and transmission and distribution losses, and where feasible and economical, acquisition of reliable long-term capacity from other electric systems and from nonutility developers.

           The Operating Subsidiaries are implementing demand-side management activities. Potomac Edison and West Penn are engaged in state commission supported or ordered evaluations of demand-side management programs
(See ITEM 1. REGULATION for a further discussion of these programs). Several jurisdictions have adopted mechanisms which provide for recovery of the costs of such activities, some return on the related investment, the associated revenue reductions and a performance incentive, either on a current basis or through deferral to a base rate case.

           Current forecasts, which reflect demand-side management efforts and other considerations and assume normal weather conditions, project average annual winter and summer peak load growth rates of 1.47% and 1.28%, respectively, in the period 1994-2004. After giving effect to the reactivation of West Penn capacity in cold reserve (see page 9), peak diversity exchange arrangements described in ITEM 1. SALES above, demand-side management and conservation programs, and the capacity of an anticipated new PURPA plant, the System's integrated resource plan indicates that new
System-owned generating capacity will not be required until the year 2000 or beyond. If future customer demand materially exceeds that forecast or anticipated supply-side resources do not become available or demand-side management efforts do not succeed, or under extremely adverse weather conditions, the Operating
Subsidiaries may be unable at times to meet all of their customers' requirements for electric service.

           In connection with their construction and demand-side management programs, the Operating Subsidiaries must make estimates of the availability and cost of capital as well as the future demands of their customers that are necessarily subject to regional, national, and international developments, changing business conditions, and other factors. The construction of facilities and their cost are affected by laws and regulations, lead times in manufacturing, availability of labor, materials and supplies, inflation, interest rates, and licensing, rate, environmental, and other proceedings before regulatory authorities. As a result, future plans of the Operating Subsidiaries, as well as their projected ownership of future generating stations, are subject to continuing review and substantial change.

           The Subsidiaries have financed their construction programs through internally generated funds, first mortgage bond, debenture, medium-term note and preferred stock issues, pollution control and solid waste disposal notes, instalment loans, long-term lease arrangements, equity investments by APS (or, in the case of AGC, by the Operating Subsidiaries), and, where necessary, interim short-term debt. Effective January
1994, the Operating Subsidiaries also have available a $300 million multi-year credit facility. The future ability of the Subsidiaries to finance their construction programs by these means depends on many factors, including rate levels sufficient to provide internally generated funds and adequate revenues to produce a satisfactory return on the common equity portion of the Subsidiaries' capital structures and to support their issuance of senior and other securities.
APS obtains most of the funds for equity investments in the Operating Subsidiaries through the issuance and sale of its common stock publicly and through its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan.

           In May 1993, Monongahela, Potomac Edison, and
West Penn issued $10.68 million, $13.99 million, and $18.04 million, respectively, in solid waste disposal notes to Harrison County, West Virginia. Harrison
County in turn issued $24.67 million of 6-1/4% and $18.04 million of 6.3% tax-exempt 30-year solid waste disposal revenue bonds. The Operating Subsidiaries are using the proceeds from the issuance to finance certain solid waste disposal facilities which comprise a portion of the scrubbers located at the Harrison Power
Station.

           On November 3, 1993, the holders of more than two-thirds of the shares of APS common stock voted to split the common stock by amending the charter to reclassify each share of common stock, par value $2.50, issued or unissued, into two shares of common stock, par value $1.25 each. The stock split became effective on November 4, 1993. All references to APS common stock herein reflect the two-for-one stock split.

           On October 14, 1993, APS issued and sold
2,400,000 shares of its common stock in an underwritten offering with net proceeds to APS of $64.1 million, and in 1993 sold 1,364,846 shares of its common stock for $36.1 million through its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan.

           In October 1993, Potomac Edison and West Penn issued and sold to APS 2,500,000 and 5,000,000 additional shares of each of their common stock, respectively, at a price of $20 per share.

           During 1993, the rate for West Penn's 400,000 shares of market auction preferred stock, par value
$100 per share, reset approximately every 90 days at 2.62%, 2.55%, 2.595% and 2.7%. The rate set at auction on January 14, 1994, was 2.52%.

           In August 1993, Potomac Edison redeemed the remaining $404,600 of 4.70% Series B Preferred Stock outstanding.

           In 1993, the Subsidiaries issued $651.9 million of securities having interest rates between 4.95% and 7.75%, to refund outstanding debt with rates of 7.0% to 9.75%, with an annual after-tax savings in interest cost of almost $9 million. In February 1993, Potomac
Edison issued $45 million of 7-3/4%, 30-year first mortgage bonds to refund $25 million, 8-5/8% series due
2007 and $15 million, 8-5/8% series due 2003.  In March
1993, West Penn issued $61.5 million of 10-year, 4.95%
Pollution Control Revenue Notes to refund $30 million,
9-3/4% series due 2003 and $31.5 million, 9-1/2% series due 2003. In March 1993, AGC issued $50 million of 5-
3/4% medium-term notes due in 1998 to refund $50 million, 8% debentures due in 1997. In March 1993,
Potomac Edison issued $75 million of 5-7/8% first mortgage bonds due 2000 to refund $72 million of four series due 1998-2002 with rates ranging from 7% to 8-
3/8%.  In April 1993, Monongahela, Potomac Edison and
West Penn issued $7.05 million, $8.6 million, and $7.75 million, respectively, in 20-year Pollution Control
Revenue Notes to Monongalia County, West Virginia.
Monongalia County, in turn issued $23.4 million of 5.95%, 20-year Pollution Control Revenue Bonds to refund $23.4 million of three series due in 2013 with rates ranging from 9.375% to 9.5%. In April 1993,
Monongahela issued $65 million of 5-5/8% first mortgage bonds due in 2000 to refund $60 million of three series due 1998-2002 with rates ranging from 7.5% to 8.125%.
In June 1993, West Penn issued $102 million of 5-1/2% first mortgage bonds due in 1998 to refund $102 million of three series due 1997-1999 with rates ranging from 7% to 7-7/8%. Also in June 1993, West Penn issued $80 million of 6-3/8% first mortgage bonds due 2003 to refund $75 million of two series due 2001-2002 with rates of 7-5/8% and 8-1/8%. In September 1993, AGC issued $50 million of 5-5/8% debentures due 2003 and $100 million of 6-7/8% debentures due 2023 to refund
$50 million, 8-3/4% debentures due 2017 and $100 million, 9-1/8% debentures due 2016.

           At December 31, 1993, APS had $67.5 million and
Monongahela had $63.1 million outstanding in short-term debt, and AGC had $50.87 million outstanding in commercial paper and notes payable to affiliates, while
Potomac Edison and West Penn had short-term investments of $4.6 million and $24.9 million, respectively.

           The Subsidiaries' ratios of earnings to fixed charges for the year ended December 31, 1993, were as follows: Monongahela, 3.49; Potomac Edison, 3.34; West
Penn, 3.49; and AGC, 2.88.

           APS and the Subsidiaries' consolidated
capitalization ratios as of December 31, 1993, were:
common equity, 46.1%; preferred stock, 6.5%; and long-term debt, 47.4%. APS and the Subsidiaries' long-term objective is to maintain the common equity portion above 45%, reduce the long-term debt portion toward
45%, and maintain the preferred stock ratio for the balance of the capital structure.

           In January 1994, the Operating Subsidiaries jointly entered into an aggregate $300 million multi-year credit agreement with eighteen lenders. Each
Operating Subsidiary's borrowings under the agreement are limited to its pro rata share of the stock of AGC, which stock was pledged to secure the credit agreement.
The Operating Subsidiaries' percentage ownership of AGC and resulting borrowing limitations are: Monongahela
27%, $81,000,000; Potomac Edison 28%, $84,000,000; and
West Penn 45%, $135,000,000. The agreement may be used as a supplement to or in lieu of public financings and short-term debt programs.

           During 1994, Monongahela, Potomac Edison and West Penn plan to issue up to $50 million, $75 million, and $105 million, respectively, of new securities, consisting of both debt and preferred and common equity, for general corporate purposes, including their construction programs. In addition, the Operating Subsidiaries may engage in tax-exempt solid waste disposal financings to the extent funds are available to Harrison County from the West Virginia cap allocation. APS plans to fund Operating Subsidiaries' sales of common stock to it through the issuance of short-term debt and the sale of APS' common stock through its Dividend Reinvestment and Stock Purchase
Plan and Employee Stock Ownership and Savings Plan.

           The Operating Subsidiaries, if economic and market conditions make it desirable, may refund during 1994 up to $550 million of first mortgage bonds, up to $100 million of preferred stock, and up to $78 million of pollution control revenue notes through tender offers or optional redemptions.

                                          FUEL SUPPLY


           System-operated stations burned approximately
15.7 million tons of coal in 1993. Of that amount, 67% was cleaned (6.7 million tons) or used in stations equipped with scrubbers (3.9 million tons). Use of desulfurization equipment and cleaning and blending of coal make burning local higher-sulfur coal practical, and in 1993 about 96% of the coal received at System stations came from mines in West Virginia, Pennsylvania, Maryland, and Ohio. The Operating
Subsidiaries do not mine or clean any coal. All raw, clean or washed coal is purchased from various suppliers as necessary to meet station requirements.

           Long-term arrangements, subject to price change, are in effect and will provide for approximately 12 million tons of coal in 1994. The System depends on short-term arrangements and spot purchases for its remaining requirements. Through the year 1999, the total coal requirements of present System-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers.

           The Operating Subsidiaries will meet the requirements of Phase I of the CAAA by installing scrubbers at Harrison Power Station. This will allow the continued use of local, high-sulfur coal there. A long-term contract for the supply of lime for use in the scrubber operation and for fixation of the scrubber byproduct has been negotiated and is expected to be signed in early 1994. It is expected that the use of lime will increase the costs of operating the station.

           For each of the years 1989 through 1992, the average cost per ton of coal burned was, respectively, $34.64, $35.97, $36.74 and $36.31. For the year 1993, the cost per ton decreased to $36.19, and in December
1993 the cost per ton was $36.45.

           The labor agreement between the United Mine
Workers of America (UMWA) and the Bituminous Coal
Operators' Association (BCOA) expired on February 1,
1993. As a result, the UMWA initiated selective strikes against BCOA member companies on February 2, 1993. In late May and early June, numerous mines which serve the Operating Subsidiaries' power stations were closed down to various degrees. The UMWA and BCOA agreed to a new five year contract on December 14, 1993, and mining operations resumed at most mines during the week of December 20, 1993. The Operating
Subsidiaries continued to meet customer needs during this approximately seven-month period through the use of existing low cost inventories, additional spot and substitute contract coal purchases, and some conservation measures, primarily at the Harrison Power
Station.

           The Operating Subsidiaries own coal reserves estimated to contain about 125 million tons of high-sulfur coal recoverable by deep mining. There are no present plans to mine these reserves and, in view of economic conditions now prevailing in the coal market, the Operating Subsidiaries plan to hold the reserves as a long-term resource.

                                         RATE MATTERS


           Rate case decisions in Pennsylvania and Maryland were issued for West Penn and Potomac Edison in May and February, 1993.

West Penn

           On May 14, 1993, the Pennsylvania Public Utility
Commission (PUC) issued an order in West Penn's base rate case effective May 18, 1993, authorizing an increase in revenues of $61.6 million, of which $26.1 million was for recovery of carrying charges (return on investment and taxes) associated with West Penn's CAAA compliance plan through June 30, 1993. West Penn had originally filed for a base rate increase designed to produce $101.4 million. West Penn received all maintenance expenses that it had requested, and a return on equity (ROE) of 11.5%.

           West Penn filed a petition on January 12, 1994 with the PUC requesting authorization to accrue post in-service carrying charges on the Harrison scrubbers and to defer related depreciation and operating and maintenance expenses until they are recognized in rates. West Penn cannot predict the outcome of this proceeding.

           West Penn plans to file an application with the PUC on or about March 31, 1994, for a base rate increase to recover the remaining carrying charges on investment, depreciation and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. It is expected that the new rates will become effective on or about December
31, 1994. West Penn cannot predict the precise amount to be requested or the outcome of this proceeding.

           On February 20, 1992, the Commonwealth Court of
Pennsylvania affirmed the PUC's December 13, 1990, decision relating to West Penn's challenge to the PUC's methodology for calculation of ROE. Three industrial customers also appealed to the Commonwealth Court that part of the PUC order which failed to allocate capacity costs of PURPA projects on a demand basis in West
Penn's Energy Cost Rate.  On June 25, 1992, the
Commonwealth Court reversed the PUC's decision on this issue and remanded the case to the PUC for further proceedings. West Penn and other parties have negotiated a settlement on capacity costs of PURPA projects and other demand-related costs in West Penn's
Energy Cost Rate, which settlement does not affect West
Penn's revenues. The settlement agreement was approved by the PUC and was implemented in 1993.

Monongahela


           On January 18, 1994, Monongahela filed an application with the West Virginia Public Service
Commission (West Virginia PSC) for a base rate increase designed to produce $61.3 million in additional annual revenues which includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. It is expected that a decision will be rendered about
November 15, 1994, with increases to be effective immediately. Monongahela cannot predict the outcome of this proceeding.

           Monongahela filed a petition on January 11, 1994, with the Public Utilities Commission of Ohio (PUCO) requesting authorization to accrue post-in-service carrying charges on the Harrison scrubbers until its investment in such scrubbers is recognized in rates.
The petition also requested authorization for Monongahela to defer depreciation, and operating and maintenance expenses, including property taxes (but not including fuel costs) with respect to the scrubbers until the recovery of the deferrals can be addressed in Monongahela's next base rate case or otherwise, as the PUCO may deem appropriate. Monongahela is currently awaiting a decision on this petition. If the petition is approved, Monongahela will file its Ohio base rate case in early 1995.

Potomac Edison


           The Maryland Public Service Commission (Maryland
PSC) issued a final order in Potomac Edison's base rate case on February 24, 1993, authorizing an annual increase of $11.3 million, effective February 25, 1993, which included CAAA carrying charges through February
28, 1993. The original filing in July of 1992 was designed to produce approximately $23.0 million in additional annual revenues. Subsequent adjustments reduced this request to $17.6 million. Potomac Edison received most of the maintenance expenses that it had requested and a ROE of 11.9%.

           On April 30, 1993, Potomac Edison filed with the
Virginia State Corporation Commission (SCC) for a rate increase designed to produce $10.0 million in additional annual revenues. The new rates went into effect on September 28, 1993, subject to refund.
Hearings have been held and a final SCC decision is expected by April 1994. Potomac Edison cannot predict the outcome of this proceeding.

           On January 14, 1994, Potomac Edison filed an application with the West Virginia PSC for a base rate increase designed to produce $12.2 million in additional annual revenues which includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. It is expected that a decision will be rendered about November 15, 1994, with increases to be effective immediately. Potomac Edison cannot predict the outcome of this proceeding.

           On or about April 15, 1994, and June 30, 1994,
Potomac Edison plans to file new rate cases in Maryland and Virginia, respectively. The amounts of the requested increases have not yet been determined, but they will include recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. It is expected that the Maryland decision will be rendered in late
1994, and the Virginia decision in mid-1995. However, in both jurisdictions, it is expected that increases will be effective in late 1994.

Monongahela and Potomac Edison


           Pursuant to its order of December 12, 1991, approving Monongahela and Potomac Edison's plan for compliance with Phase I of the CAAA, the West Virginia
PSC authorized recovery by Monongahela and Potomac
Edison of $5.6 million and $1.4 million, respectively, of carrying charges on Phase I CAAA compliance costs through March 31, 1993, effective July 1, 1993. This brings the annual Phase I CAAA recovery for Monongahela and Potomac Edison to $8.7 million and $2.2 million, respectively. Pursuant to the order, Monongahela and Potomac Edison will submit requests for recovery of carrying charges through March 31, 1994, on Phase I
CAAA compliance costs in the annual energy cost review proceedings with any increase to be effective July 1, 1994. The annual values of all CAAA revenues authorized in these proceedings will be removed from this collection process effective when full Phase I
CAAA costs are included in base rates as a result of the 1994 rate case filings.

AGC


           Through February 29, 1992, AGC's ROE was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties filed to reduce the ROE to 10%. Hearings were completed in June 1992, and a recommendation has been issued by an Administrative Law Judge (ALJ) on December
21, 1993, for an ROE of 10.83%, which the other parties argue should be further adjusted to reflect changes in capital market conditions since the hearings.
Exceptions to this recommendation have been filed by all parties for consideration by the full Commission.
On January 28, 1994, the Consumer Advocate Division of the West Virginia PSC, Maryland People's Counsel, and Pennsylvania Office of Consumer Advocate filed a joint complaint with the FERC against AGC claiming that both the existing ROE of 11.53% and the ROE recommended by the ALJ of 10.83% are unjust and unreasonable. This new complaint requests an ROE of 8.53% with rates subject to refund beginning April 1, 1994. AGC cannot predict the outcome of these proceedings.

FERC


           West Penn, Potomac Edison, and Monongahela implemented settlement agreements in 1993 covering wholesale rates in effect for their municipal, co-op, and borderline agreement customers subject to the jurisdiction of the FERC. Each included carrying charges for work in progress on the scrubbers at the Harrison Power Station, additional expenses for postretirement benefits other than pensions (see below), and future automatic rate changes resulting from changes to taxes or tax rates (federal, state and local for Monongahela and West Penn, and federal for Potomac Edison). The amounts of the increases and the effective dates for West Penn, Potomac Edison, and Monongahela were $1.6 million on June 15, 1993; $1.5 million on September 15, 1993; and $0.6 million on December 1, 1993, respectively. It is anticipated that additional filings to include recovery of the remaining carrying charges on investment, depreciation, as well as all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense for each Operating Subsidiary will be made in 1994 with increases to be effective around the end of 1994.

Postretirement Benefits Other Than Pensions (SFAS No.
106)


           The Operating Subsidiaries and APSC adopted SFAS
No. 106 as of January 1, 1993. This requires all companies to accrue for the cost of postretirement benefits other than pensions (principally health care and life insurance) for the employee and covered dependents during the years that the employee renders the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the Operating Subsidiaries and APSC for retired employees and their dependents were recovered in rates on a pay-as-you-go basis.

           Recovery of SFAS No. 106 costs has been
authorized for retail customers in Maryland effective in February 1993, in Pennsylvania effective in May
1993, and for FERC wholesale customers effective on the rate case effective date described above under ITEM 1.
RATE MATTERS, FERC. Regulatory actions have been taken by the PUCO and Virginia PSC, which indicate that substantial recovery is probable. The West Virginia
PSC considers recovery of SFAS No. 106 costs on a case-by-case basis and therefore Monongahela and Potomac
Edison cannot predict the outcome of such proceedings.
Recovery has been requested in rate cases filed in Virginia and West Virginia for which final commission decisions are expected in 1994. Recovery of these costs in Ohio will be requested in the next base rate case which is expected to be filed in early 1995. The
Operating Subsidiaries are currently recovering approximately 85% of SFAS No. 106 expenses in rates.
This reflects for West Virginia and Ohio only the recovery of the previously authorized pay-as-you-go component. The Operating Subsidiaries have recorded regulatory assets relating to those regulatory jurisdictions where full recovery of SFAS No. 106 level of expenses has not yet been granted recovery in rates.
The Operating Subsidiaries do not anticipate that SFAS
No. 106 will have a substantial effect on consolidated net income.

                                   ENVIRONMENTAL MATTERS


           The operations of the Subsidiaries are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities.

           Meeting known environmental standards is estimated to cost the Subsidiaries about $361 million in capital expenditures over the next three years, including $254 million for compliance with Phase I of the CAAA, described below, and initial cost for anticipated compliance with Phase II. The full costs of compliance with Phase II cannot be estimated at this time, but may be substantial. Additional legislation or regulatory control requirements, if enacted, may well require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.

                                         Air Standards


           The Operating Subsidiaries meet applicable standards as to particulates and opacity at major stations with high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, and, at times, reduction of output. From time to time minor excursions of opacity normal to fossil fuel operations are experienced and are accommodated by the regulatory process. In February 1994, three notices of violation were received by the Operating Subsidiaries from the West Virginia Division of Environmental
Protection (WVDEP) regarding opacity excursions for three power stations in West Virginia. The Operating
Subsidiaries are working with the WVDEP to resolve the alleged violations. It is not anticipated that the alleged violations will result in substantial penalties. At the major stations (other than Mitchell
Unit No. 3 and Pleasants, which have scrubbers), the Operating Subsidiaries meet current emission standards as to sulfur dioxide by using low-sulfur coal, by purchasing cleaned coal to lower the sulfur content, or by blending low-sulfur with higher sulfur coal.

           The CAAA, among other things, require an annual reduction in total utility emissions within the United
States of 10 million tons of sulfur dioxide and two million tons of nitrogen oxides from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired System plants are affected in Phase I and the remaining five coal-fired plants and any coal-fired plants or units reactivated in the future will be affected in Phase II. Installation of scrubbers at the Harrison Power Station is the strategy undertaken by the Operating Subsidiaries to meet the required sulfur dioxide emission reductions for Phase I
(1995).  Continuing studies will determine the
compliance strategy for Phase II (2000). It is expected that burner modifications at all power stations will satisfy the nitrogen oxide emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland and Pennsylvania for ozone nonattainment (Title I) reasons. Continuous emission monitoring equipment has been installed on all Phase I units and is being installed on Phase II units.
Studies to evaluate cost effective options to comply with Phase II of the CAAA, including those which may be available from the use of Operating Subsidiaries' banked emission allowances and from the emission allowance trading market, are continuing.

           In an effort to introduce market forces into pollution control, the CAAA created sulfur dioxide emission allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere during or following a specified calendar year. Subject to regulatory limitations, allowances (including bonus and extension allowances) not used by an owner for its own compliance may be sold or "banked" for future use or sale.
Through an industry allowance pooling agreement, the Operating Subsidiaries will receive a total of approximately 570,000 bonus and extension allowances during Phase I. These allowances are in addition to the Table A allowances of approximately 356,000 per year.

           As a result of EPA's 1993 auctioning of a number of Table A allowances retained from each utility's annual allotment, approximately 16,000 allowances were sold for the Operating Subsidiaries. Such auctions will be held every year for the foreseeable future and allowances sold thereby will result in a prorational allocation of revenues back to the Operating
Subsidiaries. If some allowances offered at auction remain unsold, the balance will also be prorationally rebated to the utilities which contributed them. The proceeds from these auctions are expected to be relatively minimal and the Operating Subsidiaries plan to credit these proceeds against the capital cost of emission compliance activities, subject to regulatory approval. Other allowance trading activities may be undertaken by the Operating Subsidiaries once certain tax questions are answered and once studies to determine Phase II compliance strategy are completed.

           In 1989, the West Virginia Air Pollution Control
Commission approved the construction of a cogeneration facility in the vicinity of Rivesville, West Virginia.
Emissions impact modeling for that facility raised concerns about the compliance status of Monongahela's
Rivesville Station with the National Ambient Air
Quality Standards (NAAQS) for sulfur dioxide. Pursuant to a consent order, Monongahela agreed to collect on-site meteorological data and conduct additional dispersion modeling in order to demonstrate compliance.
The modeling study and a compliance strategy recommending construction of a new "good engineering practices" (GEP) stack was submitted to the WVDEP in June 1993. Costs associated with the GEP stack are approximately $7 million. Monongahela is awaiting action by the WVDEP.

           Under an EPA-approved consent order with Pennsylvania, West Penn completed construction of a GEP stack at the Armstrong Station in 1982 at a cost of over $13 million with the expectation that EPA's reclassification of Armstrong County to "attainment status" under NAAQS for sulfur dioxide would follow.
As a result of the 1985 revision of its stack height rules, EPA refused to reclassify the area to attainment status. West Penn appealed the EPA's decision. In
1988, the U. S. Court of Appeals for the Third Circuit dismissed West Penn's appeal for lack of jurisdiction, stating that West Penn's request for reconsideration before EPA made EPA's denial a non-final agency action.
West Penn's request for reconsideration before EPA remains pending. West Penn cannot predict the outcome of this proceeding.


                                        Water Standards


           Under the National Pollutant Discharge
Elimination System (NPDES) permitting procedures, permits for all System-owned stations are in place.
However, in proposed NPDES renewal permits for some stations which are currently being sought, some conditions are being appealed through the regulatory process since the Operating Subsidiaries believe the effluent limitations being applied are overly stringent. The Operating Subsidiaries continue to work with the appropriate state agencies to resolve these issues. In the meantime, the existing permits remain in effect during the appeal process.

           The EPA and states are now implementing
stormwater runoff regulations for controlling discharges from industrial and municipal sources as well as construction sites. Stormwater discharges have been identified and included in NPDES renewals, but controls have not yet been required. Since the current round of permit renewals began in 1993, monitoring requirements have been imposed, with pollution reduction plans and additional control of some discharges anticipated.

           Pursuant to the National Groundwater Protection
Strategy, which supplements existing West Virginia groundwater protection policy, West Virginia has adopted a Groundwater Protection Act. This law establishes a statewide antidegradation policy which could require the Operating Subsidiaries to undertake reconstruction of existing landfills and surface impoundments as well as groundwater remediation, and may affect herbicide use for right-of-way maintenance in West Virginia. Groundwater protection standards were approved and implemented in 1993 (based on EPA drinking water criteria) which established compliance limits which cannot be exceeded. The Operating
Subsidiaries anticipate that some facilities will not be able to meet the new compliance limits. Variance requests and requests for stays of implementation have been made for all affected facilities. However, variance rules have not yet been promulgated and action on the requests has not been taken. Therefore, it is not possible to predict the difficulty and costs associated with obtaining variances. If variances are not granted, costs may be incurred by the Operating
Subsidiaries for groundwater remediation. Such costs, if any, cannot be predicted at this time.

           The Pennsylvania Department of Environmental
Resources (PADER) developed a Groundwater Quality
Protection Strategy which established a goal of nondegradation of groundwater quality. However, the strategy recognizes that there are technical and economic limitations to immediately achieving the goal and further recognizes that some groundwaters need greater protection than others. The PADER is beginning to implement the strategy by promulgating changes to the existing rules that heretofore did not consider the nondegradation goal. The full extent of the impact of the strategy on the Operating Subsidiaries cannot be anticipated at this time.

           In 1993, two notices of violation were received by the Operating Subsidiaries from the WVDEP regarding excursions above limits contained in NPDES permits for discharge of leachate from fly ash landfills in West
Virginia. One violation notice was withdrawn by the state agency and the other was resolved without payment of substantial penalty. On January 27, 1994 and February 9, 1994, the Operating Subsidiaries received two separate notices of violation from PADER regarding excursions above limits contained in the NPDES permit for discharge of leachate from Hatfield's Ferry Power
Station fly ash landfill. One violation notice was resolved without payment of substantial penalty. The
Operating Subsidiaries are working with the PADER to resolve the other alleged violation. It is not anticipated that the alleged violation will result in substantial penalties.

                                  Hazardous and Solid Wastes


           Pursuant to the Resource Conservation and Recovery Act of 1976 and the Hazardous and Solid Waste
Management Amendments of 1984 (RCRA), EPA regulates the disposal of hazardous and solid waste materials.
Pennsylvania, West Virginia, Maryland, Ohio, and
Virginia have also enacted hazardous and solid waste management legislation.

           With the installation of the scrubbers at the Harrison Power Station, approximately 2.8 million tons per year of scrubber sludge, consisting principally of limestone and ash, will be generated and disposed of in a disposal facility owned and operated by the Operating
Subsidiaries. The expected capacity of the site is 30 years. Pleasants Power Station processes its scrubber sludge using a wet-fixation and slurry system, with the treated sludge disposed of in a properly permitted sludge pond. Mitchell and Harrison Power Stations process their scrubber sludge by a dry-fixation process with the stabilized sludge disposed of in a properly permitted landfill. Coal combustion byproducts from all other facilities are either sold for beneficial reuse or landfilled in properly permitted and currently adequate disposal facilities owned and operated by the Operating Subsidiaries. The Operating Subsidiaries are in the process of permitting additional capacity to meet future disposal needs.

           Costs are being incurred as the Operating
Subsidiaries progress with implementation of both West
Virginia's and Pennsylvania's 1992 solid waste regulatory changes. A predominant portion of the costs are attributable to two major factors: 1) liner systems for new disposal sites and the expansion portion of existing disposal sites, and 2) the assessment of groundwater impacts via monitoring wells.
Because past operating practices, while in compliance with then existing regulations, may not meet the current criteria, as measured by new standards, it is possible that groundwater remediation may be required at some of the Operating Subsidiaries' facilities. In addition, under West Virginia's Solid Waste Rules, it is possible that certain active disposal sites may have to be retrofitted with liner systems to address potential groundwater degradation. The draft permit renewal from WVDEP for the currently active disposal site at Albright Power Station requires, on a portion of the site, retrofitting with a new liner system with possible removal of already placed coal combustion byproducts. The Operating Subsidiaries are working to have this proposed permit condition removed; however if it is not, it is anticipated that this condition will be appealed.

           EPA regulations on the burning of hazardous waste in utility boilers are expected to be amended in 1994 making the practice cost prohibitive for the Operating Subsidiaries. Until such time as the regulations are amended, the Operating Subsidiaries will continue to minimize their hazardous waste and to burn small quantities of hazardous waste generated in accordance with EPA boiler and industrial furnace disposal rules.
Once such regulations are amended, the low volume wastes will be disposed of in incinerators or landfills which are owned by third parties. None of the Operating Subsidiaries are required to obtain hazardous waste treatment, storage or disposal permits under RCRA. With a continued effort to reduce hazardous waste, disposal costs and potential environmental liability should be minimized.

           Potomac Edison has received a notice from the Maryland Department of the Environment (MDE) regarding a remediation ordered under Maryland law at a facility previously owned by Potomac Edison. The MDE has identified Potomac Edison as a potentially responsible party under Maryland law. Remediation is currently being implemented by the current owner of the facility in Frederick, Maryland. It is not anticipated that Potomac Edison's share of remediation costs, if any, will be substantial.

                                 Emerging Environmental Issues


           Title I of the CAAA establishes an ozone transport region consisting of 11 northeast states including Maryland and Pennsylvania. Sources within the region will be required to reduce nitrogen oxide emissions, a precursor of ozone, to a level conducive to attainment of the ambient ozone standard. The first step for Title I compliance will result in the installation of low nitrogen oxide burners and potentially overfire air at all Pennsylvania and Maryland stations by 1995. This is compatible with Title IV nitrogen oxide reduction requirements.
Modeling studies being conducted by the states will determine if a second step of reductions will be necessary which could require installation of post-combustion control technologies.

           Title III of the CAAA requires EPA to conduct studies of toxic air pollutants from utility plants to determine if emission controls are necessary. EPA's reports are expected to be submitted to Congress in late 1995.

           The impact of Titles I and III on the Operating
Subsidiaries is unknown at this time.

           Both the CWA and the RCRA are expected to be reauthorized in 1994. It is anticipated that coal combustion byproducts will continue to be regulated as nonhazardous waste, minimizing the Operating
Subsidiaries' disposal costs.

           An additional issue which could impact the Operating Subsidiaries and which is undergoing intense study, is the effect, if any, of electric and magnetic fields. The financial impact of this issue on the Operating Subsidiaries, if any, cannot be assessed at this time.

           In connection with President Clinton's Climate
Change Action Plan concerning greenhouse gases, the Operating Subsidiaries expressed by letter to the DOE in August 1993, their willingness to work with the DOE on implementing voluntary, cost-effective courses of action that reduce or avoid emission of greenhouse gases. Such courses of action must take into account the unique circumstances of each participating company, such as growth requirements, fuel mix and other circumstances. Furthermore, they must be consistent with the Operating Subsidiaries' integrated resource planning process and must not have an adverse effect on competitive position in terms of costs and rates or be unacceptable to their regulators. Some 63 other utility systems submitted similar letters.

                                          REGULATION


           APS and the Subsidiaries are subject to the broad jurisdiction of the Securities and Exchange Commission
(SEC) under the Public Utility Holding Company Act of
1935 (PUHCA). APS is also subject to the jurisdiction of the Maryland PSC as to certain of its activities.
The Subsidiaries are regulated as to substantially all of their operations by regulatory commissions in the states in which they operate and also by the DOE and the FERC. In addition, they are subject to numerous other city, county, state, and federal laws, regulations, and rules.

           EPACT became law on October 24, 1992. This broad legislation, among other things, amends PUHCA to permit utilities subject to PUHCA to compete in the wholesale generation business with other wholesale generators which it exempts from PUHCA; to ease restrictions on financing for that purpose; and to permit investment in foreign utilities. EPACT also amends the Federal Power
Act to permit the FERC to order, under specified circumstances, access to transmission systems
(including those of the System) so long as it would not unreasonably impair reliability nor adversely affect its existing wholesale, retail and transmission customers. It also amends PURPA to encourage states to study and regulate various matters, including the capital structures of EWGs, integrated resource planning, and the amount of purchased power that electric utilities should have in their generation mix. EPACT also sets forth waste disposal standards, new nuclear licensing procedures, and contains provisions promoting alternate transportation fuels, research on environmental issues, and increased energy from renewables (See discussion of EPACT in ITEM 1.
BUSINESS, SALES and ELECTRIC FACILITIES).

           Pursuant to the requirements of Section 712 of EPACT, the Maryland, Ohio, Pennsylvania, Virginia, and
West Virginia commissions issued orders regarding four broad economic and regulatory policy issues related to the purchase of wholesale power. All of the commissions decided to evaluate these issues on a case-by-case basis or within their existing regulatory framework, instead of establishing generic standards.

           On January 24, 1994, the Maryland PSC issued an order which instituted a proceeding for the purpose of determining whether to implement standards which, under EPACT, a state commission must consider in order to encourage integrated resource planning and investments in conservation and energy efficiency by electric utilities. The order provides for the filing of initial and reply comments and for a hearing on May 3, 1994. Potomac Edison intervened and will be submitting comments in this proceeding.

           Under EPACT, the FERC has initiated several proceedings, one of the most significant being the request for comments on transmission pricing, including pricing as it may apply to parallel power flows. The
Operating Subsidiaries have developed and submitted a pricing philosophy intended to meet certain goals, including reliable operation of the transmission system and protection of native load customers, while promoting accurate price signals and offering third-party transmission service at the lowest reasonable rates. Other FERC initiatives included the issuance of guidelines governing open access transmission requests and rules governing the establishment of Regional
Transmission Groups.

           The Operating Subsidiaries founded and continue to participate in, along with other utilities, an organization whose primary purpose is to develop a mutually acceptable method of resolving the inequities imposed on transmission network owners by parallel power flows.

           The SEC has also issued regulations and proposed regulations to implement EPACT, including the integration of EPACT with PUCHA and the effect of EPACT on nonexempt PUCHA companies such as APS and its Subsidiaries.

           In July 1993, the PUC directed the Bureau of
Conservation, Economics and Energy Planning to develop competitive bidding regulations to replace, at least in part, the existing state PURPA regulations. In
November 1993, West Penn filed a petition with the PUC requesting an Order that, pending the revision and replacement of the existing state PURPA regulations, any proceedings or orders regarding purchase by West
Penn of capacity from a qualifying facility under PURPA shall be based on competitive bidding. The Office of Consumer Advocate, the Office of Small Business
Advocate, the West Penn Power Industrial Intervenors, and West Penn's two largest industrial customers have intervened in support of West Penn's position. Several
PURPA developers and a group purporting to represent
PURPA interests have filed in opposition to certain parts of the petition. West Penn cannot predict the outcome of this proceeding.

           On October 8, 1993, the West Virginia PSC issued proposed regulations concerning bidding procedures for capacity additions for electric utilities and invited comment by December 7, 1993. A number of interested parties, including Monongahela and Potomac Edison, filed comments. The West Virginia PSC has taken no further action since the filing of comments.

           On December 17, 1992, the PUCO issued proposed rules concerning competitive bidding for supply-side resources, transmission access for winning bidders and incentives for the recovery of the cost of purchased power. The PUCO invited comments by March 3, 1993 and reply comments by March 24, 1993. A number of interested parties, including Monongahela, submitted comments. The PUCO has taken no further action following the filing of comments.

           Maryland and Virginia have not mandated
compulsory competitive bidding at this date.

           The Omnibus Budget Reconciliation Act of 1993 increased the marginal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. As a result, the Operating Subsidiaries' income tax expense for 1993 increased by about $3 million.

           On June 13, 1990, the Maryland PSC began an investigation to determine whether Potomac Edison's methodology for calculating avoided costs under PURPA is appropriate. On October 11, 1991, the Maryland PSC incorporated this review of avoided costs into a collaborative process already formed between its Staff, the Maryland Department of Natural Resources, Potomac
Edison, Eastalco Aluminum, the Maryland Energy
Administration, and the Office of People's Counsel.
Although the group's primary mission was to avoid litigation by working cooperatively to develop demand-side management programs, the issue of avoided costs was addressed because avoided costs are needed for determining the cost-effectiveness of programs. These negotiations culminated in a Settlement Agreement which was signed by the six parties and filed with the Maryland PSC on October 14, 1993. The Hearing Examiner issued a proposed order accepting the Settlement
Agreement on November 17, 1993. The proposed order became final on December 17, 1993, thereby concluding this proceeding.

           In October 1990, the PUC ordered Pennsylvania's major electric utilities, including West Penn, to file programs for demand-side management designed to reduce customer demand for electricity and to reduce the need for additional generating capacity. The PUC's order proposed that the affected utilities receive full recovery of the costs of approved programs, as well as financial incentives for implementing such programs, including recovery of lost revenues. West Penn filed its proposed programs with the PUC. On December 13, 1993, the PUC entered an order which provides for the recovery of program costs either through a surcharge or deferral to a base rate case; the recovery of revenues lost due to the implementation of demand-side management programs through a base rate case; and the award of incentives for good program performance or the assessment of penalties for poor performance. Two parties to this proceeding have petitioned the PUC for reconsideration and clarification and the Pennsylvania
Industrial Energy Coalition has filed an appeal with the Commonwealth Court of Pennsylvania. West Penn cannot predict the final outcome of this proceeding.

           During 1993, Potomac Edison continued its participation in the Collaborative Process for demand-side management in Maryland with the Maryland PSC
Staff, Office of People's Counsel, the Department of
Natural Resources, Maryland Energy Administration, and
Potomac Edison's largest industrial customer.  Potomac
Edison received the Maryland PSC's approval to implement a Commercial and Industrial Lighting Rebate
Program as of July 1, 1993.  Through December 31, 1993
Potomac Edison had received applications for $7.5 million in rebates related to the commercial lighting program. Program costs, including rebates and lost revenues, are deferred and are to be recovered through an energy conservation surcharge over a five-year period.


ITEM 2.    PROPERTIES


           Substantially all of the properties of the Operating Subsidiaries are held subject to the lien securing each company's first mortgage bonds and, in many cases, subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued, prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien. Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Operating
Subsidiaries possesses the power of eminent domain with respect to its public utility operations. (See also
ITEM 1. BUSINESS and SYSTEM MAP.)

ITEM 3.    LEGAL PROCEEDINGS


           In 1979, National Steel Corporation (National
Steel) filed suit against certain Subsidiaries in the Circuit Court of Hancock County, West Virginia, alleging damages of approximately $7.9 million as a result of an order issued by the West Virginia PSC requiring curtailment of the plaintiff's use of electric power during the United Mine Workers' strike of 1977-8. A jury verdict in favor of the defendants was rendered in June 1991. National Steel has filed a motion for a new trial, which is still pending before the Circuit Court of Hancock County. The Subsidiaries believe the motion is without merit; however, they cannot predict the outcome of this case.

           In 1987, West Penn entered into separate agreements with developers of four PURPA projects:
Milesburg (43 MW), Burgettstown  (80 MW), Shannopin (80
MW) and Point Marion (2 MW). The agreements provided for the purchase of each project's power over 30 years or more at rates generally approximating West Penn's avoided costs at the time the agreements were negotiated, as defined by PURPA. Yearly capacity payments under the four agreements would total in excess of $50 million. Each agreement was subject to prior PUC approval of the pass-through to West Penn's customers of the total cost incurred under each agreement, on a current basis. In 1987 and 1988, West
Penn filed a separate petition with the PUC for each agreement requesting an appropriate PUC order, and various parties intervened. Since that time, all four agreements have been, in varying degrees, the subject of complex and continuing regulatory and judicial proceedings. During 1993, West Penn entered into a settlement agreement with Point Marion and that project has been terminated.

           On November 24, 1993, the Pennsylvania Supreme
Court issued a per curiam opinion regarding the Milesburg project which upheld the decision of the Commonwealth Court concerning the time frame for the calculation of avoided cost and upheld the decision that the PUC had the authority under PURPA to revise and reinstate a lapsed power purchase contract. West
Penn is considering its options as a result of this ruling, including a petition for certiorari to the United States Supreme Court.

           On December 30, 1993, the Pennsylvania Supreme
Court issued a per curiam opinion regarding the Shannopin project which upheld the decision of the Commonwealth Court affirming the PUC's authority under PURPA to revise voluntarily negotiated power purchase contracts. West Penn is considering its options as a result of this ruling, including a petition for certiorari to the United States Supreme Court. As of
December 31, 1993, petitions for allowance of an appeal of the decision of the Pennsylvania Commonwealth Court on the Burgettstown project were pending before the Pennsylvania Supreme Court. West Penn cannot predict the outcome of these proceedings.

           On October 28, 1993, South River Power Partners,
L.P. ("South River") filed a complaint against West
Penn with the PUC.  The complaint seeks to require West
Penn to purchase 240 MW from a proposed coal-fired
PURPA project which South River proposes to build in Fayette County, Pennsylvania. South River's proposed initial price for this power would be over $0.09 per kWh. West Penn is opposing this complaint as the power is not needed and the price is in excess of avoided cost. The Pennsylvania Consumer Advocate, the Small
Business Advocate, the PUC Trial Staff and various industrial customers have also intervened in opposition to the complaint. West Penn cannot predict the outcome of this proceeding.

           Two previously reported complaints had been filed with the West Virginia PSC by developers of cogeneration projects in Marshall and Barbour Counties, West Virginia to require Monongahela and Potomac Edison to purchase capacity from the projects. These two cases were consolidated. The West Virginia PSC on March 5, 1993, found that: Monongahela had no need for additional capacity; Potomac Edison will need new combustion turbine generating capacity beginning in 1996; and Potomac Edison's avoided cost estimate, which is substantially below the costs sought by the developers of the projects, is reasonable. The developers have asked the West Virginia PSC to consider issues not resolved in the March 5, 1993 order. On
June 25, 1993 the West Virginia PSC found that Potomac Edison had a PURPA obligation to purchase power from qualifying facilities properly interconnected to the System in Monongahela's service territory and ordered negotiations by Monongahela and Potomac Edison with the two PURPA developers. On August 9, 1993, the West
Virginia PSC deconsolidated the two cases. Following the West Virginia Supreme Court's denial of a petition for review of this order, both developers requested the start of negotiations. Monongahela and Potomac Edison cannot predict the outcome of these proceedings.

           On November 16, 1992, Potomac Edison and the developer of a proposed cogeneration project located in Cumberland, Maryland, requested that the Maryland PSC approve an amendment to a previously approved agreement for the sale of 180 MW of capacity and associated energy from the project to Potomac Edison. The amendment provides for the relocation of the proposed project within the Cumberland area; a delay of one year in the project's earliest in-service date to October 1, 1996, without increase in the initial capacity rate
(which otherwise escalates annually at one-half the rate of actual inflation); and other changes consistent with the site and in-service date modifications. The
Maryland PSC commenced an investigation of the amendment in December 1992. After hearings, the parties reached a settlement which was approved by the Maryland PSC on March 17, 1993. The settlement agreement resulted in a further delay of the project's in-service date to October 1, 1999, modified the initial capacity rate with only a slight escalation, and provided that Potomac Edison would pay, and recover from customers by a surcharge, a portion of the project's costs resulting from the delay. On December
22, 1993, the Maryland PSC approved the surcharge and these costs are being recovered from customers effective January 1, 1994.

           As previously reported, effective March 1, 1989,
West Virginia enacted a new method for calculating the Business and Occupation Tax (B & O Tax) on electricity generated in that state, which disproportionately increased the B & O Tax on shipments of electricity to other states. In 1989, West Penn, the Pennsylvania
Consumer Advocate, and several West Penn industrial customers filed a joint complaint in the Circuit Court of Kanawha County, West Virginia seeking to have the B
& O Tax declared illegal and unconstitutional on the grounds that it violates the Interstate Commerce Clause and the Equal Protection Clause of the federal
Constitution and certain provisions of federal law that bar the states from imposing or assessing taxes on the generation or transmission of electricity that discriminate against out-of-state entities. In 1991, West Penn amended the complaint to include a 1990 increase in the rate of the B & O Tax. The trial was held in July 1993 and briefs have been filed. West
Penn cannot predict the outcome of this litigation.

           As of January 1994, Monongahela has been named as a defendant along with multiple other defendants in 1,429 pending asbestos cases involving multiple plaintiffs and Monongahela, Potomac Edison and West
Penn have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. Because these cases are filed by "shot-gun" complaints naming many plaintiffs and many defendants, it is presently impossible to determine the actual number of claims against the Operating
Subsidiaries. However, based on past experience and data available to date, it is estimated that less than 600 cases actually involve claims against any or all of the Operating Subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at Subsidiary-operated stations were employed by third-party contractors, with the exception of three who claim to have been employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to $1 million for the loss of consortium claim. Therefore, because of the multiple defendants, the Operating Subsidiaries believe potential liability of the Operating Subsidiaries is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by Monongahela for an amount substantially less than the anticipated cost of defense. While the Operating Subsidiaries believe that all of these cases are without merit, they cannot predict the outcome of these cases or whether other cases will be filed.

           On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, as amended ("CERCLA"), with respect to the Jack's Creek/Sitkin Smelting Superfund
Site ("Site"). The Operating Subsidiaries are among some 880 PRPs that have been identified at the Site.
EPA is planning to issue a Proposed Plan and Record of Decision in September 1994 delineating the remedy selected for the Site. At this time it is not possible to determine what liability, if any, the Operating
Subsidiaries may have regarding the Site.

           In 1970, the Operating Subsidiaries filed with the Federal Power Commission (FPC) an application for a license to build a 1,000-MW energy-storage facility near Davis, West Virginia. In 1977, FPC issued a license for the project, but various parties, including the State of West Virginia and the U.S. Department of Interior, filed appeals, which are now pending before the U.S. Court of Appeals for the District of Columbia.
The U.S. Army Corps of Engineers (Corps) denied a dredge and fill permit for the project, which decision was appealed. The U.S. District Court for the District of Columbia decided that the Corps had no jurisdiction in the matter. The Corps filed an appeal with the U.S.
Court of Appeals for the District of Columbia.  In
1987, the appellate Court decided that the Corps did have jurisdiction and remanded the case to the U.S.
District Court for further consideration of the Corps' denial of the permit. The U. S. Supreme Court refused to review that decision. In 1988, the U.S. District
Court reversed the Corps' denial of the dredge and fill permit. The District Court's decision, which has now been appealed, found, among other things, that the Operating Subsidiaries were denied an opportunity to review and comment upon written materials and other communications used by the Corps in making its decision, and as a result the Court remanded the matter to the Corps for further proceedings. Negotiations are ongoing to settle this matter. The Operating
Subsidiaries cannot predict the outcome of these proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The holders of 46,537,924 shares of common stock of APS voted at a special meeting held on November 3, 1993 to amend APS' charter to reclassify each share of common stock, par value $2.50 per share, issued or unissued, into two shares of common stock, par value $1.25 each. The holder of 259,451 shares voted against the proposal and the holders of 296,598 shares abstained. The charter amendment became effective at the close of business on November 4,
1993.   The amount of APS' stated capital was not changed as a
result of the amendment.

           The holder of the common stock of Monongahela on December 13, 1993, waived the holding of a meeting and consented in writing to the amendment of its Charter to reflect the redemption of 50,000 shares of $9.64 series cumulative preferred stock.

           No other company submitted matters to a vote of shareholders during the fourth quarter.

                                     Executive Officers of the Registrants

The names of the executive officers of each company, their ages, the positions they hold and their business experience during the past five years appears below:

                                    Position (a) and Period of Service

Name              Age        APS       APSC          MP              PE              WP             AGC

Charles S. Ault   55                                                                 V.P.
                                                                                     (1990-    )
                                                                                     Previously,
                                                                                     Dir., Per.
                                                                                     (1986-90)

Thomas A. Barlow  59                                 V.P.
                                                     (1987-  )

Eileen M. Beck    52         Sec.        Sec.        Asst. Sec.     Asst. Sec.        Asst. Sec.    Sec. (1982- )
                             (1988-  )   (1988-  )   (1988-  )&     (1988-  )         (1988-  )
                                                     Asst. Treas.
                                                     (1981-  )

Klaus Bergman     62         Pres., CEO,  Pres., CEO, Chrm., CEO    Chrm., CEO        Chrm., CEO    Dir. (1982- )
                             & Dir.       & Dir.      & Dir.         & Dir.           & Dir.        & Pres. & CEO
                             (1985-  )    (1985-  )   (1985-  )     (1985-  )         (1985-  )     (1985-   )
                             Chairman     Chairman
                             (1994-  )    (1994-  )

Charles V. Burkley 62                                                                 Comptroller
                                                                                      (1984-   )

Nancy L. Campbell  54        V.P.         V.P.                        Asst. Treas.                    Treas. &
                             (1994-  )    (1993-  )                   & Asst. Sec.                    Asst. Sec.
                             Treas.       Treas.                      (1988-  )                       (1988-  )
                             (1988-  )    (1988-  )

Richard J. Gagliardi  43     V.P.         V.P.          Asst. Sec.                                    Asst. Treas.
                             (1991-  )    (1990-  )     (1990-  )                                     (1982-   )
                                          Previously,
                                          Asst. V.P. &
                                          Dir. Taxes
                                          (1988-90)

Stanley I. Garnett,II 50     V.P. - Fin.    V.P. - Fin.  Dir.          Dir.             Dir.          Dir. & V.P.
                             (1990-   )     (1990-   )   (1990-   )    (1990-   )       (1990-   )    (1990-   )
                             & Asst. Sec.   & Asst. Sec.                                V.P. (1985-  )
                             (1982-  )      (1982-  )                                   & Asst. Treas.
                             Previously,    Previously,                                 & Asst. Sec.
                             V.P.           V.P. - Legal                                (1981-    )
                                            & Regulatory

(a)  All officers and directors are elected annually.

                       Position (a) and Period of Service

Name              Age        APS       APSC          MP              PE              WP             AGC

Nancy H. Gormley   61        V.P.      V.P. - Legal   V.P.                           Asst. Sec.
                             (1991-  ) & Regulatory   (1992-  )                      & Asst. Treas.
                                       (1990-   )                                    (1990-  )
                                       Previously,
                                       Asst. V.P.
                                       (1/90-9/90)
                                       Previously,
                                       Gen. Solicitor

Benjamin H. Hayes  59                                  Pres.
                                                       (1987-  ) &
                                                       Dir.
                                                       (1992-  )

Thomas K. Henderson 53                                                                V.P.
                                                                                      (1985-  )

Kenneth M. Jones    56       V.P. &       V.P. &                                                    Dir. & V.P.
                             Comptroller  Comptroller                                               (1991-  )
                             (1991-  )    (1991-  )
                                          Previously,
                                          Comptroller

Thomas J. Kloc      41                                               Comptroller                     Comptroller
                                                                     (1988-  )                       (1988-   )

James D. Latimer    55                                               V.P.
                                                                     (1988-  )

(a)  All officers and directors are elected annually.

                           Position (a) and Period of Service

Name              Age        APS       APSC          MP              PE              WP             AGC

Kenneth D. Mowl    54                                                                Sec. & Treas.
                                                                                     (1986-  )

Charles S. Mullett 62                                Sec. & Treas.
                                                     (1983-  )

Robert B. Murdock  61                                                V.P.
                                                                     (1972-  )

Richard E. Myers   57                                Comptroller
                                                     (1980-  )

Alan J. Noia       46       V.P.-Fin.   V.P.-Fin.    Dir.            Pres. & Dir.     Dir.       Dir. (1984-90)
                            (1987-90)   (1987-90)   (1987-90)        (1990- )         (1987-90)  & V.P. (1982-90)
                                                                     Previously,
                                                                     Dir. & Exec. V.P.
                                                                     (3/90 - 5/90);
                                                                     Previously,
                                                                     Dir. & V.P.
                                                                     (1987-1990)

Jay S. Pifer       56                                                                  Pres.
                                                                                       (1990-  ) &
                                                                                       Dir.
                                                                                       (1992-  )
                                                                                       Previously,
                                                                                       V.P.

Peter J. Skrgic    52     V.P.          V.P.            Dir.         Dir. & V.P.       Dir.         Dir. & V.P.
                          (1989-  )     (1989-  )       (1990-   )   (1990-   )        (1990-   )   (1989-  )
                                        Previously,
                                        Exec. Dir.,
                                        Operating

Robert R. Winter   50                                   V.P.
                                                        (1987-   )

Dale F. Zimmerman  60                                                Sec. & Treas.
                                                                     (1990 -      )
                                                                     Previously
                                                                     Asst. Sec. &
                                                                     Asst. Treas.

(a)  All officers and directors are elected annually.

                                            PART II


ITEM 5.       MARKET FOR THE REGISTRANTS' COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS


              APS.

              AYP is the trading symbol of the common stock of APS on the New York, Chicago, and Pacific Stock
Exchanges.  The stock is also traded on the Amsterdam
(Netherlands) and other stock exchanges.  As of December
31, 1993, there were 63,396 holders of record of APS' common stock.

              The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:

                                 1993                                          1992
              Dividend       High           Low              Dividend      High       Low
1st Quarter  40-1/2 cents    $25-15/16      $23-7/16         40 cents      $22-1/2    $20-3/4
2nd Quarter  40-1/2          26-3/4         25               40             22-7/8     20-3/4
3rd Quarter  41              28-7/16        26-5/8           40             24-3/8     22
4th Quarter  41              28             25-1/2           40-1/2         24-1/4     22-15/16

              The high and low prices in 1994 were 26-1/2 and 24-1/8 through February 3. The last reported sale on that date was at 25.

              Monongahela, Potomac Edison, and West Penn. The information required by this Item is not applicable as all the common stock of these Subsidiaries is held by APS.


              AGC. The information required by this Item is not applicable as all the common stock of AGC is held by Monongahela, Potomac Edison, and West Penn.

ITEM 6.    SELECTED FINANCIAL DATA


                                                      Page No.

              APS                                        D-1
              Monongahela                                D-3
              Potomac                                    D-5
              West Penn                                  D-7
              AGC                                        D-9


APS
CONSOLIDATED STATISTICS
Year ended December 31
                                   1993      1992       1991       1990       1989       1988       1983
Summary of Operations (in millions)
Operating revenues                $2 331.5   $2 306.7   $2 282.2   $2 301.9   $2 260.7   $2 173.8   $1 737.6
Operation expense                  1 208.4    1 252.0    1 252.2    1 338.6    1 337.1    1 259.7      987.4
Maintenance                          231.2      210.9      204.2      182.0      185.5      166.6      122.6
Depreciation                         210.4      197.8      189.7      180.9      172.3      165.7      113.4
Taxes other than income              178.8      174.6      167.5      152.5      139.5      127.5      100.4
Taxes on income                      128.1      115.4      119.1      106.4       89.0      103.7      128.7
Allowance for funds used during
 construction                        (21.5)     (17.5)      (7.9)      (7.2)      (7.7)      (4.3)     (26.0)
Interest charges and preferred
 dividends                            180.3      171.3      165.0      161.1      156.0      155.1      147.1
Other income, net                                 (1.3)      (1.6)      (3.8)      (5.9)      (5.3)      (5.7)
Consolidated net income            $  215.8   $  203.5   $  194.0   $  191.4   $  194.9   $  205.1   $  169.7
Common Stock Data (a)
Shares outstanding at Dec. 31
 (in thousands)                     117 664    113 899    108 451    106 984    105 579    104 268     96 950
Average shares outstanding
 (in thousands)                     114 937    111 226    107 548    106 102    104 787    103 460     95 839
Earnings per average share            $1.88      $1.83      $1.80      $1.80      $1.86      $1.98      $1.77
Dividends paid per share              $1.63  $1.60 1/2  $1.58 1/2      $1.58      $1.55      $1.51      $1.25
Dividend pay-out ratio                 86.9%      88.3%      87.8%      87.6%      83.3%      76.2%      70.6%
Stockholders at Dec. 31              63 396     63 918     62 095     63 201     68 156     71 748     87 264
Market price range per share:
  High                               28 7/16    24 3/8     23 1/4    21 1/16     21 1/4     20 3/4     14 1/2
  Low                                23 7/16    20 3/4     17 7/16   17          17 13/16   17 15/16   11 3/16
Book value per share at Dec. 31      $16.62     $16.05     $15.54    $15.26      $14.99     $14.62     $11.85
Return on average common equity       11.40%     11.59%     11.70%    11.90%      12.55%     13.78%     15.24%
Capitalization Data at Dec. 31
Capitalization (in millions):
  Common stock                     $1 955.8   $1 827.8   $1 685.6   $1 632.3   $1 582.4   $1 524.9   $1 417.7
  Preferred stock:
    Not subject to mandatory
     redemption                       250.1      250.1      235.1      235.1      235.1      235.1      240.1
    Subject to mandatory redemption   26.4       28.0       29.3       30.6        30.6       30.7       81.1
  Long-term debt                    2 008.1    1 951.6    1 747.6    1 642.2    1 578.4    1 586.0    1 149.1
Total capitalization               $4 240.4   $4 057.5   $3 697.6   $3 540.2   $3 426.5   $3 376.7   $2 888.0
Capitalization ratios:
  Common stock                         46.1%      45.0%      45.6%      46.1%      46.2%      45.1%      49.1%
  Preferred stock:
    Not subject to mandatory
     redemption                         5.9        6.2        6.3        6.6        6.8        7.0        8.3
    Subject to mandatory redemption      .6         .7         .8         .9          .9         .9        2.8
  Long-term debt                       47.4       48.1       47.3       46.4       46.1       47.0       39.8
Total Assets at Dec. 31
 (in millions)                     $5 949.2   $5 039.3   $4 855.0   $4 561.3   $4 433.3   $4 334.4   $3 561.4
Property Data at Dec. 31 (in millions)
Gross property                     $7 176.9   $6 679.9   $6 255.7   $5 986.2   $5 721.5   $5 493.1   $4 135.4
Accumulated depreciation           (2 388.8)  (2 240.0)  (2 093.7)  (1 946.1)  (1 807.1)  (1 680.2)  (1 087.2)
Net property                       $4 788.1   $4 439.9   $4 162.0   $4 040.1   $3 914.4   $3 812.9   $3 048.2
Gross additions during year        $  574.0   $  487.6   $  337.7   $  321.8   $  302.5   $  199.5   $  206.9
Ratio of provisions for depreciation
 to depreciable property               3.37%      3.31%      3.28%      3.27%       3.26%      3.23%      3.10%

APS
                                    1993        1992       1991       1990      1989        1988        1983
Revenues (in millions)
Residential                        $  818.4   $  734.9   $  708.3   $  649.5   $  626.2   $  635.1   $  489.6
Commercial                            430.2      391.9      375.4      343.0      327.5      328.8      247.5
Industrial                            673.4      637.7      600.2      571.5      553.5      564.8      476.2
Nonaffiliated utilities               346.7      465.5      525.0      679.9      698.5      589.0      479.9
Other                                  62.8       76.7       73.3       58.0       55.0       56.1       44.4
    Total revenues                 $2 331.5   $2 306.7   $2 282.2   $2 301.9   $2 260.7   $2 173.8   $1 737.6
Sales--kWh (in millions)
Residential                          12 514     11 746     11 755     11 264     11 042     10 772      8 891
Commercial                            7 440      7 071      7 003      6 670      6 479      6 260      4 990
Industrial                           16 967     16 910     16 430     16 511     16 239     16 005     13 916
Nonaffiliated utilities              12 388     17 753     18 211     21 796     24 383     22 543     14 036
Other                                 1 240      1 186      1 146      1 101      1 110      1 088        905
    Total sales                      50 549     54 666     54 545     57 342     59 253     56 668     42 738
Output--kWh (in millions)
Steam generation                     38 247     40 373     42 307     41 933      43 497    42 955     38 998
Hydro and pumped-storage
 generation                           1 233      1 204      1 654      1 426       1 774     1 644        172
Pumped-storage input                 (1 385)    (1 340)    (1 907)    (1 568)     (1 973)   (1 904)
Purchased power and
 exchanges, net                      15 245     17 279     15 321     17 924      19 169    16 998      5 963
Losses and system uses               (2 791)    (2 850)    (2 830)    (2 373)     (3 214)   (3 025)    (2 823
    Total sales as above             50 549     54 666     54 545     57 342      59 253    56 668     42 310
Energy Supply
Generating capability--
 MW at Dec. 31
   System-owned                       7 991     7 991       7 992      7 991       7 906     7 906      7 138
   Nonutility contracts (b)             292       212         162        160         160       160
Maximum hour peak--MW                 6 678     6 530       6 238      6 070       6 489     6 045      5 198
Load factor                            70.0%     69.3%       71.7%      71.3%       67.0%     70.0%      69.3%
Heat rate--Btu's per  kWh            10 020     9 910       9 956      9 944       9 967     9 938     10 107
Fuel costs--cents per
 million Btu's                       142.12    141.93      143.19     140.97      136.70    135.66     161.28
Customers at Dec. 31
 (in thousands)
Residential                         1 176.6   1 161.5     1 146.6    1 133.4     1 118.1   1 102.3    1 032.2
Commercial                            140.1     137.4       134.7      132.2       128.9     125.6      111.0
Industrial                             23.8      23.6        23.1       22.8        22.4      21.8       19.7
Other                                   1.2       1.2         1.3        1.3         1.2       1.2        1.1
    Total customers                 1 341.7   1 323.7     1 305.7    1 289.7     1 270.6   1 250.9    1 164.0
Average Annual Use--
 kWh per customer
Residential--APS                     10 715    10 181      10 316     10 011       9 950     9 850      8 685
           --National                 9 318(c)  8 961(c)    9 280      9 056       9 063     9 082      8 379
All retail service--APS              27 800    27 259      27 205     26 996      26 866    26 715     24 163
Average Rate--cents per kWh
Residential--APS                       6.54      6.26        6.03       5.77        5.67      5.90       5.51
           --National                  8.71(c)   8.63(c)     8.46       8.17        7.95      7.78       7.15
All retail service--APS                5.23      4.96        4.80       4.56        4.48      4.65       4.39

(a) Reflects a two-for-one common stock split effective November 4, 1993.
(b) Capability available through contractual arrangements with nonutility generators.
(c) Preliminary.

                                                              D-3

Monongahela

SUMMARY OF OPERATIONS
(Thousands of Dollars)

                        1993      1992      1991      1990      1989      1988
Electric operating
 revenues:
 Residential            $185 141  $169 589  $163 757  $151 658  $146 429  $148 971
 Commercial              110 762   102 709    97 849    90 095    86 527    87 221
 Industrial              187 669   186 442   177 688   169 654   165 940   161 801
 Nonaffiliated utilities  86 032   119 628   140 029   177 573   185 122   156 770
 Other,
  including affiliates    72 240    53 595    45 803    41 348    44 881    43 985
   Total                 641 844   631 963   625 126   630 328   628 899   598 748

Operation expense        364 027   372 002   364 968   379 663   395 614   367 918
Maintenance               67 770    62 909    64 035    57 768    58 690    47 207
Depreciation              56 056    53 865    51 903    50 433    48 381    46 495
Taxes other than income   34 076    33 207    35 378    34 310    32 552    32 183
Taxes on income           33 612    27 919    31 173    31 005    19 293    26 263
Allowance for funds used
 during construction      (5 780)   (3 908)   (1 341)   (1 559)   (2 295)   (1 025)
Interest charges          37 588    36 013    33 494    33 264    32 544    32 072
Other income, net         (7 203)   (8 388)   (8 573)   (9 505)  (11 325)  (11 328)

Net income               $61 698   $58 344   $54 089   $54 949   $55 445   $58 963

Return on average
  common equity          11.94%     11.83%    11.51%    11.97%    12.40%    13.55%

Monongahela
FINANCIAL AND OPERATING STATISTICS

                                1993        1992       1991         1990         1989         1988

PROPERTY, PLANT, AND EQUIPMENT
 at Dec. 31 (in thousands):
  Gross                     $1 684 322  $1 567 252  $1 458 643  $1 389 906   $1 334 814  $1 274 584
  Accumulated depreciation    (664 947)   (628 595)   (590 311)   (550 104)    (512 439)   (481 190)
   Net                      $1 019 375  $  938 657  $  868 332  $  839 802   $  822 375  $  793 394

GROSS ADDITIONS TO PROPERTY
 (in thousands)             $  140 748  $  126 422  $   84 515  $   74 575   $   84 972  $   49 199
TOTAL ASSETS at Dec. 31
 (in thousands)             $1 407 453  $1 166 410  $1 091 287  $1 054 497   $1 024 709  $1 031 028

CAPITALIZATION at Dec. 31:
 Amount (in thousands):
  Common stock              $  483 030  $  475 628  $  428 855  $  425 016   $  410 409  $  404 363
  Preferred stock (not subject to
   mandatory redemption)        64 000      64 000      69 000      69 000       69 000      69 000
  Long-term debt               460 129     444 506     372 618     367 871      367 826     363 481

                            $1 007 159  $  984 134  $  870 473  $  861 887   $  847 235   $ 836 844

 Ratios:
  Common stock                    48.0%      48.3%       49.3%       49.3%        48.4%      48.3%
  Preferred stock (not subject to
   mandatory redemption)           6.3        6.5         7.9         8.0          8.2        8.3
  Long-term debt                  45.7       45.2        42.8        42.7         43.4       43.4

                                100.0%      100.0%      100.0%      100.0%       100.0%     100.0%

GENERATING CAPABILITY -
 kW at Dec. 31:
  Company-owned                  2 325 300      2 325 300    2 325 300     2 325 300     2 301 925    2 301 925
  Nonutility contracts (a)         159 000         79 000       29 000        27 000        27 000       27 000

KILOWATTHOURS IN THOUSANDS:
 Sales:
  Residential                    2 689 830      2 527 247    2 581 628     2 430 539     2 401 287    2 383 046
  Commercial                     1 825 127      1 742 469    1 744 881     1 656 961     1 606 830    1 581 981
  Industrial                     4 656 921      4 872 126    4 905 715     4 868 551     4 828 376    4 569 044
  Nonaffiliated utilities        3 082 715      4 578 187    4 877 930     5 634 908     6 490 586    5 978 295
  Other, including affiliates    1 565 561        824 393      584 677       590 920       942 404    1 173 214

   Total sales                  13 820 154     14 544 422   14 694 831    15 181 879    16 269 483   15 685 580
 Output:
  Steam generation              10 194 794     10 593 059   11 512 714    11 247 964    12 328 241   12 310 632
  Pumped-storage generation        263 329        260 155      375 500       306 470       390 151      384 195
  Pumped-storage input           (337 737)      (332 989)    (475 898)     (389 467)     (530 642)    (516 155)
  Purchased power and
   exchanges, net                4 381 916      4 705 418    3 969 954     4 618 564     4 815 449    4 205 561
  Losses and system uses         (682 148)      (681 221)    (687 439)     (601 652)     (733 716)    (698 653)

   Total sales as above         13 820 154     14 544 422   14 694 831    15 181 879    16 269 483   15 685 580


CUSTOMERS at Dec. 31:
 Residential                       297 865        294 595      291 578       288 990       286 823      285 226
 Commercial                         34 626         34 005       33 484        33 107        32 614       32 077
 Industrial                          8 014          8 005        7 994         7 946         7 870        7 823
 Other                                 170            172          172           170           166          165

   Total customers                 340 675        336 777      333 228       330 213       327 473      325 291


RESIDENTIAL SERVICE:
 Average use-
  kWh per customer                   9 093          8 636        8 905         8 457         8 406        8 392
 Average revenue-
  dollars per customer              625.87         579.51       564.87        527.70        512.62       524.63
 Average rate-
  cents per kWh                       6.88           6.71         6.34          6.24          6.10         6.25

(a) Capability available through contractual arrangements with nonutility generators.


Potomac
SUMMARY OF OPERATIONS

(Thousands of Dollars)
                                     1993      1992      1991      1990      1989      1988
Electric operating revenues:
 Residential                         $274 358  $243 413  $227 851  $213 165  $208 663  $205 551
 Commercial                           124 667   111 506   104 642    97 902    94 648    91 929
 Industrial                           175 902   157 304   147 654   148 632   152 296   153 226
 Nonaffiliated utilities              108 132   141 120   161 720   210 710   208 524   173 993
 Other, including affiliates           29 526    34 544    32 210    27 135    26 287    25 458
  Total                               712 585   687 887   674 077   697 544   690 418   650 157
Operation expense                     413 145   414 939   423 489   460 546   449 480   421 088
Maintenance                            64 376    53 141    49 766    45 035    46 837    44 169
Depreciation                           56 449    53 446    50 578    47 547    44 638    42 727
Taxes other than income                46 813    45 791    43 937    38 527    36 483    31 355
Taxes on income                        30 086    28 422    24 194    25 132    27 680    27 353
Allowance for funds used
 during construction                   (7 134)   (5 368)   (3 366)   (2 908)   (2 381)   (1 180)
Interest charges                       43 802    39 392    36 831    33 049    28 805    27 669
Other income, net                      (8 419)   (9 352)   (9 593)   (10 964) (10 802)  (11 536)
Net income                            $73 467   $67 476   $58 241    $61 580  $69 678   $68 512
Return on average common equity          11.56%    11.71%    11.08%    12.59%    15.32%    15.75%

Potomac
FINANCIAL AND OPERATING STATISTICS

                                    1993         1992        1991         1990         1989         1988
PROPERTY, PLANT, AND EQUIPMENT
 at Dec. 31 (in thousands):
  Gross                             $1 857 961   $1 698 711  $1 557 695   $1 454 250   $1 352 491   $1 265 352
  Accumulated depreciation            (632 269)    (591 378)   (546 867)    (504 168)    (466 428)    (430 760)
   Net                              $1 225 692   $1 107 333  $1 010 828   $  950 082   $  886 063   $  834 592
GROSS ADDITIONS TO PROPERTY
 (in thousands)                     $  179 433   $  153 485  $  116 589   $  116 627   $  104 009   $   68 706

TOTAL ASSETS at Dec. 31
  (in thousands)                    $1 519 763   $1 355 385  $1 256 712   $1 140 623   $1 074 464   $1 018 067

CAPITALIZATION at Dec. 31:
 Amount (in thousands):
  Common stock                      $  626 467   $  567 826  $  480 931   $  453 761   $  421 583   $  403 493
  Preferred stock:
   Not subject to mandatory redemption  36 378       36 378      56 378       56 378       56 378       56 378
   Subject to mandatory redemption      26 400       28 005      29 280       30 555       30 630       30 705
  Long-term debt                       517 910      511 801     453 584      399 518      320 533      316 193

                                    $1 207 155   $1 144 010  $1 020 173    $ 940 212   $  829 124   $  806 769

 Ratios:
  Common stock                            51.9%        49.6%       47.1%        48.3%        50.8%        50.0%

  Preferred stock:
   Not subject to mandatory redemption     3.0          3.2          5.5         6.0          6.8          7.0
   Subject to mandatory redemption         2.2          2.5          2.9         3.2          3.7          3.8
  Long-term debt                          42.9         44.7         44.5        42.5         38.7         39.2

                                         100.0%       100.0%       100.0%      100.0%       100.0%       100.0%

GENERATING CAPABILITY -
 kW at Dec. 31                       2 076 592    2 076 592    2 077 192    2 076 292   2 059 292    2 059 292


KILOWATTHOURS IN THOUSANDS:
 Sales:
  Residential                        4 144 958    3 822 387    3 753 884    3 561 824   3 466 647   3 308 364
  Commercial                         2 091 930    1 954 025    1 912 848    1 818 789   1 744 825   1 643 469
  Industrial                         5 194 909    4 979 219    4 881 835    4 928 433   4 896 273   4 847 068
  Nonaffiliated utilities            3 860 791    5 394 006    5 649 050    6 818 528   7 311 705   6 777 924
  Other, including affiliates          649 636      616 711      615 604      593 548     599 099     590 310

   Total sales                      15 942 224   16 766 348   16 813 221   17 721 122  18 018 549  17 167 135
 Output:
  Steam generation                  10 103 411   10 713 987   11 192 300   11 094 016  11 538 206  11 331 957
  Hydro and pumped-storage
   generation                          368 834      351 035      502 302      430 500     522 300     488 872
  Pumped-storage input                (433 885)    (407 393)    (593 879)    (489 243)   (550 944)   (545 143)
  Purchased power and exchanges, net 6 691 792    6 937 037    6 517 575    7 387 314    7 526 595   6 819 612
  Losses and system uses              (787 928)    (828 318)    (805 077)    (701 465)  (1 017 608)   (928 163)

   Total sales as above             15 942 224   16 766 348   16 813 221   17 721 122   18 018 549  17 167 135

CUSTOMERS at Dec. 31:
 Residential                           309 096      302 559      295 564      289 695      281 469     272 490
 Commercial                             40 173       39 236       38 522       37 708       36 237      34 808
 Industrial                              4 509        4 435        4 283        4 132        3 957       3 758
 Other                                     510          510          501          471          442         432

   Total customers                     354 288      346 740      338 870      332 006      322 105     311 488


RESIDENTIAL SERVICE:
 Average use-
  kWh per customer                      13 562       12 766       12 822       12 463       12 511      12 346
 Average revenue-
  dollars per customer                  897.70       812.96       778.25       745.90       753.04      767.09
 Average rate-
  cents per kWh                           6.62         6.37         6.07         5.98         6.02        6.21


West Penn
SUMMARY OF OPERATIONS
(Thousands of Dollars)

                                    1993        1992        1991        1990        1989        1988
Electric operating revenues:
 Residential                       $ 358 900   $ 321 871   $ 316 685   $ 284 691   $ 271 067   $ 280 586
 Commercial                          194 773     177 697     172 924     154 999     146 364     149 689
 Industrial                          309 847     293 910     274 896     253 184     235 286     249 751
 Nonaffiliated utilities             152 541     204 743     223 225     291 636     304 822     258 194
 Other, including affiliates          68 916      78 620      83 073      74 342      58 108      53 334

  Total                            1 084 977   1 076 841   1 070 803   1 058 852   1 015 647     991 554

Operation expense                    625 269     647 989     649 422     684 508    673 158      646 531
Maintenance                           96 706      93 067      87 717      77 516     78 167       72 325
Depreciation                          80 872      73 469      70 334      66 122     62 428       59 669
Taxes other than income               89 249      87 300      80 630      72 114     62 846       56 752
Taxes on income                       51 529      44 078      47 846      33 867     24 988       32 007
Allowance for funds used
 during construction                  (8 566)     (8 276)     (3 224)     (2 729)    (2 991)      (2 150)
Interest charges                      60 585      55 592      51 977      49 268     45 953       46 806
Other income, net                    (12 728)    (14 534)    (15 077)    (15 067)   (17 153)     (18 501)

Consolidated net income             $102 061     $98 156    $101 178     $93 253    $88 251      $98 115

Return on average common equity        11.20%      11.67%      12.55%      12.15%     11.74%       13.39%


West Penn
FINANCIAL AND OPERATING STATISTICS
                                     1993         1992        1991         1990         1989         1988

PROPERTY, PLANT, AND EQUIPMENT
 at Dec. 31 (in thousands):
  Gross                              $2 803 811   $2 581 641  $2 409 005   $2 312 425  $2 209 054   $2 126 753
  Accumulated depreciation             (962 623)    (904 906)   (857 999)    (809 674)   (762 700)    (718 274)

   Net                               $1 841 188   $1 676 735   $1 551 006   $1 502 751 $1 446 354    $1 408 479

GROSS ADDITIONS TO PROPERTY
 (in thousands)                      $  251 017   $  204 409   $  134 443   $  128 762    $112 801   $   79 834

TOTAL ASSETS at Dec. 31
 (in thousands)                      $2 544 763   $2 083 127   $2 006 309   $1 842 766    $1 784 493 $1 759 246

CAPITALIZATION at Dec. 31:
 Amount (in thousands):
  Common stock                       $  893 969   $  782 341   $  774 707   $  723 567    $  694 107 $  688 241
  Preferred stock (not subject to
   mandatory redemption)                149 708      149 708      109 708      109 708       109 708    109 708
  Long-term debt                        782 369      759 005      621 906      563 378       563 410    563 762

                                      $1 826 046  $1 691 054   $1 506 321    $1 396 653   $1 367 225 $1 361 711

 Ratios:
  Common stock                              49.0%       46.3%        51.4%         51.8%       50.8%      50.5%
  Preferred stock (not subject to
   mandatory redemption)                     8.2         8.8          7.3           7.9         8.0        8.1
  Long-term debt                            42.8        44.9         41.3          40.3        41.2       41.4

                                           100.0%      100.0%       100.0%        100.0%      100.0%     100.0%

GENERATING CAPABILITY-
 kW at Dec. 31:
  Company-owned                        3 589 408   3 589 408    3 589 408     3 589 408   3 544 783  3 544 783
  Nonutility contracts (a)               133 000     133 000      133 000       133 000     133 000    133 000

KILOWATTHOURS IN THOUSANDS:
 Sales:
  Residential                           5 679 746  5 396 533    5 419 150    5 271 390    5 173 781  5 080 461
  Commercial                            3 522 566  3 374 355    3 345 255    3 194 141    3 127 641  3 034 344
  Industrial                            7 114 765  7 058 895    6 643 238    6 713 824    6 514 384  6 589 467
  Nonaffiliated utilities               5 444 798  7 780 654    7 683 817    9 342 543   10 580 015  9 786 410
  Other, including affiliates           1 821 189  2 247 844    2 485 366    2 426 414    1 868 121  1 483 272

   Total sales                         23 583 064 25 858 281   25 576 826   26 948 312   27 263 942 25 973 954
 Output:
  Steam generation                     17 949 335 19 066 445   19 602 129   19 590 731   19 630 384 19 312 206
  Hydro and pumped-storage generation     600 497    592 895      775 798      688 517      862 119    771 172
  Pumped-storage input                   (613 290)  (599 729)    (836 700)    (689 186)    (891 847)  (842 545)
  Purchased power and exchanges, net    6 967 752  8 139 496    7 373 185    8 428 158    9 125 988  8 131 123
  Losses and system uses               (1 321 230)(1 340 826)  (1 337 586)  (1 069 908)  (1 462 702)(1 398 002)

   Total sales as above                23 583 064 25 858 281   25 576 826   26 948 312   27 263 942 25 973 954

CUSTOMERS at Dec. 31:
 Residential                              569 601    564 300      559 444      554 716      549 773    544 520
 Commercial                                65 337     64 212       62 674       61 396       60 062     58 680
 Industrial                                11 218     11 138       10 826       10 687       10 561     10 249
 Other                                        576        569          692          680          660        652

   Total customers                        646 732    640 219      633 636      627 479      621 056    614 101

RESIDENTIAL SERVICE:
 Average use-
  kWh per customer                         10 025      9 608        9 733        9 550        9 459      9 380
 Average revenue-
  dollars per customer                     633.48     573.07       568.76       515.75       495.60     518.02
 Average rate-
  cents per kWh                              6.32       5.96         5.84         5.40         5.24       5.52

(a) Capability available through contractual arrangements with nonutility generators.


AGC
STATISTICS
                                     1993     1992     1991      1990      1989      1988

SUMMARY OF OPERATIONS
(Thousands of Dollars)

  Electric operating revenues        $90 606  $96 147  $100 505  $104 482  $111 011  $112 457

  Operation and maintenance expense    6 609    6 094     6 774     5 974     6 229     6 716
  Depreciation                        16 899   16 827    16 778    16 756    16 816    16 797
  Taxes other than income taxes        5 347    5 236     4 563     4 712     5 062     4 739
  Federal income taxes                13 262   14 702    15 455    16 458    17 230    17 959
  Interest charges                    21 635   22 585    24 030    26 883    30 020    29 688
  Other income, net                     (328)     (21)      (24)      (17)      (24)     (109)

   Net income                        $27 182  $30 724   $32 929   $33 716   $35 678   $36 667

  Return on average common equity      11.72%   12.80%    13.19%     12.96%   13.13%    12.98%


PROPERTY, PLANT, AND EQUIPMENT
 at Dec. 31 (in thousands):
  Gross                             $824 904 $825 493  $822 332  $821 424  $820 376  $821 608
  Accumulated depreciation          (128 375)(114 684)  (97 915)  (81 514)  (64 906)  (49 419)

   Net                              $696 529 $710 809  $724 417  $739 910  $755 470  $772 189


GROSS ADDITIONS TO PROPERTY
 (in thousands)                     $  2 729  $ 3 251  $  1 391  $  1 214  $    532  $  1 700


TOTAL ASSETS at Dec. 31
  (in thousands)                   $ 735 929  $ 727 820  $ 742 223  $ 757 084  $ 777 047  $ 796 479


CAPITALIZATION at Dec. 31:
 Amount (in thousands):
  Common stock                     $ 228 512  $ 235 530  $ 244 593  $ 254 664  $ 265 648  $ 277 920
  Long-term debt                      277 196   287 139    299 502    311 461    326 600    342 620

                                   $ 505 708  $ 522 669  $ 544 095  $ 566 125  $ 592 248  $ 620 540

 Ratios:
  Common stock                          45.2%     45.1%      45.0%      45.0%      44.9%      44.8%
  Long-term debt                        54.8      54.9       55.0       55.0       55.1       55.2

                                       100.0%    100.0%     100.0%     100.0%     100.0%     100.0%

KILOWATTHOURS IN THOUSANDS:
  Pumping energy supplied by parents 1 384 912  1 340 111  1 906 477  1 567 896  1 973 433  1 903 843
  Pumped-storage generation          1 079 985  1 047 015  1 504 310  1 233 782  1 554 767  1 506 398

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


                                                      Page No.

              APS                                        M-1
              Monongahela                                M-9
              Potomac                                    M-18
              West Penn                                  M-27
              AGC                                        M-36



                                                              M-1
APS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME
Earnings per share were $1.88 in 1993 and were $1.83 and $1.80 in 1992 and 1991. Consolidated net income was $215.8 million, $203.5 million, and $194.0 million. The increase in consolidated net income in 1993 resulted primarily from kWh sales and retail rate increases. The increase in 1992 resulted primarily from retail rate increases. These revenue increases, in both years, were offset in part by higher expenses. All per share amounts have been adjusted to reflect the November 4, 1993, two-for-one stock split (See Note F to the consolidated financial statements).


SALES AND REVENUES
KWh sales to and revenues from residential, commercial, and industrial customers are shown on page D-2. Such kWh sales increased 3.3% and 1.5% in 1993 and 1992, respectively. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:
                                           Increase from Prior Year
                                                      1993     1992
                                               (Millions of Dollars)
Increased kWh sales                                 $ 46.6    $ 9.1
Fuel and energy cost adjustment clauses (a)           57.0     37.9
Rate increases (b):
  Pennsylvania                                        25.2      5.8
  Maryland                                            12.7     11.7
  West Virginia                                        5.3     12.4
  Virginia                                             2.5      1.8
  Ohio                                                 2.1      1.7
                                                      47.8     33.4
Other                                                  6.2       .1
                                                    $157.6    $80.5
(a) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.
(b) See ITEM 1. RATE MATTERS for further information on rate changes.

 The increased kWh sales to residential and commercial customers in 1993 reflect both growth in number of customers and higher use. While 1993 heating degree days showed only a slight increase over 1992, and were approximately normal, cooling degree days increased 69% over 1992 and were 25% over normal, contributing to the 1993 kWh sales increases. The subsidiaries experienced a mild winter in the first quarter of 1992 followed by a much cooler than normal summer and early fall. As a result, weather had a negative impact on 1992 sales to retail customers.

                             M -2

KWh sales to industrial customers increased .3% in 1993 and 2.9% in 1992. The relatively flat industrial sales growth in 1993 followed record industrial sales in 1992 which occurred in almost all industrial groups. One particular group, coal mines staffed by union personnel, recorded reduced usage because of selective work stoppages by the United Mine Workers of America (UMWA) for most of the year prior to the settling of the dispute in December 1993.

KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:
                                            1993      1992      1991
KWh sales (in billions):
  From subsidiaries' generation              1.2       3.2       5.8
  From purchased power                      11.2      14.6      12.4
                                            12.4      17.8      18.2
Revenues (in millions):
  From subsidiaries' generation           $ 28.5    $ 91.7    $158.5
  From sales of purchased power            318.2     373.8     366.5
                                          $346.7    $465.5    $525.0

Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by subsidiaries' generation in 1993 decreased to less than 15% of 1988 levels because of continuing growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the subsidiaries' ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase
(from about 67 cents per MWh to $2.60 per MWh) in taxes on generation in West Virginia since March 1989--a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated in 1994 before leveling off. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

The decrease in other revenues in 1993 resulted from an agreement with the Federal Energy Regulatory Commission to record in 1993 about $14 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years.

                            M -3
OPERATING EXPENSES
Fuel expenses decreased 4% in 1993 and 6% in 1992. Both decreases were primarily due to decreases in kWh generated. The 1992 decrease also included a 1% decrease in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the consolidated financial statements, with the result that changes in fuel expenses have little effect on consolidated net income.

"Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and is comprised of the following items:
                                         1993       1992       1991
                                           (Millions of Dollars)
Purchased power:
  For resale to other utilities        $280.9     $344.0     $332.7
  From PURPA generation                 105.2       94.0       68.9
  Other                                  33.8       12.7       29.0
    Total power purchased               419.9      450.7      430.6
Power exchanges, net                     (2.5)        .7       (1.4)
                                       $417.4     $451.4     $429.2

The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of the subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to other utilities is described under SALES AND REVENUES above. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The increases in purchases from PURPA generation reflect additional generation from new PURPA projects. The 1993 increase in other purchased power reflects efforts to conserve coal during the UMWA dispute.

The increase in other operation expense for 1993 and 1992 resulted primarily from increases in employee benefit costs and salaries and wages. The Financial Accounting Standards Board's (FASB) standard, SFAS No. 106, increased 1993 postretirement benefit expense by approximately $5 million. The subsidiaries are currently recovering approximately 85% of SFAS No. 106 expenses in rates and will be requesting recovery of substantially all of the remainder in 1994 rate cases. During 1992, the subsidiaries implemented significant changes to their benefits plans, including cost caps, in an effort to both control and reduce employee benefits costs. The cost caps provide for future postretirement medical benefit costs to be capped at two times 1993 levels. Because 1993 medical costs were more than actuarially projected, SFAS No. 106 costs for 1994 are expected to be approximately 20% greater than 1993 amounts.

Another FASB standard, SFAS No. 112, "Employers' Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other postemployment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The subsidiaries currently accrue for workers' compensation claims and the estimated liability for the other benefits is not expected to be material.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance expense in 1993 includes the effects of an ice storm and blizzard in March 1993. The subsidiaries are also experiencing, and expect to continue to experience, increased expenditures due to the aging of their power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the Clean Air Act Amendments of 1990
(CAAA).

Depreciation expense increases resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA (see Note I to the consolidated financial statements) and the replacement of aging equipment at the subsidiaries' power stations, depreciation expense is expected to increase significantly over the next few years.

Taxes other than income increased $4 million in 1993 primarily due to increases in gross receipts taxes resulting from higher revenues from retail customers ($5 million) and increased property taxes ($2 million). These increases were offset by decreased West Virginia Business and Occupation taxes (B&O taxes) due to decreased generation in that state. The 1992 increase resulted from increased property taxes ($4 million), increases in gross receipts taxes ($3 million), and increased capital stock taxes ($2 million), offset by decreased B&O taxes ($2 million).

The net increase of $13 million in federal and state income taxes in 1993 resulted primarily from an increase in income before taxes ($9 million), and an increase in the tax rate due to the Revenue Reconciliation Act of 1993 ($3 million). The net decrease in 1992 of $4 million resulted primarily from plant removal and certain bond refinancing cost tax deductions for which deferred taxes were not provided. Note B to the consolidated financial statements provides a further analysis of income tax expenses.

The combined increase of $4 million in allowances for funds used during construction (AFUDC) in 1993 reflects increased construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to increase slightly with increasing levels of CAAA expenditures until late 1994 upon substantial completion of Phase I of the CAAA compliance program. Fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the levels of short-term debt maintained by the companies.

The decrease in dividends on preferred stock of subsidiaries reflects the 1992 redemption of three series totaling $25 million with dividend rates of 9.4% to 9.64% and the 1993 redemption of an additional $2 million of 4.7% to $7.16 series, offset by the 1992 sale of $40 million of market auction preferred stock with an average dividend rate of 2.6%.


LIQUIDITY AND CAPITAL RESOURCES

SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". System companies need cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for their construction programs. To meet these needs, the companies have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, instalment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.


CAPITAL REQUIREMENTS

Construction expenditures for 1993 were $574 million and for 1994 and 1995 are estimated at $500 million and $400 million, respectively. These estimates include $161 million and $53 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA discussed under ITEM 1. ENVIRONMENTAL MATTERS. It is anticipated that the Harrison Scrubber Project will be completed on schedule (late
1994) and that the final cost will be approximately 24% below the original budget. Primary factors contributing to the reduced cost include: 1) the absence of any major construction problems to date; 2) financing and material and equipment costs lower than expected; and 3) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC. Construction expenditures through the year 2000 may include substantial amounts for compliance with both Phase I and Phase II of the CAAA. The subsidiaries are estimating amounts of approximately $1.4 billion, which includes $482 million expended through 1993, depending upon the strategy eventually selected for complying with Phase II. The mere possibility of new legislation which restricts or discourages carbon dioxide emissions, either through taxation or caps, further complicates the CAAA Phase II planning process. The remaining amount of this CAAA construction estimate, together with normal construction activity assures that continuing external financings will be required. In addition, the subsidiaries have additional capital requirements of an annual preferred stock sinking fund ($1.2 million) and debt maturities (see Note G to the consolidated financial statements).


INTERNAL CASH FLOWS

Internal generation of cash, consisting of cash flows from operations reduced by dividends, increased to $270 million in 1993. Regulatory commission orders received in Maryland, Pennsylvania, Virginia, and West Virginia provide for current cash recovery of the carrying costs of CAAA expenditures in rates, albeit with various amounts of lag. Based upon the authorizations received and requested and new rate cases planned in 1994, internal generation of cash can be expected to increase.

The increase in other investments reflects the 1993 cash surrender values for secured benefit plans and a related prepayment. Materials and supplies, primarily fuel, constituted a significant source of cash in 1993 ($54 million). The five-year National Bituminous Coal Wage Agreement terminated on February 1, 1993. Coal inventories (fuel) as of December 31, 1992, were increased over 1991 amounts to provide an increased coal supply in the event of a strike. The union chose a strategy of selective shutdowns including mines that accounted for approximately 60% of the subsidiaries' regular coal supply. The union signed a new five-year contract in December 1993. System coal inventory, which declined during the dispute, and which is somewhat lower than the seasonal norm, is considered adequate.


FINANCINGS

In October 1993, the Company issued 2,400,000 shares of its common stock for $64.1 million. Also during 1993, the Company issued 1,364,846 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRISP), and Employee Stock Ownership and Savings Plan (ESOP) for $36.1 million. During 1993 the subsidiaries issued $43 million of 6.25% to 6.3% tax-exempt solid waste disposal notes to Harrison County, West Virginia, and refunded an aggregate of $634 million of debt securities having interest rates of 7% to 9.75% through the issuance of $652 million of securities having interest rates of 4.95% to 7.75%. The costs associated with the debt redemptions are being amortized over the life of the new bonds. Due to the significant number of refinancings which have occurred over the past two years, this balance is now about $44 million. Reduced future interest expense will more than offset these expenses.

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt increased from $11.2 million in 1992 to $130.6 million in 1993. The subsidiaries canceled or postponed approximately $152 million of debt and equity financings in 1993 due to favorable short-term alternatives. In 1992, the Company and its subsidiaries established an internal money pool whereby surplus funds of the Company and certain subsidiaries may be borrowed on a short-term basis by the Company's subsidiaries. This has contributed to the decrease in the 1993 temporary cash investment amounts. Allegheny Generating Company in 1992 replaced its $65.7 million of commercial paper with $50.9 million of money pool borrowings and $2.4 million of four-year, 6.05%-6.10% medium-term notes. Allegheny Generating Company has available an established program to replace money pool borrowings with medium-term notes or commercial paper.

At December 31, 1993, unused lines of credit with banks were $149 million. In addition, a multi-year credit program was established in January 1994, which provides that the subsidiaries may borrow on a standby revolving credit basis up to $300 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. The borrowings have the support of a long-term credit facility. During 1994, the subsidiaries plan to issue about $230 million of new securities, consisting of both debt and equity issues and, if economic and market conditions make it desirable, may refinance up to $728 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The subsidiaries may also engage in additional Harrison County tax-exempt solid waste disposal financings to the extent that funds are available. The Company plans to fund the subsidiaries' sale of common stock through the issuance of short-term debt and DRISP/ESOP common stock sales.

The subsidiaries anticipate that they will be able to meet their future cash needs through internal cash generation and external financings as they have in the past and possibly through alternative financing procedures.


ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note I to the consolidated financial statements.

All of the state jurisdictions in which the subsidiaries operate have enacted hazardous and solid waste management legislation. While the subsidiaries do not have significant hazardous waste concerns, solid wastes, such as fly ash and other coal by-products generated from power stations, must be disposed in accordance with the state requirements. The subsidiaries are incurring various costs, which are recoverable in rates, to comply with these and other environmental matters. The level of future expenditures for environmental matters is impossible to determine with any degree of certainty. It is management's opinion that the ultimate costs will not have a material effect on the financial position of the subsidiaries.

As of January 1994, Monongahela has been named as a defendant along with multiple other defendants in 1,429 pending asbestos cases involving multiple plaintiffs and Monongahela, Potomac Edison, and West Penn have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is presently impossible to determine the actual number of claims against the subsidiaries. However, based on past experience and data available to date, it is estimated that less than 600 cases actually involve claims against any or all of the subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at subsidiary-operated stations were employed by third-party contractors, with the exception of three who claim to have been employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to $1 million for the loss of consortium claim. Therefore, because of the multiple defendants, the subsidiaries believe potential liability of the subsidiaries is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by Monongahela for an amount substantially less than the anticipated cost of defense. While the subsidiaries believe that all of these cases are without merit, they cannot predict the outcome of these cases or whether other cases will be filed.

Monongahela


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Income
 Net income was $61.7 million, $58.3 million, and $54.1 million in 1993, 1992, and 1991, respectively. The increase in net income in 1993 resulted primarily from kWh sales and retail rate increases. The increase in 1992 resulted primarily from retail rate increases. These revenue increases, in both years, were offset in part by higher expenses.


Sales and Revenues
 KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages D-3 and D-4
Such kWh sales increased .3% in 1993 and decreased 1.0% in 1992. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                          Increase (Decrease)
                                            from Prior Year

                                            1993    1992
                                         (Millions of Dollars)

Increased (decreased) kWh sales             $ 6.6    $(5.3)
Fuel and energy cost
  adjustment clauses (a)                     11.8     12.3
Rate increases (b):
  West Virginia                               4.1     12.1
  Ohio                                        2.1      1.6
                                              6.2     13.7

Other                                          .2     (1.3)
                                            $24.8    $19.4


(a) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

(b) Reflects a surcharge in West Virginia for recovery of carrying charges on expenditures to comply with the Clean Air Act
  Amendments of 1990 (CAAA), designed to produce $3.1 million on an annual basis effective on July 1, 1992, which was increased to $8.7 million on an annual basis effective on July 1, 1993, and a rate increase in Ohio, designed to produce $3.3 million on an annual basis, which became effective on July 21, 1992.


 The increased kWh sales to residential and commercial customers in 1993 reflect both growth in number of customers and higher use. While 1993 heating degree days showed only a slight increase over 1992, and were only 6% above normal, cooling degree days increased 54% over 1992, contributing to the 1993 kWh sales increases. The
Company experienced a mild winter in the first quarter of 1992 followed by a much cooler than normal summer and early fall. As a result, weather had a negative impact on 1992 sales to retail customers.

 KWh sales to industrial customers decreased 4.4% in 1993 and .7% in 1992. The 1993 decrease was primarily due to continuing declines in sales to coal and primary metals customers. Coal mines staffed by union personnel, recorded reduced usage because of selective work stoppages by the United Mine Workers of America
(UMWA) for most of the year prior to the settling of the dispute in December 1993. Lower sales to primary metals customers was due in part to one iron and steel customer's increased use of its own generation.

 KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                            1993    1992    1991
KWh sales (in billions):
 From Company generation                      .3     1.0     1.8
 From purchased power                        2.8     3.6     3.1
                                             3.1     4.6     4.9

Revenues (in millions):
 From Company generation                     $ 8.4  $ 26.7   $ 48.5
 From sales of purchased power                77.6    92.9     91.5
                                             $86.0  $119.6   $140.0

  Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by the Company's generation in 1993 decreased to less than 15% of 1988 levels because of growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the Company's ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase (from about 67 cents per MWh to $2.60 per MWH) in taxes on generation in West Virginia since March 1989 - a significant cost not experienced by utilities not generating in West Virginia.
Further decreases in these sales are anticipated in 1994 before leveling off.

 The increase in other revenues in 1993 and 1992 resulted from continued increases in sales of capacity, energy, and spinning reserve to other affiliated companies because of additional capacity and energy available from new PURPA projects in both years. This increase was offset in part in 1993 by an agreement with the Federal
Energy Regulatory Commission to record in 1993 about
$3 million of revenues as sales to nonaffiliated utilities.
Similar transactions were recorded as other revenues in prior years. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income.

Operating Expenses

  Fuel expenses decreased 3% in 1993 and 9% in 1992.
Both decreases were primarily due to decreases in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the financial statements, with the result that changes in fuel expenses have little effect on net income.

  "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and qualified facilities under the Public Utility
Regulatory Policies Act of 1978 (PURPA), capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and is comprised of the following items:

                                       1993     1992       1991
(Millions of Dollars)
Nonaffiliated transactions:
 Purchased power:
  For resale to other utilities        $ 68.6   $  85.5    $ 83.0
  From PURPA generation                  55.7      37.4      13.2
  Other                                   8.1       3.1       7.2
 Power exchanges, net                     (.6)       .3      (.5)
Affiliated transactions:
 AGC capacity charges                    23.3      24.2      25.1
 Energy and spinning
  reserve charges                          .5       2.8       5.3
                                       $155.6    $153.3    $133.3

  The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to nonaffiliated utilities is described under Sales and Revenues above. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The increases in purchases from PURPA generation reflects additional generation from new PURPA projects. The
1993 increase in other purchased power reflects efforts to conserve coal during the UMWA dispute. Energy and spinning reserve charges decreased in 1993 and 1992 primarily because of additional generation available from new PURPA projects.

 The increase in other operation expense for 1993 and 1992 resulted primarily from increases in salaries and wages and employee benefit costs. The Financial
Accounting Standards Board's (FASB) standard, SFAS
No. 106, will increase future employee benefit costs for postretirement benefit expenses. The Company is currently recovering approximately 50% of SFAS No.
106 expenses in rates and will be requesting recovery of the remainder in 1994 and early 1995 rate cases. This reflects for West Virginia and Ohio only the recovery of the previously authorized pay-as-you-go component.
During 1992, the Company implemented significant changes to its benefits plans, including cost caps, in an effort to both control and reduce employee benefits costs.
The cost caps provide for future postretirement medical benefit costs to be capped at two times 1993 levels.
Because 1993 medical costs were more than actuarially projected, SFAS No. 106 costs for 1994 are expected to be approximately 25% greater than 1993 amounts.

 Another FASB standard, SFAS No. 112, "Employers'
Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other post-employment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The Company currently accrues for workers' compensation claims and the estimated liability for the other benefits is not expected to be material.

 Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the CAAA.

  Depreciation expense increases resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA (see Note
J to the financial statements) and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

 Taxes other than income increased $1 million in 1993 primarily due to increases in gross receipts taxes resulting from higher revenues from retail customers ($1 million) and increased property taxes ($1 million), offset by decreased West Virginia Business and Occupation taxes
(B&O taxes) ($1 million) due to decreased generation in that state. The 1992 decrease resulted from decreased
B&O taxes ($2 million) and prior period B&O tax adjustments ($2 million), offset somewhat by increases in gross receipts and property taxes ($2 million).

 The net increase of $6 million in federal and state income taxes in 1993 resulted primarily from an increase in income before taxes ($4 million), and an increase in the tax rate due to the Revenue Reconciliation Act of 1993
($1 million). The net decrease in 1992 of $3 million resulted primarily from plant removal and certain bond refinancing cost tax deductions for which deferred taxes were not provided. Note B to the financial statements provides a further analysis of income tax expenses.

 The combined increase of $2 million in allowances for funds used during construction (AFUDC) in 1993 reflects increased construction expenditures primarily associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to decrease as the Company completes its Phase I compliance program. The decrease in other income, net, in 1993 resulted primarily from the Company's share of decreases in the earnings of AGC (see Note D to the financial statements). Other fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the level of short-term debt maintained by the Company.


Liquidity and Capital Resources
 SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company needs cash for operating expenses, the payment of interest and dividends, retirement of debt, and for its construction program. To meet these needs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, instalment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.


Capital Requirements
 Construction expenditures for 1993 were $141 million and for 1994 and 1995 are estimated at $103 million and $83 million, respectively. These estimates include $39 million and $10 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA. It is anticipated that the Harrison Scrubber
Project will be completed on schedule (late 1994) and that the final cost will be approximately 24% below the original budget. Primary factors contributing to the reduced cost include: 1) the absence of any major construction problems to date; 2) financing and material and equipment costs lower than expected; and 3) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC.
Construction expenditures through the year 2000 may include substantial amounts for compliance with both
Phase I and Phase II of the CAAA. The Company is estimating amounts of approximately $400 million, which includes $122 million expended through 1993, depending upon the strategy eventually selected for complying with Phase II. The mere possibility of new legislation which restricts or discourages carbon dioxide emissions, either through taxation or caps, further complicates the CAAA
Phase II planning process. The remaining amount of this CAAA construction estimate, together with normal construction activity assures that continuing external financings will be required. In addition, the Company has additional capital requirements of debt maturities (see
Note H to the financial statements).


Internal Cash Flows
 Internal generation of cash, consisting of cash flows from operations reduced by dividends, was about $69 million for 1993. A regulatory commission order has been received in West Virginia authorizing procedures to provide for current cash recovery of the carrying costs of CAAA expenditures in rates, albeit with a certain amount of lag. Based upon the authorization received and new rate cases planned in 1994 and early 1995, internal generation of cash can be expected to increase.

  Materials and supplies, primarily fuel, constituted a significant source of cash in 1993 ($13 million). The five-year National Bituminous Coal Wage Agreement terminated on February 1, 1993. Coal inventories (fuel) as of December 31, 1992, were increased over 1991 amounts to provide an increased coal supply in the event of a strike. The union chose a strategy of selective shutdowns including mines that accounted for approximately 60% of the System's regular coal supply. The union signed a new five-year contract in December 1993. System coal inventory, which declined during the dispute, and which is somewhat lower than the seasonal norm, is considered adequate.

Financings
 During 1993 the Company issued $10.68 million of 6.25% tax-exempt solid waste disposal notes to Harrison
County, West Virginia, and refunded an aggregate of $67 million of debt securities having interest rates of 7.5% to 9.5% through the issuance of $72 million of securities having interest rates of 5.625% to 5.95%. The costs associated with the debt redemptions are being amortized over the life of the new bonds. Due to the significant number of refinancings which have occurred over the past two years, this balance is now about $12 million. Reduced future interest expense will more than offset these expenses.

 Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt, including notes payable to affiliates under the money pool, increased from $8.0 million in 1992 to $63.1 million in 1993. The Company canceled or postponed approximately $69 million of debt and equity financings in 1993 due to favorable short-term alternatives. In 1992, the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available.

 At December 31, 1993, the Company had SEC authorization to issue up to $100 million of short-term debt. In addition, a multi-year credit program was established in January 1994, which provides that the Company may borrow on a standby revolving credit basis up to $81 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. The borrowings have the support of a long-term credit facility. During 1994, the Company plans to issue about $50 million of new equity securities and, if economic and market conditions make it desirable, may refinance up to $285 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The Company may also engage in additional Harrison County tax-exempt solid waste disposal financings to the extent that funds are available.

 The Company anticipates that it will be able to meet its future cash needs through internal cash generation and external financings as it has in the past and possibly through alternative financing procedures.


Environmental Matters and
Other Contingencies
 In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note J to the financial statements.

 All of the state jurisdictions in which the Company operates have enacted hazardous and solid waste management legislation. While the Company does not have significant hazardous waste concerns, solid wastes, such as fly ash and other coal by-products generated from power stations, must be disposed in accordance with the state requirements. The Company is incurring various costs, which are recoverable in rates, to comply with these and other environmental matters. The level of future expenditures for environmental matters is impossible to determine with any degree of certainty. It is management's opinion that the ultimate costs will not have a material effect on the financial position of the Company.

 As of January 1994, the Company has been named as a defendant along with multiple other defendants in 1,429 pending asbestos cases involving multiple plaintiffs and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is presently impossible to determine the actual number of claims against the Company and its affiliates. However, based on past experience and data available to date, it is estimated that less than 600 cases actually involve claims against the

Company or its affiliates. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at System-operated stations were employed by third-party contractors, with the exception of three who claim to have been employees of the Company. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to $1 million for the loss of consortium claim. Therefore, because of the multiple defendants, the Company believes its potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by the Company for an amount substantially less than the anticipated cost of defense. While the Company believes that all of these cases are without merit, it cannot predict the outcome of these cases or whether other cases will be filed.

                                                              M-18
Potomac

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Net Income

 Net income was $73.5 million, $67.5 million, and $58.2 million in 1993, 1992, and 1991, respectively. The increase in net income in 1993 resulted primarily from kWh sales and retail rate increases. The increase in 1992 resulted primarily from retail rate increases. These revenue increases, in both years, were offset in part by higher expenses.

Sales and Revenues

 KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages
D-5 and D-6. Such kWh sales increased 6.3% and 2.0% in 1993 and 1992, respectively. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                            Increase from Prior Year
                                                  1993    1992
                                             (Millions of Dollars)
Increased kWh sales                              $24.4   $ 7.7
Fuel and energy cost
 adjustment clauses (a)                           19.1    10.4
Rate increases (b):
 Maryland                                         12.7    11.7
 Virginia                                          2.5     1.8
 West Virginia                                     1.1      .3
                                                  16.3    13.8
Other                                              2.9      .2
                                                 $62.7   $32.1

(a) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

(b) Reflects a rate increase in Maryland, designed to produce $11.3 million on an annual basis, which became effective on February 25, 1993, and a rate increase in Virginia, designed to produce $10.0 million on an annual basis, which became effective on September 28, 1993, subject to refund. The
  Maryland surcharge for recovery of carrying charges on Clean
  Air Act Amendments of 1990 (CAAA) compliance investment of $1.7 million effective on June 4, 1992, which was increased to $3.9 million effective on December 3, 1992, was rolled into base rates effective with the February 1993 increase. Rate increases also include a CAAA surcharge in West Virginia designed to produce $.8 million on an annual basis effective July 1, 1992, which was increased to $2.2 million on an annual basis effective July 1, 1993.


 The increased kWh sales to residential and commercial customers in 1993 reflect both higher use and growth in number of customers. While 1993 heating degree days showed only a slight increase over 1992, and were only 7%

above normal, cooling degree days increased 82% over 1992 and were 12% over normal, contributing to the 1993 kWh sales increases. The Company experienced a normal winter in the first quarter of 1992 followed by a much cooler than normal summer and early fall. As a result, weather had a negative impact on 1992 sales to retail customers.

 KWh sales to industrial customers increased 4.3% in 1993 and 2.0% in 1992. The increase in both years occurred in almost all industrial groups, the most significant of which in 1993 was from sales to cement customers.

 KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                          1993    1992    1991
KWh sales (in billions):
 From Company generation                    .4     1.0     1.8
 From purchased power                      3.5     4.4     3.8
                                           3.9     5.4     5.6
Revenues (in millions):
 From Company generation                  $8.6   $27.5   $47.4
 From sales of purchased power            99.5   113.6   114.3
                                        $108.1  $141.1  $161.7


 Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by the Company's generation in 1993 decreased to less than 15% of 1988 levels because of continuing growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the Company's ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase (from about 67cents per MWh to $2.60 per MWh) in taxes on generation in West Virginia since March 1989 - a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated in 1994 before leveling off. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.

 The decrease in other revenues in 1993 resulted from an agreement with the Federal Energy Regulatory
Commission to record in 1993 about $4 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years.

Operating Expenses
 Fuel expenses decreased 4% in 1993 and 6% in 1992.
Both decreases were primarily due to decreases in kWh generated. The 1992 decrease also included a 1% decrease in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the financial statements, with the result that changes in fuel expenses have little effect on net income.

 "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and is comprised of the following items:



                                          1993     1992      1991
                                           (Millions of Dollars)
Nonaffiliated transactions:
 Purchased power:
  For resale to other utilities           $87.9    $104.6    $103.7
  Other                                    10.5       3.7       8.9
 Power exchanges, net                       (.8)       .2       (.4)
Affiliated transactions:
 AGC capacity charges                      28.0      29.6      31.3
 Other affiliated capacity charges         28.4      21.9      23.4
 Energy and spinning
  reserve charges                          51.1      41.2      37.6
                                         $205.1    $201.2    $204.5

 The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to nonaffiliated utilities is described under Sales and Revenues above. The cost of power purchased from nonaffiliates for use by the Company and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The 1993 increase in other purchased power reflects efforts to conserve coal because of selective work stoppages by the United Mine Workers of America for most of the year.

 While the Company does not currently purchase generation from qualified facilities under the Public
Utility Regulatory Policies Act of 1978 (PURPA), several projects have been proposed, and an agreement has been reached with one facility to commence purchasing generation in 1999. This project and others may significantly increase the cost of power purchases passed on to customers. The increase in affiliated capacity and energy and spinning reserve charges in 1993 was due to growth of kWh sales to retail customers and an increase in affiliated energy available because of energy purchased by an affiliate from new PURPA projects in 1992 and 1993.

 The increase in other operation expense for 1993 and 1992 resulted primarily from increases in employee benefit costs and salaries and wages. The Financial
Accounting Standards Board's (FASB) standard, SFAS
No. 106, increased 1993 postretirement benefit expense by approximately $1.5 million. The Company is currently recovering approximately 90% of SFAS No. 106 expenses in rates and will be requesting recovery of the remainder in 1994 rate cases. During 1992, the Company implemented significant changes to its benefits plans, including cost caps, in an effort to both control and reduce employee benefits costs. The cost caps provide for future postretirement medical benefit costs to be capped at two times 1993 levels. Because 1993 medical costs were more than actuarially projected, SFAS No. 106 costs for 1994 are expected to be approximately 25% greater than 1993 amounts.

 Another FASB standard, SFAS No. 112, "Employers'
Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other post-employment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The Company currently accrues for workers' compensation claims and the estimated liability for the other benefits is not expected to be material.

 Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system.

The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the CAAA.

 Depreciation expense increases resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA (see Note
J to the financial statements) and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

 Taxes other than income increased $1 million in 1993 due to increases in gross receipts taxes resulting from higher revenues from retail customers ($1 million) and increased property taxes ($1 million), offset by decreased
West Virginia Business and Occupation taxes due to decreased generation in that state ($1 million). The 1992 increase was due to increased property ($1 million) and gross receipts ($1 million) taxes.

 The net increase of $2 million in federal and state income taxes in 1993 resulted primarily from an increase in income before taxes ($3 million) and an increase in the tax rate due to the Revenue Reconciliation Act of 1993
($1 million), offset by plant removal tax deductions for which deferred taxes were not provided ($1 million). The net increase in 1992 was primarily due to an increase in income before taxes. Note B to the financial statements provides a further analysis of income tax expenses.

 The combined increase of $2 million in allowances for funds used during construction (AFUDC) in 1993 reflects increased construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to increase slightly with increasing levels of CAAA expenditures until late 1994 upon substantial completion of Phase I of the CAAA compliance program. The decrease in other income, net in 1993 resulted primarily from the Company's share of decreases in the earnings of AGC (see Note D to the financial statements). Other fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the level of short-term debt maintained by the Company.


Liquidity and Capital Resources
 SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company needs cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stock, and for its construction program. To meet these needs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, instalment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.

 During 1993, the Company continued its participation in the Collaborative Process for Demand-Side
Management in Maryland with the Maryland PSC Staff,
Office of People's Counsel, the Department of Natural
Resources, Maryland Energy Administration, and the
Company's largest industrial customer. The Company received the Maryland PSC's approval to implement a Commercial and Industrial Lighting Rebate Program as of July 1, 1993. Through December 31, 1993, the
Company had received applications for $7.5 million in rebates related to the commercial lighting program.
Program costs, including rebates and lost revenues, are deferred and are to be recovered through an energy conservation surcharge over a five-year period.


Capital Requirements
 Construction expenditures for 1993 were $179 million and for 1994 and 1995 are estimated at $136 million and $106 million, respectively. These estimates include $40 million and $10 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA. It is anticipated that the Harrison Scrubber
Project will be completed on schedule (late 1994) and that the final cost will be approximately 24% below the original budget. Primary factors contributing to the reduced cost include: 1) the absence of any major construction problems to date; 2) financing and material and equipment costs lower than expected; and 3) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC.
Construction expenditures through the year 2000 may include substantial amounts for compliance with both
Phase I and Phase II of the CAAA. The Company is estimating amounts of approximately $350 million, which includes $153 million expended through 1993, depending upon the strategy eventually selected for complying with Phase II. The mere possibility of new legislation which restricts or discourages carbon dioxide emissions, either through taxation or caps, further complicates the CAAA
Phase II planning process. The remaining amount of this CAAA construction estimate, together with normal construction activity assures that continuing external financings will be required. In addition, the Company has additional annual capital requirements of an annual preferred stock sinking fund ($1.2 million) and debt maturities (see Note H to the financial statements).

Internal Cash Flows
 Internal generation of cash, consisting of cash flows from operations reduced by dividends, increased to $75 million in 1993. Regulatory commission orders received in all of the state jurisdictions and the FERC provide for current cash recovery of the carrying costs of CAAA expenditures in rates, albeit with various amounts of lag.
Based upon the authorizations received and new rate cases planned in 1994, internal generation of cash can be expected to increase.

 Materials and supplies, primarily fuel, constituted a significant source of cash in 1993 ($14 million). The five-year National Bituminous Coal Wage Agreement terminated on February 1, 1993. Coal inventories (fuel) as of December 31, 1992, were increased over 1991 amounts to provide an increased coal supply in the event of a strike. The union chose a strategy of selective shutdowns including mines that accounted for approximately 60% of the System's regular coal supply. The union signed a new five-year contract in December 1993. System coal inventory, which declined during the dispute, and which is somewhat lower than the seasonal norm, is considered adequate.


Financings
 During 1993 the Company issued $13.99 million of 6.25% tax-exempt solid waste disposal notes to Harrison
County, West Virginia, and refunded an aggregate of $121 million of debt securities having interest rates of 7% to 9.5% through the issuance of $129 million of securities having interest rates of 5.875% to 7.75%. The costs associated with the debt redemptions are being amortized over the life of the new bonds. Due to the significant number of refinancings which have occurred over the past two years, this balance is now about $9 million. Reduced future interest expense will more than offset these expenses.

 Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. The Company canceled or postponed approximately $36 million of debt financings in 1993 due to favorable short-term alternatives. In 1992, the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available.


 At December 31, 1993, the Company had SEC authorization to issue up to $115 million of short-term debt. In addition, a multi-year credit program was established in January 1994, which provides that the Company may borrow on a standby revolving credit basis up to $84 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. The borrowings have the support of a long-term credit facility. During 1994, the Company plans to issue about $75 million of new debt securities and, if economic and market conditions make it desirable, may refinance up to $231 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The Company may also engage in additional Harrison County tax-exempt solid waste disposal financings to the extent that funds are available.

 The Company anticipates that it will be able to meet its future cash needs through internal cash generation and external financings as it has in the past and possibly through alternative financing procedures.



Environmental Matters and
Other Contingencies
 In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note J to the financial statements.

 All of the state jurisdictions in which the Company operates have enacted hazardous and solid waste management legislation. While the Company does not have significant hazardous waste concerns, solid wastes, such as fly ash and other coal by-products generated from power stations, must be disposed in accordance with the state requirements. The Company is incurring various costs, which are recoverable in rates, to comply with these and other environmental matters. The level of future expenditures for environmental matters is impossible to determine with any degree of certainty. It is management's opinion that the ultimate costs will not have a material effect on the financial position of the Company.


 As of January 1994, Monongahela Power Company
(MP), an affiliated company, has been named as a defendant along with multiple other defendants in 1,429 pending asbestos cases involving multiple plaintiffs and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is presently impossible to determine the actual number of claims against the Company and its affiliates. However, based on past experience and data available to date, it is estimated that less than 600 cases actually involve claims against the Company or its affiliates. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at System-operated stations were employed by third-party contractors, with the exception of three who claim to have been employees of MP. The
Company is joint owner with MP in five generating plants, including four operated by MP in West Virginia.
Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to $1 million for the loss of consortium claim.
Therefore, because of the multiple defendants, the Company believes its potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by MP for an amount substantially less than the anticipated cost of defense. While the Company believes that all of these cases are without merit, it cannot predict the outcome of these cases or whether other cases will be filed.



West Penn

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Net Income

 Consolidated net income was $102.1 million, $98.2 million, and $101.2 million in 1993, 1992, and 1991, respectively. The increase in consolidated net income in 1993 resulted primarily from kWh sales and retail rate increases, offset in part by higher expenses. Higher retail revenues in 1992 from a surcharge to recover increases in various state taxes and greater kWh sales were more than offset by higher expenses.


Sales and Revenues

 KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages D-7 and D-8.
Such kWh sales increased 3.1% and 2.7% in 1993 and 1992, respectively. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                                    Increase
                                                 from Prior Year

                                                 1993       1992
                                              (Millions of Dollars)

Increased kWh sales                              $15.5     $ 6.7
Fuel and energy cost
 adjustment clauses (a)                           26.2      15.2
Rate increases (b)                                25.2       5.8
Other                                              3.1       1.3

                                                 $70.0     $29.0

(a) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(b) Reflects a base rate increase on an annual basis of about $61.6 million in Pennsylvania effective May 18, 1993, including $26.1 million for recovery of carrying charges on Clean Air Act
Amendments of 1990 (CAAA) compliance costs, and in 1992 also reflects a surcharge effective August 24, 1991, to recover
Pennsylvania tax increases.

 The increased kWh sales to residential and commercial customers in 1993 reflect both growth in number of customers and higher use. While 1993 heating degree days remained about the same as 1992, and were only 6% below normal, cooling degree days increased 70% over 1992 and were 46% over normal, contributing to the 1993 kWh sales increases. The Company experienced a mild winter in the first quarter of 1992 followed by a much cooler than normal summer and early fall. As a result, weather had a negative impact on 1992 sales to retail customers.


 KWh sales to industrial customers increased .8% in 1993 and 6.3% in 1992. The relatively flat industrial sales growth in 1993 followed increases in industrial sales in 1992 which occurred in almost all industrial groups. One particular group, coal mines staffed by union personnel, recorded reduced usage because of selective work stoppages by the United Mine Workers of America
(UMWA) for most of the year prior to the settling of the dispute in December 1993.

 KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                            1993     1992    1991
KWh sales (in billions):
 From Company generation                      .4      1.3      2.3
 From purchased power                        5.0      6.5      5.4

                                             5.4      7.8      7.7

Revenues (in millions):
 From Company generation                   $11.5    $37.5    $62.5
 From sales of
  purchased power                          141.0    167.2    160.7

                                          $152.5    $204.7  $223.2


 Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by the Company's generation in 1993 decreased to less than 15% of 1988 levels because of continuing growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the Company's ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase (from about 67 cents per MWh to $2.60 per MWh) in taxes on generation in West Virginia since March 1989 - a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated in 1994 before leveling off.

 The decrease in other revenues in 1993 and 1992 resulted from continued decreases in sales of energy and spinning reserve to an affiliated company because of additional energy available to it from new PURPA projects commencing in both years. The 1993 decrease was also due in part to an agreement with the Federal
Energy Regulatory Commission to record in 1993 about
$6 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years. Most of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

                           M-29
Operating Expenses

 Fuel expenses decreased 4% in each of the years of 1993 and 1992 primarily due to decreases in kWh generated.
Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the consolidated financial statements, with the result that changes in fuel expenses have little effect on consolidated net income.

 "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and qualified facilities under the Public Utility
Regulatory Policies Act of 1978 (PURPA), capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and is comprised of the following items:

                                                  1993      1992     1991
                                                 (Millions of Dollars)
Nonaffiliated transactions:
 Purchased power:
  For resale to other
   utilities                                      $124.5    $153.9    $146.0
  From PURPA
   generation                                       49.6      56.5      55.6
  Other                                             15.2       5.9      12.9
 Power exchanges, net                               (1.2)       .3       (.5)
Affiliated transactions:
 AGC capacity charges                               42.3      43.5      44.1
 Energy and spinning
  reserve charges                                    4.7       3.5       3.8
 Other affiliated
  capacity charges                                    .7        .6        .6

                                                  $235.8    $264.2    $262.5

 The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to nonaffiliated utilities is described under Sales and Revenues above. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The decrease in purchases from PURPA generation in 1993 was due to a planned generating outage at one PURPA project. The 1993 increase in other purchased power reflects efforts to conserve coal during the UMWA dispute.

 The increase in other operation expense for 1993 and 1992 resulted primarily from increases in salaries and wages and in 1993 also from employee benefit costs. The
Financial Accounting Standards Board's (FASB) standard, SFAS No. 106, increased 1993 postretirement benefit expense by approximately $3.1 million. The
Company is currently recovering all of SFAS No. 106 expenses in rates. During 1992, the Company implemented significant changes to its benefits plans, including cost caps, in an effort to both control and reduce employee benefits costs. The cost caps provide for future postretirement medical benefit costs to be capped at two times 1993 levels. Because 1993 medical costs were more than actuarially projected, SFAS No. 106 costs for 1994 are expected to be approximately 5% greater than 1993 amounts.

 Another FASB standard, SFAS No. 112, "Employers'
Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other post-employment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The Company currently accrues for workers' compensation claims and the estimated liability for the other benefits is not expected to be material.

 Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution
(T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance expense in 1993 includes the effects of an ice storm and blizzard in March 1993. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the CAAA.

 Depreciation expense increases resulted primarily from additions to electric plant and in 1993 also from a change in depreciation rates and net salvage amortization as a result of the May 1993 rate order. Because of the increased levels of capital expenditures as a result of the CAAA (see Note J to the consolidated financial statements) and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

 Taxes other than income increased $2 million in 1993 primarily due to increases in gross receipts taxes resulting from higher revenues from retail customers ($3 million) offset in part by decreased West Virginia Business and Occupation taxes (B&O taxes) ($2 million) due to decreased generation in that state. The 1992 increase resulted from increased property and capital stock taxes
($4 million), increased B&O taxes ($1 million), and increases in gross receipts taxes ($1 million).

 The net increase of $7 million in federal and state income taxes in 1993 resulted primarily from an increase in income before taxes ($6 million), and an increase in the tax rate due to the Revenue Reconciliation Act of 1993
($1 million). The net decrease in 1992 of $4 million resulted primarily from a decrease in income before taxes.
Note B to the consolidated financial statements provides a further analysis of income tax expenses.

 The combined increase of $.3 million in allowances for funds used during construction (AFUDC) in 1993 reflects increased construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to increase slightly with increasing levels of CAAA expenditures until late 1994 upon substantial completion of Phase I of the CAAA compliance program. The decrease in other income, net, in 1993 resulted primarily from the Company's share of decreases in the earnings of AGC (see Note D to the consolidated financial statements). Other fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the level of short-term debt maintained by the Company.


Liquidity and Capital Resources
 SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company needs cash for operating expenses, the payment of interest and dividends, retirement of debt, and for its construction program. To meet these needs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, instalment loans, and lease arrangements.
The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.


Capital Requirements
 Construction expenditures for 1993 were $251 million and for 1994 and 1995 are estimated at $258 million and $208 million, respectively. These estimates include $82 million and $33 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA. It is anticipated that the Harrison Scrubber
Project will be completed on schedule (late 1994) and that the final cost will be approximately 24% below the original budget. Primary factors contributing to the reduced cost include: 1) the absence of any major construction problems to date; 2) financing and material and equipment costs lower than expected; and 3) favorable ruling of the Pennsylvania PUC allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC.
Construction expenditures through the year 2000 may include substantial amounts for compliance with both
Phase I and Phase II of the CAAA. The Company is estimating amounts of approximately $700 million, which includes $207 million expended through 1993, depending upon the strategy eventually selected for complying with Phase II. The mere possibility of new legislation which restricts or discourages carbon dioxide emissions, either through taxation or caps, further complicates the CAAA
Phase II planning process. The remaining amount of this CAAA construction estimate, together with normal construction activity assures that continuing external financings will be required. In addition, the Company has additional capital requirements of debt maturities (see
Note H to the consolidated financial statements).


Internal Cash Flows
 Internal generation of cash, consisting of cash flows from operations reduced by dividends, increased to $119 million in 1993. A regulatory commission order has been received from the PUC which provides for current cash recovery of the carrying costs of CAAA expenditures in rates, albeit with a certain amount of lag. Based upon the authorization received and a new rate case planned in 1994, internal generation of cash can be expected to increase.

 Materials and supplies, primarily fuel, constituted a significant source of cash in 1993 ($27 million). The five-year National Bituminous Coal Wage Agreement terminated on February 1, 1993. Coal inventories (fuel) as of December 31, 1992, were increased over 1991 amounts to provide an increased coal supply in the event of a strike. The union chose a strategy of selective shutdowns including mines that accounted for approximately 60% of the System's regular coal supply. The union signed a new five-year contract in December 1993. System coal inventory, which declined during the dispute, and which is somewhat lower than the seasonal norm, is considered adequate.


Financings
 During 1993 the Company issued $18.04 million of 6.30% tax-exempt solid waste disposal notes to Harrison
County, West Virginia, and refunded an aggregate of $246 million of debt securities having interest rates of 7% to 9.75% through the issuance of $251 million of securities having interest rates of 4.95% to 6.375%. The costs associated with the debt redemptions are being amortized over the life of the new bonds. Due to the significant number of refinancings which have occurred over the past two years, this balance is now about $12 million. Reduced future interest expense will more than offset these expenses.

 Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. The Company canceled or postponed approximately $47 million of debt financings in 1993 due to favorable short-term alternatives. In 1992, the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available.

 At December 31, 1993, the Company had SEC authorization to issue up to $170 million of short-term debt. In addition, a multi-year credit program was established in January 1994, which provides that the Company may borrow on a standby revolving credit basis up to $135 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. The borrowings have the support of a long-term credit facility. During 1994, the Company plans to issue about $105 million of new securities, consisting of both debt and equity issues and, if economic and market conditions make it desirable, may refinance up to $212 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The Company may also engage in additional Harrison County tax-exempt solid waste disposal financings to the extent that funds are available.

 The Company anticipates that it will be able to meet its future cash needs through internal cash generation and external financings as it has in the past and possibly through alternative financing procedures.


Environmental Matters and
Other Contingencies
 In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note J to the consolidated financial statements.

 Pennsylvania has enacted hazardous and solid waste management legislation. While the Company does not have significant hazardous waste concerns, solid wastes, such as fly ash and other coal by-products generated from power stations, must be disposed in accordance with the state requirements. The Company is incurring various costs, which are recoverable in rates, to comply with these and other environmental matters. The level of future expenditures for environmental matters is impossible to determine with any degree of certainty. It is management's opinion that the ultimate costs will not have a material effect on the financial position of the Company.

                             M-35

 As of January 1994, Monongahela Power Company
(MP), an affiliated company, has been named as a defendant along with multiple other defendants in 1,429 pending asbestos cases involving multiple plaintiffs and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is presently impossible to determine the actual number of claims against the Company and its affiliates. However, based on past experience and data available to date, it is estimated that less than 600 cases actually involve claims against the Company or its affiliates. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at System-operated stations were employed by third-party contractors, with the exception of three who claim to have been employees of MP. The Company is joint owner with MP in four generating plants, including three operated by MP in West Virginia. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to $1 million for the loss of consortium claim. Therefore, because of the multiple defendants, the Company believes its potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by MP for an amount substantially less than the anticipated cost of defense. While the Company believes that all of these cases are without merit, it cannot predict the outcome of these cases or whether other cases will be filed.


                                                              M-36

AGC

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS


Results of Operations

 As described under Liquidity and Capital Resources, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. Revenues for 1993 and 1992 decreased due to a reduction in interest charges and net investment, and reduced operating expenses which are described below. Additionally, revenues for 1993 and 1992 were reduced by the recording of estimated liabilities for possible refunds pending final Federal Energy
Regulatory Commission (FERC) decisions in rate case proceedings (see Liquidity and Capital Resources).

 The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. The decrease in operating expenses in 1993 resulted from a decrease in federal income taxes due to a decrease in income before taxes ($1.9 million) offset by an increase in the tax rate due to the Revenue Reconciliation Act of 1993 ($.5 million), partially offset by an increase in operation and maintenance expense. The decrease in operating expenses in 1992 resulted primarily from reduced federal income taxes because of a decrease in income before taxes, partially offset by increases in taxes other than income.

 The increase in taxes other than income in 1992 was due to increased property taxes.

 The decreases in interest on long-term debt in 1993 and 1992 were the combined result of decreases in the average amount of and interest rates on long-term debt outstanding.


Liquidity and Capital Resources

 SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company's only operating assets are an undivided 40% interest in the Bath
County (Virginia) pumped-storage hydroelectric station and its connecting transmission facilities. The Company has no present plans for construction of any other major facilities.

                         M-37

 Pursuant to an agreement, the Parents buy all of the Company's capacity in the station priced under a "cost of service formula" wholesale rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment.

 Through February 29, 1992, the Company's return on equity (ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. On March
1, 1990, the ROE decreased from 12% to 11.25%, and on March 1, 1991, it was increased to 11.53%. In December
1991, the Company filed for a continuation of the existing
ROE of 11.53% and other parties (the Consumer
Advocate Division of the Public Service Commission of
West Virginia, Maryland People's Counsel, and
Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE, with any resultant rate decreases subject to refund from March 1, 1992 through May 31, 1993. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law
Judge (ALJ) on December 21, 1993, for an ROE of
10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation have been filed by all parties for consideration by the full
Commission. On January 28, 1994, the JCA filed a joint complaint claiming that both the existing ROE of 11.53% and the ALJ's recommended ROE of 10.83% are unjust and unreasonable. This new complaint requests an ROE of 8.53%, with rates subject to refund beginning
April 1, 1994.

 In 1993, the Company issued $50 million of 5.75%
medium-term notes due 1998, $50 million of 5.625%
debentures due 2003, and $100 million of 6.875% debentures due 2023 to refund $50 million 8% debentures due 1997, $50 million 8.75% debentures due 2017, and $100 million 9.125% debentures due 2016. The Company and its affiliates in 1992 established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements

                                                        Index

                                              Monon-   Potomac        West
                                       APS    gahela                  Penn             AGC


Report of Independent Accountants      F-1    F-18     F-35           F-52             F-69

Statement of Income for
  the three years ended
  December 31, 1993                    F-2    F-19     F-36           F-53             F-70

Statement of Retained Earnings
  for the three years ended
  December 31, 1993                     -     F-20     F-37           F-54             F-71

Statement of Cash Flows for
  the three years ended
  December 31, 1993                    F-3    F-21     F-38           F-55             F-72

Balance Sheet at December 31,
  1993 and 1992                        F-4    F-22     F-39           F-56             F-73

Statement of Capitalization at
  December 31, 1993 and 1992           F-5    F-23     F-40           F-57              -

Statement of Common Equity for
  the three years ended
  December 31, 1993                    F-6     -        -              -                -

Notes to financial statements          F-7    F-24     F-41           F-58             F-74


Financial Statement Schedules -


  Schedules - for the years
    ended December 31, 1993,
    1992, and 1991

V     Property, plant and
       equipment                       S-1    S-10     S-19           S-28             S-37

VI    Accumulated depreciation         S-4    S-13     S-22           S-31             S-38

VIII  Valuation and qualifying
       accounts                        S-7    S-16     S-25           S-34              -

IX    Short-term borrowings            S-8    S-17     S-26           S-35             S-39

X     Supplementary income
       statement information           S-9    S-18     S-27           S-36             S-40

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Power System, Inc.


              In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Power System, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

              As discussed in Notes A, B and E to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.


                                       PRICE WATERHOUSE
                                       PRICE WATERHOUSE

New York, New York
February 3, 1994


APS

CONSOLIDATED STATEMENT OF INCOME
Year ended December 31
(Dollar amounts in thousands except for per share data)
                                             1993           1992          1991
Electric Operating Revenues:
Residential                             $  818 400     $  734 874    $  708 292
Commercial                                 430 202        391 912       375 415
Industrial                                 673 418        637 656       600 239
Nonaffiliated utilities                    346 705        465 491       524 974
Other                                       62 801         76 725        73 247
    TOTAL OPERATING REVENUES             2 331 526      2 306 658     2 282 167
Operating Expenses:
Operation:
  Fuel                                     544 659        567 833       603 100
  Purchased power and exchanges, net       417 449        451 408       429 171
  Deferred power costs, net (Note A)       (11 462)            89        (7 726)
  Other                                    257 732        232 672       227 709
Maintenance                                231 163        210 878       204 177
Depreciation                               210 428        197 763       189 715
Taxes other than income taxes              178 788        174 578       167 455
Federal and state income taxes (Note B)    128 130        115 373       119 065
    TOTAL OPERATING EXPENSES             1 956 887      1 950 594     1 932 666
    OPERATING INCOME                       374 639        356 064       349 501
Other Income and Deductions:
Allowance for other than borrowed funds
 used during construction (Note A)          12 499         10 221         3 755
Other income, net                               (6)         1 265         1 570
    TOTAL OTHER INCOME AND DEDUCTIONS       12 493         11 486         5 325
    INCOME BEFORE INTEREST CHARGES AND
     PREFERRED DIVIDENDS                   387 132        367 550       354 826
Interest Charges and Preferred Dividends:
Interest on long-term debt                 157 449        147 427       141 054
Other interest                               5 812          5 672         5 374
Allowance for borrowed funds used during
 construction (Note A)                      (8 983)        (7 331)       (4 177)
Dividends on preferred stock of
 subsidiaries                               17 098         18 235        18 549
    TOTAL INTEREST CHARGES AND PREFERRED
     DIVIDENDS                             171 376        164 003       160 800
Consolidated Net Income                 $  215 756     $  203 547    $  194 026
Common Stock Shares Outstanding
 (average) (Note F)                    114 937 032    111 226 318   107 547 816
Earnings Per Average Share (Note F)          $1.88          $1.83         $1.80
See accompanying notes to consolidated financial statements.

APS

CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31
                                                    1993       1992       1991
                                                      (Thousands of Dollars)
Cash Flows from Operations:
Consolidated net income                         $215 756   $203 547   $194 026
Depreciation                                     210 428    197 763    189 715
Deferred investment credit and income
 taxes, net                                       (2 388)    19 579     11 636
Deferred power costs, net                        (11 462)        89     (7 726)
Allowance for other than borrowed funds used
 during construction                             (12 499)   (10 221)    (3 755)
Changes in certain current assets and
 liabilities:
  Accounts receivable, net                       (15 393)    12 452    (21 641)
  Materials and supplies                          53 614    (30 359)    11 725
  Accounts payable                                  (305)    34 525     11 839
  Taxes accrued                                    3 619     (5 692)    (4 185)
  Interest accrued                                (2 164)     5 139      6 460
Other, net                                        18 087    (19 431)    15 722
                                                457 293     407 391    403 816
Cash Flows from Investing:
Construction expenditures                       (573 970)  (487 587)  (337 711)
Allowance for other than borrowed funds used
 during construction                              12 499     10 221      3 755
                                               (561 471)   (477 366)  (333 956)
Cash Flows from Financing:
Sale of common stock                              99 875    119 884     29 778
Sale of preferred stock                                     39 450
Retirement of preferred stock                     (1 611)   (27 250)       (75)
Issuance of long-term debt                       691 343    398 619    351 582
Retirement of long-term debt                   (632 000)   (360 408)   (94 554)
Deposit with trustees for redemption of
 long-term debt                                             115 785   (115 785)
Short-term debt, net                             119 431    (62 985)   (49 464)
Cash dividends on common stock                  (187 475)  (179 739)  (170 446)
                                                 89 563      43 356    (48 964)
Net Change in Cash and Temporary Cash
 Investments (Note A)                            (14 615)   (26 619)    20 896
Cash and Temporary Cash Investments at
 January 1                                        17 032     43 651     22 755
Cash and Temporary Cash Investments at
 December 31                                    $  2 417   $ 17 032   $ 43 651
Supplemental cash flow information
  Cash paid during the year for:
    Interest (net of amount capitalized)        $153 455   $138 724   $126 418
    Income taxes                                 124 979    103 635    114 610
See accompanying notes to consolidated financial statements.


APS

CONSOLIDATED BALANCE SHEET
As of December 31
                                                             1993         1992
ASSETS                                                    (Thousands of Dollars)
Property, Plant, and Equipment:
At original cost, including $638,920,000 and
 $412,058,000 under construction                       $7 176 847   $6 679 886
Accumulated depreciation                               (2 388 758)  (2 239 956)
                                                       4 788 089     4 439 930
Investments and Other Assets:
Subsidiaries consolidated--excess of cost over
 book equity at acquisition (Note A)                       15 077       15 077
Securities of associated company--at cost, which
 approximates equity                                        1 250        1 250
Other (Note A)                                             24 357        2 120
                                                          40 684        18 447
Current Assets:
Cash and temporary cash investments (Note A)                2 417       17 032
Accounts receivable:
  Electric service, net of $3,418,000 and
   $3,364,000 uncollectible allowance                     188 139      171 021
  Other                                                     7 736        9 461
Materials and supplies--at average cost:
  Operating and construction                               86 766       86 388
  Fuel                                                     71 392      125 384
Deferred power costs (Note A)                              14 054       13 624
Prepaid taxes                                              43 139       38 930
Other                                                      10 391       22 666
                                                         424 034       484 506
Deferred Charges:
Regulatory assets (Note B)                                577 817        9 115
Unamortized loss on reacquired debt                        44 435       24 001
Other                                                      74 109       63 341
                                                         696 361        96 457
Total                                                  $5 949 168   $5 039 340
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, other paid-in capital, and retained
 earnings (Note C)                                     $1 955 815   $1 827 809
Preferred stock                                           276 486      278 091
Long-term debt                                          2 008 104    1 951 583
                                                       4 240 405     4 057 483
Current Liabilities:
Short-term debt (Note H)                                  130 636       11 205
Long-term debt and preferred stock due within
 one year (Notes F and G)                                  27 200        1 200
Accounts payable                                          187 690      187 995
Taxes accrued:
  Federal and state income                                 14 689        8 535
  Other                                                    57 758       60 293
Interest accrued                                           38 626       40 790
Other                                                      73 467       59 578
                                                         530 066       369 596
Deferred Credits and Other Liabilities:
Unamortized investment credit                             166 328      174 751
Deferred income taxes                                     873 695      412 434
Regulatory liabilities (Note B)                          107 372
Other                                                      31 302       25 076
                                                       1 178 697       612 261
Commitments and Contingencies (Note I)
Total                                                  $5 949 168   $5 039 340
See accompanying notes to consolidated financial statements.


APS

CONSOLIDATED STATEMENT OF CAPITALIZATION
As of December 31
                                                                      1993            1992      1993     1992
Common Stock:                                                         (Thousands of Dollars)   (Capitalization
                                                                                                  Ratios)
Common stock of Allegheny Power System, Inc.-- $1.25 par value per share, 260,000,000 shares authorized, outstanding
 117,663,582 and 113,898,736 shares (Note F)                    $  147 079      $  142 373
Other paid-in capital                                              931 063         836 038
Retained earnings (Note C)                                         877 673         849 398
    TOTAL                                                          1 955 815       1 827 809    46.1%    45.0%
Preferred Stock of Subsidiaries--cumulative, par value $100
 per share, authorized 9,997,123 shares (Note F):
Not subject to mandatory redemption:
                         December 31, 1993
                    Shares     Regular Call Price
       Series     Outstanding      Per Share
    3.60%- 4.80%    650 861    $102.205 to $110.00                  65 086          65 086
   $5.88 -$7.92     800 000    $102.85  to $103.94                  80 000          80 000
   $8.00 -$8.80     650 000    $103.25  to $104.20                  65 000          65 000
Auction 2.55%-2.7%  400 000    $100.00                              40 000          40 000
    TOTAL (annual dividend requirements $15,057,469)                250 086          250 086     5.9      6.2
Subject to mandatory redemption:
                         December 31, 1993
                    Shares     Regular Call Price
       Series     Outstanding      Per Share
        4.70%                                                                          405
       $7.16       276 000          $105.37                         27 600          28 800
    TOTAL (annual dividend requirements $1,976,160)                 27 600          29 205
  Less current sinking fund requirement                              1 200           1 200
    TOTAL                                                           26 400          28 005      0.6      0.7
Long-Term Debt of Subsidiaries (Note G):
First mortgage bonds:
                               Interest rates at December 31
  Maturity                          1993          1992
  1994-1998                      4 5/8-6 1/2   4 5/8-7 1/2         196 000         216 000
  1999-2003                      5 5/8-7 3/8   7 3/8-8 5/8         245 000         227 000
  2004-2007                      7 1/4-8       7 1/4-8 5/8         190 000         215 000
  2019-2023                      7 3/4-9 5/8   7 7/8-9 5/8         785 000         740 000
Debentures redeemed in 1993           -            8-9 1/8                         200 000
Debentures due 2003-2023         5 5/8-6 7/8        -              150 000
Secured notes due 1998-2023       4.95-9.375   6.125-9.75          333 005         290 300
Unsecured notes due 1996-2012     6.10-6.40     6.10-6.40           27 495          27 495
Instalment purchase obligations
 due 1998                           6.875         6.875             19 100          19 100
Commercial paper                    3.53            -               21 362
Medium-term notes due 1994-1998   5.75-7.93     6.05-7.93           87 975          37 975
Unamortized debt discount and
 premium, net                                                      (16 943)        (13 878)
    TOTAL (annual interest requirements $148,432,634)            2 037 994       1 958 992
  Less current maturities                                           26 000
  Less amounts on deposit with trustee                               3 890           7 409
    TOTAL                                                          2 008 104       1 951 583    47.4     48.1
Total Capitalization                                              $4 240 405      $4 057 483   100.0%   100.0%
See accompanying notes to consolidated financial statements.



APS

CONSOLIDATED STATEMENT OF COMMON EQUITY
Year ended December 31
                                                 Shares                     Other     Retained          Total
                                            Outstanding       Common      Paid-In     Earnings         Common
                                               (Note F)        Stock      Capital     (Note C)         Equity
                                                                         (Thousands of Dollars)
Balance at January 1, 1991                  106 983 912     $133 730     $695 576     $803 000     $1 632 306
Add:
Sale of common stock, net of expenses:
  Dividend Reinvestment and Stock
   Purchase Plan and Employee Stock
   Ownership and Savings Plan                 1 467 400        1 834       27 944                      29 778
Consolidated net income                                                                194 026        194 026
Deduct:
Dividends on common stock of the
 Company (cash)                                                                        170 446        170 446
Expenses related to a subsidiary
 company's preferred stock transaction                                                      10             10
Balance at December 31, 1991                108 451 312     $135 564     $723 520     $826 570     $1 685 654
Add:
Sale of common stock, net of expenses:
  Public offerings                            3 960 000        4 950       81 544                      86 494
  Dividend Reinvestment and Stock
   Purchase Plan and Employee Stock
   Ownership and Savings Plan                 1 487 424        1 859       31 530                      33 389
Consolidated net income                                                                203 547        203 547
Deduct:
Dividends on common stock of the
 Company (cash)                                                                        179 739        179 739
Expenses related to subsidiary
 companies' preferred stock transactions                                      556          980          1 536
Balance at December 31, 1992                113 898 736     $142 373     $836 038     $849 398     $1 827 809
Add:
Sale of common stock, net of expenses:
  Public offerings                            2 400 000        3 000       61 057                      64 057
  Dividend Reinvestment and Stock
   Purchase Plan and Employee Stock
   Ownership and Savings Plan                 1 364 846        1 706       34 402                      36 108
Consolidated net income                                                                215 756        215 756
Deduct:
Dividends on common stock of the
 Company (cash)                                                                        187 475        187 475
Expenses related to common stock split                                        290                         290
Expenses related to subsidiary
 companies' preferred stock transactions                                      144            6            150
Balance at December 31, 1993                117 663 582     $147 079     $931 063     $877 673     $1 955 815
See accompanying notes to consolidated financial statements.

APS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
  The Company and its subsidiaries (companies) are subject to regulation by the Securities and Exchange Commission. The subsidiaries are subject to regulation by various state bodies having jurisdiction and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company and its subsidiaries are summarized below.
CONSOLIDATION:
  The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions.
REVENUES:
  Customers are billed on a cycle basis, and revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are generally recorded when billed. In accordance with ratemaking procedures followed by Monongahela Power Company in West Virginia, revenues include service rendered but unbilled at year end. Certain increases in rates being collected by subsidiaries are subject to final commission approvals, and possible refunds, for which estimated liabilities have been recorded.
DEFERRED POWER COSTS, NET:
  The costs of fuel, purchased power, and certain other costs, and revenues from sales and transmission services to other utilities, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.
PROPERTY, PLANT, AND EQUIPMENT:
  Property, plant, and equipment are stated at original cost, less contributions in aid of construction, except for capital leases which are recorded at present value. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and pensions, taxes, and other fringe benefits related to employees engaged in construction.
  The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:
  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used by the subsidiaries for computing AFUDC in 1993, 1992, and 1991 averaged 9.37%, 9.19%, and 8.84%, respectively.

DEPRECIATION AND MAINTENANCE:
  Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.4% of average depreciable property in 1993 and 3.3% in each of the years 1992 and 1991. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.
INVESTMENTS:
  The investment in subsidiaries consolidated represents the excess of acquisition cost over book equity (goodwill) prior to 1966. Goodwill is not being amortized because, in management's opinion, there has been no reduction in its value.
  Other investments primarily represent the cash surrender values and prepayments of purchased life insurance contracts on certain qualifying management employees under an executive life insurance plan and a supplemental executive retirement plan (Secured Benefit Plan). Payment of future premiums will fully fund these benefits.
INCOME TAXES:
  Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax that would be paid if taxes were computed on the basis of financial accounting income instead of taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes.
  Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances in which are being amortized over estimated service lives of the related properties.

POSTRETIREMENT BENEFITS:
  The subsidiaries have a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.
  The subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary Association (VEBA) trust funds an amount equal to the annual cost as determined by Statement of Financial Accounting Standards (SFAS) No. 106 (described below). Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.
  The Financial Accounting Standards Board (FASB) has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", respectively. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", regulatory deferrals of these benefit expenses are recorded for those jurisdictions which reflect as net expense the funding of pensions and cash payment of other benefits in the ratemaking process.
TEMPORARY CASH INVESTMENTS:
  For purposes of the Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash. The carrying amount of temporary cash investments approximates the fair value because of the short-term maturity of those instruments.
ACCOUNTING CHANGES:
  Effective January 1, 1993, the subsidiaries adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the costs of providing postretirement benefits, such as medical and life insurance, to be accrued over the applicable employees' service periods. Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective January 1, 1993, the subsidiaries adopted SFAS No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes as further described in Note B.

NOTE B--INCOME TAXES:
 Details of federal and state income tax provisions are:
                                   1993          1992          1991
                                        (Thousands of Dollars)
Income taxes--current:
  Federal                      $110 815     $  92 937     $  92 630
  State                          20 732         4 144        15 493
    Total                       131 547        97 081       108 123
Income taxes--deferred,
 net of amortization:
    Accelerated depreciation     18 378        18 066        18 569
    Deferred power costs          4 296           (60)        3 588
    Tax interest capitalized     (8 290)       (4 214)       (1 536)
    Unbilled revenue             (3 143)       (2 169)        6 257
    West Virginia pollution
     control expenditures            96        15 082         2 701
    Other                        (5 303)        1 613        (7 775)
    Total                         6 034        28 318        21 804
Investment credit disallowed                     (404)       (2 213)
Amortization of deferred
 investment credit               (8 422)       (8 335)       (7 955)
    Total income taxes          129 159       116 660       119 759
Income taxes--charged to
 other income                    (1 029)       (1 287)         (694)
Income taxes--charged to
 operating income              $128 130      $115 373      $119 065

 The total provision for income taxes is different than the amount produced by applying the federal income statutory tax rate to financial accounting income before preferred dividends and income taxes, as set forth below:

                                   1993          1992          1991
                                        (Thousands of Dollars)
Financial accounting income
 before preferred dividends
 and income taxes              $360 984      $337 155      $331 640
Amount so produced             $126 300      $114 600      $112 800
Increased (decreased) for:
  Tax deductions for which
  deferred tax was not provided:
    Lower tax depreciation        8 800         7 600         7 900
    Plant removal costs          (6 000)       (6 500)       (4 900)
  State income tax, net of
    federal income tax benefit   15 000        12 600         8 900
  Amortization of deferred
    investment credit            (8 422)       (8 335)       (7 955)
  Other, net                     (7 548)       (4 592)        2 320
    Total                      $128 130      $115 373      $119 065

 Federal income tax returns through 1989 have been examined and substantially settled.
 In adopting SFAS No. 109, the subsidiaries recognized a significant increase in both deferred tax assets and liabilities. At December 31, 1993, the deferred tax assets and liabilities were comprised of the following:
                                                         (Thousands
                                                         of Dollars)
Deferred tax assets:
  Unamortized investment tax credit                      $  105 289
  Unbilled revenue                                           38 363
  Tax interest capitalized                                   22 236
  Contributions in aid of construction                       17 176
  State tax loss carryback/carryforward                      14 560
  Other                                                      21 658
                                                            219 282
Deferred tax liabilities:
  Book vs. tax plant basis differences, net               1 051 500
  Other                                                      42 122
                                                          1 093 622
Total net deferred tax liabilities                          874 340
Less portion above included in current liabilities              645
Total long-term net deferred tax liabilities             $  873 695

 It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the subsidiaries have recorded regulatory assets for an amount equal to the $562 million increase in deferred tax liabilities. Regulatory liabilities were recorded in an amount equal to the $108 million increase in deferred tax assets to reflect the subsidiaries' obligation to pass such tax benefits on to their customers as the benefits are realized in cash in future years. Based on the provisions in the standard for recording these regulatory assets and liabilities on the balance sheet, there was no effect on consolidated net income resulting from adoption of the standard.

NOTE C--DIVIDEND RESTRICTION:
 Supplemental indentures relating to most outstanding bonds of subsidiaries contain dividend restrictions under the most restrictive of which $461,539,000 of consolidated retained earnings at December 31, 1993, is not available for cash dividends on their common stocks, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by a subsidiary as a capital contribution or as the proceeds of the issue and sale of shares of such subsidiary's common stock.

NOTE D--PENSION BENEFITS:
 Net pension costs, a portion of which (about 30%) was charged to plant construction, included the following components:
                                       1993        1992        1991
                                          (Thousands of Dollars)
Service cost--benefits earned       $13 361     $12 402     $11 254
Interest cost on projected benefit
 obligation                          37 387      36 049      34 553
Actual return on plan assets        (89 680)    (65 641)    (92 924)
Net amortization and deferral        43 653      21 344      50 320
SFAS No. 87 pension cost              4 721       4 154       3 203
Regulatory deferral                  (1 509)     (3 862)     (3 203)
Net pension cost                    $ 3 212     $   292     $    -

 The benefits earned to date and funded status at December 31 using a measurement date of September 30 were as follows:

                                                   1993        1992
                                              (Thousands of Dollars)
Actuarial present value of accumulated
 benefit obligation earned to date
 (including vested benefit of $401,986,000
 and $363,723,000)                             $429 360    $387 932
Funded status:
  Actuarial present value of projected
   benefit obligation                          $546 776    $495 679
  Plan assets at market value, primarily
   common stocks and fixed income securities    602 194     540 407
  Plan assets in excess of projected benefit
   obligation                                   (55 418)    (44 728)
  Add:
    Unrecognized cumulative net gain from
     past experience different from that
     assumed                                     58 402      41 094
    Unamortized transition asset, being
     amortized over 14 years beginning
     January 1, 1987                             22 028      25 174
  Less unrecognized prior service cost due
   to plan amendments                            12 939      14 188
  Pension cost liability                       $ 12 073    $  7 352

 In determining the actuarial present value of the projected benefit obligation at December 31, 1993, 1992, and 1991, the discount rates used were 7.25%, 7.75%, and 8%, and the rates of increase in future compensation levels were 4.75%, 5.25%, and 5.5%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1993, 1992, and 1991.

NOTE E--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
 The subsidiaries adopted SFAS No. 106 as of January 1, 1993, which requires accrual of postretirement benefits other than pensions (principally health care and life insurance) for the employee and covered dependents during the years the employee renders the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the subsidiaries for retired employees and their dependents were recorded in expense in the period in which they were paid and were $6,553,000 and $5,691,000 in 1992 and 1991, respectively.
 SFAS No. 106 postretirement cost in 1993, a portion of which (about 30%) was charged to plant construction, included the following components:
                                                         (Thousands
                                                         of Dollars)
Service cost--benefits earned                               $ 2 000
Interest cost on accumulated postretirement
 benefit obligation                                          11 300
Actual return on plan assets                                    (24)
Amortization of unrecognized transition obligation            7 300
Other net amortization and deferral                              24
SFAS No. 106 postretirement cost                             20 600
Regulatory deferral                                          (4 790)
Net postretirement cost                                     $15 810

The benefits earned to date and funded status at December 31, 1993, using a measurement date of September 30 were as follows:
                                                         (Thousands
                                                         of Dollars)
Accumulated postretirement benefit obligation:
  Retirees                                                 $115 019
  Fully eligible employees                                   24 135
  Other employees                                            55 255
    Total obligation                                        194 409
Plan assets at market value in short-term
 investment fund                                              4 646
Accumulated postretirement benefit obligation
 in excess of plan assets                                   189 763
Less:
  Unrecognized cumulative net loss from past
   experience different from that assumed                    41 450
  Unrecognized transition obligation, being
   amortized over 20 years beginning January 1, 1993        138 200
Postretirement benefit liability at September 30, 1993       10 113
Fourth quarter 1993 contributions and benefit payments        4 549
Postretirement benefit liability at December 31, 1993      $  5 564

 The unfunded accumulated postretirement benefit obligation (APBO) at January 1, 1993, of $145,500,000 (transition obligation) is being amortized prospectively over 20 years as permitted by the standard.
 In determining the APBO at January 1 and December 31, 1993, the discount rates used were 8% and 7.25%, the rates of increase in future compensation levels were 5.5% and 4.75%, respectively. For measurement purposes, a health care trend rate of 14% for 1993, declining 1% each year thereafter to 7% in the year 2000 and beyond, and plan provisions which limit future medical and life insurance benefits were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1993, by $13.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $1.0 million.
 Recovery of SFAS No. 106 costs has been authorized for retail customers in Maryland effective in February 1993, in Pennsylvania effective in May 1993, and for the FERC wholesale customers effective in mid-to-late
1993. Regulatory actions have been taken by the Virginia and Ohio regulatory commissions which provide support that substantial recovery is probable. Recovery has been requested in rate cases filed in Virginia and West Virginia for which final commission decisions are expected in 1994. The subsidiaries have recorded regulatory assets at December 31, 1993, of $4.8 million relating to those regulatory jurisdictions where full recovery of SFAS No. 106 level of expenses has not yet been granted recovery in rates, with the result that adoption of SFAS No. 106 has had no effect on consolidated net income.

NOTE F--STOCKHOLDERS' EQUITY:
COMMON STOCK:
 In November 1993, the common shareholders approved a two-for-one split of the Company's common stock which was effective November 4, 1993. The stock split reduced the par value of the common stock from $2.50 per share to $1.25 per share and increased the number of authorized shares of common stock from 130,000,000 to 260,000,000. The number of common stock shares outstanding and per share information for all periods reflect the two-for-one split.
PREFERRED STOCK:
 All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share. The holders of West Penn Power Company's auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.
MANDATORILY REDEEMABLE PREFERRED STOCK:
 The Potomac Edison Company's $7.16 preferred stock is entitled to a cumulative sinking fund sufficient to retire 12,000 shares each year, commencing in 1992, at $100 a share plus accrued dividends. That subsidiary has the noncumulative option in each year to retire up to an additional 12,000 shares at the same price. The estimated fair value of this series of preferred stock at December 31, 1993 and 1992, was $28,566,000 and $28,944,000, respectively, based on quoted market prices. The call price declines in future years. In August 1993, The Potomac Edison Company redeemed the remaining 4,046 outstanding shares of Series B, 4.70% preferred stock.

NOTE G--LONG-TERM DEBT:
 Maturities for long-term debt for the next five years are: 1994, $26,000,000; 1995, $28,000,000; 1996, $43,575,000; 1997, $48,262,000;
and 1998, $185,400,000. Substantially all of the properties of the subsidiaries are held subject to the lien securing each subsidiary's first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes.
 Commercial paper borrowings issuable by Allegheny Generating Company are backed by a revolving credit agreement with a group of seven banks which provides for loans of up to $75 million at any one time outstanding through 1997. Each bank has the option to discontinue its loans after 1997 upon three years' prior written notice. Without such notice, the loans are automatically extended for one year. However, to the extent that funds are available from the companies, Allegheny Generating
Company borrowings are made through an internal money pool as described in Note H.
 The estimated fair value of long-term debt at December 31, 1993 and 1992, was $2,129,923,000 and $2,033,103,000, respectively, based on actual market prices or market prices of similar issues.

NOTE H--SHORT-TERM DEBT:
 To provide interim financing and support for outstanding commercial paper, lines of credit have been established with several banks. The companies have fee arrangements on all of their lines of credit and no compensating balance requirements. At December 31, 1993, unused lines of credit with banks were $149,175,000. In addition to bank lines of credit, in 1992 the companies established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, a multi-year credit program was established which provides that the subsidiaries may borrow up to $300 million on a standby revolving credit basis. Short-term debt outstanding at the end of 1993 consisted of notes payable to banks ($75,825,000) and commercial paper ($54,811,000) and at the end of 1992 consisted of a note payable to a bank ($11,205,000). The carrying amount of short-term debt approximates the fair value because of the short-term maturity of those instruments.

NOTE I--COMMITMENTS AND CONTINGENCIES:
CONSTRUCTION PROGRAM:
 The subsidiaries have entered into commitments for their construction programs, for which expenditures are estimated to be $500 million for 1994 and $400 million for 1995. These estimates include expenditures for the program of complying with the Clean Air Act Amendments of 1990
(CAAA) as discussed below.
ENVIRONMENTAL MATTERS:
 The companies are subject to laws, regulations, and uncertainties as to environmental matters discussed under ITEM 1. ENVIRONMENTAL MATTERS. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations. Construction expenditures through the year 2000 will include substantial amounts for compliance with Phase I and Phase II of the CAAA.
The subsidiaries are estimating expenditures of approximately $1.4 billion, which includes $482 million expended through 1993, depending on the strategy eventually selected for complying with Phase II. Construction estimates for 1994 and 1995 include $161 million and $53 million, respectively, for the program of complying with the CAAA.
 In complying with the CAAA, the subsidiaries will face uncertainties, including regulatory administrative interpretations and contingencies, such as potential cost overruns, equipment performance, and cost recovery in rates.
LITIGATION:
In the normal course of business, the companies become involved in various legal proceedings. The companies do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company


              In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

              As discussed in Notes A, B and F to the financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.


                                       PRICE WATERHOUSE
                                       PRICE WATERHOUSE

New York, New York
February 3, 1994


Monongahela

STATEMENT OF INCOME
                                         YEAR ENDED DECEMBER 31
                                          1993       1992        1991
                                            (Thousands of Dollars)

Electric Operating Revenues:
 Residential                             $185 141    $169 589    $163 757
 Commercial                               110 762     102 709      97 849
 Industrial                               187 669     186 442     177 688
 Nonaffiliated utilities                   86 032     119 628     140 029
 Other, including affiliates               72 240      53 595      45 803

  Total Operating Revenues                641 844     631 963     625 126

Operating Expenses:
 Operation:
  Fuel                                    144 408     149 219     164 070
  Purchased power and exchanges, net      155 602     153 272     133 346
  Deferred power costs, net (Note A)       (2 489)      5 468       3 982
  Other                                    66 506      64 043      63 570
 Maintenance                               67 770      62 909      64 035
 Depreciation                              56 056      53 865      51 903
 Taxes other than income taxes             34 076      33 207      35 378
 Federal and state income taxes (Note B)   33 612      27 919      31 173

  Total Operating Expenses                555 541     549 902     547 457

  Operating Income                         86 303      82 061      77 669


Other Income and Deductions:
 Allowance for other than borrowed funds used
  during construction (Note A)              3 092       2 007
 Other income, net                          7 203       8 388       8 573

  Total Other Income and Deductions        10 295      10 395       8 573

  Income Before Interest Charges           96 598      92 456      86 242

Interest Charges:
 Interest on long-term debt                35 555      34 241      30 918
 Other interest                             2 033       1 772       2 576
 Allowance for borrowed funds used during
  construction (Note A)                    (2 688)     (1 901)     (1 341)

  Total Interest Charges                   34 900      34 112      32 153

Net Income                                $61 698     $58 344     $54 089
See accompany notes to financial statements.

Monongahela
                                               Year Ended December 31
                                            1993        1992        1991
                                               (Thousands of Dollars)
STATEMENT OF RETAINED EARNINGS

Balance at January 1                     $178 084    $171 307    $167 468

Add:
 Net income                                61 698      58 344      54 089
                                          239 782     229 651     221 557

Deduct:
 Dividends on capital stock:
  Preferred stock                            4 458      4 845       4 940
  Common stock                              49 838     46 532      45 310
 Charge on redemption of preferred stock                  190

   Total Deductions                         54 296     51 567      50 250


Balance at December 31 (Note C)           $185 486   $178 084    $171 307

See accompanying notes to financial statements.


Monongahela

STATEMENT OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31
                                                       1993      1992     1991
                                                        (Thousands of Dollars)

Cash Flows from Operations:
 Net income                                       $61 698     $58 344    $54 089
 Depreciation                                      56 056      53 865     51 903
 Deferred investment credit and income taxes, net   6 352       6 982      1 448
 Deferred power costs, net                         (2 489)      5 468      3 982
 Unconsolidated subsidiaries' dividends
  in excess of earnings                             1 971       2 552      2 853
 Allowance for other than borrowed funds used
  during construction                              (3 092)     (2 007)
 Changes in certain current assets and liabilities:
  Accounts receivable, net                         (8 412)     (1 386)    (9 831)
  Materials and supplies                           12 917      (7 434)     5 866
  Accounts payable                                    129      10 599      5 740
  Taxes accrued                                    (5 674)     (8 441)    (3 986)
  Interest accrued                                    290       1 178        304
 Other, net                                         3 296        (558)       479
                                                  123 042     119 162    112 847


Cash Flows from Investing:
 Construction expenditures                       (140 748)   (126 422)   (84 515)
 Allowance for other than borrowed
  funds used during construction                    3 092       2 007
                                                 (137 656)   (124 415)   (84 515)


Cash Flows from Financing:
 Sale of common stock                                          40 000
 Issuance of long-term debt                        82 331     156 311     49 625
 Retirement of long-term debt                     (68 471)    (89 414)   (46 890)
 Retirement of preferred stock                                 (5 194)
 Short-term debt, net                              63 100     (53 117)    19 092
 Notes payable to affiliates                       (8 030)      8 030
 Dividends on capital stock:
  Preferred stock                                  (4 458)     (4 845)    (4 940)
  Common stock                                    (49 838)    (46 532)   (45 310)
                                                   14 634       5 239    (28 423)

Net Change in Cash and
 Temporary Cash Investments (Note A)                   20         (14)       (91)
Cash and Temporary Cash Investments at January 1      115         129        220

Cash and Temporary Cash Investments at December 31   $135        $115       $129


Supplemental cash flow information
 Cash paid during the year for:
  Interest (net of amount capitalized)            $33 941     $32 486    $31 354
  Income taxes                                     30 982      22 946     31 218


See accompanying notes to financial statements.




Monongahela

BALANCE SHEET
                                                          DECEMBER 31
                                                          1993    1992
                                                      (Thousands of Dollars)

ASSETS
Property, Plant, and Equipment:
 At original cost, including $144,621,000 and
  $99,177,000 under construction                      $1 684 322      $1 567 252
 Accumulated depreciation                               (664 947)       (628 595)

                                                       1 019 375         938 657

Investments:
 Allegheny Generating Company - common stock
  at equity (Note D)                                      61 698          63 593
 Other                                                       595             972
                                                          62 293          64 565

Current Assets:
 Cash                                                        135             115
 Accounts receivable:
  Electric service, net of $1,084,000 and
   $1,056,000 uncollectible allowance                     48 995          42 639
  Affiliated and other                                    14 596          12 540
 Materials and supplies - at average cost:
  Operating and construction                              22 393          22 109
  Fuel                                                    19 904          33 105
 Prepaid taxes                                            19 788          15 665
 Deferred power costs (Note A)                            10 823           8 334
 Other                                                     3 772           4 562
                                                         140 406         139 069

Deferred Charges:
 Regulatory assets (Note B)                              162 842           2 349
 Unamortized loss on reacquired debt                      12 229          11 393
 Other                                                    10 308          10 377
                                                         185 379          24 119

Total                                                 $1 407 453      $1 166 410

CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock, other paid-in capital, and retained
  earnings (Note C)                                   $  483 030      $  475 628
 Preferred stock
   (not subject to mandatory redemption)                  64 000          64 000
 Long-term debt                                          460 129         444 506
                                                       1 007 159         984 134

Current Liabilities:
 Short-term debt (Note I)                                 63 100
 Notes payable to affiliates (Note I)                                      8 030
 Accounts payable                                         31 752          32 866
 Accounts payable to affiliates                            8 184           6 941
 Taxes accrued:
  Federal and state income                                                   802
  Other                                                   21 261          26 133
 Interest accrued                                         10 641          10 351
 Other                                                    18 994          14 358
                                                         153 932          99 481

Deferred Credits and Other Liabilities:
 Unamortized investment credit                            26 883          29 048
 Deferred income taxes                                   192 466          47 429
Regulatory liabilities (Note B)                           19 179
 Other                                                     7 834           6 318
                                                         246 362          82 795

Commitments and Contingencies (Note J)
Total                                                 $1 407 453      $1 166 410


See accompanying notes to financial statements.

Monongahela

STATEMENT OF CAPITALIZATION

                                                                DECEMBER 31

                                                     1993     1992         1993     1992
                                                 (Thousands of Dollars)   (Capitalization Ratios)

Common Stock:
 Common stock - par value $50 per share, authorized
  8,000,000 shares, outstanding 5,891,000 shares (issued
  800,000 shares in 1992)                        $294 550   $294 550
 Other paid-in capital (Note G)                     2 994      2 994
 Retained earnings (Note C)                       185 486    178 084
   Total                                          483 030    475 628       48.0%     48.3%

Preferred Stock (not subject to mandatory redemption):
 Cumulative preferred stock - par value $100 per share,
  authorized 1,500,000 shares, outstanding as follows
 (Note G):

             December 31, 1993
                        Regular
          Shares        Call Price        Date of
Series    Outstanding   Per Share          Issue

4.40%      90 000            $106.50
4.80% B    40 000             105.25        1947       4 000    4 000
4.50% C    60 000             103.50        1950       6 000    6 000
$6.28 D    50 000             102.86        1967       5 000    5 000
$7.36 E    50 000             103.36        1968       5 000    5 000
$8.80 G    50 000             104.20        1971       5 000    5 000
$7.92 H    50 000             103.52        1972       5 000    5 000
$7.92 I   100 000             103.52        1973      10 000   10 000
$8.60 J   150 000             103.33        1976      15 000   15 000

Total (annual dividend requirements $4,458,000)       64 000   64 000        6.3     6.5

Long-Term Debt (Note H):
First
mortgage      Date of     Date         Date
bonds:        Issue       Redeemable   Due

5-1/2%        1966        1994         1996           18 000   18 000
6-1/2%        1967        1994         1997           15 000   15 000
7-1/2%        1968                     1998           20 000   20 000
8-1/8%        1969                     1999           10 000   10 000
5-5/8%        1993        2000         2000           65 000
7-7/8%        1972                     2002                    30 000
7-3/8%        1992        2002         2002           25 000   25 000
7-1/4%        1992        2002         2007           25 000   25 000
8-7/8%        1989        1994         2019           70 000   70 000
8-5/8%        1991        2001         2021           50 000   50 000
8-1/2%        1992        1997         2022           65 000   65 000
8-3/8%        1992        2002         2022           40 000   40 000

                                    Interest Rate
 Secured notes due 1998-2023        5.95%-7.75%       65 225   54 550
 Unsecured notes due 1996-2012      6.30%-6.40%        7 560    7 560
 Installment purchase
  obligations due 1998                 6.875%         19 100   19 100
 Unamortized debt discount and premium, net           (3 785)  (2 852)

Total (annual interest requirements $34,954,443)     461 100  446 358
 Less amount on deposit with trustee                     971    1 852

   Total                                             460 129  444 506     45.7    45.2
Total Capitalization                              $1 007 159 $984 134    100.0%  100.0%
See accompanying notes to financial statements.

Monongahela
NOTES TO FINANCIAL STATEMENTS

(These notes are an integral part of the financial statements.)

Note A - Summary of Significant
Accounting Policies:
 The Company is a wholly-owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system
(the System).

 The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy
Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

REVENUES:
 Customers are billed on a cycle basis, and revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are generally recorded when billed. In accordance with ratemaking procedures in West Virginia, revenues include service rendered but unbilled at year end.

DEFERRED POWER COSTS, NET:
 The costs of fuel, purchased power, and certain other costs, and revenues from sales and transmission services to other utilities, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

PROPERTY, PLANT, AND EQUIPMENT:
 Property, plant, and equipment, including facilities owned with affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases which are recorded at present value.
Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and pensions, taxes, and other fringe benefits related to employees engaged in construction.

 The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.
                           F-25

ALLOWANCE FOR FUNDS USED DURING
CONSTRUCTION:
 AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1993, 1992, and 1991 were 8.69%, 8.23%, and 6.17%, respectively. In accordance with FERC guidelines, the 1991 rate was based solely on borrowed funds because the Company's average outstanding short-term debt was greater than the average construction work in progress balance.

DEPRECIATION AND MAINTENANCE:
 Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately
3.8% of average depreciable property in each of the years
1993, 1992, and 1991. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INCOME TAXES:
 The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

 Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period.
Differences between income tax that would be paid if taxes were computed on the basis of financial accounting income instead of taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes.

 Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances in which are being amortized over estimated service lives of the related properties.

POSTRETIREMENT BENEFITS:
 The Company participates with affiliated companies in the System in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security
Act and not more than can be deducted for federal income tax purposes.

 The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary
Association (VEBA) trust funds an amount equal to the annual cost as determined by Statement of Financial
Accounting Standards (SFAS) No. 106 (described below).
Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

 The Financial Accounting Standards Board (FASB) has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No.
106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions", respectively. Pursuant to SFAS
No. 71, "Accounting for the Effects of Certain Types of
Regulation", regulatory deferrals of these benefit expenses are recorded for those jurisdictions which reflect as net expense the funding of pensions and cash payment of other benefits in the ratemaking process.



TEMPORARY CASH INVESTMENTS:
 For purposes of the Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


ACCOUNTING CHANGES:
 Effective January 1, 1993, the Company adopted
SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions". This statement requires the costs of providing postretirement benefits, such as medical and life insurance, to be accrued over the applicable employees' service periods. Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective
January 1, 1993, the Company adopted SFAS No. 109,
"Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes as further described in Note B.

Note B - Income Taxes:

 Details of federal and state income tax provisions are:

                                               1993       1992       1991
                                               (Thousands of Dollars)
Income taxes-current:
 Federal                                       $25 618    $20 365    $25 027
 State                                           1 692        830      4 893
  Total                                         27 310     21 195     29 920

Income taxes-deferred,
 net of amortization:
  Accelerated depreciation                       5 639      4 623      4 674
  Deferred power costs                           1 000     (1 931)    (1 408)
  Tax interest capitalized                      (1 650)      (555)       (48)
  Unbilled revenue                                (409)     3 103      2 450
  West Virginia pollution
    control expenditures                         2 814      2 497        667
  Other                                          1 123      1 627     (2 049)
   Total                                          8 517      9 364      4 286

Investment credit disallowed                                 (207)      (979)
Amortization of deferred
  investment credit                             (2 165)    (2 175)    (1 859)

   Total income taxes                           33 662     28 177     31 368
Income taxes-charged to
 other income                                      (50)      (258)      (195)

Income taxes-charged to
 operating income                              $33 612    $27 919    $31 173

 The total provision for income taxes is different than the amount produced by applying the federal income statutory tax rate to financial accounting income before income taxes, as set forth below:

                                               1993       1992       1991
                                                 (Thousands of Dollars)
Financial accounting income
 before income taxes                           $95 310    $86 263    $85 262

Amount so produced                             $33 400    $29 300    $29 000
Increased (decreased) for:
 Tax deductions for which
 deferred tax was not
 provided:
  Lower tax depreciation                         5 700      4 900      5 200
  Plant removal costs                           (3 000)    (2 600)    (1 700)
 State income tax, net of federal
  income tax benefit                             3 800      3 800      3 100
 Amortization of deferred
  investment credit                             (2 165)    (2 175)    (1 859)
 Equity in earnings of subsidiaries             (2 500)    (2 800)    (3 000)
 Other, net                                     (1 623)    (2 506)       432

   Total                                       $33 612    $27 919    $31 173

 Federal income tax returns through 1989 have been examined and substantially settled.

 In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December 31, 1993, the deferred tax assets and liabilities were comprised of the following:

                                                   (Thousands of Dollars)

Deferred tax assets:
 Unamortized investment tax credit                        $18 043
 Unbilled revenue                                           4 181
 Tax interest capitalized                                   2 430
 Contributions in aid of construction                       2 058
 Vacation pay                                               1 958
 Advances for construction                                  1 601
 Other                                                      4 455
                                                           34 726

Deferred tax liabilities:
 Book vs. tax plant basis differences, net                205 829
 Other                                                     23 411
                                                          229 240

Total net deferred tax liabilities                        194 514
Less portion above included in current liabilities          2 048

Total long-term net deferred tax liabilities             $192 466


 It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets for an amount equal to the $158 million increase in deferred tax liabilities. Regulatory liabilities were recorded in an amount equal to the $19 million increase in deferred tax assets to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years. Based on the provisions in the standard for recording these regulatory assets and liabilities on the balance sheet, there was no effect on net income resulting from adoption of the standard.

Note C - Dividend Restriction:

 Supplemental indentures relating to most outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $103,482,000 of retained earnings at December 31, 1993, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.


Note D - Allegheny Generating Company:

 The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power
Company, an unaffiliated utility.

 AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. Through February
29, 1992, AGC's return on equity (ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the West
Virginia PSC, Maryland People's Counsel, and
Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE, with any resultant rate decreases subject to refund from March 1, 1992 through May 31, 1993. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law
Judge (ALJ) on December 21, 1993, for an ROE of
10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation have been filed by all parties for consideration by the full
Commission. On January 28, 1994, the JCA filed a joint complaint claiming that both the existing ROE of 11.53% and the ALJ's recommended ROE of 10.83% are unjust and unreasonable. This new complaint requests an ROE of 8.53%, with rates subject to refund beginning
April 1, 1994.

 Following is a summary of financial information for AGC:


                                                       December 31
                                                    1993        1992
                                                  (Thousands of Dollars)
Balance sheet information:
 Property, plant, and equipment                     $696 529    $710 809
 Current assets                                       11 063       4 722
 Deferred charges                                     28 337      12 289

  Total assets                                      $735 929    $727 820

 Total capitalization                               $505 708    $522 669
 Current liabilities                                  21 891       6 631
 Deferred credits                                    208 330     198 520

  Total capitalization and liabilities              $735 929    $727 820

                                                  Year Ended December 31
                                               1993        1992       1991
                                                  (Thousands of Dollars)

Income statement information:
 Electric operating revenues                    $90 606    $96 147    $100 505

 Operation and maintenance expense                6 609      6 094       6 774
 Depreciation                                    16 899     16 827      16 778
 Taxes other than income taxes                    5 347      5 236       4 563
 Federal income taxes                            13 262     14 702      15 455
 Interest charges                                21 635     22 585      24 030
 Other income, net                                 (328)       (21)        (24)

 Net income                                     $27 182    $30 724     $32 929

 The Company's share of the equity in earnings above was $7.3 million, $8.3 million, and $8.9 million for 1993, 1992, and 1991, respectively, and was included in other income, net, on the Statement of Income.

Note E - Pension Benefits:
 The Company's share of net pension costs under the System's pension plan, a portion of which (about 30%) was charged to plant construction, included the following components:

                                                 1993      1992      1991
                                                  (Thousands of Dollars)

Service cost - benefits earned                   $ 3 198    $ 3 054    $ 2 762
Interest cost on projected
 benefit obligation                                8 577      8 470      8 134
Actual return on plan assets                     (22 606)   (14 863)   (21 919)
Net amortization and deferral                     12 048      4 453     11 893

SFAS No. 87 pension cost                           1 217      1 114        870
Regulatory deferral                               (1 179)    (1 114)      (870)

 Net pension cost                                 $   38     $    -     $    -

 The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                                  1993      1992
                                                 (Thousands of Dollars)
Actuarial present value of
 accumulated benefit obligation
 earned to date (including
 vested benefit of $91,750,000
 and $83,382,000)                                $ 98 898    $ 89 642

Funded status:
 Actuarial present value of
  projected benefit obligation                   $128 201    $115 938
 Plan assets at market value,
  primarily common stocks and
  fixed income securities                         141 195     126 399

 Plan assets in excess of
  projected benefit obligation                    (12 994)    (10 461)
 Add:
  Unrecognized cumulative net
   gain from past experience
   different from that assumed                     15 187      10 992
  Unamortized transition asset,
   being amortized over
   14 years beginning
   January 1, 1987                                  4 711       5 489
 Less unrecognized prior service
  cost due to plan amendments                       2 891       3 191

 Pension cost liability                          $  4 013    $  2 829



 The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.

 In determining the actuarial present value of the projected benefit obligation at December 31, 1993, 1992, and 1991, the discount rates used were 7.25%, 7.75%, and 8%, and the rates of increase in future compensation levels were 4.75%, 5.25%, and 5.5%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1993, 1992, and 1991.

Note F - Postretirement Benefits Other
Than Pensions:
 The Company adopted SFAS No. 106 as of January 1,
1993, which requires accrual of postretirement benefits other than pensions (principally health care and life insurance) for the employee and covered dependents during the years the employee renders the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the Company for retired employees and their dependents were recorded in expense in the period in which they were paid and were $2,390,000 and $2,029,000 in 1992 and
1991, respectively.

 SFAS No. 106 postretirement cost in 1993, a portion of which (about 30%) was charged to plant construction, included the following components:

                                                    (Thousands of Dollars)

Service cost - benefits earned                               $   478
Interest cost on accumulated postretirement
 benefit obligation                                            2 819
Actual return on plan assets                                      (5)
Amortization of unrecognized transition
 obligation                                                    1 772
Other net amortization and deferral                                5

SFAS No. 106 postretirement cost                               5 069
Regulatory deferral                                           (1 981)

Net postretirement cost                                       $3 088


 The benefits earned to date and funded status of the Company's share of the System plan at December 31, 1993, using a measurement date of September 30 were as follows:

                                                   (Thousands of Dollars)

Accumulated postretirement benefit obligation:
 Retirees                                                    $32 469
 Fully eligible employees                                      4 348
 Other employees                                              14 664

  Total obligation                                            51 481
Plan assets at market value in short-term
 investment fund                                               1 230

Accumulated postretirement benefit obligation
 in excess of plan assets                                     50 251
Less:
 Unrecognized cumulative net loss from past
  experience different from that assumed                      14 161
 Unrecognized transition obligation, being
  amortized over 20 years beginning
  January 1, 1993                                             34 059

Postretirement benefit liability
 at September 30, 1993                                         2 031
Fourth quarter 1993 contributions and
 benefit payments                                                997

Postretirement benefit liability at
 December 31, 1993                                           $ 1 034


 The unfunded accumulated postretirement benefit obligation (APBO) at January 1, 1993, of $35,800,000
(transition obligation), is being amortized prospectively over 20 years as permitted by the standard.

 In determining the APBO at January 1 and December
31, 1993, the discount rates used were 8% and 7.25%, and the rates of increase in future compensation levels were 5.5% and 4.75%, respectively. For measurement purposes, a health care trend rate of 14% for 1993, declining 1% each year thereafter to 7% in the year 2000 and beyond, and plan provisions which limit future medical and life insurance benefits were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1993, by $3.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $.2 million.

 Recovery of SFAS No. 106 costs has been authorized for FERC wholesale customers effective in December
1993. Recovery has been requested in a rate case filed in West Virginia for which a final commission decision is expected in 1994. Regulatory action has been taken by the Ohio regulatory commission which provides support that substantial recovery is probable. The Company has recorded regulatory assets at December 31, 1993, of $2.0 million for West Virginia and Ohio where full recovery of SFAS No. 106 level of expenses has not yet been granted recovery in rates, with the result that adoption of SFAS
No. 106 has had no effect on net income.


Note G - Stockholders' Equity:
COMMON STOCK AND OTHER PAID-IN CAPITAL:
 In September 1992, the Company issued and sold to its parent, 800,000 shares of its common stock at $50 per share. Other paid-in capital decreased $4,000 in 1992 as a result of a preferred stock redemption.

PREFERRED STOCK:
 All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.


Note H - Long-Term Debt:

 Maturities for long-term debt for the next five years are: 1994 and 1995, none; 1996, $18,500,000; 1997,
$15,500,000; and 1998, $20,100,000. Substantially all of
the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

 In 1993, the Company sold $65 million of 5-5/8%
7-year first mortgage bonds to refund a $10 million
8-1/8% issue due in 1999, a $30 million 7-7/8% issue due in 2002, and a $20 million 7-1/2% issue due in 1998. The
Company also issued $7.05 million of 5.95% 20-year
Pollution Control Revenue Notes to Monongalia County,
West Virginia to refund a $7.05 million 9.5% issue due in 2013.

 The estimated fair value of long-term debt at December
31, 1993 and 1992, was $485,713,000 and $461,663,000,
respectively, based on actual market prices or market prices of similar issues.

Note I - Short-Term Debt:
 To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The
Company has SEC authorization for total short-term borrowings of $100 million including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, in 1992 the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, the Company and its affiliates jointly established an aggregate $300 million multi-year credit program which provides that the Company may borrow up to $81 million on a standby revolving credit basis. Short-term debt outstanding at the end of 1993 consisted of $63.1 million of notes payable to banks and at the end of 1992 consisted of money pool borrowings from affiliates of $8.03 million. The carrying amount of short-term debt approximates the fair value because of the short-term maturity of those instruments.

Note J - Commitments and Contingencies:
CONSTRUCTION PROGRAM:
 The Company has entered into commitments for its construction program, for which expenditures are estimated to be $103 million for 1994 and $83 million for 1995. These estimates include expenditures for the program of complying with the Clean Air Act
Amendments of 1990 (CAAA) as discussed below.


ENVIRONMENTAL MATTERS:
 System companies are subject to laws, regulations, and uncertainties with respect to air and water quality, land use, and other environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations.

 Construction expenditures through the year 2000 will include substantial amounts for compliance with Phase I and Phase II of the CAAA. The Company is estimating expenditures of approximately $400 million, which includes $122 million expended through 1993, depending on the strategy eventually selected for complying with Phase II. Construction estimates for 1994 and 1995 include $39 million and $10 million, respectively, for the program of complying with the CAAA.

 In complying with the CAAA, the Company will face uncertainties, including regulatory administrative interpretations and contingencies, such as potential cost overruns, equipment performance, and cost recovery in rates.

LITIGATION AND OTHER:
 In the normal course of business, the Company becomes involved in various legal proceedings. The
Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

 The Company is guarantor as to 27% of a $75 million revolving credit agreement of AGC, which in 1993 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
The Potomac Edison Company


              In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

              As discussed in Notes A, B and F to the financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.


                                       PRICE WATERHOUSE
                                       PRICE WATERHOUSE

New York, New York
February 3, 1994


Potomac


STATEMENT OF INCOME
                                              YEAR ENDED DECEMBER 31
                                            1993        1992       1991
                                              (Thousands of Dollars)

Electric Operating Revenues:

 Residential                                $274 358    $243 413    $227 851
 Commercial                                  124 667     111 506     104 642
 Industrial                                  175 902     157 304     147 654
 Nonaffiliated utilities                     108 132     141 120     161 720
 Other, including affiliates                  29 526      34 544      32 210
  Total Operating Revenues                   712 585     687 887     674 077

Operating Expenses:

 Operation:
  Fuel                                       143 587     150 218    159 909
  Purchased power and exchanges, net         205 073     201 220    204 469
  Deferred power costs, net (Note A)          (9 953)     (3 850)    (6 113)
  Other                                       74 438      67 351     65 224
 Maintenance                                  64 376      53 141     49 766
 Depreciation                                 56 449      53 446     50 578
 Taxes other than income taxes                46 813      45 791     43 937
 Federal and state income taxes (Note B)      30 086      28 422     24 194
  Total Operating Expenses                   610 869     595 739    591 964
  Operating Income                           101 716      92 148     82 113

Other Income and Deductions:

 Allowance for other than borrowed funds used
  during construction (Note A)                4 329        3 204      1 881
 Other income, net                            8 419        9 352      9 593
  Total Other Income and Deductions          12 748       12 556     11 474
  Income Before Interest Charges            114 464      104 704     93 587

Interest Charges:

 Interest on long-term debt                  42 695       38 081     35 053
 Other interest                               1 107        1 311      1 778
 Allowance for borrowed funds used during
  construction (Note A)                      (2 805)      (2 164)    (1 485)
  Total Interest Charges                     40 997       37 228     35 346

Net Income                                 $ 73 467     $ 67 476   $ 58 241
See accompanying notes to financial statements.

Potomac
                                               Year Ended December 31
                                           1993          1992      1991
                                               (Thousands of Dollars)

STATEMENT OF RETAINED EARNINGS

Balance at January 1                       $167 412     $160 515   $158 345

Add:

 Net income                                  73 467       67 476     58 241
                                            240 879      227 991    216 586

Deduct:

 Dividends on capital stock:
  Preferred stock                             4 434       6 059       6 473
  Common stock                               60 386      53 731      49 588
 Charges on redemption of preferred stock         6         789          10

   Total Deductions                          64 826      60 579      56 071

Balance at December 31 (Note C)            $176 053    $167 412    $160 515
See accompanying notes to financial statements.

Potomac

STATEMENT OF CASH FLOWS
                                                      YEAR ENDED DECEMBER 31
                                                    1993       1992       1991
                                                      (Thousands of Dollars)

Cash Flows from Operations:

 Net income                                         $73 467    $67 476    $58 241
 Depreciation                                        56 449     53 446     50 578
 Deferred investment credit and income taxes, net    (3 119)     5 192      2 962
 Deferred power costs, net                           (9 953)    (3 850)    (6 113)
 Unconsolidated subsidiaries' dividends
   in excess of earnings                              2 042      2 642      2 953
 Allowance for other than borrowed funds used
  during construction                                (4 329)    (3 204)    (1 881)
 Changes in certain current assets and liabilities:
  Accounts receivable, net                           (7 640)    (2 431)    (5 934)
  Materials and supplies                             13 971     (7 464)     2 170
  Accounts payable                                    2 762     17 902      2 946
  Taxes accrued                                         240       (224)       166
  Interest accrued                                    1 664         69      2 085
 Other, net                                           14 006    (1 850)     4 579
                                                     139 560   127 704    112 752

Cash Flows from Investing:

 Construction expenditures                         (179 433)  (153 485)  (116 589)
 Allowance for other than borrowed
  funds used during construction                      4 329      3 204      1 881
                                                   (175 104)  (150 281)  (114 708)

Cash Flows from Financing:

 Sale of common stock                                50 000     80 000     25 000
 Retirement of preferred stock                       (1 611)   (22 056)       (75)
 Issuance of long-term debt                         142 171     58 101     99 029
 Retirement of long-term debt                      (123 888)   (46 782)
 Deposit with trustee for redemption of long-term debt          47 431    (47 431)
 Short-term debt, net                                                     (15 030)
 Notes receivable from affiliates                    33 400    (38 000)
 Dividends on capital stock:
  Preferred stock                                    (4 434)    (6 059)    (6 473)
  Common stock                                      (60 386)   (53 731)   (49 588)
                                                     35 252     18 904      5 432

Net Change in Cash and
 Temporary Cash Investments (Note A)                   (292)    (3 673)     3 476
Cash and Temporary Cash Investments at January 1      1 781      5 454      1 978
Cash and Temporary Cash Investments at December 31   $1 489     $1 781     $5 454

Supplemental cash flow information
 Cash paid during the year for:
  Interest (net of amount capitalized)              $37 427    $36 371    $32 994
  Income taxes                                       30 378     25 180     23 500

See accompanying notes to financial statements.

Potomac


BALANCE SHEET
                                                       DECEMBER 31
                                                    1993         1992
                                                   (Thousands of Dollars)
ASSETS

Property, Plant, and Equipment:
 At original cost, including $208,308,000 and
  $141,611,000 under construction                   $1 857 961    $1 698 711
 Accumulated depreciation                             (632 269)     (591 378)
                                                     1 225 692     1 107 333
Investments:

 Allegheny Generating Company-common stock
  at equity (Note D)                                    63 983        65 948
 Other                                                     819         1 140
                                                        64 802        67 088
Current Assets:

 Cash                                                    1 489         1 781
 Accounts receivable:
  Electric service, net of $1,207,000 and
    $1,178,000 uncollectible allowance                  44 575        38 104
  Affiliated and other                                   6 383         5 214
 Notes receivable from affiliates (Note I)               4 600        38 000
 Materials and supplies-at average cost:
  Operating and construction                            26 153        25 834
  Fuel                                                  18 596        32 886
 Prepaid taxes                                          12 523        11 913
 Other                                                   4 000         3 770
                                                       118 319       157 502
Deferred Charges:
 Regulatory assets (Note B)                             76 962         1 621
 Unamortized loss on reacquired debt                     9 188         5 897
 Other                                                  24 800        15 944
                                                       110 950        23 462
Total                                               $1 519 763    $1 355 385

CAPITALIZATION AND LIABILITIES

Capitalization:
 Common stock, other paid-in capital, and retained
  earnings (Note C)                                   $626 467      $567 826
 Preferred stock                                        62 778        64 383
 Long-term debt                                        517 910       511 801
                                                     1 207 155     1 144 010
Current Liabilities:
 Long-term debt and preferred stock
  due within one year (Notes G and H)                   17 200         1 200
 Accounts payable                                       41 986        44 414
 Accounts payable to affiliates                         15 606        10 416
 Taxes accrued:
  Federal and state income                               2 970         3 149
  Other                                                 13 552        13 133
 Interest accrued                                        8 632         6 968
 Other                                                  22 445        17 323
                                                       122 391        96 603
Deferred Credits and Other Liabilities:
 Unamortized investment credit                          30 308        32 657
 Deferred income taxes                                 133 027        75 953
 Regulatory liabilities (Note B)                        18 490
 Other                                                   8 392         6 162
                                                       190 217       114 772

Commitments and Contingencies (Note J)
Total                                               $1 519 763    $1 355 385

See accompanying notes to financial statements.

Potomac

STATEMENT OF CAPITALIZATION
                                                                          DECEMBER 31

                                                            1993         1992         1993           1992
                                                           (Thousands of Dollars)    (Capitalization Ratios)
Common Stock:
 Common stock-no par value, authorized 23,000,000
  shares, outstanding 22,385,000 shares (issued
  2,500,000 shares in 1993, 4,000,000 shares in 1992,
  and 1,250,000 shares in 1991)                             $447 700    $397 700
 Other paid-in capital (Note G)                                2 714       2 714
 Retained earnings (Note C)                                  176 053     167 412
   Total                                                     626 467     567 826      51.9%         49.6%

Preferred Stock:
 Cumulative preferred stock - par value $100 per share,
  authorized 5,400,046 shares, outstanding as follows
 (Note G):

  Not subject to mandatory redemption:

December 31, 1993
                         Regular
          Shares         Call Price   Date of
Series    Outstanding    Per Share    Issue

3.60%     63 784         $103.75      1946                    6 378        6 378
$5.88 C   100 000        102.85       1967                   10 000       10 000
$7.00 D   50 000         103.20       1968                    5 000        5 000
$8.32 F   50 000         103.54       1971                    5 000        5 000
$8.00 G   100 000        103.25       1972                   10 000       10 000
   Total (annual dividend requirements $2,383,622)           36 378       36 378      3.0            3.2

  Subject to mandatory redemption:
4.70% B                               1948                                   405
$7.16 J    276 000      $105.37       1986                   27 600       28 800

   Total (annual dividend requirements $1,976,160)           27 600       29 205

  Less current sinking fund requirement                       1 200        1 200

                                                             26 400       28 005      2.2            2.5

Long-Term Debt (Note H):
First
Mortgage   Date of   Date       Date
Bonds:     Issue    Redeemable  Due

4-5/8%    1964      1994       1994                          16 000       16 000
5-7/8%    1966      1994       1996                          18 000       18 000
7%        1968                 1998                                       25 000
7-5/8%    1969                 1999                                       15 000
5-7/8%    1993      2000       2000                          75 000
8-3/8%    1971                 2001                                       20 000
7-1/2%    1972                 2002                                       12 000
8-5/8%    1973                 2003                                       15 000
8%        1991      2001       2006                          50 000       50 000
8-5/8%    1977                 2007                                       25 000
9-1/4%    1989      1994       2019                          65 000       65 000
9-5/8%    1990      1995       2020                          80 000       80 000
8-7/8%    1991      2001       2021                          50 000       50 000
8%        1992      2002       2022                          55 000       55 000
7-3/4%    1993      2003       2023                          45 000

                                Interest Rate
 Secured notes due 1998-2023    5.95%-7.30
 Unsecured note due 1996-2002    6.30%                        5 500        5 500
 Unamortized debt discount and premium, net                  (4 456)      (3 424)
   Total (annual interest requirements $41,847,138)         535 184      514 226
 Less current maturities                                     16 000
 Less amount on deposit with trustee                          1 274        2 425
                                                            517 910      511 801      42.9           44.7

Total Capitalization                                     $1 207 155   $1 144 010     100.0%         100.0%

See accompanying notes to financial statements.


Potomac

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

Note A - Summary of Significant
Accounting Policies:

 The Company is a wholly-owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the
System).

 The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy
Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

REVENUES:
 Customers are billed on a cycle basis, and revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recorded when billed. Revenues of $63.4 million from one industrial customer, Eastalco Aluminum Company, were 8.9% of total electric operating revenues in 1993. Certain increases in rates being collected by the Company in Virginia are subject to final commission approval, and possible refunds, for which estimated liabilities have been recorded.

DEFERRED POWER COSTS, NET:
 The costs of fuel, purchased power, and certain other costs, and revenues from sales and transmission services to other utilities, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

PROPERTY, PLANT, AND EQUIPMENT:
 Property, plant, and equipment, including facilities owned with affiliates in the System, are stated at original cost, less contributions in aid of construction. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and pensions, taxes, and other fringe benefits related to employees engaged in construction.

 The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING
CONSTRUCTION:
 AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1993, 1992, and 1991 were 9.97%, 9.92%, and 9.93%, respectively. AFUDC is not recorded for construction applicable to the state of Virginia, where construction work in progress is included in rate base.


DEPRECIATION AND MAINTENANCE:
 Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately
3.6% of average depreciable property in each of the years
1993, 1992, and 1991. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INCOME TAXES:
 The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

 Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period.
Differences between income tax that would be paid if taxes were computed on the basis of financial accounting income instead of taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes.

 Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances in which are being amortized over estimated service lives of the related properties.

POSTRETIREMENT BENEFITS:
 The Company participates with affiliated companies in the System in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security
Act and not more than can be deducted for federal income tax purposes.

 The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary
Association (VEBA) trust funds an amount equal to the annual cost as determined by Statement of Financial
Accounting Standards (SFAS) No. 106 (described below).
Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

 The Financial Accounting Standards Board (FASB) has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No.
106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions", respectively. Pursuant to SFAS
No. 71, "Accounting for the Effects of Certain Types of
Regulation", regulatory deferrals of these benefit expenses are recorded for those jurisdictions which reflect as net expense the funding of pensions and cash payment of other benefits in the ratemaking process.

TEMPORARY CASH INVESTMENTS:
 For purposes of the Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

ACCOUNTING CHANGES:
 Effective January 1, 1993, the Company adopted
SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions". This statement requires the costs of providing postretirement benefits, such as medical and life insurance, to be accrued over the applicable employees' service periods. Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective
January 1, 1993, the Company adopted SFAS No. 109,
"Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes as further described in Note B.

Note B - Income Taxes:

 Details of federal and state income tax provisions are:

                                               1993       1992      1991
                                                 (Thousands of Dollars)
Income taxes-current:
 Federal                                       $29 758    $26 366    $20 799
 State                                           3 991     (2 635)       749
  Total                                         33 749     23 731     21 548
Income taxes-deferred,
 net of amortization:
  Accelerated depreciation                       4 521      4 680      3 766
  Contributions in aid
  of construction                               (1 136)    (1 000)    (1 031)
  Deferred power costs                           3 706      1 269      2 129
  Tax interest capitalized                      (2 735)    (1 647)      (670)
  Unbilled revenue                              (1 710)    (1 219)     2 784
  West Virginia pollution
  control expenditures                            (463)     5 380        897
  Other                                         (2 953)       171     (1 829)
  Total                                           (770)     7 634      6 046
Investment credit
 disallowed                                                  (196)      (929)
Amortization of deferred
 investment credit                              (2 349)    (2 246)    (2 155)
  Total income taxes                            30 630     28 923     24 510
Income taxes-charged to
 other income                                     (544)      (501)      (316)
Income taxes-charged to
 operating income                              $30 086    $28 422    $24 194

 The total provision for income taxes is less than the amount produced by applying the federal income statutory tax rate to financial accounting income before income taxes, as set forth below:

                                               1993        1992       1991
                                                 (Thousands of Dollars)
Financial accounting income
 before income taxes                           $103 553    $95 898    $82 435
Amount so produced                             $ 36 200    $32 600    $28 000
Increased (decreased) for:
 Tax deductions for which
 deferred tax was
 not provided:
  Lower tax depreciation                          2 300      2 300      2 200
  Plant removal costs                            (2 100)    (1 500)    (1 100)
 State income tax, net
  of federal income tax
  benefit                                         1 600      1 200        (70)
 Amortization of deferred
  investment credit                              (2 349)    (2 246)    (2 155)
 Equity in earnings of
  subsidiaries                                   (2 600)    (2 900)    (3 100)
 Other, net                                      (2 965)    (1 032)       419
   Total                                       $ 30 086    $28 422    $24 194

 Federal income tax returns through 1989 have been examined and substantially settled.

 In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December 31, 1993, the deferred tax assets and liabilities were comprised of the following:

                                             (Thousands of Dollars)
Deferred tax assets:
 Unamortized investment tax credit                 $17 922
 Unbilled revenue                                   12 556
 Contributions in aid of construction               10 530
 Tax interest capitalized                            9 056
 State tax loss carryback/carryforward               5 770
 Advances for construction                           1 303
 Other                                               3 279

                                                    60 416
Deferred tax liabilities:
 Book vs. tax plant basis differences, net         183 892
 Other                                              10 122

                                                   194 014

Total net deferred tax liabilities                 133 598
Less portion above included in current liabilities     571

Total long-term net deferred tax liabilities      $133 027

 It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets for an amount equal to the $74 million increase in deferred tax liabilities. Regulatory liabilities were recorded in an amount equal to the $19 million increase in deferred tax assets to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years. Based on the provisions in the standard for recording these regulatory assets and liabilities on the balance sheet, there was no effect on net income resulting from adoption of the standard.

Note C - Dividend Restriction:
 Supplemental indentures relating to most outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $103,730,000 of retained earnings at December 31, 1993, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

Note D - Allegheny Generating Company:
 The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided
40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility.

 AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. Through February

29, 1992, AGC's return on equity (ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the West
Virginia PSC, Maryland People's Counsel, and
Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE, with any resultant rate decreases subject to refund from March 1, 1992 through May 31, 1993. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law
Judge (ALJ) on December 21, 1993, for an ROE of
10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation have been filed by all parties for consideration by the full
Commission. On January 28, 1994, the JCA filed a joint complaint claiming that both the existing ROE of 11.53% and the ALJ's recommended ROE of 10.83% are unjust and unreasonable. This new complaint requests an ROE of 8.53%, with rates subject to refund beginning
April 1, 1994.

 Following is a summary of financial information for AGC:


                                                    December 31
                                                 1993        1992
                                               (Thousands of Dollars)
Balance sheet information:
 Property, plant, and equipment                  $696 529    $710 809
 Current assets                                    11 063       4 722
 Deferred charges                                  28 337      12 289
  Total assets                                   $735 929    $727 820
 Total capitalization                            $505 708    $522 669
 Current liabilities                               21 891       6 631
 Deferred credits                                 208 330     198 520
  Total capitalization and liabilities           $735 929    $727 820

                                                     Year Ended December 31
                                                 1993        1992        1991
                                                     (Thousands of Dollars)
Income statement information:
 Electric operating revenues                     $90 606    $96 147    $100 505
 Operation and maintenance
  expense                                          6 609      6 094       6 774
 Depreciation                                     16 899     16 827      16 778
 Taxes other than
  income taxes                                     5 347      5 236       4 563
 Federal income taxes                             13 262     14 702      15 455
 Interest charges                                 21 635     22 585      24 030
 Other income, net                                  (328)       (21)        (24)
 Net income                                      $27 182    $30 724     $32 929

 The Company's share of the equity in earnings above was $7.6 million, $8.6 million, and $9.2 million for 1993, 1992, and 1991, respectively, and was included in other income, net, on the Statement of Income.

Note E - Pension Benefits:
 The Company's share of net pension costs under the System's pension plan, a portion of which (about 35%) was charged to plant construction, included the following components:

                                                 1993       1992       1991
                                                   (Thousands of Dollars)
Service cost - benefits earned                   $3 225    $2 923    $2 720
Interest cost on projected
 benefit obligation                               9 612     9 142     8 770
Actual return on
 plan assets                                    (22 481)  (15 951)  (23 301)
Net amortization and
 deferral                                        10 669     4 743    12 514
SFAS No. 87 pension cost                          1 025       857       703
Regulatory reversal (deferral)                      537      (565)    (703)
 Net pension cost                                $1 562      $292    $  -

 The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                                 1993         1992
                                                 (Thousands of Dollars)
Actuarial present value of
 accumulated benefit obligation
 earned to date (including
 vested benefit of $102,917,000
 and $91,892,000)                                $110 278    $ 98 542

Funded status:
 Actuarial present value of
  projected benefit obligation                   $139 320    $125 197
 Plan assets at market value,
  primarily common stocks and
  fixed income securities                         153 440     136 495
 Plan assets in excess of
  projected benefit obligation                    (14 120)    (11 298)
 Add:
  Unrecognized cumulative net gain
   from past experience different
   from that assumed                               14 927      10 623
  Unamortized transition asset, being
   amortized over 14 years
   beginning January 1, 1987                        4 951       5 668
 Less unrecognized prior service
  cost due to plan amendments                       3 218       3 512
 Pension cost liability                            $2 540      $1 481

 The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.

 In determining the actuarial present value of the projected benefit obligation at December 31, 1993, 1992, and 1991, the discount rates used were 7.25%, 7.75%, and 8%, and the rates of increase in future compensation levels were 4.75%, 5.25%, and 5.5%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1993, 1992, and 1991.

Note F - Postretirement Benefits Other
Than Pensions:
 The Company adopted SFAS No. 106 as of January 1,
1993, which requires accrual of postretirement benefits other than pensions (principally health care and life insurance) for the employee and covered dependents during the years the employee renders the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the Company for retired employees and their dependents were recorded in expense in the period in which they were paid and were $1,790,000 and $1,564,000 in 1992 and
1991, respectively.

 SFAS No. 106 postretirement cost in 1993, a portion of which (about 35%) was charged to plant construction, included the following components:


                                             (Thousands of Dollars)
Service cost - benefits earned                       $  383
Interest cost on accumulated postretirement
 benefit obligation                                   3 042
Actual return on plan assets                             (7)
Amortization of unrecognized transition
 obligation                                           1 986
Other net amortization and deferral                       7
SFAS No. 106 postretirement cost                      5 411
Regulatory deferral                                    (846)
Net postretirement cost                              $4 565


 The benefits earned to date and funded status of the Company's share of the System plan at December 31, 1993, using a measurement date of September 30 were as follows:

                                                    (Thousands of Dollars)
Accumulated postretirement benefit obligation:
 Retirees                                             $35 189
 Fully eligible employees                               7 741
 Other employees                                       14 635
  Total obligation                                     57 565
Plan assets at market value in short-term
 investment fund                                        1 375
Accumulated postretirement benefit obligation
 in excess of plan assets                              56 190
Less:
 Unrecognized cumulative net loss from past
  experience different from that assumed               15 695
 Unrecognized transition obligation, being
  amortized over 20 years beginning
  January 1, 1993                                      37 995
Postretirement benefit liability at
 September 30, 1993                                     2 500
Fourth quarter 1993 contributions and
 benefit payments                                       1 132
Postretirement benefit liability at
 December 31, 1993                                     $1 368

 The unfunded accumulated postretirement benefit obligation (APBO) at January 1, 1993, of $40,000,000
(transition obligation) is being amortized prospectively over 20 years as permitted by the standard.

 In determining the APBO at January 1 and December
31, 1993, the discount rates used were 8% and 7.25%, the rates of increase in future compensation levels were 5.5% and 4.75%, respectively. For measurement purposes, a health care trend rate of 14% for 1993, declining 1% each year thereafter to 7% in the year 2000 and beyond, and plan provisions which limit future medical and life insurance benefits were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1993, by $4.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $.3 million.

 Recovery of SFAS No. 106 costs has been authorized for retail customers in Maryland effective in February
1993 and for the FERC wholesale customers effective in September 1993. Regulatory action has been taken by the Virginia regulatory commission which provides support that substantial recovery is probable. Recovery has been requested in rate cases filed in Virginia and West Virginia for which final commission decisions are expected in 1994. The Company has recorded regulatory assets at December 31, 1993, of $.8 million relating to those regulatory jurisdictions where full recovery of SFAS No.
106 level of expenses has not yet been granted recovery in rates, with the result that adoption of SFAS No. 106 has had no effect on net income.

Note G - Stockholders' Equity:
COMMON STOCK AND OTHER PAID-IN CAPITAL
 The Company issued and sold common stock to its parent, at $20 per share, 2,500,000 shares in October 1993, 4,000,000 shares in September 1992, and 1,250,000 shares in September 1991. Other paid-in capital decreased
$2,000 in 1992 as a result of preferred stock transactions.

PREFERRED STOCK:
 All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

MANDATORILY REDEEMABLE PREFERRED
STOCK:
 The Company's $7.16 preferred stock is entitled to a cumulative sinking fund sufficient to retire 12,000 shares each year, commencing in 1992, at $100 a share plus accrued dividends. The Company has the noncumulative option in each year to retire up to an additional 12,000 shares at the same price. The estimated fair value of this series of preferred stock at December 31, 1993 and 1992, was $28,566,000 and $28,944,000, respectively, based on quoted market prices. The call price declines in future years. In August 1993, the Company redeemed the remaining 4,046 outstanding shares of Series B, 4.70% preferred stock.

Note H - Long-Term Debt:
 Maturities for long-term debt for the next five years are: 1994, $16,000,000; 1995, none; 1996, $18,700,000;
1997, $800,000; and 1998, $1,800,000. Substantially all of
the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

 In 1993, the Company sold $45 million of 7-3/4%
30-year first mortgage bonds and $75 million of 5-7/8%
7-year first mortgage bonds to refund a $25 million
8-5/8% issue due in 2007, a $15 million 8-5/8% issue due in 2003, a $20 million 8-3/8% issue due in 2001, a $15 million 7-5/8% issue due in 1999, a $12 million 7-1/2% issue due in 2002, and a $25 million 7% issue due in 1998.
The Company also issued $8.6 million of 5.95% 20-year
Pollution Control Revenue Notes to Monongalia County,
West Virginia to refund an $8.6 million 9.5% issue due in 2013.

 The estimated fair value of long-term debt at December
31, 1993 and 1992, was $566,070,000 and $538,211,000,
respectively, based on actual market prices or market prices of similar issues.



Note I - Short-Term Financing:
 To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The
Company has SEC authorization for total short-term borrowings of $115 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, in 1992 the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, the Company and its affiliates jointly established an aggregate $300 million multi-year credit program which provides that the Company may borrow up to $84 million on a standby revolving credit basis. There was no short-term debt outstanding at the end of 1993 or 1992. The Company had outstanding at the end of 1993 and 1992, $4.6 million and $38 million, respectively, of notes receivable from affiliates in the money pool.

Note J - Commitments and Contingencies:
CONSTRUCTION PROGRAM:
 The Company has entered into commitments for its construction program, for which expenditures are estimated to be $136 million for 1994 and $106 million for 1995. These estimates include expenditures for the program of complying with the Clean Air Act
Amendments of 1990 (CAAA) as discussed below.

ENVIRONMENTAL MATTERS:
 System companies are subject to laws, regulations, and uncertainties with respect to air and water quality, land use, and other environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations.

 Construction expenditures through the year 2000 will include substantial amounts for compliance with Phase I and Phase II of the CAAA. The Company is estimating expenditures of approximately $350 million, which includes
$153 million expended through 1993, depending on the strategy eventually selected for complying with Phase II.
Construction estimates for 1994 and 1995 include $40 million and $10 million, respectively, for the program of complying with the CAAA.

 In complying with the CAAA, the Company will face uncertainties, including regulatory administrative interpretations and contingencies, such as potential cost overruns, equipment performance, and cost recovery in rates.


LITIGATION AND OTHER:
 In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

 The Company is guarantor as to 28% of a $75 million revolving credit agreement of AGC, which in 1993 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
West Penn Power Company


              In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

              As discussed in Notes A, B and F to the financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.


                                       PRICE WATERHOUSE
                                       PRICE WATERHOUSE

New York, New York
February 3, 1994

West Penn

CONSOLIDATED STATEMENT
OF INCOME

                                                YEAR ENDED DECEMBER 31
                                             1993       1992        1991
                                                (Thousands of Dollars)

Electric Operating Revenues:

 Residential                               $  358 900  $  321 871  $  316 685
 Commercial                                   194 773     177 697     172 924
 Industrial                                   309 847     293 910     274 896
 Nonaffiliated utilities                      152 541     204 743     223 225
 Other, including affiliates                   68 916      78 620      83 073

  Total Operating Revenues                  1 084 977   1 076 841   1 070 803


Operating Expenses:

 Operation:
  Fuel                                        256 664     268 395     279 121
  Purchased power and exchanges, net          235 772     264 208     262 539
  Deferred power costs, net (Note A)              979      (1 527)     (5 595)
  Other                                       131 854     116 913     113 357
 Maintenance                                   96 706      93 067      87 717
 Depreciation                                  80 872      73 469      70 334
 Taxes other than income taxes                 89 249      87 300      80 630
 Federal and state income taxes (Note B)       51 529      44 078      47 846

  Total Operating Expenses                    943 625     945 903     935 949

  Operating Income                            141 352     130 938     134 854


Other Income and Deductions:

 Allowance for other than borrowed funds used
  during construction (Note A)                  5 077       5 010       1 875
 Other income, net                             12 728      14 534      15 077

  Total Other Income and Deductions            17 805      19 544      16 952

  Income Before Interest Charges              159 157     150 482     151 806


Interest Charges:

 Interest on long-term debt                    58 857      53 768      51 129
 Other interest                                 1 728       1 824         848
 Allowance for borrowed funds used during
  construction (Note A)                        (3 489)     (3 266)     (1 349)

  Total Interest Charges                       57 096      52 326      50 628


Consolidated Net Income                      $102 061    $ 98 156    $101 178

See accompanying notes to consolidated financial statements.

West Penn

CONSOLIDATED STATEMENT

OF RETAINED EARNINGS
                                                 Year Ended December 31
                                              1993        1992        1991
                                                 (Thousands of Dollars)

Balance at January 1                         $400 515    $392 331    $376 191

Add:
 Consolidated net income                      102 061      98 156     101 178

                                               502 576    490 487     477 369

Deduct:
 Dividends on capital stock of the Company:
  Preferred stock                                8 206      7 331       7 136
  Common stock                                  82 082     82 641      77 902

   Total Deductions                             90 288     89 972      85 038

Balance at December 31 (Note C)               $412 288   $400 515    $392 331


See accompanying notes to consolidated financial statements.

West Penn

CONSOLIDATED STATEMENT OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                           1993        1992       1991
                                             (Thousands of Dollars)

Cash Flows from Operations:

 Consolidated net income                   $102 061    $ 98 156    $101 178
 Depreciation                                80 872      73 469      70 334
 Deferred investment credit and
   income taxes, net                        (10 115)        809         482
 Deferred power costs, net                      979      (1 527)     (5 595)
 Unconsolidated subsidiaries' dividends
   in excess of earnings                      3 311       4 287       4 799
 Allowance for other than borrowed funds used
  during construction                        (5 077)     (5 010)     (1 875)
 Changes in certain current assets and liabilities:
  Accounts receivable, net                   (5 947)      8 799      (8 940)
  Materials and supplies                     26 889     (15 593)      3 893
  Accounts payable                            3 196       3 877      10 220
  Taxes accrued                               9 198       1 875       1 208
  Interest accrued                           (5 146)      3 534       3 861
 Other, net                                   8 878      (8 989)      7 693

                                            209 099     163 687     187 258


Cash Flows from Investing:
 Construction expenditures                 (251 017)   (204 409)   (134 443)
 Allowance for other than borrowed
  funds used during construction              5 077       5 010       1 875

                                           (245 940)   (199 399)   (132 568)


Cash Flows from Financing:

 Sale of common stock                       100 000                  35 000
 Sale of preferred stock                                 39 450
 Issuance of long-term debt                 268 766     181 843     167 505
 Retirement of long-term debt              (251 414)   (158 500)
 Deposit with trustee for redemption
   of long-term debt                                     68 354     (68 354)
 Short-term debt, net                                               (74 600)
 Notes receivable from affiliates            (4 000)    (20 900)
 Dividends on capital stock:
  Preferred stock                            (8 206)     (7 331)     (7 136)
  Common stock                              (82 082)    (82 641)    (77 902)

                                             23 064      20 275     (25 487)


Net Change in Cash and
 Temporary Cash Investments (Note A)        (13 777)    (15 437)     29 203
Cash and Temporary Cash Investments
   at January 1                              14 342      29 779         576

Cash and Temporary Cash Investments
   at December 31                          $    565    $ 14 342    $ 29 779


Supplemental cash flow information
 Cash paid during the year for:
  Interest (net of amount capitalized)     $ 61 329    $ 48 135    $ 47 168
  Income taxes                               55 111      45 868      51 766


See accompanying notes to consolidated financial statements.



West Penn

CONSOLIDATED BALANCE SHEET

                                                    DECEMBER 31

                                                 1993         1992
                                               (Thousands of Dollars)

ASSETS

Property, Plant, and Equipment:
 At original cost, including $283,779,000 and
  $170,844,000 under construction                $2 803 811    $2 581 641
 Accumulated depreciation                          (962 623)     (904 906)

                                                  1 841 188     1 676 735
Investments and Other Assets:
 Allegheny Generating Company - common stock
  at equity (Note D)                                102 830       105 988
 Other                                                1 537         2 032

                                                    104 367       108 020

Current Assets:
 Cash and temporary cash investments (Note A)           565        14 342
 Accounts receivable:
  Electric service, net of $1,126,000 and
     $1,129,000 uncollectible allowance              94 570        90 278
  Affiliated and other                               22 372        20 717
 Notes receivable from affiliates (Note I)           24 900        20 900
 Materials and supplies - at average cost:
  Operating and construction                         36 030        36 417
  Fuel                                               32 892        59 394
 Prepaid and other                                   17 954        22 349

                                                    229 283       264 397

Deferred Charges:
 Regulatory assets (Note B)                         331 755         2 934
 Unamortized loss on reacquired debt                 11 645         6 710
 Other                                               26 525        24 331

                                                    369 925        33 975

Total                                            $2 544 763    $2 083 127


CAPITALIZATION AND LIABILITIES

Capitalization:
 Common stock, other paid-in capital, and retained
  earnings (Note C)                              $  893 969    $  782 341
 Preferred stock (not subject to
   mandatory redemption)                            149 708       149 708
 Long-term debt                                     782 369       759 005

                                                  1 826 046     1 691 054

Current Liabilities:
 Accounts payable                                   105 493       104 096
 Accounts payable to affiliates                       9 451         7 652
 Taxes accrued:
  Federal and state income                           11 533         4 291
  Other                                              22 823        20 867
 Interest accrued                                    13 855        19 001
 Other                                               20 954        20 028

                                                    184 109       175 935

Deferred Credits and Other Liabilities:
 Unamortized investment credit                       55 524        58 116
 Deferred income taxes                              424 000       146 282
 Regulatory liabilities (Note B)                     40 834
 Other                                               14 250        11 740

                                                    534 608       216 138

Commitments and Contingencies (Note J)

Total                                            $2 544 763    $2 083 127

See accompanying notes to consolidated financial statements.

West Penn

CONSOLIDATED STATEMENT OF CAPITALIZATION
                                                                        DECEMBER 31

                                                         1993        1992       1993       1992
                                                       (Thousands of Dollars) (Capitalization Ratios)

Common Stock of the Company:
 Common stock-no par value, authorized 28,902,923
  shares, outstanding 22,361,586 shares (issued
  5,000,000 shares in 1993 and 1,750,000 shares
  in 1991)                                               $425 994    $325 994
 Other paid-in capital (Note G)                            55 687      55 832
 Retained earnings (Note C)                               412 288     400 515

   Total                                                  893 969     782 341    49.0%     46.3%


Preferred Stock of the Company (not subject to mandatory redemption):
 Cumulative preferred stock - par value $100 per share, authorized 3,097,077 shares, outstanding as follows
  (Note G):

December 31, 1993
                       Regular
          Shares       Call Price   Date of
Series    Outstanding  Per Share    Issue

4-1/2%    297 077      $110.00      1939                  29 708       29 708
4.20% B    50 000      102.205      1948                   5 000        5 000
4.10% C    50 000      103.50       1949                   5 000        5 000
$7.00 D   100 000      103.94       1967                  10 000       10 000
$7.12 E   100 000      103.49       1968                  10 000       10 000
$8.08 G   100 000      103.27       1971                  10 000       10 000
$7.60 H   100 000      103.23       1972                  10 000       10 000
$7.64 I   100 000      103.16       1973                  10 000       10 000
$8.20 J   200 000      103.30       1976                  20 000       20 000
Auction   400 000      100.00       1992                  40 000       40 000

   Total (annual dividend requirements $8,215,847)       149 708      149 708    8.2       8.8

Long-Term Debt (Note H):

First
Mortage
Bonds
Of the      Date of  Date         Due
Company     Issue    Redeemable   Date

4-7/8% U    1965     1995         1995                   27 000       27 000
7% V        1967                  1997                                25 000
5-1/2% JJ   1993     1998         1998                  102 000
7-1/8% W    1968                  1998                                52 000
7-7/8% X    1969                  1999                                25 000
8-1/8% Z    1971                  2001                                40 000
7-5/8% AA   1972                  2002                                35 000
6-3/8% KK   1993     2003         2003                   80 000
7-7/8% GG   1991     2001         2004                   70 000       70 000
7-3/8% HH   1992     2002         2007                   45 000       45 000
9% EE       1989     1994         2019                   30 000       30 000
8-7/8% FF   1991     2001         2021                  100 000      100 000
7-7/8% II   1992     2002         2022                  135 000      135 000

                                Interest Rate
 Secured notes due 1998-2023    4.95%-9.375%            187 640      169 600
 Unsecured notes due 2000-2007    6.10%                  14 435       14 435
 Unamortized debt discount and premium, net              (7 061)      (5 898)

Total (annual interest requirements $55,566,368)        784 014      762 137
 Less amount on deposit with trustee                      1 645        3 132

                                                        782 369      759 005     42.8      44.9


Total Capitalization                                 $1 826 046   $1 691 054    100.0%    100.0%



See accompanying notes to consolidated financial statements.


West Penn

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(These notes are an integral part of the consolidated financial statements.)


Note A - Summary of Significant
Accounting Policies:

 The Company is a wholly-owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system
(the System).

 The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy
Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

CONSOLIDATION:
 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the companies).

REVENUES:
 Customers are billed on a cycle basis, and revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recorded when billed.

DEFERRED POWER COSTS, NET:
 The costs of fuel, purchased power, and certain other costs, and revenues from sales and transmission services to other utilities, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

PROPERTY, PLANT, AND EQUIPMENT:
 Property, plant, and equipment, including facilities owned with affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases which are recorded at present value. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and pensions, taxes, and other fringe benefits related to employees engaged in construction.

 The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING
CONSTRUCTION:
 AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing
AFUDC in 1993, 1992, and 1991 were 9.40%, 9.25%, and
9.46%, respectively.

DEPRECIATION AND MAINTENANCE:
 Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately
3.4%, 3.3%, and 3.2% of average depreciable property in 1993, 1992, and 1991, respectively. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INCOME TAXES:
 The companies join with the parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

 Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period.
Differences between income tax that would be paid if taxes were computed on the basis of financial accounting income instead of taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes.

 Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances in which are being amortized over estimated service lives of the related properties.

POSTRETIREMENT BENEFITS:
 The Company participates with affiliated companies in the System in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security
Act and not more than can be deducted for federal income tax purposes.

 The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary
Association (VEBA) trust funds an amount equal to the annual cost as determined by Statement of Financial
Accounting Standards (SFAS) No. 106 (described below).
Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

 The Financial Accounting Standards Board (FASB) has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No.
106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions", respectively. Pursuant to SFAS
No. 71, "Accounting for the Effects of Certain Types of
Regulation", regulatory deferrals of these benefit expenses are recorded for those jurisdictions which reflect as net expense the funding of pensions and cash payment of other benefits in the ratemaking process.


TEMPORARY CASH INVESTMENTS:
 For purposes of the Consolidated Statement of Cash
Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.
The carrying amount of temporary cash investments approximates the fair value because of the short-term maturity of those instruments.


ACCOUNTING CHANGES:
 Effective January 1, 1993, the Company adopted
SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions". This statement requires the costs of providing postretirement benefits, such as medical and life insurance, to be accrued over the applicable employees' service periods. Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective
January 1, 1993, the Company adopted SFAS No. 109,
"Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes as further described in Note B.

Note B - Income Taxes:
 Details of federal and state income tax provisions are:

                                               1993       1992       1991
                                                (Thousands of Dollars)

Income taxes-current:
 Federal                                       $47 089    $37 965    $37 929
 State                                          14 983      5 884      9 825

   Total                                        62 072     43 849     47 754

Income taxes-deferred,
 net of amortization:
  Accelerated depreciation                       1 581      1 005      2 451
  Deferred power costs                            (410)       602      2 867
  Tax interest capitalized                      (3 905)    (2 012)      (818)
  Unbilled revenue                              (1 024)    (4 053)     1 023
  West Virginia pollution
   control expenditures                         (2 255)     7 205      1 137
  Other                                         (1 509)       656     (3 019)

   Total                                        (7 522)     3 403      3 641

Investment credit
 disallowed                                                    (2)      (562)
Amortization of deferred
 investment credit                              (2 592)    (2 592)    (2 597)

   Total income taxes                           51 958     44 658     48 236
Income taxes-charged to
 other income                                     (429)      (580)      (390)

Income taxes-charged to
 operating income                              $51 529    $44 078    $47 846

 The total provision for income taxes is less than the amount produced by applying the federal income statutory tax rate to financial accounting income before income taxes, as set forth below:

                                               1993        1992       1991
                                                  (Thousands of Dollars)

Financial accounting income
 before income taxes                           $153 590    $142 234    $149 024

Amount so produced                             $ 53 800    $ 48 400    $ 50 700
Increased (decreased) for:
 Tax deductions for which
 deferred tax was not provided:
  Lower (excess) tax
   depreciation                                     100        (200)       (100)
  Plant removal costs                              (900)     (2 500)     (2 100)
 State income tax, net
  of federal income tax
  benefit                                         9 600       7 600       5 800
 Amortization of deferred
  investment credit                              (2 592)     (2 592)     (2 597)
 Equity in earnings of
  subsidiaries                                   (4 300)     (4 700)     (4 900)
 Adjustments of provisions
  for prior years                                  (600)        800       1 200
 Other, net                                      (3 579)     (2 730)       (157)

   Total                                        $51 529     $44 078     $47 846

 Federal income tax returns through 1989 have been examined and substantially settled.

 In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December 31, 1993, the deferred tax assets and liabilities were comprised of the following:


                                             (Thousands of Dollars)
Deferred tax assets:
 Unamortized investment tax credit                  $40 455
 Unbilled revenue                                    21 626
 Tax interest capitalized                            10 750
 State tax loss carryback/carryforward                8 790
 Contributions in aid of construction                 4 588
 Other                                                7 416

                                                     93 625

Deferred tax liabilities:
 Book vs. tax plant basis differences, net          507 214
 Other                                                8 437

                                                    515 651

Total net deferred tax liabilities                  422 026
Add portion above included in current assets          1 974

Total long-term net deferred tax liabilities       $424 000


 It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets for an amount equal to the $326 million increase in deferred tax liabilities. Regulatory liabilities were recorded in an amount equal to the $41 million increase in deferred tax assets to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years. Based on the provisions in the standard for recording these regulatory assets and liabilities on the balance sheet, there was no effect on consolidated net income resulting from adoption of the standard.

Note C - Dividend Restriction:
 Supplemental indentures relating to most outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $285,914,000 of consolidated retained earnings at December 31, 1993, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

Note D - Allegheny Generating Company:
 The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided
40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility.

 AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. Through February

29, 1992, AGC's return on equity (ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the Public
Service Commission of West Virginia, Maryland People's
Counsel, and Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or
JCA) filed to reduce the ROE, with any resultant rate decreases subject to refund from March 1, 1992 through May 31, 1993. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law
Judge (ALJ) on December 21, 1993, for an ROE of
10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation have been filed by all parties for consideration by the full
Commission. On January 28, 1994, the JCA filed a joint complaint claiming that both the existing ROE of 11.53% and the ALJ's recommended ROE of 10.83% are unjust and unreasonable. This new complaint requests an ROE of 8.53%, with rates subject to refund beginning
April 1, 1994.

 Following is a summary of financial information for AGC:

                                                       December 31

                                                    1993         1992
                                                  (Thousands of Dollars)

Balance sheet information:
 Property, plant, and equipment                      $696 529    $710 809
 Current assets                                        11 063       4 722
 Deferred charges                                      28 337      12 289

  Total assets                                       $735 929    $727 820

 Total capitalization                                $505 708    $522 669
 Current liabilities                                   21 891       6 631
 Deferred credits                                     208 330     198 520

  Total capitalization and liabilities               $735 929    $727 820

                                               Year Ended December 31
                                             1993       1992       1991
                                               (Thousands of Dollars)

Income statement information:
 Electric operating revenues                 $90 606    $96 147    $100 505

 Operation and maintenance
  expense                                      6 609      6 094       6 774
 Depreciation                                 16 899     16 827      16 778
 Taxes other than
  income taxes                                 5 347      5 236       4 563
 Federal income taxes                         13 262     14 702      15 455
Interest charges                              21 635     22 585      24 030
 Other income, net                              (328)       (21)        (24)

 Net income                                  $27 182    $30 724     $32 929

 The Company's share of the equity in earnings above was $12.2 million, $13.8 million, and $14.8 million for 1993, 1992, and 1991, respectively, and was included in other income, net, on the Consolidated Statement of Income.

Note E - Pension Benefits:
 The Company's share of net pension costs under the System's pension plan, a portion of which (about 25%) was charged to plant construction, included the following components:

                                       1993      1992      1991
                                        (Thousands of Dollars)

Service cost - benefits earned        $ 4 606   $ 4 272   $ 3 858
Interest cost on projected
 benefit obligation                    13 773    13 312    12 855
Actual return on plan assets          (31 224)  (24 750)  (34 064)
Net amortization and deferral          14 262     8 388    18 210

SFAS No. 87 pension cost                1 417     1 222       859
Regulatory deferral                    (1 309)   (1 222)     (859)

 Net pension cost                      $  108   $     -    $    -

 The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                                1993       1992
                                              (Thousands of Dollars)

Actuarial present value of
 accumulated benefit obligation
earned to date (including
 vested benefit of $151,394,000
 and $139,185,000)                              $160 097    $146 707

Funded status:
 Actuarial present value of
  projected benefit obligation                  $199 414    $183 091
 Plan assets at market value,
  primarily common stocks and
  fixed income securities                        219 625     199 612

 Plan assets in excess of
  projected benefit obligation                   (20 211)    (16 521)
 Add:
  Unrecognized cumulative net gain
   from past experience different
   from that assumed                              17 586       11 776
  Unamortized transition asset,
   amortized over 14 years
   beginning January 1, 1987                       9 678       10 926
 Less unrecognized prior service
  cost due to plan
  amendments                                       5 678        6 222

 Pension cost liability (prepaid)                 $1 375      $   (41)

 The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.

 In determining the actuarial present value of the projected benefit obligation at December 31, 1993, 1992, and 1991, the discount rates used were 7.25%, 7.75%, and 8%, and the rates of increase in future compensation levels were 4.75%, 5.25%, and 5.5%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1993, 1992, and 1991.

Note F - Postretirement Benefits Other
Than Pensions:

 The Company adopted SFAS No. 106 as of January 1,
1993, which requires accrual of postretirement benefits other than pensions (principally health care and life insurance) for the employee and covered dependents during the years the employee renders the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the Company for retired employees and their dependents were recorded in expense in the period in which they were paid and were $1,907,000 and $1,721,000 in 1992 and
1991, respectively.

 SFAS No. 106 postretirement cost in 1993, a portion of which (about 25%) was charged to plant construction, included the following components:

                                                 (Thousands of Dollars)
Service cost - benefits earned                          $   939
Interest cost on accumulated postretirement
 benefit obligation                                       4 389
Actual return on plan assets                                 (9)
Amortization of unrecognized transition obligation        2 817
Other net amortization and deferral                           9

SFAS No. 106 postretirement cost                          8 145
Regulatory deferral                                      (1 963)

Net postretirement cost                                  $6 182


 The benefits earned to date and funded status of the Company's share of the System plan at December 31, 1993, using a measurement date of September 30 were as follows:

                                                (Thousands of Dollars)

Accumulated postretirement benefit obligation:
 Retirees                                               $35 748
 Fully eligible employees                                 9 030
 Other employees                                         18 378

  Total obligation                                       63 156
Plan assets at market value in short-term
 investment fund                                          1 510

Accumulated postretirement benefit obligation
 in excess of plan assets                                61 646
Less:
 Unrecognized cumulative net loss from past
  experience different from that assumed                  3 362
 Unrecognized transition obligation, being amortized
  over 20 years beginning January 1, 1993                53 746

Postretirement benefit liability at
 September 30, 1993                                       4 538
Fourth quarter 1993 contributions and
 benefit payments                                         1 960

Postretirement benefit liability at
 December 31, 1993                                       $2 578

 The unfunded accumulated postretirement benefit obligation (APBO) at January 1, 1993, of $56,600,000
(transition obligation) is being amortized prospectively over 20 years as permitted by the standard.

 In determining the APBO at January 1 and December
31, 1993, the discount rates used were 8% and 7.25%, and the rates of increase in future compensation levels were 5.5% and 4.75%, respectively. For measurement purposes, a health care trend rate of 14% for 1993, declining 1% each year thereafter to 7% in the year 2000 and beyond, and plan provisions which limit future medical and life insurance benefits were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1993, by $4.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $.4 million.

 Recovery of SFAS No. 106 costs has been authorized for retail customers in Pennsylvania effective in May 1993 and for the FERC wholesale customers effective in June
1993. The Company has recorded regulatory assets at December 31, 1993, of $2.0 million relating to SFAS No.
106 costs in Pennsylvania incurred prior to the May rate order, with the result that adoption of SFAS No. 106 has had no effect on consolidated net income. The Company will seek to recover these costs in its next base rate case.



Note G - Stockholders' Equity:
COMMON STOCK AND OTHER PAID-IN CAPITAL:
 The Company issued and sold common stock to its parent, at $20 per share, 5,000,000 shares in October 1993, and 1,750,000 shares in December 1991. Other paid-in capital decreased $145,000 in 1993 and $550,000 in 1992 as a result of the underwriting fees and commissions and miscellaneous expenses associated with the Company's sale of $40 million of preferred stock in 1992.

PREFERRED STOCK:
 All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 per share. The holders of the Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Note H - Long-Term Debt:
 Maturities for long-term debt for the next five years are: 1994, none; 1995, $27,000,000; 1996 and 1997, none;
and 1998, $103,500,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

 In 1993, the Company sold $102 million of 5-1/2%
5-year first mortgage bonds to refund a $25 million 7% issue due in 1997, a $25 million 7-7/8% issue due in 1999, and a $52 million 7-1/8% issue due in 1998, and sold $80 million of 6-3/8% 10-year first mortgage bonds to refund a $35 million 7-5/8% issue due in 2002 and a $40 million
8-1/8% issue due in 2001. The Company also issued $7.75 million of 5.95% 20-year Pollution Control Revenue
Notes to refund a $7.75 million 9-3/8% issue due in 2013, and issued $61.5 million of 10-year 4.95% Pollution
Control Revenue Notes to refund a $30 million 9-3/4% series and a $31.5 million 9-1/2% series due in 2003.

 The estimated fair value of long-term debt at December
31, 1993 and 1992, was $823,333,000 and $783,379,000,
respectively, based on actual market prices or market prices of similar issues.


Note I - Short-Term Financing:
 To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The
Company has SEC authorization for total short-term borrowings of $170 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, in 1992 the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, the Company and its affiliates jointly established an aggregate $300 million multi-year credit program which provides that the Company may borrow up to $135 million on a standby revolving credit basis. There was no short-term debt outstanding at the end of 1993 or 1992. The Company had outstanding at the end of 1993 and 1992, $24.9 million and $20.9 million, respectively, of notes receivable from affiliates in the money pool.

Note J - Commitments and Contingencies:
CONSTRUCTION PROGRAM:
 The Company has entered into commitments for its construction program, for which expenditures are estimated to be $258 million for 1994 and $208 million for 1995. These estimates include expenditures for the program of complying with the Clean Air Act
Amendments of 1990 (CAAA) as discussed below.

ENVIRONMENTAL MATTERS:
 System companies are subject to laws, regulations, and uncertainties with respect to air and water quality, land use, and other environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations.

 Construction expenditures through the year 2000 will include substantial amounts for compliance with Phase I and Phase II of the CAAA. The Company is estimating expenditures of approximately $700 million, which includes $207 million expended through 1993, depending on the strategy eventually selected for complying with Phase II. Construction estimates for 1994 and 1995 include $82 million and $33 million, respectively, for the program of complying with the CAAA.

 In complying with the CAAA, the Company will face uncertainties, including regulatory administrative interpretations and contingencies, such as potential cost overruns, equipment performance, and cost recovery in rates.


LITIGATION AND OTHER:
 In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

 The Company is guarantor as to 45% of a $75 million revolving credit agreement of AGC, which in 1993 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Generating Company


              In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (an Allegheny Power System, Inc. affiliate) at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

              As discussed in Notes A and B to the financial statements, the Company changed its method of accounting for income taxes in 1993.


                                       PRICE WATERHOUSE
                                       PRICE WATERHOUSE

New York, New York
February 3, 1994

AGC

STATEMENT OF INCOME
                                               YEAR ENDED DECEMBER 31
                                              1993       1992       1991
                                               (Thousands of Dollars)

Electric Operating Revenues                   $90 606    $96 147    $100 505

Operating Expenses:
 Operation and maintenance expense              6 609      6 094       6 774
 Depreciation                                  16 899     16 827      16 778
 Taxes other than income taxes                  5 347      5 236       4 563
 Federal income taxes (Note B)                 13 262     14 702      15 455

  Total Operating Expenses                     42 117     42 859      43 570

  Operating Income                             48 489     53 288      56 935


Other Income and Deductions                       328         21          24

  Income Before Interest Charges               48 817     53 309      56 959


Interest Charges:
 Interest on long-term debt                    21 185     22 285      23 953
 Other interest                                   450        300          77

  Total Interest Charges                       21 635     22 585      24 030

Net Income                                    $27 182    $30 724     $32 929

See accompanying notes to financial statements.

AGC

                                                 Year Ended December 31
                                              1993       1992        1991
                                                 (Thousands of Dollars)

STATEMENT OF RETAINED EARNINGS

Balance at January 1                          $25 530    $34 593     $44 664

Add:
 Net income                                    27 182     30 724      32 929

                                               52 712     65 317      77 593

Deduct:
 Dividends on common stock                     34 200     39 787      43 000

Balance at December 31                        $18 512    $25 530     $34 593


See accompanying notes to financial statements.

AGC

STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31
                                              1993       1992        1991
                                                 (Thousands of Dollars)

Cash Flows from Operations:
 Net income                                   $27 182    $30 724    $32 929
 Depreciation                                  16 899     16 827     16 778
 Deferred investment credit and
   income taxes, net                            5 321      6 437      6 591
 Changes in certain current assets
   and liabilities:
  Accounts receivable, net                     (6 118)       (11)      (280)
  Materials and supplies                         (163)       131       (203)
  Accounts payable                                  6       (242)        96
  Taxes accrued                                  (153)      (766)       309
  Interest accrued                                632        361        206
 Other, net                                     4 851      1 853        259

                                               48 457     55 314     56 685


Cash Flows from Investing:
 Construction expenditures                     (2 739)    (3 251)    (1 391)


Cash Flows from Financing:
 Issuance of long-term debt                   198 075      2 364     35 423
 Retirement of long-term debt                (209 598)   (14 842)   (47 664)
 Cash dividends on common stock               (34 200)   (39 787)   (43 000)

                                              (45 723)   (52 265)   (55 241)


Net Change in Cash                                 (5)      (202)        53
Cash at January 1                                  20        222        169

Cash at December 31                              $ 15        $20       $222

Supplemental cash flow information
 Cash paid during the year for:
  Interest (net of amount capitalized)        $21 109    $22 062    $14 816
  Income taxes                                  8 220      9 027      8 552


See accompanying notes to financial statements.

AGC

BALANCE SHEET                                         DECEMBER 31
                                                    1993       1992
                                                 (Thousands of Dollars)

ASSETS

Property, Plant, and Equipment:
 At original cost, including $2,212,000 and
  $426,000 under construction                       $824 904    $825 493
 Accumulated depreciation                           (128 375)   (114 684)

                                                     696 529     710 809

Current Assets:
 Cash                                                     15          20
 Accounts receivable, principally from parents         8 615       2 497
 Materials and supplies - at average cost              2 191       2 028
 Other                                                   242         177

                                                      11 063       4 722

Deferred Charges:
 Regulatory assets (Note B)                            4 489
 Unamortized loss on reacquired debt                  11 374
 Other                                                12 474      12 289

                                                      28 337      12 289

Total                                               $735 929    $727 820


CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock - $1.00 par value per share,
  authorized 5,000 shares, outstanding
  1,000 shares                                      $      1    $      1
 Other paid-in capital                               209 999     209 999
 Retained earnings                                    18 512      25 530
                                                     228 512     235 530
 Long-term debt (Note C)                             277 196     287 139

                                                     505 708     522 669

Current Liabilities:
 Long-term debt due within one year (Note C)          10 000
 Accounts payable                                         11           5
 Interest accrued                                      5 100       4 468
 Taxes accrued                                           249         402
 Other                                                 6 531       1 756

                                                      21 891       6 631

Deferred Credits:
 Unamortized investment credit                        53 613      54 930
 Deferred income taxes                               125 848     143 590
 Regulatory liabilities (Note B)                      28 869

                                                     208 330     198 520

Total                                               $735 929    $727 820


See accompanying notes to financial statements.

AGC

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

Note A - Summary of Significant
Accounting Policies:
 The Company was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power
Company - 27%, The Potomac Edison Company - 28%, and West Penn Power Company - 45% (the Parents). The
Parents are wholly-owned subsidiaries of Allegheny
Power System, Inc. and are a part of the Allegheny Power integrated electric utility system. The Company is subject to regulation by the Securities and Exchange Commission
(SEC) and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.

PROPERTY, PLANT, AND EQUIPMENT:
 Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath
County pumped-storage hydroelectric station and its connecting transmission facilities. The cost of depreciable property units retired plus removal costs less salvage are charged to accumulated depreciation.

DEPRECIATION AND MAINTENANCE:
 Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately
2.1% of average depreciable property in each of the years
1993, 1992, and 1991. The cost of maintenance and of certain replacements of property, plant, and equipment is charged to operating expenses.

INCOME TAXES:
 The Company joins with its parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

 Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period.
Differences between income tax that would be paid if taxes were computed on the basis of financial accounting income instead of taxable income are deferred.

 Prior to 1987, provisions for federal income tax were reduced by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances in which are being amortized over estimated service lives of the related properties.

ACCOUNTING CHANGE:
 Effective January 1, 1993, the Company adopted
Statement of Financial Accounting Standards (SFAS)
No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes.

Note B - Income Taxes:
 Details of federal income tax provisions are:


                                            1993      1992      1991
                                             (Thousands of Dollars)
Current income taxes payable                $ 8 112    $ 8 276    $ 8 875
Deferred income taxes-
 accelerated depreciation                     6 637      7 758      7 678
Investment credit adjustment                                 1        257
Amortization of deferred
 investment credit                           (1 316)    (1 322)    (1 344)

  Total income taxes                         13 433     14 713     15 466

Income taxes-charged to other income           (171)       (11)       (11)

Income taxes-charged to
 operating income                           $13 262    $14 702     $15 455

 In 1993, the total provision for income taxes
($13,262,000) was less than the amount produced by applying the federal income tax statutory rate to financial accounting income before income taxes ($14,155,000), due primarily to amortization of deferred investment credit ($1,316,000).

 Federal income tax returns through 1989 have been examined and substantially settled.

 The Company adopted SFAS No. 109 as of January 1,
1993, and in doing so recognized a significant increase in
both deferred tax assets and liabilities. At December 31,
1993, the deferred tax assets and liabilities were comprised of the following:
                                         (Thousands of Dollars)
Deferred tax assets
 Unamortized investment tax credit              $ 28 869


Deferred tax liabilities
 Book vs. tax plant basis differences, net       154 565
 Other                                               152
                                                 154 717

Total net deferred tax liabilities              $125 848

 It is expected the FERC will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets for an amount equal to the $4 million increase in deferred tax liabilities. Regulatory liabilities were recorded in an amount equal to the $29 million increase in deferred tax assets to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years. Based on the provisions in the standard for recording these regulatory assets and liabilities on the balance sheet, there was no effect on net income resulting from adoption of the standard.

Note C - Long-Term Debt:
 The Company had long-term debt outstanding as follows:


                            Interest              December 31
                            Rate - %            1993       1992
                                             (Thousands of Dollars)
Debentures redeemed in 1993                                $200 000
Debentures due:
 September 1, 2003          5.625               $ 50 000
 September 1, 2023          6.875                100 000
Commercial paper             3.53*                21 362
Medium-term notes
 due 1994-1998              5.75-7.93             87 975     37 975
Notes payable to affiliates 2.85*                 29 500     50 870
Unamortized debt discount                         (1 641)    (1 706)

 Total                                           $287 196  $287 139
 Less current maturities                           10 000

 Total                                           $277 196  $287 139

*Weighted average interest rate at December 31, 1993.

 The Company has a revolving credit agreement with a group of seven banks which provides for loans of up to $75 million at any one time outstanding through 1997.
Each bank has the option to discontinue its loans after 1997 upon three years' prior written notice. Without such notice, the loans are automatically extended for one year.
Amounts borrowed are guaranteed by the Parents in proportion to their equity interest. Interest rates are determined at the time of each borrowing. The revolving credit agreement serves as support for the Company's commercial paper. In addition to bank lines of credit, the Company and its affiliates in 1992 established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. At the end of 1993, the Company had outstanding $29,500,000 of money pool borrowings from affiliates.


 Maturities for long-term debt for the next five years are: 1994, 10,000,000; 1995, $1,000,000; 1996, $6,375,000;
1997, $61,462,000; and 1998, $60,000,000.

 The estimated fair value of debentures and medium-term notes at December 31, 1993 and 1992, was $233,445,000 and $249,850,000 respectively, based on actual market prices or market prices of similar issues.
The carrying amount of commercial paper and notes payable to affiliates approximates their fair value because of the short maturity of those instruments.

    S-1                                                        SCHEDULE   V



    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Property, Plant, and Equipment
    For Year Ended December 31, 1993




    Col. A                              Col. B            Col. C          Col. D         Col. E          Col. F

                                        Balance at                                       Other       Balance at
                                        beginning         Additions                      changes         end of
    Classification                      of period         at cost         Retirements    add (deduct)    period
                                                                                         (A)
    Electric Plant:

      In Service -
        Intangible                 $    2 882 134    $    277 214                                $    3 159 348
        Production                  3 247 733 253     140 198 379    $22 063 495    $  (623 782)  3 365 244 355
        Transmission                  790 522 060      31 094 531      2 466 380        131 399     819 281 610
        Distribution                1 909 584 425     132 456 219     20 636 190       (528 038)  2 020 876 416
        General                       220 527 927      14 776 992      2 089 925        126 331     233 341 325
      Held for future use              83 815 420         384 968        386 436          6 625      83 820 577
      Construction work in progress   412 058 186     227 235 080                      (373 663)    638 919 603
      Acquisition adjustments             213 320                                      (140 818)         72 502
      Purchase of plant                                   351 000                                       351 000

        Total electric              6 667 336 725     546 774 383     47 642 426     (1 401 946)  7 165 066 736

    Other                              12 550 009          36 517        108 807       (697 321)     11 780 398

        Total                      $6 679 886 734    $546 810 900    $47 751 233   $ (2 099 267) $7 176 847 134


    (A) Transfers between classifications and miscellaneous.

S-2                                                    SCHEDULE   V



    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Property, Plant, and Equipment
    For Year Ended December 31, 1992




    Col. A                              Col. B            Col. C          Col. D         Col. E          Col. F

                                        Balance at                                      Other        Balance at
                                        beginning         Additions                     changes          end of
    Classification                      of period         at cost         Retirements   add (deduct)     period
                                                                                         (A)
    Electric Plant:

      In Service -
        Intangible                 $    2 892 923    $    (10 788)                $         (1)  $    2 882 134
        Production                  3 171 306 225      88 188 348    $11 530 530      (230 790)   3 247 733 253
        Transmission                  775 135 181      15 295 174      1 416 116     1 507 821      790 522 060
        Distribution                1 794 343 847     136 265 845     19 257 698    (1 767 569)   1 909 584 425
        General                       206 931 859      16 493 301      2 616 841      (280 392)     220 527 927
      Held for future use              82 876 825       1 649 579        434 723      (276 261)      83 815 420
      Construction work in progress   208 334 621     203 873 991                     (150 426)     412 058 186
      Acquisition adjustments             354 133                                     (140 813)         213 320
      Sale of plant                       (72 525)                                      72 525
        Total electric              6 242 103 089     461 755 450     35 255 908    (1 265 906)   6 667 336 725

    Other                              13 613 556          30 191        405 674      (688 064)      12 550 009

        Total                      $6 255 716 645    $461 785 641    $35 661 582  $ (1 953 970)  $6 679 886 734


    (A) Transfers between classifications and miscellaneous.



    S-3                                                           SCHEDULE   V



    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Property, Plant, and Equipment
    For Year Ended December 31, 1991




    Col. A                              Col. B            Col. C          Col. D         Col. E          Col. F

                                        Balance at                                     Other         Balance at
                                        beginning         Additions                    changes         end of
    Classification                      of period         at cost         Retirements  add (deduct)    period
                                                                                         (A)
    Electric Plant:

      In Service -
        Intangible               $    2 470 291   $    422 632                                   $    2 892 923
        Production                3 138 565 976     38 527 834    $ 5 326 920    $   (460 665)    3 171 306 225
        Transmission                739 862 237     37 469 789      2 127 005         (69 840)      775 135 181
        Distribution              1 689 558 088    124 971 098     19 691 279        (494 060)    1 794 343 847
        General                     186 377 966     25 697 188      5 401 538         258 243       206 931 859
      Held for future use            91 743 285         20 612         17 391      (8 869 681)       82 876 825
      Construction work in progress 123 625 949     89 379 421                     (4 670 749)      208 334 621
      Acquisition adjustments           494 946                                      (140 813)          354 133
        Sale of plant                                                                 (72 525)          (72 525)

        Total electric             5 972 698 738    316 488 574    32 564 133     (14 520 090)    6 242 103 089
    Other                             13 480 362        817 653       140 711        (543 748)       13 613 556

        Total                     $5 986 179 100   $317 306 227    $32 704 844   $(15 063 838)   $6 255 716 645


    (A) Transfers between classifications and miscellaneous.

S-4                                                            SCHEDULE   VI



    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Accumulated Depreciation
    For Year Ended December 31, 1993



    Col. A                         Col. B            Col. C          Col. D         Col. E           Col. F

                                   Balance at     Additions                      Other            Balance at
                                   beginning      charged to costs               changes          end of
    Description                    of period      and expenses    Retirements    add (deduct)     period

    Electric Plant:

      Production              $1 298 701 254    $117 170 656    $22 442 665    $(13 453 665)    $1 379 976 034
      Transmission               262 327 984      21 691 150      2 466 380        (907 888)       280 644 866
      Distribution               628 455 319      61 265 709     20 444 063        (994 001)       668 282 964
      General                     49 448 491      10 172 953      2 089 925       1 133 554         58 665 073
      Amortization of limited-
        term investments               9 071           2 427                                            11 498

      Total electric           2 238 942 119     210 302 895     47 442 579     (14 222 000)     2 387 580 435

    Other                          1 013 699         179 211         56 209          40 918          1 177 619

      Total                   $2 239 955 818    $210 482 106    $47 498 788    $(14 181 082) (A)$2 388 758 054

    (A) Cost of removal                                                        $(27 158 991)
        Salvage                                                                  10 262 279
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                 1 533 749
        Accrued depreciation on properties acquired                                  16 220
        Miscellaneous                                                             1 165 661
                                                                               $(14 181 082)


    S-5                                                            SCHEDULE   VI



    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Accumulated Depreciation
    For Year Ended December 31, 1992



    Col. A                         Col. B            Col. C          Col. D         Col. E           Col. F

                                   Balance at     Additions                      Other            Balance at
                                   beginning      charged to costs               changes          end of
    Description                    of period      and expenses    Retirements    add (deduct)     period

    Electric Plant:

      Production              $1 216 976 754    $108 697 116    $11 925 721    $(15 046 895)    $1 298 701 254
      Transmission               241 466 941      21 574 921      1 415 152         701 274        262 327 984
      Distribution               592 524 959      58 033 581     19 234 537      (2 868 684)       628 455 319
      General                     41 527 560       9 334 640      2 649 883       1 236 174         49 448 491
      Amortization of limited-
        term investments               6 645           2 426                                             9 071

      Total electric           2 092 502 859     197 642 684     35 225 293     (15 978 131)     2 238 942 119

    Other                          1 220 120         185 120        405 242          13 701          1 013 699

      Total                   $2 093 722 979    $197 827 804    $35 630 535    $(15 964 430) (A)$2 239 955 818

    (A) Cost of removal                                                             $(25 804 895)
        Salvage                                                                        6 907 157
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                      1 657 034
        Accrued depreciation on properties acquired                                       49 764
        Miscellaneous                                                                  1 226 510
                                                                                    $(15 964 430)


    S-6                                                           SCHEDULE   VI



    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Accumulated Depreciation
    For Year Ended December 31, 1991



    Col. A                         Col. B            Col. C          Col. D         Col. E           Col. F

                                   Balance at     Additions                      Other            Balance at
                                   beginning      charged to costs               changes          end of
    Description                    of period      and expenses    Retirements    add (deduct)     period

    Electric Plant:

      Production              $1 127 577 153    $105 116 893    $ 5 337 827    $(10 379 465)    $1 216 976 754
      Transmission               222 671 443      20 432 585      2 104 627         467 540        241 466 941
      Distribution               557 957 525      55 584 719     19 686 549      (1 330 736)       592 524 959
      General                     36 708 910       8 517 413      5 385 021       1 686 258         41 527 560
      Amortization of limited-
        term investments               6 521             124                                             6 645

      Total electric           1 944 921 552     189 651 734     32 514 024      (9 556 403)     2 092 502 859

    Other                          1 149 534         152 546        274 020         192 060          1 220 120

      Total                   $1 946 071 086    $189 804 280    $32 788 044    $ (9 364 343) (A)$2 093 722 979

    (A) Cost of removal                                                             $(20 438 037)
        Salvage                                                                        7 566 716
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                      1 616 431
        Accrued depreciation on properties acquired                                       28 578
        Miscellaneous                                                                  1 861 969
                                                                                    $ (9 364 343)


    S-7                                                          SCHEDULE   VIII




    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Valuation and Qualifying Accounts
    For Years Ended December 31, 1993, 1992, and 1991





    Col. A                             Col. B                    Col. C                Col. D           Col. E

                                                                Additions
                                       Balance at      Charged to      Charged to                   Balance at
                                       beginning       costs and       other                            end of
    Description                        of period       expenses        accounts        Deductions       period
                                                                       (A)             (B)


    Allowance for uncollectible
      accounts:

      Year ended December 31, 1993  $  3,364,104  $  5,732,000    $  2,546,341    $  8,224,184     $  3,418,261

      Year ended December 31, 1992  $  3,744,270  $  5,160,000    $  2,253,279    $  7,793,445     $  3,364,104

      Year ended December 31, 1991  $  3,488,950  $  4,590,000    $  2,659,468    $  6,994,148     $  3,744,270

    (A) Recoveries.
    (B) Uncollectible accounts charged off.

    S-8                                                           SCHEDULE   IX


    ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

    Short-Term Borrowings
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A                       Col. B           Col. C          Col. D            Col. E           Col. F

                                                 Weighted         Maximum          Average          Weighted
                                                  average          amount           amount           average
  Category of aggregate       Balance at       interest rate    outstanding      outstanding      interest rate
  short-term borrowings       end of year     at end of year  during the year  during the year  during the year
                                                                    (A)              (B)               (C)

    1993
    Notes payable (D)           $ 75 825 000       3.45%    $     80 450 000    $     25 597 252      3.19%
    Commercial paper (E)          54 811 289       3.31%          54 811 289          21 566 894      3.24%
    Commercial paper - AGC (F)    21 361 630       3.53%          42 365 409          17 450 789      3.18%
      Total                     $151 997 919

    1992
    Notes payable (D)           $ 11 205 000       3.60%    $     55 065 000    $     16 788 068       3.79%
    Commercial paper (E)                   -          -           62 314 460          31 957 617       3.93%
    Commercial paper - AGC (F)             -          -           61 059 403          25 949 661       4.17%
      Total                     $ 11 205 000

    1991
    Notes payable (D)           $ 18 240 000       5.13%    $     18 240 000    $      4 843 603       5.99%
    Commercial paper (E)          55 949 958       5.08%         106 467 086          50 813 011       6.26%
    Commercial paper - AGC (F)    65 712 494       4.65%         109 553 714          97 212 434       6.10%
      Total                     $139 902 452

    (A) The maximum amount outstanding at any month end during the year.
    (B) Computed by multiplying the principal amounts of short-term debt by the days outstanding, and dividing the sum of the products by the number of days in the year.
    (C) Computed by dividing total interest accrued for the year by the average principal amount outstanding for the year.
    (D) Unsecured promissory notes issued under informal credit arrangements with various banks with terms of 270 days or less.
    (E) Unsecured bearer promissory notes sold to dealers at a discount with a term of 270 days or less.
    (F) Classified as long-term debt by Allegheny Generating Company (AGC).


S-9                                                               SCHEDULE  X









ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

Supplementary Income Statement Information







The principal taxes charged directly to operating expenses were:


                                             1993         1992         1991

                                          (Thousands of Dollars)

Federal  (Unemployment, old
  age benefits, and environmental)        $ 16 674     $ 15 428     $ 14 438

State and local:
  Gross receipts                           112 811      111 993      112 524
  Property                                  35 218       33 565       29 587
  Capital stock or franchise                11 431       11 608        9 445
  Miscellaneous                              2 654        1 984        1 461


Total                                     $178 788     $174 578     $167 455


Charges for maintenance and depreciation other than amounts shown in the consolidated statement of income were not material.



    S-10                                                          SCHEDULE   V



    MONONGAHELA POWER COMPANY

    Property, Plant, and Equipment
    For Year Ended December 31, 1993




    Col. A                           Col. B            Col. C          Col. D         Col. E          Col. F

                                    Balance at                                       Other         Balance at
                                    beginning         Additions                      changes           end of
    Classification                  of period         at cost         Retirements    add (deduct)      period
                                                                                         (A)
    Electric Plant:

      In Service -
        Intangible              $       22 781                                                   $       22 781
        Production                 675 077 723    $ 47 309 309    $ 6 545 244                       715 841 788
        Transmission               228 495 826       5 260 144        430 170    $    (34 259)      233 291 541
        Distribution               520 924 116      33 211 083      7 487 342        (215 472)      546 432 385
        General                     42 311 896         902 192        512 660         (24 876)       42 676 552
      Held for future use              379 235                                                          379 235
      Construction work in progress 99 177 360      45 511 236                        (68 059)      144 620 537

        Total electric           1 566 388 937     132 193 964     14 975 416        (342 666)    1 683 264 819

    Other                              862 522           3 458         57 904         249 731         1 057 807

        Total                   $1 567 251 459    $132 197 422    $15 033 320    $    (92 935)   $1 684 322 626


    (A) Transfers between classifications and miscellaneous.




    S-11                                                           SCHEDULE   V



    MONONGAHELA POWER COMPANY

    Property, Plant, and Equipment
    For Year Ended December 31, 1992




    Col. A                         Col. B            Col. C          Col. D         Col. E          Col. F

                                   Balance at                                       Other           Balance at
                                   beginning         Additions                      changes         end of
    Classification                 of period         at cost         Retirements    add (deduct)    period
                                                                                       (A)
    Electric Plant:

      In Service -
        Intangible              $       11 269    $     11 513                   $         (1)   $       22 781
        Production                 656 737 232      21 363 654    $ 3 023 163                       675 077 723
        Transmission               222 514 953       6 349 420        195 127        (173 420)      228 495 826
        Distribution               488 514 551      38 632 293      6 329 945         107 217       520 924 116
        General                     41 118 464       2 426 672      1 210 667         (22 573)       42 311 896
      Held for future use              462 544                                        (83 309)          379 235
      Construction work in progress 48 565 134      50 599 498                         12 728        99 177 360

        Total electric           1 457 924 147     119 383 050     10 758 902        (159 358)    1 566 388 937

    Other                              718 780                          5 771         149 513           862 522

        Total                   $1 458 642 927    $119 383 050    $10 764 673    $     (9 845)   $1 567 251 459


    (A) Transfers between classifications and miscellaneous.




    S-12                                                         SCHEDULE   V



    MONONGAHELA POWER COMPANY

    Property, Plant, and Equipment
    For Year Ended December 31, 1991




    Col. A                        Col. B            Col. C          Col. D         Col. E          Col. F

                                 Balance at                                       Other           Balance at
                                 beginning         Additions                      changes         end of
    Classification               of period         at cost         Retirements    add (deduct)    period
                                                                                     (A)
    Electric Plant:

      In Service -
        Intangible              $       11 269                                                   $       11 269
        Production                 648 761 023    $  9 269 227    $ 1 293 018                       656 737 232
        Transmission               219 143 307       3 573 091        201 029    $       (416)      222 514 953
        Distribution               460 912 842      34 323 925      6 720 293          (1 923)      488 514 551
        General                     38 575 686       3 276 033        712 048         (21 207)       41 118 464
      Held for future use              607 561                                       (145 017)          462 544
      Construction work in progress 21 320 881      29 011 691                     (1 767 438)       48 565 134

        Total electric           1 389 332 569      79 453 967      8 926 388      (1 936 001)    1 457 924 147

    Other                              573 875          16 160         19 335         148 080           718 780

        Total                   $1 389 906 444    $ 79 470 127    $ 8 945 723    $ (1 787 921)   $1 458 642 927


    (A) Transfers between classifications and miscellaneous.


    S-13                                                        SCHEDULE   VI



    MONONGAHELA POWER COMPANY

    Accumulated Depreciation
    For Year Ended December 31, 1993



    Col. A                     Col. B            Col. C          Col. D         Col. E           Col. F

                              Balance at        Additions                      Other            Balance at
                              beginning         charged to costs               changes          end of
    Description               of period         and expenses    Retirements    add (deduct)     period

    Electric Plant:

      Production             $  350 945 870    $ 27 434 969    $ 6 541 129    $ (4 059 388)    $  367 780 322
      Transmission               89 160 507       6 494 390        430 170        (259 280)        94 965 447
      Distribution              182 324 348      20 617 872      7 317 336        (953 756)       194 671 128
      General                     6 061 011       1 506 298        512 660         293 141          7 347 790
      Amortization of limited-
        term investments              9 071           2 427                                            11 498

      Total electric            628 500 807      56 055 956     14 801 295      (4 979 283)       664 776 185

    Other                            94 304           4 296          7 735          80 071            170 936

      Total                  $  628 595 111    $ 56 060 252    $14 809 030    $ (4 899 212) (A)$  664 947 121

    (A) Cost of removal                                                             $ (8 550 639)
        Salvage                                                                        3 467 747
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                        176 040
        Accrued depreciation on properties acquired                                        7 640
                                                                                    $ (4 899 212)



    S-14                                                         SCHEDULE   VI



    MONONGAHELA POWER COMPANY

    Accumulated Depreciation
    For Year Ended December 31, 1992



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                              Balance at        Additions                      Other            Balance at
                              beginning         charged to costs               changes          end of
    Description               of period         and expenses    Retirements    add (deduct)     period

    Electric Plant:

      Production            $  330 861 806    $ 26 476 555    $ 3 023 163    $ (3 369 328)    $  350 945 870
      Transmission              82 525 689       6 372 265        195 127         457 680         89 160 507
      Distribution             171 103 255      19 647 182      6 307 664      (2 118 425)       182 324 348
      General                    5 713 628       1 366 155      1 208 512         189 740          6 061 011
      Amortization of limited-
        term investments             6 645           2 426                                             9 071

      Total electric           590 211 023      53 864 583     10 734 466      (4 840 333)       628 500 807

    Other                           99 471             171          5 338                             94 304

      Total                 $  590 310 494    $ 53 864 754    $10 739 804    $ (4 840 333) (A)$  628 595 111

    (A) Cost of removal                                                             $ (7 038 905)
        Salvage                                                                        2 001 927
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                        169 223
        Accrued depreciation on properties acquired                                       27 422
                                                                                    $ (4 840 333)



    S-15                                                     SCHEDULE   VI



    MONONGAHELA POWER COMPANY

    Accumulated Depreciation
    For Year Ended December 31, 1991



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                                               Additions
                             Balance at        charged to                     Other            Balance at
                             beginning         costs and                      changes          end of
    Description              of period          expenses     Retirements    add (deduct)     period

    Electric Plant:

      Production            $  307 657 807    $ 25 847 058    $ 1 293 017    $ (1 350 042)    $  330 861 806
      Transmission              76 762 167       6 238 834        201 030        (274 282)        82 525 689
      Distribution             160 738 070      18 469 010      6 695 151      (1 408 674)       171 103 255
      General                    4 848 484       1 348 283        689 048         205 909          5 713 628
      Amortization of limited-
        term investments             6 521             124                                             6 645

      Total electric           550 013 049      51 903 309      8 878 246      (2 827 089)       590 211 023

    Other                           91 404           1 362        152 644         159 349             99 471

      Total                 $  550 104 453    $ 51 904 671    $ 9 030 890    $ (2 667 740) (A)$  590 310 494

    (A) Cost of removal                                                      $ (5 044 644)
        Salvage                                                                 2 196 280
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                 167 239
        Accrued depreciation on properties acquired                                13 385
                                                                             $ (2 667 740)


    S-16                                                        SCHEDULE   VIII




    MONONGAHELA POWER COMPANY

    Valuation and Qualifying Accounts
    For Years Ended December 31, 1993, 1992, and 1991





    Col. A                       Col. B                  Col. C                  Col. D           Col. E

                                                         Additions
                               Balance at      Charged to      Charged to                       Balance at
                               beginning       costs and       other                            end of
    Description                of period       expenses        accounts        Deductions       period
                                                                 (A)             (B)


Allowance for uncollectible
accounts:

Year ended December 31, 1993  $  1,056,010    $  1,210,000    $    604,387    $  1,786,360     $  1,084,037

Year ended December 31, 1992  $  1,080,499    $  1,215,000    $    597,147    $  1,836,636     $  1,056,010

Year ended December 31, 1991  $    993,751    $  1,020,000    $    827,818    $  1,761,070     $  1,080,499

    (A) Recoveries.
    (B) Uncollectible accounts charged off.




    S-17                                                        SCHEDULE   IX


    MONONGAHELA POWER COMPANY

    Short-Term Borrowings
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A                    Col. B          Col. C           Col. D            Col. E           Col. F
                                             Weighted         Maximum           Average          Weighted
                                             average           amount            amount           average
  Category of aggregate     Balance at    interest rate      outstanding       outstanding     interest rate
  short-term borrowings     end of year   at end of year   during the year    during the year during the year
                                                                (A)                 (B)             (C)

    1993
    Notes payable (D)     $ 63 100 000        3.45%      $     63 100 000    $     10 626 882       3.20%
    Commercial paper (E)             -           -             24 072 849           3 466 796       3.19%
    Money pool (F)                   -           -             40 100 000           8 226 890       3.01%
      Total               $ 63 100 000

    1992
    Notes payable (D)     $          -           -       $     39 000 000    $      6 512 896       3.98%
    Commercial paper (E)             -           -             41 843 532          14 444 695       4.22%
    Money pool (F)           8 030 000        2.60%             8 030 000             108 497       3.31%
      Total               $  8 030 000

    1991
    Notes payable (D)     $ 18 240 000        5.13%      $     18 240 000    $      4 217 301       5.87%
    Commercial paper (E)    34 877 179        5.24%            44 807 760          28 426 519       5.94%
      Total               $ 53 117 179


    (A) The maximum amount outstanding at any month end during the year.
    (B) Computed by multiplying the principal amounts of short-term debt by the days outstanding, and dividing the sum of the products by the number of days in the year.
    (C) Computed by dividing total interest accrued for the year by the average principal amount outstanding for the year.
    (D) Unsecured promissory notes issued under informal credit arrangements with various banks with terms of 270 days or less.
    (E) Unsecured bearer promissory notes sold to dealers at a discount with a term of 270 days or less.
    (F) Internal arrangement for borrowing funds on a short-term basis.



S-18                                                              SCHEDULE  X









MONONGAHELA POWER COMPANY

Supplementary Income Statement Information







The principal taxes charged directly to operating expenses were:


                                             1993         1992         1991

                                                  (Thousands of Dollars)

Federal  (Unemployment, old
  age benefits, and environmental)        $  3 438     $  3 389     $  3 103

State and local:
  Gross receipts                            19 716       19 965       22 763
  Property                                   9 949        9 363        8 981
  Capital stock or franchise                   266          283          260
  Miscellaneous                                707          207          271


Total                                     $ 34 076     $ 33 207     $ 35 378

Charges for maintenance and depreciation other than amounts shown in the statement of income were not material.


S-19                                                        SCHEDULE   V



    THE POTOMAC EDISON COMPANY

    Property, Plant, and Equipment
    For Year Ended December 31, 1993




    Col. A                        Col. B            Col. C          Col. D         Col. E          Col. F

                                 Balance at                                       Other           Balance at
                                 beginning         Additions                      changes         end of
    Classification               of period         at cost         Retirements    add (deduct)    period
                                                                                     (A)
    Electric Plant:

      In Service -
        Intangible               $      216 140  $      9 585                                   $      225 725
        Production                  623 747 513    41 717 535    $ 5 994 897    $   (286 046)      659 184 105
        Transmission                251 069 515     7 966 882      1 223 047         270 316       258 083 666
        Distribution                614 935 665    49 903 533      4 672 795        (270 316)      659 896 087
        General                      62 512 389     5 167 354        324 099         286 045        67 641 689
      Held for future use             1 163 814                                                      1 163 814
      Construction work in progress 141 611 023    66 752 512                        (55 317)      208 308 218

        Total electric            1 695 256 059   171 517 401     12 214 838         (55 318)    1 854 503 304

    Other                             3 456 099           124                                        3 456 223

        Total                    $1 698 712 158  $171 517 525    $12 214 838    $    (55 318)   $1 857 959 527


    (A) Transfers between classifications and miscellaneous.


   S-20                                                         SCHEDULE   V



    THE POTOMAC EDISON COMPANY

    Property, Plant, and Equipment
    For Year Ended December 31, 1992




    Col. A                       Col. B            Col. C          Col. D         Col. E          Col. F

                                Balance at                                       Other           Balance at
                                 beginning         Additions                     changes         end of
    Classification               of period         at cost         Retirements   add (deduct)    period
                                                                                    (A)
    Electric Plant:

      In Service -
        Intangible              $      216 140                                                   $      216 140
        Production                 606 706 010    $ 19 949 591    $ 2 991 922    $     83 834       623 747 513
        Transmission               243 834 680       5 881 536        341 068       1 694 367       251 069 515
        Distribution               574 122 967      46 316 308      3 740 762      (1 762 848)      614 935 665
        General                     54 653 160       8 071 491        122 029         (90 233)       62 512 389
      Held for future use            1 372 303                                       (208 489)        1 163 814
      Construction work in progress 73 415 534      68 259 109                        (63 620)      141 611 023
      Sale of plant                    (72 525)                                        72 525

        Total electric           1 554 248 269     148 478 035      7 195 781        (274 464)    1 695 256 059

    Other                            3 446 207           9 892                                        3 456 099

        Total                   $1 557 694 476    $148 487 927    $ 7 195 781    $   (274 464)   $1 698 712 158


    (A) Transfers between classifications and miscellaneous.



    S-21                                                      SCHEDULE   V



    THE POTOMAC EDISON COMPANY

    Property, Plant, and Equipment
    For Year Ended December 31, 1991




    Col. A                         Col. B            Col. C          Col. D         Col. E          Col. F

                                   Balance at                                       Other           Balance at
                                   beginning         Additions                      changes         end of
    Classification                 of period         at cost         Retirements     add (deduct)   period
                                                                                         (A)
    Electric Plant:

      In Service -
        Intangible              $      124 449    $     91 691                                 $      216 140
        Production                 597 125 026      11 102 817    $ 1 526 755    $      4 922     606 706 010
        Transmission               217 637 199      27 063 792        762 238        (104 073)    243 834 680
        Distribution               532 452 408      45 741 801      3 787 543        (283 699)    574 122 967
        General                     47 865 842       7 824 186      1 132 679          95 811      54 653 160
      Held for future use            1 467 117                                        (94 814)      1 372 303
      Construction work
        in progress                 54 153 082      21 258 282                     (1 995 830)     73 415 534
      Sale of plant                                                                   (72 525)        (72 525)

        Total electric           1 450 825 123     113 082 569      7 209 215      (2 450 208)  1 554 248 269
    Other                            3 424 600          27 883                         (6 276)      3 446 207

        Total                   $1 454 249 723    $113 110 452    $ 7 209 215    $ (2 456 484) $1 557 694 476


    (A) Transfers between classifications and miscellaneous.

    S-22                                                        SCHEDULE   VI



    THE POTOMAC EDISON COMPANY

    Accumulated Depreciation
    For Year Ended December 31, 1993



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                                                Additions
                              Balance at        charged to                     Other            Balance at
                              beginning         costs and                      changes          end of
    Description               of period          expenses      Retirements    add (deduct)     period

    Electric Plant:

      Production             $  295 555 144    $ 26 085 922    $ 5 990 782    $ (3 524 286)    $  312 125 998
      Transmission               69 218 963       7 463 926      1 223 047         164 645         75 624 487
      Distribution              213 888 741      20 503 689      4 650 674        (469 360)       229 272 396
      General                    12 595 474       2 395 553        324 099         453 293         15 120 221

      Total electric            591 258 322      56 449 090     12 188 602      (3 375 708)       632 143 102

    Other                           120 080           5 104                                           125 184
      Total                  $  591 378 402    $ 56 454 194    $12 188 602    $ (3 375 708) (A)$  632 268 286

    (A) Cost of removal                                                       $ (7 915 385)
        Salvage                                                                  4 037 353
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                  494 083
        Accrued depreciation on properties acquired                                  6 565
        Miscellaneous                                                                1 676
                                                                              $ (3 375 708)


    S-23                                                     SCHEDULE   VI



    THE POTOMAC EDISON COMPANY

    Accumulated Depreciation
    For Year Ended December 31, 1992



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                                               Additions
                             Balance at        charged to                     Other            Balance at
                             beginning         costs and                      changes          end of
    Description              of period          expenses      Retirements     add (deduct)    period

    Electric Plant:

      Production            $  276 275 509    $ 24 431 324    $ 2 987 588    $ (2 164 101)    $  295 555 144
      Transmission              62 003 043       7 066 445        340 104         489 579         69 218 963
      Distribution             197 816 016      19 872 487      3 739 881         (59 881)       213 888 741
      General                   10 658 188       2 076 212        122 029         (16 897)        12 595 474

      Total electric           546 752 756      53 446 468      7 189 602      (1 751 300)       591 258 322

    Other                          114 763           5 317                                           120 080

      Total                 $  546 867 519    $ 53 451 785    $ 7 189 602    $ (1 751 300) (A)$  591 378 402

    (A) Cost of removal                                                      $ (4 996 767)
        Salvage                                                                 2 797 107
        Provisions for depreciation of motor vehicles - charged to
         transportation expense clearing account                                  477 551
        Accrued depreciation on properties acquired                                12 152
        Miscellaneous                                                             (41 343)
                                                                             $ (1 751 300)

    S-24                                                        SCHEDULE   VI



    THE POTOMAC EDISON COMPANY

    Accumulated Depreciation
    For Year Ended December 31, 1991



    Col. A                   Col. B            Col. C          Col. D         Col. E           Col. F

                                               Additions
                             Balance at        charged to                     Other            Balance at
                             beginning         costs and                      changes          end of
    Description              of period          expenses       Retirements    add (deduct)     period

    Electric Plant:

      Production             $  256 123 157    $ 22 796 808    $ 1 526 755    $ (1 117 701)    $  276 275 509
      Transmission               56 919 227       5 879 200        739 859         (55 525)        62 003 043
      Distribution              181 629 535      19 921 440      3 807 955          72 996        197 816 016
      General                     9 386 779       1 980 457      1 132 679         423 631         10 658 188

      Total electric            504 058 698      50 577 905      7 207 248        (676 599)       546 752 756

    Other                           109 446           5 317                                           114 763

      Total                  $  504 168 144    $ 50 583 222    $ 7 207 248    $   (676 599) (A)$  546 867 519

    (A) Cost of removal                                                       $ (3 510 174)
        Salvage                                                                  2 492 031
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                  398 267
        Accrued depreciation on properties acquired                                    910
        Miscellaneous                                                              (57 633)
                                                                              $   (676 599)

   S-25                                                        SCHEDULE   VIII




    THE POTOMAC EDISON COMPANY

    Valuation and Qualifying Accounts
    For Years Ended December 31, 1993, 1992, and 1991





    Col. A                             Col. B                     Col. C               Col. D        Col. E

                                                                Additions
                                       Balance at      Charged to      Charged to                    Balance at
                                       beginning       costs and       other                            end of
    Description                        of period       expenses        accounts        Deductions       period
                                                                       (A)             (B)


    Allowance for uncollectible
      accounts:

      Year ended December 31, 1993    $  1,178,009  $  1,412,000   $    790,089   $  2,172,119     $  1,207,979

      Year ended December 31, 1992    $  1,214,562  $  1,325,000   $    684,931   $  2,046,484     $  1,178,009

      Year ended December 31, 1991    $  1,176,266  $  1,280,000   $    746,717   $  1,988,421     $  1,214,562

    (A) Recoveries.
    (B) Uncollectible accounts charged off.





    S-26                                                         SCHEDULE   IX


    THE POTOMAC EDISON COMPANY

    Short-Term Borrowings
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A                     Col. B           Col. C          Col. D            Col. E           Col. F
                                               Weighted         Maximum          Average          Weighted
                                               average          amount          amount            average
  Category of aggregate      Balance at     interest rate    outstanding      outstanding      interest rate
  short-term borrowings      end of year    at end of year  during the year  during the year  during the year
                                                                 (A)               (B)              (C)

    1993
    Notes payable (D)        $          -          -       $     19 950 000  $      1 111 507       3.24%
    Commercial paper (E)                -          -                      -            36 155       2.97%
      Total                  $          -

    1992
    Notes payable (D)        $          -          -       $     19 900 000    $    2 923 169       3.57%
    Commercial paper (E)                -          -                      -           286 692       3.45%
    Money pool (F)                      -          -                      -           356 382       3.69%
      Total                  $          -

    1991
    Notes payable (D)        $          -          -       $              -     $       1 096       6.30%
    Commercial paper (E)                -          -             42 540 182        12 747 687       6.11%
      Total                  $          -

    (A) The maximum amount outstanding at any month end during the year.
    (B) Computed by multiplying the principal amounts of short-term debt by the days outstanding, and dividing the sum of the products by the number of days in the year.
    (C) Computed by dividing total interest accrued for the year by the average principal amount outstanding for the year.
    (D) Unsecured promissory notes issued under informal credit arrangements with various banks with terms of 270 days or less.
    (E) Unsecured bearer promissory notes sold to dealers at a discount with a term of 270 days or less.
    (F) Internal arrangement for borrowing funds on a short-term basis.


S-27                                                              SCHEDULE  X









THE POTOMAC EDISON COMPANY

Supplementary Income Statement Information







The principal taxes charged directly to operating expenses were:


                                             1993         1992         1991

                                                  (Thousands of Dollars)

Federal  (Unemployment, old
  age benefits, and environmental)        $  3 233     $  3 292     $  3 129

State and local:
  Gross receipts                            27 512       27 473       27 277
  Property                                  11 597       10 789       10 242
  Capital stock or franchise                 2 628        2 293        2 123
  Miscellaneous                              1 843        1 944        1 166


Total                                     $ 46 813     $ 45 791     $ 43 937


Charges for maintenance and depreciation other than amounts shown in the statement of income were not material.



    S-28                                                    SCHEDULE   V



    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

    Property, Plant, and Equipment
    For Year Ended December 31, 1993




    Col. A                       Col. B            Col. C          Col. D         Col. E          Col. F
                                Balance at                                       Other           Balance at
                                beginning         Additions                      changes         end of
    Classification              of period         at cost         Retirements    add (deduct)    period
                                                                                    (A)
    Electric Plant:

      In Service -
        Intangible                $    2 629 591  $     267 629                                 $    2 897 220
        Production                 1 170 698 541     50 662 495   $ 6 622 167   $  (337 736)     1 214 401 133
        Transmission                 266 941 700     17 834 700       813 163      (104 658)       283 858 579
        Distribution                 773 724 644     49 341 603     8 476 053       (42 250)       814 547 944
        General                      112 874 322      8 646 570     1 176 810      (134 839)       120 209 243
      Held for future use             78 254 630        384 968       386 436         6 625         78 259 787
      Construction work in progress  170 844 043    113 185 489                    (250 286)       283 779 246
      Acquisition adjustments            213 320                                   (140 818)            72 502
      Purchase of plant                                 351 000                                        351 000

        Total electric              2 576 180 791    240 674 454   17 474 629    (1 003 962)     2 798 376 654

    Other                               5 460 789                      48 475        21 858          5 434 172

        Total                      $2 581 641 580   $240 674 454  $17 523 104  $   (982 104)    $2 803 810 826


    (A) Transfers between classifications and miscellaneous.

    S-29                                                        SCHEDULE   V



    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

    Property, Plant, and Equipment
    For Year Ended December 31, 1992




    Col. A                         Col. B            Col. C          Col. D         Col. E          Col. F

                                   Balance at                                       Other           Balance at
                                   beginning         Additions                      changes         end of
    Classification                 of period         at cost         Retirements    add (deduct)    period
                                                                                       (A)
    Electric Plant:

      In Service -
        Intangible                $    2 651 892  $    (22 301)                                  $    2 629 591
        Production                 1 133 631 133    42 831 004    $ 5 448 972    $   (314 624)    1 170 698 541
        Transmission                 264 771 218     3 063 529        879 921         (13 126)      266 941 700
        Distribution                 731 706 329    51 317 244      9 186 991        (111 938)      773 724 644
        General                      108 439 081     5 873 012      1 270 185        (167 586)      112 874 322
      Held for future use             77 024 237     1 649 579        434 723          15 537        78 254 630
      Construction work in progress   85 003 206    85 940 371                        (99 534)      170 844 043
      Acquisition adjustments            354 133                                     (140 813)          213 320

        Total electric             2 403 581 229   190 652 438     17 220 792        (832 084)    2 576 180 791

    Other                              5 422 654                        5 720          43 855         5 460 789

        Total                     $2 409 003 883  $190 652 438    $17 226 512    $   (788 229)   $2 581 641 580


    (A) Transfers between classifications and miscellaneous.


   S-30                                                        SCHEDULE   V



    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

    Property, Plant, and Equipment
    For Year Ended December 31, 1991




    Col. A                         Col. B            Col. C          Col. D         Col. E          Col. F

                                   Balance at                                       Other           Balance at
                                   beginning         Additions                      changes         end of
    Classification                 of period         at cost         Retirements    add (deduct)    period
                                                                                       (A)
    Electric Plant:

      In Service -
        Intangible                 $    2 334 573  $    317 319                                  $    2 651 892
        Production                  1 118 165 497    18 054 457   $ 2 123 234    $   (465 587)    1 133 631 133
        Transmission                  259 736 956     6 163 351     1 163 738          34 649       264 771 218
        Distribution                  696 192 838    44 905 372     9 183 443        (208 438)      731 706 329
        General                        97 305 838    14 467 425     3 517 821         183 639       108 439 081
      Held for future use              85 650 866        20 612        17 391      (8 629 850)       77 024 237
      Construction work in progress    47 217 299    38 693 389                      (907 482)       85 003 206
      Acquisition adjustments             494 946                                    (140 813)          354 133

        Total electric              2 307 098 813   122 621 925    16 005 627     (10 133 882)    2 403 581 229

    Other                               5 327 374                      21 017         116 297         5 422 654

        Total                      $2 312 426 187  $122 621 925   $16 026 644    $(10 017 585)   $2 409 003 883


    (A) Transfers between classifications and miscellaneous.


    S-31                                                       SCHEDULE   VI



    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

    Accumulated Depreciation
    For Year Ended December 31, 1993



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                              Balance at        Additions                      Other            Balance at
                              beginning         charged to costs               changes          end of
    Description               of period         and expenses    Retirements    add (deduct)     period

    Electric Plant:

      Production              $  545 670 765    $ 48 160 172    $ 7 009 113    $ (5 635 481)    $  581 186 343
      Transmission                95 934 831       6 472 846        813 163        (800 884)       100 793 630
      Distribution               232 242 230      20 144 148      8 476 053         429 115        244 339 440
      General                     30 650 801       6 122 057      1 176 810         370 101         35 966 149

      Total electric             904 498 627      80 899 223     17 475 139      (5 637 149)       962 285 562

    Other                            407 147          17 420         48 474         (39 153)           336 940

      Total                   $  904 905 774    $ 80 916 643    $17 523 613    $ (5 676 302) (A)$  962 622 502

    (A) Cost of removal                                                             $(10 342 707)
        Salvage                                                                        2 636 779
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                        863 626
        Accrued depreciation on properties acquired                                        2 015
        Miscellaneous                                                                  1 163 985
                                                                                    $ (5 676 302)

    S-32                                                       SCHEDULE   VI



    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

    Accumulated Depreciation
    For Year Ended December 31, 1992



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                                                Additions
                              Balance at        charged to                     Other            Balance at
                              beginning         costs and                      changes          end of
    Description               of period          expenses       Retirements    add (deduct)     period

    Electric Plant:

      Production              $  518 684 616    $ 42 359 679    $ 5 848 497    $ (9 525 033)    $  545 670 765
      Transmission                90 177 601       6 883 136        879 921        (245 985)        95 934 831
      Distribution               223 605 688      18 513 912      9 186 992        (690 378)       232 242 230
      General                     25 156 515       5 747 751      1 305 382       1 051 917         30 650 801

      Total electric             857 624 420      73 504 478     17 220 792      (9 409 479)       904 498 627

    Other                            374 766          24 400          5 720          13 701            407 147

      Total                   $  857 999 186    $ 73 528 878    $17 226 512    $ (9 395 778) (A)$  904 905 774

    (A) Cost of removal                                                         $(13 759 719)
        Salvage                                                                    2 075 638
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                  1 010 260
        Accrued depreciation on properties acquired                                   10 190
        Miscellaneous                                                              1 267 853
                                                                                $ (9 395 778)


    S-33                                                        SCHEDULE   VI



    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

    Accumulated Depreciation
    For Year Ended December 31, 1991



    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                                                Additions
                              Balance at        charged to                     Other            Balance at
                              beginning         costs and                      changes          end of
    Description               of period          expenses       Retirements    add (deduct)     period

    Electric Plant:

      Production              $  487 695 353    $ 41 079 883    $ 2 134 142    $ (7 956 478)    $  518 684 616
      Transmission                83 469 736       7 070 529      1 163 738         801 074         90 177 601
      Distribution               215 589 920      17 194 269      9 183 443           4 942        223 605 688
      General                     22 580 680       5 048 125      3 524 304       1 052 014         25 156 515

      Total electric             809 335 689      70 392 806     16 005 627      (6 098 448)       857 624 420

    Other                            338 672          24 400         21 017          32 711            374 766

      Total                   $  809 674 361    $ 70 417 206    $16 026 644    $ (6 065 737) (A)$  857 999 186

    (A) Cost of removal                                                             $(11 822 254)
        Salvage                                                                        2 771 707
        Provisions for depreciation of motor vehicles - charged to
          transportation expense clearing account                                      1 050 925
        Accrued depreciation on properties acquired                                       14 283
        Miscellaneous                                                                  1 919 602
                                                                                    $ (6 065 737)


    S-34                                                       SCHEDULE   VIII




    WEST PENN POWER COMPANY AND SUBSIDARY COMPANIES

    Valuation and Qualifying Accounts
    For Years Ended December 31, 1993, 1992, and 1991





    Col. A                             Col. B          Col. C                          Col. D           Col. E

                                                                 Additions
                                       Balance at      Charged to      Charged to                   Balance at
                                       beginning       costs and         other                        end of
    Description                        of period       expenses        accounts        Deductions     period
                                                                         (A)              (B)


    Allowance for uncollectible
      accounts:

      Year ended December 31, 1993  $  1,130,085   $  3,110,000   $  1,151,865    $  4,265,706     $  1,126,244

      Year ended December 31, 1992  $  1,449,209   $  2,620,000   $    971,201    $  3,910,325     $  1,130,085

      Year ended December 31, 1991  $  1,318,933   $  2,290,000   $  1,084,933    $  3,244,657     $  1,449,209

    (A) Recoveries.
    (B) Uncollectible accounts charged off.




    S-35                                                       SCHEDULE   IX


    WEST PENN POWER COMPANY AND SUBSIDARY COMPANIES

    Short-Term Borrowings
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A                   Col. B              Col. C          Col. D             Col. E         Col. F

                                             Weighted         Maximum           Average           Weighted
                                              average          amount           amount             average
  Category of aggregate     Balance at     interest rate     outstanding       outstanding      interest rate
  short-term borrowings     end of year    at end of year  during the year   during the year    during the year
                                                                (A)                (B)               (C)

    1993
    Notes payable (D)     $          -             -      $     44 500 000    $    9 081 151         3.18%
    Money pool (F)                   -             -             8 750 000         1 166 000         3.01%
      Total               $          -

    1992
    Notes payable (D)     $          -             -      $     28 255 000    $    6 697 877         3.69%
    Commercial paper (E)             -             -            19 972 719         1 360 973         4.04%
    Money pool (F)                   -             -            33 580 000         8 102 796         3.42%
      Total               $          -

    1991
    Notes payable (D)     $          -             -      $      1 000 000    $      625 205         6.80%
    Commercial paper (E)             -             -            71 189 328         9 523 338         7.43%
      Total               $          -


    (A) The maximum amount outstanding at any month end during the year.
    (B) Computed by multiplying the principal amounts of short-term debt by the days outstanding, and dividing the sum of the products by the number of days in the year.
    (C) Computed by dividing total interest accrued for the year by the average principal amount outstanding for the year.
    (D) Unsecured promissory notes issued under informal credit arrangements with various banks with terms of 270 days or less.
    (E) Unsecured bearer promissory notes sold to dealers at a discount with a term of 270 days or less.
    (F) Internal arrangement for borrowing funds on a short-term basis.



 S-36                                                            SCHEDULE  X









WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

Supplementary Income Statement Information







The principal taxes charged directly to operating expenses were:


                                             1993         1992         1991

                                                 (Thousands of Dollars)

Federal  (Unemployment, old
  age benefits, and environmental)        $  6 903     $  5 758     $  5 388

State and local:
  Gross receipts                            63 771       62 632       60 474
  Property                                  10 175       10 162        7 865
  Capital stock or franchise                 8 534        9 053        7 041
  Miscellaneous                               (134)        (305)        (138)


Total                                     $ 89 249     $ 87 300     $ 80 630


Charges for maintenance and depreciation other than amounts shown in the consolidated statement of income were not material.


S-37                                                        SCHEDULE   V

    ALLEGHENY GENERATING COMPANY

    Property, Plant, and Equipment
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A                         Col. B            Col. C          Col. D         Col. E          Col. F

                                  Balance at                                       Other           Balance at
                                  beginning         Additions                      changes         end of
    Classification                of period         at cost         Retirements    add (deduct)    period

    1993
      Electric Plant:
      Intangible                   $       13 622                                                $      13 622
      Production                      778 209 476  $    509 040  $ 2 901 187                       775 817 329
      Transmission                     44 015 019        32 805                                     44 047 824
      General                           2 829 320        60 876       76 356                         2 813 840
      Construction work in progress       425 760     1 785 843                                      2 211 603

          Total                    $  825 493 197  $  2 388 564  $ 2 977 543    $          0    $  824 904 218

    1992
      Electric Plant:
     Intangible                    $       13 622                                               $       13 622
     Production                       774 231 850  $  4 044 099   $   66 473                       778 209 476
     Transmission                      44 014 330           689                                     44 015 019
        General                         2 721 154       122 126       13 960                         2 829 320
        Construction work in progress   1 350 747      (924 987)                                       425 760

          Total                    $  822 331 703  $  3 241 927  $    80 433    $          0    $  825 493 197

    1991
      Electric Plant:
      Intangible                                   $     13 622                                 $       13 622
      Production                   $  774 514 430       101 333  $   383 913                       774 231 850
      Transmission                     43 344 775       669 555                                     44 014 330
      General                           2 630 600       129 544       38 990                         2 721 154
      Construction work in progress       934 688       416 059                                      1 350 747

        Total                      $  821 424 493  $  1 330 113  $   422 903    $          0    $  822 331 703





    S-38                                                         SCHEDULE   VI

    ALLEGHENY GENERATING COMPANY

    Accumulated Depreciation
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A                    Col. B            Col. C          Col. D         Col. E           Col. F

                                                Additions
                              Balance at        charged to                     Other            Balance at
                              beginning         costs and                      changes          end of
    Description               of period          expenses       Retirements    add (deduct)     period

    1993
      Electric Plant:
        Production            $  106 529 475    $ 15 489 593    $ 2 901 187    $   (234 510)    $  118 883 371
        Transmission               8 013 683       1 259 988                        (12 369)         9 261 302
        General                      141 205         149 045         76 356          17 019            230 913

        Total                 $  114 684 363    $ 16 898 626    $ 2 977 543    $   (229 860) (A)$  128 375 586

    1992
      Electric Plant:
        Production            $   91 154 823    $ 15 429 558    $    66 473    $     11 567     $  106 529 475
        Transmission               6 760 608       1 253 075                                         8 013 683
        General                         (771)        144 522         13 960          11 414            141 205

          Total               $   97 914 660    $ 16 827 155    $    80 433    $     22 981  (A)$  114 684 363

    1991
      Electric Plant:
        Production            $   76 100 836    $ 15 393 144    $   383 913    $     44 756     $   91 154 823
        Transmission               5 520 313       1 244 022                         (3 727)         6 760 608
        General                     (107 033)        140 548         38 990           4 704               (771)

          Total               $   81 514 116    $ 16 777 714    $   422 903    $     45 733  (A)$   97 914 660

                                                                     1993             1992              1991
(A) Cost of removal                                             $  (350 260)   $     (9 504)    $      (60 965)
      Salvage                                                       120 400          32 485            106 698
                                                                $  (229 860)   $     22 981     $       45 733

    S-39                                                          SCHEDULE   IX


    ALLEGHENY GENERATING COMPANY

    Short-Term Borrowings
    For Years Ended December 31, 1993, 1992, and 1991


    Col. A               Col. B              Col. C          Col. D              Col. E              Col. F

                                            Weighted         Maximum             Average            Weighted
                                             average          amount              amount            average
Category of aggregate   Balance at      interest rate       outstanding         outstanding      interest rate
short-term borrowings   end of year     at end of year    during the year     during the year   during the year
                                                               (A)                 (B)                 (C)

1993
Commercial paper (D)   $ 21 361 630          3.53%      $     42 365 409    $     17 450 789           3.18%
Money pool (E)           29 500 000          2.85%            55 230 000          27 558 595           3.01%
 Total                 $ 50 861 630

1992
Commercial paper (D)   $          -              -       $     61 059 403    $     25 949 661          4.17%
Money pool (E)           50 870 000          2.60%             59 180 000          28 462 475          3.28%
 Total                 $ 50 870 000

1991
Commercial paper (D)   $ 65 712 494          4.65%       $    109 553 714    $     97 212 434          6.10%
 Total                 $ 65 712 494



    (A) The maximum amount outstanding at any month end during the year.
    (B) Computed by multiplying the principal amounts of short-term debt by the days outstanding, and dividing the sum of the products by the number of days in the year.
    (C) Computed by dividing total interest accrued for the year by the average principal amount outstanding for the year.
    (D) Unsecured bearer promissory notes sold to dealers at a discount with a term of 270 days or less. Classified as long-term debt.
    (E) Internal arrangement for borrowing funds on a short-term basis.
        Classified as long-term debt.

S-40                                                             SCHEDULE  X









ALLEGHENY GENERATING COMPANY

Supplementary Income Statement Information







The principal taxes charged directly to operating expenses were:


                                             1993         1992         1991

                                                  (Thousands of Dollars)


Federal  (Environmental)                  $     40     $     62     $     55

State and local:
  Gross receipts                             1 812        1 923        2 010
  Property                                   3 497        3 251        2 498


Total                                     $  5 349     $  5 236     $  4 563


Supplementary Data

Quarterly Financial Data
(Thousands of Dollars)

                         Electric
                         Operating       Operating     Net        Earnings
Quarter ended            Revenues         Income       Income     Per Share

APS
March 1992               $622 614         $105 292     $67 300       $.62
June 1992                 555 800           79 816      42 498        .39
September 1992            551 993           82 635      44 320        .39
December 1992             576 251           88 321      49 429        .44

March 1993                614 678          107 524      67 609        .59
June 1993                 552 380           83 292      44 358        .39
September 1993            583 311           94 119      54 527        .48
December 1993             581 157           89 704      49 262        .42

Monongahela
March 1992               $163 557         $ 21 384     $15 981
June 1992                 145 122           15 195       9 756
September 1992            159 061           21 536      14 748
December 1992             164 223           23 946      17 859

March 1993                165 542           24 289      18 252
June 1993                 145 241           17 174      11 571
September 1993            165 489           22 038      15 787
December 1993             165 572           22 802      16 088


Potomac Edison
March 1992               $191 082         $ 31 571     $25 306
June 1992                 165 415           21 479      15 293
September 1992            160 661           19 482      13 089
December 1992             170 729           19 616      13 788

March 1993                196 182           33 963      26 779
June 1993                 170 732           24 852      17 514
September 1993            172 780           23 605      17 372
December 1993             172 891           19 296      11 802


West Penn
March 1992               $291 956         $ 39 264     $31 367
June 1992                 265 975           30 614      22 813
September 1992            253 829           28 829      21 202
December 1992             265 081           32 231      22 774

March 1993                280 018           37 151      27 647
June 1993                 259 873           29 284      20 311
September 1993            271 466           36 475      26 121
December 1993             273 620           38 442      27 982


AGC
March 1992               $ 24 384         $ 13 628     $ 7 900
June 1992                  24 024           13 364       7 695
September 1992             23 970           13 281       7 603
December 1992              23 769           13 015       7 526

March 1993                 23 423           12 818       7 219
June 1993                  23 730           12 745       7 478
September 1993             23 391           12 555       7 365
December 1993              20 062           10 371       5 120

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

              For APS and the Subsidiaries, none.

                                                          PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   APS, Monongahela, Potomac Edison, West Penn, and AGC. Reference is made to the Executive Officers of the Registrants in Part I of this report.
The names, ages, and the business experience during the past five years of the directors of the System companies are set forth below:

                    Business Experience during                 Director since date shown of
   Name                the Past Five Years            Age       APS      MP     PE        WP     AGC

Eleanor Baum                 See below  (a)           53       1988    1988    1988     1988
William L. Bennett           See below  (b)           44       1991    1991    1991     1991
Klaus Bergman                System employee  (1)     62       1985    1985    1985     1979    1982
Stanley I. Garnett, II       System employee  (1)     50               1990    1990     1990    1990
Benjamin H. Hayes            System employee  (1)     59               1992
Kenneth M. Jones             System employee  (1)     56                                        1991
Phillip E. Lint              See below  (c)           64       1989    1989    1989     1989
Edward H. Malone             See below  (d)           69       1985    1985    1985     1985
Frank A. Metz, Jr.           See below  (e)           59       1984    1984    1984     1984
Clarence F. Michalis         See below  (f)           71       1973    1973    1973     1973
Alan J. Noia                 System employee  (1)     46                       1987
Jay S. Pifer                 System employee  (1)     56                                1992
Steven H. Rice               See below  (g)           50       1986    1986    1986     1986
Gunnar E. Sarsten            See below  (h)           57       1992    1992    1992     1992
Peter L. Shea                See below  (i)           61       1993    1993    1993     1993
Peter J. Skrgic              System employee  (1)     52               1990    1990     1990    1989

(1) See Executive Officers of the Registrants in Part I of this report for further details.

(a) Eleanor Baum.  Dean of the Albert Nerken School of Engineering of
    The Cooper Union for the Advancement of Science and Art.
    Director of United States Trust Company, Commissioner of the Engineering Manpower Commission, and a fellow of the Institute of Electrical and Electronic Engineers and the Society of Women Engineers. Ms. Baum filed one late report on Form 4 concerning one purchase transaction in 1993.

(b) William L. Bennett. Co-Chairman, Director and Chief Executive Officer of Noel Group, Inc. Formerly, General partner, Discovery Funds, a venture capital affiliate of Rockefeller & Company, Inc. Chairman of the Board of TDX Corporation. Director of Forschner Group, Inc., Global Natural Resources Inc., Lincoln Snacks Company, Simmons
    Outdoor Corporation and VISX, Inc.

(c) Phillip E. Lint.  Retired.  Formerly, partner, Price Waterhouse.

(d) Edward H. Malone. Retired. Formerly, Vice President of General Electric Company and Chairman, General Electric Investment Corporation.
    Director of Fidelity Group of Mutual Funds, General Re Corporation, Mattel, Inc., and Corporate Property Investors, a real estate investment trust.

(e) Frank A. Metz, Jr. Retired. Formerly, Senior Vice President, Finance and Planning, and Director, International Business Machines Corporation. Director of Monsanto Company and Norrell Corporation.

(f) Clarence F. Michalis. Chairman of the Board of Directors of Josiah Macy, Jr. Foundation, a tax-exempt foundation for medical research and education. Director of Schroder Capital Funds Inc.

(g) Steven H. Rice. Business consultant and attorney-at-law. Formerly, President and Chief Operating Officer and Director of The Seamen's Bank for Savings. Director and member of the Investment and Audit Committees of Royal Group, Inc. (The Royal Insurance Companies). Director and
    Vice Chairman of the Board of The Stamford (CT) Federal Savings Bank.

(h) Gunnar E. Sarsten. President and Chief Operating Officer of Morrison Knudsen Corporation. Formerly, President and Chief Executive Officer of United Engineers & Constructors International, Inc., a subsidiary of the Raytheon Company, and Deputy Chairman of the Third District Federal Reserve Bank in Philadelphia.

(i) Peter L. Shea. Managing director of Hydrocarbon Energy, Inc., a privately owned oil and gas development drilling and production company.

ITEM 11.   EXECUTIVE COMPENSATION

         During 1993, and for 1992 and 1991, the annual compensation paid by each of the System companies, APS, APSC, Monongahela, Potomac Edison, West Penn, and AGC directly or indirectly for services in all capacities to such companies to their Chief Executive Officer and each of the four most highly paid executive officers of each such company whose cash compensation exceeded $100,000 was as follows:

                                               Summary Compensation Tables

                                                           APS

                                                 Annual Compensation (a)
                                                                            Other             All
Name                                                                        Annual            Other
and                                                                         Compen-          Compen-
Principal                                                                   sation           sation
Position                Year          Salary($)             Bonus($)(b)     ($)(c)           ($)(d)

Klaus Bergman,          1993          460,008               80,000                           46,889
Chief Executive         1992          445,008               80,000                           13,529(e)
Officer and             1991          425,004               70,000                            6,037
President (f)


Stanley I. Garnett, II 1993           206,004               35,000                           24,006
Vice President (f)      1992          195,600               35,000                            7,939(e)
                        1991          180,600               29,000                            5,752


Peter J. Skrgic,        1993          185,004               31,000           (g)             18,678
Vice President (f)      1992          175,008               29,000           (g)              8,325(e)
                        1991          161,004               27,000           (g)              5,696


Nancy H. Gormley,       1993          162,504               28,000                           15,446
Vice President (f)      1992          150,000               26,000                            8,159(e)
                        1991          137,508                (h)                              4,755


Kenneth M. Jones,       1993          155,004               27,000          17,423(i)        12,879
Vice President (f)      1992          147,504               23,000          17,457(i)         9,359(e)
                        1991          135,629                (h)                              5,304

(a) APS has no paid employees.  All salaries and bonuses are paid by APSC.

(b) Bonus amounts are determined and paid in April of the year in which the figure appears and are based upon performance in the prior year.

(c) Amounts constituting less than 10% of the total annual salary and bonus are not disclosed. All officers did receive miscellaneous other items amounting to less than 10% of total annual salary and bonus.

(d) Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them. Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan) as described in note (a) on p. 53. To do this, APS purchased, during 1993, life insurance on the lives of the covered executives. The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment for both the Executive
Life Insurance and Secured Benefit Plans (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic
Group Life Insurance program plan and the contribution for the 401(k) plan. For 1993, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans and (b) 401(k) contributions as follows: Mr. Bergman $42,392 and $4,497;
Mr. Garnett $19,509 and $4,497; Mr. Skrgic $14,181 and $4,497; Ms. Gormley $11,152 and $4,294; and Mr. Jones $8,382 and $4,497, respectively.

(e) These amounts as previously reported did not include the following amounts representing the dollar value of the benefit to the executive officer of the remainder of the premium paid on the Executive Life Insurance Plan: Mr. Bergman $786; Mr. Garnett $210; Mr. Skrgic $218; Ms. Gormley $232; and
    Mr. Jones $519.

(f) See Executive Officers of the Registrants for other positions held.

(g) Although less than 10% of total annual salary and bonus, Mr. Skrgic received a $15,000 housing allowance in 1993, 1992 and 1991.

(h) The incentive plan was not in effect for these officers in 1991.

(i) Includes $15,000 housing allowance for both 1993 and 1992 and miscellaneous other items totaling $2,423 and $2,457 for 1993 and 1992, respectively.




                                               Summary Compensation Tables


                                                       MONONGAHELA


                                                   Annual Compensation



Name                                                                                              All Other
and                                                                                                Compen-
Principal                                                                                          sation
Position                                Year                Salary($)           Bonus($)(a)         ($)(b)

Klaus Bergman,                          1993
Chief Executive                         1992
Officer (c)                             1991


Benjamin H. Hayes,                      1993                189,996             30,000            19,668
President                               1992                180,000             27,000            11,114(d)
                                        1991                156,250             27,000             5,151


Thomas A. Barlow,                       1993                119,496             16,000            12,777
Vice President                          1992                113,247             15,000             7,145(d)
                                        1991                105,999               (e)              4,197


Robert R. Winter,                       1993                119,502             17,000            19,529
Vice President                          1992                112,002             15,000             6,332(d)
                                        1991                103,998               (e)              4,120


Richard E. Myers,                       1993                110,121             10,000            17,246
Comptroller                             1992                104,581             10,000             7,486(d)
                                        1991                 98,000               (e)              3,882


(a) Bonus amounts are determined and paid in April of the year in which the figure appears and are based upon performance in the prior year.

(b) Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Executive officers and other senior managers remain under the prior plan.
           In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them. Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan) as described in note (a) on p.53. To do this, APS purchased, during 1993, life insurance on the lives of the covered executives. The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or
           (b) the later of age 65 or 10 years from the date of the policy's inception. The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment for both the Executive Life Insurance and Secured
           Benefit Plans (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic Group Life Insurance program plan and the contribution for the 401(k) plan. For 1993, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive
           Life Insurance and Secured Benefit Plans and (b) 401(k) contributions as follows: Mr. Hayes $15,171 and $4,497; Mr.
           Barlow $9,194 and $3,583; Mr. Winter $15,946 and $3,583; and
           Mr. Myers $13,944 and $3,302, respectively.

(c) The total compensation Messrs. Bergman, Garnett, Skrgic, Jones and Ms. Gormley received for services in all capacities to APS, APSC and the Subsidiaries is set forth in the Summary Compensation Table for APS.

(d) These amounts as previously reported did not include the following amounts representing the dollar value of the benefit to the executive officer of the remainder of the premium paid on the Executive Life Insurance
           Plan: Mr. Hayes $381; Mr. Barlow $494; Mr. Winter $147; and Mr.
           Myers $215.


(e)        The incentive plan was not in effect for these officers in 1991.


                                               Summary Compensation Tables


                                                     POTOMAC EDISON


                                                   Annual Compensation


Name                                                                                              All Other
and                                                                                                Compen-
Principal                                                                                          sation
Position                                Year                Salary($)           Bonus($)(a)         ($)(b)

Klaus Bergman,                          1993
Chief Executive                         1992
Officer (c)                             1991


Alan J. Noia,                           1993                212,500             38,000            20,107
President                               1992                200,000             38,000             7,975(d)
                                        1991                185,833             35,000             6,990


Robert B. Murdock,                      1993                135,000             19,000            12,936
Vice President                          1992                128,914             18,000             8,853(d)
                                        1991                122,501               (e)              5,831


James D. Latimer,                       1993                119,996             15,000            12,971
Vice President                          1992                111,666             15,000             7,625(d)
                                        1991                103,255               (e)              4,969


Thomas J. Kloc,                         1993                112,500             10,000            11,204
Comptroller                             1992                107,004              9,000             5,366(d)
                                        1991                100,500               (e)              4,839


(a)        Bonus amounts are determined and paid in April of the year in which the figure appears and are based upon performance in the prior year.

(b)        Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter.  Executive officers and other senior managers remain under the prior plan.  In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them.  Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan)
           as described in note (a) on p. 53.  To do this, APS purchased, during 1993, life insurance on the lives of the covered executives.  The premium costs of both the
           1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception.  The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment for both the Executive Life Insurance and Secured
           Benefit Plans (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic Group Life Insurance program plan and the contribution for the 401(k) plan.  For 1993, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the
           Group Life Insurance program and the Executive Life Insurance and Secured Benefit
           Plans and (b) 401(k) contributions as follows:  Mr. Noia $15,610 and $4,497; Mr.
           Murdock $9,081 and $3,855; Mr. Latimer $9,371 and $3,600; and Mr. Kloc $7,829 and
           $3,375, respectively.

(c)        The total compensation Messrs. Bergman, Garnett, Skrgic, Jones and Ms. Gormley
           received for services in all capacities to APS, APSC and the Subsidiaries is set forth in the Summary Compensation Table for APS.

(d)        These amounts as previously reported did not include the following amounts representing the dollar value of the benefit to the executive officer of the remainder of the premium paid on the Executive Life Insurance Plan: Mr. Noia
           $186; Mr. Murdock $310; Mr. Latimer $211; and Mr. Kloc $99.

(e)        The incentive plan was not in effect for these officers in 1991.


                                               Summary Compensation Tables


                                                        WEST PENN


                                                   Annual Compensation


Name                                                                                              All Other
and                                                                                                Compen-
Principal                                                                                          sation
Position                                Year                Salary($)           Bonus($)(a)         ($)(b)

Klaus Bergman,                          1993
Chief Executive                         1992
Officer (c)                             1991


Jay S. Pifer,                           1993                175,500             28,000            18,093
President                               1992                156,495             26,000             9,870(d)
                                        1991                133,754               (e)              4,854


Thomas K. Henderson,                    1993                124,004             17,000            17,570
Vice President                          1992                117,838             15,000             6,887(d)
                                        1991                110,924               (e)              4,335

Charles S. Ault,                        1993                114,419             15,000            12,673
Vice President                          1992                107,129             14,000             6,764(d)
                                        1991                 99,335               (e)              5,266

Charles V. Burkley,                     1993                112,996             10,000            10,544
Comptroller                             1992                106,913             10,000             6,748(d)
                                        1991                 96,706               (e)              3,780


(a)        Bonus amounts are determined and paid in April of the year in which the figure appears and are based upon performance in the prior year.

(b)        Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter.  Executive officers and other senior managers remain under the prior plan.  In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them.  Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan)
           as described in note (a) on p. 53.  To do this, APS purchased, during 1993, life insurance on the lives of the covered executives.  The premium costs of both the
           1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception.  The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment for both the Executive Life Insurance and Secured
           Benefit Plans (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic Group Life Insurance program plan and the contribution for the 401(k) plan.  For 1993, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the
           Group Life Insurance program and the Executive Life Insurance and Secured Benefit
           Plans and (b) 401(k) contributions as follows:  Mr. Pifer $13,596 and $4,497; Mr.
           Henderson $13,850 and $3,720; Mr. Ault $9,240 and $3,433; and Mr. Burkley $7,154
           and $3,390, respectively.

(c)        The total compensation Messrs. Bergman, Garnett, Skrgic, Jones and Ms. Gormley
           received for services in all capacities to APS, APSC and the Subsidiaries is set forth in the Summary Compensation Table for APS.

(d)        These amounts as previously reported did not include the following amounts representing the dollar value of the benefit to the executive officer of the remainder of the premium paid on the Executive Life Insurance Plan: Mr. Pifer
           $270; Mr. Henderson $174; Mr. Ault $191; and Mr. Burkley $280.

(e)        The incentive plan was not in effect for these officers in 1991.


                                            Summary Compensation Tables


                                                           AGC


                                                 Annual Compensation (a)



Name                                                          All Other
and                                                           Compen-
Principal                                                     sation
Position   Year     Salary($)           Bonus($)               ($)




(a)        AGC has no paid employees.

                            DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE


                                                               Estimated
                       Name and Capacities                 Annual Benefits
Company                 in Which Served                   on Retirement (a)

APS (b)
                     Klaus Bergman, President*                $235,270
                       and Chief Executive
                           Officer (c)

                     Stanley I. Garnett, II,                   112,320
                    Vice President, Finance (c)

                        Peter J. Skrgic,                       126,000
                       Vice President (c)

                       Kenneth M. Jones,                        90,004
                       Vice President and
                        Comptroller (c)

                        Nancy H. Gormley,                       78,404
                       Vice President (c)



Monongahela
                          Klaus Bergman,                     $
                 Chief Executive Officer (c)(d)

                        Benjamin H. Hayes,                       113,364
                           President

                         Thomas A. Barlow,                        70,788
                          Vice President

                         Robert R. Winter,                        67,896
                           Vice President

                         Richard E. Myers,                        67,200
                            Comptroller



*  Elected Chairman of the Board effective January 1, 1994.

                                                            Estimated
                      Name and Capacities                 Annual Benefits
Company                in Which Served                    on Retirement (a)

  Potomac Edison
                        Klaus Bergman,                      $
                  Chief Executive Officer (c)(d)

                        Alan J. Noia,                         133,200
                         President

                        Robert B. Murdock,                     80,677
                         Vice President

                         James D. Latimer,                     75,298
                          Vice President

                         Thomas J. Kloc,                       68,591
                           Comptroller



West Penn
                          Klaus Bergman,                     $
                  Chief Executive Officer (c)(d)

                          Jay S. Pifer,                        111,463
                            President

                        Thomas K. Henderson,                    73,127
                           Vice President

                          Charles S. Ault,                      71,100
                           Vice President

                         Charles V. Burkley,                    66,442
                             Comptroller



Allegheny
Generating Company
                                No paid employees.

(a) Assumes present insured benefit plan and salary continue and retirement at age 65 with single life annuity. Under plan provisions, the annual rate of benefits payable at the normal retirement age of 65 are computed by adding (i) 1% of final average pay up to covered compensation times years of service up to 35 years, plus (ii) 1.5% of final average pay in excess of covered compensation times years of service up to 35 years, plus (iii) 1.3% of final average pay times years of service in excess of 35 years. Covered compensation is the average of the maximum taxable Social Security wage bases during the 35 years preceding the member's retirement, except that years before 1959 are not taken into account for purposes of this average. The final average pay benefit is based on the member's average total earnings during the highest-paid 60 consecutive calendar months or, if smaller, the member's highest rate of pay as of any July 1st.
    Effective July 1, 1993 the maximum amount of any employee's compensation that may be used in these computations is $235,840. The maximum amount will be reduced to $150,000 effective July 1, 1994 as a result of The Omnibus Budget Reconciliation Act of 1993. Benefits for employees retiring between 55 and 62 differ from the foregoing.

    Pursuant to a supplemental plan (Secured Benefit Plan), senior executives of Allegheny Power System companies who retire at age 60 or over with 40 or more years of service are entitled to a supplemental retirement benefit in an amount that, together with the benefits under the basic plan and from other employment, will equal 60% of the executive's highest average monthly earnings for any 36 consecutive months. The supplemental benefit is reduced for less than 40 years service and for retirement age from 60 to 55. It is included in the amounts shown where applicable. In order to provide funds to pay such benefits, effective January 1, 1993 the Company purchased insurance on the lives of the plan participants. The Secured Benefit Plan has been designed that if the assumptions made as to mortality experience, policy dividends, and other factors are realized, the Company will recover all premium payments, plus a factor for the use of the Company's money. All executive officers are participants in the Secured Benefit Plan. This does not include benefits from an Employee Stock Ownership and Savings Plan (ESOSP) established as a non-contributory stock ownership plan for all eligible employees effective January 1, 1976, and amended in 1984 to include a savings program. Under the ESOSP for 1993, all eligible employees may elect to have from 2% to 7% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions. Employees direct the investment of these contributions into one or more of five available funds. Each System company matches 50% of the pre-tax contributions up to 6% of compensation with common stock of Allegheny Power System, Inc. Effective January 1, 1993 the maximum amount of any employee's compensation that may be used in these computations is $235,840. Effective January 1, 1994, the amount was reduced to $150,000 as a result of The Omnibus Budget Reconciliation Act of 1993. Employees' interests in the ESOSP vest immediately. Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment.

(b)        APS has no paid employees.  These executives are employees of APSC.

(c)        See Executive Officers of the Registrants for other positions held.

(d) The total estimated annual benefits on retirement payable to Mr. Bergman for services in all capacities to APS, APSC and the Subsidiaries is set forth in the table for APS.


                                   Compensation of Directors


           In 1993, APS directors who were not officers or employees of System companies received for all services to System companies (a) $16,000 in retainer fees, (b)
$800 for each committee meeting attended, except
Executive Committee meetings which are $200, and (c)
$250 for each Board meeting of each company attended.
Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

           The table below shows the number of shares of APS common stock that are beneficially owned, directly or indirectly, by each director and executive officer of APS,
Monongahela, Potomac Edison, West Penn, and AGC and by all directors and executive officers of each such company as a group as of January 14, 1994.  To the best of the knowledge of
APS, there is no person who is a beneficial owner of more than 5% of the voting securities of APS other than the one shareholder shown below.


                                         Executive                   Shares of
                                         Officer or                     APS                    Percent
Name                                     Director of                Common Stock               of Class

Charles S. Ault                          WP                             4,072          Less than .01%
Thomas A. Barlow                         MP                             6,725                        "
Eleanor Baum                             APS,MP,PE,WP                   2,000                        "
William L. Bennett                       APS,MP,PE,WP                   2,362                        "
Klaus Bergman                            APS,MP,PE,WP,AGC               9,519                        "
Charles V. Burkley                       WP                             2,134                        "
Stanley I. Garnett, II                   APS,MP,PE,WP,AGC               3,940                        "
Nancy H. Gormley                         APS, MP                        5,001                        "
Benjamin H. Hayes                        MP                             5,082                        "
Thomas K. Henderson                      WP                             3,444                        "
Kenneth M. Jones                         APS,AGC                        3,996                        "
Thomas J. Kloc                           PE,AGC                         2,823                        "
James D. Latimer                         PE                             4,765                        "
Phillip E. Lint                          APS,MP,PE,WP                     600                        "
Edward H. Malone                         APS,MP,PE,WP                   1,468                        "
Frank A. Metz, Jr.                       APS,MP,PE,WP                   1,795                        "
Clarence F. Michalis                     APS,MP,PE,WP                   1,000                        "
Robert B. Murdock                        PE                             7,571                        "
Richard E. Myers                         MP                             3,899                        "
Alan J. Noia                             PE                            10,235                        "
Jay S. Pifer                             WP                             7,087                        "
Steven H. Rice                           APS,MP,PE,WP                   2,030                        "
Gunnar E. Sarsten                        APS,MP,PE,WP                   5,000                        "
Peter L. Shea                            APS,MP,PE,WP                     900                        "
Peter J. Skrgic                          APS,MP,PE,WP,AGC               5,026                        "
Robert R. Winter                         MP                             2,997                        "

Franklin Resources, Inc.                                            6,393,300                       5.4%
  777 Mariners Island Blvd.
  San Mateo, CA  94404

All directors and executive officers
of APS as a group (17 persons)                                         53,030          Less than .06%
All directors and executive officers
of MP as a group (17 persons)                                          58,200                        "

All directors and executive officers
of PE as a group (17 persons)                                          65,830                        "

All directors and executive officers
of WP as a group (17 persons)                                          54,433                        "

All directors and executive officers
of AGC as a group (6 persons)                                          27,354                        "


    All of the shares of common stock of Monongahela (5,891,000), Potomac Edison (22,385,000), and West Penn
    (22,361,586) are owned by APS.  All of the common stock of AGC is owned by Monongahela (270 shares), Potomac
    Edison (280 shares), and West Penn (450 shares).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For APS and the Subsidiaries, none.

                                                         PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K


(a)(1)(2) The financial statements and financial statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 42.

(b) APS filed a report on Form 8-K on November 5, 1993 concerning the two-for-one stock split. No other reports on Form 8-K were filed by System companies during the quarter ended December 31, 1993.

(c) Exhibits for APS, Monongahela, Potomac Edison, West Penn, and AGC are listed in the Exhibit Index beginning on page E-1 and are incorporated herein by reference.

                                                   Graphics Appendix


                                                           Page


System Map . . . . . . . . . . . . . . . . . . . . . . .    10

                                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ALLEGHENY POWER SYSTEM, INC.
                                                   By:   KLAUS BERGMAN
                                                   (Klaus Bergman, President and
                                                     Chief Executive Officer)

Date:  February 3, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                    Title             Date

(i)       Principal Executive Officer:

                                   Chairman of        2/3/94
                                   of the Board,
              KLAUS BERGMAN            President, Chief
             (Klaus Bergman)           Executive Officer,
                                   and Director

(ii)      Principal Financial Officer:

              STANLEY I. GARNETT, II   Vice President,    2/3/94
             (Stanley I. Garnett, II)     Finance


(iii) Principal Accounting Officer:

              KENNETH M. JONES         Vice President     2/3/94
             (Kenneth M. Jones)        and Comptroller



(iv)      A Majority of the Directors:

         *Eleanor Baum                                  *Frank A. Metz, Jr.
         *William L. Bennett                            *Clarence F. Michalis
         *Klaus Bergman                                 *Steven H. Rice
         *Phillip E. Lint                               *Gunnar E. Sarsten
         *Edward H. Malone                              *Peter L. Shea

*By:           NANCY H. GORMLEY                           2/3/94
              (Nancy H. Gormley)

                                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                                MONONGAHELA POWER COMPANY


                                                 By:   BENJAMIN H. HAYES
                                                      (Benjamin H. Hayes,
                                                           President)
Date:  February 3, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


            Signature                    Title             Date

(i)       Principal Executive Officer:

                                   Chairman of        2/3/94
                                   of the Board,
              KLAUS BERGMAN            President, Chief
             (Klaus Bergman)           Executive Officer,
                                   and Director

(ii)      Principal Financial Officer:

              CHARLES S. MULLETT       Secretary and      2/3/94
             (Charles S. Mullett)      Treasurer


(iii) Principal Accounting Officer:

              RICHARD E. MYERS         Comptroller        2/3/94
             (Richard E. Myers)

(iv)      A Majority of the Directors:

          *Eleanor Baum                           *Edward H. Malone
          *William L. Bennett                     *Frank A. Metz, Jr.
          *Klaus Bergman                          *Clarence F. Michalis
          *Stanley I. Garnett, II                 *Steven H. Rice
          *Benjamin H. Hayes                      *Gunnar E. Sarsten
          *Phillip E. Lint                        *Peter L. Shea
                                                  *Peter J. Skrgic

*By:           NANCY H. GORMLEY                          2/3/94
              (Nancy H. Gormley)

                                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                                 THE POTOMAC EDISON COMPANY



                                                    By:   ALAN J. NOIA
                                                    (Alan J. Noia, President)
Date:  February 3, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

            Signature                    Title             Date

(i)       Principal Executive Officer:

                                   Chairman of        2/3/94
                                   of the Board,
              KLAUS BERGMAN            President, Chief
             (Klaus Bergman)           Executive Officer,
                                   and Director

(ii)      Principal Financial Officer:

              DALE F. ZIMMERMAN       Secretary and      2/3/94
             (Dale F. Zimmerman)      Treasurer


(iii) Principal Accounting Officer:

              THOMAS J. KLOC          Comptroller        2/3/94
             (THOMAS J. KLOC)


(iv)      A Majority of the Directors:

          *Eleanor Baum                          *Frank A. Metz, Jr.
          *William L. Bennett                    *Clarence F. Michalis
          *Klaus Bergman                         *Alan J. Noia
          *Stanley I. Garnett, II                *Steven H. Rice
          *Phillip E. Lint                       *Gunnar E. Sarsten
          *Edward H. Malone                      *Peter L. Shea
                                                 *Peter J. Skrgic

*By:           NANCY H. GORMLEY                          2/3/94
              (Nancy H. Gormley)

                                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                                 WEST PENN POWER COMPANY


                                                 By:   JAY S. PIFER
                                                  (Jay S. Pifer, President)
Date:  February 3, 1994

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


            Signature                    Title             Date

(i)       Principal Executive Officer:

                                   Chairman of        2/3/94
                                   of the Board,
              KLAUS BERGMAN            President, Chief
             (Klaus Bergman)           Executive Officer,
                                   and Director

(ii)      Principal Financial Officer:

              KENNETH D. MOWL         Secretary and      2/3/94
             (Kenneth D. Mowl)        Treasurer


(iii) Principal Accounting Officer:

              CHARLES V. BURKLEY      Comptroller        2/3/94
             (Charles V. Burkley)


(iv)      A Majority of the Directors:

          *Eleanor Baum                         *Frank A. Metz, Jr.
          *William L. Bennett                   *Clarence F. Michalis
          *Klaus Bergman                        *Jay S. Pifer
          *Stanley I. Garnett, II               *Steven H. Rice
          *Phillip E. Lint                      *Gunnar E. Sarsten
          *Edward H. Malone                     *Peter L. Shea
                                                *Peter J. Skrgic

*By:           NANCY H. GORMLEY                          2/3/94
              (Nancy H. Gormley)

                                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                              ALLEGHENY GENERATING COMPANY

                                                 By:  KLAUS BERGMAN
                                                 (Klaus Bergman, President
                                                    and Chief Executive
                                                          Officer)

Date:  February 3, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


            Signature                    Title             Date

(i)       Principal Executive Officer:

                                   Chairman of        2/3/94
                                   of the Board,
              KLAUS BERGMAN        President, Chief
             (Klaus Bergman)       Executive Officer,
                                   and Director

(ii)      Principal Financial Officer:

              NANCY L. CAMPBELL        Treasurer and       2/3/94
             (Nancy L. Campbell        Assistant Secretary


(iii) Principal Accounting Officer:

              THOMAS J. KLOC           Comptroller         2/3/94
             (Thomas J. Kloc)


(iv)      A Majority of the Directors:

              *Klaus Bergman
              *Kenneth M. Jones
              *Stanley I. Garnett, II
              *Peter J. Skrgic

*By:           NANCY H. GORMLEY                           2/3/94
              (Nancy H. Gormley)

                                      CONSENT OF INDEPENDENT ACCOUNTANTS




              We hereby consent to the incorporation by reference in the Prospectus constituting part of Allegheny Power System, Inc.'s Registration Statement on Form S-3 (No. 33-36716) relating to the Dividend Reinvestment and Stock Purchase Plan of Allegheny Power System, Inc.; in the Prospectus constituting part of Allegheny Power System, Inc.'s Registration Statement on Form S-3 (No. 33-49791) relating to the common stock shelf registration;
in the Prospectus constituting part of Monongahela Power
Company's Registration Statement on Form S-3 (No. 33-51301); in the Prospectus constituting part of The Potomac Edison Company's Registration Statement on Form S-3 (No. 33-51305); and in the Prospectus constituting part of West Penn Power Company's Registration Statement on Form S-3 (No. 33-51303); of our reports dated February 3, 1994 included in ITEM 8 of this Form 10-K. We also consent to the references to us under the heading "Experts" in such Prospectuses.





                                                            PRICE WATERHOUSE
                                                            PRICE WATERHOUSE




New York, New York
March 11, 1994

                                                 POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Power System, Inc., a Maryland corporation,
Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to Annual Reports on Form 10-K for the year ended December 31, 1993 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Companies, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 3, 1994


          ELEANOR BAUM                          FRANK A. METZ, JR.
         (Eleanor Baum)                        (Frank A. Metz, Jr.)

           WILLIAM L. BENNETT                   CLARENCE F. MICHALIS
          (William L. Bennett)                 (Clarence F. Michalis)

           KLAUS BERGMAN                        STEVEN H. RICE
          (Klaus Bergman)                      (Steven H. Rice)

           PHILLIP E. LINT                      GUNNAR E. SARSTEN
          (Phillip E. Lint)                    (Gunnar E. Sarsten)

           EDWARD H. MALONE                     PETER L. SHEA
          (Edward H. Malone)                   (Peter L. Shea)

                                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned director of The Potomac Edison Company, a Maryland and Virginia corporation, does hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1993 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 3, 1994




                                                    ALAN J. NOIA
                                                   (Alan J. Noia)

                                                     POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned director of West Penn Power Company, a Pennsylvania corporation, does hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1993 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 3, 1994




                                                JAY S. PIFER
                                               (Jay S. Pifer)

                                                     POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned director of Monongahela Power Company, an Ohio corporation, does hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1993 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 3, 1994




                                               BENJAMIN H. HAYES
                                              (Benjamin H. Hayes)

                                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Generating Company, a Virginia corporation, do hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1993 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 3, 1994




                                                     KLAUS BERGMAN
                                                    (Klaus Bergman)


                                                     KENNETH M. JONES
                                                    (Kenneth M. Jones)


                                                     PETER J. SKRGIC
                                                    (Peter J. Skrgic)

                                                  POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned director of Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, does hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1993 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Companies, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 3, 1994




                                                   PETER J. SKRGIC
                                                  (Peter J. Skrgic)

                                                       EXHIBIT INDEX
                                                       (Rule 601(a))

Allegheny Power System, Inc.
                                                         Incorporation
              Documents                                  by Reference

3.1      Charter of the Company,                 Form 10-Q of the Company
         as amended                              (1-267), September 1993,
                                                 exh. (a)(3)
3.2      By-laws of the Company,                 Form 10-Q of the Company
         as amended                              (1-267), June 1990, exh. (a)(3)

4        Subsidiaries' Indentures described below.

10.1     Directors' Deferred Compensation Plan

10.2     Executive Compensation Plan

10.3     Allegheny Power System Incentive Compensation Plan

10.4     Allegheny Power System Supplemental Executive
         Retirement Plan

10.5     Executive Life Insurance Program and Collateral Assignment
         Agreement

10.6     Secured Benefit Plan and Collateral Assignment Agreement

11       Statement re computation of per share earnings:

              Clearly determinable from the financial statements contained in Item 8.

21       Subsidiaries of APS:

         Name of Company                              State of Organization

         Allegheny Generating Company (a)               Virginia
         Allegheny Power Service Corporation            Maryland
         Monongahela Power Company                      Ohio
         The Potomac Edison Company                     Maryland and Virginia
         West Penn Power Company                        Pennsylvania

         (a)  Owned directly by Monongahela, Potomac Edison, and West Penn.


23       Consent of Independent Accountants             See page 61 herein.

24       Powers of Attorney                             See pages 62-67
                                                          herein.

                                                            Exhibit 10.1

                              Election to Defer Receipt of Directors Fees
                              Under the Directors Elective Deferred Fees
                                    Plan of Allegheny Power System


Pursuant to Section 4 of the captioned Plan, I hereby elect to defer receipt of ________% of all retainer and attendance fees payable to me on and after January 1, 19__.


I elect to have my deferred account, with accumulated interest, paid as follows, commencing with the 2nd day of January following the termination of my service as a member of the Board of Directors of Allegheny:

         In a single lump sum, to be paid within 60 days after such January 2.

         In annual installment payments of equal amounts
         (adjusted for interest credits) over _______ years (at least 3) with such installment payments to be made on January 2 of each year.

         In annual installments of equal amounts (adjusted for interest credits) on January 2 of each year, such annual payments to be equal in number to the number of years of service.

In the event of my death prior to receipt of all amounts I have deferred under this Plan, including interest credits, the balance of such deferred funds shall be paid in a lump sum to the following designees who survive me or to my estate in proportion to the percentage shares indicated, and, if I have indicated no designees or if all indicated designees predecease me, entirely to my estate.


Designee                  Address                 Percentage Share







Dated:
                                                        Signature







                                                              Exhibit 10.2


                                             CONFIDENTIAL

                                      EXECUTIVE COMPENSATION PLAN


OBJECTIVES

         To attract, hold, and motivate executive personnel.
Prior approval of the chief executive officer is required for inclusion in the Plan.


QUALIFICATIONS

         An employee becomes eligible for inclusion when

         1. the employee has held a position with a salary grade of 28 or above for at least one year, is assuming the full responsibility of the position, is achieving satisfactory results and has a salary which exceeds the mid point between the minimum and standard amounts of salary grade 28, or

         2. the employee has held the position of operating division manager with a salary grade of 18 or above for at least one year, is assuming the full responsibility of the position, is achieving satis-factory results and has a salary which exceeds the mid point between the minimum and standard amounts of salary grade 28.


COMPENSATION

         1.   Life insurance

         2.   Dependent medical insurance

         3.   Dependent dental insurance

         4.   Annual physical examination during employment

         5. Five weeks vacation, unless length of service would warrant more.* Participants in the Plan are not entitled to pay for accrued vacation
              (or to vacation in lieu of such pay) in excess of what they would receive if they were not par-ticipants.



*Language clarified.
                                                      Exhibit 10.2 (Cont'd)


         6. Sick pay allowance of one year at full pay and one year at half pay, regardless of length of service.


PROCEDURE

         1. The president of each of the operating companies, the Executive Director, Central Services and the APS, Inc. vice presidents shall submit to the chief executive officer the names of all eligible employees or reasons why an employee, otherwise eligible, should not be included, not less than 30 days prior to the employee's eligibility date.

         2. The Vice President, Employee and Consumer Relations maintains an official list of employees included in the Executive Compensation Plan for all companies.




January 1, 1987

                                                                Exhibit 10.3

                                     ALLEGHENY POWER SYSTEM, INC.

                                      1993 ANNUAL INCENTIVE PLAN



I.       PURPOSE OF THE INCENTIVE PLAN

         To attract and retain first quality managers in a com-petitive job market and to reward superior performance.


II.      ELIGIBILITY

         The annual incentive plan is designed to reward participating executives for achieving key goals for the System and for the units for which they are responsible.

         A prerequisite for participation in the plan shall be an understanding of and commitment to

         -- The System Management Plan and Policies

         -- The System's expectation that employees will observe the highest ethical standards in their conduct of System business and stewardship of its property.

         Eligibility will be determined by the Management Review
         Committee upon the recommendation of the CEO from among executives whose responsibilities can affect System performance.

III.     AWARDS

         Awards will reflect the importance of the participants to the System and the units for which they are responsible.

         Awards will be paid for the achievement of specific measurable goals set for the System, including goals set the individual and the units for which he or she is responsible.

         The plan's goals will be:

         -- Determined and communicated annually

         -- A reasonable number for each participant

         The types of goals which the Board will set with the help of the Management Review Committee include:

         -- Financial performance (return on equity, earnings, dividends)

         -- Customer satisfaction (cost, quality, and reliability of service)

         -- Cost and environmental consciousness (productivity, efficiency, availability and utilization of equipment) and conservation of resources

         -- Safety

         -- Development of personnel for management positions, including women and minorities

IV.      OVERALL LIMITATIONS ON AWARDS

         The Board of Directors shall not authorize any incentivepayment if, in the Board's opinion, the System's financial performance is less than satisfactory from the perspective of its stockholders.

V.       PERFORMANCE MEASURES

         Each year measures to evaluate participants' performance will be determined. They may vary among participants according to whether their principal responsibilities are to:

         -- The System as a whole

         -- An Operating Company

         -- Bulk Power Supply or Central Services.

         Each category of performance measure will carry appropriate weightings as shown on 1993 Participant
         Performance Schedule. Examples of possible measures include:

         For System as a whole

         -- Quantity and quality of earnings: return on equity, measured against previous year, authorized return on equity and as appropriate peer companies; financial ratings; capital structure, dividend payout ratios and total return

         -- Productivity, cost control, efficient use of equipment, natural resources, and other environmental considerations

         -- Quality and reliability of customer service

         -- Safety

         -- Attainment of reasonable rates and maintenance of competitive position


         For Operating Companies

         -- Balance for common stock:  return on equity

         -- Safety

         -- Productivity and efficiency: revenues from regular customers, and administrative, operating, and maintenance expenditures

         - Per employee, customer, and kwh

         - Measured against previous year and peer companies

         -- Customer satisfaction (quality of service): outage rates, speedy restoration of service, customer complaints, employee courtesy, conservation and demand-side management programs

         -- Cost of service: rate per kwh measured against past period, economic indices, and peer companies

         -- Community relations and relations with state and local governments and their agencies

         -- Completion of construction projects on time and within budget

         -- Adequacy of management development programs


         For Bulk Power Supply and Central Services

         -- Adequacy of planning and accuracy of forecasts

         -- Completion of assignments and projects on time and within budget

         -- Availability, efficiency, and reliability of generating units and transmission systems

         -- Safety

         -- Cost consciousness (avoidance of excessive staffing and waste of work space and receptivity to cost saving techniques)

         -- Minimizing adverse effects in the environment

         -- User satisfaction

         -- Adherence to System Purchasing Policy and success in buying material, equipment, and supplies at the best possible price.

         For Individual Performance

         -- Initiative

         -- Resourcefulness

         -- Responsiveness

         -- Identifiable results

         -- Other


VI.      CALCULATION OF AWARDS

         Target Incentive Awards and Total Estimated Cost

         -- No awards will be paid for any year unless the Board of Directors finds that the System's financial performance is satisfactory from the perspective of its stockholders

         -- 100% of a target incentive award will be paid to a participant only if System, Responsibility Unit, and Individual target performance measures are fully achieved

         Performance Schedules

         -- The Performance Schedule describes ratings and weightings for each performance measure at all levels of performance

         -- As soon as practicable each year, Participant
         Performance Schedules for that year will be issued

         Performance Ratings

         -- Target performance represents the full and complete attainment of expectations in the performance area; it is rated 1.0

         -- Performance that is acceptable but does not fully
         meet expectations can earn a rating but, of course,
         less than  1.0

         -- Exceeding expectations can result in a performance
         rating as high as  1.25

         -- Unacceptable individual performance will result in no award regardless of System or Unit Performance.

         Weightings

         -- Weightings will be established each year for System, Unit and Individual performance measures.

         Calculation of Award

         -- A participant's award, if any, will be determined by multiplying the participant's assigned incentive percentage times his/her rounded total performance rating times his/her salary at the close of the year prior to the year for which the award is to be made.

         The Management Review Committee or the Board of
         Directors,at its discretion, may supplement or decrease any partici-pant's calculated award to reflect extraordinary circumstances provided that it records its reason for doing so.

VII.     FORM AND TIMING OF PAYOUT

         Calculation of awards will be made as soon as practicable after the close of books for the year measured, but no award will be paid until it has been approved by the Management Review Committee or the Board of Directors, as appropriate.

         Payment will be in current cash unless the Management
         Review Committee or the Board at its discretion provides for deferral.

VIII.         TERMINATION AND TRANSFER PROVISIONS

              Termination Provisions

         -- Awards may at the discretion of the Management Review Committee or the Board be calculated on the basis of a full year's performance and prorated to the number of whole months actually served, except in the case of voluntary termination (other than retirement after the second quarter of the year) or termination by the company (with or without cause), in which case no award is made for year of termination.

         Designation of "Unit" in cases of transfer among Operating Companies, Central Services, Bulk Power
         Supply, and New York

         -- Weighting will be based on the number of months participant was in each unit.

IX.      PLAN ADMINISTRATION

         Administration of the plan is the responsibility of the Management Review Committee of the Board of Directors.

         --   The Committee is responsible for review and
         administration of all Systemwide goals and has final approval over these and other matters involving the plan, including eligibility.


                                                                Exhibit 10.4














                                        ALLEGHENY POWER SYSTEM



                                SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN













                                       (Effective July 1, 1990)






















                                        ALLEGHENY POWER SYSTEM

                                SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN




1.           Purpose of the Plan:
             The purpose of the Plan, the "Allegheny Power System Supplemental Executive Retirement Plan" (hereinafter referred to as the "Plan") is to provide for the payment of supplemental retirement benefits to or in respect of senior executives of Allegheny Power System companies (hereinafter sometimes referred to as a "Company" or the "Companies") as part of an integrated executive compensation program which is intended to assist the Companies in attracting, motivating and retaining executives of superior ability, industry, and loyalty.

2.           Eligibility to Participate in the Plan:
             Each employee of a Company who was a participant in the Predecessor Plan or who on or after the Effective Date is assigned 1990 salary grade 28 or higher shall be a participant in the Plan.

3.           Definitions:
                 A.       Average Compensation -
                          shall mean 12 times the highest average
                          monthly earnings (including overtime and other salary payments actually earned, whether or not payment thereof is deferred) for any 36 consecutive months.

                 B.       Committee -
                          shall mean the Finance Committee of the Board of Directors of Allegheny Power System, Inc.
                 C.       Effective Date -
                          shall mean July 1, 1990.
                 D.       Participant -
                          shall mean an employee who meets the
                          eligibility requirements of Section 2.
                          Retired Participant shall mean a Participant who has retired from service after at least 10 years of service with one or more Companies and on or after his/her 55th birthday.
                 E.       Plan Year -
                          shall mean the 12-month period on which the fiscal records of the Plan are kept, which is now the period from July 1st to June 30th.
                 F.       Predecessor Plan -
                          shall mean the Allegheny Power System
                          Supplemental Executive Retirement Plans
                          effective July 1, 1982 and July 1, 1988.
                 G. Supplemental Retirement Benefit Reduction - shall mean the retirement benefit payable to the Participant under the Allegheny Power System Retirement Plan excluding any increases in this benefit which become effective after the Participant has retired.
                 H.       Years of Service -
                          shall mean the Participant's Years of
                          Service, and fractional parts thereof, as computed under the terms of the Allegheny Power System Retirement Plan.

4.           Supplemental Retirement Benefits:
                 A.       Eligibility for Benefits -
                          A Participant shall be eligible for a benefit from this Plan only (a) if he/she has at least 10 Years of Service with one or more of the Companies and (b) on or after his/her 55th birthday: provided that, if a Participant is discharged from employment for cause or terminates employment with the Companies prior to retirement under the Allegheny Power System Retirement Plan for any reason whatsoever, other than death, such eligibility will terminate and no benefit shall be payable to such Participant from this Plan. A Participant who dies in active employment on or after his/her 55th birthday shall be deemed to have retired one day before his/her death.


                 B.       Amount of Benefits -
                          (1)     Subject to paragraph (2) of this
                                  Subsection, an eligible Participant will
                                  be entitled to receive a supplemental
                                  retirement benefit under this Plan equal
                                  to his/her Average Compensation
                                  multiplied by the sum of:
                                       (a)     2% times his/her number of
                                               Years of Service up to 25
                                               years,
                                       (b)     1% times his/her number of
                                               Years of Service from 25 to 30
                                               years, and
                                       (c)     1/2% times his/her number of
                                               Years of Service from 30 to 40
                                               years
                          less         (x)     such Participant's
                                               Supplemental Retirement
                                               Benefit Reduction and
                                       (y)     2% per year for each year that
                                               a Participant retires prior to
                                               his/her 60th birthday.
                          (2)     The supplemental retirement benefits
                                  contemplated by paragraph (1) of this
                                  Subsection shall be payable only to the
                                  extent such benefits, together with
                                       (i)     all retirement benefits
                                               payable to the Participant by
                                               reason of employment with
                                               another employer (other than a
                                                   benefit payable under the
                                                   Federal Social Security Act)
                                                   converted to the same form as
                                                   the benefit paid under this
                                                   Plan by using the actuarial
                                                   equivalence factors of the
                                                   Allegheny Power System
                                                   Retirement Plan and
                                  (ii)     the retirement benefit payable to
                                           the Participant under the Allegheny
                                           Power System Retirement Plan
                                           excluding any increases in this
                                           benefit which become effective
                                           after the Participant has retired
                          do not exceed sixty percent (60%) of his/her
                          Average Compensation, less 2% per year for each year the Participant retires prior to his/her 60th birthday.
                 C.       Form and Time of Payment -
                          A benefit payable under this Plan shall be paid in such form as the Participant shall elect from those available, and at the same time as the retirement benefit payable to the Retired Participant, under the Allegheny
                          Power System Retirement Plan. If the Benefit payable under this Plan is paid other than as a life annuity, the amount of the benefit when paid in such other form shall be determined by using the actuarial equivalence factors of the Allegheny Power System
                          Retirement Plan.

5.           Vesting:
             A Participant shall have no vested interest in the Plan until he/she becomes eligible to receive benefits under Section 4A. In the event such eligible Participant is discharged from employment for cause or terminates employment, other than by death or retirement under the Allegheny Power System Retirement Plan, any such interest which may have vested shall be discontinued and forfeited.

6.           Funding:
             The Plan shall be unfunded. Benefits of a Participant shall be paid from the general assets of the Company employing the Participant at the time of his/her retirement and a Participant shall have no interest in any such assets under the terms of this Plan until he/she becomes a Retired Participant. An eligible Participant shall be an unsecured creditor of the Company as to the payment of any benefit under this plan.


7.           Administration and Governing Law:
             This Plan will be administered by and under the direction of the Committee. The Committee shall adopt, and may from time to time modify or amend, such rules and guidelines consistent herewith as it may deem necessary or appropriate for carrying out the provisions and purposes of the Plan, which, upon their adoption and so long as in effect, shall be deemed a part hereof to the same extent as if set forth in the Plan (hereinafter referred to as the "Rules and Guidelines"). Any interpretation and construction by the Committee of any provision of, and the determination of any question arising under, the Plan or the Rules and Guidelines shall be final, conclusive, and binding upon the Participant, his/her surviving spouse and all other persons. The provisions of the Plan shall be construed, administered, and enforced according to and governed by the laws of the United States and the State of New York.

8.           Entire Agreement:
             This Plan shall not be deemed to constitute a contract between any Company and any employee or other person in the employ of any Company, nor shall anything herein contained be deemed to give any employee or other person in the employ of any Company any right to be retained in the employ of any Company or to interfere with the right of any Company to discharge any employee or such other person at any time and to treat an employee without regard to the effect which such treatment might have upon such employee as a Participant in the Plan.

9.           Non-Assignability:
             Neither a Participant, nor his beneficiary or any other person, shall have any right to commute, sell, assign, transfer, or otherwise convey the right to receive any payments hereunder; which payments and the right thereto are expressly declared to be nonassignable and nontransferable. In the event of any attempted assignment or transfer, the Companies
             shall have no further liability hereunder.   Nor
             shall any payments be subject to attachment, garnishment, or execution, or be transferable by operation of law in the event of bankruptcy or insolvency, except to the extent otherwise provided by applicable law.

10.          Termination or Amendment:
             This Plan may be terminated as to any Company at any time and amended from time to time by the Board of Directors of that Company; provided that neither termination nor amendment of the Plan may reduce or terminate any benefit to or in respect of a Participant eligible to receive benefits under
             Section 4A.



                                                            Exhibit 10.5

                                               AGREEMENT
                                   EXECUTIVE LIFE INSURANCE PROGRAM
                                       AND COLLATERAL ASSIGNMENT

THIS AGREEMENT is entered into this      day of           ,
19  , by and between Allegheny Power System, Inc.,
(hereinafter called "the Employer" in Part I or "Assignee" in Part II), and
     (hereinafter called "the Employee").

WHEREAS the Employee is currently a valued employee and Executive of Employer; Whereas the Employer wishes to assist the Employee with his (or her) personal life insurance program and the Employee desires to accept such assistance; and

WHEREAS in consideration of the Assignee agreeing to pay all of the premiums, the Owner agrees to grant the Assignee a security for the recovery of the Assignee's premium outlay.

NOW, THEREFORE for value received, the Employer and the Employee agree as follows:




                             PART I - Individual Life Insurance Agreement

             A.           Description of Policy - Policy Ownership
                 In furtherance of the purposes of the Agreement, The Employee will purchase and own a certain policy of life insurance on his own life, being
                 Policy No.                                issued
                 by Security Life of Denver Insurance Company.
                 Said policy is hereinafter called "the Policy" and said life insurance company is hereinafter called "the Insurer". The Employee's ownership of the Policy shall be subject to all the terms and conditions set forth in this Agreement.

             B.           Payment of Premiums
                 The Employer shall pay the entire annual premium for the Policy directly to the Insurer.

             C.           Collateral Assignment and
                          Possession of Policy
                 To secure repayment of premiums paid by the Employer provided for in Section B, above, Part II of this Agreement includes an assignment of the policy or the Employee's interest therein (hereinafter called "Collateral Assignment") and provides for the transfer of possession of the Policy to the Employer during the term specified in Part II of this Agreement. Except as provided in or as otherwise consistent with the provisions of this Agreement, the Employer covenants that it will not exercise its rights under the Collateral Assignment provisions of this Agreement in such a manner as to defeat the rights of the Employee or the policy beneficiary under this Agreement. Specifically, the Employer covenants that it will not surrender the Policy unless Part I of the Agreement has terminated as provided in Section F and there has been a default in Employee's obligation under Section G of this Part I. The Employer shall have possession of the Policy during the period that the Employer makes premium payments and until all such payments are repaid. The Employer shall make the Policy available to the Insurer in order to make any change desired by the Employee as to the designation of beneficiary or the selection of a settlement option, subject, however, to the Collateral Assignment provisions hereof.

             D.           Beneficiary Designation and
                          Payment of Policy Proceeds
                 The Employee shall be entitled to a death benefit from the Policy equal to one (1) times his base salary, excluding bonuses, until his retirement. At retirement, his death benefit shall increase to two (2) times salary for the next 12 months, then shall decrease by 20% of final salary each year until the earlier of the fifth anniversary of retirement or age 70, at which time it will be one
                 (1) times salary.

                 The Employee shall have the right to name the Policy beneficiary. However, in the event of the Employee's death, the Employer shall have an interest in the Policy proceeds equal to the total Policy proceeds in excess of the amount due to the Employee pursuant to this Section above.



             E.           Procedure at Employee's Death
                 Upon the death of the Employee while the policy and this Agreement are in force and subject to the provisions of Parts I and II hereof, the Employer shall promptly take all necessary steps, including rendering of such assistance as may reasonably be required by the Employee's beneficiary, to obtain payment from the Insurer of the amounts payable under the Policy to the respective parties, as provided under Section D, above.



             F.           Termination of Agreement
                 Part I of this Agreement shall terminate when the first of any of the following events occur:
                 1. Termination of the Employee's employment with the Employer prior to retirement;
                 2. The later of the Employee's actual retirement or ten years from the date of issuance of the Policy;
                 3. Performance of the Agreement's terms following the death of the Employee;
                 4. Failure by the Employer, for any reason, to make the premium contributions required under Section B of this Agreement;

             G.           Disposition of Policy Upon Termination of
                          Agreement
                 Upon the termination of Part I of this Agreement for any reason other than Section F3 above, the Employee shall have a thirty (30) day option to satisfy the Collateral Assignment regarding the policy held by the Employer in accordance with the terms of this Paragraph G. The amount necessary to satisfy such Collateral Assignment shall be an amount equal to the total premium payments made, from time to time, greater than the amount of cash value under the Policy and, at the option of the Employee, either shall be paid directly by the Employee or through the Employer's collection from the cash value under the policy.

                 If the Policy shall then be encumbered by assignment, policy loan, or other means which have been the result of the Employer's actions, the Employer shall either remove such encumbrance, or reduce the amount necessary to satisfy the Collateral Assignment by the total amount of indebtedness outstanding against the Policy. If the Employee exercises his option to satisfy the Collateral Assignment, the Employer shall execute all necessary documents required by the Insurer to remove and satisfy the Collateral Assignment outstanding on the Policy. If the Employee does not exercise his option to satisfy the Collateral Assignment outstanding on the Policy, the Employee shall execute all documents necessary to transfer ownership of the Policy to the Employer. Such Transfer shall constitute satisfaction of any obligation the Employee has to the Employer with respect to this Agreement. The Employer shall then pay to the Employee the amount, if any, by which the cash surrender value of the Policy exceeds the amount necessary to satisfy the Collateral Assignment.

             H.           Employee's Right to Assign His/Her Interest
                 The Employee shall have the right to transfer his/her entire interest in the Policy (other than rights assigned to the Employer pursuant to this Agreement and subject to the obligations of any outstanding Collateral Assignment). If the
                 Employee makes such a transfer, all his/her rights shall be vested in the Transferee and the Employee shall have no further interest in the Policy and Agreement. Any assignee shall be subject to all obligations of the Employee under both Parts I and II of this Agreement.

             I.           Insurer's Obligations
                 The Insurer is not party to this Agreement. It is understood by the parties hereto that in issuing such Policy of insurance, the Insurer shall have no liability except as set forth in the Policy and except as set forth in any assignment of the Policy filed at its Home Office and in Section J of this Agreement. Except as set forth in Section J, the Insurer shall not be bound to inquire into, or take notice of, any of the covenants herein contained as to the Policy of insurance or as to application of proceeds of such Policy. Upon the death of the Insured and payment of the proceeds in accordance with Section J of this Agreement, the insurer shall be discharged of all liability.

             J.           Claims Procedure
                 The following claims procedure shall apply to the Policy and the Executive Life Insurance Program:

                 1. Filing of a claim for benefits. The Employee or the beneficiary of the Policy shall make a claim for the benefits provided under the Policy in the manner provided in the Policy.
                 2. Claim denial. With respect to a claim for benefits under said Policy, the Insurer shall be the entity which reviews and makes decisions on claim denials according to the terms of the Policy.
                 3. Notification to claimant of decision. If a claim is wholly or partially denied, notice of the decision, meeting the requirements of Section J4, following shall be furnished to the claimant within a reasonable period of time after a claim has been filed.
                 4.       Content of notice.  The Insurer shall
                          provide, to any claimant who is denied a claim for benefits, written notice setting forth in a manner calculated to be understood by the claimant, the following:
                          a.      The specific reason or reasons for the
                                  denial;
                          b. Specific reference to pertinent Policy provisions or provisions of this Agreement on which the denial is based;
                          c. A description of any additional material or information necessary for the claimant to perfect the claim and an explanation of which such material or information is necessary; and
                          d. An explanation of this Agreement's claim review procedure, as set forth in Sections J5 and J6.

                 5. Review procedure. The purpose of the review procedure set forth in this subsection and subsection 6, following, is to provide a method by which a claimant under the Policy may have a reasonable opportunity to appeal a denial of claim for a full and fair review. To accomplish that purpose, the claimant or his/her duly authorized representative:
                          a.      May request a review upon written
                                  application to the Insurer;
                          b.      May review the Policy; and
                          c.      May submit issues and comments in
                                  writing.

                          A claimant, (or his/her duly authorized
                          representative), shall request a review by filing a written application of review at any time within sixty (60) days after receipt by the claimant of written notice of the denial of the claim.

                 6. Decision on review. A decision on review of a denial of a claim shall be made in the following matter;
                          a. The decision on review shall be made by the Insurer which may, at its discretion, hold a hearing on the denied claim. The Insurer shall make its decision promptly, unless special circumstances (such as the need to hold a hearing) require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than on hundred twenty
                                  (120) days after receipt of the request
                                  for review.
                          b.      The decision on review shall be in
                                  writing and shall include specific
                                  reasons for the decision, written in a
                                  manner calculated to be understood by
                                  the claimant, and specific references to the pertinent Policy provision or provision of this Agreement on which the decision is based.

                 Notwithstanding any provision of the Agreement or the Policy, no Employee, assignee or beneficiary may commence any action in any court regarding the Policy prior to pursuing all rights of an Employee under this Section J.

PART II - Assignment of Life Insurance Policy as Collateral

A. For value received and in specific consideration of the premium payments made by the Employer as set forth in Section B of Part I hereof, the Employee hereby assigns, transfers and sets over to the Employer (herein in this Part II called the "Assignee"), its successors and assigns, the Policy issued by the Insurer upon the life of Employee and all claims, options, privileges, rights, titles and interest therein and thereunder (except as provided in Paragraph C hereof), subject to all terms and conditions of the Policy and to all superior liens, if any, which the Insurer may have against the Policy. The Employee by this instrument agrees and the Assignee by the acceptance of this assignment agrees to the conditions and provisions herein set forth.

B. It is expressly agreed that, without detracting from the generality of the foregoing, the following specific rights are included in this Agreement and Collateral Assignment and inure to the Assignee by virtue hereof:
                 1. The sole right to collect from the Insurer the net proceeds of the Policy in excess of the proceeds due the Employee under Part I, Section D when it becomes a claim by death or maturity;
                 2. The sole right to surrender the Policy and receive the surrender value thereof at any time provided by the terms of the Policy and at such other times as the Insurer may allow;
                 3. The sole right to obtain one or more loans or advances on the policy, either from the Insurer or, at any time, from other persons, and to pledge or assign the Policy as security for such loans or advances;
                 4. The sole right to collect and receive all distributions or share of surplus, dividend deposits or additions to he Policy now or hereafter made or apportioned thereto, and to exercise any and all options contained in the Policy with respect thereto; provided, that unless and until the Assignee shall notify the Insurer in writing to the contrary, the distributions or share of surplus, dividend deposits and additions shall continue on the Policy in force at the time of this assignment; and
                 5. The sole right to exercise all nonforfeiture rights permitted by the terms of the Policy or allowed by the Insurer and to receive all benefits and advantages derived therefrom.

C. It is expressly agreed that the following specific rights, so long as the Policy has not been surrendered, are reserved and excluded from this Agreement and Collateral Assignment and do not pass by virtue hereof:
                 1.       The right to designate and change the
                          beneficiary;
                 2.       The right to elect any optional mode of
                          settlement permitted by the Policy or allowed by the Insurer;

                 provided, however, that the reservation of these rights shall in no way impair the right of the Assignee to surrender the Policy completely with all its incidents or impair any other right of the Assignee hereunder, and any designation or change of beneficiary or election of a mode of settlement shall be made subject to this Agreement and Collateral Assignment and to the rights of the Assignee hereunder.

D. This Collateral Assignment is made and the Policy is to be held as collateral security for any and all liabilities of the Employee to the Assignee arising under this Agreement (all of which liabilities secured to or to become secured are herein called "Liabilities"). It is expressly agreed that all sums received by the Assignee hereunder either in event of death of the Insured, the maturity or surrender of the Policy, the obtaining of a loan or advance on the Policy, or otherwise, shall first be applied to the payment of the liability for premiums paid by the Assignee on the Policy.

E. The Assignee covenants and agrees with the Employee as follows:
                 1. That any balance of sums, if any, received hereunder from the Insurer remaining after payment of the existing Liabilities, matured or unmatured, shall be paid by the Assignee to the persons entitled thereto under the terms of the policy had this Collateral Assignment not been executed:
                 2. That the Assignee will not exercise either the right to surrender the Policy or the right to obtain policy loans from the Insurer, until there has been either default in any of the Liabilities pursuant to this Agreement or termination of Part I of said Agreement as therein provided; and

                 3. That the Assignee will, upon request, forward without reasonable delay to the Insurer the Policy for endorsement of any designation or change of beneficiary or any election of an optional mode of settlement.

F. The Employee declares that no proceedings in bankruptcy are pending against him/her and that his/her property is not subject to any assignment for the benefit of creditors.

PART III - Provisions Applicable to Parts I an II
A.           Amendments
                 Amendments may be added to this Agreement by a written agreement signed by each of the parties and attached hereto.


B.           Choice of Law
                 This agreement shall be subject to, and construed according to, the laws of the State of
                              .
C.           A Binding Agreement
                 This Agreement shall bind the Employer and the Employer's successors and assigns, the Employee and his/her heirs, executors, administrators, and assigns, and any Policy beneficiary.
D.           Provision
                 The Employer and the Employee agree that if any provision of this Agreement is determined to be invalid or unenforceable, in whole or part, then all remaining provisions of this Agreement and, to the extent valid or enforceable, the provision in question shall remain valid, binding and fully enforceable as if the invalid or unenforceable provisions, to the extent necessary, was not a part of this Agreement.

IN WITNESS WHEREOF, parties hereto have executed this Agreement, including the provisions regarding Collateral
Assignment, on the day and year first above written.







     Witness                                          Employee



                                                      Address


                                                   Employer (Title)




                                                            Exhibit 10.6
                                           AGREEMENT
                                     SECURED BENEFIT PLAN
                                   AND COLLATERAL ASSIGNMENT

THIS AGREEMENT is entered into this _____ day of __________, 1992 by and between Allegheny Power Service Corporation (hereinafter called the "Employer" in Part I or "Assignee" in Part II), and
___________________________ (hereinafter called the "Employee").

WHEREAS the Employee is currently a valued employee and Executive of Employer;
WHEREAS the Employer wishes to assist the Employee with his (or her) personal future financial program and the Employee desires to accept such assistance; and

WHEREAS in consideration of the Employer agreeing to pay all of the premiums, the Employee agrees to grant the Employer security for the recovery of the Employer's premium outlay and the excess, if any, over the amounts due the Employee under Part I of this Agreement.

NOW, THEREFORE, for value received, the Employer and the Employee agree as follows:


                         Part I - Individual Life Insurance Agreement

A.           Description of Policy - Policy Ownership

       In furtherance of the purposes of the Agreement, the Employee will purchase and own a certain policy of life insurance on his own life, being Policy No. _____, issued by Pacific Mutual Life Insurance Co. Said policy is hereinafter called the "Policy" and said life insurance company is hereinafter called the "Insurer". The Employee's ownership of the Policy shall be subject to all the terms and conditions set forth in this Agreement.

B.           Payment of Premiums
             The Employer shall pay the entire annual premium for the Policy directly to the Insurer.

C.        Collateral Assignment and Possession of Policy
          To secure repayment of premiums paid by and amounts due to the Employer provided for in Section B, above, and Sections D and E, below, Part II of this Agreement includes an assignment of the policy or the Employee's interest therein (hereinafter called "Collateral Assignment") and provides for the transfer of possession of the policy, and the right to receive from the carrier and possess billings and policy statements, to the Employer during the term specified in Part II of this Agreement. Except as provided in or as otherwise consistent with the provisions of this Agreement, the Employer covenants that it will not exercise its rights under the Collateral Assignment provisions of this Agreement in such a manner as to defeat the rights of the Employee or the policy beneficiary under this Agreement. Specifically, the Employer covenants that it will not surrender the Policy unless Part I of the Agreement has terminated as provided in Section G and there has been a default in Employee's obligation under Section H of this Part
          I. The Employer shall have possession of the Policy during the period that the Employer makes premium payments and until all amounts due the Employer are repaid. The Employer shall make the Policy available to the Insurer in order to make any change desired by the Employee as to the designation of beneficiary or the selection of a settlement option, subject, however, to the provisions of this Agreement and the Collateral Assignment.

D.        Beneficiary Designation and Payment of Policy Proceeds
          The Employee shall be entitled to a death benefit from the Policy in the amount required to provide an annuity equal to (under then current annuity settlement rates from the Insurer) the supplemental retirement benefit that would be provided under Sections 4A and 4B of the Allegheny Power System Supplemental Executive Retirement
          Plan effective July 1, 1990, attached hereto as Appendix I, excluding the provision in Section 4A that states, "...provided that, if a Participant is discharged from employment for cause or terminates employment with the Companies prior to retirement under the Allegheny Power System Retirement Plan for any reason whatsoever, other than death, such eligibility will terminate and no benefit shall be payable to such Participant from this Plan."

          The Employer shall be the sole beneficiary of the policy until such time as the Employee has at least 10 years of service and is at least 55 years old. After that time and while this Agreement is in force, the following shall occur:

             1. the beneficiary of the Employee's death benefit shall be the employee's spouse;

          2. in the event of the Employee's death, the Employer shall be entitled to Policy proceeds equal to the total Policy proceeds in excess of the amount due to the Employee pursuant to this Section, above; and

             3. if the employee is not married, he/she is entitled to no death benefit while this agreement is in force.

E.           Policy Cash Values
             The Employee shall be entitled to cash values of the Policy in excess of the premiums paid by the Employer pursuant to Section B, Above, but not to exceed the death benefits to which he/she is entitled under Section D, above. If the Employee is not married, he/she shall be entitled to cash values determined as if he/she were married.

           The Employer shall be entitled to Policy cash values in excess of the amount due to the Employee under this Section, above.

F.           Procedure at Employee's Death
             Upon the death of the Employee while the Policy and this Agreement are in force and subject to the provisions of Parts I and II hereof, the Employer shall promptly take all necessary steps, including rendering of such assistance as may reasonably be required, to obtain payment from the Insurer of the amounts payable under the Policy to the respective parties, as provided under Section D, above.



G.        Termination of Agreement
          Part I of this Agreement shall terminate when the first of any of the following events occur:
          1. Termination of the Employee's employment with the Employer prior to retirement;
             2. The later of the Employee's actual retirement or ten years from the date of issuance of the policy;
             3. Performance of the Agreement's terms following the death of the Employee;
             4. Failure by the Employer, for any reason, to make the premium contributions required under Section B of this Agreement.

H.           Disposition of Policy Upon Termination of Agreement
             Upon the termination of Part I of this Agreement for any reason other than Section G3 above, the Employee shall have a thirty (30)
            day option to satisfy the Collateral Assignment regarding the policy held by the Employer in accordance with the terms of this Paragraph
             H. The amount necessary to satisfy such Collateral Assignment shall be an amount equal to the total premium payments made by the Employer, plus any excess amounts as determined in Section E, above, but no greater than the amount of cash value under the Policy and, at the option of the Employee, either shall be paid directly by the Employee or through the Employer's collection from the cash value of the Policy.

             If the Policy shall then be encumbered by assignment, policy loan, or other means which have been the result of the Employer's actions, the Employer shall either remove such encumbrance, or reduce the amount necessary to satisfy the Collateral Assignment by the total amount of indebtedness outstanding against the Policy.  If the Employee exercises his option to satisfy the Collateral Assignment, the Employer shall execute all necessary documents required by the Insurer to remove and satisfy the Collateral Assignment outstanding on the Policy. If the Employee does not exercise his option to satisfy the Collateral Assignment outstanding on the Policy, the Employee shall execute all documents necessary to transfer ownership of the Policy to the Employer. Such transfer shall constitute satisfaction of any obligation the Employee has to the Employer with respect to this Agreement. The Employer shall then pay to the Employee the amount, if any, by which the cash surrender value of the Policy exceeds the amount necessary to satisfy the Collateral Assignment.


I.           Employee's Right to Assign His/Her Interest
           Employee agrees not to sell, assign, surrender or otherwise terminate the policy while this Agreement is in effect without the consent of the Employer.

J.       Insurer's Obligations
         The Insurer is not a party to this Agreement. It is understood by the parties hereto that in issuing such Policy of insurance, the Insurer shall have no liability except as set forth in the Policy and except as set forth in any assignment of the Policy filed at it Home Office and in Section K of this Agreement. Except as set forth in Section K, the Insurer shall not be bound to inquire into, or take notice of, any of the covenants herein contained as to the Policy of insurance or as to application of proceeds of such policy. Upon the death of the Insured and payment of the proceeds in accordance with Section K of this Agreement, the Insurer shall be discharged of all liability.

K.           Claims Procedure
             The following claims procedure shall apply to the Policy and the Secured Benefit Plan:

          1. Filing of a claim for benefits. The Employee or the Beneficiary shall make a claim for the benefits provided under the policy in the manner provided in the Policy.

          2. Claim denial. With respect to a claim for benefits under said Policy, the Insurer shall be the entity which reviews and makes decisions on claim denials according to the terms of the Policy.

         3. Notification to claimant of decision. If a claim is wholly or partially denied, notice of the decision, meeting the requirements of Section K4, following, shall be furnished to the claimant within a reasonable period of time after a claim has been filed.

         4. Content of notice. The insurer shall provide, to any claimant who is denied a claim for benefits, written notice setting forth in a manner calculated to be understood by the claimant, the following:

                 a.       The specific reason or reasons for the denial;
                 b. Specific reference to pertinent Policy provisions or provisions of this Agreement on which the denial is based;
                c.       A description of any additional material or information
                          necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and
                 d. An explanation of this Agreement's claim review procedure, as set forth in Sections K5 and K6.

         5. Review procedure. The purpose of the review procedure set forth in this subsection and subsection 6, following, is to provide a method by which a claimant under the Policy may have a reasonable opportunity to appeal a denial of claim for a full and fair review. To accomplish that purpose, the claimant or his/her duly authorized representative:
                 a. May request a review upon written application to the Insurer;
                 b.       May review the Policy; and
                 c.       May submit issues and comments in writing.

              A claimant, (or his/her duly authorized representative), shall request a review by filing a written application of review at any time within sixty (60) days after receipt by the claimant of written notice of the denial of the claim.

          6. Decision on review. A decision on review of a denial of a claim shall be made in the following matter:
             a. The decision on review shall be made by the Insurer which may, at its discretion, hold a hearing on the denied claim. The Insurer shall make its decision promptly, unless special circumstances (such as the need to hold a hearing) require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review.
             b. The decision on review shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, and specific references to the pertinent Policy provision or provision of this Agreement on which the decision is based.

             Notwithstanding any provision of the Agreement or the Policy, no Employee, assignee or beneficiary may commence any action in any court regarding the Policy prior to pursuing all rights of an Employee under this Section K.
                                         END OF PART I

Part II - Assignment of Life Insurance Policy as Collateral

A. For value received and in specific consideration of the premium payments made by the Employer as set forth in Section B of Part I hereof, the Employee hereby assigns, transfers and sets over to the
            Employer (herein this Part II called the "Assignee"), its successors and assigns, the Policy issued by the Insurer upon the life of Employee and all claims, options, privileges, rights, titles and interest therein and thereunder (except as provided in Paragraph C hereof), subject to all terms and conditions of the Policy and to all superior liens, if any, which the Insurer may have against the Policy.
             The Employee by this instrument agrees and the Assignee by the acceptance of this Assignment agrees to the conditions and provisions herein set forth.

B.        It is expressly agreed that, without detracting from the generality of the foregoing, the following specific rights are included in this Agreement and Collateral Assignment and inure to the Assignee by virtue hereof:

          1. The sole right to collect from the Insurer the net proceeds of the Policy in excess of the proceeds due the Employee under Part I, Section D, when it becomes a claim by death or maturity;

          2. The sole right to surrender the Policy and receive the surrender value thereof at any time provided by the terms of the Policy and at such other times as the Insurer may allow;

             3. The sole right to obtain one or more loans or advances on the policy, either from the Insurer or, at any time, from other persons, and to pledge or assign the Policy as security for such loans or advances;

            4. The sole right to exercise all nonforfeiture rights permitted by the terms of the Policy or allowed by the Insurer and to receive all benefits and advantages derived therefrom;

             5. The sole right to direct investment of cash values as provided under the insurance contract, and to make changes and transfers in such fund allocations.

C.         It is expressly agreed that the following specific rights, so long as the Policy has not been surrendered, are reserved and excluded from this Collateral Assignment and do not pass by virtue hereof:

             1.  The right to designate and change the beneficiary;

             2. The right to elect any optional mode of settlement permitted by the Policy or allowed by the Insurer;

             provided, however, that the reservation of these rights shall in no way impair the right of the Assignee to surrender the Policy completely with all its incidents or impair any other right of the Assignee hereunder, and any designation or change of beneficiary or election of a mode of settlement shall be made subject to this Agreement and Collateral Assignment and to the rights of the Assignee hereunder.

D.           This Collateral Assignment is made, and the Policy is to be held as collateral security for, any and all liabilities of the Employee to the
             Assignee arising under this Agreement (all of which liabilities secured or to become secured are herein called "Liabilities").  It is expressly agreed that all sums received by the Assignee hereunder either in the event of death of the Insured, the maturity or surrender of the Policy, the obtaining of a loan or advance on the Policy, or otherwise, shall first be applied to the payment of the liability for premiums paid by the Assignee on the Policy and other amounts due to Assignee under Part I of this Agreement.

E.           The Assignee covenants and agrees with the Employee as follows:

             1. That any balance of sums, if any, received hereunder from the Insurer remaining after payment of the existing Liabilities, matured or unmatured, shall be paid by the Assignee to the persons entitled thereto under the terms of the policy had this Collateral Assignment not be executed;

          2. That the Assignee will not exercise either the right to surrender the Policy or the right to obtain policy loans from the Insurer, until there has been either default in any of the Liabilities pursuant to this Agreement or termination of part I of said Agreement as therein provided; and

             3. That the Assignee will, upon request, forward without unreasonable delay to the Insurer the Policy for endorsement of any designation or change of beneficiary or any election of an optional mode of settlement.

F.           The Employee declares that no proceedings in bankruptcy are pending against, him/her and that his/her property is not subject to any assignment for the benefit of creditors.

                      Part III - Provisions Applicable to Parts I and II

A.           Amendments
             Amendments may be added to this Agreement by a written agreement signed by each of the parties and attached hereto.

B.           Choice of Law
             This Agreement shall be subject to, and construed according to, the laws of the State of Maryland.

C.           Binding Agreement
             This Agreement shall bind the Employer and the Employer's successors and assigns, the Employee and his/her heirs, executors, administrators, and assigns, and any Policy beneficiary.

D.           Validity of Provisions
             The Employer and the Employee agree that if any provision of this Agreement is determined to be invalid or unenforceable, in whole or part, then all remaining provisions of the Agreement and, to the extent valid or enforceable, the provision in question shall remain valid, binding and fully enforceable as if the invalid or unenforceable provisions, to the extent necessary, was not a part of this Agreement.

IN WITNESS WHEREOF, parties hereto have executed this Agreement, including the provisions regarding Collateral Assignment, on the day and year first above written.

________________________                   __________________________
Witness                                    Employee
                                           ____________________________
                                           _____________________________
                                           Address
                                           Allegheny Power Service Corporation
                                           By:  ____________________________
                                                   Richard J. Gagliardi
                                                      Vice President

                                              E-2
Monongahela Power Company
                                                   Incorporation
                 Documents                         by Reference

3.1          Charter of the Company,
             as amended                            Form S-3, 33-51301, exh.
                                                   4(a)

3.2          Code of Regulations,                  Form 10-Q of the Company
             as amended                            (1-268-2), September
                                                   1993, exh. (a)(3)

4            Indenture, dated as                   S 2-5819, exh. 7(f)
             of August 1, 1945,                    S 2-8782, exh. 7(f) (1)
             and certain                           S 2-8881, exh. 7(b)
             Supplemental                          S 2-9355, exh.4(h) (1)
             Indentures of the                     S 2-9979, exh. 4(h)(1)
             Company defining                      S 2-10548, exh. 4(b)
             rights of security                    S 2-14763, exh. 2(b) (i)
             holders.*                             S 2-24404, exh. 2(c);
                                                   S 2-26806, exh. 4(d);
                                                   Forms 8-K of the Company
                                                   (1-268-2) dated August 8,
                                                   1989, November 21, 1991,
                                                   June 4, 1992, July 15,
                                                   1992, September 1, 1992
                                                   and April 29, 1993


* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.


12           Computation of ratio of earnings
             to fixed charges

21           Subsidiaries:  Monongahela Power Company has a
             27% equity ownership in Allegheny Generating
             Company, incorporated in Virginia; and a 25% equity ownership in Allegheny Pittsburgh Coal
             Company, incorporated in Pennsylvania.

23           Consent of Independent Accountants              See page 61
                                                               herein.

24           Powers of Attorney                              See pages 62-67
                                                               herein.

EXHIBIT 12
                                  COMPUTATION IN SUPPORT OF RATIO OF EARNINGS
                                               TO FIXED CHARGES

                                       For Year Ended December 31, 1993

                                         (Dollar Amounts in Thousands)

                    Monongahela    The Potomac     West Penn         Allegheny
                       Power          Edison         Power           Generating
                      Company        Company        Company           Company


Earnings:
  Net Income         $ 61,698        $ 73,467       $102,061          $ 27,182
  Fixed charges
   (see below)         38,260          44,501         61,845            21,635
  Income taxes         33,662          30,630         51,958            13,433

Total earnings       $133,620        $148,598       $215,864          $ 62,250


Fixed Charges:
 Interest on long-
   term debt         $ 35,555       $ 42,695        $ 58,857          $ 21,185
  Other
   interest             2,033          1,107           1,728               450
  Estimated interest
    component of
     rentals              672            699           1,260              ---

  Total fixed
   charges           $ 38,260       $ 44,501        $ 61,845          $ 21,635


Ratio of Earnings to
Fixed Charges:           3.49           3.34            3.49              2.88

The Potomac Edison Company

                                                       Incorporation
                          Documents                    by Reference

3.1              Charter of the Company,             Form 10-Q of the Company
                 as amended                          (1-3376-2), September 1993,
                                                     exh. (a)3

3.2              By-laws of the Company,             Form 10-Q of the Company
                 as amended                          (1-3376-2), June 1990,
                                                     exh. (a)3

4                Indenture, dated as of            S 2-5473, exh. 7(b); Form
                 October 1, 1944, and              S-3, 33-51305, exh. 4(d)
                 certain Supplemental              Forms 8-K of the Company (1-
                 Indentures of the                 33-76-2) dated June 14, 1989,
                 Company defining rights           June 25, 1990, August 21,
                 Company defining rights           1991, December 11, 1991,
                 of security holders*              December 15, 1992, February
                                                   17, 1993 and March 30, 1993

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above
         Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.



12       Computation of ratio of earnings
         to fixed charges

21 Subsidiaries: The Potomac Edison Company has a 28% equity ownership in Allegheny Generating Company, incorporated in Virginia and a 25% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania.

23       Consent of Independent                       See page 61 herein.
         Accountants

24       Powers of Attorney                           See pages 62-67 herein.

EXHIBIT 12
                                  COMPUTATION IN SUPPORT OF RATIO OF EARNINGS
                                               TO FIXED CHARGES

                                       For Year Ended December 31, 1993

                                         (Dollar Amounts in Thousands)

                    Monongahela    The Potomac     West Penn         Allegheny
                       Power          Edison         Power           Generating
                      Company        Company        Company           Company


Earnings:
  Net Income         $ 61,698        $ 73,467       $102,061          $ 27,182
  Fixed charges
   (see below)         38,260          44,501         61,845            21,635
  Income taxes         33,662          30,630         51,958            13,433

Total earnings       $133,620        $148,598       $215,864          $ 62,250


Fixed Charges:
 Interest on long-
   term debt         $ 35,555       $ 42,695        $ 58,857          $ 21,185
  Other
   interest             2,033          1,107           1,728               450
  Estimated interest
    component of
     rentals              672            699           1,260              ---

  Total fixed
   charges           $ 38,260       $ 44,501        $ 61,845          $ 21,635


Ratio of Earnings to
Fixed Charges:           3.49           3.34            3.49              2.88

West Penn Power Company
                                                            Incorporation
                          Documents                         by Reference

3.1      Charter of the Company,                 Form S-3, 33-51303, exh. 4(a)
         as amended

3.2      By-laws of the Company,                 Form 8-K of the Company
         as amended                              (1-255-2), dated June 9, 1993,
                                                 exh. (a)(3)


4        Indenture, dated as of                  S-3, 33-51303, exh. 4(d)
         March 1, 1916, and certain              S 2-1835, exh. B(1), B(6)
         Supplemental Indentures of              S 2-4099, exh. B(6), B(7)
         the Company defining rights             S 2-4322, exh. B(5)
         of security holders.*                   S 2-5362, exh. B(2), B(5)
                                                 S 2-7422, exh. 7(c), 7(i)
                                                 S 2-7840, exh. 7(d), 7(k)
                                                 S 2-8782, exh. 7(e) (1)
                                                 S 2-9477, exh. 4(c), 4(d)
                                                 S 2-10802, exh. 4(b), 4(c)
                                                 S 2-13400, exh. 2(c), 2(d)
                                                 Form 10-Q of the Company
                                                 (1-255-2), June 1980, exh. D
                                                 Forms 8-K of the Company
                                                 (1-255-2) dated June 1989,
                                                 February 1991, December 1991,
                                                 August 13, 1993, September 15,
                                                 1992, June 9, 1993 and June
                                                 1993

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above
         Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

12       Computation of ratio of earnings
         to fixed charges

21 Subsidiaries: West Penn Power Company has a 45% equity ownership in Allegheny Generating Company, incorporated in Virginia; a 50% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania; and a 100% equity ownership in West Virginia Power and Transmission Company, incorporated in West Virginia, which owns a 100% equity ownership in West Penn West Virginia Water Power Company, incorporated in Pennsylvania.

23       Consent of Independent                         See page 61 herein.
         Accountants

24       Powers of Attorney                             See pages 62-67 herein.

EXHIBIT 12
                                  COMPUTATION IN SUPPORT OF RATIO OF EARNINGS
                                               TO FIXED CHARGES

                                       For Year Ended December 31, 1993

                                         (Dollar Amounts in Thousands)

                    Monongahela    The Potomac     West Penn         Allegheny
                       Power          Edison         Power           Generating
                      Company        Company        Company           Company


Earnings:
  Net Income         $ 61,698        $ 73,467       $102,061          $ 27,182
  Fixed charges
   (see below)         38,260          44,501         61,845            21,635
  Income taxes         33,662          30,630         51,958            13,433

Total earnings       $133,620        $148,598       $215,864          $ 62,250


Fixed Charges:
 Interest on long-
   term debt         $ 35,555       $ 42,695        $ 58,857          $ 21,185
  Other
   interest             2,033          1,107           1,728               450
  Estimated interest
    component of
     rentals              672            699           1,260              ---

  Total fixed
   charges           $ 38,260       $ 44,501        $ 61,845          $ 21,635


Ratio of Earnings to
Fixed Charges:           3.49           3.34            3.49              2.88


Allegheny Generating Company

                          Documents

3.1(a)           Charter of the Company, as amended*

3.1(b)           Certificate of Amendment to Charter, effective July 14,
                 1989.**

3.2              By-laws of the Company, as amended*

4 Indenture, dated as of December 1, 1986, and Supplemental Indenture, dated as of December 15, 1988, of the Company defining rights of security holders.***

10.1 APS Power Agreement-Bath County Pumped Storage Project, as amended, dated as of August 14, 1981, among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Allegheny Generating Company.*

10.2 Operating Agreement, dated as of June 17, 1981, among Virginia Electric and Power Company, Allegheny Generating Company, Monongahela Power Company, West Penn Power Company and The Potomac Edison Company.*

10.3 Equity Agreement, dated June 17, 1981, between and among Allegheny Generating Company, Monongahela Power Company, West Penn Power Company and The Potomac Edison Company.*

10.4 United States of America Before The Federal Energy Regulatory Commission, Allegheny Generating Company, Docket No. ER84-504-000, Settlement Agreement effective October 1, 1985.*

12               Computation of ratio of earnings
                 to fixed charges

23               Consent of Independent                 See page 61 herein.
                 Accountants

24               Powers of Attorney                     See pages 62-67 herein.


 * Incorporated by reference to the designated exhibit to AGC's registration statement on Form 10, File No. 0-14688.

**       Incorporated by reference to Form 10-Q of the Company
         (0-14688) for June 1989, exh. (a).

***      Incorporated by reference to Forms 8-K of the Company
         (0-14688) for December 1986, exh. 4(A), and December 1988, exh. 4.1.


EXHIBIT 12
                                  COMPUTATION IN SUPPORT OF RATIO OF EARNINGS
                                               TO FIXED CHARGES

                                       For Year Ended December 31, 1993

                                         (Dollar Amounts in Thousands)

                    Monongahela    The Potomac     West Penn         Allegheny
                       Power          Edison         Power           Generating
                      Company        Company        Company           Company


Earnings:
  Net Income         $ 61,698        $ 73,467       $102,061          $ 27,182
  Fixed charges
   (see below)         38,260          44,501         61,845            21,635
  Income taxes         33,662          30,630         51,958            13,433

Total earnings       $133,620        $148,598       $215,864          $ 62,250


Fixed Charges:
 Interest on long-
   term debt         $ 35,555       $ 42,695        $ 58,857          $ 21,185
  Other
   interest             2,033          1,107           1,728               450
  Estimated interest
    component of
     rentals              672            699           1,260              ---

  Total fixed
   charges           $ 38,260       $ 44,501        $ 61,845          $ 21,635


Ratio of Earnings to
Fixed Charges:           3.49           3.34            3.49              2.88