Form 10-Q
period 1994-03-31
ALLEGHENY POWER SYSTEM INC
filed 1994-05-12
CIK 3673

Page 1 of 11




                                                       FORM 10-Q


                                          SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D.C.  20549





                                      Quarterly Report Under Section 13 or 15(d)
                                        of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1994


Commission File Number 1-267




                                 Allegheny Power System, Inc.
                       (Exact name of registrant as specified in its charter)


   Maryland                                              13-5531602
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                         12 East 49th Street, New York, New York  10017-1028
                                   Telephone Number - 212-752-2121





           The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           At May 12, 1994, 118,037,427 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                                             ALLEGHENY POWER SYSTEM, INC.

                                      Form 10-Q for Quarter Ended March 31, 1994



                                                                      Page
                                            Index                      No.


PART I--FINANCIAL INFORMATION

  Consolidated statement of income -
    Three months ended March 31, 1994 and 1993                          3


  Consolidated balance sheet - March 31, 1994
    and December 31, 1993                                               4


  Consolidated statement of cash flows -
    Three months ended March 31, 1994 and 1993                          5


  Notes to consolidated financial statements                            6


  Management's discussion and analysis of financial
    condition and results of operations                               7-10



PART II--OTHER INFORMATION                                              11

                                               ALLEGHENY POWER SYSTEM, INC.
                                             Consolidated Statement of Income

                                                                                       Three Months Ended
                                                                                           March 31
                                                                                     1994                  1993
                                                                                       (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                                                      $274 465              $233 494
  Commercial                                                                        120 258               106 348
  Industrial                                                                        179 613               163 083
  Nonaffiliated utilities                                                           111 612                91 328
  Other                                                                              18 384                20 425
    Total Operating Revenues                                                        704 332               614 678

OPERATING EXPENSES:
  Operation:
    Fuel                                                                            155 720               152 853
    Purchased power and exchanges, net                                              136 487                97 226
    Deferred power costs, net                                                         5 182                (1 625)
    Other                                                                            68 961                62 975
  Maintenance                                                                        63 902                56 811
  Depreciation                                                                       55 872                51 601
  Taxes other than income taxes                                                      49 996                46 824
  Federal and state income taxes                                                     50 055                40 489
                Total Operating Expenses                                            586 175               507 154
                Operating Income                                                    118 157               107 524

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                                          2 865                 3 254
  Other income, net                                                                    (299)                  (30)
                Total Other Income and Deductions                                     2 566                 3 224
                Income Before Interest Charges and
                  Preferred Dividends                                               120 723               110 748

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest on long-term debt                                                         36 923                40 174
  Other interest                                                                      2 448                 1 069
  Allowance for borrowed funds used
    during construction                                                              (1 784)               (2 381)
  Dividends on preferred stock of subsidiaries                                        4 232                 4 277
                Total Interest Charges and
                  Preferred Dividends                                                41 819                43 139

CONSOLIDATED NET INCOME                                                            $ 78 904              $ 67 609

COMMON STOCK SHARES OUTSTANDING (average)                                       117 667 736           113 902 668

EARNINGS PER AVERAGE SHARE                                                             $.67                  $.59

See accompanying notes to consolidated financial statements.

                                                        - 4 -

                                             ALLEGHENY POWER SYSTEM, INC.
                                              Consolidated Balance Sheet


                                                                                    March 31,             December 31,
                                                                                      1994                    1993
                                                                                         (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $659,626,000
      and $638,920,000 under construction                                           $7 238 334            $7 176 847
    Accumulated depreciation                                                        (2 422 280)           (2 388 758)
                                                                                     4 816 054             4 788 089
  Investments and Other Assets:
    Subsidiaries consolidated--excess of cost
      over book equity at acquisition                                                   15 077                15 077
    Securities of associated company--at cost,
      which approximates equity                                                          1 250                 1 250
    Other                                                                               24 431                24 357
                                                                                        40 758                40 684
  Current Assets:
    Cash and temporary cash investments                                                  4 269                 2 417
    Accounts receivable:
      Electric service, net of $4,345,000 and $3,418,000
        uncollectible allowance                                                        224 405               188 139
      Other                                                                              9 587                 7 736
    Materials and supplies--at average cost:
      Operating and construction                                                        90 997                86 766
      Fuel                                                                              68 935                71 392
    Deferred power costs                                                                 9 449                14 054
    Prepaid taxes                                                                       55 176                43 139
    Other                                                                               16 433                10 391
                                                                                       479 251               424 034
  Deferred Charges:
    Regulatory assets                                                                  582 158               577 817
    Unamortized loss on reacquired debt                                                 43 660                44 435
    Other                                                                               84 914                74 109
                                                                                       710 732               696 361

                    Total Assets                                                    $6 046 795            $5 949 168

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                                    $  147 547            $  147 079
    Other paid-in capital                                                              939 424               931 063
    Retained earnings                                                                  908 334               877 673
                                                                                     1 995 305             1 955 815
    Preferred stock:
      Not subject to mandatory redemption                                              250 086               250 086
      Subject to mandatory redemption                                                   26 400                26 400
    Long-term debt                                                                   2 035 685             2 008 104
                                                                                     4 307 476             4 240 405
  Current Liabilities:
    Short-term debt                                                                    122 504               130 636
    Long-term debt and preferred stock
      due within one year                                                               11 200                27 200
    Accounts payable                                                                   177 562               187 690
    Taxes accrued:
      Federal and state income                                                          63 969                14 689
      Other                                                                             42 221                57 758
    Interest accrued                                                                    36 685                38 626
    Other                                                                               89 529                73 467
                                                                                       543 670               530 066
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                                      164 247               166 328
    Deferred income taxes                                                              887 833               873 695
    Regulatory liabilities                                                             107 475               107 372
    Other                                                                               36 094                31 302
                                                                                     1 195 649             1 178 697

                    Total Capitalization and Liabilities                            $6 046 795            $5 949 168

See accompanying notes to consolidated financial statements.

                                                         - 5 -


                                             ALLEGHENY POWER SYSTEM, INC.
                                         Consolidated Statement of Cash Flows


                                                                                       Three Months Ended
                                                                                           March 31
                                                                                     1994                  1993
                                                                                    (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Consolidated net income                                                          $ 78 904              $ 67 609
  Depreciation                                                                       55 872                51 601
  Deferred investment credit and income taxes, net                                   (4 161)                  377
  Deferred power costs, net                                                           5 182                (1 625)
  Allowance for other than borrowed funds used
    during construction                                                              (2 865)               (3 254)
  Changes in certain current assets and
    liabilities:
      Accounts receivable, net                                                      (38 117)              (29 007)
      Materials and supplies                                                         (1 774)               (3 231)
      Accounts payable                                                              (10 128)              (33 970)
      Taxes accrued                                                                  33 743                19 786
      Interest accrued                                                               (1 941)                1 240
  Other, net                                                                          6 592                 8 220
                                                                                    121 307                77 746

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                         (86 084)             (100 014)
  Allowance for other than borrowed funds used
    during construction                                                               2 865                 3 254
                                                                                    (83 219)              (96 760)

CASH FLOWS FROM FINANCING:
  Sale of common stock                                                                8 829                 8 785
  Issuance of long-term debt                                                         27 309               232 333
  Retirement of long-term debt                                                      (16 000)              (18 455)
  Deposit with trustees for redemption
    of long-term debt                                                                 -                  (184 646)
  Short-term debt, net                                                               (8 132)               14 195
  Cash dividends on common stock                                                    (48 242)              (46 129)
                                                                                    (36 236)                6 083

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                     1 852               (12 931)
Cash and Temporary Cash Investments at January 1                                      2 417                17 032
Cash and Temporary Cash Investments at March 31                                    $  4 269              $  4 101

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)                                           $ 38 240              $ 36 535
    Income taxes                                                                       -                    5 128

See accompanying notes to consolidated financial statements.

                       ALLEGHENY POWER SYSTEM, INC.

                Notes to Consolidated Financial Statements



1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 consolidated balance sheet which was in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

2. The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3. On March 1, 1994, The Potomac Edison Company retired at maturity $16 million of 4-5/8% first mortgage bonds.

4. Other paid-in capital increased $8,386,000 in the three months ended March 31, 1994, representing the excess of amounts received over par value, less related expenses, from the issuance of 373,845 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan. Additionally, other paid-in capital decreased $25,000 for expenses related to the October 1993 public sale of shares of common stock.

5. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                         Three Months Ended
                                                               March 31
                                                         1994          1993

Number of Shares. . . . . . . . . . . . . .        117,663,582     113,898,736
Amount per Share. . . . . . . . . . . . . .           $.41            $.405

                       ALLEGHENY POWER SYSTEM, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


      COMPARISON OF FIRST QUARTER OF 1994 WITH FIRST QUARTER OF 1993

CONSOLIDATED NET INCOME

                    Consolidated net income for the first quarter of 1994 was $78.9 million or $.67 per average share, compared with $67.6 million or $.59 per average share for the corresponding 1993 period.

                    The increase in consolidated net income for the first quarter of 1994 resulted from greater kilowatthour (kWh) sales to retail customers and previously reported rate increases, primarily in Maryland and Pennsylvania effective in February and May 1993, respectively, offset in part by increased maintenance, depreciation, and other expenses. Retail sales in the first quarter of 1994 were favorably affected by record-setting cold temperatures in January 1994.

SALES AND REVENUES

                    Retail kWh sales to residential, commercial, and industrial customers increased 9%, 6%, and 3%, respectively. The increase in kWh sales to residential and commercial customers was primarily due to an increase in weather-related sales. In mid-January 1994, the coldest temperatures ever recorded in much of the System service territory resulted in heating degree days which were 45% over the prior January and 16% above normal. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The increase in revenues from retail customers resulted from the following:

                                                    Change from Prior Period
                                                      (Millions of Dollars)

Increased kWh sales                                                 $20.8
Fuel and energy cost adjustment
  clauses (1)                                                        28.2
Rate increases (2):
  Pennsylvania                                                       13.6
  Maryland                                                            2.9
  West Virginia                                                       2.0
  Virginia                                                            1.4
                                                                     19.9
Other                                                                 2.5
                                                                    $71.4

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects rate increases on an annual basis of about $11.3 million in Maryland effective February 25, 1993, a $61.6 million increase in base rates in Pennsylvania effective
           May 18, 1993, a surcharge of $3.9 million in West Virginia effective July 1, 1992, which was increased to $10.9 million effective July 1, 1993, for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990
           (CAAA), and a $10.0 million base rate increase in Virginia effective September 28, 1993.

                    KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                                        Three Months Ended
                                                                             March 31
                                                                        1994               1993

KWh sales (in billions):
  From subsidiaries' generation                                          .4                  .6
  From purchased power                                                  3.3                 2.9
                                                                        3.7                 3.5

Revenues (in millions):
  From subsidiaries' generation                                      $ 10.4               $14.1
  From sales of purchased power                                       101.2                77.2
                                                                     $111.6               $91.3

                    Sales from subsidiaries' generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduces the amount available for sale, and continuing price competition. Increased sales from purchased power were due to increased demand resulting primarily from reduced availability of eastern utilities' generation equipment. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.


OPERATING EXPENSES

                    Fuel expenses increased 2%, primarily the net result of a 3% increase in average coal prices and a 2% decrease in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                    "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:

                                                                        Three Months Ended
                                                                             March 31
                                                                        1994               1993
                                                                        (Millions of Dollars)
Purchased power:
  For resale to other utilities                                      $ 89.7               $70.2
  From PURPA generation                                                30.2                24.5
  Other                                                                13.3                 2.6
      Total power purchased                                           133.2                97.3
Power exchanges, net                                                    3.3                 (.1)
                                                                     $136.5               $97.2

                    The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. As described under SALES AND REVENUES above, the increase in sales to retail customers combined with generating unit outages resulted in increased purchases from other utilities. The primary reason for the fluctuation in purchases for resale to other utilities is also described under SALES AND REVENUES above.

                    The increase in other operation expense resulted primarily from provisions for claims related to previously reported asbestos suits and a superfund site cleanup, the timing of expenditures for increased participation in research and development activities of the Electric Power Research Institute, and increased provisions for uncollectible accounts.

                    Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In early January 1994, Monongahela Power Company experienced the worst storm in that company's history with nearly $7 million of damage to its facilities. These expenses were deferred pending rate recovery which has been requested in a rate case filing made on January 18, 1994. The subsidiaries are experiencing, and expect to continue to experience, increased expenditures due to the aging of their power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

                    The increase in depreciation expense resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures expected as a result of the CAAA and the replacement of aging equipment at the subsidiaries' power stations, depreciation expense is expected to increase significantly over the next few years.

                    Taxes other than income taxes increased $3.2 million primarily from increases in gross receipts taxes resulting from higher revenues from retail customers. The net increase of $9.6 million in federal and state income taxes resulted primarily from an increase in income before taxes and an increase in the federal income tax rate pursuant to the Revenue Reconciliation Act of 1993 enacted in August 1993.


                    The combined decrease of $1.0 million in allowance for funds used during construction (AFUDC) reflects an increase in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

                    Interest on long-term debt decreased $3.3 million due primarily to interest savings from debt refinancings in 1993.
Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the companies.

LIQUIDITY AND CAPITAL RESOURCES

                    The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993 should be read with the following information.

                    Monongahela Power Company, on January 18, 1994, and The Potomac Edison Company, on January 14, 1994, filed applications with the Public Service Commission of West Virginia for base rate increases designed to produce $61.3 million and $12.2 million, respectively, in additional annual revenues. On March 31, 1994, West Penn Power Company filed with the Pennsylvania Public Utility Commission for an increase in base rates of about $80 million in additional revenues on an annual basis. On April 15, 1994, The Potomac Edison Company filed with the Maryland Public Service Commission for a rate increase designed to produce $31 million in additional annual revenues from its Maryland customers. These increases, along with additional rate increase requests to be filed in Virginia, Ohio, and at the Federal Energy Regulatory Commission for wholesale customers, include recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the subsidiaries will begin to receive additional revenues from these rate cases on or about the time they begin to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

                    On May 11, 1994, Monongahela Power Company issued 500,000 shares of $7.73 preferred stock with a par value of $100 per share.

                    In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                    As previously reported, the subsidiaries are currently named as defendants along with multiple other defendants in 2,056 pending asbestos cases involving multiple plaintiffs. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The subsidiaries believe that the remaining cases involving them are without merit and that provisions for liabilities are such that these suits will not have a material effect on their financial position.

                    As also previously reported, the subsidiaries and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a superfund site subject to cleanup. The subsidiaries believe that provisions for liabilities are such that costs incurred in connection with remediation efforts will not have a material effect on their financial position.

                       ALLEGHENY POWER SYSTEM, INC.
                 Part II - Other Information to Form 10-Q
                     for Quarter Ended March 31, 1994


ITEM 5.  OTHER INFORMATION

                    On May 5, 1994, the Senior Hearing Examiner in The Potomac Edison Company's 1993 Virginia base rate filing issued a report recommending an increase in annual revenues of $4.5 million based on a return on equity of 11.25%.

                    On May 4, 1994, the Pennsylvania Public Utility Commission approved West Penn Power Company's request to accrue post in-service carrying charges on the Harrison scrubbers and to defer related depreciation and operating and maintenance expenses until they are recognized in rates.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1994.






                                 Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALLEGHENY POWER SYSTEM, INC.



                                                      K. M. JONES
                                               K. M. Jones, Vice President
                                               (Chief Accounting Officer)













May 12, 1994