Form 10-Q
period 1994-06-30
ALLEGHENY POWER SYSTEM INC
filed 1994-08-11
CIK 3673

Page 1 of 13




                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1994


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

           At August 10, 1994, 118,456,542 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.





                                              ALLEGHENY POWER SYSTEM, INC.

                                        Form 10-Q for Quarter Ended June 30, 1994



                                                                                                            Page
                                             Index                                                           No.


PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1994 and 1993                                                          3


  Consolidated balance sheet - June 30, 1994
    and December 31, 1993                                                                                      4


  Consolidated statement of cash flows -
    Six months ended June 30, 1994 and 1993                                                                    5


  Notes to consolidated financial statements                                                                   6


  Management's discussion and analysis of financial
    condition and results of operations                                                                      7-11



PART II--OTHER INFORMATION                                                                                  12-13

                                                                - 3 -

                                                    ALLEGHENY POWER SYSTEM, INC.
                                                  Consolidated Statement of Income


                                                                Three Months Ended                     Six Months Ended
                                                                      June 30                          June 30
                                                                 1994           1993                  1994               1993
                                                                                (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                              $193 428            $182 749         $  467 893          $  416 243
  Commercial                                                107 958              99 369            228 216             205 717
  Industrial                                                178 457             167 460            358 070             330 543
  Nonaffiliated utilities                                    74 704              91 104            186 316             182 432
  Other                                                      14 714              11 698             33 098              32 123
           Total Operating Revenues                         569 261             552 380          1 273 593           1 167 058

OPERATING EXPENSES:
  Operation:
    Fuel                                                    132 085             130 285            287 805             283 138
    Purchased power and exchanges, net                       98 743              95 559            235 230             192 785
    Deferred power costs, net                                  (150)              1 528              5 032                 (97)
    Other                                                    68 443              64 822            137 404             127 797
  Maintenance                                                60 319              57 946            124 221             114 757
  Depreciation                                               56 261              52 440            112 133             104 041
  Taxes other than income taxes                              43 712              42 887             93 708              89 711
  Federal and state income taxes                             26 350              23 621             76 405              64 110
           Total Operating Expenses                         485 763             469 088          1 071 938             976 242
           Operating Income                                  83 498              83 292            201 655             190 816

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                  2 697               3 839              5 562               7 093
  Other income, net                                              40                 375               (259)                345
           Total Other Income and Deductions                  2 737               4 214              5 303               7 438
           Income Before Interest Charges
             and Preferred Dividends                         86 235              87 506            206 958             198 254

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest on long-term debt                                 37 231              40 444             74 154              80 618
  Other interest                                              2 548               1 259              4 996               2 328
  Allowance for borrowed funds used
    during construction                                      (1 866)             (2 827)            (3 650)             (5 208)
  Dividends on preferred stock of
    subsidiaries                                              5 174               4 272              9 406               8 549
           Total Interest Charges and
             Preferred Dividends                             43 087              43 148             84 906              86 287

CONSOLIDATED NET INCOME                                    $ 43 148            $ 44 358         $  122 052          $  111 967

COMMON STOCK SHARES OUTSTANDING
  (average)                                             118 042 033         114 256 100        117 855 917         114 080 360

EARNINGS PER AVERAGE SHARE                                     $.37                $.39              $1.04                $.98


See accompanying notes to consolidated financial statements.

                                                       - 4 -

                                              ALLEGHENY POWER SYSTEM, INC.
                                               Consolidated Balance Sheet

                                                                                         June 30,           December 31,
                                                                                           1994                 1993
                                                                                             (Thousands of Dollars)

ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $705,762,000
      and $638,920,000 under construction                                             $7 340 971            $7 176 847
    Accumulated depreciation                                                          (2 462 804)           (2 388 758)
                                                                                       4 878 167             4 788 089
  Investments and Other Assets:
    Subsidiaries consolidated--excess of cost
      over book equity at acquisition                                                     15 077                15 077
    Securities of associated company--at cost,
      which approximates equity                                                            1 250                 1 250
    Other                                                                                 24 455                24 357
                                                                                          40 782                40 684
  Current Assets:
    Cash and temporary cash investments                                                    2 313                 2 417
    Accounts receivable:
      Electric service, net of $4,743,000 and $3,418,000
        uncollectible allowance                                                          188 981               188 139
      Other                                                                                8 838                 7 736
    Materials and supplies--at average cost:
      Operating and construction                                                          90 926                86 766
      Fuel                                                                                84 250                71 392
    Deferred power costs                                                                  10 633                14 054
    Prepaid taxes                                                                         41 230                43 139
    Other                                                                                 18 557                10 391
                                                                                         445 728               424 034

  Deferred Charges:
    Regulatory assets                                                                    585 736               577 817
    Unamortized loss on reacquired debt                                                   42 589                44 435
    Other                                                                                 84 497                74 109
                                                                                         712 822               696 361

                   Total Assets                                                       $6 077 499            $5 949 168

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                                      $  148 071            $  147 079
    Other paid-in capital                                                                946 970               931 063
    Retained earnings                                                                    903 088               877 673
                                                                                       1 998 129             1 955 815
    Preferred stock:
      Not subject to mandatory redemption                                                300 086               250 086
      Subject to mandatory redemption                                                     26 400                26 400
    Long-term debt                                                                     2 075 552             2 008 104
                                                                                       4 400 167             4 240 405
  Current Liabilities:
    Short-term debt                                                                      117 022               130 636
    Long-term debt and preferred stock
      due within one year                                                                 11 200                27 200
    Accounts payable                                                                     167 808               187 690
    Taxes accrued:
      Federal and state income                                                            21 117                14 689
      Other                                                                               34 121                57 758
    Interest accrued                                                                      38 445                38 626
    Other                                                                                 94 330                73 467
                                                                                         484 043               530 066
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                                        162 166               166 328
    Deferred income taxes                                                                889 088               873 695
    Regulatory liabilities                                                               104 924               107 372
    Other                                                                                 37 111                31 302
                                                                                       1 193 289             1 178 697

                   Total Capitalization and Liabilities                               $6 077 499            $5 949 168


See accompanying notes to consolidated financial statements.

                                                          - 5 -


                                              ALLEGHENY POWER SYSTEM, INC.
                                          Consolidated Statement of Cash Flows


                                                                                          Six Months Ended
                                                                                              June 30
                                                                                       1994                   1993
                                                                                      (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Consolidated net income                                                           $122 052               $111 967
  Depreciation                                                                       112 133                104 041
  Deferred investment credit and income taxes, net                                    (5 556)                (4 457)
  Deferred power costs, net                                                            5 032                    (97)
  Allowance for other than borrowed funds used
    during construction                                                               (5 562)                (7 093)
  Changes in certain current assets and liabilities:
    Accounts receivable, net                                                          (1 944)                (7 029)
    Materials and supplies                                                           (17 018)                 5 293
    Accounts payable                                                                 (19 882)               (33 675)
    Taxes accrued                                                                    (17 209)               (19 893)
    Interest accrued                                                                    (181)                   891
    Other current liabilities                                                         21 070                 30 152
  Other, net                                                                           1 933                  1 402
                                                                                     194 868                181 502

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                         (208 387)              (252 719)
  Allowance for other than borrowed funds used
    during construction                                                                5 562                  7 093
                                                                                    (202 825)              (245 626)

CASH FLOWS FROM FINANCING:
  Sale of common stock                                                                17 263                 17 498
  Sale of preferred stock                                                             49 635                    -
  Issuance of long-term debt                                                          78 036                507 289
  Retirement of long-term debt                                                       (26 830)              (307 924)
  Deposit with trustees for redemption
    of long-term debt                                                                    -                 (144 166)
  Short-term debt, net                                                               (13 614)                73 805
  Cash dividends on common stock                                                     (96 637)               (92 401)
                                                                                       7 853                 54 101

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       (104)               (10 023)
  Cash and Temporary Cash Investments at January 1                                     2 417                 17 032
  Cash and Temporary Cash Investments at June 30                                    $  2 313               $  7 009

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                            $ 73 384               $ 75 065
    Income taxes                                                                      65 430                 64 447


See accompanying notes to consolidated financial statements.

                        ALLEGHENY POWER SYSTEM, INC.
                 Notes to Consolidated Financial Statements

1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

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

3. On June 22, 1994, The Potomac Edison Company issued $75 million of 8%, 30-year first mortgage bonds. On May 11, 1994, the Monongahela Power Company issued $50 million of $100 par value cumulative preferred stock with a dividend of $7.73. Proceeds from both sales were used to repay outstanding short-term debt and for other corporate purposes.

           On March 1, 1994, The Potomac Edison Company retired at maturity $16 million of 4-5/8% first mortgage bonds.

4. Other paid-in capital increased $16,580,000 in the six months ended June 30, 1994, representing the excess of amounts received over par value from the issuance of 792,960 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan. Additionally, other paid-in capital decreased $365,000 for expenses related to a subsidiary's May 1994 sale of preferred stock, $237,000 for expenses related to the November 1993 common stock split, and $71,000 for expenses related to the October 1993 public sale of shares of common stock.

5. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                     1994                                      1993
                                                1st                2nd                   1st           2nd
                                             Quarter             Quarter               Quarter          Quarter

           Number of Shares               117,663,582         118,037,427           113,898,736      114,252,458
           Amount per Share                     $.41               $.41                $.405              $.405

                        ALLEGHENY POWER SYSTEM, INC.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994
           WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1993

CONSOLIDATED NET INCOME

                   Consolidated net income for the second quarter of 1994 was $43.1 million or $.37 per average share, compared with $44.4 million or $.39 per average share for the corresponding 1993 period. For the first six months of 1994, consolidated net income was $122.1 million or $1.04 per average share, compared with $112.0 million or $.98 per average share for the corresponding 1993 period.

                   The increase in consolidated net income for the first six months of 1994 reflects revenue increases from retail customers due to previously reported rate increases, primarily in Maryland and Pennsylvania, effective in February and May 1993, respectively, and greater kilowatthour (kWh) sales to retail customers. Earnings for the second quarter of 1994 also reflect increased retail revenues, but to a lesser extent because of more moderate weather in April and May 1994. Increased depreciation, maintenance, and other expenses continued in both periods.

SALES AND REVENUES

                   Retail kWh sales to residential, commercial, and industrial customers increased 1%, 3%, and 1% for the second quarter and 6%, 4%, and 2% for the first six months, respectively. The increase in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales. Record cold temperatures in mid-January 1994 contributing to first quarter 1994 residential and commercial kWh sales increases of 9% and 6%, respectively, were followed by milder temperatures and lower kWh sales in April and May 1994. Increases in residential sales caused by the June 1994 higher-than-normal temperatures will, to a substantial extent, be reflected in earnings in the third quarter after such sales have been billed to customers. The increases in kWh sales to industrial customers resulted primarily from increased sales to rubber, chemical, and paper customers. These increases were offset in part by a decrease in sales to primary metal customers in the second quarter 1994 resulting primarily from a 70-day strike, ending June 9, 1994, at the System's second largest industrial customer. The increase in revenues from retail customers resulted from the following:

                                                                          Increase from Prior Periods
                                                                          Quarter        Six Months
                                                                             (Millions of Dollars)
                   Increased kWh sales                                     $ 3.9               $ 24.7
                   Fuel and energy cost adjustment
                     clauses (1)                                            10.5                 36.8
                   Rate increases (2):
                     Pennsylvania                                            9.2                 22.7
                     Virginia                                                2.5                  5.9
                     Maryland                                                1.6                  4.5
                     West Virginia                                           1.6                  3.6
                                                                            14.9                 36.7
                   Other                                                     1.0                  3.5
                                                                           $30.3               $101.7

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects rate increases on an annual basis of about $11.3 million in Maryland effective February 25, 1993, a $61.6 million increase in base rates in Pennsylvania effective May 18, 1993, a surcharge of $3.9 million in West Virginia effective July 1, 1992, which was increased to $10.9 million effective July 1, 1993, for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990
           (CAAA), a $10.0 million base rate increase in Virginia effective September 28, 1993 (including amounts subject to refund for which estimated liabilities have been recorded), and cogeneration project and energy conservation surcharges in Maryland effective January 5, 1994 and May 5, 1994, respectively.


                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                      Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                      1994          1993       1994        1993

KWh sales (in billions):
  From subsidiaries' generation         .4            .5         .7         1.0
  From purchased power                 1.6           2.5        5.0         5.5
                                       2.0           3.0        5.7         6.5

Revenues (in millions):
  From subsidiaries' generation      $ 9.5         $11.8     $ 19.9      $ 25.9
  From sales of purchased power       65.2          79.3      166.4       156.5
                                     $74.7         $91.1     $186.3      $182.4

                   Sales from subsidiaries' generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and continuing price competition. Sales from purchased power varies depending on the availability of eastern utilities' generating equipment, demand for energy, and competition.

                   The increase in other revenues for the second quarter resulted primarily from an increase in standard transmission service tariff revenues which also varies depending on the factors described above for sales from purchased power. About 95% of the aggregate benefits from this tariff and sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for the second quarter and the first six months of 1994 increased 1% and 2%, respectively, due primarily to increases in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:

                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                   1994          1993        1994        1993
                                              (Millions of Dollars)
Purchased power:
  For resale to other utilities   $ 57.3        $67.7      $146.9      $137.9
  From PURPA generation             34.5         26.0        64.8        50.5
  Other                              9.4          3.9        22.7         6.5
      Total power purchased        101.2         97.6       234.4       194.9
Power exchanges, net                (2.5)        (2.0)         .8        (2.1)
                                  $ 98.7        $95.6      $235.2      $192.8

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

                   The increases in other operation expenses resulted primarily from previously reported asbestos suits and a superfund site cleanup, increased provisions for uncollectible accounts, and increases in salaries and wages and employee benefit costs.

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

                   The increases in depreciation expense for the second quarter and first six months of 1994 resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the subsidiaries' power stations, depreciation expense is expected to increase significantly over the next few years.

                   Taxes other than income taxes increased $.8 million and $4.0 million for the second quarter and first six months of 1994, respectively, due primarily to increases in gross receipts taxes resulting from higher revenues from retail customers. The net increases of $2.7 and $12.3 million in federal and state income taxes for the second quarter and first six month periods, respectively, resulted primarily from increases in income before taxes and an increase in the federal income tax rate pursuant to the Revenue Reconciliation Act of 1993 enacted in August 1993.


                   The combined decreases of $2.1 million and $3.1 million in allowance for funds used during construction (AFUDC) for the second quarter and first six- month periods, respectively, reflect increases in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

                   Interest on long-term debt decreased $3.2 million for the quarter and $6.5 million for the first six months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the companies.


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

                   On March 31, 1994, West Penn Power Company filed with the Pennsylvania Public Utility Commission for an increase in base rates of about $80 million in additional annual revenues.

                   On April 15, 1994, The Potomac Edison Company filed with the Maryland Public Service Commission for a rate increase designed to produce $31 million in additional annual revenues from its Maryland customers. Also, on June 22, 1994, The Potomac Edison Company filed with the Virginia State Corporation Commission for an increase in electric rates that would result in about $12.5 million in additional revenues on an annual basis when combined with interim rates now in effect (subject to refund) from an earlier filing.

                   These increases, along with additional rate increase requests to be filed in Ohio and at the Federal Energy Regulatory Commission for wholesale customers, include recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the subsidiaries will begin to receive additional revenues from these rate cases on or about the time they begin to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

                   On August 2, 1994, West Penn Power Company sold $65 million of 30-year, 8-1/8% first mortgage bonds to repay outstanding short-term debt and for general corporate purposes.

                   On August 10, 1994, the Company's subsidiaries issued a total of $35.295 million of 6-3/4%, 30-year solid waste disposal revenue notes, the proceeds of which will be used on the Harrison Power Station scrubber project.

                   In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, the subsidiaries are currently named as defendants along with multiple other defendants in 2,252 pending asbestos cases involving multiple plaintiffs, including 196 new cases filed in the second quarter of 1994. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The subsidiaries believe that the remaining cases involving them are without merit and that provisions for liabilities are such that these suits will not have a material effect on their financial position.

                   The subsidiaries previously reported that the Environmental Protection Agency (EPA) had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The subsidiaries believe they have defenses to allegations of liability and intend to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the subsidiaries may incur, they have recorded provisions for liabilities based on the range of remediation cost estimates and their relative participation, along with the approximately 875 others. The subsidiaries believe that final resolution of this matter will not have a material effect on their financial position.

                        ALLEGHENY POWER SYSTEM, INC.
                  Part II - Other Information to Form 10-Q
                       for Quarter Ended June 30, 1994


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           (a)     Date and kind of meeting:

                   At the annual meeting of stockholders held on May 12, 1994, votes were taken for the election of directors to serve until the next annual meeting of stockholders, for the approval of the appointment of Price Waterhouse as independent accountants, for a proposal to approve the implementation of a performance share plan, and for a proposal to require a report by the Company on the capital cost potential if standards on carbon dioxide emissions are imposed. The total number of votes cast was 91,719,464, with the following results:

Nominees for Director                      Votes For           Votes Withheld    Broker Non-Votes

Eleanor Baum                             91,017,313                  702,151              None
William L. Bennett                       91,014,252                  705,212                "
Klaus Bergman                            91,050,223                  669,241                "
Phillip E. Lint                          90,854,280                  865,184                "
Edward H. Malone                         90,909,915                  809,549                "
Frank A. Metz, Jr.                       90,965,943                  753,521                "
Steven H. Rice                           91,049,566                  669,898                "
Gunnar E. Sarsten                        91,009,177                  710,287                "
Peter L. Shea                            91,019,099                  700,365                "

                                                                                                      Broker
                                          Votes For        Votes Against       Abstentions          Non-Votes

Approval of Independent
  Accountants                            90,334,316              742,422          642,726              None

Approval of Performance
  Share Plan                             82,074,977            7,654,447        1,990,038              None

Requirement for Carbon
  Dioxide Emission
  Standards Report                       12,856,544           64,316,626        3,416,109           11,130,185

ITEM 5.    OTHER INFORMATION

                   On July 14, 1994, the Securities and Exchange
Commission authorized the Company to establish a new wholly-owned, nonutility subsidiary company to be named AYP Capital, Inc. (AYP Capital) and to invest up to $500,000 for its formation and preliminary development activities, through 1996, directly or indirectly in new technologies that are related to the Company's core business or in Exempt Wholesale Generators.

                   As previously reported, the Consumer Advocate Division of the Public Service Commission of West Virginia, Maryland People's Counsel, and the Pennsylvania Office of Consumer Advocate filed a joint complaint with the Federal Energy Regulatory Commission (FERC) challenging Allegheny Generating Company's existing return on equity. On June 2, 1994, the FERC denied Allegheny Generating Company's motion to dismiss the complaint, set an effective date of April 1, 1994 for any refund, and ordered that a public hearing be held on the complaint.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1994.




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























August 11, 1994