Form 10-Q
period 1994-09-30
ALLEGHENY POWER SYSTEM INC
filed 1994-11-14
CIK 3673

                                                  FORM 10-Q


                                     SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C.  20549





                                 Quarterly Report Under Section 13 or 15(d)
                                   of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1994


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

    At November 14, 1994, 118,894,110 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                                            ALLEGHENY POWER SYSTEM, INC.

                                 Form 10-Q for Quarter Ended September 30, 1994



                                                                     Page
                                            Index                    No.


PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1994 and 1993          3


  Consolidated balance sheet - September 30, 1994
    and December 31, 1993                                            4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1994 and 1993                    5


  Notes to consolidated financial statements                          6


  Management's discussion and analysis of financial
    condition and results of operations                              7-11



PART II--OTHER INFORMATION                                           12

                                                  ALLEGHENY POWER SYSTEM, INC.
                                                Consolidated Statement of Income


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30                      September 30
                                                               1994             1993            1994                1993
                                                                            (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                                                $202 610        $200 826        $  670 503         $  617 069
  Commercial                                                  119 245         116 360           347 461            322 077
  Industrial                                                  182 050         169 274           540 120            499 817
  Nonaffiliated utilities                                      75 628          79 427           261 944            261 859
  Other                                                        15 780          17 424            48 878             49 547
           Total Operating Revenues                           595 313         583 311         1 868 906          1 750 369

OPERATING EXPENSES:
  Operation:
    Fuel                                                      136 531         131 074           424 336            414 212
    Purchased power and exchanges, net                        101 649         108 192           336 879            300 977
    Deferred power costs, net                                   1 737          (6 485)            6 769             (6 582)
    Other                                                      69 499          63 461           206 903            191 258
  Maintenance                                                  59 940          59 405           184 161            174 162
  Depreciation                                                 55 722          53 617           167 855            157 658
  Taxes other than income taxes                                46 063          44 125           139 771            133 836
  Federal and state income taxes                               31 226          35 803           107 631             99 913
           Total Operating Expenses                           502 367         489 192         1 574 305          1 465 434
           Operating Income                                    92 946          94 119           294 601            284 935

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                    3 385           2 469             8 947              9 562
  Other income, net                                               620             184               361                529
           Total Other Income and Deductions                    4 005           2 653             9 308             10 091
           Income Before Interest Charges
             and Preferred Dividends                           96 951          96 772           303 909            295 026

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest on long-term debt                                   39 452          38 671           113 606            119 289
  Other interest                                                2 444           1 334             7 440              3 662
  Allowance for borrowed funds used
    during construction                                        (2 155)         (2 028)           (5 805)            (7 236)
  Dividends on preferred stock of
    subsidiaries                                                5 312           4 268            14 718             12 817
           Total Interest Charges and
             Preferred Dividends                               45 053          42 245           129 959            128 532

CONSOLIDATED NET INCOME                                      $ 51 898        $ 54 527        $  173 950         $  166 494



COMMON STOCK SHARES OUTSTANDING (average)                  118 461 298      114 587 456        118 059 929        114 251 250
EARNINGS PER AVERAGE SHARE                                       $.44            $.48             $1.47              $1.46



See accompanying notes to consolidated financial statements.

                                            ALLEGHENY POWER SYSTEM, INC.
                                             Consolidated Balance Sheet

                                                                                 September 30           December 31
                                                                                     1994                   1993
                                                                                       (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $770,413,000
      and $638,920,000 under construction                                          $7 438 851           $7 176 847
    Accumulated depreciation                                                       (2 492 377)          (2 388 758)
                                                                                    4 946 474            4 788 089
  Investments and Other Assets:
    Subsidiaries consolidated--excess of cost
      over book equity at acquisition                                                  15 077               15 077
    Securities of associated company--at cost,
      which approximates equity                                                         1 250                1 250
    Other                                                                              24 512               24 357
                                                                                       40 839               40 684
  Current Assets:
    Cash and temporary cash investments                                                 2 328                2 417
    Accounts receivable:
      Electric service, net of $4,505,000 and
        $3,418,000 uncollectible allowance                                            171 749              188 139
      Other                                                                            11 340                7 736
    Materials and supplies--at average cost:
      Operating and construction                                                       91 661               86 766
      Fuel                                                                             82 427               71 392
    Deferred power costs                                                               10 043               14 054
    Prepaid taxes                                                                      46 605               43 139
    Other                                                                              19 398               10 391
                                                                                      435 551              424 034

  Deferred Charges:
    Regulatory assets                                                                 601 180              577 817
    Unamortized loss on reacquired debt                                                41 790               44 435
    Other                                                                              79 267               74 109
                                                                                      722 237              696 361

                   Total Assets                                                    $6 145 101           $5 949 168

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                                   $  148 618           $  147 079
    Other paid-in capital                                                             955 253              931 063
    Retained earnings                                                                 906 418              877 673
                                                                                    2 010 289            1 955 815
    Preferred stock:
      Not subject to mandatory redemption                                             300 086              250 086
      Subject to mandatory redemption                                                  25 200               26 400
    Long-term debt                                                                  2 164 445            2 008 104
                                                                                    4 500 020            4 240 405
  Current Liabilities:
    Short-term debt                                                                    68 249              130 636
    Long-term debt and preferred stock
      due within one year                                                              11 200               27 200
    Accounts payable                                                                  159 304              187 690
    Taxes accrued:
      Federal and state income                                                         25 796               14 689
      Other                                                                            48 722               57 758
    Interest accrued                                                                   39 932               38 626
    Other                                                                              77 567               73 467
                                                                                      430 770              530 066
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                                     160 089              166 328
    Deferred income taxes                                                             896 790              873 695
    Regulatory liabilities                                                            105 588              107 372
    Other                                                                              51 844               31 302
                                                                                    1 214 311            1 178 697

                   Total Capitalization and Liabilities                            $6 145 101           $5 949 168


See accompanying notes to consolidated financial statements.

                                                        - 5 -


                                            ALLEGHENY POWER SYSTEM, INC.
                                        Consolidated Statement of Cash Flows


                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                    1994                  1993
                                                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Consolidated net income                                                        $173 950              $166 494
  Depreciation                                                                    167 855               157 658
  Deferred investment credit and income taxes, net                                 (7 606)               (4 317)
  Deferred power costs, net                                                         6 769                (6 582)
  Allowance for other than borrowed funds used
    during construction                                                            (8 947)               (9 562)
  Changes in certain current assets and liabilities:
    Accounts receivable, net                                                       12 786                (5 882)
    Materials and supplies                                                        (15 930)               37 560
    Accounts payable                                                              (28 386)              (24 072)
    Taxes accrued                                                                   2 071                (3 967)
    Interest accrued                                                                1 306                 8 961
    Other current liabilities                                                       4 306                28 738
  Other, net                                                                       11 433                 4 539
                                                                                  319 607               349 568

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                      (334 939)             (400 241)
  Allowance for other than borrowed funds used
    during construction                                                             8 947                 9 562
                                                                                 (325 992)             (390 679)
CASH FLOWS FROM FINANCING:
  Sale of common stock                                                             26 082                26 441
  Sale of preferred stock                                                          49 635                   -
  Retirement of preferred stock                                                    (1 190)               (1 611)
  Issuance of long-term debt                                                      176 723               674 600
  Retirement of long-term debt                                                    (37 362)             (444 291)
  Deposit with trustees for redemption
    of long-term debt                                                                -                 (173 540)
  Short-term debt, net                                                            (62 387)               84 118
  Cash dividends on common stock                                                 (145 205)             (139 381)
                                                                                    6 296                26 336

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                     (89)              (14 775)
  Cash and Temporary Cash Investments at January 1                                  2 417                17 032
  Cash and Temporary Cash Investments at September 30                            $  2 328              $  2 257

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                         $110 420              $113 766
    Income taxes                                                                   93 910                97 183


See accompanying notes to consolidated financial statements.

                       ALLEGHENY POWER SYSTEM, INC.
                Notes to Consolidated Financial Statements

1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

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

3. On August 10, 1994, the Company's subsidiaries issued a total of $35.295 million of 6.75%, 30-year solid waste disposal revenue notes, the proceeds of which are being used on the Harrison Power Station scrubber project.

           On August 2, 1994, West Penn Power Company issued $65 million of 8.125%, 30-year first mortgage bonds. On June 22, 1994, The Potomac Edison Company issued $75 million of 8%, 30-year first mortgage bonds. On May 11, 1994, the Monongahela Power Company issued $50 million of $100 par value cumulative preferred stock with a dividend of $7.73. Proceeds from these sales were used to repay outstanding short-term debt and for other corporate purposes.

           On March 1, 1994, The Potomac Edison Company retired at maturity $16 million of 4.625% first mortgage bonds.

4. Other paid-in capital increased $24,852,000 in the nine months ended September 30, 1994, representing the excess of amounts received over par value from the issuance of 1,230,528 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan. Additionally, other paid-in capital decreased $354,000 as a result of subsidiary companies' preferred stock transactions, $237,000 for expenses related to the November 1993 common stock split, and $71,000 for expenses related to the October 1993 public sale of shares of common stock.

5. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                   1994                                   1993
                                            Number            Amount             Number             Amount
                                         of Shares          Per Share         of Shares           Per Share
           First Quarter                117,663,582           $.41           113,898,736              $.405
           Second Quarter               118,037,427           $.41           114,252,458              $.405
           Third Quarter                118,456,542           $.41           114,583,984              $.41


                       ALLEGHENY POWER SYSTEM, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


   COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994
        WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1993

CONSOLIDATED NET INCOME

                   Consolidated net income for the third quarter of 1994 was $51.9 million or $.44 per average share, compared with $54.5 million or $.48 per average share for the corresponding 1993 period. For the first nine months of 1994, consolidated net income was $174.0 million or $1.47 per average share, compared with $166.5 million or $1.46 per average share for the corresponding 1993 period.

                   The increase in consolidated net income for the first nine months of 1994 reflects revenue increases from retail customers due to previously reported rate increases, primarily in Maryland and Pennsylvania effective in February and May 1993, respectively, and greater kilowatthour (kWh) sales. The weather was relatively cool in the 1994 third quarter, compared to the prior year, with the result that the increase in retail kWh sales was not sufficient to offset increases in depreciation, maintenance, and other expenses.

SALES AND REVENUES

                   Retail kWh sales to residential customers decreased 1%, commercial sales remained unchanged, and sales to industrial customers increased 6% for the third quarter. Retail kWh sales to residential, commercial, and industrial customers increased 4%, 3%, and 3%, respectively, for the first nine months. The change in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales. Increased kWh sales in July 1994, reflecting additional temperature-related June sales billed in July, were offset by lower August and September sales. Moderate temperatures this summer resulted in cooling degree days in the third quarter 5% below normal and 30% lower than during the corresponding 1993 quarter. The increases in kWh sales to industrial customers occurred in most industrial groups. Sales to coal customers increased due to reduced usage in the 1993 third quarter caused by selective work stoppages by the United Mine Workers of America at that time.

                   The increases in revenues from retail customers resulted from the following:

                                                                        Increase from Prior Periods
                                                                         Quarter       Nine Months
                                                                           (Millions of Dollars)
                   Increased kWh sales                                    $ 1.1             $ 26.1
                   Fuel and energy cost adjustment
                     clauses (1)                                            7.8               44.6
                   Rate increases (2):
                     Maryland                                               3.2                7.8
                     Pennsylvania                                            -                22.4
                     Virginia                                               2.6                8.5
                     West Virginia                                          2.1                5.7
                                                                            7.9               44.4
                   Other                                                     .6                4.0
                                                                          $17.4             $119.1


(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects rate increases on an annual basis of about $11.3 million in Maryland effective February 25, 1993, a $61.6 million increase in base rates in Pennsylvania effective May 18, 1993, a surcharge of $3.9 million in West Virginia effective July 1, 1992, which was increased to $10.9 million effective July 1, 1993 and further increased to $19.6 million effective July 1, 1994, for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990
           (CAAA), a $10.0 million base rate increase in Virginia effective September 28, 1993 (including amounts subject to refund for which estimated liabilities have been recorded), and cogeneration project and energy conservation surcharges in Maryland effective January 5, 1994 and May 5, 1994, respectively.


                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                      Three Months Ended       Nine Months Ended
                                         September 30             September 30
                                     1994          1993       1994         1993

KWh sales (in billions):
  From subsidiaries' generation         .2            -          .9          1.1
  From purchased power                 1.8           2.8        6.8          8.2
                                       2.0           2.8        7.7          9.3

Revenues (in millions):
  From subsidiaries' generation      $ 5.1        $   .9     $ 25.0       $ 26.8
  From sales of purchased power       70.5          78.5      236.9        235.1
                                     $75.6        $ 79.4     $261.9       $261.9

                   Sales from subsidiaries' generation increased in the third quarter because of the decrease in weather-related kWh sales to retail customers and the availability of subsidiaries' generating units. Sales from purchased power varies depending on the availability of eastern utilities' generating equipment, demand for energy, and competition.
About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for the third quarter and first nine months of 1994 increased 4% and 2%, respectively, due primarily to increases of 6% and 2%, respectively, in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:

                                   Three Months Ended        Nine Months Ended
                                      September 30              September 30
                                   1994          1993        1994         1993
                                              (Millions of Dollars)
Purchased power:
  For resale to other utilities   $ 62.7       $ 69.3      $209.6       $207.3
  From PURPA generation             33.4         24.4        98.2         74.8
  Other                              8.4         16.9        31.2         23.4
      Total power purchased        104.5        110.6       339.0        305.5
Power exchanges, net                (2.9)        (2.4)       (2.1)        (4.5)
                                  $101.6       $108.2      $336.9       $301.0


                   The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. As described under SALES AND REVENUES above, the decrease in weather-related sales to retail customers, combined with the availability of subsidiaries' generating units and the requirement to purchase higher-priced PURPA generation, resulted in decreased purchases from other utilities in the third quarter. The primary reason for the fluctuation in purchases for resale to other utilities is also described under SALES AND REVENUES above.

                   The increases in other operation expenses resulted primarily from first quarter charges for previously reported asbestos suits and a Superfund site cleanup, increased provisions for uncollectible accounts, and increases in salaries and wages and employee benefit costs. These expenses are expected to increase in the fourth quarter due to pension plan funding requirements.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In early January 1994, Monongahela Power Company experienced the worst storm in that company's history with nearly $7 million of damage to its facilities. The expenses were deferred and will be amortized over a five-year period beginning in November 1994, concurrent with recovery from customers. The subsidiaries are experiencing, and expect to continue to experience, increased expenditures due to the aging of their power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

                   The increases in depreciation expense for the third quarter and first nine months of 1994 resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the subsidiaries' power stations, depreciation expense is expected to increase significantly over the next few years, including an increase in the fourth quarter of 1994 commensurate with the in-service date of the Harrison Power Station scrubber project.

                   Taxes other than income taxes increased $1.9 million for the quarter and $5.9 million for the first nine months due to increases in gross receipts taxes resulting from higher revenues from retail customers ($.7 million and $4.0 million) and payroll taxes ($.6 million and $1.3 million), and for the quarter from increased West Virginia Business and Occupation taxes ($.9 million). The variances in federal and state income taxes for the third quarter and first nine months resulted primarily from changes in income before taxes.

                   The decrease of $2.0 million in allowance for funds used during construction (AFUDC) for the first nine months reflect increases in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC. The increase of $1.0 million for the third quarter resulted primarily from a prior period adjustment recorded in 1993.

                   Interest on long-term debt decreased $5.7 million for the first nine months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the companies.


LIQUIDITY AND CAPITAL RESOURCES

                   The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

                   On November 9, 1994, the Public Service Commission of West Virginia issued an order in the Monongahela Power Company and The Potomac
Edison Company base rate cases, summarily affirming the Administrative Law Judge's (ALJ) recommended decisions of September 30, 1994. The order authorized an increase in annual revenues of $23.5 million effective November 16, 1994 for Monongahela Power, and $1.5 million effective November 11, 1994 for Potomac Edison. Due to time constraints which precluded the Commission from addressing the exceptions filed on the ALJ's recommendations, the Commission invited the parties to file petitions for reconsideration of issues raised in the exceptions. Monongahela Power and Potomac Edison plan to file a petition for reconsideration and, in the meantime, will place the new rates in effect subject to further revisions when the Commission completes its reconsideration.

                   On March 31, 1994, West Penn Power Company filed with the Pennsylvania Public Utility Commission (PUC) for an increase in retail base rates of about $80.1 million in additional annual revenues. On October 28, 1994, the PUC ALJ recommended that West Penn receive $43.8 million (less $2.1 million for wholesale customers) of the requested increase in base rates. West Penn plans to file exceptions to the ALJ's recommendation.

                   On June 22, 1994, The Potomac Edison Company filed with the Virginia State Corporation Commission for an increase in electric rates that would result in about $12.5 million in additional revenues on an annual basis when combined with interim rates now in effect (subject to refund) from an earlier filing.

                   On September 20, 1994, the Maryland Public Service Commission approved a Settlement Agreement that will increase The Potomac Edison Company's annual revenues from its Maryland customers by $19.6 million including a $4.9 million per-year CAAA surcharge that became effective in May 1994. The rate increase will become effective November 11, 1994.

                   These increases, along with additional rate increase requests at the Federal Energy Regulatory Commission for wholesale customers and a rate increase request to be filed in Ohio, include recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the subsidiaries will begin to receive additional revenues from these rate cases on or about the time they begin to incur additional depreciation and operating costs for the Harrison Power Station scrubbers to be placed in operation.

                   Regulatory assets increased $23 million in the first nine months of 1994 due primarily to deferred expenses for a Maryland demand-side management program ($7 million), increased deferred tax liabilities to be recovered in future rates ($5 million), and the reclassification of several existing regulatory assets from other deferred charges and plant in service ($6 million).

                   In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, the subsidiaries are currently named as defendants along with multiple other defendants in 2,343 pending asbestos cases involving multiple plaintiffs, including 91 new cases filed in the third quarter of 1994. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The subsidiaries believe that the remaining cases involving them are without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on their financial position.

                   The subsidiaries previously reported that the Environmental Protection Agency (EPA) had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The subsidiaries believe they have defenses to allegations of liability and intend to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the subsidiaries may incur, they have recorded provisions for liabilities based on the range of remediation cost estimates and their relative participation, along with the approximately 875 others. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on their financial position.

                       ALLEGHENY POWER SYSTEM, INC.
                 Part II - Other Information to Form 10-Q
                   for Quarter Ended September 30, 1994


ITEM 5.    OTHER INFORMATION

                  Effective September 1, 1994, Alan J. Noia has been named President and Chief Operating Officer of the Company. On September 8, 1994, the Board of Directors elected Wendell F. Holland, a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, and Alan J. Noia to the Boards of Directors of the Company and its subsidiaries.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (b) No reports on Form 8-K were filed on behalf of the
                      Company for the quarter ended September 30,1994.



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


November 14, 1994