Form 10-K405
period 1994-12-31
ALLEGHENY POWER SYSTEM INC
filed 1995-03-15
CIK 3673

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                          FORM 10-K

                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                           For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
  Registrant              Title of each class             on which registered

Allegheny Power             Common Stock,               New York Stock Exchange
  System, Inc.             $1.25 par value              Chicago Stock Exchange
                                                        Pacific Stock Exchange
                                                        Amsterdam Stock Exchange

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

West Penn Power           Cumulative Preferred
  Company                 Stock,
                          $100 par value:
                          4-1/2%                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating                     Common Stock
  Company                                 $1.00 par value                 None


                               Aggregate market value         Number of shares
                            of voting stock (common stock)    of common stock
                               held by nonaffiliates of       of the registrants
                                  the registrants at           outstanding at
                                   February 2, 1995           February 2, 1995

Allegheny Power System, Inc.       $2,818,296,038                119,292,954
                                                               ($1.25 par value)

Monongahela Power Company            None. (a)                     5,891,000
                                                                ($50 par value)

The Potomac Edison Company           None. (a)                    22,385,000
                                                                (no par value)

West Penn Power Company              None. (a)                    24,361,586
                                                                (no par value)

Allegheny Generating Company         None. (b)                         1,000
                                                               ($1.00 par value)

(a) All such common stock is held by Allegheny Power System, Inc., the parent Company.

(b) All such common stock is held by its parents, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company.

                                                     CONTENTS

PART I:                                                                 Page


     ITEM 1.         Business                                             1
                     Competition                                          3
                     Sales                                                4
                     Electric Facilities                                  8
                     System Map                                          11
                     Research and Development                            13
                     Construction and Financing                          14
                     Fuel Supply                                         18
                     Rate Matters                                        19
                     Environmental Matters                               22
                       Air Standards
                       Water Standards
                       Hazardous and Solid Wastes
                       Emerging Environmental Issues
                     Regulation


     ITEM 2.         Properties


     ITEM 3.         Legal Proceedings


     ITEM 4.         Submission of Matters to a Vote of Security
                       Holders

                     Executive Officers of the Registrants

PART II:


     ITEM 5.         Market for the Registrants' Common Equity
                       and Related Stockholder Matters

     ITEM 6.         Selected Financial Data


     ITEM 7.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     ITEM 8.         Financial Statements and Supplementary Data

                                                                           Page

     ITEM 9.         Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

PART III:


     ITEM 10.        Directors and Executive Officers of the
                       Registrants

     ITEM 11.        Executive Compensation

     ITEM 12.        Security Ownership of Certain Beneficial Owners
                       and Management

     ITEM 13.        Certain Relationships and Related Transactions

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

                                                      PART I


ITEM 1.    BUSINESS

          Allegheny Power System, Inc. (APS), incorporated in Maryland in 1925, is an electric utility holding company which owns various subsidiaries (collectively, the APS System). APS derives substantially all of its income from the electric utility operations of its direct and indirect subsidiaries, Monongahela
Power Company (Monongahela), The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and Allegheny
Generating Company (AGC) (collectively, the Subsidiaries). The properties of the Subsidiaries are located in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia, are interconnected, and are operated as a single integrated electric utility system
(System), which is interconnected with all neighboring utility systems. The three electric utility operating Subsidiaries are Monongahela, Potomac Edison, and West Penn (Operating
Subsidiaries). APS has no employees. Its officers are employed by Allegheny Power Service Corporation (APSC), a wholly-owned subsidiary of APS. On December 31, 1994, the APS System had 6,061 employees.

          Monongahela, incorporated in Ohio in 1924, operates in northern West Virginia and an adjacent portion of Ohio. It also owns generating capacity in Pennsylvania. Monongahela serves about 343,900 customers in a service area of about 11,900 square miles with a population of about 710,000. The seven largest communities served have populations ranging from 10,900 to 33,900. On
December 31, 1994, Monongahela had 1,982 employees. Its service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources. Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass. There are two municipal electric distribution systems and two rural electric cooperative associations in its service area. Except for one of the cooperatives, they purchase all of their power from Monongahela.

          Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates in portions of Maryland, Virginia, and West Virginia. It also owns generating capacity in Pennsylvania. Potomac Edison serves about 361,400 customers in a service area of about 7,300 square miles with a population of about 782,000. The six largest communities served have populations ranging from 11,900 to 40,100. On December 31, 1994, Potomac Edison had 1,137 employees. Its service area is generally rural. Its service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel. There are four municipal electric distribution systems in its service area, all of which purchase power from Potomac Edison, and six rural electric cooperatives, one of which purchases power from Potomac Edison. There are also several large federal government installations served by Potomac Edison.

          West Penn, incorporated in Pennsylvania in 1916, operates in southwestern and north and south central Pennsylvania. It also owns generating capacity in West Virginia. West Penn serves about 653,000 customers in a service area of about 9,900 square miles with a population of about 1,399,000. The 10 largest communities served have populations ranging from 11,200 to 38,900. On
December 31, 1994, West Penn had 2,053 employees. Its service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass. There are two municipal electric distribution systems in its service area, which purchase their power requirements from West Penn, and five rural electric cooperative associations, located partly within the area, which purchase virtually all of their power through a pool supplied by West Penn and other nonaffiliated utilities.

          AGC, organized in 1981 under the laws of Virginia, is jointly owned by the Operating Subsidiaries as follows: Monongahela, 27%; Potomac Edison, 28%; and West Penn, 45%. AGC has no employees, and its only asset is a 40% undivided interest in the Bath County (Virginia) pumped-storage hydroelectric station, which was placed in commercial operation in December 1985, and its connecting transmission facilities. AGC's 840-megawatt (MW) share of capacity of the station is sold to its three parents. The remaining 60% interest in the Bath County Station is owned by Virginia Electric and Power Company (Virginia Power).

          AYP Capital, Inc. (AYP Capital), incorporated in Delaware in 1994, is an unregulated, wholly-owned nonutility subsidiary of APS. AYP Capital was formed in an effort to meet the challenges of the new competitive environment in the industry. APS has been authorized by the Securities and Exchange Commission to purchase common stock of and make capital contributions to AYP Capital in the amount of $3 million. AYP Capital has no employees. Its officers are employed by APSC. APSC is providing certain services to AYP Capital pursuant to a service agreement.

          The Subsidiaries in the past have experienced and in the future may experience some of the more significant problems common to electric utilities in general. These include increases in operating and other expenses, difficulties in obtaining adequate and timely rate relief, restrictions on construction and operation of facilities due to regulatory requirements and environmental and health considerations, including the requirements of the Clean Air Act Amendments of 1990 (CAAA), which among other things, require a substantial annual reduction in emissions of sulfur dioxides (SO2) and nitrogen oxides (NOx).

          Additional concerns include proposals to restructure and, to some extent, deregulate portions of the industry and increase competition. (See ITEM 1. COMPETITION.) Further concerns of the industry include possible restrictions on carbon dioxide emissions, uncertainties in demand due to economic conditions, energy conservation, market competition, weather, and interruptions in fuel supply because of weather. (See ITEM 1. CONSTRUCTION AND FINANCING, RATE MATTERS, and ENVIRONMENTAL MATTERS for information concerning the effect on the Subsidiaries of the CAAA.)

                                                    COMPETITION


          Following the steps of other previously regulated industries such as airlines, telecommunications and gas, there is a movement to deregulate or at least allow competition, limited or otherwise, in the electric utility industry. The passage of the National
Energy Policy Act of 1992 (EPACT) has permitted an increase in competition by allowing the formation of Exempt Wholesale
Generators (EWGs), with the approval of the Federal Energy
Regulatory Commission (FERC), and by providing for mandatory access to the interconnected electric grid for wholesale transactions. It further provides for expansion of the grid where constraints are determined to exist, providing necessary authority to construct such facilities can be obtained and the requestor's rate for such transmission service reflects expansion costs. EPACT permits utility generation facilities to qualify as EWGs and allows sales to nonaffiliated and to affiliated utilities provided state commissions approve such transactions. (See ITEM 1. SALES and REGULATION for a further discussion of the impact of EPACT.)

          Maryland, Ohio, and Pennsylvania have initiated investigations concerning competition in the retail electric utility industry and promoting increased competitive options. (See
ITEM 1. REGULATION for a further discussion of the states' initiatives.)

          To meet the challenges of the new competitive environment in the industry, AYP Capital was formed in 1994. It is intended that AYP Capital operate as an innovative and flexible organization, pursuing and developing new opportunities in unregulated markets that will strengthen the long-term competitiveness and profitability of APS. The business opportunities which are pursued by AYP Capital will be directly related to the core utility business of APS. Management may consider establishing or acquiring its own EWGs or other nonregulated generation facilities, if feasible, and management continues to evaluate other nonregulated opportunities to meet the competitive challenge.

          To further meet the challenges of the new competitive environment in the industry, management has begun to simplify the structure of the APS System to increase efficient operation. In addition, APS, along with the other registered electric public utility holding companies under the Public Utility Holding Company Act of 1935 (PUHCA), is advocating repeal of PUHCA which is an impediment to allowing the APS System to compete on a level playing field in the new era of competition. In the alternative, restructuring of the APS System to reduce or eliminate the effect of PUHCA is being considered.

          In addition, management continues to explore methods of marketing and pricing its core product - electric energy and the transmission thereof - in new and competitive ways, such as bulk sales to power marketers, incentive pricing to traditional utility customers, and repackaging of services in nontraditional ways. It is also attempting to reduce costs, particularly capital expenditures, in order to position the APS System in a more competitive mode. The feasibility of maintaining these reduced levels in the future will depend upon, among other things, (1) the ability to maintain adequate levels of reliable service, (2) the avoidance of unexpected major equipment failures and (3) no changes in the timing or requirements for regulatory compliance measures.


                                                       SALES


          In 1994, consolidated kilowatt-hour (kWh) sales to the Operating Subsidiaries' retail customers increased 2.8% from those of 1993 as a result of increases of .9%, 2.2% and 4.4% in residential, commercial and industrial sales, respectively. The increased kWh sales in 1994 reflect both growth in number of customers and higher use. Consolidated revenues from residential, commercial, and industrial sales increased 5.5%, 6.8%, and 8.1%, respectively, primarily because of rate increases (See ITEM 1. RATE MATTERS), increases in fuel and energy cost adjustment clause revenues, and increased kWh sales. Consolidated kWh sales to and revenues from nonaffiliated utilities decreased 20.0% and 4.4%, respectively, due to increased native load, decreased demand, and price competition.

          The System's all-time peak load of 7,280 MW, which was higher than the forecast, occurred on February 6, 1995. The peak load in 1994 and 1993 was 7,153 MW and 6,678 MW, respectively. The increased 1994 peak would have been higher except for voluntary conservation efforts by the Operating Subsidiaries' customers. The average System load (yearly net power supply divided by number of hours in the year) was 4,776 MW and 4,674 MW in 1994 and 1993, respectively. More information concerning sales may be found in the statistical sections and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Consolidated electric operating revenues for 1994 were derived as follows: Pennsylvania, 44.5%; West Virginia, 28.0%; Maryland, 20.5%; Virginia, 5.4%; Ohio, 1.6% (residential, 35.2%; commercial, 18.8%; industrial, 29.7%; nonaffiliated utilities, 13.5%; and other, 2.8%). The following percentages of such revenues were derived from these industries: iron and steel, 6.0%; chemicals, 3.4%; fabricated products,3.4%; aluminum and other nonferrous metals, 3.3%; coal mines, 3.2%; cement, 1.9%; and all other industries, 8.5%. Revenues from each of 17 industrial customers exceeded $5 million, including one coal customer of both Monongahela and West Penn with total revenues exceeding $22 million, three steel customers with revenues exceeding $27 million each, and one aluminum customer with revenues exceeding $68 million.

          During 1994, Monongahela's kWh sales to retail customers increased 3.2% as a net result of increases of 1.2% and 6.1% in commercial and industrial sales, respectively, and a decrease of

.6% in residential sales. Revenues from residential, commercial and industrial customers increased 3.1%, 4.9% and 7.7%, respectively, and revenues from kWh sales to affiliated and nonaffiliated utilities increased 6.8%. Monongahela's all-time peak load of 1,694 MW occurred on July 20, 1994.

          Monongahela's electric operating revenues were derived as follows: West Virginia, 94.3% and Ohio, 5.7% (residential, 28.1%; commercial, 17.1%; industrial, 29.7%; nonaffiliated utilities, 11.7%; and other, 13.4%). Revenues from each of five industrial customers exceeded $10 million, including one coal customer with revenues exceeding $19 million and one steel customer with revenues exceeding $27 million.

          During 1994, Potomac Edison's kWh sales to retail customers increased 2.3% as a result of increases of 1.7%, 2.1%, and 2.8% in residential, commercial, and industrial sales, respectively.
Revenues from such customers increased 7.9%, 9.0%, and 10.9%, respectively, and revenues from kWh sales to affiliated and nonaffiliated utilities decreased 1.0%. Potomac Edison's all-time peak load of 2,595 MW occurred on January 19, 1994.

          Potomac Edison's electric operating revenues were derived as follows: Maryland, 66.6%; Virginia 16.8% and West Virginia, 16.6%; (residential, 39.0%; commercial, 17.9%; industrial, 25.7%; nonaffiliated utilities, 14.1%; and other, 3.3%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $68 million (9.0% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement which continues through March
31, 2000, with automatic extensions thereafter unless terminated on notice by either party, were $19.7 million in 1994. Said agreement may be cancelled before the year 2000 upon 90 days notice of a governmental decision resulting in a material modification of the agreement.

          During 1994, West Penn's kWh sales to retail customers increased 2.9% as a result of increases of 1.1%, 2.9% and 4.4% in residential, commercial, and industrial sales, respectively. Revenues from residential, commercial, and industrial customers increased 5.0%, 6.4%, and 6.7%, respectively, and revenues from kWh sales to affiliated and nonaffiliated utilities decreased 5.7%. West Penn's all-time peak load of 3,179 MW occurred on February 6, 1995.

          West Penn's electric operating revenues were derived as follows: Pennsylvania, 100% (residential, 33.4%; commercial, 18.4%; industrial, 29.3%; nonaffiliated utilities, 12.8%; and other, 6.1%). Revenues from each of four industrial customers exceeded
$10   million, including two steel customers with revenues
exceeding $32 million each.

          On average, the Operating Subsidiaries are the lowest or among the lowest cost suppliers of electricity in their respective states with fixed costs being extremely low and incremental costs being about average. Therefore, the Operating Subsidiaries' delivered power prices should compete favorably with those of potential alternate suppliers who use cost-based pricing. However, the Operating Subsidiaries face increased competition from utilities with excess generation that are willing to sell at prices intended only to cover variable costs. At the same time, the Operating Subsidiaries are experiencing cost increases due to compliance with the CAAA and purchases from Public Utility Regulatory Policies Act of 1978 (PURPA) projects. (See page 7 for a discussion of PURPA projects, and ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings concerning PURPA capacity.)

          In 1994, the Operating Subsidiaries provided approximately
10.5 billion kWh of energy to nonaffiliated utility companies, of which 1.1 billion kWh were generated by the Subsidiaries and the rest were transmitted from electric systems located primarily to the west. These sales included a long-term transaction under which the Operating Subsidiaries purchased 450 MW of firm capacity and its associated energy from Ohio Edison Company for resale to Potomac Electric Power Company, both nonaffiliated utilities. The transaction began in mid-1987 and will continue through 2005, unless terminated earlier.

          Sales to nonaffiliated utility companies vary with the needs of those companies for imported power; the availability of System generating facilities and excess power, fuel, and regional transmission facilities; and the availability and price of competitive sources of power. Sales of system generated power decreased in 1994 relative to 1993 primarily because of continued decreased demand, increased Operating Subsidiaries' native load, and increased willingness of other suppliers to make sales at lower prices. Further decreases in sales of system generated power to nonaffiliated utilities are expected in 1995 and beyond.
Substantially all of the revenues from kWh sales to nonaffiliated utilities are passed on to retail customers and as a result have little effect on net income.

          Pursuant to a peak diversity exchange arrangement with Virginia Power which is projected to continue through February 2008, the Operating Subsidiaries annually supply Virginia Power with 200 MW during each June, July, and August and in return Virginia Power supplies the Operating Subsidiaries with 200 MW during each December, January, and February, at least through February 1998. Thereafter, specific amounts of annual diversity exchanges beyond those currently established are to be mutually determined no less than 34 months prior to each year for which an exchange is to take place. The total number of megawatt-hours
(MWh) to be delivered by each utility to the other over the term of the arrangement is expected to be the same.

          Pursuant to an exchange arrangement with Duquesne Light Company (Duquesne) which will continue through February 1996 and may be extended through 1999 and beyond, the Operating Subsidiaries supply Duquesne with up to 200 MW for a specified number of weeks, generally during each March, April, May, September, October, and November. In return, Duquesne supplies the Operating Subsidiaries with up to 100 MW, generally during each December, January, and February. The total number of MWh to be delivered by each utility to the other over the term of the arrangement is expected to be the same.

          West Penn supplies power to the Borough of Tarentum (Tarentum) using in part leased distribution facilities from Tarentum under a 30 year lease agreement terminating in 1996. In June 1993, Tarentum, which in that year had a load of 6.5 MW and revenues of $1.8 million, notified West Penn of its intention to exercise its option to end the lease agreement. The termination of the lease agreement and resulting transfer and sale of electric facilities will result in Tarentum becoming a municipal customer which will purchase electricity on a wholesale basis from West Penn or another supplier. The sale of electric facilities will require Pennsylvania Public Utility Commission (Pennsylvania PUC) approval.

          The Operating Subsidiaries provide wholesale transmission services under their FERC-approved Standard Transmission Service tariff. The tariff provides that such service is subordinate in priority to native load and reliability requirements of interconnected systems to avoid adverse effects on regional and Operating Subsidiaries' reliability. (See ITEM 1. ELECTRIC FACILITIES for a discussion of stress on the System's transmission system.) Transmission services requiring special arrangements or long-term commitments have been and continue to be negotiated through mutually acceptable bilateral agreements. Substantially all of the revenues from transmission service sales are passed on to retail customers and as a result have little effect on net income. In addition, the Operating Subsidiaries have pending before the FERC a Standard Generation Service Rate Schedule tariff under which the Operating Subsidiaries will make available bundled, non-firm generation services with associated System transmission services to any customer who executes an agreement under such tariff. Sales subject to refund under the proposed tariff have been initiated.

          EPACT permits wholesale generators, utility-owned and otherwise, and wholesale consumers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The FERC recently completed a generic investigation into the pricing of such requested transmission services. The FERC has chosen to maintain existing methods while offering limited opportunities to implement new methodologies which transmitting companies may wish to use if they find those methods to be beneficial. The potential for FERC's new pricing guidelines to be beneficial or detrimental to the Operating Subsidiaries cannot be predicted at this time. In addition, the FERC is continuing to develop new policies and procedures to further implement EPACT, including seeking comments to a Notice of Proposed Rulemaking on stranded costs and an Inquiry concerning alternative power pooling arrangements and in a recent case, has expanded the definition of nondiscriminatory service to require a utility to provide transmission service comparable to the service it provides itself. (See ITEM 3. LEGAL PROCEEDINGS for a discussion of the FERC proceeding wherein Duquesne has requested firm transmission service over the System's transmission facilities).

          Under EPACT, consumers of wholesale power including small electric systems owned by municipalities and rural electric cooperative associations may purchase power from any available source and may seek an order from the FERC for transmission service from any utility. Small electric wholesale customers in the

Operating Subsidiaries' service areas which do not have long term contracts may choose to avail themselves of this option. The
Operating Subsidiaries will attempt to retain these customers.

          Under PURPA, certain municipalities and private developers have installed, are installing or are proposing to install hydroelectric and other generating facilities at various locations in or near the Operating Subsidiaries' service areas with the intent of selling some or all of the electric capacity and energy to the Operating Subsidiaries at rates provided under PURPA and ordered by appropriate state commissions. The System's total generation capacity includes a maximum 299 MW of on-line PURPA capacity. Payments for PURPA capacity and energy in 1994 totaled approximately $134 million at an average cost to the System of
5.8 cents/kWh as compared to System cost of about 3 cents/kWh. The Operating Subsidiaries anticipate an additional 260 MW of PURPA capacity to come on-line in future years, up from 180 MW. This increase is due to a litigated PURPA project which had lapsed being reincluded in the planning process although litigation is ongoing. In addition, lapsed purchase agreements totaling 123 MW and other PURPA complaints totaling 520 MW are the subject of ongoing litigation and are not included in the System's current planning strategy. (See ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings in Pennsylvania and West Virginia.)

                                                ELECTRIC FACILITIES


          The following table shows the System's December 31, 1994 generating capacity, based on the maximum monthly normal seasonal operating capacity of each unit. The System-owned capacity totaled 8,070 MW, of which 7,090 MW (88%) are coal-fired, 840 MW (10%) are pumped-storage, 82 MW (1%) are oil-fired, and 58 MW (1%) are hydroelectric. The term "pumped-storage" refers to the Bath County station which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

          The weighted average age of the System-owned coal-fired stations shown on the following page, based on generating capacity at December 31, 1994, was about 24.6 years. In 1994, their average heat rate was 9,927 Btu's/kWh, and their availability factor was 82.1%, down from 87% in 1993 due, in part, to planned outages for installation of pollution control equipment for compliance with the CAAA.

                                               System-Owned Stations
                                            Maximum Generating Capacity
                                                  (Megawatts) (a)
                                                                                                    Dates When
                                                 Station  Monon-  Potomac   West   Service
Station                             Units         Total         gahela  Edison    Penn   Commenced (b)

Coal-fired:
        Albright                       3            292         216              76                        1952-4
        Armstrong                      2            352                                       352          1958-9
        Fort Martin                    2            831         249             304           278          1967-8
        Harrison                       3          1,920         480             629           811          1972-4
        Hatfield's
           Ferry                       3          1,660         456             332           872          1969-71
        Mitchell                       1            284                                       284          1963
        Pleasants                      2          1,252         313             376           563          1979-80
        Rivesville                     2            142         142                                        1943-51
        R. Paul Smith                  2            114                         114                        1947-58
        Willow Island                  2            243         243                                        1949-60
Oil-Fired:(a)
        Mitchell                       1             82                                        82          1948
Pumped-Storage
and Hydro:
        Bath County                    6            840         227(c)           235(c)  378(c)  1985
        Lake Lynn(d)                   4             52                                        52          1926
        Potomac
         Edison(d)                   21               6                           6                        Various
Total System-Owned
Capacity                             54           8,070       2,326           2,072   3,672



                                                        Nonutility Generation
                                                     Maximum Generating Capacity
                                                            (Megawatts)(e)

                                                                                                         Contract
                                                 Project        Monon-       Potomac         West        Commencement
Project                                            Total        gahela       Edison          Penn        Date

Coal-fired
  AES Beaver Valley                                 125                                       125          1987
  Grant Town                                         80            80                                      1993
  West Virginia University                           50            50                                      1992

Hydro
  Allegheny Lock and Dam 5                            6                                         6          1988
  Allegheny Lock and Dam 6                            7                                         7          1989
  Hannibal Lock and Dam                              31            31                                      1988

Total
  Nonutility Capacity                               299           161            0            138

Total Maximum System
Generating Capacity (a)                           8,369         2,487        2,072          3,810


(a)  Excludes 207 MW of West Penn oil-fired capacity at Springdale Power
     Station and 77 MW of the total MW at Mitchell Power Station, which were placed on cold reserve status as of June 1, 1983. Current plans call for the reactivation of these units in about five years. On December 31, 1994, 82 MW of the total MW at Mitchell Power Station were reactivated.

(b) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.

(c)  Capacity entitlement through percentage ownership of AGC.

(d) The FERC issued a new license with a 30-year term for Lake Lynn on December 27, 1994. Certain terms of said license are being appealed but do not affect its validity. Potomac Edison's license for hydroelectric facilities Dam #4 and Dam #5 will expire in 2003. Potomac Edison has received 30-year licenses, effective January 1994, for the Shenandoah, Warren, Luray and Newport projects. The FERC accepted
     Potomac Edison's surrender of the license for the Harper's Ferry Dam No. 3 and issued an order effective October 1994.

(e) Nonutility generating capacity available through contractual arrangements pursuant to PURPA.

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

The following table sets forth the existing miles of tower and pole transmission and distribution lines and the number of substations of the Subsidiaries as of December 31, 1994:

                          Above Ground Transmission and
                      Distribution Lines (a) and Substations

                                   Portion of Total          Transmission and
                                     Representing              Distribution
                      Total      500-Kilovolt (kV) Lines       Substations(b)

Monongahela           19,794              283                      225
Potomac Edison        17,296              202                      203
West Penn             21,723              273                      534
AGC(c)                    85               85                        1
Total System          58,898              843                      963


(a) The System has a total of 5,506 miles of underground distribution lines.

(b) The substations have an aggregate transformer capacity of 38,344,534 kilovoltamperes.

(c)      Total Bath County transmission lines, of which AGC owns an undivided
         40% interest and Virginia Power owns the remainder.

       The System has 11 extra-high-voltage (345 kV and above) (EHV) and 29 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, including System facilities, historically has been negatively affected by frequent periods of heavy loading, predominantly in a west-to-east direction. In 1994, the west-to-east flows decreased from prior years due to lower interregional power transfers. However, increases in customer load, power transfers by the Operating Subsidiaries and nonaffiliated entities, and parallel flows may contribute to a possible resumption of the heavy west-to-east power flows. If power transfers return to the levels experienced during the late 1980s and early 1990s, the interregional EHV transmission facilities may operate at times at their reliability limit and therefore, despite recently installed reactive power sources, restrictions on transfers may again become necessary.

           Under certain provisions of EPACT, wholesale generators, and wholesale customers, may seek from owners of bulk power transmission facilities a commitment to supply transmission services. (See discussion under ITEM 1. SALES and REGULATION.)
Such demand on the System's transmission facilities may add periodically to heavy power flows on the System's facilities.

       The Operating Subsidiaries have, to date, provided managed contractual access to the System's transmission facilities via the provisions of their Standard Transmission Service tariff, or the terms and conditions of bilateral contracts.

                                             RESEARCH AND DEVELOPMENT


           The Operating Subsidiaries spent $7.7 million, $4.6 million, and $2.7 million in 1994, 1993 and 1992, respectively, for research programs. Of these amounts, $5.9 million, $3.2 million and $0.6 million were for Electric Power Research Institute (EPRI) dues in 1994, 1993 and 1992, respectively. EPRI is an industry-sponsored research and development institution. The Operating Subsidiaries plan to spend approximately $9.7 million for research in 1995, with EPRI dues representing $6.2 million of that total.

           Independent research conducted by Operating Subsidiaries concentrated on environmental protection (CAAA and permit mandates), generating unit performance, future generating technologies, delivery systems, and customer-related research.
Clean power technology focused on power quality and load management devices and techniques for customer and delivery equipment.

       Two U.S. Department of Energy Clean Coal Technology NOx control projects, which the Operating Subsidiaries cofounded, have recently been completed. Based upon the results of one of the projects, retrofitting of low NOx cell burners on Hatfield Power Station units has been undertaken at much lower costs than would otherwise have been possible.

           Research is also being directed to help address major issues facing the Operating Subsidiaries including electric and magnetic field (EMF) assessment, waste disposal, greenhouse gas, client-server information system prospects, renewable resources, fuel cells, new combustion turbines and other cogeneration technologies.
In addition, there is continuing evaluation of technical proposals from outside sources and monitoring of developments in literature, law, litigation and standards.

           Electric vehicle (EV) research included participation in the Ford Ecostar Demonstration Program, EV America and the Electric
Transportation Coalition, as well as the development of appropriate wiring and building code standards to accommodate electric vehicles.

           With reference to alleged global climate change, a Memorandum of Understanding was signed on behalf of all Edison Electric
Institute (EEI) companies by EEI and the Department of Energy (DOE) which contains Initiatives directed toward voluntary programs to reduce greenhouse gas emissions. In early February 1995, an individual agreement will be entered into on behalf of the Operating Subsidiaries and the DOE.

           The Operating Subsidiaries, in cooperation with the Pennsylvania Department of Environmental Resources and the West Virginia Division of Environmental Protection, are researching the feasibility and cost-effectiveness of injecting fly ash from the Operating Subsidiaries' power stations into abandoned underground mine sites in Pennsylvania and West Virginia to reduce acid mine drainage and mine surface subsidence. The project cost is anticipated to be shared with EPRI as part of a Tailored Collaboration Agreement with the Institute.

           The Operating Subsidiaries also made research grants to regional colleges and universities to encourage the development of technical resources related to current and future utility problems.

                                            CONSTRUCTION AND FINANCING


           Construction expenditures by the Subsidiaries in 1994 amounted to $508 million and for 1995 and 1996 are expected to aggregate $341 million and $284 million, respectively. In 1994, these expenditures included $153 million for compliance with the CAAA. The 1995 and 1996 estimated expenditures include $61 million and $7 million, respectively, to cover the costs of compliance with the CAAA. Allowance for funds used during construction (AFUDC) (shown below) has been reduced for carrying charges on CAAA expenditures that are being collected through currently approved surcharges or in base rates.

                                             Construction Expenditures


                                                               1994           1995             1996
                                                                      Millions of Dollars
                                                             (Actual)     (Estimated)
Monongahela
Generation                                                   $  55.1        $  28.3          $  34.4
Transmission and Distribution                                   47.7           44.8             34.9
Other                                                            1.2            1.3              1.2
   Total*                                                    $ 104.0        $  74.4          $  70.5

Potomac Edison
Generation                                                   $  55.6        $  31.3          $  29.7
Transmission and Distribution                                   81.3           58.4             64.9
Other                                                            5.9            2.6              3.6
  Total*                                                     $ 142.8        $  92.3          $  98.2

West Penn
Generation                                                   $ 169.6        $ 108.6          $  58.1
Transmission and Distribution                                   74.4           57.7             50.0
Other                                                           16.4            6.1              7.2
  Total*                                                     $ 260.4        $ 172.4          $ 115.3

AGC
Generation                                                   $   1.0        $   2.1          $    .5
Transmission and Distribution
Other                                                             .1             -                -
  Total                                                      $   1.1        $   2.1          $    .5

Total Construction Expenditures                              $ 508.3        $ 341.2          $ 284.5



* Includes allowance for funds used during construction for 1994, 1995 and 1996 of: Monongahela $2.9, $1.4 and $1.1; Potomac Edison $5.9, $2.1 and
     $1.8; and West Penn $10.8, $4.3 and $1.9.

           These construction expenditures include major capital projects at existing generating stations, including the construction of flue-gas desulfurization equipment (scrubbers) at the Harrison Power Station, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems. The Harrison scrubber project was completed on schedule and the scrubbers were declared available for service on November 16, 1994. The final cost is expected to be $555 million, which is approximately 24% below the original budget. Primary factors that contributed to the reduced cost were: a) the absence of any major construction problems; b) financing and material and equipment costs lower than expected; and c) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC.

           On a collective basis for the Operating Subsidiaries, total expenditures for 1994, 1995, and 1996 include $190 million, $101 million, and $52 million, respectively, for construction of environmental control technology. Outages for construction, CAAA compliance work and other environmental work is and will continue to be coordinated with planned outages.

           The Operating Subsidiaries continue to study ways to reduce or meet future increases in customer demand, including aggressive demand-side management programs, new and efficient electric technologies, construction of various types and sizes of generating units and increasing the efficiency and availability of System generating facilities, reducing company electrical use and transmission and distribution losses, and where feasible and economical, acquisition of reliable, long-term capacity from other electric systems and from nonutility developers.

           The Operating Subsidiaries are implementing demand-side management activities. Potomac Edison and West Penn are engaged in state commission supported or ordered evaluations of demand-side management programs. (See ITEM 1. REGULATION for a further discussion of these programs.) Several jurisdictions have adopted mechanisms which provide for recovery of the costs of such activities, some return on the related investment, the associated revenue reductions and a performance incentive, either on a current basis or through deferral to a base rate case.

           Current forecasts, which reflect demand-side management efforts and other considerations and assume normal weather conditions, project both average annual winter and summer peak load growth rates of 1.59% in the period 1995-2005. After considering the reactivation of West
Penn capacity in cold reserve (see page 10), peak diversity exchange arrangements described in ITEM 1. SALES above, demand-side management and conservation programs, and contracted PURPA capacity, it is anticipated that new System-owned generating capacity will not be required until the year 2000 or beyond. If future customer demand materially exceeds that forecast, anticipated supply-side resources do not become available, demand-side management efforts do not succeed, or in the event of extremely adverse weather conditions, the Operating Subsidiaries may be unable at times to meet all of their customers' requirements for electric service.

           In connection with their construction and demand-side management programs, the Operating Subsidiaries must make estimates of the availability and cost of capital as well as the future demands of their customers that are necessarily subject to regional, national, and international developments, changing business conditions, and other factors. The construction of facilities and their cost are affected by laws and regulations, lead times in manufacturing, availability of labor, materials and supplies, inflation, interest rates, and licensing, rate, environmental, and other proceedings before regulatory authorities. As a result, future plans of the Operating Subsidiaries are subject to continuing review and substantial change.

           The Subsidiaries have financed their construction programs through internally generated funds, first mortgage bond, debenture, medium-term note and preferred stock issues, pollution control and solid waste disposal notes, installment loans, long-term lease arrangements, equity investments by APS (or, in the case of AGC, by the Operating Subsidiaries), and, where necessary, interim short-term debt. Effective January 1994, the Operating Subsidiaries also have available a $300 million multi-year credit facility. The future ability of the Subsidiaries to finance their construction programs by these means depends on many factors, including creditworthiness, rate levels sufficient to provide internally generated funds and adequate revenues to produce a satisfactory return on the common equity portion of the Subsidiaries' capital structures and to support their issuance of senior and other securities. The creditworthiness of the Operating Subsidiaries in the future may be affected by increased concern of rating agencies that purchased power contracts are a risk factor deserving consideration. APS obtains most of the funds for equity investments in the Operating Subsidiaries through the issuance and sale of its common stock publicly and through its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan.

           In 1994, the Subsidiaries issued $225.3 million of securities having interest rates between 6.75% and 8.125%. In May 1994, Monongahela issued 500,000 shares of cumulative preferred stock (par value $100 per share) with a dividend rate of $7.73. In June 1994, Potomac Edison issued $75 million of 8% first mortgage bonds due 2024. In August 1994, West Penn issued $65 million of 8.125% first mortgage bonds due 2024, and Monongahela, Potomac Edison, and West Penn issued $8.825 million, $11.560 million, and $14.910 million, respectively, in solid waste disposal notes to Harrison County, West Virginia. Harrison County in turn issued $35.295 million of 6-3/4% tax-exempt 30-year solid waste disposal revenue bonds. The Operating Subsidiaries are using the proceeds from the issuance of their solid waste disposal notes to finance certain solid waste disposal facilities which comprise a portion of the scrubbers located at the Harrison Power Station.

           In 1994, APS sold 1,629,372 shares of its common stock for $35 million through its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan.

           In October 1994, West Penn issued and sold to APS 2,000,000 additional shares of common stock at a price of $20 per share.

           During 1994, the rate for West Penn's 400,000 shares of market auction preferred stock, par value $100 per share, reset approximately every 90 days at 2.52%, 3.09%, 3.59% and 4.28%. The rate set at auction on January 13, 1995, was 4.75%.

           At December 31, 1994, APS had $90.25 million outstanding in short-term debt, Monongahela had $39.5 million outstanding in short-term debt and notes payable to affiliates, and AGC had $41.74 million outstanding in commercial paper, while Potomac Edison and West Penn had notes receivable from an affiliate of $1.9 million and $1.0 million, respectively.

           The Subsidiaries' ratios of earnings to fixed charges for the year ended December 31, 1994, were as follows: Monongahela, 3.33; Potomac Edison, 3.46; West Penn, 3.40; and AGC, 3.50.

           APS and the Subsidiaries' consolidated capitalization ratios as of December 31, 1994, were: common equity, 45.1%; preferred stock, 7.2%; and long-term debt, 47.7%. APS and the Subsidiaries' long-term objective is to maintain the common equity portion above 45%, reduce the long-term debt portion toward 45%, and maintain the preferred stock ratio for the balance of the capital structure.

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

           During 1995, the Operating Subsidiaries anticipate meeting their capital requirements through a combination of internally generated funds, cash on hand, and short-term borrowing as necessary. The
Operating Subsidiaries may engage in tax-exempt solid waste disposal financings during 1995 to the extent funds are available to Harrison
County from the West Virginia cap allocation. APS plans to sell common stock through its Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan.

           The Operating Subsidiaries, if economic and market conditions make it desirable, may refund during 1995 up to $565 million of first mortgage bonds, up to $140 million of preferred stock, and up to $78 million of pollution control revenue notes through optional redemptions.

                                                        FUEL SUPPLY


           System-operated stations burned approximately 15.8 million tons of coal in 1994. Of that amount, 69% was either cleaned (7.2 million tons) or used in stations equipped with scrubbers (3.6 million tons).
Use of desulfurization equipment and cleaning and blending of coal make burning local higher-sulfur coal practical, and in 1994 about 97% of the coal received at System stations came from mines in West Virginia, Pennsylvania, Maryland, and Ohio. The Operating Subsidiaries do not mine or clean any coal. All raw, clean or washed coal is purchased from various suppliers as necessary to meet station requirements.

           Long-term arrangements, subject to price change, are in effect and will provide for approximately 12 million tons of coal in 1995.
The Operating Subsidiaries will depend on short-term arrangements and spot purchases for their remaining requirements. Through the year
1999, the total coal requirements of present System-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers. The Operating Subsidiaries signed two 10-year lime supply agreements during 1994 which will provide for the long-term lime requirements of the System's scrubbers.

           The Operating Subsidiaries renegotiated several long-term coal contracts with Consolidation Coal Company effective January 1, 1995, resulting in reduced prices, the benefit of which will, for the most part, accrue to the Operating Subsidiaries' customers.

           For each of the years 1990 through 1993, the average cost per ton of coal burned was $35.97, $36.74, $36.31 and $36.19, respectively.
For the year 1994, the cost per ton decreased to $35.88.

           In addition to using ash in various power plant applications such as sludge stabilization at Harrison and Mitchell Power Stations, the Operating Subsidiaries continue their efforts to market fly ash and bottom ash for beneficial uses and thereby reduce landfill requirements. (See ITEM 1. RESEARCH AND DEVELOPMENT.) In 1994, the Operating Subsidiaries received approximately $236,000 for the sale of 85,998 tons of fly ash and 64,511 tons of bottom ash for various uses including cement replacement, mine grouting, oil well grouting, soil extenders and anti-skid material.

           The Operating Subsidiaries own coal reserves estimated to contain about 125 million tons of high-sulfur coal recoverable by deep mining.
There are no present plans to mine these reserves and, in view of economic conditions now prevailing in the coal market, the Operating Subsidiaries plan to hold the reserves as a long-term resource.

                                                       RATE MATTERS


           Rate case decisions in almost all jurisdictions were issued for the Operating Subsidiaries in 1994.

                                                         West Penn


           On March 31, 1994, West Penn filed an application with the Pennsylvania PUC for a base rate increase designed to produce $80.1 million in additional annual revenues from its retail customers. This request included recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. West Penn filed a petition on January 12, 1994 with the Pennsylvania PUC requesting authorization to accrue post in-service carrying charges on the Harrison scrubbers and to defer related depreciation and operating and maintenance expenses until they were recognized in rates. This request was approved by the Pennsylvania PUC on May 4, 1994. By Pennsylvania PUC order adopted December 15, 1994, an annual increase of $55.5 million for West Penn's retail customers was authorized to become effective December 31, 1994. Included in this amount was an authorized return on equity (ROE) of 11.5%.

                                                        Monongahela


           On January 18, 1994, Monongahela filed an application with the Public Service Commission of West Virginia (West Virginia PSC) for a base rate increase designed to produce $61.3 million in additional annual revenues which includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. The West Virginia PSC, on November 9, 1994 affirmed the recommended decision of the Administrative Law Judge (ALJ) providing for a rate increase to be effective November 16, 1994 of $23.5 million of new money. This amount was in addition to $6.9 million of CAAA recovery granted effective July 1, 1994 to be transferred from fuel clause recovery to base rates. The $6.9 million was included in Monongahela's $61.3 million request. The decision reflects an ROE of 10.85%. The West Virginia PSC's order stated that it was affirming the ALJ's recommendation because of time constraints and invited all parties to file petitions for reconsideration. All parties have filed petitions and a decision from the West Virginia PSC is pending. In the meantime, Monongahela is collecting the new rates, which are not subject to refund. Monongahela cannot predict the outcome of the request for reconsideration.

           Because of procedural requirements of Ohio law, a rate case in Ohio in 1994 to request recovery of the cost of the Harrison scrubbers was not deemed practical. On January 31, 1995, Monongahela filed an application with the Public Utilities Commission of Ohio (Ohio PUC) for a base rate increase designed to produce $7.0 million in additional annual revenues which includes recovery of carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. The Ohio PUC approved Monongahela's petition of January 11, 1994 requesting authorization to accrue post in-service carrying charges on the Harrison scrubbers until its investment in such scrubbers is recognized in rates. That order also allows Monongahela to defer depreciation and operating and maintenance expenses, including property taxes (but not including fuel costs), with respect to the scrubbers. This accrual is included in the rate case filing. It is expected that the new rates will become effective in late 1995.

                                                      Potomac Edison


           The Maryland Public Service Commission (Maryland PSC) issued a final order on September 20, 1994 approving a settlement agreement in Potomac Edison's base rate case authorizing an annual increase of $19.6 million effective November 11, 1994. The rate case filed by Potomac Edison on April 15, 1994 originally requested a $30.9 million increase. The authorized $19.6 million increase is in addition to $2.7 million of demand-side management costs which were included in Potomac Edison's original request but which were granted as a separate surcharge. The rate case increase includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense.

           On April 30, 1993 and June 22, 1994, Potomac Edison filed two rate cases with the Virginia State Corporation Commission (Virginia
SCC) seeking a total increase of $12.5 million. The Virginia SCC granted an increase of $4.5 million effective September 28, 1993, based on the case filed April 30, 1993. In the case filed June 22, 1994, a settlement agreement was filed with the Hearing Examiner reflecting an additional increase of $3 million effective November 20, 1994. The settlement agreement has been accepted by the now pending before the Virginia SCC.

           On November 9, 1994, the West Virginia PSC affirmed the recommended decision of the ALJ providing for a rate increase effective November 11, 1994. The increase of $1.5 million is in addition to $1.9 million of CAAA recovery granted effective July 1, 1994 which was included in Potomac Edison's original request for $12.2 million filed January 14, 1994. The request included recovery of the appropriate costs to comply with Phase I of the CAAA as well as other increasing levels of expense. The decision reflects an ROE of 10.85%. The West Virginia PSC's order stated that it was affirming the ALJ's recommendation because of time constraints and invited all parties to file petitions for reconsideration. All parties have filed petitions and a decision from the West Virginia PSC is pending. In the meantime, Potomac Edison is collecting the new rates, which are not subject to refund. Potomac Edison cannot predict the outcome of the request for reconsideration.

                                                            AGC


           Through February 29, 1992, AGC's ROE was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties filed to reduce the ROE to 10%. Hearings were completed in June 1992, and a recommendation was issued by an ALJ on December 21, 1993, for an ROE of 10.83%, which the other parties argued should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation were filed by all parties for consideration by the FERC. On January 28, 1994, the Consumer Advocate Division of the West Virginia PSC, Maryland People's Counsel, and Pennsylvania Office of Consumer Advocate filed a joint complaint with the FERC against AGC claiming that both the existing ROE of 11.53% and the ROE recommended by the ALJ of 10.83% were unjust and unreasonable. This new complaint requested an ROE of 8.53% with rates subject to refund beginning April 1, 1994. Hearings were completed in November 1994 and a recommendation was issued by an ALJ on December 22, 1994 dismissing the Joint Consumer Advocates' complaint. A settlement agreement for both cases is currently pending, which would reduce AGC's ROE to 11.13% for the period from March 1, 1992 through December 31, 1994, and increase AGC's ROE to 11.20% for the period from January 1, 1995 through December 31, 1995. During 1995, the parties have agreed to negotiate in good faith to approve a mechanism for setting ROE in the future. This settlement is subject to FERC approval. If approved, this settlement will require a refund to customers for the period through December 31, 1994, of about $4.42 million for which adequate reserves have been provided.

           Through a filing completed on October 31, 1994, AGC sought to add a prior tax payment of approximately $12 million to rate base which will produce about $1.4 million in additional annual revenues. On
December 30, 1994, the FERC accepted AGC's filing, ordered that the increase in rates go into effect on June 1, 1995, subject to refund, and set AGC's ROE for hearing in 1995. A settlement agreement is currently pending. This settlement is subject to FERC approval.

                                                           FERC


           In 1994, West Penn and Monongahela implemented settlement agreements covering wholesale rates in effect for their municipal, co-op, and borderline agreement customers subject to the jurisdiction of the FERC. Each included recovery of the remaining carrying charges on investment, depreciation, as well as all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. The amounts of the increases were $2.1 million for West Penn and $300,000 for Monongahela, both effective December 1, 1994.

           On October 14, 1994, as supplemented on November 25, 1994, Potomac Edison filed a petition for a $3.8 million increase with the FERC. The request includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. By order dated January 18, 1995, the FERC accepted Potomac Edison's filing and set the matter for hearing. FERC also granted a request for summary disposition of one item which reduced Potomac Edison's request to $3.65 million. These new rates will go into effect on June 25, 1995, subject to refund. Potomac Edison cannot predict the outcome of this proceeding.

                                                 ENVIRONMENTAL MATTERS


           The operations of the Subsidiaries are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities.

           Meeting known environmental standards is estimated to cost the Subsidiaries about $217 million in capital expenditures over the next three years. Additional legislation or regulatory control requirements, if enacted, may require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.

                                                       Air Standards


           The Operating Subsidiaries meet applicable standards as to particulates and opacity at major stations with high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, and, at times, reduction of output. From time to time minor excursions of opacity normal to fossil fuel operations are experienced and are accommodated by the regulatory process. The West Virginia Division of Environmental Protection (WVDEP), Office of Air Quality (OAQ), issued Notices of Violation (NOVs) for opacity exceedances for the fourth quarter of 1993 and first quarter of 1994 at the Albright, Fort Martin, and Harrison Power Stations. An NOV was issued by OAQ for visual opacity exceedances on March 23, 1994 at Pleasants Power Station. The Operating Subsidiaries have submitted written responses to OAQ regarding the opacity exceedances and are awaiting a response.

           Because of the stringent 10% opacity limit in West Virginia which led to the above-mentioned NOVs, Monongahela and other West Virginia electric utilities petitioned the OAQ in 1994 to revise the opacity limit from 10% to 20% in order to be consistent with surrounding states and the federal New Source Performance Standards (NSPS). The OAQ on
October 21, 1994 published a proposed revision to Title 45, Regulation
2 to increase the opacity limit to 20%. The final rule should be submitted to the state legislature in West Virginia for approval in 1995.

           The Operating Subsidiaries meet current emission standards as to SO2 by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content and the blending of low-sulfur with higher sulfur coal.

           The CAAA, among other things, require an annual reduction in total utility emissions within the United States of 10 million tons of SO2 and two million tons of NOx from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired System plants are affected in Phase I and the remaining plants or units reactivated in the future will be affected in Phase II. Installation of scrubbers at the Harrison Power Station was the strategy undertaken by the Operating Subsidiaries to meet the required SO2 emission reductions for Phase I (1995-1999). Continuing studies will determine the compliance strategy for Phase II (2000 and beyond). It is expected that burner modifications at possibly all System stations will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland and Pennsylvania for ozone nonattainment (Title I) reasons. Continuous emission monitoring equipment has been installed on all Phase I and Phase II units. Studies to evaluate cost effective options to comply with Phase II, including those which may be available from the use of Operating Subsidiaries' banked emission allowances and from the emission allowance trading market, are continuing.

           In a case brought by the electric utility industry which disputed the EPA's inclusion of overfire air equipment as well as low NOx burners in its definition of "low NOx burner technology," the District of Columbia Circuit Court of Appeals on November 29, 1994 vacated and remanded to the EPA the Title IV NOx rule. As a result, the January 1, 1995 Phase I NOx compliance deadline under Title IV is no longer applicable. It is uncertain when a revised rule will be issued, whether the emission limits will be revised, and what the compliance deadline will be.

           Pursuant to an option in the CAAA and in order to avoid the potential for more stringent NOx limits in Phase II, the Operating Subsidiaries chose to treat Phase II Group 1 boilers (tangential and wall-fired) as Phase I affected units as of January 1, 1995. This was accomplished by activation of substitution unit plans for the seven Phase II Group 1 boilers. As a result of being Phase I affected, these units will also be required to comply with the Phase I SO2 limits. Phase I NOx and SO2 compliance for these units should not require additional capital or operating expenditures.

           Title I of the CAAA established an ozone transport region consisting of the District of Columbia and 11 northeast states including Maryland and Pennsylvania. Sources within the region will be required to reduce NOx emissions, a precursor of ozone, to a level conducive to attainment of the ozone national ambient air quality standard (NAAQS). The installation of reasonably available control technology (RACT) (overfire air equipment and/or low NOx burners) at all Pennsylvania and Maryland stations is expected to be completed by May 31, 1995. This is essentially compatible with Title IV NOx reduction requirements, prior to their remand.

           The Ozone Transport Commission (OTC) has determined that the Operating Subsidiaries may be required to make additional NOx reductions beyond RACT in order for the ozone transport region to meet the ozone NAAQS. Under terms of a Memorandum of Understanding (MOU), the Operating Subsidiaries' power stations located in Maryland and Pennsylvania will be required to reduce NOx emissions by 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003, unless the results of modeling studies due to be completed by 1998, indicate otherwise. Both Maryland and Pennsylvania must promulgate regulations to implement the terms of the MOU.

           In an effort to introduce market forces into pollution control, the CAAA created SO2 emission allowances. An allowance is defined as an authorization to emit one ton of SO2 into the atmosphere. Subject to regulatory limitations, allowances (including bonus and extension allowances) may be sold or "banked" for future use or sale. Through an industry allowance pooling agreement, the Operating Subsidiaries will receive a total of approximately 554,000 bonus and extension allowances during Phase I. These allowances are in addition to the Table A allowances of approximately 356,000 per year during the Phase I years. Ownership of these allowances permits the Operating Subsidiaries to operate in compliance with Phase I, as well as postpone a decision on their compliance strategy for Phase II. As part of their compliance strategy, the Operating Subsidiaries continue to study the allowance market to determine whether sales or purchases of allowances are appropriate.

           In 1989, the West Virginia Air Pollution Control Commission approved the construction of a third-party cogeneration facility in the vicinity of Rivesville, West Virginia. Emissions impact modeling for that facility raised concerns about the compliance status of Monongahela's Rivesville Station with the NAAQS for SO2. Pursuant to a consent order, Monongahela agreed to collect on-site meteorological data and conduct additional dispersion modeling in order to demonstrate compliance. The modeling study and a compliance strategy recommending construction of a new "good engineering practices" (GEP) stack were submitted to the WVDEP in June 1993. Costs associated with the GEP stack are approximately $20 million. Monongahela is awaiting action by the WVDEP.

           Under an EPA-approved consent order with Pennsylvania, West Penn completed construction of a GEP stack at the Armstrong Power Station in 1982 at a cost of over $13 million with the expectation that EPA's reclassification of Armstrong County to "attainment status" under NAAQS for SO2 would follow. As a result of the 1985 revision of its stack height rules, EPA refused to reclassify the area to attainment status. Subsequently, West Penn filed an appeal with the U.S. Court of Appeals for the Third Circuit for review of that decision as well as a petition for reconsideration with EPA. In 1988, the Court dismissed West Penn's appeal stating it could not decide a case while West Penn's request for reconsideration before EPA was pending. West Penn cannot predict the outcome of this proceeding.

                                                      Water Standards


           Under the National Pollutant Discharge Elimination System (NPDES), permits for all System-owned stations and disposal sites are in place. However, NPDES permit renewals for several West Virginia disposal sites contain what the Operating Subsidiaries believe are overly stringent discharge limitations. The WVDEP has temporarily stayed the stringent permit limitations while the Operating Subsidiaries continue to work with WVDEP and EPA in order to scientifically justify less stringent limits. Where this is not possible, installation of wastewater treatment facilities may become necessary. The cost of such facilities, if required, cannot be predicted at this time.

           The EPA and state agencies have implemented stormwater runoff regulations for controlling discharges from industrial and municipal sources as well as construction sites. Stormwater discharges have been identified and included in NPDES permit renewals, but controls have not yet been required. Since the current round of permit renewals began in 1993, monitoring requirements have been imposed, with pollution reduction plans and additional control of some discharges anticipated.

           The Clean Water Act deadline of October 1, 1994 for compliance with Phase II of the stormwater program passed without EPA promulgating regulations specifying which additional stormwater sources require
NPDES permits. Affected System-owned facilities could include office buildings, parking lots, substations and rights-of-way. In the interim, the EPA has issued a policy memorandum specifying that its stormwater compliance enforcement strategy does not apply to Phase II sources. The Subsidiaries cannot predict the effect of EPA's regulations when promulgated.

           Pursuant to the National Groundwater Protection Strategy, West Virginia adopted a Groundwater Protection Act in 1991. This law establishes a statewide antidegradation policy which could require the Operating Subsidiaries to undertake reconstruction of existing landfills and surface impoundments as well as groundwater remediation, and may affect herbicide use for right-of-way maintenance in West Virginia. Groundwater protection standards were approved and implemented in 1993 (based on EPA drinking water criteria) which established compliance limits. Pursuant to the groundwater protection standards variance provision, on October 26, 1994 the Operating Subsidiaries jointly filed with American Electric Power and Virginia Power, a Notice of Intent (NOI) to request class or source variances from the groundwater standards for steam electric operating facilities in West Virginia. Additionally, each of the companies filed individual NOIs. Technical and socio-economic justification to support the variance requests are being developed and the costs shared by the Operating Subsidiaries under a contract with EPRI. While the justification for the variance requests is being developed, the Operating Subsidiaries are protected from any enforcement action.
Because variance requests must ultimately be approved by the West Virginia legislature, it is not possible to predict the outcome.

           The Pennsylvania Department of Environmental Resources (PADER) developed a Groundwater Quality Protection Strategy which established a goal of nondegradation of groundwater quality. However, the strategy recognizes that there are technical and economic limitations to immediately achieving the goal and further recognizes that some groundwaters need greater protection than others. PADER is beginning to implement the strategy by promulgating changes to the existing rules that heretofore did not consider the nondegradation goal. The full extent of the impact of the strategy on the Operating Subsidiaries cannot be predicted.

           In 1994, the Operating Subsidiaries received two NOVs from PADER and one NOV from WVDEP, all of which have been resolved. A chronic
NPDES compliance problem at the closed Springdale Ash Area was resolved recently with the negotiation of a compliance agreement with PADER.
The agreement specified the payment of a penalty for past permit exceedances, required payment of additional penalties for any future exceedances and provided for the installation of innovative constructed wetland treatment technology. The first stage has been installed and is operating in compliance with current NPDES permit effluent limitations.

                                                Hazardous and Solid Wastes


           Pursuant to the Resource Conservation and Recovery Act of 1976
(RCRA) and the Hazardous and Solid Waste Management Amendments of 1984, EPA regulates the disposal of hazardous and solid waste materials. Maryland, Pennsylvania, Ohio, Virginia and West Virginia have also enacted hazardous and solid waste management regulations that are as stringent as or more stringent than the corresponding EPA regulations.

           The Operating Subsidiaries are in a continual process of either permitting new or re-permitting existing disposal capacity to meet future disposal needs. All disposal areas are currently operating in compliance with their permits.

           It is anticipated that additional disposal capacity will be required for Armstrong Power Station. A small extension to the existing permitted disposal site and the permitting of a new site, are being actively pursued with PADER. A permit for an extension of the existing disposal site is anticipated to be granted by the end of 1995 for construction and use in 1996. Siting of a new disposal area will be a much longer process. If the Operating Subsidiaries fail to obtain either disposal permit, it could have an adverse impact on the operation of the Armstrong Power Station.

           Significant costs were incurred during 1994 for expansion of existing coal combustion by-product disposal sites due to requirements for installation of liners on new sites and assessment of groundwater impacts through routine groundwater monitoring and specific hydrogeological studies. Existing sites may not meet the current regulatory criteria and groundwater remediation may be required at some of the Operating Subsidiaries' facilities. The Operating Subsidiaries continue to work with regulatory agencies to resolve outstanding issues. Additional and substantial costs may be incurred by the Operating Subsidiaries if remediation of existing sites is necessary.

           Potomac Edison received a notice from the Maryland Department of the Environment (MDE) in 1990 regarding a remediation ordered under Maryland law at a facility previously owned by Potomac Edison. The MDE has identified Potomac Edison as a potentially responsible party under Maryland law. Remediation is being implemented by the current owner of the facility which is located in Frederick. It is not anticipated that Potomac Edison's share of remediation costs, if any, will be substantial.

           On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability
Act of 1980, as amended, with respect to the Jack's Creek/Sitkin
Smelting Superfund Site. (See ITEM 3. LITIGATION for a further discussion of this case.)

                                               Emerging Environmental Issues


           Title III of the CAAA requires EPA to conduct studies of toxic air pollutants from electric utility plants to determine if emission controls are necessary. EPA's reports are expected to be submitted to Congress in late 1995. If air toxic emission controls are recommended by EPA, final regulations are not likely to be promulgated prior to the year 2000. The impact of Title III on the Operating Subsidiaries is unknown at this time.

           Reauthorization of the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the RCRA are currently pending. When reauthorization does occur, it is anticipated that EPA will likely continue to regulate coal combustion by-product wastes and their leachates as nonhazardous.

           Pursuant to RCRA, EPA will begin reviewing the electric utility industry's disposal practices of pyrites and pyritic material in 1995. Concerns over the production of low pH waters from pyrites may cause reclassification of ash or flue-gas desulfurization sludge disposal areas containing pyrites to that of special handling waste, or even possibly hazardous waste. Any change in classification would result in substantially increased costs for either retrofitting existing disposal sites or designing new disposal sites. A final determination is scheduled for 1998.

           An additional issue which could impact the Operating Subsidiaries and which is undergoing intense study, is the health effect, if any, of electric and magnetic fields. The financial impact of this issue on the Operating Subsidiaries, if any, cannot be assessed at this time.

           In connection with President Clinton's Climate Change Action Plan concerning greenhouse gases, the Operating Subsidiaries expressed by letter to the Department of Energy (DOE) in August 1993, their willingness to work with the DOE on implementing voluntary, cost-effective courses of action that reduce or avoid emission of greenhouse gases. Such courses of action must take into account the unique circumstances of each participating company, such as growth requirements, fuel mix and other circumstances. Furthermore, they must be consistent with the Operating Subsidiaries' integrated resource planning process and must not have an adverse effect on competitive position in terms of costs and rates or be unacceptable to their regulators. Some 63 other electric utility systems submitted similar letters.

           On April 27, 1994, the DOE and the Edison Electric Institute, on behalf of member utilities, signed the Climate Challenge Program
Memorandum of Understanding which establishes the principles DOE and utilities will operate under to reduce or avoid emission of greenhouse gases. A company-specific agreement is to be entered into on behalf of the Operating Subsidiaries and DOE in early February 1995.

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

           In November 1994, the SEC published a release requesting comments from regulated public utility holding company systems and other interested parties on modernizing PUHCA by internal changes in rules and regulations. Comments are due in early February 1995. APS, along with all of the other registered electric public utility holding companies, is advocating repeal of PUHCA. However, APS cannot predict what changes, if any, will be made to PUHCA.

           The National Energy Policy Act of 1992 (EPACT), among other things, amends PUHCA to permit utilities subject to PUHCA to compete in the wholesale generation business with other wholesale generators not subject to PUHCA; to ease restrictions on financing for that purpose; and to permit investment in foreign utilities. EPACT also amends the Federal Power Act to permit the FERC to order, under specified circumstances, access to transmission systems (including those of the System) so long as it would not unreasonably impair reliability nor adversely affect its existing wholesale, retail and transmission customers. It also amends PURPA to encourage states to study and regulate various matters, including the capital structures of EWGs, integrated resource planning, and the amount of purchased power that electric utilities should have in their generation mix. In addition it sets forth waste disposal standards, new nuclear licensing procedures, and contains provisions promoting alternate transportation fuels, research on environmental issues, and increased energy from renewables (See discussion of EPACT in ITEM 1. BUSINESS, SALES and ELECTRIC FACILITIES).

           Section 111 of EPACT requires the state utility commissions to institute proceedings to investigate and determine the feasibility of adopting proposed federal standards regarding three regulatory policy issues related to integrated resource planning, rate recovery methods for investments in demand-side management programs, and rates to encourage investments in cost-effective energy efficiency improvements to generation, transmission and distribution facilities. Maryland, Pennsylvania, Virginia, and West Virginia initiated investigations to determine whether to adopt the federal standards, while Ohio summarily issued a final order without an investigation. The Operating Subsidiaries submitted comments in the Maryland, Pennsylvania, and West Virginia proceedings and will file comments in 1995 in Virginia. To date, Maryland, Ohio, and West Virginia have issued final orders. All three states declined to adopt the federal standards, concluding that existing state regulations adequately address the issues. The outcome in the remaining jurisdictions cannot be predicted.

           The Operating Subsidiaries founded and continue to participate in, along with other utilities, an organization whose primary purpose is to develop a mutually acceptable method of resolving the inequities imposed on transmission network owners by parallel power flows.

           In July 1993, the Pennsylvania PUC directed the Bureau of Conservation, Economics and Energy Planning to develop competitive bidding regulations to replace, at least in part, the existing state PURPA regulations. The Pennsylvania PUC has instituted a proposed rulemaking regarding competitive bidding regulations. In collaboration with other Pennsylvania Electric Association companies, West Penn filed comments to the proposed competitive bidding rulemaking in October 1994. The Pennsylvania PUC has not issued a final order in connection with the proposed competitive bidding rulemaking. West Penn cannot predict the outcome of this proceeding. In November 1993, while awaiting the new competitive bidding regulations, West Penn filed a petition with the Pennsylvania PUC requesting an order that, pending the adoption of new state regulations requiring competitive bidding for PURPA, any proceedings or orders regarding purchase by West Penn of capacity from a qualifying facility under PURPA shall be based on competitive bidding. On June 3, 1994, the Pennsylvania PUC granted the West Penn petition. However, the Pennsylvania PUC reserved judgment on the applicability of the competitive bidding process to the South River project and provided that the question would be addressed in the South River complaint proceeding. Various aspects of the Pennsylvania PUC's decision have been appealed to the Pennsylvania Commonwealth Court by South River, West Penn, and Shannopin. This proceeding has been stayed pending the outcome of an appeal in an unrelated case. (See ITEM 3. LEGAL PROCEEDINGS for a description of the South River complaint, the Shannopin Project, and events that have taken place in Pennsylvania Commonwealth Court.)

           On October 8, 1993, the West Virginia PSC issued proposed regulations concerning bidding procedures for capacity additions for electric utilities and invited comment by December 7, 1993. A number of interested parties, including Monongahela and Potomac Edison, filed comments. In May 1994, the West Virginia PSC held hearings on the proposed regulations. The West Virginia PSC has yet to issue an opinion.

           On December 17, 1992, the Ohio PUC issued proposed rules concerning competitive bidding for supply-side resources, transmission access for winning bidders and incentives for the recovery of the cost of purchased power. The Ohio PUC invited comments by March 3, 1993 and reply comments by March 24, 1993. A number of interested parties, including Monongahela, submitted comments. The Ohio PUC has taken no further action following the filing of comments.

           Maryland and Virginia have not mandated compulsory competitive bidding as of this date.

           On September 20, 1994, the Maryland PSC issued an order which instituted a proceeding for the purpose of examining regulatory and competitive issues affecting electric service in Maryland. On November 1, 1994, the Maryland PSC staff distributed a discussion paper describing the issues which they believe warrant analysis and comment by the utilities and interested persons. Potomac Edison submitted initial comments in response to the staff paper in January 1995. Legislative hearings are currently scheduled for March 1995.

           The Ohio PUC has initiated informal roundtable discussions "on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses that do not unduly harm the interests of utility company shareholders or ratepayers". These discussions are being undertaken pursuant to an Ohio Energy Strategy issued in April 1994. The first two roundtable discussions, attended by representatives of electric utilities, including Monongahela, businesses, residential consumers, environmental groups, and other interested persons or organizations were held on October 17 and December 8, 1994. The Ohio PUC will continue to hold roundtable meetings at approximately six-week intervals.

           The Pennsylvania PUC instituted an investigation into electric power competition on May 10, 1994, requesting responses from interested persons on several broad areas of inquiry, such as retail wheeling, treatment of stranded investments, consumer protection and utility financial health. Comments were filed on November 10, 1994 and reply comments were filed on January 10, 1995. The Pennsylvania PUC has set a deadline of May 10, 1995 to conclude the investigation.

           In August 1994, the Pennsylvania PUC instituted a proposed rulemaking relating to Pennsylvania PUC review of siting and construction of electric transmission lines. In an order in connection with the proposed rulemaking, the Pennsylvania PUC propounded a list of questions, including questions regarding electric and magnetic fields. In December 1994, West Penn filed responses to the questions. West Penn cannot predict the outcome of this proposed rulemaking.

           In October 1990, the Pennsylvania PUC ordered Pennsylvania's major electric utilities, including West Penn, to file programs for demand-side management designed to reduce customer demand for electricity and to reduce the need for additional generating capacity. The Pennsylvania PUC also instituted a proceeding to formalize incentive ratemaking treatment for successful demand-side management activities. On December 13, 1993 the Pennsylvania PUC entered an order allowing Pennsylvania utilities to recover the costs of demand-side management activities, to recover revenues lost as a result of the activities, and to recover a performance incentive for successful activities. A group of industrial customers appealed the order of the Pennsylvania PUC to the Pennsylvania Commonwealth Court. On January 9, 1995, the Court held that utilities could recover demand-side management expenditures, but held that the Pennsylvania PUC had incorrectly allowed recovery of lost revenues and performance incentives. On January 23, 1995, the Pennsylvania PUC requested reargument of the case before the Commonwealth Court, and that request is pending.

           During 1994, Potomac Edison continued its participation in the Collaborative Process for demand-side management in Maryland with the Maryland PSC Staff, Office of People's Counsel, the Department of
Natural Resources, Maryland Energy Administration, and Potomac Edison's largest industrial customer. Potomac Edison had received the Maryland PSC's approval to implement the Commercial and Industrial Lighting
Rebate Program and the Power Saver/Comfort Home Program for new residential construction as of July 1, 1993. Through December 31, 1994 Potomac Edison had approved applications for $16.1 million in rebates related to the commercial lighting program and $1.2 million in rebates related to the residential new construction program. The peak demand reductions from these two programs through the end of 1994 should reduce future generation requirements by about 26.0 and 1.9 MW, respectively. Program costs (including rebates) which are being amortized over a seven-year period, lost revenues, and a performance-based shared savings incentive (shareholder bonus) are being recovered through an Energy Conservation Surcharge.

           West Penn implemented a Low Income Payment and Usage Reduction Program in 1994. This pilot program will run for two years and will assist up to 2,000 low income customers. The program allows a customer to enter into a payment agreement with West Penn which results in a reduced monthly payment based on income. The difference between the amount of the actual bill and the customer's payment is paid by Federal Assistance Grants and West Penn. The program is administered by the Dollar Energy Fund, a non-profit, charitable organization.

           West Penn also implemented a Customer Assistance and Referral Evaluation Service Program in 1994 for customers with special needs. West Penn representatives work with customers who are experiencing temporary hardship in an attempt to solve their problems and maximize their ability to pay their bills. West Penn representatives utilize a variety of internal and external resources to address the needs of such customers.

ITEM 2.    PROPERTIES

           Substantially all of the properties of the Operating Subsidiaries are held subject to the lien securing each Operating Subsidiary's first mortgage bonds and, in many cases, subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued, prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien. Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Operating Subsidiaries possesses the power of eminent domain with respect to its public utility operations. (See also ITEM 1.
BUSINESS and SYSTEM MAP.)


ITEM 3.    LEGAL PROCEEDINGS

           On September 16, 1994, Duquesne initiated a proceeding before the FERC by filing a request for an order requiring the System to provide
300 MW of transmission service at parity with native load customers from interconnection points within the System to the System's points of interconnection with the Pennsylvania-New Jersey-Maryland
Interconnection (PJM). Duquesne is seeking to transmit primarily its own baseload generation for sales within and beyond the PJM system.
The Operating Subsidiaries responded on October 24, 1994 requesting that the FERC order the parties back to negotiations to resolve, through a bilateral contract, outstanding issues concerning the transmission services. The FERC has yet to issue an order in this proceeding.

           In 1979, National Steel Corporation (National Steel) filed suit against certain Subsidiaries in the Circuit Court of Hancock County, West Virginia, alleging damages of approximately $7.9 million as a result of an order issued by the West Virginia PSC requiring curtailment of National Steel's use of electric power during the United Mine Workers' strike of 1977-8. A jury verdict in favor of the Subsidiaries was rendered in June 1991. National Steel has filed a motion for a new trial, which is still pending before the Circuit Court of Hancock County. The Subsidiaries believe the motion is without merit; however, they cannot predict the outcome of this case.

           In 1987, West Penn entered into separate agreements with developers of three PURPA projects: Milesburg (43 MW), Burgettstown (80 MW), and Shannopin (80 MW). The agreements provided for the purchase of each project's power over 30 years or more at rates generally approximating West Penn's avoided cost at the time the agreements were negotiated. Each agreement was subject to prior Pennsylvania PUC approval. In 1987 and 1988, West Penn filed a separate petition with the Pennsylvania PUC for approval of each agreement. Since that time, all three agreements have been, in varying degrees, the subject of complex and continuing regulatory and judicial proceedings. On various dates in 1994, West Penn and its two largest industrial customers, ARMCO and Allegheny Ludlum, filed joint petitions with the U.S. Supreme Court for writs of certiorari (Cert) in the Milesburg, Burgettstown, and Shannopin cases. On October 11, 1994, the U.S. Supreme Court denied these requests for appeal.

           After denial of Cert, the Pennsylvania PUC acted upon a pending petition of Shannopin and on December 1, 1994 refused to answer termination issues regarding Shannopin and ordered that the project be paid capacity costs. West Penn and its two largest industrial customers have appealed this order to the Pennsylvania Commonwealth Court. West Penn cannot predict the outcome of this proceeding.

           There has been no further action on the Milesburg case since the denial of Cert. West Penn cannot predict the outcome of this matter.

           As a result of the denial of Cert by the U.S. Supreme Court, the Pennsylvania PUC orders that recalculated rates and adjusted milestone dates for Burgettstown became final and non-appealable as of November
8, 1994.

           In November 1994, West Penn filed a complaint with the Pennsylvania PUC regarding Burgettstown, Shannopin, and Milesburg, requesting the Pennsylvania PUC to cancel its orders regarding these projects because they are no longer in the public interest. On December 16, 1994, the Pennsylvania PUC dismissed the complaint. West Penn has appealed the order to the Pennsylvania Commonwealth Court. West Penn cannot predict the outcome of this proceeding.

           In November 1994, Burgettstown filed a complaint against West Penn in the Court of Common Pleas of Washington County, Pennsylvania. The complaint requests equitable relief in the form of specific performance, declaratory and injunctive relief, and also seeks monetary damages for breach of contract and for tortious interference with Burgettstown's contractual relations with others. The Court has set April 3, 1995 as the trial date for the specific performance remedy only. West Penn cannot predict the outcome of this proceeding.

           On March 19, 1995, West Penn filed a petition for issuance of a declaratory order with FERC (Petition). This Petition seeks a declaration that the orders of the Pennsylvania PUC requiring West Penn to purchase capacity from Burgettstown violate PURPA and FERC's PURPA regulations and thus West Penn has no obligation to purchase capacity from Burgettstown. West Penn cannot predict the outcome of this proceeding.

           In October 1993, South River Power Partners, L.P. (South River) filed a complaint against West Penn with the Pennsylvania PUC. The complaint seeks to require West Penn to purchase 240 MW from a proposed coal-fired PURPA project to be built in Fayette County, Pennsylvania.
West Penn is opposing this complaint as the power is not needed and the price proposed by South River is in excess of avoided cost. The Pennsylvania Consumer Advocate, the Small Business Advocate, the Pennsylvania PUC Trial Staff and various industrial customers intervened in opposition to the complaint. In August 1994, the Pennsylvania PUC granted West Penn's request to stay proceedings pending resolution of issues in a related matter concerning competitive bidding currently on appeal to the Pennsylvania Commonwealth Court.
(See ITEM 1. REGULATION for a discussion of West Penn's competitive bidding petition.) West Penn cannot predict the outcome of this proceeding.

           Two previously reported complaints had been filed with the West Virginia PSC by developers of cogeneration projects pursuant to PURPA in Marshall and Barbour Counties, West Virginia, seeking to require Monongahela and Potomac Edison to purchase capacity from the projects. These two cases were consolidated. The West Virginia PSC on March 5,
1993 found that: Monongahela had no need for additional capacity;
Potomac Edison will need new combustion turbine generating capacity beginning in 1996; and Potomac Edison's avoided cost estimate, which is substantially below the costs sought by the developers of the projects, is reasonable. The developers subsequently asked the West Virginia PSC to consider issues which were not resolved in the March 5, 1993 order.
On June 25, 1993 the West Virginia PSC found that Potomac Edison had a PURPA obligation to purchase power from qualifying facilities properly interconnected to the System in Monongahela's service territory and ordered negotiations by Monongahela and Potomac Edison with the two
PURPA developers. On August 9, 1993, the West Virginia PSC deconsolidated the two cases. Following the West Virginia Supreme
Court's denial of a petition for review of the June 25, 1993 order, both developers requested the start of negotiations. In February 1994, Potomac Edison and Monongahela met with the developer of the Barbour County Project to begin negotiation of issues not resolved in the March 1993 order. There have been no further developments in the Barbour
County project since that time. In September 1994, Potomac Edison received a new proposal concerning the Marshall County site from its developer, pursuant to which the developer proposes to sell capacity to Potomac Edison. Potomac Edison replied to the proposal in October
1994. On January 10, 1995, the developer filed a motion with the West Virginia PSC to compel Potomac Edison to enter into an Electric Energy Purchase Agreement. Monongahela and Potomac Edison cannot predict the outcome of these proceedings.

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

           As of December 1994, Monongahela has been named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving one or more plaintiffs and Monongahela, Potomac Edison and West Penn have been named as defendants along with multiple other defendants in an additional 716 cases by one or more plaintiffs.
Because these cases are filed by "shot-gun" complaints naming many plaintiffs and many defendants, it is presently impossible to determine the actual number of claims against the Operating Subsidiaries.
However, based on past experience and data available to date, it is estimated that less than 500 cases actually involve claims against any or all of the Operating Subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at stations operated by the Operating Subsidiaries were employed by third-party contractors, with the exception of three known plaintiffs who claim to have been employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. Therefore, because of the multiple defendants, the Operating Subsidiaries believe their potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by Monongahela for an amount substantially less than the anticipated cost of defense. While the Operating Subsidiaries believe that all of these cases are without merit, they cannot predict the outcome of these cases or whether other cases will be filed.

           On June 10, 1994, APS and all of its subsidiaries filed a declaratory judgment action in the Superior Court of New Jersey against their historic comprehensive general liability (CGL) insurers. This suit seeks a declaration that the CGL insurers have a duty to defend and indemnify the Operating Subsidiaries in the asbestos cases, as well as in certain environmental actions. To date, one insurer has settled. All other parties have answered the complaint. On January 27, 1995, the Court granted the CGL insurers' motion which dismissed the complaint, without prejudice, on procedural grounds. On the same day, APS and all of its subsidiaries recommenced the action in the Court of Common Pleas of Westmoreland County, Pennsylvania. The outcome of this proceeding cannot be predicted.

           On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, as amended, with respect to the Jack's
Creek/Sitkin Smelting Superfund Site (Site).  There are approximately
875 other PRPs involved. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternatives it will use, nor has it issued a Proposed Plan and Record of Decision. The Operating
Subsidiaries believe they have defenses to allegations of liability and intend to vigorously defend this matter. The Operating Subsidiaries cannot predict the outcome of this proceeding.

           After protracted litigation concerning the Operating Subsidiaries' application for a license to build a 1,000-MW energy-storage facility near Davis, West Virginia, in 1988 the U.S. District Court reversed the U.S. Army Corps of Engineers' (Corps) denial of a dredge and fill permit on the grounds that, among other things, the Operating Subsidiaries were denied an opportunity to review and comment upon written materials and other communications used by the Corps in making its decision. As a result, the Court remanded the matter to the Corps for further proceedings. This decision has been appealed and negotiations are ongoing to settle this matter. The Operating Subsidiaries cannot predict the outcome of this proceeding.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           Neither APS, Monongahela, Potomac Edison, West Penn nor AGC submitted any matters to a vote of shareholders during the fourth quarter of 1994.

                                           Executive Officers of the Registrants

                       The names of the executive officers of each company, their ages, the positions they hold and their business experience during the past five years appears below:

                                           Position (a) and Period of Service

Name                    Age       APS           APSC              MP             PE              WP               AGC

Charles S. Ault         56                                                                 V.P.
                                                                                           (1990-    )
                                                                                           Previously,
                                                                                           Dir., Per.
                                                                                           (1986-90)

Thomas A. Barlow        60                                  V.P.
                                                            (1987-  )

Eileen M. Beck          53   Sec.           Sec.            Secretary      Asst. Sec.      Asst. Sec.       Sec. (1982- )
                             (1988-  )      (1988-  )       (1995-  )       (1988-  )      (1988-  )
                             Asst. Treas.   Asst. Treas.    Asst. Treas.
                             (1979-  )      (1979-  )       (1981-  )
                                                            Previously,
                                                            Asst. Sec.
                                                            (1988-94)

Klaus Bergman           63   CEO,           CEO,            Chrm., CEO     Chrm., CEO      Chrm., CEO       Dir. (1982- )
                             & Dir.         & Dir.          & Dir.         & Dir.          & Dir.           & Pres. & CEO
                             (1985-  )      (1985-  )       (1985-  )      (1985-  )       (1985-  )        (1985-   )
                             Chairman       Chairman
                             (1994-  )      (1994-  )
                             Previously,    Previously,
                             Pres.          Pres.
                             (1985-94)      (1985-94)

Charles V. Burkley      63                                                                 Comptroller
                                                                                           (1984-   )

Nancy L. Campbell       55   V.P.            V.P.           Treas.         Asst. Treas.                     Treas. &
                             (1994-  )      (1993-  )       (1995-  )      & Asst. Sec.                     Asst. Sec.
                             Treas.          Treas.                        (1988-  )                        (1988-  )
                             (1988-  )       (1988-  )

Richard J. Gagliardi    44   V.P.           V.P.            Asst. Sec.                                      Asst. Treas.
                             (1991-  )      (1990-  )       (1990-  )                                       (1982-   )
                                            Previously,
                                            Asst. V.P. &
                                            Dir. Taxes
                                            (1988-90)

Stanley I. Garnett,II   51   Senior         Senior          Dir.           Dir.            Dir.             Dir. & V.P.
                             V.P. - Fin.    V.P. - Fin.     (1990-  )      (1990-  )       (1990-  )        (1990-  )
                             (9/94-   )     (9/94-   )                                     V.P.
                             & Asst. Sec.   & Asst. Sec.                                   (1985-  )
                             (1982-  )      (1982-  )                                      Previously,
                             Previously,    Previously,                                    Asst. Treas.
                             V.P. - Fin.    V.P. - Fin.                                    Asst. Sec.
                             (1990-9/94)    (1990-9/94)                                    (1981-90)
                                            Previously,
                                            V.P. - Legal
                                            & Regulatory

(a)  All officers and directors are elected annually.

                                           Position (a) and Period of Service

Name                    Age       APS           APSC              MP             PE              WP              AGC

Nancy H. Gormley        62   V.P.           V.P. - Legal    V.P.                           Asst. Sec.
                             (1991-  )      & Regulatory    (1992-  )                      & Asst. Treas.
                                            (1990-   )                                     (1990-  )
                                            Previously,
                                            Asst. V.P.
                                            (1/90-9/90);
                                            Previously,
                                            Gen. Solicitor

Benjamin H. Hayes(b)    60                                  Pres.
                                                            (1987-94) &
                                                            Dir.
                                                            (1992-94)

Thomas K. Henderson     54                                  V.P.           V.P.            V.P.
                                                            (1995-  )      (1995-  )       (1985-  )


Kenneth M. Jones        57   V.P. &         V.P. &                                                          Dir. & V.P.
                             Comptroller    Comptroller                                                     (1991-  )
                             (1991-  )      (1991-  )
                                            Previously,
                                            Comptroller
                                            (1976-  )

Thomas J. Kloc          42                                                 Comptroller                      Comptroller
                                                                           (1988-  )                        (1988-   )


James D. Latimer        56                                                 Executive V.P.
                                                                           (6/94-  )
                                                                           Previously,
                                                                           V.P.
                                                                           (1988-6/94)




(a)  All officers and directors are elected annually.
(b)  Retired effective January 1, 1995.

                                           Position (a) and Period of Service

Name                 Age          APS           APSC              MP             PE              WP               AGC

Kenneth D. Mowl       55                                                                   Sec. & Treas.
                                                                                           (1986-  )

Charles S. Mullett(b) 63                                    Sec. & Treas.
                                                            (1983-94)

Robert B. Murdock(b)  62                                                   V.P.
                                                                           (1972-94)

Richard E. Myers      58                                    Comptroller
                                                            (1980-  )

Alan J. Noia          47     Pres., COO     Pres., COO      Dir.           Pres.           Dir.             Dir. & V.P.
                             & Dir.         & Dir.          (9/94-  )      (1990-94)       (9/94-  )        (9/94-  )
                             (9/94-  )      (9/94-  )       Previously,    & Dir.          Previously,      Previously,
                             Previously,    Previously,     Dir.           (1990-  )       Dir.             Dir. (1984-90) &
                             V.P.-Fin.      V.P.-Fin.       (1987-90)      Previously,     (1987-90)        V.P. (1982-90)
                             (1987-90)      (1987-90)                      Dir. & Exec. V.P.
                                                                           (3/90 - 5/90);
                                                                           Dir. & V.P.
                                                                           (1987-1990)

Jay S. Pifer        57                      Senior V.P.     Pres. & Dir.   Pres. & Dir.    Pres.
                                            (1995-  )       (1995-  )      (1995-  )       (1990-  )
                                                                                           & Dir.
                                                                                           (1992-  )
                                                                                           Previously,
                                                                                           V.P.
                                                                                           (1985-90)

Richard A. Roschli  60                                                     V.P.
                                                                           (6/94-  )
                                                                           Previously,
                                                                           Asst. V.P.
                                                                           (5/94-6/94);
                                                                           Div. Mgr.
                                                                           (1988-5/94)

Peter J. Skrgic     53  Senior V.P.         Senior V.P.     Dir.           Dir. & V.P.     Dir.             Dir. & V.P.
                        (9/94-  )           (9/94-  )       (1990-   )     (1990-   )      (1990-   )       (1989-  )
                        Previously,         Previously,
                        V.P.                V.P.
                        (1989-94)           (1989-94)

Robert R. Winter    51                                      V.P.           V.P.
                                                            (1987-   )     (1995-  )

Dale F. Zimmerman   61                                      Asst. Sec. &   Sec. & Treas.
                                                            Asst. Treas.   (1990 -      )
                                                            (1995-  )      Previously,
                                                                           Asst. Sec.
                                                                           (1964-89);
                                                                           Asst. Treas.
                                                                           (1967-89)


(a)  All officers and directors are elected annually.
(b)  Retired effective January 1, 1995.

                                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS


           APS.

           AYP is the trading symbol of the common stock of APS on the New York, Chicago, and Pacific Stock Exchanges. The stock is also traded on the Amsterdam (Netherlands) and other stock exchanges.
As of December 31, 1994, there were 66,818 holders of record of APS' common stock.

           The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:

                                  1994                                               1993(a)
               Dividend          High              Low             Dividend         High            Low
1st Quarter    41 cents          $26-1/2           $22-3/8         40-1/2 cents     $25-15/16       $23-7/16
2nd Quarter    41 cents          $24               $20-1/8         40-1/2 cents     $26-3/4         $25
3rd Quarter    41 cents          $22-3/4           $19-3/4         41 cents         $28-7/16        $26-5/8
4th Quarter    41 cents          $22               $19-3/4         41 cents         $28             $25-1/2

(a) Stock prices and dividends were adjusted to reflect a two-for-one stock split effective November 4, 1993.

           The high and low prices through February 2, 1995 were 24 and 21-1/2. The last reported sale on that date was at 23-5/8.

           Monongahela, Potomac Edison, and West Penn. The information required by this Item is not applicable as all the common stock of the Operating Subsidiaries is held by APS.


           AGC. The information required by this Item is not applicable as all the common stock of AGC is held by Monongahela, Potomac
Edison, and West Penn.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                   Page No.

           APS                                                       D-1
           Monongahela                                               D-3
           Potomac Edison                                            D-5
           West Penn                                                 D-7
           AGC                                                       D-9

                                                        D-1
APS
CONSOLIDATED STATISTICS
Year ended December 31
                                  1994       1993        1992        1991        1990       1989        1984
Summary of Operations (in millions)
Operating revenues              $2 451.7   $2 331.5    $2 306.7    $2 282.2    $2 301.9   $2 260.7    $1 725.6
Operation expense                1 284.9    1 208.4     1 252.0     1 252.2     1 338.6    1 337.1       948.4
Maintenance                        241.9      231.2       210.9       204.2       182.0      185.5       131.3
Depreciation                       223.9      210.4       197.8       189.7       180.9      172.3       118.8
Taxes other than income            183.1      178.8       174.6       167.5       152.5      139.5       105.3
Taxes on income                    129.7      128.1       115.4       119.1       106.4       89.0       134.4
Allowance for funds used during
  construction                     (19.6)     (21.5)      (17.5)       (7.9)        (7.2)     (7.7)      (34.9)
Interest charges and preferred
  dividends                        184.2      180.3       171.3        165.0        161.1    156.0        152.1
Other income and deductions (a)      3.8                   (1.3)        (1.6)        (3.8)    (5.9)       (6.1)
Consolidated income before
  cumulative effect of accounting
  change (a)                       219.8      215.8       203.5        194.0        191.4    194.9        176.3
Cumulative effect of accounting
  change, net (b)                   43.4
Consolidated net income         $  263.2    $ 215.8    $  203.5     $  194.0     $  191.4 $  194.9     $  176.3
Common Stock Data (c)
Shares outstanding at Dec. 31
  (in thousands)                 119 293    117 664     113 899      108 451      106 984  105 579       98 757
Average shares outstanding
  (in thousands)                 118 272    114 937     111 226      107 548      106 102  104 787       97 627
Earnings per average share:
  Consolidated income before
    cumulative effect of accounting
    change (a)                     $1.86      $1.88       $1.83        $1.80        $1.80    $1.86        $1.81
  Cumulative effect of accounting
    change (b)                       .37
  Consolidated net income          $2.23      $1.88       $1.83        $1.80        $1.80    $1.86        $1.81
Dividends paid per share           $1.64      $1.63    $1.60 1/2   $1.58 1/2        $1.58    $1.55    $1.31 1/4
Dividend pay-out ratio (d)         86.2%      86.9%       88.3%        87.8%        87.6%    83.3%        72.7%
Stockholders at Dec. 31           66 818     63 396      63 918       62 095       63 201   68 156       85 080
Market price range per share:
  High                            26 1/2    28 7/16      24 3/8       23 1/4      21 1/16   21 1/4           15
  Low                             19 3/4    23 7/16      20 3/4      17 7/16      17        17 13/16      12 5/16
Book value per share at Dec. 31  $17.26    $16.62       $16.05      $15.54       $15.26     $14.99       $12.37
Return on average common equity (d)11.22%   11.40%       11.45%      11.59%      11.78%      12.41%       14.69%
Capitalization Data at Dec. 31
Capitalization (in millions):
  Common stock                  $2 059.3   $1 955.8    $1 827.8     $1 685.6    $1 632.3  $1 582.4     $1 221.5
  Preferred stock:
    Not subject to mandatory
      redemption                   300.1      250.1       250.1        235.1       235.1     235.1        240.1
    Subject to mandatory redemption 25.2       26.4        28.0         29.3        30.6      30.6         81.0
  Long-term debt                 2 178.5    2 008.1     1 951.6      1 747.6     1 642.2   1 578.4      1 464.9
Total capitalization            $4 563.1   $4 240.4    $4 057.5     $3 697.6    $3 540.2  $3 426.5     $3 007.5
Capitalization ratios:
  Common stock                      45.1%      46.1%       45.0%        45.6%       46.1%     46.2%      40.6%
  Preferred stock:
    Not subject to mandatory
      redemption                     6.6        5.9         6.2          6.3         6.6       6.8          8.0
    Subject to mandatory redemption   .6         .6          .7           .8          .9        .9          2.7
  Long-term debt                    47.7       47.4        48.1         47.3        46.4      46.1         48.7
Total Assets at Dec. 31
  (in millions)                 $6 362.2   $5 949.2    $5 039.3      $4 855.0   $4 561.3  $4 433.3     $3 736.8
Property Data at Dec. 31 (in millions)
Gross property                  $7 586.8   $7 176.9    $6 679.9      $6 255.7    $5 986.2 $5 721.5     $4 424.3
Accumulated depreciation        (2 529.4)  (2 388.8)   (2 240.0)     (2 093.7)   (1 946.1)(1 807.1)   (1 176.0)
Net property                    $5 057.4   $4 788.1    $4 439.9      $4 162.0    $4 040.1 $3 914.4     $3 248.3
Gross additions during year     $  508.3   $  574.0    $  487.6      $  337.7    $  321.8 $  302.5     $  297.9
Ratio of provisions for depreciation
  to depreciable property           3.32%      3.37%      3.31%         3.28%       3.27%    3.26%        3.15%

                                                        D-2

CONSOLIDATED STATISTICS (continued)
                                1994       1993        1992         1991         1990      1989        1984
Revenues (in millions)
Residential                     $  863.7   $  818.4    $  734.9     $  708.3     $  649.5  $  626.2    $  514.1
Commercial                         459.3      430.2       391.9        375.4        343.0     327.5       260.1
Industrial                         728.0      673.4       637.7        600.2        571.5     553.5       515.5
Nonaffiliated utilities            331.6      346.7       465.5        525.0        679.9     698.5       389.5
Other                               69.1       62.8        76.7         73.3         58.0      55.0        46.4
    Total revenues              $2 451.7   $2 331.5    $2 306.7     $2 282.2     $2 301.9  $2 260.7    $1 725.6
Sales--kWh (in millions)
Residential                       12 630     12 514      11 746       11 755       11 264    11 042       9 411
Commercial                         7 607      7 440       7 071        7 003        6 670     6 479       5 274
Industrial                        17 708     16 967      16 910       16 430       16 511    16 239      15 431
Nonaffiliated utilities            9 915     12 388      17 753       18 211       21 796    24 383      12 413
Other                              1 275      1 240       1 186        1 146        1 101     1 110         950
    Total sales                   49 135     50 549      54 666       54 545       57 342    59 253      43 479
Output--kWh (in millions)
Steam generation                  38 959     38 247      40 373       42 307       41 933    43 497      39 298
Hydro and pumped-storage
  generation                       1 390      1 233       1 204        1 654        1 426     1 774         205
Pumped-storage input              (1 564)    (1 385)     (1 340)      (1 907)      (1 568)   (1 973)
Purchased power and exchanges, net 12 965    15 245      17 279       15 321       17 924    19 169       6 383
Losses and system uses            (2 615)    (2 791)     (2 850)      (2 830)      (2 373)   (3 214)    (2 407)
    Total sales as above          49 135     50 549      54 666       54 545       57 342    59 253      43 479
Energy Supply
Generating capability--MW at Dec. 31
  System-owned                     8 070      7 991       7 991        7 992        7 991     7 906       7 109
  Nonutility contracts (e)           299        292         212          162          160       160
Maximum hour peak--MW              7 153      6 678       6 530        6 238        6 070     6 489       5 508
Load factor                         66.8%      70.0%       69.3%        71.7%        71.3%     67.0%      69.3%
Heat rate--Btu's per kWh           9 927     10 020       9 910        9 956        9 944     9 967      10 136
Fuel costs--cents per million Btu's  141.50  142.12      141.93       143.19       140.97    136.70      154.38
Customers at Dec. 31 (in thousands)
Residential                      1 189.7    1 176.6     1 161.5      1 146.6      1 133.4   1 118.1     1 045.4
Commercial                         143.0      140.1       137.4        134.7        132.2     128.9       113.6
Industrial                          24.2       23.8        23.6         23.1         22.8       2.4        20.4
Other                                1.3        1.2         1.2          1.3          1.3       1.2         1.1
    Total customers              1 358.2    1 341.7     1 323.7      1 305.7      1 289.7   1 270.6     1 180.5
Average Annual Use--kWh per customer
Residential--APS                  10 682     10 715      10 181       10 316       10 011     9 950       9 061
Residential--National              9 445 (f)  9 380 (f)   8 949 (f)    9 280 (c)    9 056     9 063       8 500
All retail service--APS           28 205     27 800      27 259       27 205       26 996    26 866      25 776
Average Rate--cents per kWh
Residential--APS                    6.84       6.54        6.26         6.03         5.77      5.67        5.46
Residential--National               8.78 (f)   8.73 (f)    8.63 (f)     8.46         8.17      7.95        7.53
All retail service--APS             5.43       5.23        4.96         4.80         4.56      4.48        4.30
(a) Includes asset write-off of $5.3 million ($.05 per share), net of income taxes in 1994.
(b) To record unbilled revenues, net of income taxes.
(c) Reflects a two-for-one common stock split effective November 4, 1993.
(d) Excludes the cumulative effect of the accounting change and asset write-off in 1994.
(e) Capability available through contractual arrangements with nonutility generators.
(f) Preliminary.

                                                        D-3
Monongahela

SUMMARY OF OPERATIONS
(Thousands of Dollars)
                          1994       1993       1992       1991       1990       1989
Electric operating revenues:
  Residential             $190 861   $185 141   $169 589   $163 757   $151 658   $146 429
  Commercial               116 201    110 762    102 709     97 849     90 095     86 527
  Industrial               202 181    187 669    186 442    177 688    169 654    165 940
  Nonaffiliated utilities   79 701     86 032    119 628    140 029    177 573    185 122
  Other,
    including affiliates    91 186     72 240     53 595     45 803     41 348     44 881
    Total                  680 130    641 844    631 963    625 126    630 328    628 899
  Operation expense        394 438    364 027    372 002    364 968    379 663    395 614
  Maintenance               69 389     67 770     62 909     64 035     57 768     58 690
  Depreciation              57 952     56 056     53 865     51 903     50 433     48 381
  Taxes other
   than income              40 404     34 076     33 207     35 378     34 310     32 552
  Taxes on income           30 712     33 612     27 919     31 173     31 005     19 293
  Allowance for funds used
   during construction      (2 946)    (5 780)    (3 908)    (1 341)    (1 559)    (2 295)
  Interest charges          38 156     37 588     36 013     33 494     33 264     32 544
  Other income, net         (7 911)    (7 203)    (8 388)    (8 573)    (9 505)   (11 325)
  Income before
    cumulative effect of
    accounting change       59 936     61 698     58 344     54 089     54 949     55 445
  Cumulative effect of
   accounting change,
   net (a)                   7 945
  Net income               $67 881    $61 698    $58 344    $54 089    $54 949    $55 445
  Return on average
   common equity (b)         10.66%     11.83%     11.96%     11.43%     11.84%     12.23%
(a) To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994.

                                                        D-4
Monongahela
FINANCIAL AND OPERATING STATISTICS
                         1994        1993       1992        1991          1990        1989
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (in thousands):
    Gross            $1 763 533  $1 684 322  $1 567 252  $1 458 643   $1 389 906   $1 334 814
    Accumulated
     depreciation      (701 271)   (664 947)   (628 595)   (590 311)    (550 104)    (512 439)
    Net              $1 062 262  $1 019 375  $  938 657  $  868 332   $  839 802   $  822 375

GROSS ADDITIONS TO PROPERTY
  (in thousands)     $  103 975  $  140 748   $  126 422 $   84 515   $   74 575   $   84 972

TOTAL ASSETS at Dec. 31
  (in thousands)     $1 476 483  $1 407 453   $1 166 410 $1 091 287   $1 054 497   $1 024 709

CAPITALIZATION at Dec. 31:
  Amount (in thousands):
    Common stock     $  495 693  $  483 030   $  475 628 $  428 855   $  425 016   $  410 409
    Preferred stock
     (not subject to mandatory
     redemption)        114 000      64 000       64 000     69 000       69 000       69 000
    Long-term debt      470 131     460 129      444 506    372 618      367 871      367 826
                     $1 079 824  $1 007 159   $  984 134 $  870 473   $  861 887   $  847 235
  Ratios:
    Common stock          45.9%       48.0%         48.3%       49.3%       49.3%       48.4%
    Preferred stock
     (not subject to mandatory
     redemption)          10.6         6.3           6.5         7.9         8.0         8.2
    Long-term debt        43.5         45.7         45.2        42.8        42.7        43.4
                         100.0%       100.0%       100.0%      100.0%     100.0%       100.0%

GENERATING CAPABILITY-
  kW at Dec. 31:
    Company-owned    2 326 300   2 325 300    2 325 300    2 325 300   2 325 300   2 301 925
    Nonutility
     contracts*        161 000     159 000       79 000       29 000      27 000      27 000

KILOWATTHOURS IN THOUSANDS:
  Sales:
    Residential       2 674 664   2 689 830    2 527 247    2 581 628   2 430 539   2 401 287
    Commercial        1 846 791   1 825 127    1 742 469    1 744 881   1 656 961   1 606 830
    Industrial        4 942 388   4 656 921    4 872 126    4 905 715   4 868 551   4 828 376
    Nonaffiliated
     utilities        2 383 531   3 082 715    4 578 187    4 877 930   5 634 908   6 490 586
    Other,including
     affiliates       1 925 450   1 565 561      824 393      584 677     590 920     942 404
    Total sales      13 772 824  13 820 154   14 544 422   14 694 831  15 181 879  16 269 483
  Output:
    Steam generation 10 743 934  10 194 794   10 593 059   11 512 714  11 247 964  12 328 241
    Pumped-storage
     generation         290 586     263 329      260 155      375 500     306 470     390 151
    Pumped-storage
     input             (373 116)   (337 737)    (332 989)    (475 898)   (389 467)   (530 642)
    Purchased power and
     exchanges, net   3 784 421   4 381 916    4 705 418    3 969 954   4 618 564   4 815 449
    Losses and
     system uses       (673 001)   (682 148)    (681 221)    (687 439)   (601 652)   (733 716)
      Total sales
       as above      13 772 824  13 820 154   14 544 422   14 694 831  15 181 879  16 269 483

CUSTOMERS at Dec. 31:
  Residential           300 465     297 865      294 595      291 578     288 990     286 823
  Commercial             35 268      34 626       34 005       33 484      33 107      32 614
  Industrial              8 029       8 014        8 005        7 994       7 946       7 870
  Other                     171         170          172          172         170         166
    Total
     customers          343 933     340 675      336 777      333 228     330 213     327 473

RESIDENTIAL SERVICE:
  Average use-kWh
    per customer          8 957       9 093        8 636        8 905       8 457       8 406
  Average revenue-dollars
    per customer         639.16      625.87       579.51       564.87      527.70      512.62
  Average rate-cents
    per kWh                7.14        6.88         6.71         6.34        6.24        6.10

* Capability available through contractual arrangements with nonutility generators.

                                                        D-5
Potomac Edison
SUMMARY OF OPERATIONS
(Thousands of Dollars)
                          1994      1993           1992            1991             1990            1989

Electric operating revenues:
  Residential             $296 090  $274 358       $243 413        $227 851         $213 165        $208 663
  Commercial               135 937   124 667        111 506         104 642           97 902          94 648
  Industrial               195 089   175 902        157 304         147 654          148 632         152 296
  Nonaffiliated
   utilities               107 027   108 132        141 120         161 720          210 710         208 524
  Other,
   including affiliates     25 222    29 526         34 544          32 210           27 135          26 287
  Total                    759 365   712 585        687 887         674 077          697 544         690 418
  Operation expense        448 527   413 145        414 939         423 489          460 546         449 480
  Maintenance               58 624    64 376         53 141          49 766           45 035          46 837
  Depreciation              59 989    56 449         53 446          50 578           47 547          44 638
  Taxes other than
   income                   46 740    46 813         45 791          43 937           38 527          36 483
  Taxes on income           33 163    30 086         28 422          24 194           25 132          27 680
  Allowance for funds used
   during construction     (5 874)   (7 134)        (5 368)         (3 366)          (2 908)         (2 381)
  Interest charges          46 456    43 802         39 392          36 831           33 049          28 805
  Other income, net       (10 243)   (8 419)        (9 352)         (9 593)         (10 964)        (10 802)
  Income before cumulative effect
    of accounting change    81 983    73 467         67 476          58 241           61 580          69 678
  Cumulative effect of accounting
   change, net (a)          16 471
  Net income               $98 454   $73 467        $67 476         $58 241          $61 580         $69 678
  Return on average
   common equity (b)        11.86%    11.63%         11.85%          11.04%           12.31%          15.07%
(a) To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994.

                                                        D-6

FINANCIAL AND OPERATING STATISTICS
                          1994          1993          1992          1991          1990          1989
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (in thousands):
    Gross                 $1 978 396    $1 857 961    $1 698 711    $1 557 695    $1 454 250    $1 352 491
    Accumulated
     depreciation           (673 853)     (632 269)     (591 378)     (546 867)     (504 168)     (466 428)
    Net                   $1 304 543    $1 225 692    $1 107 333    $1 010 828    $  950 082    $  886 063

GROSS ADDITIONS TO PROPERTY
  (in thousands)          $  142 826    $  179 433    $  153 485    $  116 589    $  116 627    $  104 009

TOTAL ASSETS at Dec. 31
  (in thousands)          $1 629 535    $1 519 763    $1 355 385    $1 256 712    $1 140 623    $1 074 464

CAPITALIZATION at Dec. 31:
  Amount (in thousands):
    Common stock          $   658 146   $  626 467    $  567 826    $  480 931    $  453 761    $  421 583
    Preferred stock:
      Not subject to mandatory
        redemption             36 378       36 378        36 378        56 378        56 378        56 378
      Subject to mandatory
        redemption             25 200       26 400        28 005        29 280        30 555        30 630
      Long-term debt          604 749      517 910       511 801       453 584       399 518       320 533
                           $1 324 473   $1 207 155    $1 144 010    $1 020 173     $ 940 212     $ 829 124
    Ratios:
      Common stock                49.7%        51.9%         49.6%         47.1%         48.3%         50.8%
    Preferred stock:
      Not subject to
       mandatory redemption        2.7          3.0           3.2           5.5           6.0           6.8
      Subject to mandatory
       redemption                  1.9          2.2           2.5           2.9           3.2           3.7
    Long-term debt                45.7         42.9          44.7          44.5          42.5          38.7
                                 100.0%       100.0%        100.0%        100.0%        100.0%        100.0%

GENERATING CAPABILITY:
  kW at Dec. 31              2 072 292    2 076 592     2 076 592     2 077 192     2 076 292     2 059 292

KILOWATTHOURS IN THOUSANDS:
  Sales:
    Residential              4 214 997    4 144 958     3 822 387     3 753 884     3 561 824     3 466 647
    Commercial               2 136 081    2 091 930     1 954 025     1 912 848     1 818 789     1 744 825
    Industrial               5 339 737    5 194 909     4 979 219     4 881 835     4 928 433     4 896 273
  Nonaffiliated
    utilities                3 194 580    3 860 791     5 394 006     5 649 050     6 818 528     7 311 705
  Other,
    including affiliates       653 614      649 636       616 711       615 604       593 548       599 099
  Total sales               15 539 009   15 942 224    16 766 348    16 813 221    17 721 122    18 018 549
  Output:
    Steam generation        10 464 607   10 103 411    10 713 987    11 192 300    11 094 016    11 538 206
    Hydro and pumped-storage
      generation               426 550      368 834       351 035       502 302       430 500       522 300
    Pumped-storage input      (506 213)    (433 885)     (407 393)     (593 879)     (489 243)     (550 944)
    Purchased power and
      exchanges, net         5 896 492    6 691 792     6 937 037     6 517 575     7 387 314     7 526 595
    Losses and system uses    (742 427)    (787 928)     (828 318)     (805 077)     (701 465)   (1 017 608)
    Total sales as above    15 539 009   15 942 224    16 766 348     16 813 221   17 721 122    18 018 549

CUSTOMERS at Dec. 31:
  Residential                  315 309      309 096       302 559        295 564      289 695       281 469
  Commercial                    40 927       40 173        39 236         38 522       37 708        36 237
  Industrial                     4 595        4 509         4 435          4 283        4 132         3 957
  Other                            524          510           510            501          471           442
  Total customers              361 355      354 288       346 740        338 870      332 006       322 105

RESIDENTIAL SERVICE:
  Average use-kWh per
   customer                     13 506       13 562         12 766        12 822       12 463        12 511
  Average revenue-dollars
   per customer                 948.76       897.70         812.96        778.25       745.90        753.04
  Average rate-cents per kWh      7.02         6.62           6.37          6.07         5.98          6.02

                                                        D-7

West Penn

SUMMARY OF OPERATIONS

(Thousands of Dollars)
                     1994        1993              1992            1991             1990            1989
Electric operating revenues:
  Residential        $  376 776  $  358 900        $  321 871      $  316 685       $  284 691      $  271 067
  Commercial            207 165     194 773           177 697         172 924          154 999         146 364
  Industrial            330 739     309 847           293 910         274 896          253 184         235 286
Nonaffiliated
  utilities             144 829     152 541           204 743         223 225          291 636         304 822
  Other, including
   affiliates            68 733      68 916            78 620          83 073           74 342          58 108
Total                 1 128 242   1 084 977         1 076 841       1 070 803         1 058 852      1 015 647
  Operation expense     647 963     625 269           647 989         649 422           684 508        673 158
Maintenance             111 841      96 706            93 067          87 717            77 516         78 167
  Depreciation           88 935      80 872            73 469          70 334            66 122         62 428
  Taxes other
    than income          87 224      89 249            87 300          80 630            72 114         62 846
Taxes on income          50 385      51 529            44 078          47 846            33 867         24 988
  Allowance for funds
  used during
  construction          (10 777)     (8 566)           (8 276)         (3 224)           (2 729)       (2 991)
  Interest charges       60 274      60 585            55 592          51 977            49 268        45 953
  Asset write-off, net    5 179
  Other income, net     (13 797)    (12 728)          (14 534)        (15 077)          (15 067)      (17 153)
  Consolidated income before
  cumulative effect of
  accounting change     101 015     102 061            98 156         101 178            93 253        88 251
  Cumulative effect of accounting
   change, net (a)       19 031
  Consolidated
   net income          $120 046    $102 061           $98 156        $101 178           $93 253       $88 251
  Return on average common
   equity (b)            10.49%      11.49%            11.53%          12.66%            12.07%        11.62%

(a) To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change and asset write-off in 1994.

                                                        D-8

West Penn Power Company and Subsidiaries

FINANCIAL AND OPERATING STATISTICS

                     1994        1993              1992            1991             1990            1989
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (in thousands):
    Gross            $3 013 777  $2 803 811        $2 581 641      $2 409 005       $2 312 425      $2 209 054
 Accumulated
  depreciation       (1 009 565)    (962 623)        (904 906)       (857 999)        (809 674)       (762 700)
    Net              $2 004 212  $1 841 188        $1 676 735      $1 551 006       $1 502 751      $1 446 354

GROSS ADDITIONS TO PROPERTY
  (in thousands)     $  260 366  $  251 017        $  204 409      $  134 443       $  128 762      $  112 801

TOTAL ASSETS at Dec. 31
  (in thousands)     $2 731 858  $2 544 763        $2 083 127      $2 006 309       $1 842 766      $1 784 493

CAPITALIZATION at Dec. 31:
  Amount (in thousands):
    Common stock     $  955 482  $  893 969        $  782 341      $  774 707       $  723 567      $  694 107
    Preferred stock (not
     subject to mandatory
     redemption)        149 708     149 708           149 708         109 708          109 708         109 708
    Long-term debt      836 426     782 369           759 005         621 906          563 378         563 410
                     $1 941 616  $1 826 046        $1 691 054      $1 506 321       $1 396 653      $1 367 225

  Ratios:
    Common stock          49.2%       49.0%             46.3%           51.4%            51.8%           50.8%
    Preferred stock (not
     subject to mandatory
     redemption)           7.7         8.2               8.8             7.3              7.9             8.0
    Long-term debt        43.1        42.8              44.9            41.3             40.3            41.2
                         100.0%      100.0%            100.0%          100.0%           100.0%          100.0%

GENERATING CAPABILITY-kW at Dec. 31:
    Company-owned    3 671 408   3 589 408         3 589 408       3 589 408        3 589 408       3 544 783
    Nonutility
     contracts (a)     138 000     133 000           133 000         133 000          133 000         133 000

KILOWATTHOURS IN THOUSANDS:
  Sales:
    Residential       5 740 028      5 679 746      5 396 533       5 419 150        5 271 390       5 173 781
    Commercial        3 624 117      3 522 566      3 374 355       3 345 255        3 194 141       3 127 641
    Industrial        7 426 267      7 114 765      7 058 895       6 643 238        6 713 824       6 514 384
    Nonaffiliated
     utilities        4 337 106      5 444 798      7 780 654       7 683 817        9 342 543      10 580 015
    Other, including
     affiliates       1 530 853      1 821 189      2 247 844       2 485 366        2 426 414       1 868 121
      Total sales     22 658 371    23 583 064     25 858 281      25 576 826       26 948 312      27 263 942
  Output:
    Steam
     generation       17 750 267    17 949 335     19 066 445      19 602 129       19 590 731      19 630 384
    Hydro and pumped-storage
     generation          673 195       600 497        592 895         775 798          688 517         862 119
    Pumped-storage
     input              (684 715)     (613 290)      (599 729)       (836 700)        (689 186)       (891 847)
    Purchased power and
     exchanges, net    6 119 757     6 967 752      8 139 496       7 373 185        8 428 158       9 125 988
    Losses and
     system uses      (1 200 133)   (1 321 230)    (1 340 826)     (1 337 586)      (1 069 908)     (1 462 702)
      Total sales
       as above       22 658 371    23 583 064     25 858 281      25 576 826       26 948 312      27 263 942

CUSTOMERS at Dec. 31:
  Residential            573 963       569 601        564 300         559 444          554 716         549 773
  Commercial              66 842        65 337         64 212          62 674           61 396          60 062
  Industrial              11 563        11 218         11 138          10 826           10 687          10 561
  Other                      586           576            569             692              680             660
    Total customers      652 954       646 732        640 219         633 636          627 479         621 056

RESIDENTIAL SERVICE:
  Average use-kWh
    per customer          10 041        10 025          9 608           9 733            9 550           9 459
  Average revenue-dollars
    per customer          659.07        633.48         573.07          568.76           515.75          495.60
  Average rate-cents
    per kWh                 6.56          6.32           5.96            5.84             5.40            5.24

(a) Capability available through contractual arrangements with nonutility generators.

                                                        D-9
AGC

STATISTICS
                          1994      1993           1992            1991             1990            1989

SUMMARY OF OPERATIONS
(Thousands of Dollars)
Electric
  operating revenues      $91 022   $90 606        $96 147         $100 505         $104 482        $111 011
Operation and
  maintenance expense       6 695     6 609          6 094            6 774            5 974           6 229
Depreciation               16 852    16 899         16 827           16 778           16 756          16 816
Taxes other
  than income taxes         5 223     5 347          5 236            4 563            4 712           5 062
Federal income taxes       14 737    13 262         14 702           15 455           16 458          17 230
Interest charges           17 809    21 635         22 585           24 030           26 883          30 020
Other income, net             (11)     (328)           (21)             (24)             (17)            (24)
Net income                $29 717   $27 182        $30 724         $ 32 929         $ 33 716        $ 35 678
Return on
  average common equity    13.14%    11.72%         12.79%           13.09%           12.78%          12.95%

PROPERTY, PLANT, AND EQUIPMENT at Dec. 31 (in thousands):
  Gross                   $824 714  $824 904       $825 493        $822 332         $821 424        $820 376
  Accumulated
   depreciation          (143 965)  (128 375)      (114 684)        (97 915)         (81 514)        (64 906)
  Net                    $680 749   $696 529       $710 809        $724 417         $739 910        $755 470

GROSS ADDITIONS TO PROPERTY
  (in thousands)          $1 065    $2 729         $3 251          $1 391           $1 214          $532

TOTAL ASSETS at Dec. 31
  (in thousands)          $714 236  $735 929       $727 820        $742 223         $757 084        $777 047

CAPITALIZATION at Dec. 31:
  Amount (in thousands):
    Common stock          $222 729  $228 512       $235 530        $244 593         $254 664        $265 648
    Long-term debt         267 165   277 196        287 139         299 502          311 461         326 600
                          $489 894  $505 708       $522 669        $544 095         $566 125        $592 248
  Ratios:
    Common stock             45.5%     45.2%          45.1%           45.0%            45.0%           44.9%
    Long-term debt           54.5      54.8           54.9            55.0             55.0            55.1
                            100.0%    100.0%         100.0%          100.0%           100.0%          100.0%

KILOWATTHOURS IN THOUSANDS:
  Pumping energy supplied by
    parents             1 564 044   1 384 912      1 340 111       1 906 477        1 567 896       1 973 433
  Pumped-storage
    generation          1 218 446   1 079 985      1 047 015       1 504 310        1 233 782       1 554 767

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


                                                                   Page No.

           APS                                                       M-1
           Monongahela                                               M-5
           Potomac Edison                                            M-13
           West Penn                                                 M-21
           AGC                                                       M-30

                                                      M-1
APS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

Earnings per share were $2.23 in 1994, including $.37 of non-recurring income from the cumulative effect of an accounting change to record unbilled revenues. The 1994 results also reflect the write-off ($.05 per share) of previously accumulated costs related to future facilities no longer considered meaningful in the industry's more competitive environment. Earnings per share were $1.88 and $1.83 in 1993 and 1992, respectively.
Consolidated net income was $263.2 million including the $43.4 million non-recurring cumulative effect of an accounting change and net of the $5.3 million asset write-off described above. Consolidated net income was $215.8 million and $203.5 million in 1993 and 1992, respectively. The 1994 and 1993 increases in consolidated net income resulted primarily from kWh sales and retail rate increases. These revenue increases, in both years, were offset in part by higher expenses.

The subject of competition for customers, particularly industrial customers, has been receiving a lot of attention. In 1994 the Maryland, Ohio, and Pennsylvania commissions started proceedings described as inquiries into the subject, which are still in progress. The inquiries are not expected to result in immediately meaningful changes in current relations with our customers. All customers, except wholesale customers regulated by the Federal Energy Regulatory Commission (FERC), continue to be required to purchase their electricity requirements from the utility in whose franchised territory they reside. This is not to say that competition does not exist. Utilities continue to compete for the siting of new industrial and commercial customers, to retain existing customers in the franchised territory, and, for those businesses with multiple plants in multiple territories, to maintain or shift their production to
local facilities.   As in the past, electric
utilities continue to compete with suppliers of other forms of energy. Because the subsidiaries are the lowest or among the lowest cost suppliers of electricity in their regions, they should not experience the competitive concerns of other utilities who use cost-based pricing. However, the subsidiaries continue to face competition from utilities with excess generation that are willing to sell at prices intended only to recover variable costs.

SALES AND REVENUES

KWh sales to and revenues from residential, commercial, and industrial customers are shown on page 35. Such kWh sales increased 2.8% and 3.3% in 1994 and 1993, respectively.
The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:
                                         Increase from Prior Year
                                             1994         1993
                                           (Millions of Dollars)

Increased kWh sales                        $ 23.6       $ 46.6
Fuel and energy cost adjustment clauses*     48.3         57.0
Rate increases:
  Pennsylvania                               22.7         25.2
  Maryland                                   11.9         12.7
  West Virginia                               9.7          5.3
  Virginia                                    8.5          2.5
  Ohio                                                     2.1
                                             52.8         47.8
Other                                         4.3          6.2
                                           $129.0       $157.6

* Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

The increased kWh sales in 1994 reflect growth in both residential and commercial customers and higher use by commercial customers. The 1994 residential use was down slightly from 1993 levels reflecting a decrease in both heating and cooling degree days. The increased kWh sales to residential and commercial customers in 1993 reflect both growth in number of customers and higher use. While 1993 heating degree days showed only a slight increase over 1992, and were approximately normal, cooling degree days increased 69% over 1992 and were 25% over normal, contributing to the 1993 kWh sales increases.

Rate case decisions in almost all jurisdictions, representing revenue increases in excess of $120 million on an annual basis, were issued for the subsidiaries in 1994. These included recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the Clean Air
Act Amendments of 1990 (CAAA), and other increasing levels of expense. See Rate Matters on pages 7-9 for further information on rate changes.

KWh sales to industrial customers increased 4.4% in 1994 and .3% in 1993. The 1994 increase occurred in almost all industrial groups, particularly coal mining (142 gigawatt-hours [GWh], 9.2%); paper, printing and publishing
(130 GWh, 24.9%); iron and steel (130 GWh, 3.8%); and chemical customers (112 GWh, 5.0%). The relatively flat industrial sales growth in 1993 included one particular group, coal mines staffed by union personnel, which recorded reduced usage because of selective work stoppages by the United Mine Workers of America (UMWA) for most of the year prior to the settling of the dispute in December
1993.
KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:
                                      1994       1993       1992
KWh sales (in billions):
  From subsidiaries' generation        1.1        1.2        3.2
  From purchased power                 8.8       11.2       14.6
                                       9.9       12.4       17.8
Revenues (in millions):
  From subsidiaries'generation      $ 29.0     $ 28.5     $ 91.7
  From sales of purchased power      302.6      318.2      373.8
                                    $331.6     $346.7     $465.5

Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by subsidiaries' generation in 1994 continued at less than 15% of 1988 levels because of continuing growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the subsidiaries' ability to compete in the market for sales to nonaffiliated utilities has been the approximate
290% increase (from about 67 cents per MWh to $2.60 per MWh) in taxes on generation in West Virginia since March
1989--a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

The increase in other revenues in 1994 resulted from increased revenues from wholesale customers. The decrease in other revenues in 1993 resulted from an agreement with the FERC to record in 1993 about $14 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years. About $46 million of other revenues in 1994 were derived from wholesale customers regulated by the FERC who have the ability to obtain their electricity requirements from other suppliers. In 1994, customers representing about 40% of these revenues signed seven-year contracts to remain as customers. In the event that the other customers were to select another supplier, the subsidiaries would retain transmission revenues with the result that any net income loss would not be significant.

OPERATING EXPENSES

Fuel expenses increased .5% in 1994 and decreased 4% in 1993, both primarily due to changes in kWh generated.
Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the consolidated financial statements, with the result that changes in fuel expenses have little effect on consolidated net income.

"Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and is comprised of the following items:
                                    1994       1993       1992
                                       (Millions of Dollars)

Purchased power:
  For resale to other utilities   $267.1     $280.9     $344.0
  From PURPA generation            134.0      105.2       94.0
  Other                             40.4       33.8       12.7
    Total power purchased          441.5      419.9      450.7
Power exchanges, net                 (.6)      (2.5)        .7
                                  $440.9     $417.4     $451.4

The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of the subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to other utilities is described under SALES AND
REVENUES above. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The increases in purchases from PURPA generation reflect additional generation from new PURPA projects. None of the subsidiaries' purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation. The 1993 increase in other purchased power reflects efforts to conserve coal during the UMWA dispute. Other purchased power continued to increase in 1994 because of increased sales to retail customers combined with generating unit outages in the first quarter of 1994.

The increase in other operation expense in 1994 resulted primarily from a decision to increase the allowances for uncollectible accounts ($9 million), increases in salaries and wages ($5 million) and employee benefit costs, primarily pension expense ($6 million) and other postretirement benefits ($3 million), and provisions for environmental liabilities ($3 million). Allowances for uncollectible accounts were increased due to an increase in aged outstanding receivables caused by customers taking advantage of rate regulations which make it difficult if not impossible to curtail service to non-paying customers during the winter months. In a continuing effort to control salary and wage expenses and to improve the overall efficiency of the Company in a competitive environment, the Company has an ongoing program to consolidate various related functions within the subsidiaries. The increase in pension expense occurred because the subsidiaries in 1994 discontinued the practice of deferring SFAS No. 87 pension expense in Pennsylvania and West Virginia to reflect recent rate case decisions in those states. Pension expense in 1994 also includes a charge of $3.1 million for write-off of prior SFAS No. 87 deferrals in West Virginia because recovery of those deferrals was denied in the most recent rate cases.

During 1992, the subsidiaries implemented significant changes to their benefits plans, including cost caps, in an effort to both control and reduce employee benefits costs. The cost caps provide for future post-retirement medical benefit costs to be capped at two times 1993 levels. Approximately $1 million of the $3 million increase in postretirement benefit expenses for 1994 was due to the 1993 cost cap being greater than actuarily projected.

The adoption of SFAS No. 106 in 1993 increased 1993 postretirement benefit expense by approximately $5 million.
The increase in other operation expense for 1993 resulted primarily from increases in employee benefit costs and salaries and wages.

Another FASB standard, SFAS No. 112, "Employers' Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other postemployment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The subsidiaries currently accrue for workers' compensation claims, and the estimated liability for the other benefits is not material.

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

Depreciation expense increases resulted primarily from additions to electric plant. On November 16, 1994, the subsidiaries declared the Harrison scrubbers available for service and started depreciation on them amounting to $32 million annually.

Taxes other than income increased $4 million in 1994 primarily due to increases in gross receipts taxes resulting from higher revenues from retail customers. The 1993 increase ($4 million) resulted from increases in gross receipts taxes ($5 million) and increased property taxes ($2 million) offset by decreased
West Virginia Business and Occupation taxes due to decreased generation in that state.

The net increase of $2 million in federal and state income taxes in 1994 resulted primarily from an increase in income before taxes. The net increase in 1993 of $13 million resulted primarily from an increase in income before taxes ($9 million) and an increase in the tax due to the Revenue Reconciliation Act of 1993 ($3 million).
Note B to the consolidated financial statements provides a further analysis of income tax expenses.

The 1994 combined decrease of $2 million in allowances for funds used during construction (AFUDC), as well as the 1993 combined increase of $4 million, reflect variations in construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to decrease upon substantial completion of Phase I of the CAAA compliance program.
Other income and deductions in 1994 reflect the write-off of $5.3 million net of income taxes of previously accumulated costs related to future facilities which are no longer considered meaningful in the industry's more competitive environment. Fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates.

The increase in dividends on preferred stock of the subsidiaries reflects the issuance in May 1994 of $50 million of preferred stock with a dividend rate of $7.73 per share.


LIQUIDITY AND CAPITAL RESOURCES

SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". System companies need cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for their construction programs. To meet these needs, the companies have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.

CAPITAL REQUIREMENTS

Construction expenditures for 1994 were $508 million and for 1995 and 1996 are estimated at $341 million and $284 million, respectively. These estimates include $61 million and $7 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA discussed under ENVIRONMENTAL MATTERS on page
10. Annual construction expenditures through 1998 are not expected to significantly exceed 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.

The Harrison Scrubber Project was completed on schedule and the final cost was approximately 24% below the original budget. Primary factors contributing to the reduced cost include: (1) the absence of any major construction problems, (2) financing and material and equipment costs lower than expected, and (3) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC.
The possibility of new legislation which could restrict or discourage carbon dioxide emissions, either through taxation or caps, further complicates the CAAA Phase II planning process. The subsidiaries have additional capital requirements of an annual preferred stock sinking fund ($1.2 million) and debt maturities (see Note H to the consolidated financial statements).

In a further effort to meet the challenges of the new competitive environment in the industry, AYP Capital, Inc., an unregulated wholly-owned subsidiary of the Company, was formed. It is intended that AYP Capital operate as an innovative and flexible organization, pursuing and developing new opportunities in unregulated markets that will strengthen the long-term competitiveness and profitability of the System. The Company has been authorized by the SEC to purchase common stock of and make capital contributions to AYP Capital in the amount of $3 million.

INTERNAL CASH FLOWS

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $246 million in 1994 compared with $270 million in 1993. In 1994 the subsidiaries financed approximately 48% of their capital expenditure program through internal cash generation. Based upon the new rate case authorizations received in 1994, it is expected that close to 100% of the capital expenditure program can be financed through internal cash generation in 1995.

The increase in other investments reflects the 1994 cash surrender values for secured benefit plans and a related prepayment. Materials and supplies, primarily fuel, constituted a significant use of cash in 1994 ($21 million). A new five-year National Bituminous Coal Wage
Agreement was signed with the union in December 1993.

System coal inventory declined during the renegotiations due to selective mine shutdowns, and has returned to a more appropriate level. December 1992 levels reflected increases to provide for an adequate coal supply in the event of a strike.

FINANCINGS

During 1994, the Company issued 1,629,372 shares of common stock under its Dividend Reinvestment and Stock
Purchase Plan (DRISP), and Employee Stock Ownership and Savings Plan (ESOSP) for $35.0 million. During 1994, the subsidiaries issued an aggregate of $140 million of first mortgage bonds having interest rates of 8% to 8.125%, an aggregate of $35 million of tax-exempt solid waste disposal notes to Harrison County, West Virginia, and $50 million of $7.73 preferred stock. Debt redemption costs are amortized over the life of the associated new bonds. Due to the significant number of refinancings which have occurred over the past three years, this balance is now about $41 million. Reduced future interest expense will more than offset these expenses.

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt decreased $3.8 million to $126.8 million in 1994. In 1992, the Company and its subsidiaries established an internal money pool whereby surplus funds of the Company and certain subsidiaries may be borrowed on a short-term basis by the Company's subsidiaries. This has contributed to the continued low temporary cash investment amounts.

At December 31, 1994, unused lines of credit with banks were $202 million. In addition, a multi-year credit program established in January 1994 provides the subsidiaries with the ability to borrow on a standby revolving credit basis up to $300 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. There were no borrowings under this facility in 1994.
During 1995, the subsidiaries have no current plans to issue new securities; however, if economic and market conditions make it desirable, they may refinance up to $783 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The subsidiaries may also engage in additional Harrison County tax-exempt solid waste disposal financings to the extent that funds and qualified properties are available. The Company plans to continue DRISP/ESOSP common stock sales.

The subsidiaries anticipate that they will be able to meet their future cash needs through internal cash generation and external financings, as they have in the past, and possibly through alternative financing procedures.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note J to the consolidated financial statements.
The subsidiaries previously reported that the Environmental Protection Agency (EPA) had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternatives it will use. The subsidiaries believe they have defenses to allegations of liability and intend to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the subsidiaries may incur, they have recorded provisions for liabilities based on the range of remediation cost estimates and their relative participation, along with the approximately 875 others. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on their financial position.

Monongahela has been named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving one or more plaintiffs; Monongahela, Potomac Edison, and West Penn have been named as defendants along with multiple other defendants in an additional 716 cases by one or more plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is currently impossible to determine the actual number of claims against the subsidiaries. However, based on past experience and data available to date, it is estimated that less than 500 cases actually involve claims against any or all of the subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at subsidiary-operated stations were employed by third-party contractors, with the exception of three known plaintiffs who claim to have been employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. Because of the multiple defendants, the subsidiaries believe their potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by Monongahela for an amount substantially less than the anticipated cost of defense.

The subsidiaries believe that the remaining cases involving them are without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on their financial position.

                                                      M-5
Monongahela

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Net Income
  Net income was $67.9 million in 1994, including $7.9 million of non-recurring income from the cumulative effect of an accounting change to record unbilled revenues. Net income was $61.7 million and $58.3 million in 1993 and 1992, respectively. Net income in 1994 and 1993 continue to reflect increases in revenues from retail customers resulting from increased kWh sales and retail rate increases. The decrease in 1994 income before the accounting change resulted primarily from higher expenses, including taxes, pension expense, and depreciation.
  The subject of competition for customers, particularly industrial customers, has been receiving a lot of attention. In 1994 the Ohio commission started a proceeding described as an informal roundtable discussion into the subject, which is still in progress. This process is not expected to result in immediately meaningful changes in current relations with our customers. All customers, except wholesale customers regulated by the Federal Energy Regulatory Commission (FERC), continue to be required to purchase their electricity requirements from the utility in whose franchised territory they reside. This is not to say that competition does not exist. Utilities continue to compete for the siting of new industrial and commercial customers, to retain existing customers in the franchised territory, and, for those businesses with multiple plants in multiple territories, to maintain or shift their production to local facilities. As in the past, electric utilities continue to compete with suppliers of other forms of energy. Because the Company is among the lowest cost suppliers of electricity in its region, it should not experience the competitive concerns of other utilities who use cost-based pricing. However, the Company continues to face competition from utilities with excess generation that are willing to sell at prices intended only to recover variable costs.

Sales and Revenues
  KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages 16 and 17. Such kWh sales increased 3.2% and .3% in 1994 and 1993, respectively. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                  Increase from Prior Year

                                    1994           1993
                                    (Millions of Dollars)
  Increased kWh sales               $ 3.8          $ 6.6
  Fuel and energy cost
   adjustment clauses*               13.0           11.8
  Rate increases:
    West Virginia                     7.9            4.1
    Ohio                                             2.1
                                      7.9            6.2
  Other                               1.0             .2
                                    $25.7          $24.8

* Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

  The increased kWh sales in 1994 reflect growth in both residential and commercial customers. The 1994 residential use was down slightly from 1993 levels reflecting a decrease in both heating and cooling degree days. The increased kWh sales to residential and commercial customers in 1993 reflect both growth in number of customers and higher use. While 1993 heating degree days showed only a slight increase over 1992, and were only 6% above normal, cooling degree days increased 54% over 1992, contributing to the 1993 kWh sales increase.

  Rate case decisions in West Virginia and by the FERC for wholesale customers, representing revenue increases in excess of $30 million on an annual basis, were issued for the Company in 1994. These included recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990
(CAAA), and other increasing levels of expense.
  KWh sales to industrial customers increased 6.1% in 1994 and decreased 4.4% in 1993. The 1994 increase occurred primarily from coal mining (128 gigawatt-hours [GWh], 16.1%); chemical (91 GWh, 5.3%); and primary metals customers (77 GWh, 8.3%). The increase in sales to primary metals customers was due in part to the discontinuance of one customer's use of its own generation, which contributed to 1993 decreased sales. The 1993 decrease also reflects a decline in sales to coal customers. Coal mines staffed by union personnel recorded reduced usage because of selective work stoppages by the United Mine Workers of America (UMWA) for most of the year prior to the settling of the dispute in December 1993.
  KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                 1994              1993            1992
KWh sales (in billions):
  From Company generation          .3                 .3            1.0
  From purchased power            2.1                2.8            3.6
                                  2.4                3.1            4.6
Revenues (in millions):
  From Company generation       $ 7.7              $ 8.4         $ 26.7
  From sales of purchased power  72.0               77.6           92.9
                                $79.7              $86.0         $119.6

  Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by the Company's generation in 1994 continued at less than 15% of 1988 levels because of growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the Company's ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase (from about 67 cents per MWh to $2.60 per MWh) in taxes on generation in West Virginia since March 1989 a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated.

  The increase in other revenues in 1994 and 1993 resulted from continued increases in sales of capacity, energy, and spinning reserve to other affiliated companies because of additional capacity and energy available from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). This increase was offset in part in 1993 by an agreement with the FERC to record in 1993 about $3 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income. About $4 million of other revenues in 1994 were derived from wholesale customers regulated by the FERC who have the ability to obtain their electricity requirements from other suppliers. In the event that these customers were to select another supplier, the Company would retain transmission revenues with the result that any net income loss would not be significant.

Operating Expenses
  Fuel expenses increased 4% in 1994 and decreased 3% in 1993, both primarily due to changes in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the financial statements, with the result that changes in fuel expenses have little effect on net income.
  "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and qualified facilities under PURPA, capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and is comprised of the following items:

                                         1994      1993       1992
                                            (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities        $ 63.7    $ 68.6     $ 85.5
    From PURPA generation                  68.3      55.7       37.4
    Other                                   9.4       8.1        3.1
    Power exchanges, net                    (.2)      (.6)        .3
Affiliated transactions:
  AGC capacity charges                     20.1      23.3       24.2
  Energy and spinning reserve charges        .5        .5        2.8
                                         $161.8    $155.6     $153.3

  The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to nonaffiliated utilities is described under Sales and Revenues above. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The increases in purchases from PURPA generation reflects additional generation from new PURPA projects. None of the Company's purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation. The 1993 increase in other purchased power reflects efforts to conserve coal during the UMWA dispute. Other purchased power continued to increase in 1994 because of increased sales to retail customers combined with generating unit outages in the first quarter of 1994. Energy and spinning reserve charges decreased in 1993 primarily because of additional generation available from PURPA projects.
  The increase in other operation expense in 1994 resulted primarily from increases in pension expense ($4 million), allowance for uncollectible accounts ($1 million), and salaries and wages ($1 million). The increase in pension expense occurred because the Company in 1994 discontinued the practice of deferring SFAS No. 87 pension expense in West Virginia to reflect the recent rate case decision. Pension expense in 1994 also includes a charge of $2.5 million for write-off of prior SFAS No. 87 deferrals in West Virginia because recovery of those deferrals was denied in the most recent rate case. In a continuing effort to control salary and wage expenses and to improve the overall efficiency of the Company in a competitive environment, the Allegheny Power System has an ongoing program to consolidate various related functions within the System.
  The increase in other operation expense for 1993 resulted primarily from increases in salaries and wages and employee benefit costs. During 1992, the Company implemented significant changes to its benefits plans, including cost caps, in an effort to both control and reduce employee benefit costs. The cost caps provide for future postretirement medical benefit costs to be capped at two times 1993 levels. The adoption of SFAS No. 106 in 1993 increased 1993 postretirement benefit expense by approximately $2 million.
  Another FASB standard, SFAS No. 112, "Employers' Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other postemployment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The Company currently accrues for workers' compensation claims, and the estimated liability for the other benefits is not material.
  Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In early January 1994, the Company experienced the worst storm in its history. The expenses were deferred and are being amortized over a five-year period beginning in November 1994, concurrent with recovery from customers. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the CAAA.
  Depreciation expense increases resulted primarily from additions to electric plant. On November 16, 1994, the Company declared the Harrison scrubbers available for service and started depreciation on them amounting to $8 million annually. The 1994 depreciation expense increase was offset in part by a decrease in depreciation rates in West Virginia of about $7 million annually effective in November 1994, concurrent with the base rate increase. A further reduction of about $4 million annually effective in January 1996, will result in depreciation rates for the Company which are comparable to those of other electric utilities, particularly those providing service in West Virginia.
  Taxes other than income increased $6 million in 1994 primarily due to an increase in West Virginia Business and Occupation taxes resulting from prior period adjustments recorded in 1993 and 1992. The 1993 increase ($1 million) was due primarily to increases in gross receipts taxes resulting from higher revenues from retail customers.
  The net decrease of $3 million in federal and state income taxes in 1994 resulted primarily from a decrease in income before taxes ($2 million) and the reversal of a provision for prior years which is no longer needed ($2 million). The net increase in 1993 of $6 million resulted primarily from an increase in income before taxes ($4 million), and an increase in the tax rate due to the Revenue Reconciliation Act of 1993 ($1 million). Note B to the financial statements provides a further analysis of income tax expenses.
  The 1994 combined decrease of $3 million in allowances for funds used during construction (AFUDC), as well as the 1993 combined increase of $2 million, reflect variations in construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to decrease upon substantial completion of Phase I of the CAAA compliance program. The changes in other income, net, in 1994 and 1993 resulted primarily from the Company's share of earnings of AGC (see Note D to the financial statements). Other fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

Liquidity and Capital Resources
  SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company needs cash for operating expenses, the payment of interest and dividends, retirement of debt, and for its construction program. To meet these needs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.

Capital Requirements

Construction expenditures for 1994 were $104 million and for 1995 and 1996 are estimated at $74 million and $70 million, respectively. These estimates include $11 million and $2 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA. Annual construction expenditures through 1998, on average, are not expected to significantly exceed 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.
  The Harrison Scrubber Project was completed on schedule and the final cost was approximately 24% below the original budget. Primary factors contributing to the reduced cost include: (1) the absence of any major construction problems, (2) financing and material and equipment costs lower than expected, and (3) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC. The possibility of new legislation which could restrict or discourage carbon dioxide emissions, either through taxation or caps, further complicates the CAAA Phase II planning process. The Company has additional capital requirements of debt maturities (see Note I to the financial statements).

Internal Cash Flows
  Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $67 million in 1994 compared with $69 million in 1993. In 1994 the Company financed approximately 64% of its capital expenditure program through internal cash generation. Based upon the new rate case authorizations received in 1994 and an Ohio rate case filed in January 1995, it is expected that close to 100% of the capital expenditure program can be financed through internal cash generation in 1995.
  Materials and supplies, primarily fuel, constituted a significant use of cash in 1994 ($6 million). A new five-year National Bituminous Coal Wage Agreement was signed with the union in December 1993. System coal inventory declined during the renegotiations due to selective mine shutdowns, and has returned to a more appropriate level. December 1992 levels reflected increases to provide for an adequate coal supply in the event of a strike.

Financings

During 1994, the Company issued $50 million of $7.73 preferred stock and $8.83 million of tax-exempt solid waste disposal notes to Harrison County, West Virginia. Due to the significant number of refinancings which have occurred over the past three years, the balance of debt redemption costs is now about $11 million. These costs are being amortized over the life of the associated new bonds. Reduced future interest expense will more than offset these expenses.
  Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities.
Short-term debt, including notes payable to affiliates under the money pool, decreased $23.6 million to $39.5 million in 1994. In
1992, the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The internal money pool has contributed to the continued low temporary cash investment amounts.
  At December 31, 1994, the Company had SEC authorization to issue up to $100 million of short-term debt. In addition, a multi-year credit program established in January 1994 provides the Company with the ability to borrow on a standby revolving credit basis up to $81 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. There were no borrowings under this facility in 1994. During 1995, the Company has no current plans to issue new securities; however, if economic and market conditions make it desirable, it may refinance up to $300 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The Company may also engage in additional
Harrison County tax-exempt solid waste disposal financings to the extent that funds and qualified properties are available.

  The Company anticipates that it will be able to meet its future cash needs through internal cash generation and external financings, as it has in the past, and possibly through alternative financing procedures.

Environmental Matters and Other Contingencies
  In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note K to the financial statements.
  The Company previously reported that the Environmental Protection Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternatives it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with the approximately 875 others. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on its financial position.
  The Company has been named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 716 cases by one or more plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is currently impossible to determine the actual number of claims against the Company and its affiliates. However, based on past experience and data available to date, it is estimated that less than 500 cases actually involve claims against the Company or its affiliates. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at

System-operated stations were employed by third-party contractors, with the exception of three known plaintiffs who claim to have been employees of the Company. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. Because of the multiple defendants, the Company believes its potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by the Company for an amount substantially less than the anticipated cost of defense. The Company believes that the remaining cases involving it are also without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on its financial position.

Potomac Edison

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Net Income
  Net income was $98.5 million in 1994, including $16.5 million of non-recurring income from the cumulative effect of an accounting change to record unbilled revenues. Net income was $73.5 million and $67.5 million in 1993 and 1992, respectively. The 1994 and 1993 increases in net income resulted primarily from kWh sales and retail rate increases. These revenue increases, in both years, were offset in part by higher expenses.
  The subject of competition for customers, particularly industrial customers, has been receiving a lot of attention. In 1994 the Maryland commission started a proceeding described as an inquiry into the subject, which is still in progress. The inquiry is not expected to result in immediately meaningful changes in current relations with our customers. All customers, except wholesale customers regulated by the Federal Energy Regulatory Commission (FERC), continue to be required to purchase their electricity requirements from the utility in whose franchised territory they reside. This is not to say that competition does not exist. Utilities continue to compete for the siting of new industrial and commercial customers, to retain existing customers in the franchised territory, and, for those businesses with multiple plants in multiple territories, to maintain or shift their production to local facilities. As in the past, electric utilities continue to compete with suppliers of other forms of energy. Because the Company is the lowest or among the lowest cost suppliers of electricity in its region, it should not experience the competitive concerns of other utilities who use cost-based pricing. However, the Company continues to face competition from utilities with excess generation that are willing to sell at prices intended only to recover variable costs.

Sales and Revenues
  KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages 16 and 17. Such kWh sales increased 2.3% and 6.3% in 1994 and 1993, respectively. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:
                                                 Increase from Prior Year
                                                   1994            1993
                                                   (Millions of Dollars)
Increased kWh sales                                $10.3           $24.4
Fuel and energy cost adjustment clauses*            18.6            19.1
Rate increases:
  Maryland                                          11.9            12.7
  Virginia                                           8.5             2.5
  West Virginia                                      1.9             1.1
                                                    22.3            16.3
  Other                                              1.0             2.9
                                                   $52.2           $62.7
* Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

  The increased kWh sales in 1994 reflect growth in the number of customers and higher use by industrial customers. The 1994 residential use was down slightly from 1993 levels reflecting a decrease in both heating and cooling degree days. The increased kWh sales to residential and commercial customers in 1993 reflect both higher use and growth in number of customers. While 1993 heating degree days showed only a slight increase over 1992, and were only 7% above normal, cooling degree days increased 82% over 1992 and were 12% over normal, contributing to the 1993 kWh sales increases.
  Rate case decisions in all retail jurisdictions, representing revenue increases in excess of $33 million on an annual basis, were issued for the Company in 1994. These included recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990 (CAAA), and other increasing levels of expense.
  KWh sales to industrial customers increased 2.8% in 1994 and 4.3% in 1993. The increase in both years occurred in almost all industrial groups, the most significant of which in 1994 was from rubber and plastics customers (61 gigawatt-hours [GWh], 22%) and in 1993 was from cement customers (59 GWh, 12%).
  KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                 1994              1993            1992
KWh sales (in billions):
  From Company generation            .3                 .4            1.0
  From purchased power              2.9                3.5            4.4
                                    3.2                3.9            5.4
Revenues (in millions):
  From Company generation        $  8.9             $  8.6         $ 27.5
  From sales of purchased power    98.1               99.5          113.6
                                 $107.0             $108.1         $141.1

  Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by the Company's generation in 1994 continued at less than 15% of 1988 levels because of continuing growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the Company's ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase (from about 67 cents MWh to $2.60 per MWh) in taxes on generation in West Virginia since March 1989 - a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.

  The decrease in other revenues in 1994 resulted from provisions for rate refunds recorded in 1994 for the 1993 and 1994 Virginia base rate increase requests, collected from customers subject to refund. A final order for the 1993 case has been received and refunds will be made to customers in early 1995. Commission approval of a settlement agreement for the 1994 request is pending. About $23 million of other revenues in 1994 were derived from wholesale customers regulated by the FERC who have the ability to obtain their electricity requirements from other suppliers. In the event that these customers were to select another supplier, the Company would retain transmission service revenues.
  The decrease in other revenues in 1993 resulted from an agreement with the FERC to record in 1993 about $4 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years.

Operating Expenses
  Fuel expenses increased 1% in 1994 and decreased 4% in 1993, both primarily due to changes in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the financial statements, with the result that changes in fuel expenses have little effect on net
income.   "Purchased power and exchanges, net" represents power
purchases from and exchanges with nonaffiliated utilities,
capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power
supply agreement whereby each company uses the most economical generation available in the System at any given time, and is comprised of the following items:
                                 1994              1993            1992
                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other
      utilities                  $ 86.5            $ 87.9          $104.6
    Other                          12.7              10.5             3.7
    Power exchanges, net            (.2)              (.8)             .2
Affiliated transactions:
  AGC capacity charges             29.4              28.0            29.6
  Other affiliated capacity
    charges                        37.6              28.4            21.9
  Energy and spinning reserve
    charges                        51.1              51.1            41.2
                                 $217.1            $205.1          $201.2

  The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to nonaffiliated utilities is described under Sales and Revenues above. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The 1993 increase in other purchased power reflects efforts to conserve coal because of selective work stoppages by the United Mine Workers of America for most of the year. Other purchased power continued to increase in 1994 because of increased sales to retail customers combined with generating unit outages in the
first quarter of 1994.   While the Company does not currently
purchase generation from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), several projects have been proposed, and an agreement has been reached with one facility to commence purchasing generation in 1999. This project and others may significantly increase the cost of power purchases passed on to customers. The increase in affiliated capacity in 1994 and 1993 and energy and spinning reserve charges in 1993 was due to growth of kWh sales to retail customers and an increase in affiliated energy available because of energy purchased by an
affiliate from PURPA projects.   The increase in other operation
expense in 1994 resulted primarily from demand-side management program costs ($1 million) and cogeneration project expenses ($1 million), both of which are being recovered from customers, provisions for environmental liabilities ($1 million), and increases in affiliated company charges for transmission service ($2 million), salaries and wages ($1 million), and employee benefit costs ($1 million), primarily pension expense and other postretirement benefits. In a continuing effort to control salary and wage expenses and to improve the overall efficiency of the Company in a competitive environment, the Allegheny Power System has an ongoing program to consolidate various related functions within the System. The increase in pension expense occurred because the Company in 1994 discontinued the practice of deferring SFAS No. 87 pension expense in West Virginia to reflect a recent rate case decision. Pension expense in 1994 also includes a charge of $.9 million for write-off of prior SFAS No. 87 deferrals in Virginia and West Virginia because recovery of those deferrals was denied in the most recent rate cases.
  During 1992, the Company implemented significant changes to its benefits plans, including cost caps, in an effort to both control and reduce employee benefits costs. The cost caps provide for future postretirement medical benefit costs to be capped at two times 1993 levels. Approximately $.6 million of the increase in postretirement benefit expenses for 1994 was due to the 1993 cost cap being greater than actuarily projected. The adoption of SFAS No. 106 in 1993 increased 1993 postretirement benefit expense by approximately $1.5 million. The increase in other operation expense for 1993 resulted primarily from increases in employee benefit costs and salaries and wages.
  Another FASB standard, SFAS No. 112, "Employers' Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other postemployment benefits such as disability benefits, healthcare benefits for disabled employees, severance pay, and workers' compensation claims. The Company currently accrues for workers' compensation claims, and the estimated liability for the other benefits is not material.
  Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the CAAA.
  Depreciation expense increases resulted primarily from additions to electric plant. On November 16, 1994, the Company declared the Harrison scrubbers available for service and started depreciation on them amounting to $10 million annually.
  Taxes other than income increased $1 million in 1993 due to increases in gross receipts taxes resulting from higher revenues from retail customers ($1 million) and increased property taxes ($1 million), offset by decreased West Virginia Business and Occupation taxes due to decreased generation in that state ($1 million).
  The net increase of $3 million in federal and state income taxes in 1994 resulted primarily from an increase in income
before taxes.   The net increase in 1993 of $2 million in federal
and state income taxes resulted primarily from an increase in income before taxes ($3 million) and an increase in the tax rate due to the Revenue Reconciliation Act of 1993 ($1 million), offset by plant removal tax deductions for which deferred taxes were not provided ($1 million). Note B to the financial statements provides a further analysis of income tax expenses.
  The 1994 combined decrease of $1 million in allowances for funds used during construction (AFUDC), as well as the 1993 combined increase of $2 million, reflect variations in construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to decrease upon substantial completion of Phase I of the CAAA compliance program. The changes in other income, net, in 1994 and 1993 resulted primarily from the Company's share of earnings of AGC (see Note D to the financial statements) and in 1994 also from lost revenue and interest income for demand-side management programs. Other fluctuations in other income, net, were individually insignificant. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

Liquidity and Capital Resources
  SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company needs cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stock, and for its construction program. To meet these needs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.
  During 1994, the Company continued its participation in the Collaborative Process for Demand-Side Management in Maryland. Through December 31, 1994, the Company had received applications for $16.1 million in rebates related to the commercial lighting program. Program costs, including rebates and lost revenues, are deferred and are to be recovered through an energy conservation surcharge over a seven-year period.

Capital Requirements
  Construction expenditures for 1994 were $143 million and for 1995 and 1996 are estimated at $92 million and $98 million, respectively. These estimates include $12 million and $5 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA. Annual construction expenditures through 1998, on average, are not expected to significantly exceed 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.
  The Harrison Scrubber Project was completed on schedule and the final cost was approximately 24% below the original budget. Primary factors contributing to the reduced cost include: (1) the absence of any major construction problems, (2) financing and material and equipment costs lower than expected, and (3) favorable rulings of state commissions allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC. The possibility of new legislation which could restrict or discourage carbon dioxide emissions, either through taxation or caps, further complicates the CAAA Phase II planning process. The Company has additional annual capital requirements of an annual preferred stock sinking fund ($1.2 million) and debt maturities (see Note I to the financial statements).

Internal Cash Flows
  Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $67 million in 1994 compared with $75 million in 1993. In 1994 the Company financed approximately 47% of its capital expenditure program through internal cash generation. Based upon the new rate case authorizations received in 1994, it is expected that close to 100% of the capital expenditure program can be financed through internal cash generation in 1995.

  Materials and supplies, primarily fuel, constituted a significant use of cash in 1994 ($5 million). A new five-year National Bituminous Coal Wage Agreement was signed with the union in December 1993. System coal inventory declined during the renegotiations due to selective mine shutdowns, and has returned to a more appropriate level. December 1992 levels reflected increases to provide for an adequate coal supply in the event of a strike.

Financings
  During 1994, the Company issued $75 million of 8% first mortgage bonds and $11.56 million of tax-exempt solid waste disposal notes to Harrison County, West Virginia. Due to the significant number of refinancings which have occurred over the past three years, the balance of debt redemption costs is now about $8 million. These costs are being amortized over the life of the associated new bonds. Reduced future interest expense will more than offset these expenses.
  Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. In 1992, the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The internal money pool has contributed to the continued low temporary cash investment amounts.
  At December 31, 1994, the Company had SEC authorization to issue up to $115 million of short-term debt. In addition, a multi-year credit program established in January 1994 provides the Company with the ability to borrow on a standby revolving credit basis up to $84 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. There were no borrowings under this facility in 1994. During 1995, the Company has no current plans to issue new securities; however, if economic and market conditions make it desirable, it may refinance up to $231 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The Company may also engage in addi-tional Harrison County tax-exempt solid waste disposal financings to the extent that funds and qualified properties are available.
  The Company anticipates that it will be able to meet its future cash needs through internal cash generation and external financings, as it has in the past, and possibly through alternative financing procedures.

Environmental Matters and Other Contingencies
  In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note K to the financial statements.
  The Company previously reported that the Environmental Protection Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternatives it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with the approximately 875 others. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on its financial position.
  Monongahela Power Company (MP), an affiliated company, has been named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 716 cases by one or more plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is currently impossible to determine the actual number of claims against the Company and its affiliates. However, based on past experience and data available to date, it is estimated that less than 500 cases actually involve claims against the Company or its affiliates. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at System-operated stations were employed by third-party contractors, with the exception of three known plaintiffs who claim to have been employees of MP. The Company is joint owner with MP in five generating plants, including four operated by MP in West Virginia. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. Because of the multiple defendants, the Company believes its potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by MP for an amount substantially less than the anticipated cost of defense. The Company believes that the remaining cases involving it are also without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on its financial position.

West Penn

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Consolidated Net Income
  Consolidated net income was $120.0 million in 1994, including $19.0 million of non-recurring income from the cumulative effect of an accounting change to record unbilled revenues. The 1994 results also reflect the write-off ($5.2 million after tax) of previously accumulated costs related to future facilities no longer considered meaningful in the industry's more competitive environment. Consolidated net income was $102.1 million and $98.2 million in 1993 and 1992, respectively. The 1994 and 1993 increases in consolidated net income resulted primarily from kWh sales and retail rate increases. These revenue increases, in both years, were offset in part by higher expenses.
  The subject of competition for customers, particularly industrial customers, has been receiving a lot of attention. In 1994 the Pennsylvania commission initiated an investigation into the subject, which is still in progress. The inquiry is not expected to result in immediately meaningful changes in current relations with our customers. All customers, except wholesale customers regulated by the Federal Energy Regulatory Commission
(FERC), continue to be required to purchase their electricity requirements from the utility in whose franchised territory they reside. This is not to say that competition does not exist. Utilities continue to compete for the siting of new industrial and commercial customers, to retain existing customers in the franchised territory, and, for those businesses with multiple plants in multiple territories, to maintain or shift their production to local facilities. As in the past, electric utilities continue to compete with suppliers of other forms of energy. Because the Company is the lowest or among the lowest cost suppliers of electricity in its region, it should not experience the competitive concerns of other utilities who use cost-based pricing. However, the Company continues to face competition from utilities with excess generation that are willing to sell at prices intended only to recover variable costs.

Sales and Revenues
  KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages 16 and 17. Such kWh sales increased 2.9% and 3.1% in 1994 and 1993, respectively. The increases in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                  Increase from Prior Year
                                    1994           1993
                                   (Millions of Dollars)
Increased kWh sales                 $ 9.4          $15.5
Fuel and energy cost
  adjustment clauses*                16.8           26.2
Rate increases                       22.7           25.2
Other                                 2.3            3.1
                                    $51.2          $70.0

* Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

  The increased kWh sales to residential and commercial customers in 1994 and 1993 reflect growth in number of customers and higher commercial use. Residential usage increased in 1994 despite a decrease in both heating and cooling degree days. While 1993 heating degree days remained about the same as 1992, and were only 6% below normal, cooling degree days increased 70% over 1992 and were 46% over normal, contributing to the 1993 kWh sales increases.
  Rate case decisions in all jurisdictions, representing revenue increases in excess of $57 million on an annual basis, were issued for the Company in 1994. These included recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the Clean Air
Act Amendments of 1990 (CAAA), and other increasing levels of expenses. Rate increases also include a $61.6 million annual base rate increase in Pennsylvania effective May 18, 1993, including
$26.1 million for recovery of carrying charges on CAAA compliance costs.
  KWh sales to industrial customers increased 4.4% in 1994 and
.8% in 1993. The 1994 increase occurred in almost all industrial groups, particularly paper, printing and publishing (118
gigawatt-hours [GWh], 47.4%); fabricated metals (72 GWh, 6.9%);
and iron and steel customers (53 GWh, 2.1%). The relatively flat industrial sales growth in 1993 included one particular group, coal mines staffed by union personnel, which recorded reduced usage because of selective work stoppages by the United Mine
Workers of America (UMWA) for most of the year prior to the
settling of the dispute in December 1993.
  KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:
                                    1994           1993            1992
KWh sales (in billions):
  From Company generation               .5             .4             1.3
  From purchased power                 3.8            5.0             6.5
                                       4.3            5.4             7.8
Revenues (in millions):
    From Company generation         $ 12.3         $ 11.5          $ 37.5
    From sales of purchased power    132.5          141.0           167.2
                                    $144.8         $152.5          $204.7

  Decreased sales to nonaffiliated utilities resulted primarily from decreased demand and continuing price competition. Sales supplied by the Company's generation in 1994 continued at less than 15% of 1988 levels because of continuing growth of kWh sales to retail customers, which reduces the amount available for sale, and because other suppliers were willing or able to make the sales at lower prices. A significant factor affecting the Company's ability to compete in the market for sales to nonaffiliated utilities has been the approximate 290% increase (from about 67 cents per MWh to $2.60 per MWh) in taxes on generation in West Virginia since March 1989 - a significant cost not experienced by utilities not generating in West Virginia. Further decreases in these sales are anticipated.

  The decrease in other revenues in 1994 and 1993 resulted from continued decreases in sales of energy and spinning reserve to an affiliated company because of additional energy available to it from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). The 1993 decrease was also due in part to an agreement with the FERC to record in 1993 about $6 million of revenues as sales to nonaffiliated utilities. Similar transactions were recorded as other revenues in prior years. Most of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income. About $19 million of other revenues in 1994 were derived from wholesale customers regulated by the FERC who have the ability to obtain their electricity requirements from other suppliers. In 1994, these customers signed seven-year contracts to remain as customers.

Operating Expenses
  Fuel expenses decreased 2% in 1994 and 4% in 1993 primarily due to decreases in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the consolidated financial statements, with the result that changes in fuel expenses have little effect
on consolidated net income.   "Purchased power and exchanges,
net" represents power purchases from and exchanges with nonaffiliated utilities and qualified facilities under PURPA, capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and is comprised of the following items:

                                    1994           1993            1992
                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities   $116.9         $124.5          $153.9
      From PURPA generation           65.7           49.6            56.5
      Other                           18.3           15.2             5.9
  Power exchanges, net                 (.2)          (1.2)             .3
Affiliated transactions:
  AGC capacity charges                37.2           42.3            43.5
  Energy and spinning
    reserve charges                    8.6            4.7             3.5
  Other affiliated
    capacity charges                    .7             .7              .6
                                    $247.2         $235.8          $264.2

  The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The primary reason for the fluctuations in purchases for resale to nonaffiliated utilities is described under Sales and Revenues above. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The decrease in purchases from PURPA generation in 1993 was due to a planned generating outage at one PURPA project. None of the Company's purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation. The 1993 increase in other purchased power reflects efforts to conserve coal during the UMWA dispute. Other purchased power continued to increase in 1994 because of increased sales to retail customers combined with generating unit outages in the first quarter of 1994.
  The increase in other operation expense in 1994 resulted primarily from a decision to increase the allowances for uncollectible accounts ($8 million), increases in salaries and wages ($2 million) and employee benefit costs, primarily pension expense ($1 million) and other postretirement benefits ($2 million), and provisions for environmental liabilities ($1 million). Allowances for uncollectible accounts were increased due to an increase in aged outstanding receivables caused by customers taking advantage of rate regulations which make it difficult if not impossible to curtail service to non-paying customers during the winter months. In a continuing effort to control salary and wage expenses and to improve the overall efficiency of the Company in a competitive environment, the Allegheny Power System has an ongoing program to consolidate various related functions within the System. The increase in pension expense occurred because the Company in 1994 discontinued the practice of deferring SFAS No. 87 pension expense to reflect a recent rate case decision.
  During 1992, the Company implemented significant changes to its benefits plans, including cost caps, in an effort to both control and reduce employee benefit costs. The cost caps provide for future post-retirement medical benefit costs to be capped at two times 1993 levels. Approximately $.3 million of the increase in postretirement benefit expenses for 1994 was due to the 1993 cost cap being greater than actuarily projected. The adoption of SFAS No. 106 in 1993 increased 1993 postretirement benefit expenses by approximately $3 million. The increase in other operation expense for 1993 resulted primarily from increases in salaries and wages
and employee benefit costs.   Another FASB standard, SFAS No.
112, "Employers' Accounting for Postemployment Benefits", effective in 1994, requires companies to accrue for other postemployment benefits such as disability benefits, health care benefits for disabled employees, severance pay, and workers' compensation claims. The Company currently accrues for workers' compensation claims, and the estimated liability for the other benefits is not material.
  Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when the equipment is dismantled, and outage requirements to comply with the CAAA. Maintenance expense in 1993 includes the effects of an ice storm and blizzard in March 1993.
  Depreciation expense increases resulted primarily from additions to electric plant and from a change in depreciation rates and net salvage amortization in May 1993. On November 16, 1994, the Company declared the Harrison scrubbers available for service and started depreciation on them amounting to $14 million annually.
  Taxes other than income decreased $2 million in 1994 primarily due to a decrease in West Virginia Business and Occupation taxes (B&O taxes) ($3 million), offset in part by an increase in gross receipts taxes resulting from higher revenues from retail customers ($2 million). The 1993 increase ($2 million) was primarily due to increases in gross receipts taxes ($3 million) offset by decreased West Virginia B&O taxes ($2 million).
  The net decrease of $1 million in federal and state income taxes in 1994 resulted primarily from plant removal cost tax deductions for which deferred taxes were not provided. The net increase in 1993 of $7 million resulted primarily from an increase in income before taxes ($6 million), and an increase in the tax rate due to the Revenue Reconciliation Act of 1993 ($1 million). Note B to the consolidated financial statements provides a further analysis of income tax expenses.
  The 1994 combined increase of $2 million in allowances for funds used during construction (AFUDC), reflects increased construction expenditures including those associated with the CAAA, net of CAAA amounts included in rate base and earning a cash return. Future levels of AFUDC can be expected to decrease upon substantial completion of Phase I of the CAAA compliance program. Other income and deductions in 1994 reflect the write-off of $5.2 million net of income taxes of previously accumulated costs related to future facilities which are no longer considered meaningful in the industry's more competitive environment. The changes in other income, net, in 1994 and 1993 resulted primarily from the Company's share of earnings of AGC (see Note D to the consolidated financial statements). Other fluctuations in other income, net, were individually insignificant. Other interest expense reflects change in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

Liquidity and Capital Resources
  SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company needs cash for operating expenses, the payment of interest and dividends, retirement of debt, and for its construction program. To meet these needs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.

Capital Requirements

Construction expenditures for 1994 were $260 million and for 1995 and 1996 are estimated at $172 million and $115 million, respectively. These estimates include $38 million and $1 million, respectively, for substantial completion of the program of complying with Phase I of the CAAA. Annual construction expenditures through 1998, on average, are not expected to significantly vary from 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.
  The Harrison Scrubber Project was completed on schedule and the final cost was approximately 24% below the original budget. Primary factors contributing to the reduced cost include: (1) the absence of any major construction problems, (2) financing and material and equipment costs lower than expected, and (3) favorable ruling of the Pennsylvania PUC allowing the inclusion of carrying costs of construction in rates in lieu of AFUDC. The possibility of new legislation which could restrict or discourage carbon dioxide emissions, either through taxation or caps, further complicates the CAAA Phase II planning process. The Company has additional capital requirements of debt maturities (see Note I to the consolidated financial statements).

Internal Cash Flows
  Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $109 million in 1994 compared with $119 million in 1993. In 1994 the Company financed approximately 42% of its capital expenditure program through internal cash generation. Based upon the new rate case authorizations received in 1994, it is expected that close to 100% of the capital expenditure program can be financed through internal cash generation in 1995.

  Materials and supplies, primarily fuel, constituted a significant use of cash in 1994 ($9 million). A new five-year National Bituminous Coal Wage Agreement was signed with the union in December 1993. System coal inventory declined during the renegotiations due to selective mine shutdowns, and has returned to a more appropriate level. December 1992 levels reflected increases to provide for an adequate coal supply in the event of a strike.

Financings
  During 1994 the Company issued $65 million of 8-1/8% first mortgage bonds and $14.91 million of tax-exempt solid waste disposal notes to Harrison County, West Virginia. Due to the significant number of refinancings which have occurred over the past three years, the balance of debt redemption costs is now about $10 million. These costs are being amortized over the life of the associated new bonds. Reduced future interest expense will more than offset these expenses.
  Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. In 1992, the Company and its affiliates established an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The internal money pool has contributed to the continued low temporary cash investment amounts.
  At December 31, 1994, the Company had SEC authorization to issue up to $170 million of short-term debt. In addition, a multi-year credit program established in January 1994 provides the Company with the ability to borrow on a standby revolving credit basis up to $135 million. After the initial three-year term, the program agreement provides that the maturity date may be extended in one-year increments. There were no borrowings under this facility in 1994. During 1995, the Company has no current plans to issue new securities; however, if economic and market conditions make it desirable, it may refinance up to $251.5 million of first mortgage bonds, preferred stock, and pollution control revenue notes. The Company may also engage in additional Harrison County tax-exempt solid waste disposal financings to the extent that funds and qualified properties are available.
  The Company anticipates that it will be able to meet its future cash needs through internal cash generation and external financings, as it has in the past, and possibly through alternative financing procedures.

Environmental Matters and Other Contingencies
  In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the CAAA are discussed above and under Note K to the consolidated financial statements.
  The Company previously reported that the Environmental Protection Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternatives it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with the approximately 875 others. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on its financial position.
  Monongahela Power Company (MP), an affiliated company, has been named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 716 cases by one or more plaintiffs. Because these cases are filed by "shotgun" complaints naming many plaintiffs and many defendants, it is currently impossible to determine the actual number of claims against the Company and its affiliates. However, based on past experience and data available to date, it is estimated that less than 500 cases actually involve claims against the Company or its affiliates. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. All plaintiffs claiming exposure at System-operated stations were employed by third-party contractors, with the exception of three known plaintiffs who claim to have been employees of MP. The Company is joint owner with MP in four generating plants, including three operated by MP in West Virginia. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases that include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. Because of the multiple defendants, the Company believes its potential liability is a very small percentage of the total amount of the damages sought. A total of 94 cases have been previously settled by MP for an amount substantially less than the anticipated cost of defense. The Company believes that the remaining cases involving it are also without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on its financial position.

                                                     M-30
AGC

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
  As described under Liquidity and Capital Resources, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment
(primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for 1994 increased primarily because of the return on equity settlement which resulted in an adjustment of prior period provisions for rate refunds. Revenues for 1993 decreased due to a reduction in interest charges and net investment, and reduced operating expenses which are described below. Additionally, revenues for 1993 were reduced by the recording of estimated liabilities for possible refunds pending final Federal Energy Regulatory Commission (FERC) decisions in rate case proceedings (see Liquidity and Capital Resources).
  The increase in operating expenses in 1994 resulted primarily from an increase in federal income taxes due to an increase in income before taxes ($1.5 million). The decrease in operating expenses in 1993 resulted from a decrease in federal income taxes due to a decrease in income before taxes ($1.9 million) offset by an increase in the tax rate due to the Revenue Reconciliation Act of 1993 ($.5 million), partially offset by an increase in operation and maintenance expense.
  The decreases in interest on long-term debt in 1994 and 1993 were the combined result of decreases in the average amount of and interest rates on long-term debt outstanding. The increase in other interest in 1994 was due to amortization of the premium paid to refund debentures in 1993. Liquidity and Capital Resources SEC regulations define "liquidity" as "the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's need for cash". The Company's only operating assets are an undivided 40% interest in the Bath County (Virginia) pumped-storage hydroelectric station and its connecting transmission facilities. The Company has no present plans for
construction of any other major facilities.   Pursuant to an
agreement, the Parents buy all of the Company's capacity in the station priced under a "cost of service formula" wholesale rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment.

  Through February 29, 1992, the Company's return on equity (ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, the Company filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the Public Service Commission of West Virginia, Maryland People's Counsel, and Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE to 10%. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law Judge (ALJ) on December 21, 1993, for an ROE of 10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation were filed by all parties for consideration by the FERC. On January 28, 1994, the JCA filed a joint complaint with the FERC against the Company claiming that both the existing ROE of 11.53% and the ROE recommended by the ALJ of 10.83% were unjust and unreasonable. This new complaint requested an ROE of 8.53% with rates subject to refund beginning April 1, 1994. Hearings were completed in November 1994 and a recommendation was issued by an ALJ on December 22, 1994, dismissing the JCA's complaint. A settlement agreement for both cases is currently pending, which would reduce the Company's ROE to 11.13% for the period from March 1, 1992, through December 31, 1994, and increase the Company's ROE to 11.20% for the period from January 1, 1995, through December 31, 1995. During 1995, the parties have agreed to negotiate in good faith to approve a mechanism for setting ROE in the future. This settlement is subject to FERC approval. If approved, this settlement will require a refund to customers for the period through December 31, 1994, of about $4.42 million for which adequate reserves have been provided.
  Through a filing completed on October 31, 1994, the Company sought to add a prior tax payment of approximately $12 million to rate base which will produce about $1.4 million in additional annual revenues. On December 30, 1994, the FERC accepted the Company's filing, ordered that the increase in rates go into effect on June 1, 1995, subject to refund, and set the Company's ROE for hearing in 1995. A settlement agreement is currently pending. This settlement is subject to FERC approval.
  An internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the Company's affiliates have funds available.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements
                                                                     Index

                                                     Monon-         Potomac         West
                                         APS         gahela         Edison          Penn            AGC


Report of Independent Accountants        F-1          F-17           F-34           F-51            F-68

Statement of Income for                  F-2          F-18           F-35           F-52            F-69
  the three years ended
  December 31, 1994

Statement of Retained Earnings            -           F-19           F-36           F-53            F-70
  for the three years ended
  December 31, 1994


Statement of Cash Flows for              F-3          F-20           F-37           F-54            F-71
  the three years ended
  December 31, 1994

Balance Sheet at December 31,            F-4          F-21           F-38           F-55            F-72
  1994 and 1993

Statement of Capitalization at           F-5          F-22           F-39           F-56            F-73
  December 31, 1994 and 1993

Statement of Common Equity for           F-6            -              -              -               -
  the three years ended
  December 31, 1994

Notes to financial statements            F-7          F-23           F-40           F-57            F-74

Financial Statement Schedules -

  Schedules - for the three years
    ended December 31, 1994

II  Valuation and qualifying
       accounts                          S-1       S-2             S-3              S-4               -

All other schedules are omitted because they are not applicable or the required information is shown in the
Financial Statements or Notes thereto.

                                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Power System, Inc.


         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Power System, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes A, B and E to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 1994 and for income taxes and postretirement benefits other than pensions in 1993.


                                                   PRICE WATERHOUSE LLP
                                                   PRICE WATERHOUSE LLP

New York, New York
February 2, 1995

APS

CONSOLIDATED STATEMENT OF INCOME
Year ended December 31
(Dollar amounts in thousands except for per share data)
                                                1994          1993          1992
Electric Operating Revenues:
Residential                               $  863 725    $  818 400    $  734 874
Commercial                                   459 303       430 202       391 912
Industrial                                   728 009       673 418       637 656
Nonaffiliated utilities                      331 557       346 705       465 491
Other                                         69 090        62 801        76 725
    TOTAL OPERATING REVENUES               2 451 684     2 331 526     2 306 658
Operating Expenses:
Operation:
  Fuel                                       547 241       544 659       567 833
  Purchased power and exchanges, net         440 880       417 449       451 408
  Deferred power costs, net (Note A)          11 805       (11 462)           89
  Other                                      285 010       257 732       232 672
Maintenance                                  241 913       231 163       210 878
Depreciation                                 223 883       210 428       197 763
Taxes other than income taxes                183 060       178 788       174 578
Federal and state income taxes (Note B)      129 751       128 130       115 373
    TOTAL OPERATING EXPENSES               2 063 543     1 956 887     1 950 594
    OPERATING INCOME                         388 141       374 639       356 064
Other Income and Deductions:
Allowance for other than borrowed funds
  used during construction (Note A)           11 966        12 499        10 221
Asset write-off, net (Note A)                 (5 338)
Other income, net                              1 510            (6)        1 265
    TOTAL OTHER INCOME AND DEDUCTIONS          8 138        12 493        11 486
    INCOME BEFORE INTEREST CHARGES AND
      PREFERRED DIVIDENDS                    396 279       387 132       367 550
Interest Charges and Preferred Dividends:
Interest on long-term debt                   153 668       157 449       147 427
Other interest                                10 394         5 812         5 672
Allowance for borrowed funds used during
  construction (Note A)                       (7 630)       (8 983)      (7 331)
Dividends on preferred stock of
  subsidiaries                                20 096        17 098        18 235
    TOTAL INTEREST CHARGES AND PREFERRED
      DIVIDENDS                              176 528       171 376       164 003
Consolidated Income Before Cumulative
  Effect of Accounting Change                219 751       215 756       203 547
Cumulative Effect of Accounting Change,
  net (Note A)                                43 446
Consolidated Net Income                   $  263 197    $  215 756    $  203 547
Common Stock Shares Outstanding
  (average) (Note G)                     118 272 373   114 937 032   111 226 318
Earnings Per Average Share (Note G):
    Consolidated income before cumulative
      effect of accounting change              $1.86         $1.88         $1.83
    Cumulative effect of accounting
      change, net (Note A)                       .37
    Consolidated net income                    $2.23         $1.88         $1.83
See accompanying notes to consolidated financial statements.

                                                        F-3
CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31
                                                1994          1993          1992
                                                     (Thousands of Dollars)
Cash Flows from Operations:
Consolidated net income                     $263 197      $215 756      $203 547
Depreciation                                 223 883       210 428       197 763
Deferred investment credit and income
  taxes, net                                  25 684        (2 388)       19 579
Deferred power costs, net                     11 805       (11 462)           89
Allowance for other than borrowed funds
  used during construction                   (11 966)      (12 499)     (10 221)
Cumulative effect of accounting change
  before income taxes (Note A)               (72 333)
Asset write-off before income taxes (Note A)   9 178
Changes in certain current assets and
  liabilities:
    Accounts receivable, net, excluding
      cumulative effect of accounting change
      (Note A)                                 9 666       (15 393)       12 452
    Materials and supplies                   (20 519)       53 614      (30 359)
    Accounts payable                           3 119          (305)       34 525
    Taxes accrued                             (5 792)        3 619       (5 692)
    Interest accrued                           3 452        (2 164)        5 139
Other, net                                       779        18 087      (19 431)
                                             440 153       457 293       407 391
Cash Flows from Investing:
Construction expenditures                   (508 254)     (573 970)    (487 587)
Allowance for other than borrowed funds
  used during construction                    11 966        12 499        10 221
                                            (496 288)     (561 471)    (477 366)
Cash Flows from Financing:
Sale of common stock                          34 709        99 875       119 884
Sale of preferred stock                       49 635                      39 450
Retirement of preferred stock                (1 190)       (1 611)      (27 250)
Issuance of long-term debt                   197 098       691 343       398 619
Retirement of long-term debt                 (26 000)     (632 000)    (360 408)
Deposit with trustees for redemption of
  long-term debt                                                         115 785
Short-term debt, net                          (3 818)      119 431      (62 985)
Cash dividends on common stock              (193 951)     (187 475)    (179 739)
                                              56 483        89 563        43 356
Net Change in Cash and Temporary Cash
  Investments (Note F)                           348       (14 615)     (26 619)
Cash and Temporary Cash Investments at
  January 1                                    2 417        17 032        43 651
Cash and Temporary Cash Investments at
  December 31                               $  2 765      $  2 417      $ 17 032
Supplemental cash flow information
    Cash paid during the year for:
      Interest (net of amount capitalized)  $148 016      $153 455      $138 724
      Income taxes                           122 343       124 979       103 635
See accompanying notes to consolidated financial statements.

                                                        F-4
CONSOLIDATED BALANCE SHEET
As of December 31
                                                            1994            1993
ASSETS                                                     (Thousands of Dollars)
Property, Plant, and Equipment:
At original cost, including $215,756,000 and
  $638,920,000 under construction                     $7 586 780      $7 176 847
Accumulated depreciation                              (2 529 354)     (2 388 758)
                                                       5 057 426       4 788 089
Investments and Other Assets:
Subsidiaries consolidated--excess of cost over
  book equity at acquisition (Note A)                     15 077          15 077
Securities of associated company--at cost, which
  approximates equity                                      1 250           1 250
Other (Note A)                                            36 284          24 357
                                                          52 611          40 684
Current Assets:
Cash and temporary cash investments (Note F)               2 765           2 417
Accounts receivable:
    Electric service, net of $11,353,000 and
      $3,418,000 uncollectible allowance (Note A)        250 367         188 139
    Other                                                  8 175           7 736
Materials and supplies--at average cost:
    Operating and construction                            94 478          86 766
    Fuel                                                  84 199          71 392
Deferred power costs (Note A)                              4 443          14 054
Prepaid taxes                                             43 880          43 139
Other                                                     19 287          10 391
                                                         507 594         424 034
Deferred Charges:
Regulatory assets (Note B)                               643 791         577 817
Unamortized loss on reacquired debt                       40 991          44 435
Other                                                     59 812          74 109
                                                         744 594         696 361
Total                                                 $6 362 225      $5 949 168
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, other paid-in capital, and retained
  earnings (Notes C and G)                            $2 059 304      $1 955 815
Preferred stock (Note G)                                 325 286         276 486
Long-term debt (Note H)                                2 178 472       2 008 104
                                                       4 563 062       4 240 405
Current Liabilities:
Short-term debt (Note I)                                 126 818         130 636
Long-term debt and preferred stock due within
  one year (Notes G and H)                                29 200          27 200
Accounts payable                                         190 809         187 690
Taxes accrued:
    Federal and state income                              13 873          14 689
    Other                                                 52 782          57 758
Interest accrued                                          42 078          38 626
Other                                                     62 073          73 467
                                                         517 633         530 066
Deferred Credits and Other Liabilities:
Unamortized investment credit                            158 018         166 328
Deferred income taxes                                    972 113         873 695
Regulatory liabilities (Note B)                          105 076         107 372
Other                                                     46 323          31 302
                                                       1 281 530       1 178 697
Commitments and Contingencies (Note J)
Total                                                 $6 362 225      $5 949 168
See accompanying notes to consolidated financial statements.

                                                        F-5
CONSOLIDATED STATEMENT OF CAPITALIZATION
As of December 31
                                                               1994          1993          1994          1993
Common Stock:                                                      (Thousands of Dollars)      (Capitalization
Ratios)
Common stock of Allegheny Power System, Inc.--$1.25 par value per share, 260,000,000 shares authorized, outstanding
  119,292,954 and 117,663,582 shares (Note G)                  $  149 116    $  147 079
Other paid-in capital                                             963 269       931 063
Retained earnings (Note C)                                        946 919       877 673
    TOTAL                                                       2 059 304     1 955 815     45.1%         46.1%
Preferred Stock of Subsidiaries--cumulative, par value $100
  per share, authorized 9,997,123 shares (Note G):
Not subject to mandatory redemption:
                                December 31, 1994
                          Shares      Regular Call Price
           Series       Outstanding       Per Share
        3.60%- 4.80%      650 861     $102.205 to $110.00          65 086        65 086
       $5.88 -$7.92     1 300 000      102.85  to  103.94         130 000        80 000
       $8.00 -$8.80       650 000      103.25  to  104.20          65 000        65 000
Auction 2.52%- 4.28%      400 000      100.00                      40 000        40 000
    TOTAL (annual dividend requirements $19,554,469)              300 086       250 086      6.6%          5.9%
Subject to mandatory redemption:
                                December 31, 1994
                          Shares      Regular Call Price
           Series       Outstanding       Per Share
           $7.16%         264 000          $105.37                 26 400        27 600
    TOTAL (annual dividend requirements $1,890,240)                26 400        27 600
  Less current sinking fund requirement                            (1 200)       (1 200)
    TOTAL                                                          25 200        26 400      0.6%          0.6%
Long-Term Debt of Subsidiaries (Note H):
First mortgage bonds:
                       December 31, 1994
               Maturity         Interest Rate-%
               1994-1998          4 7/8-6 1/2                     180 000       196 000
               2000-2004          5 5/8-7 7/8                     315 000       315 000
               2006-2007          7 1/4-8                         120 000       120 000
               2019               8 7/8-9 1/4                     165 000       165 000
               2020-2024          7 3/4-9 5/8                     760 000       620 000
Debentures due 2003-2023          5 5/8-6 7/8                     150 000       150 000
Secured notes due 1998-2024        4.95-9.375                     368 300       333 005
Unsecured notes due 1996-2012      6.10-6.40                       27 495        27 495
Installment purchase obligations
  due 1998                           6.875                         19 100        19 100
Commercial paper                     6.25                          41 736        21 362
Medium-term notes due 1994-1998    5.75-7.93                       77 975        87 975
Unamortized debt discount and
  premium, net                                                    (18 134)      (16 943)
     TOTAL (annual interest requirements $162,558,089)          2 206 472     2 037 994
   Less current maturities                                        (28 000)      (26 000)
   Less amounts on deposit with trustee                                          (3 890)
     TOTAL                                                      2 178 472     2 008 104       47.7%       47.4%
Total Capitalization                                           $4 563 062    $4 240 405      100.0%      100.0%
See accompanying notes to consolidated financial statements.

                                                        F-6

CONSOLIDATED STATEMENT OF COMMON EQUITY
Year ended December 31
                                                  Shares        Other     Retained                       Total
                                             Outstanding       Common      Paid-In     Earnings         Common
                                                (Note G)        Stock      Capital     (Note C)         Equity
                                                                          (Thousands of Dollars)
Balance at January 1, 1992                   108 451 312     $135 564     $723 520     $826 570     $1 685 654
Add:
Sale of common stock, net of expenses:
  Public offerings                             3 960 000        4 950       81 544                      86 494
  Dividend Reinvestment and Stock
    Purchase Plan and Employee Stock
    Ownership and Savings Plan                 1 487 424        1 859       31 530                      33 389
Consolidated net income                                                                 203 547        203 547
Deduct:
Dividends on common stock of the
  Company (cash)                                                                        179 739        179 739
Expenses related to subsidiary companies'
  preferred stock transactions                                                 556          980          1 536
Balance at December 31, 1992                 113 898 736     $142 373     $836 038     $849 398     $1 827 809
Add:
Sale of common stock, net of expenses:
  Public offerings                             2 400 000        3 000       61 057                      64 057
  Dividend Reinvestment and Stock
    Purchase Plan and Employee Stock
    Ownership and Savings Plan                 1 364 846        1 706       34 402                      36 108
Consolidated net income                                                                 215 756        215 756
Deduct:
Dividends on common stock of the
  Company (cash)                                                                        187 475        187 475
Expenses related to common stock split                                         290                         290
Expenses related to subsidiary companies'
  preferred stock transactions                                                 144            6            150
Balance at December 31, 1993                 117 663 582     $147 079     $931 063     $877 673     $1 955 815
Add:
Sale of common stock, net of expenses:
  Dividend Reinvestment and Stock
    Purchase Plan and Employee Stock
    Ownership and Savings Plan                 1 629 372        2 037       32 988                      35 025
Consolidated net income                                                                 263 197        263 197
Deduct:
Dividends on common stock of the
  Company (cash)                                                                        193 951        193 951
Expenses related to 1993 public offerings                                       79                          79
Expenses related to common stock split                                         237                         237
Expenses related to subsidiary companies'
  preferred stock transactions                                                 466                         466
Balance at December 31, 1994                 119 292 954     $149 116     $963 269     $946 919     $2 059 304
See accompanying notes to consolidated financial statements.

                                                        F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company and its subsidiaries (companies) are subject to regulation by the Securities and Exchange
Commission. The regulated subsidiaries are subject to regulation by various state bodies having jurisdiction and by the Federal Energy Regulatory Commission (FERC).
Significant accounting policies of the Company and its subsidiaries are summarized below.

CONSOLIDATION:
The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions.

REVENUES:
Beginning in 1994, revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers, by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. In 1993 and 1992, revenues were recorded for billings rendered to customers, except for a portion of unbilled revenues in West Virginia.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used by the subsidiaries for computing AFUDC in 1994, 1993, and 1992 averaged 9.00%, 9.37%, and 9.19%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates.

DEPRECIATION AND MAINTENANCE:
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.3% of average depreciable property in 1994, 3.4% in 1993, and 3.3% in 1992. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INVESTMENTS:
The investment in subsidiaries consolidated represents the excess of acquisition cost over book equity
(goodwill) prior to 1966. Goodwill is not being amortized because, in management's opinion, there has been no reduction in its value.
Other investments primarily represent the estimated cash surrender values and prepayments of purchased life insurance contracts on certain qualifying management employees under an executive life insurance plan and a supplemental executive retirement plan (Secured Benefit Plan).
Payment of future premiums
will fully fund these benefits.

INCOME TAXES:
Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities recorded in accordance with the Financial Accounting
Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes", represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed utilizing the most current tax rates.
Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances of which are being amortized over estimated service lives of the related properties.

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

The subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary Association (VEBA) trust funds an amount equal to the annual cost as determined by SFAS No. 106 (described below). Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.
The FASB has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS
No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions", respectively. The subsidiaries record annual pension expense in accordance with SFAS No. 87. Prior to 1994, regulatory deferrals of these benefit expenses were recorded pursuant to SFAS No.
71, "Accounting for the Effects of Certain Types of Regulation", for those jurisdictions which reflected as net expense the funding of pensions and cash payments of other benefits in the ratemaking process. Regulatory deferrals of SFAS No. 106 benefits expenses were recorded for those jurisdictions in which SFAS No. 106 costs were not yet included in rates.

ASSET WRITE-OFF:
In 1994, the subsidiaries wrote off $9.2 million ($5.3 million net of income taxes) of previously accumulated costs related to a potential future power plant site and a proposed transmission line. In the industry's more competitive environment, it is no longer reasonable to assume future recovery of these costs in rates.

ACCOUNTING CHANGES:
Effective January 1, 1994, the subsidiaries changed their revenue recognition method to include the accrual of estimated unbilled revenues for electric services. This change results in a better matching of revenues and expenses, and is consistent with predominant utility industry practice. Previously, in accordance with ratemaking procedures followed in West Virginia, Monongahela Power Company had recorded a portion of revenues for service rendered but unbilled at year-end. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the consolidated statement of income for 1994, resulted in a benefit of $43.4 million (after related income taxes of $28.9 million), or $.37 per share of common stock. The effect of the change on the current year's consolidated income before the cumulative effect of accounting change, as well as on 1993 and 1992 consolidated net income, is not material.
Effective January 1, 1993, the subsidiaries adopted SFAS No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions". Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective January 1, 1993, the subsidiaries adopted SFAS No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes.

NOTE B--INCOME TAXES:
Details of federal and state income tax provisions are:
                                      1994         1993          1992
                                           (Thousands of Dollars)
Income taxes--current:
  Federal                         $114 263     $110 815     $  92 937
  State                             15 633       20 732         4 144
    Total                          129 896      131 547        97 081
Income taxes--deferred,
  net of amortization               33 994        6 034        28 318
Investment credit disallowed                                     (404)
Amortization of deferred
  investment credit                 (8 310)      (8 422)       (8 335)
    Total income taxes             155 580      129 159       116 660
Income taxes--credited (charged)
  to other income and deductions     3 058       (1 029)       (1 287)
Income taxes--charged to
  accounting change (including
  state income taxes)              (28 887)
Income taxes--charged to
  operating income                $129 751     $128 130     $115 373

The total provision for income taxes is different than the amount produced by applying the federal income statutory tax rate to financial accounting income, as set forth below:
                                      1994         1993         1992
                                          (Thousands of Dollars)
Financial accounting income
  before cumulative effect of
  accounting change, preferred
  dividends, and income taxes     $369 598     $360 984     $337 155
Amount so produced                $129 400     $126 300     $114 600
Increased (decreased) for:
  Tax deductions for which
  deferred tax was not provided:
    Lower tax depreciation           8 000        8 800        7 600
    Plant removal costs             (5 600)      (6 000)      (6 500)
  State income tax, net of
    federal income tax benefit      11 600       15 000       12 600
  Amortization of deferred
    investment credit               (8 310)      (8 422)      (8 335)
  Other, net                        (5 339)      (7 548)      (4 592)
    Total                         $129 751     $128 130     $115 373

Federal income tax returns through 1991 have been examined and substantially settled.
In adopting SFAS No. 109, the subsidiaries recognized a
significant increase in both deferred tax assets and
liabilities.  At December 31, the deferred tax assets and
liabilities were comprised of the following:
                                                   1994          1993
                                                 (Thousands of Dollars)
Deferred tax assets:
  Unamortized investment tax credit           $  99 821    $  105 289
  Unbilled revenue                               13 043        38 363
  Tax interest capitalized                       33 773        22 236
  Contributions in aid of construction           18 742        17 176
  State tax loss carryback/carryforward           8 256        14 560
  Other                                          40 927        21 658
                                                214 562       219 282

Deferred tax liabilities:
  Book vs. tax plant basis differences, net   1 123 763     1 051 500
  Other                                          51 996        42 122
                                              1 175 759     1 093 622
Total net deferred tax liabilities              961 197       874 340
Add portion above included in current
  assets (liabilities)                           10 916          (645)
Total long-term net deferred tax liabilities $  972 113    $  873 695

It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the subsidiaries have recorded regulatory assets of $605 million which offset the increase in deferred tax liabilities. Regulatory liabilities of $105 million have been recorded which offset the increase in deferred tax assets in order to reflect the subsidiaries' obligation to pass such tax benefits on to their customers as the benefits are realized in cash in future years.

NOTE C--DIVIDEND RESTRICTION:
Supplemental indentures relating to most outstanding bonds of the subsidiaries contain dividend restrictions under the most restrictive of which $461,539,000 of consolidated retained earnings at December 31, 1994, is not available for cash dividends on their common stocks, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by a subsidiary as a capital contribution or as the proceeds of the issue and sale of shares of such subsidiary's common stock.

NOTE D--PENSION BENEFITS:
Net pension costs, a portion of which (about 25% to 30%) was charged to plant construction, included the
following components:
                                        1994        1993        1992
                                           (Thousands of Dollars)
Service cost--benefits earned        $14 940     $13 361     $12 402
Interest cost on projected benefit
  obligation                          38 630      37 387      36 049
Actual return on plan assets             (61)    (89 680)    (65 641)
Net amortization and deferral        (48 983)     43 653      21 344
SFAS No. 87 pension cost               4 526       4 721       4 154
Regulatory reversal (deferral)         6 681      (1 509)     (3 862)
Net pension cost                     $11 207     $ 3 212     $   292

The benefits earned to date and funded status at December 31 using a measurement date of September 30 were as
follows:
                                                    1994        1993
                                                 (Thousands of Dollars)
Actuarial present value of accumulated
  benefit obligation earned to date
  (including vested benefit of $403,610,000
  and $401,986,000)                             $429 998    $429 360
Funded status:
  Actuarial present value of projected
    benefit obligation                          $529 411    $546 776
  Plan assets at market value, primarily
    common stocks and fixed income securities    573 122     602 194
  Plan assets in excess of projected benefit
    obligation                                   (43 711)    (55 418)
  Add:
    Unrecognized cumulative net gain from
      past experience different from that
      assumed                                     52 078      58 402
    Unamortized transition asset, being
      amortized over 14 years beginning
      January 1, 1987                             18 882      22 028
  Less unrecognized prior service cost due
    to plan amendments                            10 650      12 939
  Pension cost liability at September 30          16 599      12 073
  Fourth quarter contributions                     7 800        --
  Pension liability at December 31              $  8 799    $ 12 073

In determining the actuarial present value of the projected benefit obligation at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 7.75%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.25%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1994, 1993, and 1992.

NOTE E--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The subsidiaries adopted SFAS No. 106 as of January 1, 1993, which requires accrual of postretirement benefits
other than pensions (principally health care and life insurance)
for employees and covered dependents during
the years the employees render the necessary service to receive such benefits.  Prior to 1993, medical expenses
and life insurance premiums paid by the subsidiaries for retired employees and their dependents were recorded in expense in the period in which they were paid ($6,553,000 in
1992).
SFAS No. 106 postretirement cost in 1994 and 1993, a portion of which (about 25% to 30%) was charged to plant
construction, included the following components:
                                                    1994        1993
                                                 (Thousands of Dollars)
Service cost--benefits earned                    $ 3 058     $ 2 000
Interest cost on accumulated postretirement
  benefit obligation                              13 732      11 300
Actual loss (return) on plan assets                  135         (24)
Amortization of unrecognized transition
  obligation                                       7 300       7 300
Other net amortization and deferral                  206          24
SFAS No. 106 postretirement cost                  24 431      20 600
Regulatory deferral                               (3 908)     (4 790)
Net postretirement cost                          $20 523     $15 810

The benefits earned to date and funded status at December 31 using a measurement date of September 30 were as
follows:
                                                    1994        1993
                                                 (Thousands of Dollars)
Accumulated postretirement benefit obligation:
  Retirees                                      $118 518    $115 019
  Fully eligible employees                        24 791      24 135
  Other employees                                 52 914      55 255
    Total obligation                             196 223     194 409
Plan assets at market value                       19 791       4 646
Accumulated postretirement benefit obligation
  in excess of plan assets                       176 432     189 763
Less:
  Unrecognized cumulative net loss from past
    experience different from that assumed        34 190      41 450
  Unrecognized transition obligation, being
    amortized over 20 years beginning
    January 1, 1993                              130 900     138 200
Postretirement benefit liability at
  September 30                                    11 342      10 113
Fourth quarter contributions and benefit
  payments                                         5 826       4 549
Postretirement benefit liability at
  December 31                                   $  5 516    $  5 564

The plan assets at market value are comprised of fixed income securities, common stocks, and a short-term investment fund in 1994; and a short-term investment fund in 1993.
The unfunded accumulated postretirement benefit obligation (APBO) at January 1, 1993, of $145,500,000
(transition obligation) is being amortized prospectively over 20 years as permitted by SFAS No. 106.
In determining the APBO at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 8%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.5%, respectively. The 1994 expected long-term rate of return on assets was 8.25% net of tax. For measurement purposes, a health care trend rate of 9% for 1995, declining 1% each year thereafter to 6.75% in the year 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1994, by $13.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $1.3 million. The subsidiaries have been authorized recovery of approximately 90% of SFAS No. 106 expenses in rates.

NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS:
The carrying amounts and estimated fair value of financial instruments at December 31, 1994 and 1993 were as follows:

                                          1994                        1993
                                 Carrying         Fair       Carrying         Fair
                                  Amount         Value        Amount         Value
                                               (Thousands of Dollars)
Assets:
  Temporary cash investments    $       73    $       73    $      244    $      244
  Life insurance contracts          35 584        33 884        23 971        24 032
Liabilities:
  Short-term debt                  126 818       126 818       130 636       130 636
  Mandatorily redeemable
    preferred stock                 26 400        25 542        27 600        28 566
  Long-term debt                 2 224 606     2 114 871     2 054 937     2 129 923

The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of mandatorily redeemable preferred stock was estimated based on quoted market prices. The fair value of long-term debt was estimated based on actual market prices or market prices of similar issues. The fair value of the life insurance contracts in Note A was estimated based on cash surrender value. The Company does not have any financial instruments held or issued for trading purposes.

For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

NOTE G--STOCKHOLDERS' EQUITY:
COMMON STOCK:
In November 1993, the common shareholders approved a two-for-one split of the Company's common stock effective
November 4, 1993. The stock split reduced the par value of the common stock from $2.50 per share to $1.25 per share and increased the number of authorized shares of common stock from 130,000,000 to 260,000,000. The number of common stock shares outstanding and per share information for all periods reflect the two-for-one split.

PREFERRED STOCK:
In May 1994, Monongahela issued 500,000 shares of Series L, $7.73 preferred stock with par value of $100 per share. This Series is not redeemable prior to August 1, 2004. All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share. The holders of West Penn Power Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

MANDATORILY REDEEMABLE PREFERRED STOCK:
The Potomac Edison Company's $7.16 preferred stock is entitled to a cumulative sinking fund sufficient to retire
12,000 shares each year at $100 a share plus accrued dividends.
That subsidiary has the noncumulative option in each year to retire up to an additional 12,000 shares at the same price. The call price declines in future years.

NOTE H--LONG-TERM DEBT:
Maturities for long-term debt for the next five years are: 1995, $28,000,000; 1996, $43,575,000; 1997,
$26,900,000; 1998, $227,136,000; and 1999, $5,300,000.
Substantially all of the properties of the subsidiaries are held subject to the lien securing each subsidiary's first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes.
Commercial paper borrowings issuable by Allegheny Generating Company are backed by a revolving credit agreement with a group of seven banks which provides for loans of up to $50 million at any one time outstanding through 1998. Each bank has the option to discontinue its loans after 1998 upon three years' prior written notice.
Without such notice, the loans are automatically extended for one year. However, to the extent that funds are available from the companies, Allegheny Generating Company borrowings are made through an internal money pool as described in Note I.

NOTE I--SHORT-TERM DEBT:
To provide interim financing and support for outstanding
commercial paper, lines of credit have been established
with several banks. The companies have fee arrangements on all of their lines of credit and no compensating balance requirements.  At December 31, 1994, unused lines of credit with banks were $202,150,000.  In addition
to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, a multi-year credit program was established which provides that the subsidiaries may borrow up to $300 million on a standby revolving credit basis. Short-term debt outstanding for 1994 and 1993 consisted of:
                                           1994    1993
                                      (Thousands of Dollars)
Balance at end of year:
  Commercial Paper            $103,968 -- 6.06%    $54,811 -- 3.31%
  Notes Payable to Banks        22,850 -- 5.92%     75,825 -- 3.45%
Average amount outstanding
  during the year:
    Commercial Paper            67,290 -- 4.25%     21,567 -- 3.24%
    Notes Payable to Banks      33,273 -- 4.17%     25,597 -- 3.19%

NOTE J--COMMITMENTS AND CONTINGENCIES:
CONSTRUCTION PROGRAM:
The subsidiaries have entered into commitments for their construction programs, for which expenditures are estimated to be $341 million for 1995 and $284 million for 1996. These estimates include expenditures for the program of complying with the Clean Air Act Amendments of 1990
(CAAA) as discussed below.
ENVIRONMENTAL MATTERS:
The companies are subject to various laws, regulations, and uncertainties as to environmental matters.
Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations.
Construction estimates for 1995 and 1996 include $61 million and $7 million, respectively, for compliance with Phase I of the CAAA. Through 1998, annual construction expenditures are not expected to significantly exceed
1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.

LITIGATION:
In the normal course of business, the companies become involved in various legal proceedings. The companies do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

                                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company


         In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes A, B and F to the financial statements, the Company changed its method of accounting for revenue recognition in 1994 and for income taxes and postretirement benefits other than pensions in 1993.


                                                   PRICE WATERHOUSE LLP
                                                   PRICE WATERHOUSE LLP

New York, New York
February 2, 1995

                                                     F-18

Monongahela

STATEMENT OF INCOME

                                                 YEAR ENDED DECEMBER 31
                                           1994             1993            1992
                                                 (Thousands of Dollars)

Electric Operating Revenues:
  Residential                               $190 861        $185 141        $169 589
  Commercial                                 116 201         110 762         102 709
  Industrial                                 202 181         187 669         186 442
  Nonaffiliated utilities                     79 701          86 032         119 628
  Other, including affiliates                 91 186          72 240          53 595
    Total Operating Revenues                 680 130         641 844         631 963
Operating Expenses:
  Operation:
    Fuel                                     150 088         144 408         149 219
    Purchased power and exchanges, net       161 839         155 602         153 272
    Deferred power costs, net (Note A)         7 604          (2 489)          5 468
    Other                                     74 907          66 506          64 043
    Maintenance                               69 389          67 770          62 909
    Depreciation                              57 952          56 056          53 865
    Taxes other than income taxes             40 404          34 076          33 207
    Federal and state
      income taxes (Note B)                   30 712          33 612          27 919
      Total Operating Expenses               592 895         555 541         549 902
    Operating Income                          87 235          86 303          82 061
Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction (Note A)               1 566           3 092           2 007
  Other income, net                            7 911           7 203           8 388
    Total Other Income and Deductions          9 477          10 295          10 395
  Income Before Interest Charges              96 712          96 598          92 456
Interest Charges:
  Interest on long-term debt                  35 187          35 555          34 241
  Other interest                               2 969           2 033           1 772
  Allowance for borrowed funds used
    during construction (Note A)              (1 380)         (2 688)         (1 901)
    Total Interest Charges                    36 776          34 900          34 112
  Income Before Cumulative Effect
    of Accounting Change                      59 936          61 698          58 344
  Cumulative Effect of
    Accounting Change, net (Note A)            7 945
  Net Income                                 $67 881         $61 698         $58 344

                                                     F-19

STATEMENT OF RETAINED EARNINGS
Balance at January 1                        $185 486        $178 084        $171 307
Add:
  Net income                                  67 881          61 698          58 344
                                             253 367         239 782         229 651
Deduct:
  Dividends on capital stock:
    Preferred stock                            7 260           4 458           4 845
    Common stock                              47 481          49 838          46 532
    Charge on redemption of preferred stock                                      190
      Total Deductions                        54 741          54 296          51 567
  Balance at December 31 (Note C)           $198 626        $185 486        $178 084

See accompanying notes to financial statements.

                                                     F-20
Monongahela Power Company

STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31
                                           1994             1993            1992
                                                   (Thousands of Dollars)

Cash Flows from Operations:
  Net income                               $67 881          $61 698          $58 344
  Depreciation                              57 952           56 056           53 865
  Deferred investment credit and
    income taxes, net                        3 350            6 352            6 982
  Deferred power costs, net                  7 604           (2 489)           5 468
  Unconsolidated subsidiaries'
    dividends in excess of earnings          1 647            1 971            2 552
  Allowance for other than borrowed
    funds used during construction          (1 566)          (3 092)          (2 007)
  Cumulative effect of accounting
    change before income taxes (Note A)     (13 279)
  Changes in certain current assets and
    liabilities:
  Accounts receivable, net, excluding
    cumulative effect of accounting
    change (Note A)                           4 756           (8 412)         (1 386)
  Materials and supplies                     (5 944)          12 917          (7 434)
  Accounts payable                           (2 044)             129          10 599
  Taxes accrued                                (950)          (5 674)         (8 441)
  Interest accrued                              286              290           1 178
  Other, net                                  1 731            3 296            (558)
                                            121 424          123 042         119 162
Cash Flows from Investing:
  Construction expenditures                (103 975)        (140 748)      (126 422)
  Allowance for other than borrowed
    funds used during construction            1 566            3 092           2 007
                                           (102 409)        (137 656)       (124 415)
Cash Flows from Financing:
  Sale of common stock                                                        40 000
  Sale of preferred stock                    49 635
  Retirement of preferred stock                                               (5 194)
  Issuance of long-term debt                  9 718           82 331         156 311
  Retirement of long-term debt                               (68 471)        (89 414)
  Short-term debt, net                      (26 530)          63 100         (53 117)
  Notes payable to affiliates                 2 900           (8 030)          8 030
Dividends on capital stock:
    Preferred stock                          (7 260)          (4 458)        (4 845)
    Common stock                            (47 481)         (49 838)       (46 532)
                                            (19 018)          14 634          5 239
Net Change in Cash and
  Temporary Cash Investments (Note G)            (3)              20            (14)
  Cash and Temporary Cash Investments
    at January 1                                135              115            129
  Cash and Temporary Cash Investments
    at December 31                             $132             $135           $115
  Supplemental cash flow information
Cash paid during the year for:
   Interest (net of amount capitalized)     $35 347          $33 941        $32 486
   Income taxes                              29 939           30 982         22 946

See accompanying notes to financial statements.

BALANCE SHEET
                                                       DECEMBER 31
                                                   1994             1993
                                                   (Thousands of Dollars)

ASSETS
  Property, Plant, and Equipment:
    At original cost, including $35,856,000 and
      $144,621,000 under construction              $1 763 533      $1 684 322
    Accumulated depreciation                         (701 271)       (664 947)
                                                    1 062 262       1 019 375
  Investments:
    Allegheny Generating Company-common stock
      at equity (Note D)                                60 137          61 698
    Other                                                  509             595
                                                        60 646          62 293
  Current Assets:
    Cash                                                    132            135
  Accounts receivable:
    Electric service, net of $1,912,000 and
      $1,084,000 uncollectible allowance (Note A)       62 631          48 995
    Affiliated and other                                 9 483          14 596
  Materials and supplies-at average cost:
     Operating and construction                         24 563          22 393
     Fuel                                               23 678          19 904
     Prepaid taxes                                      17 599          19 788
     Deferred power costs (Note A)                       1 852          10 823
     Other                                               5 328           3 772
                                                       145 266         140 406
  Deferred Charges:
    Regulatory assets (Note B)                         186 109         162 842
    Unamortized loss on reacquired debt                 11 500          12 229
    Other                                               10 700          10 308
                                                       208 309         185 379
      Total                                         $1 476 483      $1 407 453

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, other paid-in capital, and retained
    earnings (Notes C and H)                        $  495 693      $  483 030
  Preferred stock, not subject to mandatory
    redemption (Note H)                                114 000          64 000
  Long-term debt (Note I)                              470 131         460 129
                                                     1 079 824       1 007 159
Current Liabilities:
  Short-term debt (Note J)                              36 570          63 100
  Notes payable to affiliates (Note J)                   2 900
  Accounts payable                                      31 871          31 752
  Accounts payable to affiliates                         6 021           8 184
Taxes accrued:
  Federal and state income                                 118
  Other                                                 20 193          21 261
  Interest accrued                                      10 927          10 641
  Other                                                 16 455          18 994
                                                       125 055         153 932
Deferred Credits and Other Liabilities:
  Unamortized investment credit                         24 734          26 883
  Deferred income taxes                                216 264         192 466
  Regulatory liabilities (Note B)                       19 974          19 179
  Other                                                 10 632           7 834
                                                       271 604         246 362
  Commitments and Contingencies (Note K)
    Total                                           $1 476 483      $1 407 453
See accompanying notes to financial statements.

                                                     F-22

STATEMENT OF CAPITALIZATION

                                                                         DECEMBER 31
                                                            1994            1993             1994     1993
                                                            (Thousands of Dollars)   (Capitalization Ratios)

Common Stock:
  Common stock-par value $50 per share, authorized
    8,000,000 shares, outstanding 5,891,000 shares
    (issued 800,000 shares in 1992)                         $294 550        $294 550
  Other paid-in capital (Note H)                               2 517           2 994
  Retained earnings (Note C)                                 198 626         185 486
    Total                                                    495 693         483 030         45.9%    48.0%
Preferred Stock (not subject to mandatory redemption):
  Cumulative preferred stock-par value $100 per share,
    authorized 1,500,000 shares, outstanding as follows
(Note H):

                 December 31, 1994
                                  Regular
                 Shares           Call Price       Date of
Series           Outstanding      Per Share         Issue
4.40%             90 000          $106.50           1945       9 000          9 000
4.80% B           40 000           105.25           1947       4 000          4 000
4.50% C           60 000           103.50           1950       6 000          6 000
$6.28 D           50 000           102.86           1967       5 000          5 000
$7.36 E           50 000           103.36           1968       5 000          5 000
$8.80 G           50 000           104.20           1971       5 000          5 000
$7.92 H           50 000           103.52           1972       5 000          5 000
$7.92 I          100 000           103.52           1973      10 000         10 000
$8.60 J          150 000           103.33           1976      15 000         15 000
$7.73 L          500 000           100.00           1994      50 000
    Total (annual dividend requirements $8,323,000)          114 000         64 000           10.6     6.3

Long-Term Debt (Note I):
First mortgage
bonds:     Date of           Date          Date
           Issue          Redeemable       Due

5-1/2%      1966            1994           1996               18 000         18 000
6-1/2%      1967            1994           1997               15 000         15 000
5-5/8%      1993            2000           2000               65 000         65 000
7-3/8%      1992            2002           2002               25 000         25 000
7-1/4%      1992            2002           2007               25 000         25 000
8-7/8%      1989            1994           2019               70 000         70 000
8-5/8%      1991            2001           2021               50 000         50 000
8-1/2%      1992            1997           2022               65 000         65 000
8-3/8%      1992            2002           2022               40 000         40 000

                                  Interest Rate
Secured notes due 1998-2024
                                  5.95%-7.75%                  74 050         65 225
Unsecured notes due 1996-2012     6.30%-6.40%                   7 560          7 560
Installment purchase obligations
  due 1998                        6.875%                       19 100         19 100
Unamortized debt discount and premium, net                     (3 579)        (3 785)
  Total (annual interest requirements $35,550,131)            470 131        461 100           42.8     42.7
  Less amount on deposit with trustee                                            971
  Total                                                       470 131        460 129           43.5     45.7
  Total Capitalization                                      $1 079 824      $1 007 159        100.0    100.0%

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

Note A-Summary of Significant Accounting Policies:
  The Company is a wholly-owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System).
  The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.

REVENUES:
  Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. This procedure has been utilized for a number of years in West Virginia, as required by the Public Service Commission of West Virginia, and was adopted for all revenues beginning in 1994.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:
  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1994, 1993, and 1992 were 8.16%, 8.69%, and 8.23%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates.

DEPRECIATION AND MAINTENANCE:
  Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.6% of average depreciable property in 1994 and 3.8% in each of the years 1993 and 1992.
  The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INCOME TAXES:
  The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.
  Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities recorded in accordance with the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed utilizing the most current tax rates.
  Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances of which are being amortized over estimated service lives of the related properties.

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

  The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary Association (VEBA) trust funds an amount equal to the annual cost as determined by SFAS No. 106 (described below). Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.
  The FASB has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", respectively. The Company records annual pension expense in accordance with SFAS No. 87. Prior to 1994, regulatory deferrals of these benefit expenses were recorded pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", for West Virginia and Ohio jurisdictions. These jurisdictions reflected as net expense the funding of pensions and cash payments of other benefits in the ratemaking process. Regulatory deferrals of SFAS No. 106 benefits expenses were recorded for Ohio and West Virginia jurisdictions in which SFAS No. 106 costs were not yet included in rates.

ACCOUNTING CHANGES:
  Effective January 1, 1994, the Company changed its revenue recognition method for revenues to include the accrual of estimated unbilled revenues for electric services. This change results in a better matching of revenues and expenses, and is consistent with predominant utility industry practice and the practice used in West Virginia for a number of years. The cumulative effect of this accounting change for the years prior to the adoption of this practice, including West Virginia, is shown separately in the statement of income for 1994, and resulted in a benefit of $7.9 million (after related income taxes of $5.4 million). The effect of the change on the current year's income before the cumulative effect of accounting change, as well as on 1993 and 1992 net income, is not material.
  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes.

Note B-Income Taxes:
  Details of federal and state income tax provisions are:
                                                   1994     1993    1992
                                                   (Thousands of Dollars)

Income taxes-current:
  Federal                                          $27 793  $25 618 $20 365
  State                                              4 841    1 692     830
    Total                                           32 634   27 310  21 195
Income taxes-deferred, net of amortization           5 499    8 517   9 364
Investment credit disallowed                                           (207)
Amortization of deferred investment credit         (2 149)  (2 165)  (2 175)
  Total income taxes                                35 984   33 662  28 177
Income taxes-credited (charged) to other income         63     (50)    (258)
Income taxes-charged to accounting change (including
  state income taxes)                               (5 335)
Income taxes-charged to operating income           $30 712  $33 612 $27 919

  The total provision for income taxes is different than the amount produced by applying the federal income statutory tax rate to financial accounting income as set forth below:

                                                   1994     1993    1992
                                                   (Thousands of Dollars)
Financial accounting income before cumulative effect
  of accounting change and income taxes            $90 648  $95 310 $86 263
Amount so produced                                 $31 700  $33 400 $29 300
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation                         5 400    5 700   4 900
   Plant removal costs                             (2 100)  (3 000)  (2 600)
   State income tax, net of federal
     income tax benefit                              3 500    3 800   3 800
   Amortization of deferred investment credit      (2 149)  (2 165) (2 175)
   Equity in earnings of subsidiaries              (2 800)  (2 500) (2 800)
   Adjustments of provisions for prior years       (1 900)      400   (100)
   Other, net                                        (939)  (2 023) (2 406)
     Total                                         $30 712  $33 612 $27 919

  Federal income tax returns through 1991 have been examined and substantially settled.

  In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December
31, the deferred tax assets and liabilities were comprised of the following:

                                                            1994            1993
                                                            (Thousands of Dollars)
Deferred tax assets:
  Unamortized investment tax credit                         $16 604         $18 043
  Unbilled revenue                                                             4 181
  Tax interest capitalized                                     4 907           2 430
  Contributions in aid of construction                         2 223           2 058
  Vacation pay                                                   760           1 958
  Advances for construction                                    1 771           1 601
  Other                                                        9 987           4 455
                                                              36 252          34 726
Deferred tax liabilities:
  Book vs. tax plant basis differences, net                  228 997         205 829
  Other                                                       22 425          23 411
                                                             251 422         229 240
Total net deferred tax liabilities                           215 170         194 514
Add portion above included in
  current assets (liabilities)                                 1 094          (2 048)
Total long-term net deferred tax liabilities                $216 264        $192 466

  It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets of $174 million which offset the increase in deferred tax liabilities. Regulatory liabilities of $20 million have been recorded which offset the increase in deferred tax assets in order to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years.

Note C-Dividend Restriction:
  Supplemental indentures relating to most outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $103,482,000 of retained earnings at December 31, 1994, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

Note D-Allegheny Generating Company:
  The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, a nonaffiliated utility.
  AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. Through February 29, 1992, AGC's return on equity
(ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC.

  In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the West Virginia PSC, Maryland People's Counsel, and Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE to 10%. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law Judge (ALJ) on December 21, 1993, for an ROE of 10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation were filed by all parties for consideration by the FERC. On January 28, 1994, the JCA filed a joint complaint with the FERC against AGC claiming that both the existing ROE of 11.53% and the ROE recommended by the ALJ of 10.83% were unjust and unreasonable. This new complaint requested an ROE of 8.53% with rates subject to refund beginning April 1, 1994. Hearings were completed in November 1994 and a recommendation was issued by an ALJ on December 22, 1994, dismissing the JCA's complaint. A settlement agreement for both cases is currently pending, which would reduce AGC's ROE to 11.13% for the period from March 1, 1992, through December 31, 1994, and increase AGC's ROE to 11.20% for the period from January 1, 1995, through December 31, 1995.
  Following is a summary of financial information for AGC:

                                                                December 31
                                                            1994            1993
                                                            (Thousands of Dollars)

Balance sheet information:
  Property, plant, and equipment                            $680 749        $696 529
  Current assets                                               5 991          11 063
  Deferred charges                                            27 496          28 337
  Total assets                                              $714 236        $735 929
  Total capitalization                                      $489 894        $505 708
  Current liabilities                                          6 484          21 891
  Deferred credits                                           217 858         208 330
    Total capitalization and liabilities                    $714 236        $735 929

                                                            Year Ended December 31
                                                   1994             1993             1992
(Thousands of Dollars)
Income statement information:
  Electric operating revenues                      $91 022          $90 606          $96 147
  Operation and maintenance expense                  6 695            6 609            6 094
  Depreciation                                      16 852           16 899           16 827
  Taxes other than income taxes                      5 223            5 347            5 236
  Federal income taxes                              14 737           13 262           14 702
  Interest charges                                  17 809           21 635           22 585
  Other income, net                                    (11)            (328)             (21)
  Net income                                       $29 717          $27 182          $30 724

  Results for 1994 reflect the effect of the pending settlement agreement. The Company's share of the equity in earnings above was $8.0 million, $7.3 million, and $8.3 million for 1994, 1993, and 1992, respectively, and is included in other income, net, on the Statement of Income.

Note E-Pension Benefits:
  The Company's share of net pension costs under the System's pension plan, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:

                                                   1994             1993             1992
                                                        (Thousands of Dollars)
Service cost - benefits earned                     $ 3 677          $  3 198         $ 3 054
Interest cost on projected benefit obligation        9 045             8 577           8 470
Actual loss (return) on plan assets                     87           (22 606)        (14 863)
Net amortization and deferral                      (11 563)           12 048           4 453
SFAS No. 87 pension cost                             1 246             1 217           1 114
Regulatory reversal (deferral)                       3 718            (1 179)         (1 114)
Net pension cost                                   $ 4 964          $     38         $ ----

  The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                                   1994             1993
                                                   (Thousands of Dollars)
Actuarial present value of accumulated benefit
  obligation earned to date (including vested benefit
  of $92,823,000 and $91,750,000)                  $ 99 605         $ 98 898
Funded status:
  Actuarial present value of projected
    benefit obligation                             $123 935         $128 201
  Plan assets at market value, primarily
    common stocks and fixed income securities       134 166          141 195
  Plan assets in excess of projected
    benefit obligation                              (10 231)         (12 994)
Add:
  Unrecognized cumulative net gain from past experience
    different from that assumed                      13 969           15 187
  Unamortized transition asset, being amortized over
    14 years beginning January 1, 1987                3 988            4 711
  Less unrecognized prior service cost
    due to plan amendments                            2 471            2 891
  Pension cost liability at September 30              5 255            4 013
  Fourth quarter contributions                        1 829              -
  Pension liability at December 31                   $3 426           $4 013

  The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.
  In determining the actuarial present value of the projected benefit obligation at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 7.75%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.25%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1994, 1993, and 1992.

Note F-Postretirement Benefits Other Than Pensions:
  The Company adopted SFAS No. 106 as of January 1, 1993, which requires accrual of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents during the years the employees render the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the Company for retired employees and their dependents were recorded in expense in the period in which they were paid ($2,390,000 in 1992).
  SFAS No. 106 postretirement cost in 1994 and 1993, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:


                                                   1994             1993
                                                   (Thousands of Dollars)
Service cost - benefits earned                     $  764           $  478
Interest cost on accumulated postretirement
  benefit obligation                                3 655            2 819
Actual loss (return) on plan assets                    38               (5)
Amortization of unrecognized transition
  obligation                                        1 783            1 772
Other net amortization and deferral                    50                5
SFAS No. 106 postretirement cost                    6 290            5 069
Regulatory deferral                                (3 450)          (1 981)
Net postretirement cost                            $2 840           $3 088

  The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                                   1994             1993
                                                   (Thousands of Dollars)
Accumulated postretirement benefit obligation:
  Retirees                                         $33 528          $32 469
  Fully eligible employees                           4 947            4 348
  Other employees                                   14 458           14 664
    Total obligation                                52 933           51 481
Plan assets at market value                          5 338            1 230
Accumulated postretirement benefit obligation in excess of
  plan assets                                       47 595           50 251
Less:
  Unrecognized cumulative net loss from past
  experience different from that assumed            12 752           14 161
  Unrecognized transition obligation, being
    amortized over 20 years beginning
    January 1, 1993                                 32 368           34 059
  Postretirement benefit liability at
    September 30                                     2 475            2 031
  Fourth quarter contributions and
    benefit payments                                 1 437              997
  Postretirement benefit liability at December 31   $1 038           $1 034

  The plan assets at market value are comprised of fixed income securities, common stocks, and a short-term investment fund in 1994; and a short-term investment fund in 1993.
  The unfunded accumulated postretirement benefit obligation
(APBO) at January 1, 1993, of $35,800,000 (transition obligation), is being amortized prospectively over 20 years as permitted by SFAS No. 106.
  In determining the APBO at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 8%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.5%, respectively. The 1994 expected long-term rate of return on assets was 8.25% net of tax. For measurement purposes, a health care trend rate of 9% for 1995, declining 1% each year thereafter to 6.75% in the year 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1994, by $3.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $.3 million.

Note G-Fair Value of Financial Instruments:
  The carrying amounts and estimated fair value of financial instruments at December 31, 1994 and 1993 were as follows:

                                  1994                              1993
                          Carrying         Fair             Carrying        Fair
                          Amount           Value            Amount          Value
                                           (Thousands of Dollars)

Liabilities:
Short-term debt           $ 36 570         $ 36 570         $ 63 100        $ 63 100
Long-term debt             473 710          458 714          464 885         485 713

  The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt was estimated based on actual market prices or market prices of similar issues. The Company does not have any financial instruments held or issued for trading purposes.
  For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Note H-Stockholders' Equity:
COMMON STOCK AND OTHER PAID-IN CAPITAL:
  In September 1992, the Company issued and sold to its parent, 800,000 shares of its common stock at $50 per share. Other paid-in capital decreased $477,000 in 1994 as a result of underwriting fees and commissions associated with the Company's sale of $50 million of preferred stock. Other paid-in capital decreased $4,000 in 1992 as a result of a preferred stock redemption.
PREFERRED STOCK:
  In May 1994, the Company issued 500,000 shares of Series L, $7.73 cumulative preferred stock with par value of $100 per share. This Series is not redeemable prior to August 1, 2004. All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Note I-Long-Term Debt:
  Maturities for long-term debt for the next five years are:
1995, none; 1996, $18,500,000; 1997, $15,500,000; 1998,
$20,100,000; and 1999, $1,000,000. Substantially all of the
properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

Note J-Short-Term Debt:
  To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $100 million including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, the Company and its affiliates jointly established an aggregate $300 million multi-year credit program which provides that the Company may borrow up to $81 million on a standby revolving credit basis. Short-term debt outstanding for 1994 and 1993 consisted of:

                                           1994             1993
                                           (Thousands of Dollars)
Balance at end of year:
  Commercial Paper                         $24,970-6.21%     -
  Notes Payable to Banks                    11,600-6.43%    $63,100-3.45%
  Money Pool                                 2,900-5.49%     -
Average amount outstanding during the year:
  Commercial Paper                           8,751-3.58%      3,467-3.19%
  Notes Payable to Banks                    15,283-3.89%     10,627-3.20%
  Money Pool                                11,363-4.51%      8,227-3.01%

Note K-Commitments and Contingencies:
CONSTRUCTION PROGRAM:
  The Company has entered into commitments for its construction program, for which expenditures are estimated to be $74 million for 1995 and $70 million for 1996. These estimates include expenditures for the program of complying with the Clean Air Act Amendments of 1990 (CAAA) as discussed below.

ENVIRONMENTAL MATTERS:
  System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations.

Construction estimates for 1995 and 1996 include $11 million and $2 million, respectively, for compliance with Phase I of the CAAA. Through 1998, annual construction expenditures, on average, are not expected to significantly exceed 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.

LITIGATION AND OTHER:
  In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.
  The Company is guarantor as to 27% of a $50 million revolving credit agreement of AGC, which in 1994 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
The Potomac Edison Company


         In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes A, B and F to the financial statements, the Company changed its method of accounting for revenue recognition in 1994 and for income taxes and postretirement benefits other than pensions in 1993.



                                                   PRICE WATERHOUSE LLP
                                                   PRICE WATERHOUSE LLP

New York, New York
February 2, 1995

                                                     F-35
Potomac Edison

STATEMENT OF INCOME
                                                   YEAR ENDED DECEMBER 31
                                           1994             1993            1992
                                                   (Thousands of Dollars)

Electric Operating Revenues:
  Residential                              $296 090         $274 358        $243 413
  Commercial                                135 937          124 667         111 506
  Industrial                                195 089          175 902         157 304
  Nonaffiliated utilities                   107 027          108 132         141 120
  Other, including affiliates                25 222           29 526          34 544
    Total Operating Revenues                759 365          712 585         687 887
Operating Expenses:
  Operation:
    Fuel                                    145 045          143 587         150 218
    Purchased power and exchanges, net      217 137          205 073         201 220
    Deferred power costs, net (Note A)        1 321           (9 953)         (3 850)
    Other                                    85 024           74 438          67 351
    Maintenance                              58 624           64 376          53 141
    Depreciation                             59 989           56 449          53 446
    Taxes other than income taxes            46 740           46 813          45 791
    Federal and state income taxes
      (Note B)                               33 163           30 086          28 422
      Total Operating Expenses              647 043          610 869         595 739
    Operating Income                        112 322          101 716          92 148
Other Income and Deductions:
  Allowance for other than borrowed
   funds used during construction
   (Note A)                                   3 671            4 329           3 204
  Other income, net                          10 243            8 419           9 352
    Total Other Income and Deductions        13 914           12 748          12 556
    Income Before Interest Charges          126 236          114 464         104 704
Interest Charges:
  Interest on long-term debt                 44 706           42 695          38 081
  Other interest                              1 750            1 107           1 311
  Allowance for borrowed funds used
   during construction (Note A)              (2 203)          (2 805)         (2 164)
    Total Interest Charges                   44 253           40 997          37 228
  Income Before Cumulative Effect
    of Accounting Change                     81 983           73 467          67 476
  Cumulative Effect of Accounting
    Change, net (Note A)                     16 471
  Net Income                                $98 454          $73 467         $67 476

                                                     F-36

STATEMENT OF RETAINED EARNINGS
Balance at January 1                       $176 053         $167 412        $160 515
Add:
  Net income                                 98 454           73 467          67 476
                                            274 507          240 879         227 991
Deduct:
  Dividends on capital stock:
    Preferred stock                           4 331            4 434           6 059
    Common stock                             62 454           60 386          53 731
    Charges on redemption of preferred stock                       6             789
      Total Deductions                       66 785           64 826          60 579
  Balance at December 31 (Note C)          $207 722         $176 053        $167 412

See accompanying notes to financial statements.

                                                     F-37

STATEMENT OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31
                                           1994             1993            1992
                                                   (Thousands of Dollars)

Cash Flows from Operations:
  Net income                               $98 454          $73 467         $67 476
  Depreciation                              59 989           56 449          53 446
  Deferred investment credit
   and income taxes, net                    12 688           (3 119)          5 192
  Deferred power costs, net                  1 321           (9 953)         (3 850)
  Unconsolidated subsidiaries'
   dividends in excess of earnings           1 704            2 042           2 642
  Allowance for other than borrowed
   funds used during construction           (3 671)          (4 329)         (3 204)
  Cumulative effect of accounting
  change before income taxes (Note A)      (26 163)
Changes in certain current assets and liabilities:
   Accounts receivable, net, excluding cumulative
    effect of accounting change (Note A)     6 004           (7 640)         (2 431)
   Materials and supplies                   (5 367)          13 971          (7 464)
   Accounts payable                         (9 981)           2 762          17 902
   Taxes accrued                            (1 083)             240            (224)
   Interest accrued                            563            1 664              69
   Other, net                                 (198)          14 006          (1 850)
                                           134 260          139 560         127 704
Cash Flows from Investing:
  Construction expenditures                (142 826)        (179 433)       (153 485)
  Allowance for other than borrowed
   funds used during construction            3 671            4 329            3 204
                                           (139 155)        (175 104)       (150 281)
Cash Flows from Financing:
  Sale of common stock                                       50 000           80 000
  Retirement of preferred stock             (1 190)          (1 611)         (22 056)
  Issuance of long-term debt                86 877          142 171           58 101
  Retirement of long-term debt             (16 000)         (123 888)        (46 782)
  Deposit with trustee for redemption
   of long-term debt                                                          47 431
  Notes receivable from affiliates           2 700           33 400          (38 000)
Dividends on capital stock:
  Preferred stock                           (4 331)          (4 434)          (6 059)
  Common stock                             (62 454)         (60 386)         (53 731)
                                             5 602           35 252           18 904
  Net Change in Cash and Temporary
   Cash Investments (Note G)                   707             (292)          (3 673)
  Cash and Temporary Cash
   Investments at January 1                  1 489            1 781            5 454
  Cash and Temporary Cash Investments
   at December 31                           $2 196           $1 489           $1 781
Supplemental cash flow information  Cash paid during the year for:
  Interest (net of amount capitalized)     $42 680           $37 427          $36 371
  Income taxes                              30 771            30 378           25 180

See accompanying notes to financial statements.

BALANCE SHEET
                                                     DECEMBER 31
                                                   1994             1993
                                                (Thousands of Dollars)

ASSETS
  Property, Plant, and Equipment:
    At original cost, including $76,365,000
     and $208,308,000 under construction           $1 978 396       $1 857 961
    Accumulated depreciation                         (673 853)        (632 269)
                                                    1 304 543        1 225 692
  Investments and Other Assets:
    Allegheny Generating Company - common stock
      at equity (Note D)                               62 364           63 983
    Other                                                 938              819
                                                       63 302           64 802
  Current Assets:
    Cash                                                2 196            1 489
  Accounts receivable:
    Electric service, net of $1,177,000 and
      $1,207,000 uncollectible allowance (Note A)      68 714           44 575
    Affiliated and other                                2 403            6 383
    Notes receivable from affiliates (Note J)           1 900            4 600
  Materials and supplies at average cost:
    Operating and construction                         27 800           26 153
    Fuel                                               22 316           18 596
    Prepaid taxes                                      13 168           12 523
    Other                                               5 000            4 000
                                                      143 497          118 319
  Deferred Charges:
    Regulatory assets (Note B)                         88 758           76 962
    Unamortized loss on reacquired debt                 8 344            9 188
    Other                                              21 091           24 800
                                                      118 193          110 950
      Total                                        $1 629 535       $1 519 763

CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock, other paid-in capital, and
     retained earnings (Notes C and H)               $658 146         $626 467
    Preferred stock (Note H)                           61 578           62 778
    Long-term debt (Note I)                           604 749          517 910
                                                    1 324 473        1 207 155
  Current Liabilities:
    Long-term debt and preferred stock
     due within one year (Notes H and I)                1 200           17 200
    Accounts payable                                   37 126           41 986
    Accounts payable to affiliates                     10 485           15 606
  Taxes accrued:
     Federal and state income                            3 565           2 970
     Other                                              11 874          13 552
     Interest accrued                                    9 195           8 632
     Other                                              17 399          22 445
                                                        90 844         122 391
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                       28 041          30 308
    Deferred income taxes                              149 299         133 027
    Regulatory liabilities (Note B)                     16 957          18 490
    Other                                               19 921           8 392
                                                       214 218         190 217
    Commitments and Contingencies (Note K)
      Total                                         $1 629 535      $1 519 763

See accompanying notes to financial statements.

                                                     F-39

Potomac Edison

STATEMENT OF CAPITALIZATION
                                                        DECEMBER 31
                                                   1994             1993             1994             1993
                                                   (Thousands of Dollars)

(Capitalization Ratios)
Common Stock:
  Common stock-no par value, authorized
    23,000,000 shares, outstanding 22,385,000
    shares (issued 2,500,000 shares
    in 1993 and 4,000,000 shares in 1992)          $447 700         $447 700
  Other paid-in capital (Note H)                      2 724            2 714
  Retained earnings (Note C)                        207 722          176 053
    Total                                           658 146          626 467         49.7%            51.9%
Preferred Stock:
  Cumulative preferred stock-par value $100 per share,
    authorized 5,388,046 shares, outstanding as follows (Note H):
Not subject to mandatory redemption:

                          December 31, 1994
                          Regular
         Shares           Call Price       Date of
Series   Outstanding      Per Share        Issue
3.60%     63 784          $103.75          1946       6 378            6 378
$5.88 C  100 000           102.85          1967      10 000           10 000
$7.00 D   50 000           103.20          1968       5 000            5 000
$8.32 F   50 000           103.54          1971       5 000            5 000
$8.00 G  100 000           103.25          1972      10 000           10 000
Total (annual dividend requirements $2,383,622)      36 378           36 378         2.7              3.0

Subject to mandatory redemption:
$7.16 J  264 000          $105.37          1986      26 400           27 600
Total (annual dividend requirements $1,890,240)      26 400           27 600
Less current sinking fund requirement                (1 200)          (1 200)
                                                     25 200           26 400         1.9              2.2
Long-Term Debt (Note I):

First mortgage   Date of  Date             Date
bonds:           Issue    Redeemable       Due
4-5/8%           1964     1994             1994                       16 000
5-7/8%           1966     1994             1996      18 000           18 000
5-7/8%           1993     2000             2000      75 000           75 000
8%               1991     2001             2006      50 000           50 000
9-1/4%           1989     1994             2019      65 000           65 000
9-5/8%           1990     1995             2020      80 000           80 000
8-7/8%           1991     2001             2021      50 000           50 000
8%               1992     2002             2022      55 000           55 000
7-3/4%           1993     2003             2023      45 000           45 000
8%               1994     2004             2024      75 000

                                  Interest Rate
Secured notes due 1998-2024       5.95%-7.30%          91 700           80 140
Unsecured note due 1996-2002      6.30%                 5 500            5 500
Unamortized debt discount
  and premium, net                                     (5 451)          (4 456)
  Total  (annual interest requirements $47,887,438)   604 749          535 184
Less current maturities                                                (16 000)
Less amount on deposit with trustee                                     (1 274)
                                                      604 749          517 910        45.7             42.9
  Total Capitalization                             $1 324 473       $1 207 155       100.0%           100.0%

See accompanying notes to financial statements.

The Potomac Edison Company

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

Note A
Summary of Significant Accounting Policies:
  The Company is a wholly-owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System).
  The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.

REVENUES:
  Beginning in 1994, revenues, generally including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. In 1993 and 1992, revenues were recorded for billings rendered to customers. Revenues of $68.0 million from one industrial customer, Eastalco Aluminum Company, were 9% of total electric operating revenues in 1994.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:
  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1994, 1993, and 1992 were 9.73%, 9.97%, and 9.92%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates. AFUDC is not recorded for construction applicable to the state of Virginia, where construction work in progress is included in rate base.

DEPRECIATION AND MAINTENANCE:
  Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.4% of average depreciable property in 1994 and 3.6% in each of the years 1993 and 1992. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INCOME TAXES:
  The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.
  Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities recorded in accordance with the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed utilizing the most current tax rates.
  Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances of which are being amortized over estimated service lives of the related properties.

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

  The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary Employee Beneficiary Association (VEBA) trust funds an amount equal to the annual cost as determined by SFAS No. 106 (described below). Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.
  The FASB has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", respectively. The Company records annual pension expense in accordance with SFAS No. 87. Prior to 1994, regulatory deferrals of these benefit expenses were recorded pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", for West Virginia and Virginia jurisdictions. These jurisdictions reflected as net expense the funding of pensions and cash payments of other benefits in the ratemaking process. Regulatory deferrals of SFAS No. 106 benefits expenses were recorded for the West Virginia jurisdiction in which SFAS No. 106 costs were not yet included in rates.

ACCOUNTING CHANGES:
  Effective January 1, 1994, the Company changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric services. This change results in a better matching of revenues and expenses, and is consistent with predominant utility industry practice. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the statement of income for 1994, resulted in a benefit of $16.5 million (after related income taxes of $9.7 million). The effect of the change on the current year's income before the cumulative effect of accounting change, as well as on 1993 and 1992 net income, is not material.
  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes.
Note B

Income Taxes:
  Details of federal and state income tax provisions are:
                                  1994             1993             1992
                                          (Thousands of Dollars)
Income taxes-current:
  Federal                         $34 193          $29 758          $26 366
  State                            (2 849)           3 991           (2 635)
  Total                            31 344           33 749           23 731
Income taxes-deferred,
  net of amortization              14 955             (770)           7 634
Investment credit disallowed                                           (196)
Amortization of deferred
  investment credit                (2 267)          (2 349)          (2 246)
Total income taxes                 44 032           30 630           28 923
Income taxes-charged to
  other income                     (1 176)            (544)            (501)
Income taxes-charged to
   accounting change (including
   state income taxes)             (9 693)
Income taxes-charged to
   operating income               $33 163          $30 086          $28 422

  The total provision for income taxes is less than the amount produced by applying the federal income statutory tax rate to financial accounting income as set forth below:

                                  1994             1993             1992
                                           (Thousands of Dollars)

Financial accounting income
before cumulative effect of accounting
change and income taxes           $115 146         $103 553         $ 95 898
Amount so produced                $ 40 300         $ 36 200         $ 32 600
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
    Lower tax depreciation            100             2 300            2 300
    Plant removal costs            (1 700)           (2 100)          (1 500)
    State income tax, net of
      federal income tax benefit    1 300             1 600            1 200
    Amortization of deferred
      investment credit            (2 267)           (2 349)          (2 246)
    Equity in earnings
      of subsidiaries              (2 900)           (2 600)          (2 900)
    Other, net                     (1 670)           (2 965)          (1 032)
    Total                         $33 163           $30 086          $28 422

Federal income tax returns through 1991 have been examined and substantially settled.

  In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December 31, the deferred tax assets and liabilities were comprised of the following:
                                           1994             1993
                                           (Thousands of Dollars)

Deferred tax assets:
  Unamortized investment tax credit        $16 497          $17 922
  Unbilled revenue                           3 504           12 556
  Tax interest capitalized                  12 701            9 056
  Contributions in aid of construction      11 653           10 530
  State tax loss carryback/carryforward      2 721            5 770
  Advances for construction                  1 338            1 303
  Other                                      5 800            3 279
                                            54 214           60 416
Deferred tax liabilities:
  Book vs. tax plant basis
   differences, net                        192 862          183 892
  Other                                     13 367           10 122
                                           206 229          194 014
  Total net deferred tax liabilities       152 015          133 598
  Less portion above included
    in current liabilities                   2 716              571
  Total long-term net deferred
    tax liabilities                        $149 299         $133 027

  It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets of $76 million which offset the increase in deferred tax liabilities. Regulatory liabilities of $17 million have been recorded which offset the increase in deferred tax assets in order to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years.

Note C-Dividend Restriction:
  Supplemental indentures relating to most outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $103,730,000 of retained earnings at December 31, 1994, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

Note D-Allegheny Generating Company:
  The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, a nonaffiliated utility.
  AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. Through February 29, 1992, AGC's return on equity

(ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continua-tion of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the West Virginia PSC, Maryland People's Counsel, and Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE to 10%. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law Judge (ALJ) on December 21, 1993, for an ROE of 10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation were filed by all parties for consideration by the FERC. On January 28, 1994, the JCA filed a joint complaint with the FERC against AGC claiming that both the existing ROE of 11.53% and the ROE recommended by the ALJ of 10.83% were unjust and unreasonable. This new complaint requested an ROE of 8.53% with rates subject to refund beginning April 1, 1994. Hearings were completed in November 1994 and a recommendation was issued by an ALJ on December 22, 1994, dismissing the JCA's complaint. A settlement agreement for both cases is currently pending, which would reduce AGC's ROE to 11.13% for the period from March 1, 1992, through December 31, 1994, and increase AGC's ROE to 11.20% for the period from January 1, 1995, through December 31, 1995.
  Following is a summary of financial information for AGC:

                                                December 31
                                           1994             1993
                                           (Thousands of Dollars)

Balance sheet information:
  Property, plant, and equipment           $680 749         $696 529
  Current assets                              5 991           11 063
  Deferred charges                           27 496           28 337
  Total assets                             $714 236         $735 929
  Total capitalization                     $489 894         $505 708
  Current liabilities                         6 484           21 891
  Deferred credits                          217 858          208 330
  Total capitalization and liabilities     $714 236         $735 929

                                           Year Ended December 31
                                           1994    1993     1992
                                           (Thousands of Dollars)

Income statement information:
  Electric operating revenues              $91 022 $90 606  $96 147
  Operation and maintenance expense          6 695   6 609    6 094
  Depreciation                              16 852  16 899   16 827
  Taxes other than income taxes              5 223   5 347    5 236
  Federal income taxes                      14 737  13 262   14 702
  Interest charges                          17 809  21 635   22 585
  Other income, net                           (11)   (328)     (21)
  Net income                               $29 717 $27 182  $30 724

  Results for 1994 reflect the effect of the pending settlement agreement. The Company's share of the equity in earnings above was $8.3 million, $7.6 million, and $8.6 million for 1994, 1993, and 1992, respectively, and is included in other income, net, on the Statement of Income.

Note E-Pension Benefits:
  The Company's share of net pension costs under the System's pension plan, a portion of which (about 30% to 35%) was charged to plant construction, included the following components:

                                                   1994             1993               1992
(Thousands of Dollars)
Service cost - benefits earned                     $ 3 555          $ 3 225           $ 2 923
Interest cost on projected benefit obligation        9 867            9 612             9 142
Actual loss (return) on plan assets                    304          (22 481)          (15 951)
Net amortization and deferral                      (12 808)          10 669             4 743
SFAS No. 87 pension cost                               918            1 025               857
Regulatory reversal (deferral)                       1 194              537              (565)
Net pension cost                                   $ 2 112          $ 1 562          $    292

The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:
                                                   1994             1993
                                                   (Thousands of Dollars)
Actuarial present value of accumulated
  benefit obligation earned to date
  (including vested benefit of $103,546,000
  and $102,917,000)                                $110 577         $110 278
Funded status:
  Actuarial present value of
   projected benefit obligation                    $135 060         $139 320
Plan assets at market value, primarily common stocks
  and fixed income securities                       146 211          153 440
Plan assets in excess of projected
  benefit obligation                                (11 151)         (14 120)
Add:
  Unrecognized cumulative net gain from past experience
  different from that assumed                        13 165           14 927
  Unamortized transition asset, being amortized
    over 14 years beginning January 1, 1987           4 183            4 951
  Less unrecognized prior service cost due to
    plan amendments                                   2 732            3 218
  Pension cost liability at September 30              3 465            2 540
  Fourth quarter contributions                        1 989
  Pension liability at December 31                   $1 476           $2 540

  The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.
  In determining the actuarial present value of the projected benefit obligation at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 7.75%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.25%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1994, 1993, and 1992.

Note F-Postretirement Benefits Other Than Pensions:
  The Company adopted SFAS No. 106 as of January 1, 1993, which requires accrual of postretirement benefits other than pensions
(principally health care and life insurance) for employees and covered dependents during the years the employees render the necessary service to receive such benefits. Prior to 1993,
medical expenses and life insurance premiums paid by the Company for retired employees and their dependents were recorded in
expense in the period in which they were paid ($1,790,000 in
1992).
  SFAS No. 106 postretirement cost in 1994 and 1993, a portion of which (about 30% to 35%) was charged to plant construction,
included the following components:
                                                   1994             1993
                                                   (Thousands of Dollars)

Service cost-benefits earned                       $  696           $  383
Interest cost on accumulated
  postretirement benefit obligation                 4 047            3 042
Actual loss (return) on plan assets                    47               (7)
Amortization of unrecognized transition
  obligation                                        1 976            1 986
Other net amortization and deferral                    53                7
SFAS No. 106 postretirement cost                    6 819            5 411
Regulatory deferral                                  (457)            (846)
Net postretirement cost                            $6 362           $4 565

  The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:
                                                   1994             1993
                                                   (Thousands of Dollars)
Accumulated postretirement benefit obligation:
  Retirees                                         $36 927          $35 189
  Fully eligible employees                           8 152            7 741
  Other employees                                   14 035           14 635
  Total obligation                                  59 114           57 565
  Plan assets at market value                        5 962            1 375
  Accumulated postretirement benefit
    obligation in excess of plan assets             53 152           56 190
Less:
  Unrecognized cumulative net loss from
   past experience different from that assumed      14 223           15 695
  Unrecognized transition obligation, being
   amortized over 20 years beginning
   January 1, 1993                                  35 928           37 995
  Postretirement benefit liability at
   September 30                                      3 001            2 500
  Fourth quarter contributions and benefit
   payments                                          1 634            1 132
  Postretirement benefit liability at
   December 31                                      $1 367           $1 368

  The plan assets at market value are comprised of fixed income securities, common stocks, and a short-term investment fund in 1994; and a short-term investment fund in 1993.
  The unfunded accumulated postretirement benefit obligation
(APBO) at January 1, 1993, of $40,000,000 (transition obligation) is being amortized prospectively over 20 years as permitted by
SFAS No. 106.   In determining the APBO at September 30, 1994,
1993, and 1992, the discount rates used were 7.75%, 7.25%, and 8%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.5%, respectively. The 1994 expected long-term rate of return on assets was 8.25% net of tax. For measurement purposes, a health care trend rate of 9% for 1995, declining 1% each year thereafter to 6.75% in the year 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1994, by $4.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $.4 million.

Note G-Fair Value of Financial Instruments:
  The carrying amounts and estimated fair value of financial instruments at December 31, 1994 and 1993 were as follows:

                                  1994                              1993
                          Carrying         Fair             Carrying        Fair
                           Amount          Value             Amount         Value
                                             (Thousands of Dollars)

Liabilities:
  Mandatorily redeemable
    preferred stock       $ 26 400         $ 25 542         $ 27 600        $ 28 566
  Long-term debt           610 200          594 519          539 640         566 070

  The fair value of mandatorily redeemable preferred stock was estimated based on quoted market prices. The fair value of long-term debt was estimated based on actual market prices or market prices of similar issues. The Company does not have any financial instruments held or issued for trading purposes.
  For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Note H-Stockholders' Equity:
COMMON STOCK AND OTHER PAID-IN CAPITAL:
  The Company issued and sold common stock to its parent, at $20 per share, 2,500,000 shares in October 1993 and 4,000,000 shares in September 1992. Other paid-in capital increased $10,000 in 1994 and decreased $2,000 in 1992 as a result of preferred stock transactions.

PREFERRED STOCK:
  All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

MANDATORILY REDEEMABLE PREFERRED STOCK:
  The Company's $7.16 preferred stock is entitled to a cumulative sinking fund sufficient to retire 12,000 shares each year at $100 a share plus accrued dividends. The Company has the noncumulative option in each year to retire up to an additional 12,000 shares at the same price. The call price declines in future years.

Note I-Long-Term Debt:
  Maturities for long-term debt for the next five years are:
1995, none; 1996, $18,700,000; 1997, $800,000; 1998, $1,800,000;
and 1999, $1,800,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

Note J-Short-Term Financing:
  To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $115 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, the Company and its affiliates jointly established an aggregate $300 million multi-year credit program which provides that the Company may borrow up to $84 million on a standby revolving credit basis. There was no short-term debt outstanding at the end of 1994 or 1993. Average short-term debt outstanding during the year for 1994 and 1993 consisted of:

                                           1994             1993
                                           (Thousands of Dollars)
Average amount outstanding
  during the year:
  Commercial Paper                         $1,021-3.96%     $   36-2.97%
  Notes Payable to Banks                    2,499-3.96%      1,112-3.24%
  Money Pool                                   87-4.10%           -

Note K-Commitments and Contingencies:
CONSTRUCTION PROGRAM:
  The Company has entered into commitments for its construction program, for which expenditures are estimated to be $92 million for 1995 and $98 million for 1996. These estimates include expenditures for the program of complying with the Clean Air Act Amendments of 1990 (CAAA) as discussed below.

ENVIRONMENTAL MATTERS:
  System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations. Construction estimates for 1995 and 1996 include $12 million and $5 million, respectively, for compliance with Phase I of the CAAA. Through 1998, annual construction expenditures, on average, are not expected to significantly exceed 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.

LITIGATION AND OTHER:
  In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.
  The Company is guarantor as to 28% of a $50 million revolving credit agreement of AGC, which in 1994 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
West Penn Power Company


         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes A, B and F to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 1994 and for income taxes and postretirement benefits other than pensions in 1993.


                                                   PRICE WATERHOUSE LLP
                                                   PRICE WATERHOUSE LLP

New York, New York
February 2, 1995

CONSOLIDATED STATEMENT OF INCOME
                                           YEAR ENDED DECEMBER 31
                                  1994             1993             1992
                                           (Thousands of Dollars)

Electric Operating Revenues:
  Residential                     $  376 776       $  358 900       $  321 871
  Commercial                         207 165          194 773          177 697
  Industrial                         330 739          309 847          293 910
  Nonaffiliated utilities            144 829          152 541          204 743
  Other, including affiliates         68 733           68 916           78 620
    Total Operating Revenues       1 128 242        1 084 977        1 076 841
Operating Expenses:
  Operation:
    Fuel                             252 108          256 664          268 395
    Purchased power and
     exchanges, net                  247 194          235 772          264 208
    Deferred power costs,
     net (Note A)                      2 880              979           (1 527)
    Other                            145 781          131 854          116 913
    Maintenance                      111 841           96 706           93 067
    Depreciation                      88 935           80 872           73 469
    Taxes other than income
      taxes                           87 224           89 249           87 300
    Federal and state income
      taxes (Note B)                  50 385           51 529           44 078
      Total Operating Expenses       986 348          943 625          945 903
    Operating Income                 141 894          141 352          130 938
Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction (Note A)       6 729            5 077            5 010
  Asset write-off, net (Note A)       (5 179)
  Other income, net                   13 797           12 728           14 534
    Total Other Income
     and Deductions                   15 347           17 805           19 544
  Income Before Interest
    Charges                          157 241          159 157          150 482
Interest Charges:
  Interest on long-term debt          58 102           58 857           53 768
  Other interest                       2 172            1 728            1 824
  Allowance for borrowed funds used during
    construction (Note A)             (4 048)          (3 489)          (3 266)
    Total Interest Charges            56 226          157 096           52 326
  Consolidated Income Before Cumulative
    Effect of Accounting Change      101 015          102 061           98 156
  Cumulative Effect of Accounting Change,
    net (Note A)                      19 031
  Consolidated Net Income           $120 046         $102 061         $ 98 156

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January 1                $412 288         $400 515          $392 331

Add:
  Consolidated net income            120 046          102 061            98 156
                                     532 334          502 576           490 487
Deduct:
  Dividends on capital stock of the Company:
    Preferred stock                    8 504            8 206             7 331
    Common stock                      90 029           82 082            82 641
      Total Deductions                98 533           90 288            89 972
Balance at December 31 (Note C)     $433 801         $412 288          $400 515

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                           YEAR ENDED DECEMBER 31
                                  1994             1993             1992
                                           (Thousands of Dollars)
Cash Flows from Operations:
  Consolidated net income         $120 046         $102 061         $98 156
  Depreciation                      88 935           80 872          73 469
  Deferred investment credit
    and income taxes, net              699          (10 115)            809
  Deferred power costs, net          2 880              979          (1 527)
  Unconsolidated subsidiaries'
    dividends in excess of
     earnings                        2 773            3 311           4 287
  Allowance for other than borrowed funds used
    during construction             (6 729)          (5 077)         (5 010)
  Cumulative effect of accounting change
    before income taxes (Note A)   (32 891)
  Asset write-off before income
    taxes (Note A)                   8 919

Changes in certain current assets and liabilities:
  Accounts receivable, net, excluding cumulative effect
    of accounting change
     (Note A)                       18 951           (5 947)           8 799
  Materials and supplies            (9 205)          26 889          (15 593)
  Accounts payable                    (675)           3 196            3 877
  Taxes accrued                     (4 502)           9 198            1 875
  Interest accrued                   2 620           (5 146)           3 534
  Other, net                        16 100            8 878           (8 989)
                                   207 921          209 099          163 687

Cash Flows from Investing:
  Construction expenditures       (260 366)        (251 017)        (204 409)
  Allowance for other than
    borrowed funds used during
      construction                   6 729            5 077            5 010
                                  (253 637)        (245 940)        (199 399)

Cash Flows from Financing:
  Sale of common stock              40 000          100 000
  Sale of preferred stock                                             39 450
  Issuance of long-term debt        80 129          268 766          181 843
  Retirement of long-term debt                     (251 414)        (158 500)
  Deposit with trustee for
    redemption of long-term debt                                      68 354
  Notes receivable from
    affiliates                      23 900           (4 000)         (20 900)

Dividends on capital stock:
  Preferred stock                   (8 504)          (8 206)          (7 331)
  Common stock                     (90 029)         (82 082)         (82 641)
                                    45 496           23 064           20 275
  Net Change in Cash and
    Temporary Cash Investments
      (Note G)                        (220)         (13 777)         (15 437)
  Cash and Temporary Cash
    Investments at January 1           565           14 342           29 779
  Cash and Temporary Cash
    Investments at December 31    $    345         $    565         $ 14 342

Supplemental cash flow information
  Cash paid during the year for:
    Interest (net of
      amount capitalized)         $ 51 745         $ 61 329         $ 48 135
    Income taxes                    54 958           55 111           45 868

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

                                                        DECEMBER 31
                                                   1994             1993
                                                   (Thousands of Dollars)

ASSETS
  Property, Plant, and Equipment:
    At original cost, including $103,514,000 and
      $283,779,000 under construction              $3 013 777       $2 803 811
    Accumulated depreciation                       (1 009 565)        (962 623)
                                                    2 004 212        1 841 188
  Investments and Other Assets:
    Allegheny Generating Company-common stock
      at equity (Note D)                              100 228          102 830
    Other                                               1 474            1 537
                                                      101 702          104 367

  Current Assets:
    Cash and temporary cash investments (Note G)          345              565

  Accounts receivable:
    Electric service, net of $8,267,000 and $1,126,000
      uncollectible allowance (Note A)                119 020           94 570
    Affiliated and other                               11 862           22 372
    Notes receivable from affiliates (Note J)           1 000           24 900

  Materials and supplies-at average cost:
    Operating and construction                         39 922           36 030
    Fuel                                               38 205           32 892
    Deferred income taxes                              12 538            1 974
    Prepaid and other                                  12 525           15 980
                                                      235 417          229 283

  Deferred Charges:
    Regulatory assets (Note B)                        364 473          331 755
    Unamortized loss on reacquired debt                10 494           11 645
    Other                                              15 560           26 525
                                                      390 527          369 925
      Total                                        $2 731 858       $2 544 763


CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock, other paid-in capital, and retained
      earnings (Notes C and H)                     $  955 482       $  893 969
    Preferred stock, not subject to
      mandatory redemption (Note H)                   149 708          149 708
    Long-term debt (Note I)                           836 426          782 369
                                                    1 941 616        1 826 046

  Current Liabilities:
    Long-term debt due within one year (Note I)        27 000
    Accounts payable                                  107 792          105 493
    Accounts payable to affiliates                      6 477            9 451

  Taxes accrued:
    Federal and state income                            9 217           11 533
    Other                                              20 637           22 823
    Interest accrued                                   16 475           13 855
    Other                                              24 028           20 954
                                                      211 626          184 109

  Deferred Credits and Other Liabilities:
    Unamortized investment credit                      52 946           55 524
    Deferred income taxes                             471 515          424 000
    Regulatory liabilities (Note B)                    39 881           40 834
    Other                                              14 274           14 250
                                                      578 616          534 608
    Commitments and Contingencies (Note K)
    Total                                          $2 731 858       $2 544 763

See accompanying notes to consolidated financial statements.

                                                     F-56

CONSOLIDATED STATEMENT OF CAPITALIZATION
                                                                        DECEMBER 31
                                                   1994             1993             1994             1993
                                                   (Thousands of Dollars)            (Capitalization Ratios)
Common Stock of the Company:
  Common stock-no par value, authorized 28,902,923
    shares, outstanding 24,361,586 shares (issued
    2,000,000 shares in 1994 and 5,000,000 shares
    in 1993) (Note H)                              $465 994         $425 994
  Other paid-in capital (Note H)                     55 687           55 687
  Retained earnings (Note C)                        433 801          412 288
    Total                                           955 482          893 969         49.2%            49.0%

Preferred Stock of the Company (not subject to mandatory redemption):
  Cumulative preferred stock-par value $100 per share, authorized 3,097,077 shares, outstanding as follows (Note H):

                          December 31, 1994
                          Regular
         Shares           Call Price       Date of
Series   Outstanding      Per Share        Issue
4-1/2%   297 077          $110.00          1939     29 708            29 708
4.20% B   50 000           102.205         1948      5 000             5 000
4.10% C   50 000           103.50          1949      5 000             5 000
$7.00 D  100 000           103.94          1967     10 000            10 000
$7.12 E  100 000           103.49          1968     10 000            10 000
$8.08 G  100 000           103.27          1971     10 000            10 000
$7.60 H  100 000           103.23          1972     10 000            10 000
$7.64 I  100 000           103.16          1973     10 000            10 000
$8.20 J  200 000           103.30          1976     20 000            20 000
Auction  400 000           100.00          1992     40 000            40 000
  Total (annual dividend requirements $8,847,847)  149 708           149 708          7.7              8.2

Long-Term Debt (Note I):
First mortgage
bonds of the     Date of  Date             Date
Company:         Issue    Redeemable       Due
4-7/8% U         1965     1995             1995     27 000            27 000
5-1/2% JJ        1993     1998             1998    102 000           102 000
6-3/8% KK        1993     2003             2003     80 000            80 000
7-7/8% GG        1991     2001             2004     70 000            70 000
7-3/8% HH        1992     2002             2007     45 000            45 000
9% EE            1989     1994             2019     30 000            30 000
8-7/8% FF        1991     2001             2021    100 000           100 000
7-7/8% II        1992     2002             2022    135 000           135 000
8-1/8% LL        1994     2004             2024     65 000

                                  Interest Rate
  Secured notes due 1998-2024     4.95%-9.375%     202 550           187 640
  Unsecured notes due 2000-2007      6.10%          14 435            14 435
  Unamortized debt discount and premium, net        (7 559)           (7 061)
    Total (annual interest
    requirements $61,854,043)                      863 426           784 014
  Less current maturities                           27 000
  Less amount on deposit with trustee                                  1 645
                                                   836 426           782 369          43.1             42.8
  Total Capitalization                          $1 941 616        $1 826 046         100.0%           100.0%

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)

Note A-Summary of Significant Accounting Policies:
  The Company is a wholly-owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System).
  The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.

CONSOLIDATION:
  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the companies).

REVENUES:
  Beginning in 1994, revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. In 1993 and 1992, revenues were recorded for billings rendered to customers.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:
  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1994, 1993, and 1992 were 8.88%, 9.40%, and 9.25%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates.

DEPRECIATION AND MAINTENANCE:
  Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.5%, 3.4%, and 3.3% of average depreciable property in 1994, 1993, and 1992, respectively. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

INCOME TAXES:
  The companies join with the parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax
liability.   Financial accounting income before income taxes
differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities recorded in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed utilizing the most current tax rates.
  Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances of which are being amortized over estimated service lives of the related properties.

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

The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute to Voluntary
Employee Beneficiary Association (VEBA) trust funds an amount equal to the annual cost as determined by SFAS No. 106 (described below). Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

The FASB has prescribed the determination of annual pension and other postretirement benefits expenses in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions", respectively. The Company records annual pension expense in accordance with SFAS No. 87. Prior to 1994, regulatory deferrals of these benefit expenses were recorded pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", for its Pennsylvania jurisdiction which reflected as net expense the funding of pensions and cash payments of other benefits in the ratemaking process.

ASSET WRITE-OFF:
  In 1994, the Company wroteoff $8.9 million ($5.2 million net of income taxes) of previously accumulated costs related to a potential future power plant site and a proposed transmission line. In the industry's more competitive environment, it is no longer reasonable to assume future recovery of these costs in rates.

ACCOUNTING CHANGES:
  Effective January 1, 1994, the Company changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric services. This change results in a better matching of revenues and expenses, and is consistent with predominant utility industry practice. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the consolidated statement of income for 1994, resulted in a benefit of $19.0 million (after related income taxes of $13.9 million). The effect of the change on the current year's consolidated income before the cumulative effect of accounting change, as well as on 1993 and 1992 consolidated net income, is not material.
  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Prior to 1993, medical expenses and life insurance premiums paid for retired employees and their dependents were recorded as expense in the period they were paid. Also effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes.

                                                     F-60

Note B-Income Taxes:
  Details of federal and state income tax provisions are:
                                           1994             1993            1992
(Thousands of Dollars)
Income taxes-current:
  Federal                                  $46 964          $47 089         $37 965
  State                                     13 282           14 983           5 884
    Total                                   60 246           62 072          43 849
Income taxes-deferred,
  net of amortization                        3 277           (7 522)          3 403
  Investment credit disallowed                                                   (2)
  Amortization of deferred
    investment credit                       (2 578)          (2 592)         (2 592)
      Total income taxes                    60 945           51 958          44 658
  Income taxes-credited (charged) to other
    income and deductions                    3 300             (429)           (580)
  Income taxes-charged to accounting change
    (including state income taxes)         (13 860)
  Income taxes-charged to
    operating income                       $50 385          $51 529         $44 078

  The total provision for income taxes is less than the amount produced by applying the federal income statutory tax rate to financial accounting income as set forth below:
                                           1994             1993            1992
                                                   (Thousands of Dollars)
Financial accounting income
  before cumulative effect
  of accounting change and income taxes    $151 400         $153 590        $142 234
Amount so produced                         $ 53 000         $ 53 800        $ 48 400
Increased (decreased) for:
  Tax deductions for which deferred tax was not provided:
    Lower (excess) tax depreciation           2 000              100            (200)
  Plant removal costs                        (1 700)            (900)         (2 500)
  State income tax, net of
    federal income tax benefit                6 400            9 600           7 600
  Amortization of deferred
    investment credit                        (2 578)          (2 592)         (2 592)
  Equity in earnings of subsidiaries         (4 600)          (4 300)         (4 700)
  Other, net                                 (2 137)          (4 179)         (1 930)
    Total                                  $ 50 385         $ 51 529        $ 44 078

  Federal income tax returns through 1991 have been examined and substantially settled.

  In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December
31, the deferred tax assets and liabilities were comprised of the following:

                                           1994             1993
                                           (Thousands of Dollars)
Deferred tax assets:
  Unamortized investment tax credit        $ 38 560         $ 40 455
  Unbilled revenue                            9 539           21 626
  Tax interest capitalized                   16 165           10 750
  State tax loss carryback/carryforward       5 535            8 790
  Contributions in aid of construction        4 866            4 588
  Other                                      18 905            7 416
                                             93 570           93 625

Deferred tax liabilities:
  Book vs. tax plant basis
   differences, net                         536 343          507 214
  Other                                      16 204            8 437
                                            552 547          515 651
  Total net deferred tax liabilities        458 977          422 026
  Add portion above included in
    current assets                           12 538            1 974
  Total long-term net deferred
    tax liabilities                        $471 515         $424 000

  It is expected that regulatory commissions will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets of $351 million which offset the increase in deferred tax liabilities. Regulatory liabilities of $39 million have been recorded which offset the increase in deferred tax assets in order to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years.

Note C-Dividend Restriction:
  Supplemental indentures relating to most outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $285,914,000 of consolidated retained earnings at December 31, 1994, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

Note D-Allegheny Generating Company:
  The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility.
  AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. Through February 29, 1992, AGC's return on equity

(ROE) was adjusted annually pursuant to a settlement agreement approved by the FERC. In December 1991, AGC filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the Public Service Commission of West Virginia, Maryland People's Counsel, and Pennsylvania Office of Consumer Advocate, collectively referred to as the joint consumer advocates or JCA) filed to reduce the ROE to 10%. Hearings were completed in June 1992, and a recommendation was issued by an Administrative Law Judge (ALJ) on December 21, 1993, for an ROE of 10.83%, which the JCA argues should be further adjusted to reflect changes in capital market conditions since the hearings. Exceptions to this recommendation were filed by all parties for consideration by the FERC. On January 28, 1994, the JCA filed a joint complaint with the FERC against AGC claiming that both the existing ROE of 11.53% and the ROE recommended by the ALJ of 10.83% were unjust and unreasonable. This new complaint requested an ROE of 8.53% with rates subject to refund beginning April 1, 1994. Hearings were completed in November 1994 and a recommendation was issued by an ALJ on December 22, 1994, dismissing the JCA's complaint. A settlement agreement for both cases is currently pending, which would reduce AGC's ROE to 11.13% for the period from March 1, 1992, through December 31, 1994, and increase AGC's ROE to 11.20% for the period from January 1, 1995, through December 31, 1995.

Following is a summary of financial information for AGC:

                                                December 31
                                           1994             1993
                                           (Thousands of Dollars)
Balance sheet information:
  Property, plant, and equipment           $680 749         $696 529
  Current assets                              5 991           11 063
  Deferred charges                           27 496           28 337
    Total assets                           $714 236         $735 929
  Total capitalization                     $489 894         $505 708
  Current liabilities                         6 484           21 891
  Deferred credits                          217 858          208 330
    Total capitalization and liabilities   $714 236         $735 929


                                                   Year Ended December 31
                                           1994             1993            1992
                                                   (Thousands of Dollars)
Income statement information:
  Electric operating revenues              $91 022          $90 606         $96 147
  Operation and maintenance expense          6 695            6 609           6 094
  Depreciation                              16 852           16 899          16 827
  Taxes other than income taxes              5 223            5 347           5 236
  Federal income taxes                      14 737           13 262          14 702
  Interest charges                          17 809           21 635          22 585
  Other income, net                            (11)            (328)            (21)
  Net income                               $29 717          $27 182         $30 724

  Results for 1994 reflect the effect of the pending settlement agreement. The Company's share of the equity in earnings above was $13.4 million, $12.2 million, and $13.8 million for 1994, 1993, and 1992, respectively, and is included in other income, net, on the Consolidated Statement of Income.

Note E-Pension Benefits:
  The Company's share of net pension costs under the System's pension plan, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:

                                           1994             1993            1992
                                                   (Thousands of Dollars)
Service cost - benefits earned             $ 5 124          $ 4 606         $ 4 272
  Interest cost on projected
   benefit obligation                       14 051           13 773          13 312
  Actual loss (return) on plan assets          358          (31 224)        (24 750)
  Net amortization and deferral            (18 210)          14 262          (8 388)
  SFAS No. 87 pension cost                   1 323            1 417           1 222
  Regulatory deferral                      $   -             (1 309)         (1 222)
  Net pension cost                         $ 1 323          $   108         $   -

  Regulatory deferrals amounting to $3,039,000 will be amortized to operating expenses over the four-year period 1995 through 1998 in accordance with authorized rate recovery. An additional $833,000 regulatory deferral was charged to plant construction in 1994.
  The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                           1994             1993
                                           (Thousands of Dollars)
Actuarial present value of
 accumulated benefit obligation
 earned to date (including
 vested benefit of $150,168,000
  and $151,394,000)                        $158 578         $160 097

Funded status:
  Actuarial present value of
   projected benefit obligation            $191 787         $199 414
  Plan assets at market value,
   primarily common stocks and
    fixed income securities                 207 623          219 625
  Plan assets in excess of
    projected benefit obligation            (15 836)         (20 211)

Add:
  Unrecognized cumulative net gain
    from past experience different
    from that assumed                        15 103           17 586
  Unamortized transition asset,
    being amortized over 14 years
    beginning January 1, 1987                 8 427            9 678
  Less unrecognized prior service
   cost due to plan amendments                4 999            5 678
  Pension cost liability at September 30      2 695            1 375
  Fourth quarter contributions                2 843              -
  Pension (prepayment) liability
   at December 31                          $   (148)        $  1 375

  The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.
  In determining the actuarial present value of the projected benefit obligation at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 7.75%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and

5.25%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1994, 1993, and 1992.

Note F-Postretirement Benefits Other Than Pensions:
  The Company adopted SFAS No. 106 as of January 1, 1993, which requires accrual of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents during the years the employees render the necessary service to receive such benefits. Prior to 1993, medical expenses and life insurance premiums paid by the Company for retired employees and their dependents were recorded in expense in the period in which they were paid ($1,907,000 in 1992).
  SFAS No. 106 postretirement cost in 1994 and 1993, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:

                                           1994             1993
                                           (Thousands of Dollars)
Service cost - benefits earned             $1 154           $  939
Interest cost on accumulated
   postretirement benefit obligation        4 461            4 389
Actual loss (return) on plan assets            31               (9)
Amortization of unrecognized
  transition obligation                     2 817            2 817
Other net amortization and deferral            83                9
SFAS No. 106 postretirement cost            8 546            8 145
Regulatory deferral                           -             (1 963)
Net postretirement cost                    $8 546           $6 182

  The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

                                           1994             1993
                                           (Thousands of Dollars)
Accumulated postretirement benefit obligation:
  Retirees                                 $35 895          $35 748
  Fully eligible employees                   8 290            9 030
  Other employees                           17 013           18 378
    Total obligation                        61 198           63 156
  Plan assets at market value                6 173            1 510
  Accumulated postretirement
    benefit obligation in excess
    of plan assets                          55 025           61 646
Less:
  Unrecognized cumulative net (gain)
    loss from past experience
    different from that assumed               (543)           3 362
  Unrecognized transition obligation,
    being amortized over 20 years
    beginning January 1, 1993               50 929           53 746
  Postretirement benefit liability at
    September 30                             4 639            4 538
  Fourth quarter contributions
    and benefit payments                     2 113            1 960
  Postretirement benefit liability
   at December 31                           $2 526           $2 578

  The plan assets at market value are comprised of fixed income securities, common stocks, and a short-term investment fund in 1994; and a short-term investment fund in 1993.
  The unfunded accumulated postretirement benefit obligation
(APBO) at January 1, 1993, of $56,600,000 (transition obligation) is being amortized prospectively over 20 years as permitted by SFAS No. 106.
  In determining the APBO at September 30, 1994, 1993, and 1992, the discount rates used were 7.75%, 7.25%, and 8%, and the rates of increase in future compensation levels were 4.75%, 4.75%, and 5.5%, respectively. The 1994 expected long-term rate of return on assets was 8.25% net of tax. For measurement purposes, a health care trend rate of 9% for 1995, declining 1% each year thereafter to 6.75% in the year 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1994, by $4.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $.4 million. The Company has been authorized recovery of SFAS No. 106 expenses in rates.

Note G-Fair Value of Financial Instruments:
  The carrying amounts and estimated fair value of financial instruments at December 31, 1994 and 1993 were as follows:

                                           1994                             1993
                                  Carrying         Fair             Carrying         Fair
                                  Amount           Value            Amount           Value
                                                   (Thousands of Dollars)

Assets:
  Temporary cash investments      $     73         $     73         $    244         $    244
Liabilities:
  Long-term debt                   870 985          826 003          791 075          823 333

  The carrying amount of temporary cash investments approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt was estimated based on actual market prices or market prices of similar issues. The Company does not have any financial instruments held or issued
for trading purposes.   For purposes of the consolidated
statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Note H-Stockholders' Equity:
COMMON STOCK AND OTHER PAID-IN CAPITAL:
  The Company issued and sold common stock to its parent, at $20 per share, 2,000,000 shares in October 1994 and 5,000,000 shares in October 1993. Other paid-in capital decreased $145,000 in 1993 and $550,000 in 1992 as a result of the underwriting fees and commissions and miscellaneous expenses associated with the Company's sale of $40 million of preferred stock in 1992.

PREFERRED STOCK:
  All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 per share. The holders of the Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Note I-Long-Term Debt:
  Maturities for long-term debt for the next five years are:
1995, $27,000,000; 1996 and 1997, none; 1998, $103,500,000; and
1999, $2,500,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

Note J-Short-Term Financing:
  To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $170 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. In January 1994, the Company and its affiliates jointly established an aggregate $300 million multi-year credit program which provides that the Company may borrow up to $135 million on a standby revolving credit basis. There was no short-term debt outstanding at the end of 1994 or 1993. Average short-term debt outstanding during the year for 1994 and 1993 consisted of:

                                           1994             1993
                                           (Thousands of Dollars)
Average amount outstanding during the year:
  Commercial Paper                         $2,216-4.38%        -
  Notes Payable to Banks                    2,379-4.37%     $9,081-3.18%
  Money Pool                                  521-4.24%      1,166-3.01%

Note K-Commitments and Contingencies:
CONSTRUCTION PROGRAM:
  The Company has entered into commitments for its construction program, for which expenditures are estimated to be $172 million for 1995 and $115 million for 1996. These estimates include expenditures for the program of complying with the Clean Air Act Amendments of 1990 (CAAA) as discussed below.

ENVIRONMENTAL MATTERS:
  System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations. Construction estimates for 1995 and 1996 include $38 million and $1 million, respectively, for compliance with Phase I of the CAAA. Through 1998, annual construction expenditures, on average, are not expected to significantly vary from 1995 estimated levels. Construction expenditure levels in 1999 and beyond will depend upon the strategy eventually selected for complying with Phase II of the CAAA, as well as future generation requirements.

LITIGATION AND OTHER:
  In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.
  The Company is guarantor as to 45% of a $50 million revolving credit agreement of AGC, which in 1994 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Generating Company


         In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (an Allegheny Power System, Inc. affiliate) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes A and B to the financial statements, the Company changed its method of accounting for income taxes in 1993.



                                                   PRICE WATERHOUSE LLP
                                                   PRICE WATERHOUSE LLP

New York, New York
February 2, 1995

                                                     F-69

STATEMENT OF INCOME

                                                   YEAR ENDED DECEMBER 31
                                           1994             1993            1992
                                                   (Thousands of Dollars)

Electric Operating Revenues                $91 022          $90 606         $96 147
Operating Expenses:
  Operation and maintenance expense          6 695            6 609           6 094
  Depreciation                              16 852           16 899          16 827
  Taxes other than income taxes              5 223            5 347           5 236
  Federal income taxes (Note B)             14 737           13 262          14 702
    Total Operating Expenses                43 507           42 117          42 859
  Operating Income                          47 515           48 489          53 288
  Other Income and Deductions                   11              328              21
  Income Before Interest Charges            47 526           48 817          53 309

Interest Charges:
  Interest on long-term debt                16 863           21 185          22 285
  Other interest                               946              450             300
    Total Interest Charges                  17 809           21 635          22 585
  Net Income                               $29 717          $27 182         $30 724

                                                     F-70

STATEMENT OF RETAINED EARNINGS
Balance at January 1                       $18 512          $25 530         $34 593
Add:
  Net income                                29 717           27 182          30 724
                                            48 229           52 712          65 317
Deduct:
  Dividends on common stock                 35 500           34 200          39 787
  Balance at December 31                   $12 729          $18 512         $25 530

See accompanying notes to financial statements.

                                                     F-71

STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31
                                           1994             1993            1992
                                                   (Thousands of Dollars)

Cash Flows from Operations:
  Net income                               $29 717          $27 182         $30 724
  Depreciation                              16 852           16 899          16 827
  Deferred investment credit
   and income taxes, net                     9 567            5 321           6 437

Changes in certain current assets and liabilities:
   Accounts receivable                       7 099           (6 118)            (11)
   Materials and supplies                       (2)            (163)            131
   Accounts payable                             37                6            (242)
   Taxes accrued                              (216)            (153)           (766)
   Interest accrued                           (200)             632             361
   Other, net                               (7 133)           4 851           1 853
                                            55 721           48 457          55 314

Cash Flows from Investing:
  Construction expenditures                 (1 065)          (2 739)         (3 251)

Cash Flows from Financing:
  Issuance of long-term debt                                198 075           2 364
  Retirement of long-term debt             (19 126)         (209 598)       (14 842)
  Cash dividends on common stock           (35 500)          (34 200)       (39 787)
                                           (54 626)          (45 723)       (52 265)
  Net Change in Cash                            30                (5)          (202)
  Cash at January 1                             15                20            222
  Cash at December 31                      $    45           $    15        $    20
  Supplemental cash flow information

Cash paid during the year for:
  Interest                                 $17 078           $21 109        $22 062
  Income taxes                               7 137             8 220          9 027

See accompanying notes to financial statements.

BALANCE SHEET DECEMBER 31
                                           1994             1993
                                           (Thousands of Dollars)

ASSETS
  Property, Plant, and Equipment:
    At original cost, including $21,000 and $2,212,000 under
    construction                           $824 714         $824 904
    Accumulated depreciation               (143 965)        (128 375)
                                            680 749          696 529

  Current Assets:
    Cash                                         45               15
    Accounts receivable from parents          1 516            8 615
    Materials and supplies -
     at average cost                          2 193            2 191
    Other                                     2 237              242
                                              5 991           11 063

  Deferred Charges:
    Regulatory assets (Note B)                4 449            4 489
    Unamortized loss on reacquired debt      10 653           11 374
    Other                                    12 394           12 474
                                             27 496           28 337
      Total                                $714 236         $735 929

CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock - $1.00 par value per share,
  authorized 5,000 shares,
  outstanding 1,000 shares                 $      1         $      1
  Other paid-in capital                     209 999          209 999
  Retained earnings                          12 729           18 512
                                            222 729          228 512
  Long-term debt (Note D)                   267 165          277 196
                                            489 894          505 708

Current Liabilities:
  Long-term debt due within one year
   (Note D)                                   1 000           10 000
  Accounts payable                               48               11
  Interest accrued                            4 900            5 100
  Taxes accrued                                  33              249
  Other                                         503            6 531
                                              6 484           21 891

Deferred Credits:
  Unamortized investment credit              52 297           53 613
  Deferred income taxes                     137 297          125 848
  Regulatory liabilities (Note B)            28 264           28 869
                                            217 858          208 330
    Total                                  $714 236         $735 929

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

Note A
Summary of Significant Accounting Policies:
  The Company was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and West Penn Power Company - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Power System, Inc. and are a part of the Allegheny Power integrated electric utility system. The Company is subject to regulation by the Securities and Exchange Commission (SEC) and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

PROPERTY, PLANT, AND EQUIPMENT:
  Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath County pumped-storage hydroelectric station and its connecting transmission facilities. The cost of depreciable property units retired plus removal costs less salvage are charged to accumulated depreciation.

DEPRECIATION AND MAINTENANCE:
  Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.1% of average depreciable property in each of the years 1994, 1993, and 1992. The cost of maintenance and of certain replacements of property, plant, and equipment is charged to operating expenses.

INCOME TAXES:
  The Company joins with its parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.
   Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are deferred. Deferred tax assets and liabilities recorded in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed utilizing the most current tax rates.
   Prior to 1987, provisions for federal income tax were reduced by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account, balances of which are being amortized over estimated service lives of the related properties.

ACCOUNTING CHANGE:
  Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This standard mandated a change from the previous income-based deferral approach to a balance sheet-based liability approach for computing deferred income taxes.

Note B
Income Taxes:
  Details of federal income tax provisions are:

                                           1994             1993            1992
                                                   (Thousands of Dollars)
Current income taxes payable               $ 5 176          $ 8 112         $ 8 276
Deferred income taxes -
  accelerated depreciation                  10 883            6 637           7 758
Investment credit adjustment
  Amortization of deferred
  investment credit                         (1 316)          (1 316)         (1 322)
    Total income taxes                      14 743           13 433          14 713

Income taxes-charged to other income            (6)            (171)            (11)
Income taxes-charged to operating income   $14 737          $13 262         $14 702

  In 1994, the total provision for income taxes ($14,737,000) was less than the amount produced by applying the federal income tax statutory rate to financial accounting income before income taxes
($15,559,000), due primarily to amortization of deferred investment credit ($1,316,000).

  Federal income tax returns through 1991 have been examined and substantially settled.

  In adopting SFAS No. 109, the Company recognized a significant increase in both deferred tax assets and liabilities. At December 31, the deferred tax assets and liabilities were comprised of the following:
                                           1994             1993
                                           (Thousands of Dollars)
Deferred tax assets:
  Unamortized investment tax credit        $ 28 160         $ 28 869
  Other                                         104
                                             28 264           28 869
Deferred tax liabilities:
  Book vs. tax plant basis
    differences, net                        165 561          154 565
  Other                                                          152
                                            165 561          154 717
    Total net deferred tax liabilities     $137 297         $125 848

  It is expected the FERC will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets of $4 million which offset the increase in deferred tax liabilities. Regulatory liabilities of $28 million have been recorded which offset the increase in deferred tax assets in order to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years.

Note C
Fair Value of Financial Instruments:
  The carrying amounts and estimated fair value of financial instruments at December 31, 1994 and 1993 were as follows:

                                  1994                              1993
                          Carrying         Fair             Carrying        Fair
                          Amount           Value            Amount          Value
                                             (Thousands of Dollars)
Liabilities:
  Long-term debt:
    Debentures            $150 000         $120 195         $150 000        $142 730
    Medium-term notes       77 975           73 704           87 975          90 715
    Commercial paper        41 736           41 736           21 362          21 362
    Notes payable to
     affiliates               -                -              29 500          29 500

  The carrying amount of debentures and medium-term notes was based on actual market prices or market prices of similar issues. The carrying amount of commercial paper and notes payable to affiliates approximates the fair value because of the short maturity of those instruments. The Company does not have any financial instruments held or issued for trading purposes.

                                                     F-77
Note D
Long-Term Debt:
  The Company had long-term debt outstanding as follows:

                          Interest             December 31
                          Rate - %         1994             1993
                                           (Thousands of Dollars)
Debentures due:
  September 1, 2003       5.625            $ 50 000         $ 50 000
  September 1, 2023       6.875             100 000          100 000
  Commercial paper        6.25 (1)           41 736           21 362
  Medium-term notes
    due 1994-1998         6.37 (1)           77 975           87 975
  Notes payable to
   affiliates             2.85 (2)                            29 500
  Unamortized
    debt discount                            (1 546)          (1 641)
    Total                                  $268 165         $287 196
  Less current maturities                     1 000           10 000
    Total                                  $267 165         $277 196

(1) Weighted average interest rate at December 31, 1994.
(2) Weighted average interest rate at December 31, 1993.

  The Company has a revolving credit agreement with a group of seven banks which provides for loans of up to $50 million at any one time outstanding through 1998. Each bank has the option to discontinue its loans after 1998 upon three years' prior written notice. Without such notice, the loans are automatically extended for one year. Amounts borrowed are guaranteed by the Parents in proportion to their equity interest. Interest rates are determined at the time of each borrowing. The revolving credit agreement serves as support for the Company's commercial paper. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the Company's affiliates have funds available. At the end of 1993, the Company had outstanding $29,500,000 of money pool borrowings from affiliates.
  Maturities for long-term debt for the next five years are:
1995, $1,000,000; 1996, $6,375,000; 1997, $10,600,000; 1998,
$101,736,000; and 1999, none.

                                                        S-1          SCHEDULE II



                               ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

                                         Valuation and Qualifying Accounts
                                 For Years Ended December 31, 1994, 1993, and 1992




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

Allowance for uncollectible
  accounts:


Year ended December 31, 1994      $ 3 418 261      $14 714 000      $ 3 060 544      $ 9 840 131      $11 352 674


Year ended December 31, 1993      $ 3 364 104      $ 5 732 000      $ 2 546 341      $ 8 224 184      $ 3 418 261


Year ended December 31, 1992      $ 3 744 270      $ 5 160 000      $ 2 253 279      $ 7 793 445      $ 3 364 104




(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                                                        S-2          SCHEDULE II



                                             MONONGAHELA POWER COMPANY

                                         Valuation and Qualifying Accounts
                                 For Years Ended December 31, 1994, 1993, and 1992




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

Allowance for uncollectible
  accounts:


Year ended December 31, 1994      $ 1 084 037      $ 2 240 000      $   667 910      $ 2 081 342      $ 1 910 605


Year ended December 31, 1993      $ 1 056 010      $ 1 210 000      $   604 387      $ 1 786 360      $ 1 084 037


Year ended December 31, 1992      $ 1 080 499      $ 1 215 000      $   597 147      $ 1 836 636      $ 1 056 010




(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                                                        S-3          SCHEDULE II



                                            THE POTOMAC EDISON COMPANY

                                         Valuation and Qualifying Accounts
                                 For Years Ended December 31, 1994, 1993, and 1992


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



Allowance for uncollectible
  accounts:


Year ended December 31, 1994      $ 1 207 979      $ 1 624 000      $ 1 007 652      $ 2 664 194      $ 1 175 437


Year ended December 31, 1993      $ 1 178 009      $ 1 412 000      $   790 089      $ 2 172 119      $ 1 207 979


Year ended December 31, 1992      $ 1 214 562      $ 1 325 000      $   684 931      $ 2 046 484      $ 1 178 009




(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                                                        S-4          SCHEDULE II



                                 WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                         Valuation and Qualifying Accounts
                                 For Years Ended December 31, 1994, 1993, and 1992




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

Allowance for uncollectible
  accounts:


Year ended December 31, 1994      $ 1 126 244      $10 850 000      $ 1 384 982      $ 5 094 594      $ 8 266 632


Year ended December 31, 1993      $ 1 130 085      $ 3 110 000      $ 1 151 865      $ 4 265 706      $ 1 126 244


Year ended December 31, 1992      $ 1 449 209      $ 2 620 000      $   971 201      $ 3 910 325      $ 1 130 085




(A)  Recoveries.
(B)  Uncollectible accounts charged off.

Supplementary Data
Quarterly Financial Data (Unaudited)
(Thousands of Dollars)
                                                                                          Income Before
                    Electric Operating                                                 Cumulative Effect of
   1994                  Revenues                       Operating Income                Accounting Change
Quarter ended    Reported         Restated         Reported         Restated         Reported         Restated

APS
March 1994       $704 332         $697 299         $118 157         $115 118         $ 78 904         $ 75 865
June 1994         569 261          561 217           83 498           79 717           43 148           39 367
September 1994    595 313          591 123           92 946           90 855           51 898           49 807
December 1994     582 778          602 045           93 540          102 451           45 801           54 712

March 1993        614 678                           107 524                            67 609
June 1993         552 380                            83 292                            44 358
September 1993    583 311                            94 119                            54 527
December 1993     581 157                            89 704                            49 262

Monongahela
March 1994        187 909                            24 294                            17 580
June 1994         157 940                            16 855                            10 222
September 1994    165 932                            20 613                            13 523
December 1994     168 349                            25 473                            18 611

March 1993        165 542                            24 289                            18 252
June 1993         145 241                            17 174                            11 571
September 1993    165 489                            22 038                            15 787
December 1993     165 572                            22 802                            16 088


Potomac Edison
March 1994        226 901           223 648          39 028           37 350           32 285           30 607
June 1994         177 038           171 047          23 976           20 934           16 102           13 060
September 1994    180 971           179 114          24 359           23 109           16 278           15 028
December 1994     174 455           185 556          24 959           30 929           17 318           23 288

March 1993        196 182                            33 963                            26 779
June 1993         170 732                            24 852                            17 514
September 1993    172 780                            23 605                            17 372
December 1993     172 891                            19 296                            11 802


West Penn
March 1994        324 831           321 051          43 501           42 139           34 027           32 665
June 1994         266 000           263 946          31 616           30 877           22 745           22 006
September 1994    276 491           274 161          36 417           35 578           27 584           26 745
December 1994     260 920           269 084          30 360           33 300           16 659           19 599

March 1993        280 018                            37 151                            27 647
June 1993         259 873                            29 284                            20 311
September 1993    271 466                            36 475                            26 121
December 1993     273 620                            38 442                            27 982


AGC
March 1994         22 431                            11 509                             7 085
June 1994          21 869                            11 253                             6 771
September 1994     22 337                            11 551                             7 087
December 1994      24 385                            13 202                             8 774

March 1993         23 423                            12 818                             7 219
June 1993          23 730                            12 745                             7 478
September 1993     23 391                            12 555                             7 365
December 1993      20 062                            10 371                             5 120

Supplementary Data (continued)
Quarterly Financial Data (Unaudited)
(Thousands of Dollars)

                                                      Earnings Per Share
                                                       Before Cumulative
                                                          Effect of
   1994                Net Income                      Accounting Change                Earnings Per Share
Quarter ended    Reported         Restated         Reported         Restated         Reported         Restated

APS
March 1994       $ 78 904         $119 311         $  .67           $  .65           $  .67           $ 1.02
June 1994          43 148           39 367            .37              .33              .37              .33
September 1994     51 898           49 807            .44              .42              .44              .42
December 1994      45 801           54 712            .38              .46              .38              .46

March 1993         67 609                             .59                               .59
June 1993          44 358                             .39                               .39
September 1993     54 527                             .48                               .48
December 1993      49 262                             .42                               .42

Monongahela
March 1994         17 580           25 525
June 1994          10 222           10 222
September 1994     13 523           13 523
December 1994      18 611           18 611

March 1993         18 252
June 1993          11 571
September 1993     15 787
December 1993      16 088


Potomac Edison
March 1994         32 285           47 078
June 1994          16 102           13 060
September 1994     16 278           15 028
December 1994      17 318           23 288

March 1993         26 779
June 1993          17 514
September 1993     17 372
December 1993      11 802


West Penn
March 1994         34 027           51 696
June 1994          22 745           22 006
September 1994     27 584           26 745
December 1994      16 659           19 599

March 1993         27 647
June 1993          20 311
September 1993     26 121
December 1993      27 982


AGC
March 1994          7 085
June 1994           6 771
September 1994      7 087
December 1994       8 774

March 1993          7 219
June 1993           7 478
September 1993      7 365
December 1993       5 120

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

                                                     PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         APS, Monongahela, Potomac Edison, West Penn, and AGC. Reference is made to the Executive Officers of the
Registrants in Part I of this report.  The names, ages, and the business experience during the past five years of the directors of the System companies are set forth below:

                          Business Experience during                Director since date shown of
         Name                the Past Five Years            Age      APS      MP      PE       WP       AGC

Eleanor Baum              See below  (a)                    54      1988    1988     1988    1988
William L. Bennett        See below  (b)                    45      1991    1991     1991    1991
Klaus Bergman             System employee  (1)              63      1985    1985     1985    1979       1982
Stanley I. Garnett, II    System employee  (1)              51              1990     1990    1990       1990
Benjamin H. Hayes*        System employee  (1)              60              1992
Wendell F. Holland**      See below  (c)                    42      1994    1994     1994    1994
Kenneth M. Jones          System employee  (1)              57                                          1991
Phillip E. Lint           See below  (d)                    65      1989    1989     1989    1989
Edward H. Malone          See below  (e)                    70      1985    1985     1985    1985
Frank A. Metz, Jr.        See below  (f)                    60      1984    1984     1984    1984
Clarence F. Michalis***   See below  (g)                    72      1973    1973     1973    1973
Alan J. Noia              System employee  (1)              47      1994    1994     1987    1994       1994
Jay S. Pifer              System employee  (1)              57              1995     1995    1992
Steven H. Rice            See below  (h)                    51      1986    1986     1986    1986
Gunnar E. Sarsten         See below  (i)                    57      1992    1992     1992    1992
Peter L. Shea             See below  (j)                    62      1993    1993     1993    1993
Peter J. Skrgic           System employee  (1)              53              1990     1990    1990       1989

(1) See Executive Officers of the Registrants in Part I of this report for further details.

(a)      Eleanor Baum.  Dean of The Albert Nerken School of Engineering of
         The Cooper Union for the Advancement of Science and Art.  Director of
         Avnet, Inc. and United States Trust Company.  Commissioner of the
         Engineering Manpower Commission, a fellow of the Institute of Electrical and Electronic Engineers, member of Board of Governors,
         New York Academy of Sciences and President, American Society of
         Engineering Education.

(b) William L. Bennett. Chairman, Director and Chief Executive Officer of Noel Group, Inc. Director of Belding Heminway Company, Inc.,
         Global Natural Resources Inc., Lincoln Snacks Company, Simmons Outdoor
         Corporation, Sylvan, Inc. and TDX Corporation. Formerly, general partner, Discovery Funds, a venture capital affiliate of Rockefeller
         & Company, Inc.

(c)      Wendell F. Holland.  Of Counsel, Law Firm of Reed, Smith, Shaw &
         McClay.  Formerly, Partner, Law Firm of LeBoeuf, Lamb, Greene &
         MacRae, and Commissioner of the Pennsylvania Public Utility Commission.

(d)      Phillip E. Lint.  Retired.  Formerly, partner, Price Waterhouse.

(e)      Edward H. Malone.  Retired.  Formerly, Vice President of General
         Electric Company and Chairman, General Electric Investment Corporation.
         Director of Fidelity Group of Mutual Funds, General Re Corporation, and
         Mattel, Inc.

(f)      Frank A. Metz, Jr.  Retired.  Formerly, Senior Vice President,
         Finance and Planning, and Director, International Business Machines
         Corporation. Director of Monsanto Company and Norrell Corporation.

(g)      Clarence F. Michalis.  Chairman of the Board of Directors of Josiah
         Macy, Jr. Foundation, a tax-exempt foundation for medical research and education. Director of Schroder Capital Funds Inc.

(h)      Steven H. Rice.  Bank consultant and attorney-at-law.  Director and
         Vice Chairman of the Board of Stamford Federal Savings Bank.
         Formerly, President and Chief Operating Officer and Director of The
         Seamen's Bank for Savings and Director of Royal Group, Inc. (The Royal
         Insurance Companies).

(i)      Gunnar E. Sarsten.  Chairman and Chief Executive Officer of MK
         International.  Formerly, President and Chief Operating Officer of
         Morrison Knudsen Corporation, President and Chief Executive Officer of
         United Engineers & Constructors International, Inc., (now Raytheon
         Engineers & Constructors, Inc.), and Deputy Chairman of the Third
         District Federal Reserve Bank in Philadelphia.

(j) Peter L. Shea. Managing director of Hydrocarbon Energy, Inc., a privately owned oil and gas development drilling and production company and an Individual General Partner of Panther Partners, L.P., a closed-end, non-diversified, management company.

*    Benjamin H. Hayes retired effective January 1, 1995.
**   Wendell F. Holland became a director effective September 8, 1994.
***  Clarence F. Michalis retired effective May 1, 1994.

ITEM ll.   EXECUTIVE COMPENSATION

         During 1994, and for 1993 and 1992, the annual compensation paid by each of the System companies, APS, APSC,
Monongahela, Potomac Edison, West Penn, and AGC directly or indirectly for services in all capacities to such companies to their Chief Executive Officer and each of the four most highly paid executive officers of each such company whose cash compensation exceeded $100,000 was as follows:

                                               Summary Compensation Tables

                                                           APS

                                                 Annual Compensation (a)
                                                                                             Other         All
Name                                                                                         Annual        Other
and                                                                                          Compen-      Compen-
Principal                                                                                    sation       sation
Position                                 Year               Salary($)       Bonus($)(b)      ($)(c)       ($)(d)(e)

Klaus Bergman,                           1994               485,004          120,000                       91,458
Chief Executive                          1993               460,008           90,000                       46,889
Officer (f)                              1992               445,008           80,000                       13,529

Alan J. Noia,                            1994               236,336           57,000                       47,867
President (f)(g)                         1993               212,500           37,000                       20,107
                                         1992               200,000           38,000                        7,975

Stanley I. Garnett, II                   1994               219,336           47,000                       70,213
Senior Vice President (f)                1993               206,004           40,000                       24,006
                                         1992               195,600           35,000                        7,939

Peter J. Skrgic                          1994               213,336           50,000                       57,253
Senior Vice President (f)                1993               185,004           38,000          (h)          18,678
                                         1992               175,008           31,000          (h)           8,325

Nancy H. Gormley                         1994               175,008           37,000                       22,478
Vice President (f)                       1993               162,504           28,000                       15,446
                                         1992               150,000           28,000                        8,159

(a) APS has no paid employees. All salaries and bonuses are paid by APSC.

(b) Incentive awards are based upon performance in the year in which the figure appears but are paid in the second quarter of the following year. The incentive award plan will be continued for 1995.

(c) Amounts constituting less than 10% of the total annual salary and bonus are not disclosed. All officers did receive miscellaneous other items amounting to less than 10% of total annual salary and bonus.

(d) Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them. Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan) as described in note (a) on p. 53. To do this, APS purchased, during 1993, life insurance on the lives of the covered executives. The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the 401(k) plan. For 1994, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans and
           (b) 401(k) contributions as follows:  Mr. Bergman $86,958 and
           $4,500; Mr. Noia $43,367 and $4,500; Mr. Garnett $66,253 and
           $3,960; and Mr. Skrgic $52,753 and $4,500; Ms. Gormley $17,978 and
           $4,500, respectively.

(e)        In 1994, the Boards of Directors of APS, APSC and the Operating
           Subsidiaries implemented a Performance Share Plan (the "Plan") for senior officers which was approved by the shareholders of APS at the annual meeting in May 1994. The first Plan cycle began on January 1, 1994 and will end on December 31, 1996. After completion of that cycle, performance share awards or cash may be granted if a participant has met his or her performance criteria. Since the Plan cycle will not be complete until 1997, no awards have been granted and the amount which any named executive officer will receive has not yet been determined.

(f)        See Executive Officers of the Registrants for other positions held.

(g) Mr. Noia's compensation was paid by Potomac Edison through August 31, 1994, after which time it was paid by APSC.

(h)        Although less than 10% of total annual salary and bonus, Mr.
           Skrgic received a $15,000 housing allowance in 1993 and 1992.

                                               Summary Compensation Tables


                                                       MONONGAHELA


                                                   Annual Compensation


Name                                                                                              All Other
and                                                                                                Compen-
Principal                                                                                          sation
Position                                Year                Salary($)           Bonus($)(a)         ($)(b)(c)

Klaus Bergman,                          1994
Chief Executive                         1993
Officer (d)                             1992


Benjamin H. Hayes,                      1994                197,500               58,000            92,880(f)
President (e)                           1993                189,996               35,000            19,668
                                        1992                180,000               30,000            11,114


Thomas A. Barlow                        1994                124,750               19,500            16,687
Vice President                          1993                119,496               18,000            12,777
                                        1992                113,247               16,000             7,145


Robert R. Winter                        1994                126,000               20,000            35,404
Vice President                          1993                119,502               18,000            19,529
                                        1992                112,002               17,000             6,332


Richard E. Myers                        1994                116,166               14,000            18,734
Comptroller                             1993                110,121               11,000            17,246
                                        1992                104,581               10,000             7,486


(a)        Incentive awards are based upon performance in the year in which the figure appears but are paid in the second quarter of the following year.  The incentive award plan will be continued for 1995.

(b)        Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter.  Executive officers and other senior managers remain under the prior plan.  In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them.  Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured
           Benefit Plan) as described in note (a) on p. 53.  To do this, APS purchased, during 1993, life insurance on the lives of the covered executives.  The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception.  The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the 401(k) plan.  For 1994, the figure shown includes amounts representing (a) the aggregate of life insurance premiums on the Group Life Insurance program and the
           Executive Life Insurance and Secured Benefit Plans and (b) 401(k) contributions as follows:  Mr. Hayes
           $47,798 and $4,500; Mr. Barlow $12,947 and $3,740; Mr. Winter $31,627 and $3,777; and Mr. Myers $15,251
           and $3,483, respectively.

(c)        In 1994, the Boards of Directors of APS, APSC and the Operating Subsidiaries implemented a Performance
           Share Plan (the "Plan") for senior officers which was approved by the shareholders of APS at the annual meeting in May 1994.  The first Plan cycle began on January 1, 1994 and will end on December 31, 1996.
           After completion of that cycle, performance share awards or cash may be granted if a participant has met his or her performance criteria.  Since the Plan cycle will not be complete until 1997, no awards have been granted and the amount which any named executive officer will receive has not yet been determined.

(d)        The total compensation Mr. Bergman received for services in all capacities to APS, APSC and the
           Subsidiaries is set forth in the Summary Compensation Table for APS.

(e)        Mr. Hayes retired effective January 1, 1995.

(f)        Included in this amount is $40,500 representing accrued vacation for which he was paid.

                                               Summary Compensation Tables


                                                     POTOMAC EDISON


                                                   Annual Compensation


Name                                                                                              All Other
and                                                                                                Compen-
Principal                                                                                          sation
Position                                Year                Salary($)           Bonus($)(a)         ($)(b)(c)

Klaus Bergman,                          1994
Chief Executive                         1993
Officer (d)                             1992


Alan J. Noia,                           1994
President (d)(e)                        1993
                                        1992


Robert B. Murdock                       1994                139,500               21,500              36,983(g)
Vice President(f)                       1993                135,000               21,000              12,936
                                        1992                128,914               19,000               8,853


James D. Latimer                        1994                136,871               22,500              15,171
Executive Vice President                1993                119,996               17,000              12,971
                                        1992                111,666               15,000               7,625


Thomas J. Kloc                          1994                117,000               14,500              13,736
Comptroller                             1993                112,500               11,000              11,204
                                        1992                107,004               10,000               5,366


(a)        Incentive awards are based upon performance in the year in which the figure appears but are paid in the second quarter of the following year.  The incentive award plan will be continued for 1995.

(b)        Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter.  Executive officers and other senior managers remain under the prior plan.  In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them.  Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured
           Benefit Plan) as described in note (a) on p. 53.  To do this, APS purchased, during 1993, life insurance on the lives of the covered executives.  The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception.  The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the 401(k) plan.  For 1994 the figure shown includes amounts representing (a) the aggregate of life insurance premiums on the Group Life Insurance program and the
           Executive Life Insurance and Secured Benefit Plans and (b) 401(k) contributions as follows:  Mr. Murdock
           $11,172 and $4,081; Mr. Latimer $11,205 and $3,966; and Mr. Kloc $10,226 and $3,510, respectively.

(c)        In 1994, the Boards of Directors of APS, APSC and the Operating Subsidiaries implemented a Performance
           Share Plan (the "Plan") for senior officers which was approved by the shareholders of APS at the annual meeting in May 1994.  The first Plan cycle began on January 1, 1994 and will end on December 31, 1996.
           After completion of that cycle, performance share awards or cash may be granted if a participant has met his or her performance criteria.  Since the Plan cycle will not be complete until 1997, no awards have been granted and the amount which any named executive officer will receive has not yet been determined.

(d)        The total compensation Messrs. Bergman and Noia received for services in all capacities to APS, APSC and the Subsidiaries is set forth in the Summary Compensation Table for APS.

(e)        Mr. Noia's compensation was paid by Potomac Edison through August 31, 1994, after which time it was paid by APSC.  See note (d) above.

(f)        Mr. Murdock retired effective January 1, 1995.

(g)        Included in this amount is $21,730 representing accrued vacation for which he was paid.

                                               Summary Compensation Tables


                                                        WEST PENN


                                                   Annual Compensation


Name                                                                                              All Other
and                                                                                                Compen-
Principal                                                                                          sation
Position                                Year                Salary($)           Bonus($)(a)         ($)(b)(c)

Klaus Bergman,                          1994
Chief Executive                         1993
Officer (d)                             1992


Jay S. Pifer,                           1994                189,996                39,000            50,630
President                               1993                175,500                25,000            18,093
                                        1992                156,495                28,000             9,870


Thomas K. Henderson,                    1994                129,164                20,000            29,223
Vice President                          1993                124,004                19,000            17,570
                                        1992                117,838                17,000             6,887

Charles S. Ault,                        1994                122,000                18,500            20,249
Vice President                          1993                114,419                16,000            12,673
                                        1992                107,129                15,000             6,764

Charles V. Burkley,                     1994                118,083                14,500            15,691
Comptroller                             1993                112,996                11,000            10,544
                                        1992                106,913                10,000             6,748


(a)        Incentive awards are based upon performance in the year in which the figure appears but are paid in the second quarter of the following year.  The incentive award plan will be continued for 1995.

(b)        Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter.  Executive officers and other senior managers remain under the prior plan.  In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them.  Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured
           Benefit Plan) as described in note (a) on p. 53.  To do this, APS purchased, during 1993, life insurance on the lives of the covered executives.  The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception.  The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the 401(k) plan.  For 1994 the figure shown includes amounts representing (a) the aggregate of life insurance premiums on the Group Life Insurance program and the
           Executive Life Insurance and Secured Benefit Plans and (b) 401(k) contributions as follows:  Mr. Pifer
           $46,130 and $4,500; Mr. Henderson $25,348 and $3,875; Mr. Ault $16,589 and $3,660; and Mr. Burkley $12,149
           and $3,542, respectively.

(c)        In 1994, the Boards of Directors of APS, APSC and the Operating Subsidiaries implemented a Performance
           Share Plan (the "Plan") for senior officers which was approved by the shareholders of APS at the annual meeting in May 1994.  The first Plan cycle began on January 1, 1994 and will end on December 31, 1996.
           After completion of that cycle, performance share awards or cash may be granted if a participant has met his or her performance criteria.  Since the Plan cycle will not be complete until 1997, no awards have been granted and the amount which any named executive officer will receive has not yet been determined.

(d)        The total compensation Mr. Bergman received for services in all capacities to APS, APSC and the
           Subsidiaries is set forth in the Summary Compensation Table for APS.

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

                                      DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE


                                                                                   Estimated
                                Name and Capacities                              Annual Benefits
Company                           in Which Served                               on Retirement (a)

APS (b)
                                Klaus Bergman,                                            $242,000
                                  Chairman of the Board and
                                  Chief Executive Officer (c)

                                Alan J. Noia, President                                    183,000
                                   and Chief Operating
                                   Officer * (c)

                                Stanley I. Garnett, II,                                    125,000
                                  Senior Vice President,
                                   Finance (c)

                                Peter J. Skrgic,                                           143,000
                                  Senior Vice President (c)

                                Nancy H. Gormley,                                           95,900
                                  Vice President (c)(d)


Monongahela
                                Klaus Bergman,                                            $
                                  Chief Executive Officer (c)(e)

                                Benjamin H. Hayes,                                         102,500
                                  President (f)

                                Thomas A. Barlow,                                           72,700
                                  Vice President (d)

                                Robert R. Winter,                                           74,000
                                  Vice President (c)

                                Richard E. Myers,                                           70,000
                                  Comptroller



*  Elected President and Chief Operating Officer effective
   September 1, 1994.

                                                                                   Estimated
                                Name and Capacities                              Annual Benefits
Company                           in Which Served                               on Retirement (a)

Potomac Edison
                                Klaus Bergman,                                              $
                                  Chief Executive Officer (c)(e)

                                Alan J. Noia,
                                  President (c)(e)

                                Robert B. Murdock,                                            70,500
                                  Vice President (f)

                                James D. Latimer,                                             90,500
                                  Executive Vice President

                                Thomas J. Kloc,                                               72,000
                                  Comptroller



West Penn
                                Klaus Bergman,                                              $
                                  Chief Executive Officer (c)(e)

                                Jay S. Pifer,                                                 76,500
                                 President (c)

                                Thomas K. Henderson,                                          68,000
                                  Vice President (c)

                                Charles S. Ault,                                              77,000
                                  Vice President

                                Charles V. Burkley,                                           71,800
                                  Comptroller (d)



Allegheny
Generating Company
                                No paid employees.


(a)        Assumes present insured benefit plan and salary continue and retirement at age 65 with single life annuity.  Under plan provisions, the annual rate of benefits payable at the normal retirement age of
           65 are computed by adding (i) 1% of final average pay up to covered compensation times years of service up to 35 years, plus (ii) 1.5% of final average pay in excess of covered compensation times years of service up to 35 years, plus (iii) 1.3% of final average pay times years of service in excess of 35 years.  Covered compensation is the average of the maximum taxable Social Security wage bases during the 35 years preceding the member's retirement, except that years before 1959 are not taken into account for purposes of this average.  The final average pay benefit is based on the member's average total earnings during the highest-paid 60 consecutive calendar months or, if smaller, the member's highest rate of pay as of any July 1st.  Effective July 1, 1994 the maximum amount of any employee's compensation that may be used in these computations was decreased to
           $150,000.  Benefits for employees retiring between 55 and 62 differ from the foregoing.

           Pursuant to a supplemental plan (Secured Benefit Plan), senior executives of Allegheny Power System companies who retire at age 60 or over with 40 or more years of service are entitled to a supplemental retirement benefit in an amount that, together with the benefits under the basic plan and from other employment, will equal 60% of the executive's highest average monthly earnings for any
           36 consecutive months.  The supplemental benefit is reduced for less than 40 years service and for retirement age from 60 to 55.  It is included in the amounts shown where applicable.  In order to provide funds to pay such benefits, effective January 1, 1993 the Company purchased insurance on the lives of the plan participants.  The Secured Benefit Plan has been designed that if the assumptions made as to mortality experience, policy dividends, and other factors are realized, the Company will recover all premium payments, plus a factor for the use of the Company's money.  The amount of the premiums for this insurance required to be deemed "compensation" by the Securities and Exchange
           Commission is described and included in the "All Other Compensation" column on pages 46-49.  All executive officers are participants in the Secured Benefit Plan.  This does not include benefits from an Employee Stock Ownership and Savings Plan (ESOSP) established as a non-contributory stock ownership plan for all eligible employees effective January 1, 1976, and amended in 1984 to include a savings program.  Under the ESOSP for 1994, all eligible employees may elect to have from 2% to 7% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions.  Employees direct the investment of these contributions into one or more available funds.  Each System company matches 50% of the pre-tax contributions up to 6% of compensation with common stock of Allegheny Power System, Inc.  Effective January 1, 1994 the maximum amount of any employee's compensation that may be used in these computations was decreased to
           $150,000.  Employees' interests in the ESOSP vest immediately.  Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment.

(b)        APS has no paid employees.  These executives are employees of APSC.

(c)        See Executive Officers of the Registrants for other positions held.

(d)        Mrs. Gormley, Mr. Barlow and Mr. Burkley have elected to retire in 1995.  The actual pension amounts which they will receive are set forth in the table.

(e)        The total estimated annual benefits on retirement payable to Messrs. Bergman and Noia for services in all capacities to APS, APSC and the Subsidiaries is set forth in the table for APS.

(f)        Mr. Hayes and Mr. Murdock retired effective January 1, 1995.  The actual pension amounts which they are receiving are set forth in the table.

                                               Employment Contracts


           In February 1995, APS entered into employment contracts with certain of the APS System executive officers (Agreements). Each Agreement sets forth (i) the severance benefits that will be provided to the employee in the event the employee is terminated subsequent to a Change in Control of APS (as defined in the Agreements), and (ii) the employee's obligation to continue his or her employment after the occurrence of certain circumstances that could lead to a Change in Control. The Agreements provide generally that unless employment is terminated by APS for Cause, Disability or Retirement or by the employee for Good Reason (each as defined in the Agreements), severance benefits will consist of a cash payment equal to 2.99 times the employee's annualized compensation together with APS maintaining existing benefits for the employee and the employee's dependents for a period of three years. Each Agreement initially expires on December 31, 1997 but will be automatically extended for one year periods thereafter unless either APS or the employee gives notice otherwise. Notwithstanding the delivery of such notice, the Agreements will continue in effect for twenty-four months after a Change in Control.

                                             Compensation of Directors


           In 1994, APS directors who were not officers or employees of System companies received for all services to System companies (a) $16,000 in retainer fees, (b) $800 for each committee meeting attended, except Executive Committee meetings which are $200, and
(c) $250 for each Board meeting of each company attended. Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum.

           Effective January 1, 1995, in addition to the fees mentioned above, the Chairperson of each of the Audit, Finance, Management Review, and New Business Committees will receive a further fee of $4,000 per year, and the retainer fee paid outside directors will be increased by 200 shares of APS common stock pursuant to the Restricted Stock Plan for Outside Directors which was adopted, subject to SEC approval, effective January 1, 1995. Also adopted effective January 1, 1995 was a Directors' Retirement Plan which will provide an annual pension equal to the retainer fee paid to the outside director at the time of his or her retirement, provided the director has at least five (5) years of service and, except under special circumstances described in the Plan, serves until age
65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

           The table below shows the number of shares of APS common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of APS, Monongahela, Potomac Edison, West Penn, and
AGC and by all directors and executive officers of each such company as a group as of January 13, 1995.  To the best of the knowledge of APS, there is no person who is a beneficial owner of more than 5% of the voting securities of APS.

                                         Executive                   Shares of
                                         Officer or                     APS                    Percent
Name                                     Director of                Common Stock               of Class

Charles S. Ault                          WP                             4,562                  Less than .01%
Thomas A. Barlow                         MP                             7,205                        "
Eleanor Baum                             APS,MP,PE,WP                   2,000                        "
William L. Bennett                       APS,MP,PE,WP                   2,453                        "
Klaus Bergman                            APS,MP,PE,WP,AGC              10,463                        "
Charles V. Burkley                       WP                             2,469                        "
Stanley I. Garnett, II                   APS,MP,PE,WP,AGC               4,390                        "
Nancy H. Gormley                         APS, MP                        5,604                        "
Benjamin H. Hayes                        MP                             5,697                        "
Thomas K. Henderson                      MP,PE,WP                       4,095                        "
Wendell F. Holland                       APS,MP,PE,WP                     140                        "
Kenneth M. Jones                         APS,AGC                        4,520                        "
Thomas J. Kloc                           PE,AGC                         3,210                        "
James D. Latimer                         PE                             5,324                        "
Phillip E. Lint                          APS,MP,PE,WP                     600                        "
Edward H. Malone                         APS,MP,PE,WP                   1,468                        "
Frank A. Metz, Jr.                       APS,MP,PE,WP                   1,936                        "
Robert B. Murdock                        PE                             6,530                        "
Richard E. Myers                         MP                             4,367                        "
Alan J. Noia                             APS,MP,PE,WP,AGC              11,202                        "
Jay S. Pifer                             MP,PE,WP                       7,856                        "
Steven H. Rice                           APS,MP,PE,WP                   2,148                        "
Gunnar E. Sarsten                        APS,MP,PE,WP                   5,000                        "
Peter L. Shea                            APS,MP,PE,WP                   1,400                        "
Peter J. Skrgic                          APS,MP,PE,WP,AGC               5,633                        "
Robert R. Winter                         MP,PE                          3,410                        "


All directors and executive officers
of APS as a group (18 persons)                                         68,522                  Less than .075%

All directors and executive officers
of MP as a group (22 persons)                                          92,644

All directors and executive officers
of PE as a group (21 persons)                                          88,664

All directors and executive officers
of WP as a group (18 persons)                                          70,175

All directors and executive officers
of AGC as a group (8 persons)                                          44,994


    All of the shares of common stock of Monongahela (5,891,000), Potomac Edison (22,385,000), and West Penn
    (24,361,586) are owned by APS.  All of the common stock of AGC is owned by Monongahela (270 shares), Potomac
    Edison (280 shares), and West Penn (450 shares).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For APS and the Subsidiaries, none.

                                                         PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K


(a)(1)(2) The financial statements and financial statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 43.

(b) No reports on Form 8-K were filed by System companies during the quarter ended December 31, 1994.

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


                                                  By:    KLAUS BERGMAN
                                                        (Klaus Bergman
                                                        Chief Executive Officer)
Date:  February 2, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                        Title                   Date


(i)       Principal Executive Officer:
                                            Chairman of the Board,      2/2/95
              KLAUS BERGMAN                 Chief Executive Officer
             (Klaus Bergman)                     and Director


(ii)      Principal Financial Officer:

              STANLEY I. GARNETT, II         Senior Vice President,     2/2/95
             (Stanley I. Garnett, II)               Finance


(iii) Principal Accounting Officer:

              KENNETH M. JONES                Vice President            2/2/95
             (Kenneth M. Jones)                 and Comptroller

(iv)      A Majority of the Directors:

         *Eleanor Baum               *Frank A. Metz, Jr.
         *William L. Bennett         *Steven H. Rice
         *Klaus Bergman              *Alan J. Noia
         *Wendell F. Holland         *Gunnar E. Sarsten
         *Phillip E. Lint            *Peter L. Shea
         *Edward H. Malone

*By:           NANCY H. GORMLEY                                         2/2/95
              (Nancy H. Gormley)

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


                                                  By: JAY S. PIFER
                                                     (Jay S. Pifer, President)

Date:  February 2, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                  Signature                      Title                   Date

(i)       Principal Executive Officer:
                                           Chairman of the Board,       2/2/95
                KLAUS BERGMAN                 Chief Executive
               (Klaus Bergman)             Officer, and Director

(ii)      Principal Financial Officer:

                NANCY L. CAMPBELL               Treasurer               2/2/95
               (Nancy L. Campbell)

(iii) Principal Accounting Officer:

                RICHARD E. MYERS                Comptroller             2/2/95
               (Richard E. Myers)

(iv)      A Majority of the Directors:

          *Eleanor Baum              *Frank A. Metz, Jr.
          *William L. Bennett        *Alan J. Noia
          *Klaus Bergman             *Jay S. Pifer
          *Stanley I. Garnett, II    *Steven H. Rice
          *Wendell F. Holland        *Gunnar E. Sarsten
          *Phillip E. Lint           *Peter L. Shea
          *Edward H. Malone          *Peter J. Skrgic

*By:            NANCY H. GORMLEY                                        2/2/95
               (Nancy H. Gormley)

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


                                                 By:  JAY S. PIFER
                                                     (Jay S. Pifer, President)
Date:  February 2, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                  Signature                    Title                      Date

(i)       Principal Executive Officer:
                                           Chairman of the Board,       2/2/95
                KLAUS BERGMAN                 Chief Executive
               (Klaus Bergman)              Officer, and Director


(ii)      Principal Financial Officer:

                DALE F. ZIMMERMAN             Secretary and             2/2/95
               (Dale F. Zimmerman)              Treasurer

(iii) Principal Accounting Officer:

                THOMAS J. KLOC                 Comptroller              2/2/95
               (Thomas J. Kloc)

(iv)      A Majority of the Directors:

          *Eleanor Baum              *Frank A. Metz, Jr.
          *William L. Bennett        *Alan J. Noia
          *Klaus Bergman             *Jay S. Pifer
          *Stanley I. Garnett, II    *Steven H. Rice
          *Wendell F. Holland        *Gunnar E. Sarsten
          *Phillip E. Lint           *Peter L. Shea
          *Edward H. Malone          *Peter J. Skrgic

*By:           NANCY H. GORMLEY                                         2/2/95
              (Nancy H. Gormley)

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

                                                  WEST PENN POWER COMPANY


                                                  By: JAY S. PIFER
                                                     (Jay S. Pifer, President)
Date:  February 2, 1995

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                  Signature                     Title                    Date

(i)       Principal Executive Officer:
                                            Chairman of the Board,      2/2/95
               KLAUS BERGMAN                   Chief Executive
              (Klaus Bergman)               Officer, and Director

(ii)      Principal Financial Officer:

               KENNETH D. MOWL               Secretary and              2/2/95
              (Kenneth D. Mowl)                Treasurer

(iii) Principal Accounting Officer:

               CHARLES V. BURKLEY              Comptroller              2/2/95
              (Charles V. Burkley)

(iv)      A Majority of the Directors:

          *Eleanor Baum              *Frank A. Metz, Jr.
          *William L. Bennett        *Alan J. Noia
          *Klaus Bergman             *Jay S. Pifer
          *Stanley I. Garnett, II    *Steven H. Rice
          *Wendell F. Holland        *Gunnar E. Sarsten
          *Phillip E. Lint           *Peter L. Shea
          *Edward H. Malone          *Peter J. Skrgic

*By:           NANCY H. GORMLEY                                         2/2/95
              (Nancy H. Gormley)

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

                                              ALLEGHENY GENERATING COMPANY

                                              By:   KLAUS BERGMAN
                                                   (Klaus Bergman, President
                                                    and Chief Executive
                                                    Officer)
Date:  February 2, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                  Signature                     Title                     Date

(i)       Principal Executive Officer:

                 KLAUS BERGMAN                President,                2/2/95
                (Klaus Bergman)               Chief Executive
                                              Officer, and Director

(ii)      Principal Financial Officer:

               NANCY L. CAMPBELL              Treasurer and             2/2/95
              (Nancy L. Campbell)             Assistant Secretary

(iii) Principal Accounting Officer:

               THOMAS J. KLOC                 Comptroller               2/2/95
              (Thomas J. Kloc)

(iv)      A Majority of the Directors:

              *Klaus Bergman
              *Stanley I. Garnett, II
              *Kenneth M. Jones
              *Alan J. Noia
              *Peter J. Skrgic

*By:            NANCY H. GORMLEY                                        2/2/95
               (Nancy H. Gormley)

                                           CONSENT OF INDEPENDENT ACCOUNTANTS

              We hereby consent to the incorporation by reference in the Prospectus constituting part of Allegheny Power System, Inc.'s Registration Statement on Form S-3 (Nos. 33-36716 and 33-57027) relating to the Dividend Reinvestment and Stock Purchase Plan of Allegheny Power System, Inc.; in the Prospectus constituting part of Allegheny Power System, Inc.'s Registration Statement on Form S-3 (No. 33-49791) relating to the common stock shelf registration; in the Prospectus constituting part of Monongahela Power Company's
Registration Statement on Form S-3 (No. 33-51301); in the Prospectus constituting part of The Potomac Edison Company's Registration
Statement on Form S-3 (No. 33-51305); and in the Prospectus constituting part of West Penn Power Company's Registration Statement on Form S-3 (Nos. 33-51303 and 33-56997); of our reports dated
February 2, 1995 included in ITEM 8 of this Form 10-K. We also consent to the references to us under the heading "Experts" in such Prospectuses.


                                                   PRICE WATERHOUSE LLP
                                                   PRICE WATERHOUSE LLP


New York, New York
March 15, 1995

                                                 POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Power System, Inc., a Maryland corporation,
Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to Annual Reports on Form 10-K for the year ended December 31, 1994 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Companies, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 2, 1995


           ELEANOR BAUM                          FRANK A. METZ, JR.
          (Eleanor Baum)                        (Frank A. Metz, Jr.)

           WILLIAM L. BENNETT                    ALAN J. NOIA
          (William L. Bennett)                  (Alan J. Noia)

           KLAUS BERGMAN                         STEVEN H. RICE
          (Klaus Bergman)                       (Steven H. Rice)

           WENDELL F. HOLLAND                    GUNNAR E. SARSTEN
          (Wendell F. Holland)                  (Gunnar E. Sarsten)

           PHILLIP E. LINT                       PETER L. SHEA
          (Phillip E. Lint)                     (Peter L. Shea)

           EDWARD H. MALONE
          (Edward H. Malone)

                                                     POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1994 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 2, 1995


                                                     JAY S. PIFER
                                                    (Jay S. Pifer)

                                                     PETER J. SKRGIC
                                                    (Peter J. Skrgic)

                                                     POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Generating Company, a Virginia corporation, do hereby constitute and appoint NANCY H. GORMLEY and STANLEY I. GARNETT, II and each of them a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1994 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  February 2, 1995


                                                    KLAUS BERGMAN
                                                   (Klaus Bergman)

                                                    KENNETH M. JONES
                                                   (Kenneth M. Jones)

                                                    ALAN J. NOIA
                                                   (Alan J. Noia)

                                                    PETER J. SKRGIC
                                                   (Peter J. Skrgic)

                                                            E-1

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

10.3          Allegheny Power System Incentive Compensation Plan

10.4          Allegheny Power System Supplemental Executive
                Retirement Plan

10.5          Executive Life Insurance Program
                and Collateral Assignment Agreement

10.6          Secured Benefit Plan
                and Collateral Assignment Agreement

10.7          Restricted Stock Plan for Outside Directors

10.8          Retirement Plan for Outside Directors

10.9          Allegheny Power System Performance Share Plan

10.10         Form of Change In Control                         Form 8-K of the Company (1-267),
                Employment Contract                               dated February 15, 1995,
                                                                  exh. 10.1

11            Statement re computation of per share earnings:

                Clearly determinable from the financial statements contained in Item 8.

18            Letter re: Change in Accounting Principles

                                                       E-1 (Cont'd)

                                                       EXHIBIT INDEX
                                                       (Rule 601(a))

Allegheny Power System, Inc.
                                                                    Incorporation
              Documents                                             by Reference


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

         (a)  Owned directly by Monongahela, Potomac Edison, and West Penn.

23            Consent of Independent Accountants                             See page 62 herein.

24            Powers of Attorney                                             See pages 63-65
                                                                              herein.
27            Financial Data Schedules

                                                            Exhibit 10.1

                                                  ALLEGHENY POWER SYSTEM

                                                 Revised Plan for Deferral
                                               of Compensation of Directors


              1. Any director may elect in a writing delivered to the Secretary of the Company on or before December 31st of any year to defer receipt of all or a specified part of his retainer and attendance fees for services as a director, including without limitation annual retainers and board and committee attendance fees, for the succeeding calendar year and for all succeeding calendar years.
              2. An election to defer for a single succeeding calendar year shall be irrevocable. Any election effective for all succeeding years shall remain in effect unless terminated by a communication in writing from the director; such termination shall become effective with respect to all amounts payable in the calendar year commencing after receipt of such communication and shall not affect the treatment of amounts deferred prior to the start of such calendar year.
              3. Any person elected to fill a vacancy on the Board of Directors and who was not a director on the preceding December 31st, may make such written election before taking office in which event the election will be effective from the start of his service as director.
              4. In his written deferred election, the director may select from the following alternatives for payment of the deferred amounts:
              (a) Lump sum payment on January 2 of the year following termination of service as director.

              (b)    Payment in annual installments commencing on such January
                     2.  (Minimum 3 installments)

              (c) Payment in annual installments equal in number to the number of years of service.

Such payment method selection shall be irrevocable unless an alternative selection is made in writing more than 24 months prior to termination of service as a director. If termination of service occurs prior to the passage of 24 months after such action, the alternative selection shall not take effect.
              Each annual installment payment shall be such portion of the amount credited to his deferred account at the prior December 31 as will be in accordance with his payout selection.
              5. The Company shall maintain a separate memorandum account of the amounts deferred by each director and shall credit such account at the end of each quarter with interest at a rate equivalent to the yield on the Company's common stock for the 12 months ended on the last day of that quarter.
              6. In the event of a director's death prior to his or her receipt of all of the deferred amounts and interest thereon, such funds shall be paid to a beneficiary designated by him or, if no such designation shall have been made, to his estate in full on the first day of the calendar year following the year in which the director dies.
A beneficiary shall be designated in the written election to defer and may be changed from time to time by filing written notice of such change with the Secretary of the Company.
              7. The Secretary of the Company shall provide to each director a copy of this Revised Plan together with a form of agreement whereby a director may elect to defer all or any part of his fees, in accordance herewith.

              8. All deferral agreements in effect under the Plan prior to adoption of this Revised Plan shall remain in effect, provided, however, that, within 30 days after adoption of this Revised Plan, a director whose termination of service will occur more than 36 months after such adoption may select in writing for previously deferred amounts and future compensation a payment option set forth above in lieu of the option then in effect.
              9. It is the intention of the parties that the above arrangements be unfunded for tax purposes and for purposes of Title I of ERISA to the extent that such Title shall be applicable hereto. The director shall have the status of a general creditor of the Company with respect to the amount in his account. The director's rights to payments under the plan are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the director or the director's benefi-ciaries.
              10. The provisions of this Revised Plan may be amended by the Board of Directors at any time provided that no such amendment may be made that would deprive a director of any rights with respect to amounts accrued hereunder as of the date of such amendment without his written consent.

March 2, 1995

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

J.       Insurer's Obligations
         The Insurer is not a party to this Agreement. It is understood by the parties hereto that in issuing such Policy of insurance, the Insurer shall have no liability except as set forth in the Policy and except asset forth in any assignment of the Policy filed at it Home Office and in Section K of this Agreement. Except as set forth in Section K, the Insurer shall not be bound to inquire into, or take notice of, any of the covenants herein contained as to the Policy of insurance or as to application of proceeds of such policy. Upon the death of the Insured and payment of the proceeds in accordance with Section K of this Agreement, the Insurer shall be discharged of all liability.

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

IN WITNESS WHEREOF, parties hereto have executed this Agreement, including the provisions regarding Collateral Assignment, on the day and year
first above written.
________________________                     _________________________
Witness                                      Employee
                                             ____________________________
                                             _____________________________
                                             Address
                                             Allegheny Power Service Corporation
                                             By:  ____________________________
                                             Richard J. Gagliardi
                                             Vice President

                                                                Exhibit 10.7

                                     ALLEGHENY POWER SYSTEM, INC.

                              RESTRICTED STOCK PLAN FOR OUTSIDE DIRECTORS


1. Purpose. The purpose of this Restricted Stock Plan for Outside Directors (the "Plan") is to enable Allegheny Power System, Inc. ("APS") and its controlled subsidiaries ("Subsidiaries") to attract and retain persons of outstanding competence to serve on the Boards of Directors of APS and its Subsidiaries by paying such persons a portion of their retainer fee in APS Common Stock pursuant to the terms hereof.

2.       Definitions.

              (a) The term "Change in Control" shall be deemed to mean, and to occur at, the time when either (i) any entity, person or group (other than APS, any subsidiary, or any savings, pension or other benefit plan for the benefit of employees of APS or its subsidiaries) which theretofore owned less than 20% of the APS Common Stock then outstanding acquires shares of Common Stock in a transaction or series of transactions that results in such entity, person or group directly or indirectly owning beneficially 20% or more of the outstanding Common Stock or (ii) the election or appointment, within a twelve-month period, of persons to the APS Board of Directors who were not directors of APS at the beginning of such twelve-month period, whose election or appointment was not voted or approved in advance by a majority of those persons who were directors at the beginning of such period, and which newly elected or appointed directors shall constitute a majority of the APS Board of Directors.

              (b) The term "Outside Director" or "Participant" means a member of the Boards of Directors of APS and its Subsidiaries who is not, at any time during his service as a director, an employee (within the meaning of Section 3(6) of the Employee Retirement Income Security Act of
         1974) of APS or any of its Subsidiaries.

              (c) The term "Subsidiary" means any corporation 50% or more of the outstanding Common Stock of which is owned, directly or indirectly, by APS.

              (d) The term "Service" shall mean service as an Outside Director.

3. Eligibility. All who serve as Outside Directors of APS and any of its Subsidiaries after calendar year 1994 shall be eligible to receive stock awards hereunder.

4.       Stock Awards.

              (a) A total of 25,000 shares of APS Common Stock shall be available for awards under the Plan. Such shares shall be shares of APS Common Stock previously unissued or previously issued and reacquired by APS. Any restricted shares awarded under this Plan with respect to which the restrictions do not lapse and which are forfeited as provided herein shall be transferred into the record name of APS and again be available for other awards under the Plan.

              (b)  Unless he or she chooses otherwise pursuant to
         Section 4(e), each Outside Director shall receive an annual award of 200 shares of APS Common Stock with respect to each calendar year or portion thereof during which he or she serves as an Outside Director beginning with the calendar year 1995. Awards shall be made in January of each year or as soon thereafter as all necessary regulatory approvals have been received. However, for the calendar year in which an Outside Director commences Service, the award of shares to such Outside Director for such year shall be made in the month in which his or her Service commences, if his or her Service commences after January 31 of such year. All awards of shares made hereunder shall be subject to the restrictions set forth in Section 5.

              (c) Subject to the provisions of Section 5, certifi-cates representing shares of APS Common Stock awarded hereunder shall be registered in the name of the respective Participants. During the period of time such shares are subject to the restrictions set forth in
         Section 5, such certificates shall be endorsed with a legend to that effect, and shall be held by APS or an agent therefor. The Participant shall, nevertheless, have all the other rights of a shareholder, including the right to vote and the right to receive all cash dividends paid with respect to such shares. Subject to the requirements of applicable law, certificates representing such shares shall be delivered to the Participant within 30 days after the lapse of the restrictions to which they are subject.

              (d) If as a result of a stock dividend, stock split, recapitalization (or other adjustment in the stated capital of APS) or as the result of a merger, consolidation, or other reorganization, the common shares of APS are increased, reduced, or otherwise changed, the number of shares available and to be awarded hereunder shall be appropriately adjusted, and if by virtue thereof a Participant shall be entitled to new or additional or different shares, such shares to which the Participant shall be entitled shall be subject to the terms, conditions, and restrictions herein contained relating to the original shares. In the event that warrants or rights are awarded with respect to shares awarded hereunder, and the recipient exercises such rights or warrants, the shares or securities issuable upon such exercise shall be likewise subject to the terms, conditions, and restriction herein contained relating to the original shares.

              (e) (i) Each Outside Director may choose prior to the effective date of the Plan or prior to his/her initial election as a Director and annually thereafter to receive Alternate Shares in lieu of the annual award of shares subject to the restrictions set forth in Section 5. If the Director chooses to receive Alternate Shares, he/she shall receive certificates representing 200 shares of APS Common Stock free of the restrictions set forth in
         Section 5(a) and (b) but subject to the restriction set forth in Section 5(c).

                   (ii) Any such choice will be effective only if made in a writing delivered to the Secretary of APS prior to the effective date of the Plan or, with respect to awards for years subsequent to 1995, prior to the date of the APS stockholders meeting held prior to the calendar year of the award. An Outside Director elected other than at an annual meeting who desires to choose not to receive shares restricted by Section 5 shall do so in a writing delivered to the APS Secretary prior to his/her election. Any choice so made shall continue in effect until the Outside Director shall timely deliver to the Secretary a writing revoking the prior choice.

5.       Restrictions.

              (a) Shares are awarded to a Participant on the condi-tion that he or she serves as an Outside Director until:

                     (i)          the Participant's death or disability; or

                  (ii) the Participant's failure to stand for re-election at the end of the term during which the Participant reaches age 65; or

                 (iii) the Participant's resignation or failure to stand for re-election prior to the end of the term during which the Participant reaches age 65 with the consent of the Board, i.e., approval thereof by at least 80% of the Directors voting thereon, with the affected Director abstaining; or

                  (iv) the Participant's failure to be re-elected after being duly nominated.

              For purposes of this Plan, "disability" shall mean a Participant's complete and permanent inability, by reason of illness or accident, to perform his or her duties as a member of the Board, as determined by the Administration Committee based on medical evidence acceptable to it.

              Termination of Service of a Participant for any other reason, including, without limitation, any involuntary termination effected by Board action, shall result in forfeiture of all shares awarded. Notwithstanding the foregoing, upon the occurrence of a Change in Control, the restrictions set forth in this Section 5 to which any shares awarded to a Participant are then still subject shall lapse, and termination of the Participant's Service for any reason at any time after the occurrence of such Change in Control shall not result in the forfeiture of any such shares.

              (b) Shares awarded hereunder may not be sold, assigned, exchanged, transferred, pledged, hypothecated, made subject to gift, or otherwise disposed of (herein, "Transferred") other than to APS pursuant to Section 4(a) during the period commencing on the date of the award of such shares and ending on the date of termination of the Outside Director's Service; provided, however, that in no event, may any shares awarded hereunder be Transferred for a period of six months following the date of the award thereof, except in the case of the recipient's death or disability, other than to APS pursuant to
         Section 4(a) hereof.

              (c) Each Participant shall represent and warrant to and agree with APS that he or she (i) takes any shares awarded under the Plan for investment only and not for purposes of sale or other disposition and will also take for investment only and not for purposes of sale or other disposition any rights, warrants, shares or securities which may be issued on account of ownership of such shares, and (ii) will not sell or transfer any shares awarded or any shares received upon exercise of any such rights or warrants except in accordance with (A) an opinion of counsel for APS (or other counsel acceptable to APS) that such shares, rights, warrants or other securities may be disposed of without registration under the Securities Act of 1933, or (B) an applicable "no action" letter issued by the Staff of the Securities and Exchange Commission.

6. Administration Committee. An Administration Committee (the "Committee") shall have full power and authority to construe and administer the Plan. Any action taken under the provisions of the Plan by the Committee arising out of or in connection with the administration, construction, or effect of the Plan or any rules adopted thereunder shall, in each case, lie within the discretion of the Committee and shall be conclusive and binding upon APS and upon all Participants, and all persons claiming under or through any of them. Notwithstanding the foregoing, any determination made by the Committee after the occurrence of a Change in Control that denies in whole or in part any claim made by any individual for benefits under the Plan shall be subject to judicial review, under a "de novo", rather than a deferential, standard. The Committee shall have as members the Chief Executive Officer of APS and two officers of APS or its Subsidiaries designated by the Chief Executive Officer. In the absence of such designation, the other members of the Committee shall be, in order of automatic designation, the Vice President Administration and the Secretary of APS.

7. Successor Corporation. The obligations under this Plan shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of APS, or upon any successor corporation or organization succeeding to substantially all of the assets and business of APS. APS agrees that it will make appropriate provision for the preservation of Participants' rights under this Plan in any agreement or plan which it may enter into or adopt to effect any such merger, consolidation, reorganization or transfer of assets.

8. Right to Continued Service. Neither this Plan nor any action taken hereunder shall be construed as giving any employee any right to continued service as a Director of APS.

9. No Liability of Committee Members. No member of the Committee shall be personally liable by reason of any contract or other instrument executed by such member or on his or her behalf in his or her capacity as a member of the Committee nor for any mistake of judgment made in good faith, and APS shall indemnify and hold harmless each member of the Committee, and each employee, officer, director or trustee of APS or any of its Subsidiaries to whom any duty or power relating to the administration or interpretation of this Plan may be allocated or delegated, against any cost or expense (including counsel fees) or liability (including any sum paid in settlement of a claim with the approval of the Board of Directors) arising out of any act or omission to act in connection with this Plan unless arising out of such person's own fraud or bad faith.

10. Governing Law. This Plan shall be governed by and construed in accordance with the laws of the state of incorporation of APS, without reference to the principles of conflicts of law thereof.

11. Approval: Effective Date. The Plan is subject to the approval of the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. Upon receipt of such approval, the Plan shall be effective January 1, 1995.

12. Amendment and Termination. The Plan may be amended or terminated by the Board of Directors of APS, provided that, if any such amendment requires shareholder approval to meet the requirements of the then applicable rules under Section 16(b) of the Securities Exchange Act of 1934, such amendment shall require the approval of a majority of the holders of APS's Common Stock present and entitled to vote at a meeting of shareholders, and provided that such action shall not adversely affect any Participant's rights under the Plan with respect to awards which were made prior to such action. Notwithstanding the foregoing, Section 4(b) of the Plan may not be amended more often than once every six months other than to comport with changes in the Internal Revenue Code or the Employee Retirement Income Security Act, or the rules thereunder.

                                                                Exhibit 10.8




                                        ALLEGHENY POWER SYSTEM


                                  BOARD OF DIRECTORS RETIREMENT PLAN


                                      (Effective January 1, 1995)

                                        ALLEGHENY POWER SYSTEM

                                  BOARD OF DIRECTORS RETIREMENT PLAN


13.      Purpose of the Plan:

         The purpose of the Plan, the "Allegheny Power System Board of Directors Retirement Plan" (hereinafter referred to as the "Plan") is to provide for the payment of retirement benefits to the outside directors of Allegheny Power System, Inc. (hereinafter sometimes referred to as "Company") and its controlled subsidiaries (the "Subsidiaries") as part of their overall directors' remuneration package. This will help to assist the Companies in attracting, motivating and retaining directors of superior ability, and loyalty.
14.      Eligibility to Participate in the Plan:
         Each person who is a Director of the Company and the Subsidiaries on January 1, 1995 or, thereafter becomes a Director and who is not, at any time during his/her service as a Director, an employee of the Company or any Subsidiary shall be eligible to participate in the Plan. Any person who on January 1, 1995 is, or thereafter becomes, eligible to receive a benefit under any present or future basic pension plan established for the benefit of employees of the Company or of any Subsidiary shall not be eligible to participate in the Plan; and any Participant who becomes an employee of the Company or a Subsidiary and eligible to receive a benefit under such basic pension plan shall cease to be eligible for benefits under this Plan and shall forfeit any benefits that the Participant may then have become entitled to under the Plan without regard to his age or Plan Years of Service.

15.      Definitions:
              A.     Retainer -
                     shall mean the aggregate of the annual Director's retainer fees being paid on the date of the Participant's retirement by the Company and those Subsidiaries of which the Participant is a Director.
              B.     Committee -
                     shall mean the Management Review Committee of the Board of Directors of the Company ("the Board") and such other committee to which the Board may, from time to time, assign the Committee's responsibilities.
              C.     Effective Date -
                     shall mean January 1, 1995.
              D.     Participant -
                     shall mean any Director who meets the eligibility requirements of Section 2.
              E.     Plan Year -
                     shall mean the approximately 12-month period be-tween annual meetings of the stockholders of the Company.
              F.     Plan Years of Service -
                     shall mean the Participant's years of service as a Company Director measured from the date of first election as a Company Director, whether occurring before or after the Effective Date.
16.      Plan Retirement Benefits:
              A.     Eligibility for Benefits -
                     I. Subject to the provisions of Section 5A, a Participant shall be eligible to receive upon retirement after attaining age 65 a benefit from this Plan upon completion of 5 Plan Years of Service as a Director of the Company; provided that, if a Participant ceases to serve as a Director of the Company prior to attaining age 65 for any reason whatsoever other than because of the occurrence of a Special Event (as defined below), such eligibility will terminate forthwith and no benefit shall be payable to such Participant or such Participant's spouse under this Plan.
                     II. (a) A Special Event shall be deemed to have occurred if, before attaining age 65, a Participant shall
                          (a)     Die after serving as a Director for 5
                                  Plan Years.
                          (b)     Become disabled after serving as a
                                  Director for 5 Plan Years.
                          (c) With the consent of 80% of the Directors voting thereon (with the Participant abstaining) resign or fail to stand for reelection.
              For purposes of this Plan, "disability" shall mean a Participant's complete and permanent inability, by reason of illness or accident, to perform his or her duties as a Director, as determined by the Committee based on medical evidence acceptable to it.
              B.     Amount of Benefits -
                     I. An eligible Participant retired other than by reason of a Special Event will be entitled to receive during his/her life an annual pension benefit equal to his/her Retainer; and upon his/her death, his/her surviving spouse shall be entitled to receive during his/her life an annual benefit equal to 50% of that payable to the Participant.
                     II. In the event a Director dies after serving as a Director for 5 Plan Years but before attaining age 65 the Director shall be deemed to have retired one day before the date of his death and the surviving spouse shall be eligible to receive an annual pension benefit equal to that which would have been payable to the surviving spouse of an eligible Participant who had retired on the day before the date of death of the deceased Participant.
                     III. In the event a Director shall retire because of disability after serving as Director for 5 Plan Years but before attaining age 65, the Participant shall retain his/her eligibility [and his/her pension benefit (and the 50% benefit payable to the Participant's surviving spouse) shall commence in the month following his retirement and be paid as provided in Section 4C] [for a deferred annual pension benefit commencing when he/she attains age 65 in the amount of the annual retainer fees being paid him at the termination of his/her service and the Participant's spouse at the time of such termination shall receive an annual benefit equal to 50% of such amount commencing at the later of the Participant's death or the date on which the Participant would have attained age 65.]
                     IV. A Participant who, with the consent of the Board, resigns or fails to stand for reelection prior to attaining age 65 shall be eligible for a deferred annual pension benefit commencing when he/she attains age 65 in the amount of the annual retainer fees being paid him at the termination of his/her service, and the Participant's spouse at the time of such termination shall receive an annual benefit equal to 50% of such amount commencing at the later of the Participant's death or the date on which the Participant would have attained age 65.
              C.     Form and Time of Payment -
                     The annual pension benefit payable under this Plan shall be paid by the Company with the Subsidiaries contributing in proportion to their respective retirement retainer amounts in equal monthly payments on the first day of the month, commencing with the month following the month in which the Participant's retirement occurs.
17.      Vesting:
              A.     Absence of Vesting -
                     A Participant shall have no vested interest in the Plan. In the event that a Participant ceases for any reason other than the occurrence of a Special Event to be a Director of the Company prior to attaining age 65, any entitlement to benefits shall end, and all his/her rights under the Plan shall terminate without regard to whether the Participant has served as a Director for 5 Plan Years.
              B.     Change of Control Vesting -
                     Notwithstanding Section 5A, a Participant shall become eligible for Plan Retirement Benefits upon the occurrence of a change of control regardless of the Participant's then age or Plan Years of Service, and Benefits shall be payable to the Participant and his/her spouse in the amounts provided in Section 4B at such time as the Participant ceases to be a Director or dies. A "change in control" is deemed to occur at the time when either (i) any entity, person or group (other than the Company, any Subsidiary or any savings, pension or other benefit plan for the benefit of employees of the Company or its subsidiaries) which theretofore beneficially owned less than 20% of the Company's Common Stock then outstanding acquires shares of Common Stock in a transaction or series of transactions that results in such entity, person or group directly or indirectly owning beneficially 20% or more of the outstanding Common Stock or (ii) the election or appointment, within a twelve-month period, of persons to the Company's Board of Directors who were not directors of the Company at the beginning of such twelve-month period, whose election or appointment was not voted or approved in advance by a majority of those persons who were directors at the beginning of such period, and which newly elected or appointed Directors shall constitute a majority of the Board of Directors of the Company.
18.      Funding:
         The Plan shall be unfunded and a Participant shall have no interest in any assets of the Company or any Subsidiary. Benefits shall be paid from the general assets of the Company and the Subsidiaries and the rights of a Participant and his/her spouse shall be limited to those of an unsecured general creditor of the Company and the Subsidiaries. No special or separate fund shall be established or other segregation of assets made to assure such payments; provided, however, that the Company and the Subsidiaries may establish a bookkeeping reserve to meet its obligations hereunder. Nothing contained in the Plan, and no action taken pursuant to the provisions of the Plan, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company, the Subsidiaries or the Committee, and any Director or other person. It is the intention of the parties that this Plan shall constitute a mere promise by the Company to make payments in the future of the benefits provided for herein.
19.      Administration and Governing Law:
         This Plan will be administered by and under the direction of the Committee on behalf of the Company and the Subsidiaries. The Committee may adopt, and may from time to time modify or amend, such rules and guidelines
         (hereinafter referred to as the "Rules and Guidelines") consistent herewith as it may deem necessary or appropriate for carrying out the provisions and purposes of the Plan, which, upon their adoption and so long as in effect, shall be deemed a part hereof to the same extent as if set forth in the Plan. The Committee may also adopt any amendment to this Plan which may be necessary or appropriate to facilitate the administration, management and interpretation of this Plan, provided that any such amendment does not have a material effect on the Plan's cost. Any interpretation and construction by the Committee of any provision of, and the determination of any question arising under, the Plan or the Rules and Guidelines shall be final, conclusive, and binding upon the Company, the Subsidiaries, each Participant and his/her surviving spouse. The provisions of the Plan shall be construed, administered, and enforced according to and governed by the laws of the State of New York.
20.      Limitation on Scope of Plan:
         The Plan shall not be deemed to constitute a contract be-tween the Company or any Subsidiary and any Director of the Company, nor shall anything herein contained be deemed to give any Director of the Company or a Subsidiary any right to be re-elected or otherwise continue to serve as Director or deny to the Company or any Subsidiary the right to remove any Director at any time. Notwithstanding the preceding sentence, in the event of a change of control of the Company, as defined in Section 5B, the Plan shall be deemed to have created on the effective date of such change of control, a contract binding upon the Company and the Subsidiaries to pay the Plan Retirement Benefits deemed vested by Section
         5B.
21.      Non-Assignability:
         It is the intention of the parties that this Plan shall constitute a mere promise by the Company to make payments in the future of the benefits provided for herein. The rights of a Participant and his/her surviving spouse hereunder are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Participant or creditors of the Participant's spouse.
         In the event of any attempted assignment or transfer, the Company shall have no further liability hereunder. Nor shall any payments be transferable by operation of law in the event of bankruptcy or insolvency, except to the extent otherwise provided by applicable law.
22.  Tax Withholding:
         The Company shall withhold from all amounts payable under this Plan all federal, state, local or other taxes required by law to be withheld with respect to such amounts.
23.  Successors and Assigns:
         Subject to the limitations and restrictions expressed herein, this Plan shall be binding upon and inure to the benefit of the Company and its successors and assigns and the Participants, or their successors, assigns, designees and estates. This Plan shall also be binding upon any successor corporation or organization succeeding to substantially all the assets and business of the Company, but nothing in this Plan shall preclude the Company from merging or consolidating into or with, or transferring all or substantially all of the assets to, another corporation which assumes this Plan and all obligattions of the Company hereunder. Subject to the continuing effectiveness of Sections 5A and 6, the Company agrees to make appropriate provision for the continuation of this Plan and preservation of Participants' rights under this Plan in any agreement or plan which it may enter into to effect any merger, consolidation, reorganization, or transfer of assets and assumption. On the occurrence of such event, the term "Company" shall refer to such other corporation and this Plan shall continue in full force and effect.
24.      Termination or Amendment:
         This Plan may be amended, suspended or terminated, in whole or in part, with prospective or retroactive effect by action of the Board of Directors of the Company, acting on behalf of the Company and the Subsidiaries, at any time without the consent of any Participant or beneficiary; provided, however, that no such amendment, suspension or termination nor amendment of the Plan shall reduce or terminate any benefit to or in respect of a Participant who has attained age 65 and served five years as Director.

                                                                Exhibit 10.9

                 ALLEGHENY POWER SYSTEM PERFORMANCE SHARE PLAN

1.       PURPOSE AND ADMINISTRATION

         To more directly relate the compensation of the executives of the Allegheny Power System Companies (the "Companies") to the financial results and operating performance of the Companies and to attract and retain key executives in a competitive job market, it is desirable and necessary to create a long-term incentive plan to supplement the Companies' salary and short-term incentive plans.

         The Allegheny Power System Performance Share Plan (the "Plan") was adopted by the Boards of Directors of the Companies on __________________, and will be submitted to shareholders for approval at the next annual meeting of Allegheny Power System, Inc. (the Company). The Plan is designed to more directly relate the compensation of participants to the long-term performance of the Companies, to provide incentive rewards for the achievement of the long-term performance which benefits both the customers and shareholders of the Companies. The Plan will be administered by the Management Review Committee of the Board of Directors of the Company (the "Committee"). The Plan will become effective, upon approval by shareholders, as of January 1, 1994, and will expire on December 3l, 2007, unless otherwise suspended or terminated pursuant to Article 10 hereof.

2.       DESIGN OF THE PLAN
         The Plan will be made up of performance cycles:
         (1)   which may overlap
         (2) which shall be described in Performance Cycle Guidelines (Guidelines) detailing the appropriate terms, conditions and performance criteria governing award payments for each performance cycle and
         (3) which shall be approved by the Boards of Directors, upon recommendation of the Committee.
        Each performance cycle shall be for a period of not less than  three (3)
         or more than five (5) calendar years.  The Boards    shall approve the
         participants in each cycle, the performance  criteria and performance
         shares to be covered by each cycle   based on recommendations
         submitted by the Committee.

         The first performance cycle shall, subject to approval of the Plan by shareholders, begin on January 1, 1994. Future cycles shall commence on such date as the Boards shall approve, upon the recommendation of the Committee, but no future cycle shall begin sooner than January 1, 1995, nor end on a date after December 31, 2007, and shall be governed by the Guidelines adopted for that cycle.

         3.   PARTICIPANTS
         Participation in the Plan will be restricted to senior officers of the Companies as approved by the Boards. The Committee shall determine, in advance of each cycle, the specific senior officers to be included in that performance cycle. It is expected that not more than 15 officers will participate in any performance cycle. The Committee will report named proxy executive officers participating in any performance cycle to the Board for approval.

4.       SHARES COVERED BY THE PLAN
         The total number of shares of common stock of the Company that may be granted under this Plan shall be 500,000. The number of designated shares shall be adjusted to reflect stock splits, stock dividends, and other similar matters affecting the number of outstanding shares of the Company's common stock. In the event any performance shares granted are not paid, whether by reason of the participant's termination of employment, failure to meet performance criteria or otherwise, such shares will be available for grants to participants with respect to other performance cycles under the Plan.

5.       PERFORMANCE SHARE GRANTS AND PERFORMANCE
         The Committee will approve the granting of performance shares to participants in any performance cycle as provided in this Plan. Actual shares of common stock of the Company shall not be issued at the time of grant, but the grant of such shares shall represent the participant's right to receive such shares (or their equivalent value), and dividends credited in shares, with respect to such shares, upon achievement of performance criteria during each performance cycle, measured relative to performance standards and other conditions established by the Committee, and set forth in the Guidelines for that cycle, pursuant to which the shares are granted. The performance cycle over which the Companies' performance is to be measured relative to these performance standards will be determined by the Committee and approved by the Boards at the time of grant. During any performance cycle, dividends will be credited on all performance shares granted, and will be converted into additional shares payable when the underlying performance shares are paid. Payment of any shares granted is contingent on the participant's continued employment during the performance cycle or such other terms as the Committee shall specify in the event of the participant's death, disability, retirement, or involuntary termination following a change in ownership and/or control of the Company.

6.       PERFORMANCE CRITERIA AND STANDARDS
         Performance criteria and standards to be included in the Guidelines for each performance cycle shall include:
         (a) Customer related criteria such as the cost and quality of service provided to residential customers; and
         (b)  Shareholder related criteria.
         The Committee shall determine appropriate customer related performance standards such as the Companies' residential service cost ranking and/or the change in the Companies' residential service cost ranking measured, in each case, relative to a peer group of utilities selected by the Committee and identified in the Guidelines.

         The Committee shall select appropriate shareholder related performance criteria such as total return, dividend return, earnings, return on equity, cash flow related goals, or a combination of any such criteria, measured in each case relative to the peer utility companies used during the performance cycle for the proxy stock performance graph required under the Securities and Exchange Commission's proxy rules applicable at the time.

         The weighting between customer performance and shareholder performance criteria, for purposes of computing overall awards during any performance cycle, shall be determined by the Committee in the appropriate guidelines.

7.       PERFORMANCE SHARE PAYMENTS
         Payment of earned performance shares will be made in actual shares of common stock of the Company, or a combination of cash and shares, as determined by the Committee at time of grant or payment. The Committee will determine the date as of which any conversion of earned performance shares to cash (based on their fair market value) will be made. Regardless of whether earned performance shares are paid in actual shares of common stock of the Company, or a combination of cash and shares, the full number of shares earned will be deducted from the total number of such shares authorized under the Plan.

         Within sixty days after receiving a grant of performance shares, a participant may make an irrevocable election, following procedures established by the Committee, to have distribution of any amount he may be entitled to receive with respect to such performance shares deferred until such year as he may elect, after the year in which the amount would otherwise be paid to him; at the same time, he may elect to have such deferred amount, including dividends (or a comparable factor), paid to him in annual installments over a specified period of years.

         Notwithstanding any election of any participant to receive payment under the Plan on a deferred basis as above provided, the Committee, in its sole discretion, may at any time terminate such election and make immediate distribution of the amount to which the participant is entitled.

8.       PAYMENT IN COMMON STOCK: SOURCE OF STOCK
         It is anticipated that any shares of common stock of the Company paid under the Plan will be made from treasury shares acquired prior to or during the term of the Plan. The Committee may also utilize authorized but unissued shares of the Company's common stock.

9.       ADDITIONAL PROVISIONS
         The grant of performance shares to a participant shall create no rights as a shareholder of the Company until such time that shares of the Company's common stock are delivered to the Participant. In the event of stock dividends, stock splits or other similar matters affecting the number of outstanding shares of the Company's common stock, appropriate revision shall be made in performance shares, granted to participants in order to reflect the effect of such action on the grants to the participants under the Plan.

         No participant in the Plan shall have any right to continue in the employ of the Companies for any period of time. Rights and powers the Companies now have or may have in the future, to dismiss or discharge any participant from employment or to change the assignment of any participant, are expressly reserved to the Companies. The Companies are authorized to withhold from any payments made under the Plan any amount necessary to satisfy income tax withholding requirements in respect of such payments, and for this purpose may withhold cash or shares of the Company's common stock.

10.      PLAN AMENDMENT, SUSPENSION, OR TERMINATION
         The Boards shall have the authority to amend, revise, or suspend, the Plan, provided that no amendments or revisions shall be made without the consent of shareholders if they would materially increase the benefits accruing to participants, increase the number of Shares which may be paid under the Plan pursuant to Article 5, or modify the requirements as to eligibility for Plan participation. The Boards may also terminate or suspend the operation of the Plan and provided further that no such action will adversely affect the rights of participants to payment of performance shares granted prior to termination or suspension of the Plan, without the prior consent of such participants.

11.      NON-ASSIGNABILITY
         Rights under the Plan and in respect of performance shares granted are not transferable and may not be assigned or pledged by any participant at any time.

                                                Exhibit 18


To the Board of Directors
Allegheny Power System, Inc.

We have audited the consolidated financial statements included in the Annual Report on Form 10-K of Allegheny Power System, Inc.
(the "Corporation") for the year ended December 31, 1994 and issued our report thereon dated February 2, 1995.
Note A to the consolidated financial statements describes a change in the Corporation's method of accounting for revenues from a cycle billing basis to full recognition of unbilled revenues.
It should be understood that the preferability of one acceptable method of revenue recognition over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based on our discussions with management and the stated reasons for the change, we believe that such change represents, in your circumstances, the adoption of a preferable alternative accounting principle for revenue recognition in conformity with Accounting Principles
Board Opinion No. 20.

PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
New York, New York
February 2, 1995

                                                  E-2
Monongahela Power Company
                                                       Incorporation
              Documents                                by Reference

3.1      Charter of the Company,                  Form S-3, 33-51301, exh. 4(a)
         as amended                               and Form 8-K of the Company
                                                  (1-5164) dated May 12, 1994,
                                                  exh. 3.1

3.2      Code of Regulations,                      Form 10-Q of the Company
         as amended                                  (1-5164), September 1994,
                                                     exh. (a)(2)

4        Indenture, dated as of                    S 2-5819, exh. 7(f)
         August 1, 1945, and                       S 2-8782, exh. 7(f)(1)
         certain Supplemental                      S 2-8881, exh. 7(b)
         Indentures of the                         S 2-9355, exh. 4(h)(1)
         Company defining rights                   S 2-9979, exh. 4(h)(1)
         of security holders.*                     S 2-10548, exh. 4(b)
                                                   S 2-14763, exh. 2(b)(i)
                                                   S 2-24404, exh. 2(c);
                                                   S 2-26806, exh. 4(d);
                                                   Forms 8-K of the Company
                                                   (1-268-2) dated August 8, 1989,
                                                   November 21, 1991, June 4, 1992,
                                                   July 15, 1992, September 1, 1992
                                                   and April 29, 1993

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above
         Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental
         Indentures.

10       Employment Contract                       Form 8-K of the Company
           of Jay S. Pifer                           (1-5164) dated February 15,
                                                     1995 exh. 10.1

12       Computation of ratio of earnings
         to fixed charges

18       Letter re: Change in Accounting Principles

21 Subsidiaries: Monongahela Power Company has a 27% equity ownership in Allegheny Generating Company, incorporated in Virginia; and a 25% equity ownership in Allegheny
         Pittsburgh Coal Company, incorporated in Pennsylvania.

23       Consent of Independent
           Accountants                             See page 62 herein.

24       Powers of Attorney                        See pages 63-65 herein.

27       Financial Data Schedules

                                                              EXHIBIT 12

                 COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES

                               For Year Ended December 31, 1994

                                     (Dollar Amounts in Thousands)



                                                 Monongahela Power Company

Earnings:
         Income before cumulative effect
           of accounting change                          $ 59,936
         Fixed charges (see below)                         38,871
         Income taxes                                      30,649

         Total earnings                                  $129,456


Fixed Charges:
         Interest on long-term debt                      $ 35,187
         Other interest                                     2,969
         Estimated interest
           component of rentals                               715

         Total fixed charges                             $ 38,871


Ratio of Earnings to
  Fixed Charges                                              3.33

                                                   Exhibit 18

To the Board of Directors
Monongahela Power Company


We have audited the financial statements included in the Annual Report on Form 10-K of Monongahela Power Company (the "Corporation") for the year ended December 31, 1994 and issued our report thereon dated February 2, 1995. Note A to the financial statements describes a change in the Corporation's method of accounting for revenues from a cycle billing basis to full recognition of unbilled revenues. It should be understood that the preferability of one acceptable method of revenue recognition over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based on our discussions with management and the stated reasons for the change, we believe that such change represents, in your circumstances, the adoption of a preferable alternative accounting principle for revenue recognition in conformity with Accounting Principles Board Opinion No. 20.



PRICE WATERHOUSE LLP
New York, New York
February 2, 1995

                                                  E-3

The Potomac Edison Company

                                                                Incorporation
                          Documents                             by Reference

3.1              Charter of the Company,                    Form 10-Q of the Company
                 as amended                                 (1-3376-2), September 1993,
                                                            exh. (a)3

3.2              By-laws of the Company,                    Form 10-Q of the Company
                 as amended                                 (1-3376-2), June 1990,
                                                            exh. (a)3

4                Indenture, dated as of                     S 2-5473, exh. 7(b); Form
                 October 1, 1944, and                       S-3, 33-51305, exh. 4(d)
                 certain Supplemental                       Forms 8-K of the Company
                 Indentures of the                          (1-3376-2) dated June 14,
                 Company defining rights                    1989, June 25, 1990,
                 of security holders*                       August 21, 1991, December
                                                            11, 1991, December 15,
                                                            1992, February 17, 1993,
                                                            March 30, 1993 and June 22,
                                                            1994

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above
         Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental
         Indentures.


10       Employment Contract                                Form 8-K of the Company
           of Jay S. Pifer                                    (1-3376-2) dated
                                                              February 15, 1995
                                                              exh. 10.1

12       Computation of ratio of earnings
         to fixed charges

18       Letter re: Change in Accounting Principles

21 Subsidiaries: The Potomac Edison Company has a 28% equity ownership in Allegheny Generating Company, incorporated in Virginia and a 25% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in
         Pennsylvania.

23       Consent of Independent                             See page 62 herein.
           Accountants

24       Powers of Attorney                                 See pages 63-65 herein.

27       Financial Data Schedules

                                                                    EXHIBIT 12

               COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES

                             For Year Ended December 31, 1994

                               (Dollar Amounts in Thousands)



                                                  The Potomac Edison Company

Earnings:
         Income before cumulative effect
           of accounting change                             $ 81,983
         Fixed charges (see below)                            47,329
         Income taxes                                         34,339

         Total earnings                                     $163,651


Fixed Charges:
         Interest on long-term debt                         $ 44,706
         Other interest                                        1,750
         Estimated interest
           component of rentals                                  873

         Total fixed charges                                $ 47,329


Ratio of Earnings to
  Fixed Charges                                                 3.46

                                           Exhibit 18


To the Board of Directors
The Potomac Edison Company

We have audited the financial statements included in the Annual Report on Form 10-K of The Potomac Edison Company (the "Corporation") for the year ended December 31, 1994 and issued our report thereon dated February 2, 1995. Note A to the financial statements describes a change in the Corporation's method of accounting for revenues from a cycle billing basis to full recognition of unbilled revenues. It should be understood that the preferability of one acceptable method of revenue recognition over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based on our discussions with management and the stated reasons for the change, we believe that such change represents, in your circumstances, the adoption of a preferable alternative accounting principle for revenue recognition in conformity with Accounting Principles Board Opinion No. 20.



PRICE WATERHOUSE
New York, New York
February 2, 1995

                                                  E-4

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

*        There are omitted the Supplemental Indentures which do no
         more than subject property to the lien of the above
         Indentures since   they are not considered constituent
         instruments defining the rights of the holders of the
         securities.  The Company agrees to furnish the Commission
         on its request with copies of such Supplemental
         Indentures.

10       Employment Contract                                Form 8-K of the Company
           of Jay S. Pifer                                    (1-255-2) dated
                                                              February 15, 1995
                                                              exh. 10.1
12       Computation of ratio of earnings
         to fixed charges

18       Letter re: Change in Accounting Principles

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

23       Consent of Independent                                     See page 62 herein.
           Accountants

24       Powers of Attorney                                         See pages 63-65 herein.

27       Financial Data Schedules

                                                                    EXHIBIT 12

                COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES

                                 For Year Ended December 31, 1994

                                    (Dollar Amounts in Thousands)



                                                      West Penn Power Company

Earnings:
         Income before cumulative effect
           of accounting change                               $101,015
         Fixed charges (see below)                              61,583
         Income taxes                                           47,085

         Total earnings                                       $209,683


Fixed Charges:
         Interest on long-term debt                           $ 58,102
         Other interest                                          2,172
         Estimated interest
           component of rentals                                  1,309

         Total fixed charges                                  $ 61,583


Ratio of Earnings to
  Fixed Charges                                                   3.40

                                           Exhibit 18

To the Board of Directors
West Penn Power Company

We have audited the consolidated financial statements included in the Annual Report on Form 10-K of West Penn Power Company (the "Corporation") for the year ended December 31, 1994 and issued our report thereon dated February 2, 1995. Note A to the consolidated financial statements describes a change in the Corporation's method of accounting for revenues from a cycle billing basis to full recognition of unbilled revenues. It should be understood that the preferability of one acceptable method of revenue recognition over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based on our discussions with management and the stated reasons for the change, we believe that such change represents, in your circumstances, the adoption of a preferable alternative accounting principle for revenue recognition in conformity with Accounting Principles Board Opinion No. 20.



PRICE WATERHOUSE
New York, New York
February 2, 1995

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

12               Computation of ratio of earnings
                 to fixed charges

23               Consent of Independent                 See page 62 herein.
                   Accountants

24               Powers of Attorney                     See pages 63-65 herein.

27               Financial Data Schedules

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

**       Incorporated by reference to Form 10-Q of the Company
         (0-14688) for June 1989, exh. (a).

***      Incorporated by reference to Forms 8-K of the Company
         (0-14688) for December 1986, exh. 4(A), and December 1988, exh.
         4.1.

                                                               EXHIBIT 12

               COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES

                              For Year Ended December 31, 1994

                                (Dollar Amounts in Thousands)



                                                Allegheny Generating Company

Earnings:
         Net Income                                       $ 29,717
         Fixed charges (see below)                          17,809
         Income taxes                                       14,743

         Total earnings                                   $ 62,269


Fixed Charges:
         Interest on long-term debt                       $ 16,863
         Other interest                                        946
         Estimated interest
           component of rentals                              ----

         Total fixed charges                              $ 17,809


Ratio of Earnings to
  Fixed Charges                                               3.50