Form 10-Q
period 1995-03-31
ALLEGHENY POWER SYSTEM INC
filed 1995-05-12
CIK 3673

                                                        FORM 10-Q


                                           SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C.  20549





                                    Quarterly Report Under Section 13 or 15(d)
                                         of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1995


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

           At May 12, 1995, 119,677,751 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                                              ALLEGHENY POWER SYSTEM, INC.

                                    Form 10-Q for Quarter Ended March 31, 1995



                                                                       Page
                                             Index                      No.


PART I--FINANCIAL INFORMATION

  Consolidated statement of income -
    Three months ended March 31, 1995 and 1994                           3


  Consolidated balance sheet - March 31, 1995
    and December 31, 1994                                                4


  Consolidated statement of cash flows -
    Three months ended March 31, 1995 and 1994                           5


  Notes to consolidated financial statements                             6


  Management's discussion and analysis of financial
    condition and results of operations                                 7-10



PART II--OTHER INFORMATION                                               11

                                              ALLEGHENY POWER SYSTEM, INC.
                                            Consolidated Statement of Income


                                                                                   Three Months Ended
                                                                                                March 31
                                                                                       1995                   1994
                                                                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                                                                       $264 118               $269 232
  Commercial                                                                         125 884                119 396
  Industrial                                                                         193 994                178 674
  Nonaffiliated utilities                                                             98 511                111 612
  Other                                                                               17 481                 18 385
    Total Operating Revenues                                                         699 988                697 299

OPERATING EXPENSES:
  Operation:
    Fuel                                                                             135 045                155 719
    Purchased power and exchanges, net                                               130 635                136 487
    Deferred power costs, net                                                         18 935                  3 424
    Other                                                                             70 064                 68 961
  Maintenance                                                                         62 083                 63 902
  Depreciation                                                                        64 697                 55 872
  Taxes other than income taxes                                                       47 371                 49 776
  Federal and state income taxes                                                      48 919                 48 040
    Total Operating Expenses                                                         577 749                582 181
    Operating Income                                                                 122 239                115 118

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                                           1 522                  2 865
  Other income, net                                                                      452                   (299)
    Total Other Income and Deductions                                                  1 974                  2 566
    Income Before Interest Charges and
      Preferred Dividends                                                            124 213                117 684

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest on long-term debt                                                          40 364                 36 921
  Other interest                                                                       3 482                  2 448
  Allowance for borrowed funds used
    during construction                                                               (1 171)                (1 783)
  Dividends on preferred stock of subsidiaries                                         5 409                  4 233
    Total Interest Charges and
      Preferred Dividends                                                             48 084                 41 819

Consolidated Income Before Cumulative Effect
  of Accounting Change                                                                76 129                 75 865
Cumulative Effect of Accounting Change, net                                             -                    43 446

CONSOLIDATED NET INCOME                                                             $ 76 129               $119 311

COMMON STOCK SHARES OUTSTANDING (average)                                        119 297 229            117 667 736

EARNINGS PER AVERAGE SHARE:
  Consolidated income before cumulative effect
    of accounting change                                                                $.64                  $ .65
  Cumulative effect of accounting change, net                                             -                     .37
  Consolidated net income                                                               $.64                  $1.02

See accompanying notes to consolidated financial statements.

                                              ALLEGHENY POWER SYSTEM, INC.
                                               Consolidated Balance Sheet

                                                                                       March 31,            December 31,
                                                                                         1995                   1994
                                                                                           (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $225,023,000
      and $215,756,000 under construction                                             $7 639 708            $7 586 780
    Accumulated depreciation                                                          (2 578 205)           (2 529 354)
                                                                                       5 061 503             5 057 426
  Investments and Other Assets:
    Subsidiaries consolidated--excess of cost
      over book equity at acquisition                                                     15 077                15 077
    Securities of associated company--at cost,
      which approximates equity                                                            1 250                 1 250
    Other                                                                                 36 633                36 284
                                                                                          52 960                52 611
  Current Assets:
    Cash and temporary cash investments                                                    2 530                 2 765
    Accounts receivable:
      Electric service, net of $11,742,000 and $11,353,000
        uncollectible allowance                                                        261 502                 250 367
      Other                                                                                8 929                 8 175
    Materials and supplies--at average cost:
      Operating and construction                                                          98 625                94 478
      Fuel                                                                                86 282                84 199
    Prepaid taxes                                                                         60 817                43 880
    Other                                                                                 25 405                23 730
                                                                                         544 090               507 594
  Deferred Charges:
    Regulatory assets                                                                    650 475               643 791
    Unamortized loss on reacquired debt                                                   40 191                40 991
    Other                                                                                 54 575                59 812
                                                                                         745 241               744 594

                   Total Assets                                                       $6 403 794            $6 362 225

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                                      $  149 597            $  149 116
    Other paid-in capital                                                                971 417               963 269
    Retained earnings                                                                    974 138               946 919
                                                                                       2 095 152             2 059 304
    Preferred stock:
      Not subject to mandatory redemption                                                300 086               300 086
      Subject to mandatory redemption                                                     24 257                25 200
    Long-term debt                                                                     2 142 555             2 178 472
                                                                                       4 562 050             4 563 062
  Current Liabilities:
    Short-term debt                                                                      128 772               126 818
    Long-term debt and preferred stock
      due within one year                                                                 50 775                29 200
    Accounts payable                                                                     141 065               190 809
    Taxes accrued:
      Federal and state income                                                            67 554                13 873
      Other                                                                               40 767                52 782
    Interest accrued                                                                      40 509                42 078
    Other                                                                                 77 168                62 073
                                                                                         546 610               517 633
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                                        155 950               158 018
    Deferred income taxes                                                                985 693               972 113
    Regulatory liabilities                                                               103 113               105 076
    Other                                                                                 50 378                46 323
                                                                                       1 295 134             1 281 530

                   Total Capitalization and Liabilities                               $6 403 794            $6 362 225

See accompanying notes to consolidated financial statements.

                                              ALLEGHENY POWER SYSTEM, INC.
                                          Consolidated Statement of Cash Flows

                                                                                         Three Months Ended
                                                                                             March 31
                                                                                       1995                   1994
                                                                                      (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Consolidated net income                                                           $ 76 129               $119 311
  Depreciation                                                                        64 697                 55 872
  Deferred investment credit and income taxes, net                                     5 621                 (6 176)
  Deferred power costs, net                                                           18 935                  3 424
  Allowance for other than borrowed funds used
    during construction                                                               (1 522)                (2 865)
  Cumulative effect of accounting change before
    income taxes                                                                         -                  (72 333)
  Changes in certain current assets and
    liabilities:
      Accounts receivable, net, excluding cumulative
        effect of accounting change                                                  (11 889)               (33 405)
      Materials and supplies                                                          (6 230)                (1 774)
      Accounts payable                                                               (49 744)               (10 128)
      Taxes accrued                                                                   41 666                 62 410
      Interest accrued                                                                (1 569)                (1 941)
  Other, net                                                                         (11 897)                 8 912
                                                                                     124 197                121 307

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                          (72 054)               (86 084)
  Allowance for other than borrowed funds used
    during construction                                                                1 522                  2 865
                                                                                     (70 532)               (83 219)

CASH FLOWS FROM FINANCING:
  Sale of common stock                                                                 8 596                  8 829
  Retirement of preferred stock                                                         (910)                  -
  Issuance of long-term debt                                                            -                    27 309
  Retirement of long-term debt                                                       (14 630)               (16 000)
  Short-term debt, net                                                                 1 954                 (8 132)
  Cash dividends on common stock                                                     (48 910)               (48 242)
                                                                                     (53 900)               (36 236)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       (235)                 1 852
Cash and Temporary Cash Investments at January 1                                       2 765                  2 417
Cash and Temporary Cash Investments at March 31                                     $  2 530               $  4 269

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)                                            $ 43 802               $ 38 240
    Income taxes                                                                        -                      -

See accompanying notes to consolidated financial statements.

                        ALLEGHENY POWER SYSTEM, INC.

                 Notes to Consolidated Financial Statements



1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

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

3. Earnings for the first quarter of 1994 have been restated to reflect retroactively the cumulative effect of an accounting change adopted in January 1994 to record unbilled revenues.

4. Other paid-in capital increased $8,115,000 in the three months ended March 31, 1995, representing the excess of amounts received over par value, less related expenses, from the issuance of 384,797 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan. Additionally, other paid-in capital increased $33,000 as a result of a subsidiary company's preferred stock transaction.

5. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1995                1994

           Number of Shares. . . . . . . . . . . . . .                       119,292,954         117,663,582
           Amount per Share. . . . . . . . . . . . . .                           $.41               $.41



                        ALLEGHENY POWER SYSTEM, INC.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


       COMPARISON OF FIRST QUARTER OF 1995 WITH FIRST QUARTER OF 1994

CONSOLIDATED NET INCOME

                   Consolidated net income for the first quarter of 1995 was $76.1 million or $.64 per average share, compared with $75.9 million or $.65 per average share, for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues. Increased retail revenues in the first quarter of 1995, resulting from previously reported rate increases, more than offset the effect of a decrease in retail sales due to mild weather.


SALES AND REVENUES

                   Retail kilowatthour (kWh) sales to residential and commercial customers decreased 8% and 1%, respectively, and sales to industrial customers increased 5%. The decrease in kWh sales to residential and commercial customers was primarily due to a decrease in weather-related sales. Mild temperatures in the first quarter of 1995 resulted in heating degree days 5% below normal, as compared to some of the coldest temperatures ever recorded in much of the System's service territory during the first quarter of 1994. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The increase in revenues from retail customers resulted from the following:

                                                                     Change from Prior Period
                                                                               (Millions of Dollars)

                   Decreased kWh sales                                                    $(11.0)
                   Fuel and energy cost adjustment
                     clauses (1)                                                            (2.4)
                   Rate increases (2):
                     Pennsylvania                                                           13.6
                     West Virginia                                                           9.2
                     Maryland                                                                7.2
                     Virginia                                                                 .3
                                                                                            30.3
                   Other                                                                     (.2)
                                                                                          $ 16.7

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects rate increases on an annual basis of $55.5 million in Pennsylvania effective December 31, 1994, a $25 million annual increase in base rates in West Virginia effective in mid-November 1994, an increased surcharge of $8.8 million in West Virginia effective July 1, 1994 for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA), and an annual increase of $19.6 million in Maryland effective November 11, 1994. These rate increases included recovery of carrying charges on investment, depreciation, and operating costs required to comply with
            Phase I of the CAAA, and other increasing levels of expense. See page 10 for further information on the West Virginia rate case.

                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                                         Three Months Ended
                                                                              March 31
                                                                         1995               1994
KWh sales (in billions):
  From subsidiaries' generation                                            .1                  .4
  From purchased power                                                    3.2                 3.3
                                                                          3.3                 3.7

Revenues (in millions):
  From subsidiaries' generation                                         $ 4.2              $ 10.4
  From sales of purchased power                                          94.3               101.2
                                                                        $98.5              $111.6

                   Decreased sales to nonaffiliated utilities resulted primarily from decreased demand, continuing price competition, and System generating unit outages which reduced the amount available for sale.
About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses decreased 13%, the result of a 9% decrease in average coal prices and a 4% decrease in kWh generated. The reduced average coal prices are expected to continue as a result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and is comprised of the following items:

                                                                         Three Months Ended
                                                                              March 31
                                                                         1995               1994
                                                                      (Millions of Dollars)
Purchased power:
  For resale to other utilities                                        $ 82.9              $ 89.7
  From PURPA generation                                                  33.5                30.2
  Other                                                                  10.4                13.3
    Total power purchased                                               126.8               133.2
Power exchanges, net                                                      3.8                 3.3
                                                                       $130.6              $136.5

                   The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of the subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. Purchases from PURPA generation may increase in future years if the Pennsylvania Public Utility Commission (PUC) and the Pennsylvania courts require West Penn Power Company to buy power from an independent developer, Washington Power Company, LP. West Penn's petition to the Federal Energy Regulatory Commission (FERC) to prevent the PUC from taking such action has been denied. The Company has joined with other utilities to support efforts to repeal those sections of PURPA that require the subsidiaries to purchase power from nonutility generators at long-term, fixed prices. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income.

                   The increase in other operation expense resulted primarily from increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, and increases in salaries and wages and employee benefits, offset in part by environmental liabilities recorded in the first quarter of 1994.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The subsidiaries are also experiencing, and expect to continue to experience, increased expenditures due to the aging of their power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when equipment is dismantled.

                   The increase in depreciation expense was due to additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, offset in part by a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994.

                   Taxes other than income taxes decreased $2.4 million primarily from decreases in property taxes and West Virginia Business and Occupation taxes (B&O taxes). West Virginia B&O taxes are expected to continue to decrease in future years due to an amendment to the B&O tax recently enacted by the State of West Virginia effective June 1, 1995, which reduces the subsidiaries' tax liability.

                   The combined decrease of $2.0 million in allowance for funds used during construction (AFUDC) reflects a decrease in capital expenditures upon substantial completion of Phase I of the CAAA.

                   Interest on long-term debt increased $3.4 million and dividends on preferred stock of subsidiaries increased $1.2 million due primarily to new security issues in 1994. The subsidiaries used the proceeds from these issues for general corporate purposes and to finance capital expenditures for the CAAA. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the companies.

LIQUIDITY AND CAPITAL RESOURCES

                   The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

                   In March 1995, the Public Service Commission of West Virginia (PSC) issued an order in the rate cases filed by Monongahela Power Company and The Potomac Edison Company that authorized the companies to recover certain post-1994 costs associated with the scrubbers at the Harrison Power Station through energy cost recovery procedures rather than base rates, and upheld the recommendation by an Administrative Law Judge that a 10.85% return on equity (ROE) was reasonable. The companies have petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low ROE allowed.

                   The Virginia State Corporation Commission on March 9, 1995, issued an order in The Potomac Edison Company's rate case which authorized an increase in revenues of about $3 million on an annual basis. Potomac Edison has been collecting higher rates, subject to refund, from its Virginia customers since November 1994. A refund is now required, for which adequate reserves have been provided.

                   The parties have agreed to settlements, subject to FERC approval, in The Potomac Edison Company's FERC rate case filing for wholesale customers, which will result in an increase in annual revenues of about $2.3 million effective on June 25, 1995.

                   On May 12, 1995, The Potomac Edison Company issued $65 million of 7.75% 30-year first mortgage bonds to refund a $65 million 9.25% series due in 2019.

                   In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, the subsidiaries are currently named as defendants along with multiple other defendants in 2,766 pending asbestos cases involving one or more plaintiffs, including 425 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the subsidiaries and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on their financial position.

                   In March 1995, the FERC published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company is currently examining the effects of the NOPR on the System and the entire electric utility industry, and plans to submit comments to the FERC.

                   In April 1995, AYP Capital, Inc. became a limited partner in EnviroTech Investment Fund I Limited Partnership, a venture capital fund to offer utility investors the opportunity to achieve an attractive financial return on investments in energy and the environment. The initial investment of $200,000 is expected to increase to a maximum commitment of $5 million over the next several years.



                        ALLEGHENY POWER SYSTEM, INC.
                  Part II - Other Information to Form 10-Q
                      for Quarter Ended March 31, 1995


ITEM 5.  OTHER INFORMATION

                   On May 2, 1995, Washington Power Company, LP, the developer of the Burgettstown PURPA project, filed suit in federal court in the Western District of Pennsylvania against the Company, West Penn Power Company, and Allegheny Power Service Corporation alleging antitrust violations, unfair competition, breach of contract and intentional interference with a contract. The lawsuit seeks recovery of lost profits and out-of-pocket costs as well as treble and punitive damages. The companies cannot predict the outcome of this proceeding. In May 1995, the complaint filed in November 1994 by Washington Power Company, LP against West Penn in the Court of Common Pleas of Washington County, Pennsylvania, was dismissed without prejudice.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a) 27  Financial Data Schedule

                   (b) On February 15, 1995, the Company filed a Form 8-K
                       containing a Form of Change in Control Employment
                       Contract.





                                  Signature


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALLEGHENY POWER SYSTEM, INC.



                                                   /s/      K. M. JONES
                                                   K. M. Jones, Vice President
                                                   (Chief Accounting Officer)


May 12, 1995