Form 10-Q
period 1995-06-30
ALLEGHENY POWER SYSTEM INC
filed 1995-08-11
CIK 3673

Page 1 of 15




                                                       FORM 10-Q


                                          SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D.C.  20549





                                      Quarterly Report Under Section 13 or 15(d)
                                        of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1995


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

           At August 11, 1995, 120,046,969 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                                         ALLEGHENY POWER SYSTEM, INC.

                                   Form 10-Q for Quarter Ended June 30, 1995


                                                                        Page
                                            Index                        No.


PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1995 and 1994                     3


  Consolidated balance sheet - June 30, 1995
    and December 31, 1994                                                 4


  Consolidated statement of cash flows -
    Six months ended June 30, 1995 and 1994                               5


  Notes to consolidated financial statements                             6-7


  Management's discussion and analysis of financial
    condition and results of operations                                  8-13



PART II--OTHER INFORMATION                                              14-15

                                                           - 3 -

                                               ALLEGHENY POWER SYSTEM, INC.
                                             Consolidated Statement of Income



                                                          Three Months Ended                     Six Months Ended
                                                            June 30                          June 30
                                                       1995               1994              1995             1994
                                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                       $194 896            $187 702         $  459 014         $  456 934
  Commercial                                         113 278             106 849            239 162            226 245
  Industrial                                         191 444             177 249            385 438            355 923
  Nonaffiliated utilities                             87 668              74 704            186 179            186 316
  Other                                               15 805              14 713             33 286             33 099
     Total Operating Revenues                        603 091             561 217          1 303 079          1 258 517

OPERATING EXPENSES:
  Operation:
    Fuel                                             113 236             132 086            248 281            287 805
    Purchased power and exchanges, net               123 557             98 742             254 192            235 229
    Deferred power costs, net                          8 912             (1 827)             27 847              1 597
    Other                                             72 044             68 443             142 108            137 404
  Maintenance                                         59 090              60 319            121 173            124 221
  Depreciation                                        65 399              56 262            130 096            112 133
  Taxes other than income taxes                       44 119              43 522             91 490             93 298
  Federal and state income taxes                      27 121              23 953             76 040             71 993
     Total Operating Expenses                        513 478             481 500          1 091 227          1 063 680
     Operating Income                                 89 613              79 717            211 852            194 837

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                             890             2 697                2 412           5 562
  Other income, net                                    2 397                  41              2 849              (260)
     Total Other Income and Deductions                 3 287               2 738              5 261              5 302
     Income Before Interest Charges
       and Preferred Dividends                        92 900              82 455            217 113            200 139

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest on long-term debt                          42 364              37 231             82 728             74 152
  Other interest                                       3 768               2 549              7 250              4 997
  Allowance for borrowed funds used
    during construction                               (1 105)            (1 866)             (2 276)            (3 649)
  Dividends on preferred stock of subsidiaries         5 180               5 174             10 589              9 407
     Total Interest Charges and
       Preferred Dividends                            50 207              43 088             98 291             84 907

Consolidated Income Before Cumulative Effect
  of Accounting Change                                42 693              39 367          118 822            115 232
Cumulative Effect of Accounting Change, net             -                   -                  -              43 446

CONSOLIDATED NET INCOME                             $ 42 693            $ 39 367         $  118 822         $  158 678

COMMON STOCK SHARES OUTSTANDING (average)        119 681 808         118 042 033119 490 581                117 855 917

EARNINGS PER AVERAGE SHARE:
  Consolidated income before cumulative effect
    of accounting change                            $.36                 $.33                 $.99            $ .98
  Cumulative effect of accounting change, net         -                    -                    -               .37
  Consolidated net income                           $.36                 $.33                 $.99            $1.35


See accompanying notes to consolidated financial statements.

                                                         - 4 -


                                             ALLEGHENY POWER SYSTEM, INC.
                                              Consolidated Balance Sheet

                                                                                       June 30,            December 31,
                                                                                         1995                  1994
                                                                                            (Thousands of Dollars)

ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $220,907,000
      and $215,756,000 under construction                                           $7 706 841             $7 586 780
    Accumulated depreciation                                                        (2 619 242)            (2 529 354)
                                                                                     5 087 599              5 057 426
  Investments and Other Assets:
    Subsidiaries consolidated--excess of cost
      over book equity at acquisition                                                   15 077                 15 077
    Securities of associated company--at cost,
      which approximates equity                                                          1 250                  1 250
    Nonutility investments                                                                 197                  -
    Other                                                                               37 461                 36 284
                                                                                        53 985                 52 611
  Current Assets:
    Cash and temporary cash investments                                                 42 349                  2 765
    Accounts receivable:
      Electric service, net of $11,548,000 and $11,353,000
        uncollectible allowance                                                        245 795                250 367
      Other                                                                              8 989                  8 175
    Materials and supplies--at average cost:
      Operating and construction                                                        97 462                 94 478
      Fuel                                                                              87 179                 84 199
    Prepaid taxes                                                                       45 168                 43 880
    Other                                                                               26 461                 23 730
                                                                                       553 403                507 594

  Deferred Charges:
    Regulatory assets                                                                  651 525                643 791
    Unamortized loss on reacquired debt                                                 58 760                 40 991
    Other                                                                               43 743                 59 812
                                                                                       754 028                744 594

                   Total Assets                                                     $6 449 015             $6 362 225

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                                    $  150 059             $  149 116
    Other paid-in capital                                                              979 735                963 269
    Retained earnings                                                                  967 764                946 919
                                                                                     2 097 558              2 059 304
    Preferred stock:
      Not subject to mandatory redemption                                              170 086                300 086
      Subject to mandatory redemption                                                    -                     25 200
    Long-term debt                                                                   2 258 250              2 178 472
                                                                                     4 525 894              4 563 062
  Current Liabilities:
    Short-term debt                                                                     89 813                126 818
    Long-term debt and preferred stock
      due within one year                                                              223 032                 29 200
    Accounts payable                                                                   127 075                190 809
    Taxes accrued:
      Federal and state income                                                          22 672                 13 873
      Other                                                                             32 518                 52 782
    Interest accrued                                                                    41 334                 42 078
    Other                                                                               77 872                 62 073
                                                                                       614 316                517 633
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                                      153 883                158 018
    Deferred income taxes                                                              997 132                972 113
    Regulatory liabilities                                                             102 610                105 076
    Other                                                                               55 180                 46 323
                                                                                     1 308 805              1 281 530

                   Total Capitalization and Liabilities                             $6 449 015             $6 362 225


See accompanying notes to consolidated financial statements.

                                                           - 5 -


                                               ALLEGHENY POWER SYSTEM, INC.
                                           Consolidated Statement of Cash Flows


                                                                                         Six Months Ended
                                                                                             June 30
                                                                                      1995                  1994
                                                                                         (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Consolidated net income                                                          $118 822              $158 678
  Depreciation                                                                      130 096               112 133
  Deferred investment credit and income taxes, net                                   14 596                (9 968)
  Deferred power costs, net                                                          27 847                 1 597
  Allowance for other than borrowed funds used
    during construction                                                              (2 412)               (5 562)
  Cumulative effect of accounting change before
    income taxes                                                                       -                  (72 333)
  Changes in certain current assets and liabilities:
    Accounts receivable, net, excluding cumulative
      effect of accounting change                                                     3 758                  9 137
    Materials and supplies                                                           (5 964)              (17 018)
    Accounts payable                                                                (63 734)              (19 882)
    Taxes accrued                                                                   (11 465)               11 268
    Interest accrued                                                                   (744)                 (181)
    Other current liabilities                                                         7 661                21 070
  Other, net                                                                         (7 093)                5 929
                                                                                    211 368               194 868

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                        (152 958)             (208 387)
  Nonutility investment                                                                (197)                  -
  Allowance for other than borrowed funds used
    during construction                                                               2 412                 5 562
                                                                                   (150 743)             (202 825)

CASH FLOWS FROM FINANCING:
  Sale of common stock                                                               17 376                17 263
  Sale of preferred stock                                                              -                   49 635
  Retirement of preferred stock                                                        (910)                 -
  Issuance of long-term debt                                                        482 857                78 036
  Retirement of long-term debt                                                     (385 381)              (26 830)
  Short-term debt, net                                                              (37 005)              (13 614)
  Cash dividends on common stock                                                    (97 978)              (96 637)
                                                                                    (21 041)                7 853

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                    39 584                  (104)
  Cash and Temporary Cash Investments at January 1                                    2 765                 2 417
  Cash and Temporary Cash Investments at June 30                                   $ 42 349              $  2 313

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                           $ 87 316              $ 73 384
    Income taxes                                                                     51 357                65 430


See accompanying notes to consolidated financial statements.

                       ALLEGHENY POWER SYSTEM, INC.
                Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

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

3. Earnings for the 1994 periods have been restated to reflect retroactively the effect of an accounting change adopted as of January 1994 to record unbilled revenues.

4. In June 1995, the Company's subsidiaries issued $77.5 million of 6.15%, 20-year pollution control revenue notes, to refund the following pollution control revenue notes: $11.5 million of 6.95% Series B due 2003, $21 million of 7.30% Series B due 2008, $20 million of 7% Series B due 2008, and $25 million of 7.75% Series B due 2009. These notes will be refunded in July 1995 but have been extinguished as of the June 30, 1995 balance sheet because funds have been placed in an irrevocable trust to satisfy the obligation.

           Monongahela Power Company issued $70 million of 7.625%, 30-year first mortgage bonds in May 1995 to refund $70 million of 8.875% series due 2019. Monongahela Power also issued $40 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock: $5 million of $7.36 Series E, $5 million of $8.80 Series G, $5 million of $7.92 Series H, $10 million of $7.92 Series I, and $15 million of $8.60 Series J.

           The Potomac Edison Company issued $65 million of 7.75% and $80 million of 7.625% 30-year first mortgage bonds in May 1995 to refund $65 million of 9.25% series due 2019 and $80 million of 9.625% series due 2020, respectively. Potomac Edison also issued $45.5 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock: $5 million of $7.00 Series D, $5 million of $8.32 Series F, $10 million of $8.00 Series G, and $25.5 million of $7.16 Series J.

           West Penn Power Company issued $30 million of 7.75% Series MM, 30-year first mortgage bonds in May 1995 to refund $30 million of 9% Series EE due 2019, and issued $15.4 million of 6.05% Series G 19-year pollution control revenue notes in June 1995 to refund $15.4 million of 9.375% Series E due 2014. West Penn also issued $70 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock: $10 million of $7.00 Series D, $10 million of $7.12 Series E, $10 million of $7.60 Series H, $10 million of $7.64 Series I, $10 million of $8.08 Series G, and $20 million of $8.20 Series J.

5. Other paid-in capital increased $16,433,000 in the six months ended June 30, 1995, representing the excess of amounts received over par value, less related expenses, from the issuance of 754,015 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan. Additionally, other paid-in capital increased $33,000 as a result of a subsidiary's preferred stock transaction.

6. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                          1995                                    1994
                                 1st                2nd                   1st             2nd
                                 Quarter            Quarter               Quarter         Quarter

Number of Shares              119,292,954         119,677,751           117,663,582      118,037,427
Amount per Share                  $.41                $.41                 $.41              $.41

                       ALLEGHENY POWER SYSTEM, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


CONSOLIDATED NET INCOME

                   Consolidated net income for the second quarter of 1995 was $42.7 million or $.36 per average share, compared with $39.4 million or $.33 per average share for the corresponding 1994 period. For the first six months of 1995, consolidated net income was $118.8 million or $.99 per average share, compared with $115.2 million or $.98 per average share for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

                   The increase in consolidated net income for the second quarter and in consolidated income before cumulative effect of accounting change for the first six months of 1995 reflects increased retail revenues resulting primarily from previously reported rate increases and also in the second quarter from greater kilowatthour (kWh) sales to retail customers. The increased retail revenues in the 1995 periods more than offset increases in depreciation, interest, and other expenses.


SALES AND REVENUES

                   Retail kWh sales to commercial and industrial customers in the second quarter increased 2% and 6%, respectively, and to residential customers decreased 2%. In the first six months, retail kWh sales to commercial and industrial customers increased .5% and 6%, respectively, and to residential customers decreased 6%. Milder weather in the second quarter and first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the System's service territory during the first quarter of 1994 resulted in reduced residential kWh sales. Increased usage by commercial customers in the second quarter offset the decrease in kWh sales in the first quarter. The increase in kWh sales to industrial customers in the second quarter and first six months of 1995 resulted primarily from increased sales to primary metals customers. KWh sales to primary metals customers in the second quarter of 1994 were impacted by a 70-day strike, ending June 9, 1994, at the System's second largest industrial customer. The increase in revenues from retail customers resulted from the following:

                                                  Change from Prior Periods
                                                  Quarter        Six Months
                                                     (Millions of Dollars)
Change in kWh sales                                    $ 4.7      $(6.2)
Fuel and energy cost adjustment
  clauses (1)                                             .1       (2.4)
Rate changes (2):
  Pennsylvania                                          11.7       25.3
  West Virginia                                          8.0       17.2
  Maryland                                               4.8       12.0
  Virginia                                              (1.9)      (1.6)
                                                        22.6       52.9
Other                                                     .4         .2
                                                       $27.8      $44.5

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects rate increases on an annual basis of about $55.5 million in Pennsylvania effective December 31, 1994, a $25 million annual increase in base rates in West Virginia effective in mid-November 1994, an increased surcharge of $8.8 million in West Virginia effective July 1, 1994 for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA), and an annual increase of $19.6 million in Maryland effective November 11, 1994. These rate increases included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. See page 11 for further information on the West Virginia rate case.


                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                     Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                     1995          1994       1995        1994

KWh sales (in billions):
  From subsidiaries' generation         .1            .4         .3         .7
  From purchased power                 2.9           1.6        6.1        5.0
                                       3.0           2.0        6.4        5.7

Revenues (in millions):
  From subsidiaries' generation      $ 3.2         $ 9.5     $  7.4     $ 19.9
  From sales of purchased power       84.5          65.2      178.8      166.4
                                     $87.7         $74.7     $186.2     $186.3

                   Sales from subsidiaries' generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for both the second quarter and the first six months of 1995 decreased 14%. The decrease in fuel expenses was a result of a 9% decrease in average coal prices in both periods, and a decrease in kWhs generated of 6% in the second quarter and 5% in the first six months. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:

                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                   1995          1994        1995        1994
                                              (Millions of Dollars)
Purchased power:
  For resale to other utilities   $ 75.4        $ 57.3      $158.3      $146.9
  From PURPA generation             35.3          34.5        68.7        64.8
  Other                             15.3           9.4        25.7        22.7
      Total power purchased        126.0         101.2       252.7       234.4
Power exchanges, net                (2.4)         (2.5)        1.5          .8
                                  $123.6        $ 98.7      $254.2      $235.2

                   The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of the subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The primary reason for the increases in purchases for resale to other utilities is described under SALES AND REVENUES above.

                   The increases in other operation expense for the second quarter and the first six month periods resulted primarily from increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, an increase in research and development expenses due to the timing of payments, and increases in salaries and wages and employee benefits. For the first six months these increases were offset in part by environmental liabilities recorded in the first quarter of 1994.

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

                   The increases in depreciation expense for the second quarter and first six months of 1995 resulted from additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, offset in part by a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994.

                   Taxes other than income taxes increased $.6 million in the second quarter and decreased $1.8 million in the first six months.
The second quarter increase was primarily due to increases in gross receipts taxes resulting from higher revenues from retail customers. The decrease in the first six months was primarily due to decreases in property taxes resulting from an adjustment of prior year liabilities ($1.4 million) and West Virginia Business and Occupation taxes (B&O taxes) due to an increase in the industrial expansion credit ($1.4 million), offset in part by increases in gross receipts taxes ($1.2 million). As a result of an amendment in the B&O tax law effective June 1, 1995, which changed the basis for this tax from generation to generating capacity, this tax is expected to decrease effective February 1, 1996, because of a rate reduction for scrubbed capacity.

                   The net increases of $3.2 million and $4.0 million in federal and state income taxes for the second quarter and first six month periods, respectively, resulted primarily from increases in income before income taxes.

                   The combined decreases of $2.6 million and $4.5 million in allowance for funds used during construction (AFUDC) for the second quarter and first six- month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA.

                   The increase in other income, net for the second quarter and first six month periods was due primarily to income from demand-side management programs and an increase in interest income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                   Interest on long-term debt increased $5.1 million for the quarter and $8.6 million for the first six months due primarily to the timing of the refinancing of the $245 million of first mortgage bonds and $92.9 million of pollution control revenue notes, interest related to the issuance of $155.5 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the companies.


LIQUIDITY AND CAPITAL RESOURCES

                   The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 should be read with the following information.

                   In March 1995, in response to requests for reconsideration of rate orders to Monongahela Power Company (MP) and The Potomac Edison Company (PE) in mid-November 1994, the Public Service Commission of West Virginia (PSC) ordered a considerable number of changes from the November order, including reallocations of the rate increases among customer classes and that certain Harrison scrubber-related expenses be reviewed as part of the annual Expanded Net Energy Cost (ENEC) review procedure in June 1995. The PSC later agreed with its staff to delay implementation of the March 1995 order until completion of the ENEC review. Following the March 1995 order, the companies petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low allowed return on equity of 10.85%.

                   Effective July 1, 1995, following the ENEC review, the PSC reduced the companies' annual base rates by $1.6 million related to scrubber expenses and stated that those items would be again reviewed in the 1996 ENEC review. On July 10, 1995 the companies filed a petition for reconsideration related to the scrubber expenses.

                   The Virginia State Corporation Commission on March 9, 1995, issued an order in PE's rate case which authorized an increase in revenues of about $3 million on an annual basis. PE had been collecting higher rates, subject to refund, from its Virginia customers since November 1994. A refund of revenues collected in excess of the amount authorized was completed in May 1995, for which adequate reserves had been provided.

                   The parties have agreed to settlements, subject to Federal Energy Regulatory Commission (FERC) approval, in PE's FERC rate case filing for wholesale customers, which resulted in an increase in annual revenues under three-year contracts of about $2.3 million effective on June 25, 1995. With these settlements, customers representing about 85% of the revenues from wholesale full service customers regulated by the FERC who have the ability to obtain their electricity requirements from other suppliers have agreed to remain as customers under contracts of from three to seven years.

                   In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, the subsidiaries are currently named as defendants along with multiple other defendants in 3,156 pending asbestos cases involving multiple plaintiffs, including 815 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the subsidiaries and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on their financial position.

                   In March 1995, the FERC published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC.

                   On May 11, 1995, at the annual meeting of stockholders, the Company announced that it was proceeding with a functional reorganization. As a result of the reorganization and consolidation efforts currently underway, staff reductions with possible future layoffs appear to be inevitable.

                   On May 31, 1995, AYP Capital, Inc. and EUA Cogenex Corporation, a subsidiary of Eastern Utilities Associates, signed a one-year letter of agreement facilitating the formation of a joint venture energy services company. The energy services company will promote energy-efficient products among major companies and institutions in Maryland, Ohio, Pennsylvania, Virginia, West Virginia, and the District of Columbia. Industrial, commercial, and institutional organizations will be targeted for the installation of new or modified equipment to save energy. The joint enterprise will finance the equipment used for energy reduction, and customers will pay for it through sharing the benefits of lower energy bills.

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

                       ALLEGHENY POWER SYSTEM, INC.
                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1995


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           (a)     Date and kind of meeting:

                   At the annual meeting of stockholders held on May 11, 1995, votes were taken for the election of directors to serve until the next annual meeting of stockholders, for the approval of the appointment of Price Waterhouse LLP as independent accountants, and for proposals to approve the amendment of the Charter of the Company to eliminate cumulative voting and preemptive rights. The total number of votes cast was 94,145,448, with the following results:

Nominees for Director                    Votes For            Votes Withheld    Broker Non-Votes

Eleanor Baum                            93,292,438                  853,010              None
William L. Bennett                      93,282,233                  863,215                "
Klaus Bergman                           93,341,421                  804,027                "
Wendell F. Holland                      92,952,788                1,192,660                "
Phillip E. Lint                         92,993,123                1,152,325                "
Edward H. Malone                        93,018,855                1,126,593                "
Frank A. Metz, Jr.                      93,217,762                  927,686                "
Alan J. Noia                            93,333,881                  811,567                "
Steven H. Rice                          93,268,461                  876,987                "
Gunnar E. Sarsten                       93,334,910                  810,538                "
Peter L. Shea                           93,281,720                  863,728                "


                                                                                                    Broker
                                         Votes For        Votes Against      Abstentions          Non-Votes

Approval of Independent
  Accountants                           92,682,105             525,804          937,539              None

Approval of Elimination
  of Cumulative Voting                  63,761,912          15,404,613        1,664,834           13,314,089

Approval of Elimination
  of Preemptive Rights                  65,079,021          13,837,709        1,914,629           13,314,089

                   The stockholders did not approve proposals to amend the Corporate Charter to eliminate provisions for cumulative voting in the election of Directors and for preemptive rights of existing stockholders to purchase additional shares of the Company's common stock because approval by two-thirds of all shares entitled to vote to eliminate these provisions was not achieved.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                   27  Financial Data Schedule.

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1995.




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






August 11, 1995