Form 10-Q
period 1995-09-30
ALLEGHENY POWER SYSTEM INC
filed 1995-11-08
CIK 3673

Page 1 of 15




                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549





                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1995


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

     At November 8, 1995, 120,397,198 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                              ALLEGHENY POWER SYSTEM, INC.

                     Form 10-Q for Quarter Ended September 30, 1995



                                          Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1995 and 1994                 3


  Consolidated balance sheet - September 30, 1995
    and December 31, 1994                                                   4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1995 and 1994                           5


  Notes to consolidated financial statements                               6-8


  Management's discussion and analysis of financial
    condition and results of operations                                    9-15



PART II--OTHER INFORMATION                                                   15

                                                 - 3 -


                                     ALLEGHENY POWER SYSTEM, INC.
                                   Consolidated Statement of Income



                                                         Three Months Ended       Nine Months Ended
                                                            September 30          September 30
                                                        1995         1994            1995             1994
                                                                    (THOUSANDS OF DOLLARS)

    ELECTRIC OPERATING REVENUES:
      Residential                                    $ 230,371    $ 199,865      $   689,385      $   656,799
      Commercial                                       130,685      118,601          369,847          344,846
      Industrial                                       189,151      181,250          574,589          537,173
      Nonaffiliated utilities                          101,659       75,627          287,838          261,943
      Other                                             20,211       15,780           53,497           48,878
              Total Operating Revenues                 672,077      591,123        1,975,156        1,849,639


    OPERATING EXPENSES:
      Operation:
       Fuel                                            136,563      136,531          384,844          424,336
       Purchased power and exchanges, net              122,170      101,649          376,362          336,878
       Deferred power costs, net                        11,479        1,133           39,326            2,730
       Restructuring charge                             13,435         -              13,435            -
       Other                                            72,732       69,496          214,840          206,901
      Maintenance                                       61,765       59,941          182,938          184,162
      Depreciation                                      64,586       55,722          194,682          167,855
      Taxes other than income taxes                     47,351       45,935          138,841          139,233
      Federal and state income taxes                    39,261       29,861          115,301          101,854
              Total Operating Expenses                 569,342      500,268        1,660,569        1,563,949
              Operating Income                         102,735       90,855          314,587          285,690

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                            691        3,385            3,103            8,947
      Other income, net                                  2,045          619            4,894              361
              Total Other Income and Deductions          2,736        4,004            7,997            9,308
              Income Before Interest Charges and
                Preferred Dividends                    105,471       94,859          322,584          294,998

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                        42,133       39,452          124,861          113,604
      Other interest                                     3,414        2,444           10,664            7,441
      Allowance for borrowed funds used during
       construction                                       (603)      (2,156)          (2,879)          (5,805)
      Dividends on preferred stock of subsidiaries       2,291        5,312           12,880           14,719
              Total Interest Charges and
                Preferred Dividends                     47,235       45,052          145,526          129,959

    Consolidated Income Before Cumulative Effect
      of Accounting Change                              58,236       49,807          177,058          165,039
    Cumulative Effect of Accounting Change, net           -            -               -               43,446

    CONSOLIDATED NET INCOME                          $  58,236    $  49,807      $   177,058      $   208,485

    EARNINGS PER AVERAGE SHARE:
       Consolidated income before cumulative effect
         of accounting change                            $0.49        $0.42            $1.48            $1.40
       Cumulative effect of accounting change, net         -            -               -                0.37
       Consolidated net income                           $0.49        $0.42            $1.48            $1.77

    See accompanying notes to consolidated financial statements.

                                                              - 4 -

                                                      ALLEGHENY POWER SYSTEM, INC.
                                                      Consolidated Balance Sheet

                                                             September 30        December 31
                                                                1995                 1994
                                                                   (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $200,761,000
           and $215,756,000 under construction              $ 7,762,350         $  7,586,780
         Accumulated depreciation                            (2,668,515)          (2,529,354)
                                                              5,093,835            5,057,426
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                      15,077               15,077
         Securities of associated company--at cost,
            which approximates equity                             1,250                1,250
         Other                                                   37,716               36,284
                                                                 54,043               52,611
      Current assets:
         Cash and temporary cash investments                      5,354                2,765
         Accounts receivable:
            Electric service, net of $11,617,000 and
               $11,353,000 uncollectible allowance              269,438              250,367
            Other                                                 9,735                8,175
         Materials and supplies--at average cost:
            Operating and construction                           96,872               94,478
            Fuel                                                 69,867               84,199
         Prepaid taxes                                           50,687               43,880
         Other                                                   32,598               23,730
                                                                534,551              507,594
      Deferred Charges:
         Regulatory assets                                      653,940              643,791
         Unamortized loss on reacquired debt                     58,218               40,991
         Other                                                   43,074               59,812
                                                                755,232              744,594

                Total Assets                                $ 6,437,661         $  6,362,225

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                       $   150,496         $    149,116
         Other paid-in capital                                  987,416              963,269
         Retained earnings                                      971,322              946,919
                                                              2,109,234            2,059,304
         Preferred stock:
           Not subject to mandatory redemption                  170,086              300,086
           Subject to mandatory redemption                        -                   25,200
         Long-term debt                                       2,282,303            2,178,472
                                                              4,561,623            4,563,062
      Current Liabilities:
         Short-term debt                                        135,550              126,818
         Long-term debt and preferred stock
            due within one year                                  67,575               29,200
         Accounts payable                                       128,410              190,809
         Taxes accrued:
            Federal and state income                             29,065               13,873
            Other                                                48,663               52,782
         Interest accrued                                        45,085               42,078
         Other                                                  112,124               62,073
                                                                566,472              517,633
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                          151,815              158,018
         Deferred income taxes                                1,004,686              972,113
         Regulatory liabilities                                 100,240              105,076
         Other                                                   52,825               46,323
                                                              1,309,566            1,281,530

                Total Capitalization and Liabilities        $ 6,437,661         $  6,362,225


      See accompanying notes to consolidated financial statements.

                              - 5 -


                    ALLEGHENY POWER SYSTEM, INC.
                Consolidated Statement of Cash Flows


                                                                          Nine Months Ended
                                                                             September 30
                                                                     1995               1994
                                                                       (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                 $   177,058        $   208,485
         Depreciation                                                194,682            167,855
         Deferred investment credit and income taxes, net             14,538            (13,384)
         Deferred power costs, net                                    39,326              2,730
         Allowance for other than borrowed funds used
             during construction                                      (3,103)            (8,947)
         Cumulative effect of accounting change before
             income taxes                                              -                (72,333)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net, excluding cumulative
                   effect of accounting change                       (20,631)            27,451
                Materials and supplies                                11,938            (15,930)
                Accounts payable                                     (62,399)           (28,386)
                Taxes accrued                                         11,073             30,421
                Interest accrued                                       3,007              1,306
         Other, net                                                   12,996             20,339
                                                                     378,485            319,607

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                  (225,400)          (334,939)
         Nonutility investment                                          (197)             -
         Allowance for other than borrowed funds used
            during construction                                        3,103              8,947
                                                                    (222,494)          (325,992)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                         25,849             26,082
         Sale of preferred stock                                       -                 49,635
         Retirement of preferred stock                              (162,170)            (1,190)
         Issuance of long-term debt                                  482,857            176,723
         Retirement of long-term debt                               (361,473)           (37,362)
         Short-term debt, net                                          8,732            (62,387)
         Cash dividends on common stock                             (147,197)          (145,205)
                                                                    (153,402)             6,296


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                  2,589                (89)
    Cash and Temporary Cash Investments at January 1                   2,765              2,417
    Cash and Temporary Cash Investments at September 30          $     5,354        $     2,328


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                $   127,289        $   110,420
             Income taxes                                             85,573             93,910



    See accompanying notes to consolidated financial statements.

                         ALLEGHENY POWER SYSTEM, INC.

                  Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


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


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. A workforce reduction will occur as departments are subjected to the process.

            The restructuring efforts completed to date, primarily for the Bulk Power Supply Department of Allegheny Power Service Corporation, will result in a workforce reduction of approximately 210 employees, who will be offered an option of immediate resignation under a Voluntary Separation Program
            (VSP) or to remain employed subject to involuntary separation (layoff) after one year, if during that year they have not found other employment within the System. The VSP consists of enhanced severance benefits and other incentives. In connection with this workforce reduction, the subsidiaries recorded, in the third quarter of 1995, a $13.4 million restructuring charge for the estimated liabilities incurred to date. The restructuring charge, net of income taxes, reduced third quarter consolidated net income by about $8.1 million or 7 cents per share. Additional separation costs for these employees will be recorded in 1996 depending upon those employees who elect early separation under the VSP.

            Additional restructuring costs will be incurred as the restructuring process is completed by other departments, and additional workforce reductions are identified. The costs associated with any additional workforce reductions cannot be estimated at this time. It is expected that the costs associated with the restructuring program will be recovered through cost savings in less than two years.


5. In June 1995, the Company's subsidiaries issued $77.5 million of 6.15%, 20-year pollution control revenue notes, to refund the following pollution control revenue notes: $11.5 million of 6.95% Series B due 2003, $21 million of 7.30% Series B due 2008, $20 million of 7% Series B due 2008, and $25 million of 7.75% Series B due 2009.

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


6. Other paid-in capital increased $24,469,000 in the nine months ended September 30, 1995, representing the excess of amounts received over par value, less related expenses, from the issuance of 1,104,244 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan. Additionally, other paid-in capital decreased $322,000 as a result of subsidiary companies' preferred stock transactions.

7. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                       1995                                    1994
                                              Number              Amount              Number              Amount
                                            of Shares           Per Share           of Shares           Per Share

            First Quarter                   119,292,954            $.41             117,663,582            $.41
            Second Quarter                  119,677,751            $.41             118,037,427            $.41
            Third Quarter                   120,046,969            $.41             118,456,542            $.41

                         ALLEGHENY POWER SYSTEM, INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
          WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


CONSOLIDATED NET INCOME

                    Consolidated net income for the third quarter of 1995 was $58.2 million or $.49 per average share, after reflecting a restructuring charge net of taxes described below of about $8.1 million (7 cents per share), compared with $49.8 million or $.42 per average share for the corresponding 1994 period. For the first nine months of 1995, consolidated net income was $177.1 million or $1.48 per average share, reflecting the restructuring charge, compared with $165.0 million or $1.40 per average share for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

                    The restructuring charge reflects an estimate of the liabilities incurred to date for separation costs of announced staff reductions in connection with ongoing reorganization and reengineering
efforts (see Note 4 to Consolidated Financial Statements).     The increase
in consolidated net income for the third quarter and in consolidated income before the cumulative effect of accounting change for the first nine months of 1995 reflects increased retail revenues resulting from greater kilowatthour (kWh) sales to retail customers as described below and from previously reported rate increases. The increased retail revenues in the 1995 periods more than offset increases in depreciation, interest, and other expenses.


SALES AND REVENUES

                    Retail kWh sales to residential, commercial, and industrial customers increased 11%, 9%, and 3%, respectively, in the third quarter. In the first nine months, retail kWh sales to commercial and industrial customers increased 3% and 5%, respectively, and to residential customers decreased .4%. The change in kWh sales to residential customers was primarily due to variances in weather-related sales. Extremely hot summer weather resulted in cooling degree days in the third quarter 42% above normal and 50% above the moderate temperatures in the third quarter of 1994. These increases in the third quarter were offset by milder weather in the first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the System's service territory during the first quarter of 1994. The increase in commercial sales reflects both increased usage and growth in the number of customers. The increase in kWh sales to industrial customers resulted primarily from increased sales to primary metals customers. KWh sales to primary metals customers in the first nine months of 1994 were impacted by a 70-day strike, ending June 9, 1994, at one of the System's largest industrial customers.

                                    - 10 -

                    The increases in revenues from retail customers resulted from the following:

                                                                                    Change from Prior Periods
                                                                                   Quarter            Nine Months
                                                                                      (Millions of Dollars)

Increased kWh sales                                                                $35.0                  $32.3
Fuel and energy cost adjustment clauses (1)                                          (.3)                  (2.7)
Rate changes (2):
  Pennsylvania                                                                      12.5                   37.8
  Maryland                                                                           3.7                   15.7
  West Virginia                                                                      1.4                   15.2
  Virginia                                                                          (1.9)                  (3.5)
                                                                                    15.7                   65.2
Other                                                                                 .1                     .2
                                                                                   $50.5                  $95.0

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects rate increases on an annual basis of about $55.5 million in Pennsylvania effective December 31, 1994, a $25 million annual increase in base rates in West Virginia effective in mid-November 1994, an increased surcharge of $8.8 million in West Virginia effective July 1, 1994 for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA), and an annual increase of $19.6 million in Maryland effective November 11, 1994. These rate increases include recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. See page 13 for further information on the West Virginia rate case.


                    KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                               1995              1994          1995            1994
KWh sales (in billions):
  From subsidiaries' generation                                   .2               .2             .5              .9
  From purchased power                                           3.5              1.8            9.5             6.8
                                                                 3.7              2.0           10.0             7.7

Revenues (in millions):
  From subsidiaries' generation                               $  4.8            $ 5.1         $ 12.1          $ 25.0
  From sales of purchased power                                 96.9             70.5          275.7           236.9
                                                              $101.7            $75.6         $287.8          $261.9

                    Sales from subsidiaries' generation in the first nine months decreased because of growth of kWh sales to retail customers which reduces the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

                    The increase in other revenue in the third quarter and the nine month periods resulted primarily from increased transmission service revenues and revenue reductions in the 1994 periods for provisions recorded for rate refunds which are no longer subject to refund.


OPERATING EXPENSES

                    Fuel expenses for the third quarter and first nine months of 1995 reflect a 9% decrease in average coal prices. This decrease in the third quarter was offset by an 8% increase in kWh generated. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                    "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                               1995             1994            1995            1994
                                                                           (Millions of Dollars)
Purchased power:
  For resale to other utilities                               $ 88.2         $ 62.7           $246.4          $209.6
  From PURPA generation                                         29.6           33.4             98.4            98.2
  Other                                                          7.3            8.4             33.0            31.2
                    Total power purchased                      125.1          104.5            377.8           339.0
Power exchanges, net                                            (2.9)          (2.9)            (1.4)           (2.1)
                                                              $122.2         $101.6           $376.4          $336.9

                    The amount of power purchased from other utilities for use by subsidiaries and for resale to other utilities depends upon the availability of subsidiaries' generating equipment, transmission capacity, and fuel, and their cost of generation and the cost of operations of other utilities from which such purchases are made. The decrease in purchases from PURPA generation in the third quarter was due to a contractual reduction in the energy rate effective June 10, 1995 for the Grant Town PURPA project, and reduced hydro generation at another project which resulted from lower than normal river flow. American Bituminous Power Partners, L.P., the developer of the Grant Town project, has filed an emergency petition with the Public Service Commission of West Virginia
(PSC) for interim relief to have its former energy rate reinstated. Monongahela Power has filed objections to this petition. The cost of power purchased for use by the subsidiaries, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The primary reason for the increases in purchases for resale to other utilities is described under SALES AND REVENUES above.

                    The increases in other operation expense, excluding the restructuring charge which is discussed on pages 6 and 7, for the third quarter and first nine month periods resulted primarily from increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, increases in salaries and wages and employee benefits, and from increased research and development expenses in the nine month period. For the first nine months, these increases were offset in part by environmental liabilities recorded in the first quarter of 1994.

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

                    The increases in depreciation expense for the third quarter and first nine months of 1995 resulted from additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, offset in part by a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994.

                    Taxes other than income taxes increased $1.4 million for the quarter and decreased $.4 million for the first nine months. The third quarter increase was primarily due to increases in gross receipts taxes resulting from higher revenues from retail customers. The decrease in the first nine months was primarily due to decreases in payroll taxes ($2.0 million), property taxes ($1.5 million), and West Virginia Business and Occupation taxes (B&O taxes) due to an increase in the industrial expansion credit ($1.0 million), offset in part by increases in gross receipts taxes ($2.5 million) and capital stock taxes ($1.0 million). As a result of an amendment in the B&O tax law effective June 1, 1995, which changed the basis for this tax from generation to generating capacity, this tax is expected to decrease effective February 1, 1996, because of a rate reduction for scrubbed capacity.

                    The net increases of $9.4 million and $13.4 million in federal and state income taxes for the third quarter and first nine month periods, respectively, resulted primarily from increases in income before income taxes.

                    The combined decreases of $4.2 million and $8.8 million in allowance for funds used during construction (AFUDC) for the third quarter and the first nine month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA.

                    The increase in other income, net for the third quarter and first nine month periods was due primarily to income from demand-side management programs and in the nine-month period from an increase in interest income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                    Interest on long-term debt increased $2.7 million and $11.3 million and dividends on preferred stock decreased $3.0 million and $1.8 million for the third quarter and first nine month periods, respectively, due primarily to the timing of the refinancing of the $245 million of first mortgage bonds and $92.9 million of pollution control revenue notes, the redemption of preferred stock issues refinanced with $155.5 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the companies.


LIQUIDITY AND CAPITAL RESOURCES

                    The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

                    On August 29, 1995, Monongahela Power (MP) reached a settlement agreement with the staff of the Public Utility Commission of Ohio (PUCO) and the Ohio Consumers Counsel in its pending Ohio base rate case. The agreement provides for a $6 million annual increase in rates for Ohio customers. It is expected that the rates will become effective in November 1995 upon approval of the stipulation agreement by the PUCO.

                    In March 1995, in response to requests for reconsideration of rate orders in West Virginia to MP and Potomac Edison
(PE) in mid-November 1994, the PSC ordered a considerable number of changes from the November order, including reallocations of the rate increases among customer classes and that certain Harrison scrubber-related expenses be reviewed as part of the annual Expanded Net Energy Cost (ENEC) review procedure in June 1995. The PSC later agreed with its staff to delay implementation of the March 1995 order until completion of the ENEC review. Following the March 1995 order, the companies petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low allowed return on equity of 10.85%. Effective July 1, 1995, following the ENEC review, the PSC reduced the companies' annual base rates by $1.6 million related to scrubber expenses and stated that those items would be again reviewed in the 1996 ENEC review. On July 10, 1995 the companies filed a petition for reconsideration related to the scrubber expenses. This petition was rejected by the PSC in August 1995.

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

                    The parties have agreed to settlements in PE's Federal Energy Regulatory Commission (FERC) rate case filing for wholesale customers, which resulted in an increase in annual revenues under three-year contracts of about $2.3 million effective on June 25, 1995. With these settlements, customers representing about 85% of the revenues from wholesale full service customers regulated by the FERC who have the ability to obtain their electricity requirements from other suppliers have agreed to remain as customers under contracts of from three to seven years.

                    In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                    As previously reported, the subsidiaries are currently named as defendants along with multiple other defendants in 5,001 pending asbestos cases involving multiple plaintiffs, including 2,660 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the subsidiaries and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on their financial position.

                    In March 1995, the FERC published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC. The Company filed open access transmission tariffs with the FERC that generally are consistent with this NOPR.

                    The Securities and Exchange Commission in late October approved a Supplemental Order that authorizes AYP Capital, Inc. to provide energy management and demand-side management services to associate and nonassociate companies, develop, buy, build, own, or operate foreign utility companies (FUCOs) and invest in them through various types of investment vehicles, purchase the accounts receivable of associate companies and of nonassociate companies whose primary revenues are derived from the sale of electric power, and manage the real estate portfolio of the System, market excess real estate, and facilitate the exploitation of timber, oil, gas, and coal on or in the System's real estate. The Order also increases authorized investment in AYP Capital, Inc. to $100 million. AYP Capital's first FUCO involvement occurred October 31 when it agreed to invest nearly $5 million as a Limited Partner in the Latin America Energy and Electricity Fund I, which will make investments in entities involved in new or existing electric power projects in Latin America and the Caribbean.

                    On May 31, 1995, AYP Capital, Inc. and EUA Cogenex Corporation, a subsidiary of Eastern Utilities Associates, signed a one-year letter of agreement facilitating the formation of a joint venture energy services company named APS Cogenex Corporation. The energy services company will promote energy-efficient products among major companies and institutions in Maryland, Ohio, Pennsylvania, Virginia, West Virginia, and the District of Columbia. The joint enterprise will finance the equipment used for energy reduction, and customers will pay for it through sharing the benefits of lower energy bills.

                    In April 1995, AYP Capital, Inc. became a limited partner in EnviroTech Investment Fund I Limited Partnership, a venture capital fund to offer utility investors the opportunity to achieve an attractive financial return on investments in energy and the environment. The initial investment of about $200,000 is expected to increase to a maximum commitment of $5 million over the next several years.


                         ALLEGHENY POWER SYSTEM, INC.

                   Part II - Other Information to Form 10-Q
                     for Quarter Ended September 30, 1995


ITEM 5.             OTHER INFORMATION

                    On September 6, 1995, MidAtlantic Energy, the developer of the now defunct Marshall County PURPA project, filed a civil action against MP, PE, Allegheny Power System, Inc. and its former development partner Babcock & Wilcox, alleging that actions taken by the defendants made it impossible for the company to continue with its 230-megawatt cogeneration project and other projects contemplated with Babcock &
Wilcox. The companies are unable to predict the outcome of this proceeding.


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits:

                    (3) (ii) By-laws of the Company, as amended, dated November 2, 1995.

                   (27)  Financial Data Schedule

            (b)    Reports on Form 8-K:

                         No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1995.




                                   Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ALLEGHENY POWER SYSTEM, INC.



                                                K. M. JONES
                                                K. M. Jones, Vice President
                                                (Chief Accounting Officer)
November 8, 1995