Form 10-Q
period 1996-03-31
ALLEGHENY POWER SYSTEM INC
filed 1996-05-14
CIK 3673

Page 1 of 12




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1996


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

         At May 14, 1996, 120,989,831 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                              ALLEGHENY POWER SYSTEM, INC.

                       Form 10-Q for Quarter Ended March 31, 1996



                                          Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1996 and 1995                             3


  Consolidated balance sheet - March 31, 1996
    and December 31, 1995                                                  4


  Consolidated statement of cash flows -
    Three months ended March 31, 1996 and 1995                             5


  Notes to consolidated financial statements                               6-7


  Management's discussion and analysis of financial
    condition and results of operations                                    8-11



PART II--OTHER INFORMATION                                                 12

                                               - 3 -

                                     ALLEGHENY POWER SYSTEM, INC.
                                    Consolidated Statement of Income



                                                                           Three Months Ended
                                                                               March 31
                                                                          1996**              1995
                                                                           (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                                     $     288,410      $     264,118
      Commercial                                                            129,188            125,884
      Industrial                                                            192,134            193,994
      Wholesale and other *                                                  20,332             16,602*
      Bulk power transactions, net *                                         17,954             15,206*
                Total Operating Revenues                                    648,018            615,804

    OPERATING EXPENSES:
      Operation:
       Fuel                                                                 136,347            135,045
       Purchased power and exchanges *                                       49,798             46,451*
       Deferred power costs, net                                             16,430             18,935
       Other                                                                136,137             70,064
      Maintenance                                                            64,013             62,083
      Depreciation                                                           65,959             64,697
      Taxes other than income taxes                                          48,496             47,371
      Federal and state income taxes                                         33,246             48,919
              Total Operating Expenses                                      550,426            493,565
              Operating Income                                               97,592            122,239

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                                 307              1,522
      Other income, net                                                         729                452
              Total Other Income and Deductions                               1,036              1,974
              Income Before Interest Charges and
                Preferred Dividends                                          98,628            124,213

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                                             41,629             40,364
      Other interest                                                          3,658              3,482
      Allowance for borrowed funds used during
       construction                                                            (402)            (1,171)
      Dividends on preferred stock of subsidiaries                            2,325              5,409
              Total Interest Charges and
                Preferred Dividends                                          47,210             48,084

    CONSOLIDATED NET INCOME                                           $      51,418      $      76,129

    COMMON STOCK SHARES OUTSTANDING (average)                           120,710,337        119,297,229

    EARNINGS PER AVERAGE SHARE                                                $0.43              $0.64

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    **The 1996 period includes restructuring charges of $39.2 million, net of taxes,
      ($.33 per share).  See Note 4 on page 6.

    See accompanying notes to consolidated financial statements.


                                                   ALLEGHENY POWER SYSTEM, INC.
                                                   Consolidated Balance Sheet

                                                           March 31,            December 31,
                                                             1996                   1995
                                                                (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $122,064,000
           and $147,467,000 under construction           $ 7,844,115           $  7,812,670
         Accumulated depreciation                         (2,756,261)            (2,700,077)
                                                           5,087,854              5,112,593
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                   15,077                 15,077
         Benefit plans' investments                           48,199                 47,545
         Other                                                 3,880                  2,981
                                                              67,156                 65,603
      Current Assets:
         Cash and temporary cash investments                   4,337                  3,867
         Accounts receivable:
            Electric service, net of $13,080,000 and
               $13,047,000 uncollectible allowance           305,522                305,988
            Other                                             12,128                 15,924
         Materials and supplies--at average cost:
            Operating and construction                        85,144                 86,421
            Fuel                                              76,217                 71,898
         Prepaid taxes                                        62,751                 45,404
         Deferred income taxes                                39,868                 28,655
         Other                                                11,490                 13,164
                                                             597,457                571,321
      Deferred Charges:
         Regulatory assets                                   601,235                602,360
         Unamortized loss on reacquired debt                  56,292                 57,255
         Other                                                40,525                 38,183
                                                             698,052                697,798

                Total Assets                             $ 6,450,519           $  6,447,315

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                    $   151,237           $    150,876
         Other paid-in capital                             1,003,989                995,701
         Retained earnings                                   984,064                983,340
                                                           2,139,290              2,129,917
         Preferred stock                                     170,086                170,086
         Long-term debt and QUIDS                          2,260,293              2,273,226
                                                           4,569,669              4,573,229
      Current Liabilities:
         Short-term debt                                     138,533                200,418
         Long-term debt due within one year                   23,900                 43,575
         Accounts payable                                    106,694                145,422
         Taxes accrued:
            Federal and state income                          68,910                 15,599
            Other                                             39,857                 54,116
         Interest accrued                                     44,998                 39,752
         Deferred power costs                                 43,128                 26,735
         Restructuring liabilities                            41,409                 14,435
         Other                                                66,132                 56,477
                                                             573,561                596,529
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                       147,699                149,759
         Deferred income taxes                               977,845                985,804
         Regulatory liabilities                               96,884                 97,970
         Restructuring liabilities                            22,469                 -
         Other                                                62,392                 44,024
                                                           1,307,289              1,277,557

                Total Capitalization and Liabilities     $ 6,450,519           $  6,447,315


      See accompanying notes to consolidated financial statements.

                                        - 5 -


                              ALLEGHENY POWER SYSTEM, INC.
                           Consolidated Statement of Cash Flows


                                                                Three Months Ended
                                                                     March 31
                                                              1996             1995
                                                                (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                           $  51,418        $  76,129
         Depreciation                                         65,959           64,697
         Deferred investment credit and income taxes, net    (22,330)           5,621
         Deferred power costs, net                            16,430           18,935
         Allowance for other than borrowed funds used
             during construction                                (307)          (1,522)
         Restructuring charges                                61,254             -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                       4,262          (11,889)
                Materials and supplies                        (3,042)          (6,230)
                Accounts payable                             (38,728)         (49,744)
                Taxes accrued                                 39,052           41,666
                Interest accrued                               5,246           (1,569)
         Other, net                                            3,789          (11,897)
                                                             183,003          124,197

    CASH FLOWS FROM INVESTING:
         Construction expenditures                           (45,676)         (72,054)
         Nonutility investments                                 (280)            -
         Allowance for other than borrowed funds used
            during construction                                  307            1,522
                                                             (45,649)         (70,532)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                  8,649            8,596
         Retirement of preferred stock                          -                (910)
         Retirement of long-term debt                        (32,954)         (14,630)
         Short-term debt, net                                (61,885)           1,954
         Cash dividends on common stock                      (50,694)         (48,910)
                                                            (136,884)         (53,900)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS            470             (235)
    Cash and Temporary Cash Investments at January 1           3,867            2,765
    Cash and Temporary Cash Investments at March 31        $   4,337        $   2,530


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)            $35,422          $43,802
             Income taxes                                      2,564             -



    See accompanying notes to consolidated financial statements.

                   ALLEGHENY POWER SYSTEM, INC.

            Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1995, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.


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


3. Effective in 1996 the Company's subsidiaries changed their method of reporting certain bulk power transmission transactions with nonaffiliated utilities, and reclassified prior year's bulk power revenues and operation expenses to achieve a consistent presentation. In prior years, some use of the subsidiaries' transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the subsidiaries was the difference between the two. Because of new Federal Energy Regulatory Commission requirements, the subsidiaries predominantly do not "buy" and "sell" such energy, but rather a transmission fee is charged.

          Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $44.7 million and $84.2 million for the three months ended March 31, 1996 and 1995, respectively, with no change in operating income or consolidated net income.

4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. On March 12, 1996, the subsidiaries announced additional restructuring plans which include consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As a consequence of this process, an additional work force reduction of approximately 1,000 employees will occur. It is expected that approximately 50% of the positions will be eliminated by July 1996 with the remaining positions eliminated by 1998.

          Reductions will be accomplished through an enhanced separation plan, attrition, and, in the union workforce, pursuant to appropriate contract.

          Additional restructuring charges which reflect estimated liabilities for severance and other employee termination costs are estimated to be about $100 million ($60 million after tax) of which $64.8 million ($39.2 million after tax) was recorded in the first quarter of 1996. The remaining charges will be recorded later, primarily in the third quarter of 1996, as required by applicable accounting rules. A summary of restructuring liabilities is provided below:

                                                                      First Quarter 1996
                                                                    (Millions of Dollars)

               Restructuring Liability (before tax):
                 Balance at beginning of quarter                               $14.4
                   Add first quarter accrual                                    64.8
                   Less benefit plans curtailment
                     liabilities                                               (11.8)*
                   Less first quarter payments                                  (3.5)
                 Balance at end of quarter                                     $63.9

               *Primarily recorded in other deferred credits.


5. Other paid-in capital increased $8,288,000 in the three months ended March 31, 1996, representing the excess of amounts received over par value, less related expenses, from the issuance of 289,022 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan.


6. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                                        Three Months Ended
                                                                             March 31
                                                                        1996             1995

               Number of Shares                                     120,700,809       119,292,954
               Amount per Share                                         $.42             $.41

                   ALLEGHENY POWER SYSTEM, INC.

    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


  COMPARISON OF FIRST QUARTER OF 1996 WITH FIRST QUARTER OF 1995


Review of Utility Operations

EARNINGS

                  Consolidated net income for the first quarter of 1996 was $51.4 million or $.43 per average share, after reflecting a restructuring charge net of taxes of $39.2 million ($.33 per share), compared with $76.1 million or $.64 per average share, for the corresponding 1995 period. The restructuring charge reflects estimated liabilities for severance and other employee termination costs incurred to date for continuing restructuring activities which commenced during the last half of 1995. The 19% increase in earnings, excluding the restructuring charge, resulted primarily from increased sales to retail customers.


SALES AND REVENUES

                  Retail kilowatt-hour (kWh) sales to residential, commercial, and industrial customers increased 12%, 7%, and 2%, respectively. The increase in kWh sales to residential customers was primarily due to an increase in weather-related sales. Colder temperatures in the first quarter of 1996 as compared to milder first quarter 1995 weather, resulted in heating degree days 8% above normal and 12% above the 1995 first quarter. The increase in commercial sales reflects both increased usage and growth in the number of customers. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The increase in revenues from retail customers resulted from the following:

                                                                        Change from Prior Period
                                                                          (Millions of Dollars)

           Increased kWh sales                                                     $31.4
           Fuel and energy cost adjustment clauses*                                 (3.3)
           Rate changes                                                               .9
           Other                                                                    (3.3)
                                                                                   $25.7

   *Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

                  The increase in wholesale and other revenues reflects increased revenues from wholesale customers due to a rate increase for Potomac Edison customers effective in June 1995, increased weather-related sales, and load additions to the wholesale customers' systems.

                  KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                                        Three Months Ended
                                                                             March 31
                                                                        1996             1995*

           KWh deliveries (in billions):
             From transmission services                                  5.1              3.4
             From sale of subsidiaries' generation                        .1               .1
                                                                         5.2              3.5

           Revenues (in millions):
             From transmission services                                $14.6            $11.0
             From sale of subsidiaries' generation                       3.4              4.2
                                                                       $18.0            $15.2

                  Increased transmission services resulted primarily from increased demand from power marketers. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers and have little effect on consolidated net income.


OPERATING EXPENSES

                  Fuel expenses increased 1%, the net result of a 5% increase related to kWh generated and a 4% decrease in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                  "Purchased power and exchanges" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:

                                                                        Three Months Ended
                                                                             March 31
                                                                        1996             1995*
                                                                       (Millions of Dollars)
           Purchased power:
             From PURPA generation                                     $32.2            $33.5
             Other                                                      14.1             10.4
               Total power purchased                                    46.3             43.9
           Power exchanges                                               3.5              2.6
                                                                       $49.8            $46.5


   *Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Consolidated
    Financial Statements for further information.

                  Other purchased power increased because of increased sales to retail customers and the availability of more economic energy. The cost of purchased power and exchanges, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income.

                  The increase in other operation expense resulted primarily from restructuring charges which are discussed in Note 4 to the Consolidated Financial Statements.

                  Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The subsidiaries are also experiencing, and expect to continue to experience, increased expenditures due to the aging of their power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, and the amount of work found necessary when the equipment is dismantled.

                  The decrease in federal and state income taxes resulted primarily from a decrease in income before taxes.

                  The combined decrease of $2 million in allowance for funds used during construction (AFUDC) reflects a decrease in capital expenditures.

                  Interest on long-term debt increased $1.3 million and dividends on preferred stock of subsidiaries decreased $3.1 million due primarily to the redemption of preferred stock issues refinanced with Quarterly Income Debt Securities during 1995.


Financial Condition and Requirements

                  The Company's discussion on Financial Condition and Requirements and Changes in the Electric Utility Industry in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the following information.

                  In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                  The final rules on open transmission access were released by the Federal Energy Regulatory Commission (FERC) on April 24 and the Company is in the process of reviewing the document. The first rule, Order No. 888, requires utilities with transmission capacity to file open access tariffs that offer to others transmission service that is comparable to service they provide themselves. In addition, utilities must apply the same tariffs offered to others to their own wholesale energy sales and purchases. The subsidiaries have had an open access transmission tariff on file with the FERC since December 1995. The Order also provides for full recovery of stranded costs--those costs that were prudently incurred to serve power customers and that could go unrecovered if those customers use open access to move to another supplier.

                  Order No. 889, which is also included in the rules, requires utilities to establish electronic systems to share information about available transmission capacity for wholesale transactions.

                  The FERC also proposed that each public utility would replace the network and point-to-point tariffs in the open access rule with a single capacity reservation tariff by the end of 1997.


Nonutility Business

                  AYP Capital, Inc. and others in the Latin America
Energy and Electricity Fund submitted the highest bid for a distribution company that provides electric service to about one million customers in Argentina. AYP Capital's investment is $1.2 million of a $160 million bid and is the second venture for the subsidiary in Latin America.

                  A new System subsidiary, Allegheny Communications Connect, Inc. (ACC), has applied to the Federal Communications Commission for Exempt Telecommunications Company (ETC) status. The Telecommunications Act of 1996 permits registered utility holding companies to form ETCs. ACC will be permitted to offer a variety of telecommunications services. Initially, ACC will offer sites and services to personal communications companies, but may also offer mobile communication services that could enhance the reliability of System electric service, read meters remotely, control electric load, and perform similar functions.

                   ALLEGHENY POWER SYSTEM, INC.

             Part II - Other Information to Form 10-Q
                 for Quarter Ended March 31, 1996


ITEM 5.   OTHER INFORMATION

                On April 1, 1996, Champion Industries, Inc., North
Branch Energy Inc., and Air Products and Chemicals, Inc., entities claiming involvement or potential involvement in the Burgettstown PURPA project, filed suit in federal court in the Western District of Pennsylvania against the Company, West Penn Power Company, and Allegheny Power Service Corporation alleging antitrust violations, unfair competition, and intentional interference with a contract. The lawsuit seeks recovery of lost profits and out-of-pocket costs as well as treble and punitive damages. The companies cannot predict the outcome of this proceeding. This case is related to a suit filed on May 2, 1995, in federal court in the same district by Washington Power, LP, the developer of the Burgettstown PURPA project, against the same defendants alleging essentially the same causes of action.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   (27) Financial Data Schedule

          (b) On March 13, 1996, the Company filed a Form 8-K for the restructuring of its organization.

                     On April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.



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





May 14, 1996