Form 10-Q
period 1996-06-30
ALLEGHENY POWER SYSTEM INC
filed 1996-08-13
CIK 3673

Page 1 of 14




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1996


Commission File Number 1-267





                              ALLEGHENY POWER SYSTEM, INC.
                 (Exact name of registrant as specified in its charter)




         Maryland                                        13-5531602
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 10435 Downsville Pike, Hagerstown, Maryland  21740-1766
                             Telephone Number - 301-790-3400





         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At August 13, 1996, 121,280,080 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                              ALLEGHENY POWER SYSTEM, INC.

                        Form 10-Q for Quarter Ended June 30, 1996



                                          Index


                                                                          Page
                                                                           No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1996 and 1995                       3


  Consolidated balance sheet - June 30, 1996
    and December 31, 1995                                                   4


  Consolidated statement of cash flows -
    Six months ended June 30, 1996 and 1995                                 5


  Notes to consolidated financial statements                               6-7


  Management's discussion and analysis of financial
    condition and results of operations                                   8-12



PART II--OTHER INFORMATION                                               13-14


                                     ALLEGHENY POWER SYSTEM, INC.
                                         Statement of Income



                                                         Three Months Ended                 Six Months Ended
                                                              June 30                           June 30
                                                          1996            1995             1996**              1995
                                                                    (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                    $    205,254         194,896      $    493,664      $      459,014
      Commercial                                          115,813         113,278           245,001             239,162
      Industrial                                          188,193         191,444           380,327             385,438
      Wholesale and other*                                 17,785          15,089            38,117              31,691
      Bulk power transactions, net*                        23,900          14,328            41,854              29,534
                Total Operating Revenues                  550,945         529,035         1,198,963           1,144,839


    OPERATING EXPENSES:
      Operation:
       Fuel                                               126,401         113,236           262,748             248,281
       Purchased power and exchanges*                      44,875          49,502            94,673              95,953
       Deferred power costs, net                            5,788           8,912            22,218              27,847
       Other                                               68,813          72,043           204,950             142,107
      Maintenance                                          57,268          59,090           121,281             121,173
      Depreciation                                         66,584          65,399           132,543             130,096
      Taxes other than income taxes                        46,299          44,119            94,795              91,490
      Federal and state income taxes                       34,026          27,121            67,272              76,040
              Total Operating Expenses                    450,054         439,422         1,000,480             932,987
              Operating Income                            100,891          89,613           198,483             211,852

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                               351             890               658               2,412
      Other (expense) income, net                            (242)          2,397               487               2,849
              Total Other Income and Deductions               109           3,287             1,145               5,261
              Income Before Interest Charges and
                Preferred Dividends                       101,000          92,900           199,628             217,113

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                           41,134          42,364            82,763              82,728
      Other interest                                        4,528           3,768             8,186               7,250
      Allowance for borrowed funds used during
       construction                                          (753)         (1,105)           (1,155)             (2,276)
      Dividends on preferred stock of subsidiaries          2,305           5,180             4,630              10,589
              Total Interest Charges and
                Preferred Dividends                        47,214          50,207            94,424              98,291

    CONSOLIDATED NET INCOME                          $     53,786    $     42,693      $    105,204      $      118,822

    COMMON STOCK SHARES OUTSTANDING (average)         120,999,400     119,681,808       120,854,868         119,490,581

    EARNINGS PER AVERAGE SHARE                              $0.44           $0.36             $0.87               $0.99


    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    **The six month 1996 period includes restructuring charges and an asset write-off of $64.2 million ($.32 per share).
      See Note 4 on page 6 for additional information on the restructuring charges.

    See accompanying notes to consolidated financial statements.

                                                               - 4 -

                                                       ALLEGHENY POWER SYSTEM, INC.
                                                       Consolidated Balance Sheet

                                                                June 30,             December 31,
                                                                  1996                   1995
                                                                    (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $139,455,000
           and $147,467,000 under construction               $  7,880,554           $  7,812,670
         Accumulated depreciation                              (2,811,278)            (2,700,077)
                                                                5,069,276              5,112,593
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                        15,077                 15,077
         Benefit plan's investments                                48,199                 47,545
         Other                                                      5,068                  2,981
                                                                   68,344                 65,603
      Current assets:
         Cash and temporary cash investments                        6,699                  3,867
         Accounts receivable:
            Electric service, net of $13,310,000 and
               $13,047,000 uncollectible allowance                268,815                305,988
            Other                                                  14,147                 15,924
         Materials and supplies--at average cost:
            Operating and construction                             84,914                 86,421
            Fuel                                                   54,595                 71,898
         Prepaid taxes                                             47,116                 45,404
         Deferred income taxes                                     41,727                 28,655
         Other                                                     15,137                 13,164
                                                                  533,150                571,321
      Deferred Charges:
         Regulatory assets                                        599,155                602,360
         Unamortized loss on reacquired debt                       55,329                 57,255
         Other                                                     37,724                 38,183
                                                                  692,208                697,798

                Total Assets                                 $  6,362,978           $  6,447,315

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                        $    151,600           $    150,876
         Other paid-in capital                                  1,012,145                995,701
         Retained earnings                                        987,034                983,340
                                                                2,150,779              2,129,917
         Preferred stock                                          170,086                170,086
         Long-term debt and QUIDS                               2,263,449              2,273,226
                                                                4,584,314              4,573,229
      Current Liabilities:
         Short-term debt                                          107,513                200,418
         Long-term debt due within one year                         5,900                 43,575
         Accounts payable                                         103,672                145,422
         Taxes accrued:
            Federal and state income                               27,200                 15,599
            Other                                                  31,521                 54,116
         Interest accrued                                          41,828                 39,752
         Deferred power costs                                      44,648                 26,735
         Restructuring liabilities                                 33,365                 14,435
         Other                                                     66,560                 56,477
                                                                  462,207                596,529
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                            145,639                149,759
         Deferred income taxes                                    987,003                985,804
         Regulatory liabilities                                    95,604                 97,970
         Restructuring liabilities                                 15,600                 -
         Other                                                     72,611                 44,024
                                                                1,316,457              1,277,557

                Total Capitalization and Liabilities         $  6,362,978           $  6,447,315


      See accompanying notes to consolidated financial statements.

                                     - 5 -


                           ALLEGHENY POWER SYSTEM, INC.
                       Consolidated Statement of Cash Flows


                                                                Six Months Ended
                                                                    June 30
                                                               1996               1995
                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                           $   105,204        $   118,822
         Depreciation                                          132,543            130,096
         Deferred investment credit and income taxes, net      (17,901)            14,596
         Deferred power costs, net                              22,218             27,847
         Allowance for other than borrowed funds used
             during construction                                  (658)            (2,412)
         Restructuring charges                                  45,724              -
         Asset write-off                                        10,762              -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                        38,950              3,758
                Materials and supplies                          18,810             (5,964)
                Accounts payable                               (41,750)           (63,734)
                Taxes accrued                                  (10,994)           (11,465)
                Interest accrued                                 2,076               (744)
                Other current liabilities                       10,553               7661
                Other deferred charges/credits                  11,204             (3,934)
         Other, net                                              8,859             (3,159)
                                                               335,600            211,368

    CASH FLOWS FROM INVESTING:
         Construction expenditures                            (106,551)          (152,958)
         Nonutility investment                                  (1,482)              (197)
         Allowance for other than borrowed funds used
            during construction                                    658              2,412
                                                              (107,375)          (150,743)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                   17,168             17,376
         Retirement of preferred stock                           -                   (910)
         Issuance of long-term debt                              -                482,857
         Retirement of long-term debt                          (48,146)          (385,381)
         Short-term debt, net                                  (92,905)           (37,005)
         Cash dividends on common stock                       (101,510)           (97,978)
                                                              (225,393)           (21,041)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS            2,832             39,584
    Cash and Temporary Cash Investments at January 1             3,867              2,765
    Cash and Temporary Cash Investments at June 30         $     6,699        $    42,349


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)              $82,543            $87,316
             Income taxes                                       74,555             51,357



    See accompanying notes to consolidated financial statements.

                       ALLEGHENY POWER SYSTEM, INC.

                Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1995, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.


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

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $74.1 million and $158.2 million for the three and six months ended June 1995, respectively, with no change in operating income or consolidated net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the subsidiaries announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. Effective July 1996, the subsidiaries reduced their work force by about 570 employees. The reductions were accomplished through an enhanced separation plan, attrition, and layoffs. An additional reduction of about 500 employees during the next two or three years will occur primarily through attrition and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted in the second quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $35 million will be recorded as the liabilities are incurred. A summary of restructuring liabilities is provided below:


                                                              Three Months Ended           Six Months Ended
                                                                  June 1996                    June 1996
                                                                        (Millions of Dollars)

           Restructuring liability (before tax):
             Balance at beginning of period                           $ 63.9                      $ 14.4
               Accruals/adjustments                                    (11.4)                       53.5
               Benefit plans curtailment
                 liabilities/adjustments*                                 .6                       (11.2)
               Less payments                                            (4.1)                       (7.7)
             Balance at end of period                                 $ 49.0                      $ 49.0


           *Primarily recorded in other deferred credits.


5. Other paid-in capital increased $16,444,000 in the six months ended June 30, 1996, representing the excess of amounts received over par value, less related expenses, from the issuance of 579,271 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan.


6. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                 1996                                  1995
                                            1st                 2nd                 1st                 2nd
                                         Quarter             Quarter              Quarter            Quarter

           Number of Shares            120,700,809        120,989,831          119,292,954        119,677,751
           Amount per Share                 $.42                $.42                $.41                $.41

                       ALLEGHENY POWER SYSTEM, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995


Review of Utility Operations

EARNINGS

                   Consolidated net income for the second quarter of 1996 was $53.8 million or $.44 per average share, compared with $42.7 million or $.36 per average share for the corresponding 1995 period. For the first six months of 1996, consolidated net income was $105.2 million or $.87 per average share, compared with $118.8 million or $.99 per average share for the corresponding 1995 period. The six month period ended June 1996 includes restructuring charges and asset write-offs of $64.2 million ($38.7 million net of taxes or $.32 per average share). Restructuring activities reported in the first quarter continued in the second quarter with adjustments to the restructuring charges previously recorded (see
Note 4 to the Consolidated Financial Statements). The increase in earnings for the second quarter and first six months of 1996, excluding the restructuring charges, resulted primarily from increased sales to retail customers.


SALES AND REVENUES

                   Retail kilowatt-hour (kWh) sales to residential, commercial, and industrial customers in the second quarter increased 7%, 5%, and 1%, and in the first six months increased 10%, 6%, and 2%, respectively. Growth in the number of customers and increased weather-related sales combined to cause the increase in residential and commercial sales. The increase in kWh sales to industrial customers in the second quarter and first six months of 1996 resulted primarily from increased sales to primary and fabricated metals and wood and paper products customers. Revenues from sales to industrial customers decreased in both the second quarter and six months ended June 1996 due primarily to a decrease in the fuel and energy cost component. The increase in revenues from retail customers resulted from the following:

                                                                               Change from Prior Periods
                                                                               Quarter              Six Months
                                                                                   (Millions of Dollars)

           Increased kWh sales                                                  $13.0                 $44.4
           Fuel and energy cost adjustment clauses*                              (4.8)                 (8.2)
           Rate changes                                                           1.9                   2.9
           Other                                                                  (.5)                 (3.7)
                                                                                $ 9.6                 $35.4


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

                   KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                        Three Months Ended               Six Months Ended
                                                               June 30                        June 30
                                                         1996               1995*         1996             1995*

KWh deliveries (in billions):
  From transmission services                              3.8                3.0           8.9              6.4
  From sale of subsidiaries'
    generation                                             .5                 .1            .6               .3
                                                          4.3                3.1           9.5              6.7
Revenues (in millions):
  From transmission services                            $13.7              $11.1         $28.3            $22.1
  From sale of subsidiaries'
    generation                                           10.2                3.2          13.6              7.4
                                                        $23.9              $14.3         $41.9            $29.5

                   Increased transmission services and sales of subsidiaries' generation resulted primarily from increased activity from power marketers. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers and have little effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for the second quarter and the first six months of 1996 increased 12% and 6%, respectively. The increase in fuel expenses in both periods was due primarily to an increase in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:


                                                         Three Months Ended              Six Months Ended
                                                               June 30                        June 30
                                                         1996               1995*         1996            1995*
                                                                           (Millions of Dollars)
Purchased power:
  From PURPA generation                                 $33.4              $35.3         $65.6           $68.7
  Other                                                  11.7               15.3          25.8            25.8
    Total power purchased                                45.1               50.6          91.4            94.5
Power exchanges                                           (.2)              (1.1)          3.3             1.5
                                                        $44.9              $49.5         $94.7           $96.0

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

                   The increase in other operation expense for the six months ended June 1996 resulted primarily from restructuring charges discussed in Note 4 to the Consolidated Financial Statements and a $10.8 million write-off of accumulated land-related costs on a previously proposed transmission line. The proposed line is not in the System's future plans and, in the industry's more competitive environment, it is no longer reasonable to assume future recovery of these costs in rates.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

                   The net changes in federal and state income taxes for the second quarter and first six month periods resulted primarily from variances in income before income taxes.

                   The combined decrease of $2.9 million in allowance for funds used during construction for the six months ended June 1996, reflects a decrease in capital expenditures.

                   The decrease in other income, net for the second quarter and first six month periods was due primarily to a write-off of a deferred return on West Virginia expenditures related to the Clean Air Act Amendments of 1990 and increased interest income in the second quarter of 1995 earned on funds available as a result of the timing of the debt and preferred stock refinancings.

                   Dividends on preferred stock of subsidiaries decreased $2.9 million and $6.0 million in the second quarter and first six months of 1996, respectively, due primarily to redemption of preferred stock issues refinanced with Quarterly Income Debt Securities (QUIDS) during 1995. The increase in interest on long-term debt associated with the QUIDS was offset by decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities during the second quarter of 1995.


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

                   In July 1996, the Company presented an offer to buy the Hagerstown, Maryland municipal electric distribution system. The offer includes a $20 million cash payment, a five-year freeze on current electric rates, technical upgrades and improvements to the electrical system, and other benefits. The offer came as a result of discussions with a municipal Study Committee which has recommended a public referendum on the November 1996 ballot to let voters decide the issue.

                   In May 1996, the Pennsylvania Public Utility Commission
(PUC) approved West Penn's petition seeking permission to recover from customers through the Energy Cost Rate (ECR) the $31 million buyout cost of the Shannopin PURPA project. West Penn will recover the cost over three years including recovery of $24 million in the current ECR year ending March 31, 1997. This increase in customer rates will be offset by a $27 million refund of overcollections from the past ECR year. The buyout will save West Penn's customers approximately $665 million over the next 30 years by eliminating the need to buy the overpriced power.

                   The Company has joined with six other electric utilities to form the Partnership for Customer Choice (PCC). The group is urging immediate enactment of federal legislation to provide real retail competition to electric customers by the turn of the century. Other members of the partnership are Cinergy, PacifiCorp, Pennsylvania Power & Light, UtiliCorp United, Wisconsin Energy Corporation, and Wisconsin Power and Light. The PCC strongly advocates continued state regulation of local electric distribution, regulation of the transmission and distribution systems to enhance, rather than impede, market efficiency, and a method of dealing with costs that a utility may not recover in the competitive markets (stranded costs) that does not unduly impede the transition to full competition.

                   The subsidiaries and three other electric utilities, whose service areas extend from Lake Erie to North Carolina, have formed an alliance to jointly manage and coordinate the operation of their interconnected transmission systems. Alliance operation of the systems will increase transmission reliability for the companies' nearly 5.5 million retail customers in six states by scheduling and coordinating bulk power transactions. The alliance will also establish fair compensation for use of the transmission systems by alliance members and by power wholesalers.


Nonutility Business

                   The PUC and the Federal Energy Regulatory Commission
(FERC) approved AYP Capital Inc.'s request to become a hybrid exempt wholesale generator. AYP Capital intends to market power from its ownership in Fort Martin Power Station Unit No. 1, which is being purchased from Duquesne Light Company. Financial closing on the $170 million purchase is expected in October 1996. AYP Energy, Inc., the AYP Capital subsidiary created to sell the Fort Martin energy, is awaiting approval from the FERC to sell at market rates before it can begin aggressively pursuing new customers for this power.

                   The Federal Communications Commission has granted to another AYP Capital subsidiary, Allegheny Communications Connect, Inc.
(ACC), Exempt Telecommunication Company status. Although ACC has no immediate plans to enter into the telecommunications industry, the approval gives it the structure to become an active participant in this area in the future.

                       ALLEGHENY POWER SYSTEM, INC.

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1996


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           (a)     Date and kind of meeting:

                   At the annual meeting of stockholders held on May 9, 1996, votes were taken for the election of directors to serve until the next annual meeting of stockholders, for the approval of the appointment of Price Waterhouse LLP as independent accountants, and for a shareholder proposal to refrain from providing pensions or other retirement benefits to non-employee or outside directors unless approved by shareholders. The total number of votes cast was 96,643,846 with the following results:

Nominees for Director                    Votes For            Votes Withheld       Broker Non-Votes

Eleanor Baum                             95,253,993               1,389,853              None
William L. Bennett                       95,262,517               1,381,329                "
Klaus Bergman                            95,267,216               1,376,630                "
Wendell F. Holland                       95,161,215               1,482,631                "
Phillip E. Lint                          95,193,602               1,450,244                "
Edward H. Malone                         95,113,063               1,530,783                "
Frank A. Metz, Jr.                       95,253,841               1,390,005                "
Alan J. Noia                             95,271,593               1,372,253                "
Steven H. Rice                           95,255,573               1,388,273                "
Gunnar E. Sarsten                        95,270,812               1,373,034                "
Peter L. Shea                            95,281,970               1,361,876                "


                                                                                                   Broker
                                         Votes For        Votes Against        Abstentions        Non-Votes

Approval of Independent
  Accountants                            95,283,362             726,193           634,291           None

Proposal for Board to
  refrain from providing
  pension/retirement
  benefits to Board
  unless approved by
  shareholders                           32,272,667          48,741,841         2,795,619        12,833,719


                   The stockholders did not approve the shareholder proposal that in the future the Board refrain from providing pensions or other retirement benefits to non-employee or outside directors unless such benefits are submitted to the shareholders for approval.

ITEM 5.    OTHER INFORMATION

                   In June 1996, the Company moved its corporate headquarters from New York City to Hagerstown, Maryland (Washington County). Corporate headquarters for the first time will be located in the service area and will bring senior management closer to both employees and customers.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     (27)    Financial Data Schedule

           (b) As reported in the first quarter 1996 10-Q, on April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.




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



August 13, 1996