Form 10-Q
period 1996-09-30
ALLEGHENY POWER SYSTEM INC
filed 1996-11-12
CIK 3673

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1996


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

         At November 12, 1996, 121,563,647 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                              ALLEGHENY POWER SYSTEM, INC.

                     Form 10-Q for Quarter Ended September 30, 1996



                                          Index


                                                                          Page
                                                                           No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1996 and 1995                3


  Consolidated balance sheet - September 30, 1996
    and December 31, 1995                                                  4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1996 and 1995                          5


  Notes to consolidated financial statements                              6-7


  Management's discussion and analysis of financial
    condition and results of operations                                   8-13



PART II--OTHER INFORMATION                                                 13

                                     ALLEGHENY POWER SYSTEM, INC.
                                   Consolidated Statement of Income



                                                             Three Months Ended                   Nine Months Ended
                                                                September 30                        September 30
                                                           1996             1995               1996               1995
                                                                             (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                     $     211,160    $     230,371      $     704,824      $     689,385
      Commercial                                            125,416          130,685            370,417            369,847
      Industrial                                            182,874          189,151            563,201            574,589
      Wholesale and other  *                                 17,900           17,883             56,017             49,574
      Bulk power transactions, net  *                        16,640           15,884             58,494             45,418
                Total Operating Revenues                    553,990          583,974          1,752,953          1,728,813


    OPERATING EXPENSES:
      Operation:
       Fuel                                                 126,109          136,563            388,857            384,844
       Purchased power and exchanges, net*                   39,525           34,066            134,198            130,019
       Deferred power costs, net                             (2,223)          11,479             19,995             39,326
       Other**                                               83,458           86,168            288,408            228,275
      Maintenance                                            60,081           61,765            181,362            182,938
      Depreciation                                           66,231           64,586            198,774            194,682
      Taxes other than income taxes                          46,543           47,351            141,338            138,841
      Federal and state income taxes                         34,348           39,261            101,620            115,301
              Total Operating Expenses                      454,072          481,239          1,454,552          1,414,226
              Operating Income                               99,918          102,735            298,401            314,587

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                 604              691              1,262              3,103
      Other income, net                                       1,688            2,045              2,175              4,894
              Total Other Income and Deductions               2,292            2,736              3,437              7,997
              Income Before Interest Charges and
                Preferred Dividends                         102,210          105,471            301,838            322,584

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                             40,928           42,133            123,691            124,861
      Other interest                                          3,743            3,414             11,929             10,664
      Allowance for borrowed funds used during
       construction                                          (1,025)            (603)            (2,180)            (2,879)
      Dividends on preferred stock of subsidiaries            2,337            2,291              6,967             12,880
              Total Interest Charges and
                Preferred Dividends                          45,983           47,235            140,407            145,526

    CONSOLIDATED NET INCOME                           $      56,227    $      58,236      $     161,431      $     177,058
    COMMON STOCK SHARES OUTSTANDING (average)           121,283,162      120,054,582        120,998,676        119,680,649

    EARNINGS PER AVERAGE SHARE                                $0.46            $0.49              $1.33              $1.48





    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 on page 6.

    **Includes restructuring charges of $8.0 million ($.04 per share) for the three-month period ended September 30, 1996 and restructuring charges and asset write-off of $72.2 million ($.36 per share) for the nine-month period ended September 30, 1996.

      Includes restructuring charges of $13.4 million ($.07 per share) for the three and nine-month periods ended September 30, 1995.

      See Note 4 on pages 6 and 7 for additional information on the restructuring charges.

    See accompanying notes to consolidated financial statements.


                                                     ALLEGHENY POWER SYSTEM, INC.
                                                     Consolidated Balance Sheet

                                                            September 30,          December 31,
                                                                1996                   1995
                                                                     (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $157,450,000
           and $147,467,000 under construction             $  7,936,917           $  7,812,670
         Accumulated depreciation                            (2,871,045)            (2,700,077)
                                                              5,065,872              5,112,593
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                      15,077                 15,077
         Benefit plan's investments                              48,572                 47,545
         Other                                                    5,145                  2,981
                                                                 68,794                 65,603
      Current assets:
         Cash and temporary cash investments                     18,341                  3,867
         Accounts receivable:
            Electric service, net of $13,269,000 and
               $13,047,000 uncollectible allowance              260,443                305,988
            Other                                                10,707                 15,924
         Materials and supplies--at average cost:
            Operating and construction                           83,940                 86,421
            Fuel                                                 57,062                 71,898
         Prepaid taxes                                           46,904                 45,404
         Deferred income taxes                                   40,411                 28,655
         Other                                                   21,562                 13,164
                                                                539,370                571,321
      Deferred Charges:
         Regulatory assets                                      597,123                602,360
         Unamortized loss on reacquired debt                     54,366                 57,255
         Other                                                   45,660                 38,183
                                                                697,149                697,798

                Total Assets                               $  6,371,185           $  6,447,315



    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                      $    151,955           $    150,876
         Other paid-in capital                                1,020,140                995,701
         Retained earnings                                      992,323                983,340
                                                              2,164,418              2,129,917
         Preferred stock                                        170,086                170,086
         Long-term debt and QUIDS                             2,230,257              2,273,226
                                                              4,564,761              4,573,229
      Current Liabilities:
         Short-term debt                                         98,061                200,418
         Long-term debt due within one year                      20,900                 43,575
         Accounts payable                                       115,501                145,422
         Taxes accrued:
            Federal and state income                             37,087                 15,599
            Other                                                39,774                 54,116
         Interest accrued                                        41,301                 39,752
         Deferred power costs                                    30,044                 26,735
         Restructuring liabilities                               47,339                 14,435
         Other                                                   78,869                 56,477
                                                                508,876                596,529
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                          143,579                149,759
         Deferred income taxes                                  989,627                985,804
         Regulatory liabilities                                  94,795                 97,970
         Restructuring liabilities                                2,075                 -
         Other                                                   67,472                 44,024
                                                              1,297,548              1,277,557

                Total Capitalization and Liabilities       $  6,371,185           $  6,447,315



      See accompanying notes to consolidated financial statements.

                               ALLEGHENY POWER SYSTEM, INC.
                           Consolidated Statement of Cash Flows


                                                                  Nine Months Ended
                                                                    September 30
                                                                1996              1995
                                                                (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                            $  161,431        $  177,058
         Depreciation                                          198,774           194,682
         Deferred investment credit and income taxes, net      (16,830)           14,538
         Deferred power costs, net                              19,995            39,326
         Allowance for other than borrowed funds used
             during construction                                (1,262)           (3,103)
         Restructuring liability                                40,154            13,435
         Asset write-off                                        10,762             -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                        50,762           (20,631)
                Materials and supplies                          17,317            11,938
                Other current assets/liabilities                19,588             4,916
                Accounts payable                               (29,921)          (62,399)
                Taxes accrued                                    7,146            11,073
                Interest accrued                                 1,549             3,007

         Other, net                                              1,540            (5,355)
                                                               481,005           378,485

    CASH FLOWS FROM INVESTING:
         Construction expenditures                            (170,152)         (225,400)
         Nonutility investment                                  (1,667)             (197)
         Allowance for other than borrowed funds used
            during construction                                  1,262             3,103
                                                              (170,557)         (222,494)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                   25,517            25,849
         Retirement of preferred stock                           -              (162,170)
         Issuance of long-term debt                              -               482,857
         Retirement of long-term debt                          (66,686)         (361,473)
         Short-term debt, net                                 (102,357)            8,732
         Cash dividends on common stock                       (152,448)         (147,197)
                                                              (295,974)         (153,402)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS           14,474             2,589
    Cash and Temporary Cash Investments at January 1             3,867             2,765
    Cash and Temporary Cash Investments at September 30     $   18,341        $    5,354


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)             $124,835          $127,289
             Income taxes                                       97,631            85,573


    See accompanying notes to consolidated financial statements.

                        ALLEGHENY POWER SYSTEM, INC.

                 Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1995 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.


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

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $88.1 million and $246.3 million for the three and nine months ended September 1995, respectively, with no change in operating income or consolidated net income.


4. As reported in the 1995 third quarter 10-Q, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the subsidiaries announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As of September 1996, the subsidiaries reduced their work force by about 750 employees. The reductions were accomplished through an enhanced separation plan, attrition, and layoffs.

           An additional reduction of about 250 employees during the next two or three years will occur primarily through attrition, early retirement packages, and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted and additional charges were recorded in the third quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $25 to $30 million will be recorded as the liabilities are incurred. A summary of restructuring liabilities is provided below:

                                                              Three Months Ended          Nine Months Ended
                                                                September 1996              September 1996
                                                                        (Millions of Dollars)

           Restructuring liability (before tax):
             Balance at beginning of period                           $ 49.0                        $ 14.4
               Accruals/adjustments                                      8.0                          61.4
               Benefit plans curtailment
                 liabilities/adjustments*                                6.0                          (5.2)
               Less payments                                           (13.6)                        (21.2)
             Balance at end of period                                 $ 49.4                        $ 49.4



           *Primarily recorded in other deferred credits.


5. Other paid-in capital increased $24,439,000 in the nine months ended September 30, 1996, representing the excess of amounts received over par value, less related expenses, from the issuance of 862,838 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan.


6. Common stock dividends per share declared during the periods for which income statements are included are as follows:


                                                 1996                      1995
                                          Number       Amount      Number        Amount
                                        of Shares    Per Share    of Shares    Per Share

           First Quarter               120,700,809      $.42     119,292,954      $.41
           Second Quarter              120,989,831      $.42     119,677,751      $.41
           Third Quarter               121,280,080      $.42     120,046,969      $.41


                        ALLEGHENY POWER SYSTEM, INC.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


Review of Utility Operations

EARNINGS

                   Consolidated net income for the third quarter of 1996 was $56.2 million or $.46 per average share, compared with $58.2 million or $.49 per average share for the corresponding 1995 period. For the first nine months of 1996, consolidated net income was $161.4 million or $1.33 per average share, compared with $177.1 million or $1.48 per average share for the corresponding 1995 period.

                   The three month period ended September 1996 includes a restructuring charge of $8.0 million ($4.8 million, net of taxes or $.04 per average share) and the nine month period ended September 1996 includes a restructuring charge and asset write-off of $72.2 million ($43.5 million, net of taxes or $.36 per average share). The three and nine month periods ended September 1995 include a restructuring charge of $13.4 million ($8.1 million, net of taxes or $.07 per average share). Restructuring activities reported in the first six months continued in the third quarter (see Note 4 to the Consolidated Financial Statements).

                   The decrease in earnings for the third quarter, excluding restructuring charges, was primarily due to a decrease in kilowatt-hour (kWh) sales to residential customers because of relatively cool weather this summer compared with the extremely hot weather in the summer of 1995. The increase in year-to-date earnings, excluding restructuring charges and asset write-off, was primarily due to an increase in residential and commercial kWh sales due to increases in both the number of customers and usage.


SALES AND REVENUES

                   Retail kilowatt-hour (kWh) sales to residential and commercial customers in the third quarter decreased 7% and 3%, respectively, and to industrial customers remained about the same. Retail kWh sales in the first nine months to residential, commercial, and industrial customers increased 4%, 3%, and 1%, respectively. Decreased weather-related sales in the third quarter largely due to cooling degree days that were more than 20% below normal and 45% below the corresponding 1995 period more than offset growth in the number of customers which resulted in the decrease in residential and commercial sales. The increase in kWh sales to residential and commercial customers in the first nine months was due to increases in both the number of customers and usage. Heating degree days in the relatively cold January through April 1996 period were 10% above the corresponding 1995 period. The increase in kWh sales to industrial customers in the first nine months of 1996 resulted primarily from increased sales to wood and paper products customers. Revenues from sales to industrial customers decreased in both the third quarter and nine months ended September 1996 due primarily to a decrease in the fuel and energy cost component. The change in revenues from retail customers resulted from the following:

                                                                                Change from Prior Periods
                                                                                Quarter       Nine Months
                                                                                  (Millions of Dollars)

           Increased (decreased) kWh sales                                      $(15.0)                 $ 30.3
           Fuel and energy cost adjustment clauses*                              (17.0)                  (26.9)
           Other                                                                   1.2                     1.2
                                                                                $(30.8)                 $  4.6


           *Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.


                   The increase in wholesale and other revenues for the nine months ended September 1996 reflects increased revenues from wholesale customers due to a rate increase for Potomac Edison customers effective in June 1995, increased weather-related sales, and load additions to the wholesale customers' systems.

                   KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                             1996             1995*         1996            1995*
KWh deliveries (in billions):
  From transmission services                                  4.3              4.0          13.2            10.4
  From sale of subsidiaries'
    generation                                                 .1               .2            .8              .5
                                                              4.4              4.2          14.0            10.9
Revenues (in millions):
  From transmission services                                $12.7            $11.1         $41.0           $33.3
  From sale of subsidiaries'
    generation                                                3.9              4.8          17.5            12.1
                                                            $16.6            $15.9         $58.5           $45.4

                   Increased transmission services and sales of subsidiaries' generation resulted primarily from increased activity from power marketers. About 95% of the benefits from bulk power transactions are passed on to retail customers and have little effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for the third quarter and first nine months of 1996 decreased 8% and increased 1%, respectively. The change in fuel expenses for both periods was due primarily to changes in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and is comprised of the following items:


                                                          Three Months Ended              Nine Months Ended
                                                             September 30                    September 30
                                                          1996               1995*         1996            1995*
                                                                            (Millions of Dollars)
Purchased power:
  From PURPA generation                                 $31.7               $29.7         $ 97.2         $ 98.4
  Other                                                   7.7                 7.3           33.6           33.1
           Total power purchased                         39.4                37.0          130.8          131.5
Power exchanges                                            .1                (2.9)           3.4           (1.5)
                                                        $39.5               $34.1         $134.2         $130.0



*Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Consolidated Financial Statements for further information.

                   The cost of purchased power and exchanges, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. During 1996, West Penn has recovered $12 million of deferred power costs for the Shannopin PURPA project buyout as discussed on page 12.

                   The increase in other operation expense for the three and nine months ended September 1996, excluding restructuring charges discussed in Note 4 to the Consolidated Financial Statements and a $10.8 million write-off of accumulated land-related costs on a previously proposed transmission line, was primarily due to increased charge-offs for uncollectible accounts.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In September 1996, the Company experienced storm damage costs of approximately $1.7 million related to tropical storm "Fran". Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

                   The net changes in federal and state income taxes for the third quarter and first nine month periods resulted primarily from variances in income before income taxes.

                   The combined decrease of $2.5 million in allowance for funds used during construction for the nine months ended September 1996, reflects a decrease in capital expenditures.

                   The decrease in other income, net for the first nine month period was due primarily to a write-off of a deferred return on West Virginia expenditures related to the Clean Air Act Amendments of 1990 and increased interest income in the second quarter of 1995 earned on funds available as a result of the timing of the debt and preferred stock refinancings.

                   Dividends on preferred stock of subsidiaries decreased $5.9 million in the first nine months of 1996 due primarily to the redemption of preferred stock issues refinanced with Quarterly Income Debt Securities (QUIDS) during 1995. The increase in interest on long-term debt associated with the QUIDS was offset by decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities during the second quarter of 1995.


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

                   In July 1996, the Company presented an offer to buy the Hagerstown, Maryland municipal electric distribution system. The offer included a $23 million cash payment, plus other incentives. The offer came as a result of discussions with a municipal Study Committee which had recommended a public referendum on the November 1996 ballot to let voters decide the issue. In late September, following a vote by the City Council not to allow citizens to decide on the sale in a referendum, the Company withdrew its offer to purchase the system.

                   The Virginia State Corporation Commission on October 29, 1996, approved an agreement filed by Potomac Edison and the Staff of the Commission that will lower electric rates for Virginia customers. The decrease in gross revenues will be about $1.2 million on an annual basis. The new rates became effective with service rendered on November 1, 1996.

                   The Company continues to advocate true competition in the electric utility industry. The most active debate on competition in the states we serve is in Pennsylvania, where the Company is working with a group of legislators, regulators, utility representatives, and others to attempt to draft consensus legislation that would bring retail customer choice in a meaningful time frame. Also, in Virginia, the Company told the State Corporation Commission that "the public interest will be best served by moving to implement a more competitive structure for the delivery of retail electric service." The Company is very proactive in its efforts to promote deregulation in the electric utility industry in the states in which it serves. The Company also believes that a Federal framework of legislation to speed customer choice and provide uniform rules for all players is necessary because of differences among the states. Along with Federal legislation, the Company supports deregulation of all generation, regulation of transmission by the Federal Energy Regulatory Commission (FERC), and regulation of distribution companies by the states.


Nonutility Business

                   The PUC and the FERC approved AYP Capital Inc.'s request to become a hybrid Exempt Wholesale Generator. AYP Capital intends to market power from its 50% ownership in Fort Martin Power Station Unit No. 1. Financial closing on the $170 million purchase from Duquesne Light Company was completed on October 31, 1996. AYP Energy, Inc., the AYP Capital subsidiary created to sell the Fort Martin energy, has received an order from FERC to sell, at market price, electricity which comes from its half of the above mentioned generating unit.



                        ALLEGHENY POWER SYSTEM, INC.

                  Part II - Other Information to Form 10-Q
                     for Quarter Ended September 30, 1996


ITEM 5.    OTHER INFORMATION

                   The Potomac Edison Company (PE) received a questionnaire on October 1, 1996 from the U.S. Environmental Protection Agency (EPA) concerning a release or threat of release of hazardous substances, pollutants, or contaminants into the environment at the Butler Tunnel Site located in Luzerne County, Pennsylvania.

                   Following a diligent and reasonable search of its records and discussions with appropriate employees, PE notified the EPA that it has no records or recollection of any business relations with the site or any of the companies identified in the questionnaire.

                   It is not possible to determine at this time what impact, if any, this matter may have on PE.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     (27)     Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1996.



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



November 12, 1996