Form 10-Q
period 1997-03-31
ALLEGHENY POWER SYSTEM INC
filed 1997-05-14
CIK 3673

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1997


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

         At May 14, 1997, 122,111,567 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                              ALLEGHENY POWER SYSTEM, INC.

                       Form 10-Q for Quarter Ended March 31, 1997



                                          Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1997 and 1996                           3


  Consolidated balance sheet - March 31, 1997
    and December 31, 1996                                                4


  Consolidated statement of cash flows -
    Three months ended March 31, 1997 and 1996                           5


  Notes to consolidated financial statements                            6-7


  Management's discussion and analysis of financial
    condition and results of operations                                 8-11



PART II--OTHER INFORMATION                                               12

                                      ALLEGHENY POWER SYSTEM, INC.
                                           Statement of Income


                                                           Three Months Ended
                                                               March 31
                                                        1997               1996
                                                      (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                  $     257,913      $     288,410
      Commercial                                         123,886            129,188
      Industrial                                         182,270            192,134
      Wholesale and other                                 20,235             20,332
      Bulk power transactions, net                        30,676             17,954
                Total Operating Revenues                 614,980            648,018


    OPERATING EXPENSES:
      Operation:
       Fuel                                              140,465            136,347
       Purchased power and exchanges, net                 50,583             49,798
       Deferred power costs, net                          (2,083)            16,430
       Other                                              72,825             72,053
      Maintenance                                         61,480             63,251
      Restructuring charges                               -                  64,865
      Depreciation                                        68,782             65,959
      Taxes other than income taxes                       48,656             48,477
      Federal and state income taxes                      50,178             33,246
              Total Operating Expenses                   490,886            550,426
              Operating Income                           124,094             97,592

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                            1,150                307
      Other income, net                                      896                729
              Total Other Income and Deductions            2,046              1,036
              Income Before Interest Charges and
                Preferred Dividends                      126,140             98,628

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                          43,380             41,629
      Other interest                                       3,833              3,658
      Allowance for borrowed funds used during
       construction                                         (965)              (402)
      Dividends on preferred stock of subsidiaries         2,301              2,325
              Total Interest Charges and
                Preferred Dividends                       48,549             47,210

    CONSOLIDATED NET INCOME                        $      77,591      $      51,418
    COMMON STOCK SHARES OUTSTANDING (average)        121,843,341        120,710,337

    EARNINGS PER AVERAGE SHARE                             $0.64              $0.43



    See accompanying notes to consolidated financial statements.

                                                ALLEGHENY POWER SYSTEM, INC.
                                                Consolidated Balance Sheet


                                                         March 31,           December 31,
                                                            1997                 1996
                                                              (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $205,378,000
           and $202,259,000 under construction         $  8,243,825         $  8,206,213
         Accumulated depreciation                        (2,976,531)          (2,910,022)
                                                          5,267,294            5,296,191
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                  15,077               15,077
         Benefit plans' investments                          65,670               63,197
         Other                                                4,448                4,359
                                                             85,195               82,633
      Current assets:
         Cash and temporary cash investments                 24,804               19,242
         Accounts receivable:
            Electric service, net of $15,526,000 and
               $15,052,000 uncollectible allowance          290,237              280,154
            Other                                            14,692               22,188
         Materials and supplies--at average cost:
            Operating and construction                       83,744               82,057
            Fuel                                             73,289               60,755
         Prepaid taxes                                       68,119               62,110
         Deferred income taxes                               52,129               39,428
         Other                                               14,840               16,324
                                                            621,854              582,258
      Deferred Charges:
         Regulatory assets                                  551,674              565,185
         Unamortized loss on reacquired debt                 52,440               53,403
         Other                                               39,128               38,840
                                                            643,242              657,428

                Total Assets                           $  6,617,585         $  6,618,510

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                  $    152,639         $    152,300
         Other paid-in capital                            1,035,825            1,028,124
         Retained earnings                                1,013,866              988,667
                                                          2,202,330            2,169,091
         Preferred stock                                    170,086              170,086
         Long-term debt and QUIDS                         2,307,107            2,397,149
                                                          4,679,523            4,736,326
      Current Liabilities:
         Short-term debt                                    133,746              156,430
         Long-term debt due within one year                  95,400               26,900
         Accounts payable                                   123,745              147,161
         Taxes accrued:
            Federal and state income                         46,182                7,173
            Other                                            41,909               62,361
         Deferred power costs                                23,937               22,845
         Interest accrued                                    43,441               40,630
         Restructuring liability                             39,296               56,101
         Other                                               69,674               57,436
                                                            617,330              577,037
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                      139,468              141,519
         Deferred income taxes                            1,013,995            1,000,023
         Regulatory liabilities                              92,093               93,216
         Other                                               75,176               70,389
                                                          1,320,732            1,305,147

                Total Capitalization and Liabilities   $  6,617,585         $  6,618,510


      See accompanying notes to consolidated financial statements.

                          ALLEGHENY POWER SYSTEM, INC.
                    Consolidated Statement of Cash Flows



                                                               Three Months Ended
                                                                      March 31
                                                              1997              1996
                                                              (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                           $  77,591        $   51,418
         Depreciation                                         68,782            65,959
         Deferred investment credit and income taxes, net     11,652           (22,330)
         Deferred power costs, net                            (2,083)           16,430
         Allowance for other than borrowed funds used
             during construction                              (1,150)             (307)
         Restructuring liability                                -               61,254
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                      (2,587)            4,262
                Materials and supplies                       (14,221)           (3,042)
                Accounts payable                             (23,416)          (38,728)
                Taxes accrued                                 18,557            39,052
                Interest accrued                               2,811             5,246
         Other, net                                              802             3,789
                                                             136,738           183,003

    CASH FLOWS FROM INVESTING:
         Utility construction expenditures                   (43,319)          (45,676)
         Nonutility investments                                  (81)             (280)
         Allowance for other than borrowed funds used
            during construction                                1,150               307
                                                             (42,250)          (45,649)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                  8,041             8,649
         Retirement of long-term debt                        (21,892)          (32,954)
         Short-term debt, net                                (22,684)          (61,885)
         Cash dividends on common stock                      (52,391)          (50,694)
                                                             (88,926)         (136,884)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS          5,562               470
    Cash and Temporary Cash Investments at January 1          19,242             3,867
    Cash and Temporary Cash Investments at March 31        $  24,804        $    4,337


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)            $42,508           $35,422
             Income taxes                                       -                2,564




    See accompanying notes to consolidated financial statements.

                       ALLEGHENY POWER SYSTEM, INC.

                Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


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


3. Other paid-in capital increased $7,701,000 in the three months ended March 31, 1997, representing the excess of amounts received over par value, less related expenses, from the issuance of 271,240 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan.


4. Common stock dividends per share declared during the periods for which income statements are included are as follows:


                                                                                1997               1996

                 Number of Shares                                           121,840,327        120,700,809
                 Amount per Share                                               $.43               $.42



5. Restructuring charges in the first quarter of 1996 ($39.2 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


6. On April 7, 1997, the Company and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months. On May 2, 1997, the Company filed a registration statement on Form S-4 containing a joint proxy statement/ prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby.

                       ALLEGHENY POWER SYSTEM, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


      COMPARISON OF FIRST QUARTER OF 1997 WITH FIRST QUARTER OF 1996


Review of Operations

EARNINGS

                    Earnings for the first quarter of 1997 and 1996, and the after tax restructuring charges included in the 1996 period are shown below.



                                                   Consolidated Net Income             Cents Per Share
                                                      Three Months Ended             Three Months Ended
                                                           March 31                       March 31
                                                   1997               1996           1997                1996
                                                    (Millions of Dollars)

Consolidated Net
  Income as Reported                              $77.6              $51.4           $.64                $.43

Restructuring Charges                               -                 39.2             -                  .33
Consolidated Net
  Income Adjusted                                 $77.6              $90.6           $.64                $.76


                    Mild weather during the first quarter of 1997 was the primary reason for the decrease in the adjusted consolidated net income before restructuring charges.


SALES AND REVENUES

                    In the first quarter of 1997, retail kilowatt-hour
(kWh) sales to residential, commercial, and industrial customers decreased 9%, 3%, and 2%, respectively. Residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased due to heating degree days that were more than 15% below the corresponding 1996 period and 9% below normal. Commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales decreased for a variety of reasons, primarily in the iron and steel and chemical customers groups.

                    The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                                                         Decrease from Prior Period
                                                                             (Millions of Dollars)

           Decreased kWh sales                                                      $(23.4)
           Fuel and energy cost adjustment clauses*                                  (21.5)
           Other                                                                       (.8)
                 Decrease in retail revenues                                        $(45.7)


  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.
           However, beginning May 1, 1997, one of the Company's subsidiaries, West Penn Power Company (West Penn), will roll its fuel and energy cost adjustment clause (energy cost rate or ECR) into base rates and will discontinue deferred fuel accounting. West Penn will then assume the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales. However, West Penn will also retain the benefits of decreases in such costs and increases in such sales. West Penn fuel revenues are approximately 50% of total System fuel and energy cost revenues.


                    Revenues from bulk power transactions consist of the following items:


                                                                                  Three Months Ended
                                                                                      March 31
                                                                                1997              1996
                                                                                (Millions of Dollars)
           Revenues:
             Utility operations:
               From transmission services                                      $12.9              $14.6
               From sale of subsidiaries' generation                             5.8                3.4
             Nonutility operations                                              12.0                 -
                 Total                                                         $30.7              $18.0


                    Revenues from nonutility operations were the result of sales by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, Inc., which began operations in late 1996. About 95% of the aggregate benefits from utility bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on consolidated net income. However, beginning May 1, 1997, due to the elimination of West Penn's ECR, West Penn will retain the aggregate benefits from bulk power transactions. See page 11 for more information.


OPERATING EXPENSES

                    Fuel expenses increased 3% due to an increase in kWh generated. Fuel expenses for the regulated subsidiaries are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income. See page 11 for information regarding the May 1, 1997 change in the ECR in Pennsylvania.

                    "Purchased Power and Exchanges, Net" represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and consists of the following items:

                                                                                Three Months Ended
                                                                                     March 31
                                                                                1997               1996
                                                                               (Millions of Dollars)
           Purchased power:
            Utility operations:
               From PURPA generation                                           $34.7              $32.2
               Other                                                             8.5               14.1
                  Total purchased power                                         43.2               46.3
               Power exchanges, net                                              4.1                3.5
             Nonutility operations                                               3.3                 -
                  Purchased power and exchanges, net                           $50.6              $49.8


                    Nonutility purchases were the result of replacement power requirements and transaction opportunities. Other purchased power decreased because of decreased sales to retail customers. The cost of utility purchased power and exchanges, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the subsidiaries' regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. See page 11 for information regarding the May 1, 1997 change in the ECR in Pennsylvania.

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

                    Restructuring charges in the first quarter of 1996 include expenses associated with the reorganization, which is essentially complete.

                    The depreciation expense increase resulted from additions to electric plant, the largest portion of which was depreciation related to AYP Energy's ownership in the Fort Martin power station.
Future depreciation expense increases for utility operations are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                    The increase in federal and state income taxes resulted primarily from an increase in income before taxes.

                    Interest on long-term debt increased $1.8 million due to the October 1996 issuance of $160 million of five-year notes by AYP Energy. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated rates.

Financial Condition and Requirements

                    The Company's discussion on Financial Condition and Requirements, Competition in Core Business, and Nonutility Business in the Allegheny Power companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

                    In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, to the restructuring of the electric utility industry and the Pennsylvania restructuring legislation, merger activities, and legal actions.

                    The Company continues to advocate true competition in the electric utility industry. Speaking on behalf of the Partnership for Customer Choice (PCC), a group of utilities established in 1996 to push for the enactment of federal legislation to bring real choice to electric consumers by a date certain, the Company's President and CEO continues to deliver a strong, clear message to lawmakers and others that federal legislation is needed to advance fair and equal competition in the electric utility industry that would eliminate a patchwork of state-by-state customer choice plans.

                    In preparation for retail competition in Pennsylvania, West Penn filed a petition on February 28, 1997 with the Pennsylvania Public Utility Commission (PUC) asking for permission to roll energy costs and state tax adjustments into base rates, effective May 1, 1997. On April 24, 1997, the PUC approved West Penn's request to roll the above items into base rates but denied the request to defer the difference between the level of energy costs rolled into base rates and an anticipated future level of such costs. West Penn's petition was necessitated by the passage of the Electric Generation Customer Choice and Competition Act, which capped electric rates in Pennsylvania as of January 1, 1997, and marks a major ratemaking change for the Company. Effective May 1, 1997, West Penn's cost of fuel and costs for energy purchased from other companies will no longer be protected by deferred fuel accounting, so fuel purchases and purchased power operations will begin to affect West Penn's earnings. The move will not only simplify West Penn's rate structure, but will provide additional incentive to keep the costs of fuel and associated expenses down, moving West Penn one step closer to full retail choice.

                    At the end of February, all electric utilities in Pennsylvania, including West Penn, filed proposals to establish retail access pilot programs, which will allow customers in part of Pennsylvania to purchase electric generation from their existing utility or an alternative supplier. The existing utility, however, will continue to provide these customers with transmission and distribution, as well as related services. Before the end of 1997, about 5% of all electric consumers in Pennsylvania will have the opportunity to choose their electric supplier.

                    West Penn's pilot is slated to begin late this year and will continue until January 1, 1999, when one-third of electric consumers in Pennsylvania will be allowed to choose their electricity providers. Another one-third of customers will be allowed to choose on January 1, 2000, and the final one-third will have the opportunity to choose on January 1, 2001. Required under the Electric Generation Customer Choice and Competition Act, the pilot must be approved by the Pennsylvania Public Utility Commission before its implementation.

                       ALLEGHENY POWER SYSTEM, INC.

                 Part II - Other Information to Form 10-Q
                     for Quarter Ended March 31, 1997


ITEM 5.    OTHER INFORMATION

                  On April 7, 1997, the Company and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities.

                  The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months. On May 2, 1997, the Company filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)  Financial Data Schedule

           (b) On April 9, 1997, the Company filed a Form 8-K concerning the proposed merger with DQE, Inc.




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




May 14, 1997