Form 10-Q
period 1997-06-30
ALLEGHENY POWER SYSTEM INC
filed 1997-08-13
CIK 3673

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1997


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

         At August 13, 1997, 122,436,317 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                              ALLEGHENY POWER SYSTEM, INC.

                        Form 10-Q for Quarter Ended June 30, 1997



                                          Index


                                                                    Page
                                                                     No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1997 and 1996                 3


  Consolidated balance sheet - June 30, 1997
    and December 31, 1996                                             4


  Consolidated statement of cash flows -
    Six months ended June 30, 1997 and 1996                           5


  Notes to consolidated financial statements                         6-9


  Management's discussion and analysis of financial
    condition and results of operations                             10-15



PART II--OTHER INFORMATION                                          16-18

                          ALLEGHENY POWER SYSTEM, INC.
                              Statement of Income


                                                       Three Months Ended                   Six Months Ended
                                                            June 30                              June 30
                                                        1997            1996              1997              1996
                                                                       (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                  $    196,201         205,254      $    454,114      $    493,664
      Commercial                                        114,250         115,813           238,136           245,001
      Industrial                                        185,847         188,193           368,117           380,327
      Wholesale and other                                16,842          17,785            37,077            38,117
      Bulk power transactions, net                       29,610          23,900            60,286            41,854
                   Total Operating Revenues             542,750         550,945         1,157,730         1,198,963


    OPERATING EXPENSES:
      Operation:
          Fuel                                          133,277         126,401           273,742           262,748
          Purchased power and exchanges, net             43,766          44,875            94,349            94,673
          Deferred power costs, net                      (4,870)          5,788            (6,953)           22,218
          Other                                          71,863          68,813           144,688           142,738
      Maintenance                                        59,807          57,268           121,287           119,337
      Restructuring charges and asset write-off          -               -                 -                 64,181
      Depreciation                                       68,754          66,584           137,536           132,543
      Taxes other than income taxes                      47,192          46,299            95,848            94,770
      Federal and state income taxes                     27,488          34,026            77,666            67,272
                 Total Operating Expenses               447,277         450,054           938,163         1,000,480
                 Operating Income                        95,473         100,891           219,567           198,483

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
          used during construction                        1,126             351             2,276               658
      Other income (expense), net                         3,684            (242)            4,580               487
                 Total Other Income and Deductions        4,810             109             6,856             1,145
                 Income Before Interest Charges and
                   Preferred Dividends                  100,283         101,000           226,423           199,628

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                         43,554          41,134            86,934            82,763
      Other interest                                      3,786           4,528             7,619             8,186
      Allowance for borrowed funds used during
          construction                                   (1,065)           (753)           (2,030)           (1,155)
      Dividends on preferred stock of subsidiaries        2,325           2,305             4,626             4,630
                 Total Interest Charges and
                   Preferred Dividends                   48,600          47,214            97,149            94,424

    CONSOLIDATED NET INCOME                        $     51,683    $     53,786      $    129,274      $    105,204

    COMMON STOCK SHARES OUTSTANDING (average)       122,114,920     120,999,400       121,979,881       120,854,868

    EARNINGS PER AVERAGE SHARE                     $      $0.42    $      $0.44             $1.06             $0.87



    See accompanying notes to consolidated financial statements.

                                   ALLEGHENY POWER SYSTEM, INC.
                                    Consolidated Balance Sheet



                                                           June 30,         December 31,
                                                             1997              1996
                                                             (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $199,963,000
           and $202,259,000 under construction           $ 8,305,062       $ 8,206,213
         Accumulated depreciation                         (3,047,881)       (2,910,022)
                                                           5,257,181         5,296,191
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                   15,077            15,077
         Benefit plan's investments                           65,752            63,197
         Other                                                 4,573             4,359
                                                              85,402            82,633
      Current assets:
         Cash and temporary cash investments                  21,062            19,242
         Accounts receivable:
            Electric service, net of $14,402,000 and
               $15,052,000 uncollectible allowance           265,088           280,154
            Other                                             15,033            22,188
         Materials and supplies--at average cost:
            Operating and construction                        84,587            82,057
            Fuel                                              78,135            60,755
         Prepaid taxes                                        56,891            62,110
         Deferred income taxes                                12,880            39,428
         Other                                                37,133            16,324
                                                             570,809           582,258
      Deferred Charges:
         Regulatory assets                                   549,977           565,185
         Unamortized loss on reacquired debt                  51,476            53,403
         Other                                                48,988            38,840
                                                             650,441           657,428

                Total Assets                             $ 6,563,833       $ 6,618,510

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                    $   153,021       $   152,300
         Other paid-in capital                             1,043,513         1,028,124
         Retained earnings                                 1,013,041           988,667
                                                           2,209,575         2,169,091
         Preferred stock                                     170,086           170,086
         Long-term debt and QUIDS                          2,205,455         2,397,149
                                                           4,585,116         4,736,326
      Current Liabilities:
         Short-term debt                                     161,570           156,430
         Long-term debt due within one year                  197,400            26,900
         Accounts payable                                    102,212           147,161
         Taxes accrued:
            Federal and state income                           1,206             7,173
            Other                                             45,484            62,361
         Interest accrued                                     40,616            40,630
         Restructuring liability                              31,780            56,101
         Other                                                80,926            80,281
                                                             661,194           577,037
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                       137,417           141,519
         Deferred income taxes                               994,852         1,000,023
         Regulatory liabilities                              108,741            93,216
         Other                                                76,513            70,389
                                                           1,317,523         1,305,147

                Total Capitalization and Liabilities     $ 6,563,833       $ 6,618,510



      See accompanying notes to consolidated financial statements.

                         ALLEGHENY POWER SYSTEM, INC.
                    Consolidated Statement of Cash Flows



                                                                  Six Months Ended
                                                                       June 30
                                                              1997              1996
                                                              (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                          $  129,274        $  105,204
         Depreciation                                        137,536           132,543
         Deferred investment credit and income taxes, net     27,711           (17,901)
         Deferred power costs, net                            (6,953)           22,218
         Allowance for other than borrowed funds used
             during construction                              (2,276)             (658)
         Restructuring liability                             (24,321)           45,724
         Asset write-off                                       -                10,762
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                      22,221            38,950
                Materials and supplies                       (19,910)           18,810
                Accounts payable                             (44,949)          (41,750)
                Taxes accrued                                (22,844)          (10,994)
                Interest accrued                                 (14)            2,076
                Other current liabilities/assets               3,466            10,553
                Other deferred charges/credits                14,976            11,204
         Other, net                                           (4,238)            8,859
                                                             209,679           335,600


    CASH FLOWS FROM INVESTING:
         Utility construction expenditures (less allowance
            for equity funds used during construction)      (100,065)         (105,893)
         Nonutility investment                                (2,253)           (1,482)
                                                            (102,318)         (107,375)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                 16,110            17,168
         Retirement of long-term debt                        (21,892)          (48,146)
         Short-term debt, net                                  5,140           (92,905)
         Cash dividends on common stock                     (104,899)         (101,510)
                                                            (105,541)         (225,393)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS          1,820             2,832
    Cash and Temporary Cash Investments at January 1          19,242             3,867
    Cash and Temporary Cash Investments at June 30        $   21,062        $    6,699


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)            $89,401           $82,543
             Income taxes                                     59,960            74,555



    See accompanying notes to consolidated financial statements.

                       ALLEGHENY POWER SYSTEM, INC.

                Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.


2. The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions. Allegheny Generating Company is jointly (100%) owned by the Company's operating subsidiaries and thus is among the subsidiaries fully consolidated into the financial statements of the System.


3. The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


4. On April 7, 1997, the Company and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including DQE, Inc.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained by May 1, 1998. On May 2, 1997, the Company filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing the Company and DQE, Inc. to pursue shareholder approval for the proposed merger that would create Allegheny Energy. The Company and DQE, Inc. each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the necessary number of shareholders of both companies. At the Company's meeting, the necessary number of shareholders also approved the change in the Company's name to Allegheny Energy, Inc.


5. In preparation for retail competition in Pennsylvania, West Penn Power Company (West Penn) filed a petition on February 28, 1997 with the Pennsylvania Public Utility Commission (PUC) asking for permission to set to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective May 1, 1997. On April 24, 1997, the PUC approved West Penn's request but denied an additional request to defer the difference between the level of energy costs rolled into base rates and an anticipated future level of such costs. West Penn's petition was necessitated by the passage of the Electric Generation Customer Choice and Competition Act (Customer Choice Act), which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in West Penn's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customer bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, such changes in costs and revenues will affect West Penn's earnings.


6. On August 1, 1997, the Company's Pennsylvania subsidiary, West Penn, filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into its generation, transmission and distribution components, a plan for eventual termination of the existing Power Supply Agreement
           (PSA) under which the Company's existing three utility subsidiaries share capacity, energy, capacity reserves and transmission resources, (and replacement with a more efficient structure) and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

           Recovery of stranded costs is the key issue. West Penn has determined its stranded costs exposure to be about $2 billion, composed of $1.1 billion for generation plant investment in excess of estimated market prices, $730 million of existing and potential non-utility generator (NUG) contracts in excess of market prices, and $270 million of regulatory assets and transition costs. In accordance with West Penn's interpretation of the legislation, the $2 billion estimate is based on a forecast of future revenue requirements, market prices and assumptions about future costs to be incurred. To avoid the problems associated with estimating future market prices, West Penn included as part of its restructuring plan a proposal to reset the CTC on a year-to-year basis based on actual market prices of electricity sales in its area.

           The PUC is required to issue an order on the filing by May, 1998. This order will include a determination of West Penn's rates for transmission and distribution services beginning January 1, 1999, generation rates for customers to take generation service during the transition period (potentially 1999 through 2005 if they so choose), and the CTC West Penn will be allowed to charge, through the transition period, to those customers who choose another generation supplier. While West Penn cannot predict the outcome of the restructuring proceedings and the transition process, it believes that, as the lowest cost utility in the state, recovery of stranded costs should be allowed to maintain its financial viability, as provided by the Customer Choice Act.

           Nevertheless, depending upon the outcome of the proceeding and future events affecting actual stranded costs, West Penn's future earnings could be adversely affected. Such adverse effects could be avoided through further action of the PUC as allowed by the Customer Choice Act, or by mitigation of future costs.


7. In July, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act establishes such a process, West Penn has determined that it will be required to discontinue use of SFAS 71 for the generation portion of its business on or before May, 1998, the date by which the PUC must issue its order on West Penn's comprehensive restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.

           The Customer Choice Act establishes a definitive process for transition to deregulation and market-based pricing for electric generation in Pennsylvania, which includes continuing cost of service based ratemaking for transmission and distribution services, subject to a rate cap. The Act provides for a non-bypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period.

           Because of these circumstances, West Penn believes that discontinuance of the application of SFAS 71 to the generation portion of its business will not have a material adverse effect on its financial condition, and that it will not be required to write off any material assets, subject to recovery through a CTC.


8. Other paid-in capital increased $15,389,000 in the six months ended June 30, 1997, representing the excess of amounts received over par value, less related expenses, from the issuance of 576,309 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and Employee Stock Ownership and Savings Plan.

9. Common stock dividends per share declared during the periods for which income statements are included are as follows:


                                                 1997                                  1996
                                            1st                 2nd                 1st                 2nd
                                         Quarter             Quarter              Quarter            Quarter

           Number of Shares            121,840,327         122,111,567         120,700,809        120,989,831
           Amount per Share                 $.43                $.43                $.42                $.42



10. Restructuring charges and an asset write-off in the first six months of 1996 ($38.7 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


11. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/ liabilities, net of $425 million at June 30, 1997, are primarily related to investments in electric facilities and will be recovered over a period of from 20 to 40 years. The remaining recovery period for items other than income taxes, is from three to seven years.

                       ALLEGHENY POWER SYSTEM, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


Review of Operations

EARNINGS

                   Earnings for the second quarter and first six months of 1997 and 1996, and the after tax restructuring charges and asset write-off included in the 1996 periods are shown below.


                                                            Consolidated Net Income
                                                   Three Months Ended                  Six Months Ended
                                                        June 30                             June 30
                                                    1997             1996              1997             1996
                                                                 (Millions of Dollars)

Consolidated Net
  Income as Reported                               $51.7            $53.8             $129.3           $105.2

Restructuring Charges and
  Asset Write-Off                                    -                -                  -               38.7
Consolidated Net
  Income Adjusted                                  $51.7            $53.8             $129.3           $143.9


                                                                  Cents Per Share
                                                   Three Months Ended                  Six Months Ended
                                                        June 30                             June 30
                                                    1997             1996              1997             1996

Cents per Share
  as Reported                                       $.42             $.44             $1.06            $ .87

Restructuring Charges and
  Asset Write-Off                                     -                -                -                .32
Cents per Share
  Adjusted                                          $.42             $.44             $1.06            $1.19



                   The decrease in second quarter consolidated net income, was due primarily to a 3% decrease in kilowatt-hour (kWh) sales to residential customers largely due to second quarter 1997 cooling degree days (air conditioning weather) which were 27% below normal and 44% less than the corresponding 1996 period.

                   The decrease in year-to-date adjusted consolidated net income, before restructuring charges and asset write-off, was primarily due to a decrease in kWh sales. Residential kWh sales decreased 7% due to mild first quarter winter weather (heating degree days 9% below normal and 15% below the first quarter of 1996) and the cooler than normal second quarter weather. Commercial and industrial kWh sales were also down slightly for the period.

                   Also contributing to the earnings decreases in the quarter and year-to-date June 1997 were anticipated start-up losses of a new unregulated subsidiary, AYP Energy, Inc. (AYP Energy), which commenced operations in late 1996. AYP Energy, a subsidiary of the Company's nonutility subsidiary, AYP Capital, Inc. in October 1996 purchased a 50% interest (276 MW's) in Unit No. 1 of the Fort Martin power station, and began then incurring depreciation, operating and other expenses. As anticipated, revenues to date have been less than the expenses resulting in losses for AYP Energy of $2.7 million in the second quarter of 1997 and $5.2 million in the six months ended June 1997.


SALES AND REVENUES

                   Retail kWh sales to residential customers decreased 3%, and to commercial and industrial customers increased .2% and 1%, respectively, in the second quarter, for a net decrease of .4%, and in the first six months decreased 7%, 1%, and .4%, respectively, for a net decrease of 3%. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased in the second quarter and in the first six months due to the mild weather.
In the first six months, commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales increased for the second quarter due primarily to increased sales to lumber products and chemical customers groups. Despite increased sales in the second quarter, industrial kWh sales were down slightly in the first six months of 1997 for a variety of reasons, primarily in the iron and steel customer groups.

                   The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                                         Decrease from Prior Periods
                                                                         Quarter                 Six Months
                                                                             (Millions of Dollars)

Fuel and energy cost adjustment clauses*                                 $(11.4)                   $(32.9)
Net decreased kWh sales                                                    (1.4)                    (24.8)
Other                                                                       (.2)                      (.9)
           Decrease in retail revenues                                   $(13.0)                   $(58.6)



  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income. Changes in the costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, have had little effect on net income because such changes have been passed on to customers by adjustment of customer bills through fuel and energy cost adjustment clauses. However, effective May 1, 1997, one of the Company's subsidiaries, West Penn Power Company (West Penn) as a result of legislation in Pennsylvania to begin deregulation of electric generation, rolled its fuel and energy costs into base rates and set to zero its fuel and energy cost adjustment clause. Thereafter, West Penn assumes the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales and retains the benefits of decreases in such costs and increases in such sales. West Penn fuel and energy cost revenues are approximately 50% of total System fuel and energy cost revenues.


                   The decrease in wholesale and other revenues was due primarily to The Potomac Edison Company's (Potomac Edison) decreased sales to a wholesale customer. In the second quarter, the largest customer of that particular wholesale customer suspended production and shut down its paper recycling plant. All of the Company's wholesale customers have signed contracts to remain as customers for periods ranging from one year to four and one-half years.

                   Revenues from bulk power transactions consist of the following items:


                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1997               1996         1997            1996
                                                                      (Millions of Dollars)
Revenues:
  Utility operations:
    From transmission services                          $ 8.8              $13.7        $21.6           $28.3
    From sale of subsidiaries'
      generation                                          9.4               10.2         15.2            13.6
  Nonutility operations                                  11.4                 -          23.5              -
                Total                                   $29.6              $23.9        $60.3           $41.9



                   Revenues from nonutility operations were the result of sales by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, Inc., which began operations in late 1996. Revenues from utility operations transmission services decreased primarily due to reduced demand, primarily because of mild weather both for the quarter and year to date. The aggregate benefits from utility bulk power transactions are passed on to retail customers through fuel and energy adjustment clauses (described above) and have had little effect on consolidated net income. On May 1, 1997, due to the elimination of West Penn's fuel and energy adjustment clause (referred to by West Penn as ECR for Energy Cost
Rate), changes in these revenues for West Penn, which are approximately 50% of System revenues, will have a direct effect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for the second quarter and first six months of 1997 increased 5% and 4%, respectively. The increases in fuel expenses in both periods resulted from increases in kWh's generated due primarily to the operation of 50% of Unit No. 1 of the Fort Martin Power Station which was purchased by the Company's nonutility subsidiary (AYP Energy, Inc.) in late 1996. Fuel expenses for the regulated subsidiaries, except for West Penn beginning May 1, 1997, are primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and consists of the following items:


                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1997               1996         1997            1996
                                                                      (Millions of Dollars)
Purchased power:
  Utility operations:
    From PURPA generation*                              $35.2              $33.4       $69.8            $65.6
    Other                                                 7.7               11.7        16.2             25.8
             Total purchased power                       42.9               45.1        86.0             91.4
    Power exchanges, net                                 (1.3)               (.2)        2.8              3.3
  Nonutility operations                                   2.2                -           5.5              -
    Purchased power and
      exchanges, net                                    $43.8              $44.9       $94.3            $94.7

* PURPA cost per kWh                                    $.057              $.056       $.057            $.055



                   Nonutility operations purchases were the result of power replacement requirements and transaction opportunities by AYP Energy, which began operations in late 1996. Other purchased power decreased because of decreased need due to decreased sales to retail customers. The cost of utility purchased power and exchanges, including power from PURPA generation, except for West Penn, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the other subsidiaries' regulatory commissions, and is primarily subject to deferred power cost accounting procedures with the result that changes in such costs have little effect on consolidated net income.

                   The increases in other operation expense for the three and six months ended June 1997, were due primarily to expenses associated with AYP Energy, which began operations in late 1996.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses increased $2.5 million and $2.0 million for the second quarter and first six months of 1997, respectively, due primarily to additional routine maintenance expenses associated with AYP Energy's ownership in the Fort Martin power station, which it acquired from another utility in late 1996.

                   Restructuring charges and an asset write-off in the first six months of 1996 include expenses associated with the reorganization, which is essentially complete.

                   The increases in depreciation expense for the second quarter and first six months of 1997 resulted from additions to electric plant, the largest portion of which was depreciation related to AYP Energy's ownership in the Fort Martin power station. Future depreciation expense increases for utility operations are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                   Taxes other than income taxes increased $.9 million and $1.1 million in the second quarter and first six months, respectively, due to increased West Virginia Business and Occupation taxes (B & O) resulting from AYP Energy's purchase of an ownership interest in the Fort Martin power station, and increased property taxes. The B & O tax is based on generating capacity. These increases were offset in part by decreases in gross receipts taxes resulting from lower revenues from retail customers and lower FICA taxes due to the Company's recent restructuring.

                   The net decrease in federal and state income taxes in the second quarter resulted primarily from a decrease in income before taxes. The net increase in the six month period resulted primarily from an increase in income before taxes, which was primarily related to restructuring charges recorded in 1996.

                   The increases in allowance for other than borrowed funds used during construction (AOFDC) of $.8 million and $1.6 million for the three and six month periods ended June 1997 resulted primarily from application of the Federal Energy Regulatory Commission AOFDC formula under which in 1997 a larger percentage of construction was financed by more expensive equity funds rather than less expensive short-term debt funds.

                   The increase in other income, net, of $3.9 million in the second quarter was primarily due to the deferral of merger related expenditures. The increase of $4.1 million for the six months ended June 1997 was due primarily to the sale of land and timber by West Virginia Power and Transmission Company, a subsidiary of West Penn.

                   Interest on long-term debt increased $2.4 million in the second quarter and $4.2 million for the first six months due to the October 1996 issuance of $160 million of five-year notes by AYP Energy related to its purchase of an ownership interest in the Fort Martin power station. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated rates.


Financial Condition and Requirements

                   The Company's discussion on Financial Condition and Requirements, Competition in Core Business, and Nonutility Business in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

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

                   The Company expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes.
The risks to which the Company is exposed include underlying price volatility, credit risk, and variations in cash flows, among others. The Company has implemented risk management policies and procedures consistent with industry practices and Company goals.

                   At the end of February, all electric utilities in Pennsylvania, including West Penn, were required to and have filed proposals to establish retail access pilot programs, which will allow customers in Pennsylvania to purchase electric generation from their existing utility or an alternative supplier. The existing utility, however, will continue to provide these customers with transmission and distribution, as well as related services. Near the end of 1997 or early in 1998, by order of the PUC, all electric utilities in Pennsylvania must offer a sufficient number of customers the ability to choose another energy supplier so that electric consumers representing 5% of load in each rate class in Pennsylvania do choose another supplier. On July 23, 1997, the Company formed a new unregulated subsidiary, Allegheny Energy Solutions, Inc. (Allegheny Solutions), to provide a platform from which unregulated marketing business will be developed. Allegheny Solutions will begin by marketing unregulated energy to selected customers in Pennsylvania who are among the 5% of all utilities customers permitted to choose their supplier under the pilot, including the 5% of West Penn's customers who are permitted to choose.

                   West Penn's pilot is slated to begin late this year or early next year and will continue until January 1, 1999, when one-third of electric consumers in Pennsylvania will be allowed to choose their electricity providers. Another one-third of customers will be allowed to choose on January 1, 2000, and the final one-third will have the opportunity to choose on January 1, 2001. Required under the Electric Generation Customer Choice and Competition Act, the pilot must be approved by the Pennsylvania Public Utility Commission before its implementation.

                       ALLEGHENY POWER SYSTEM, INC.

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1997


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           (a)    Date and kind of meeting:

                  At the annual meeting of stockholders held on May 8, 1997, votes were taken for the election of directors to serve until the next annual meeting of stockholders and for the approval of the appointment of Price Waterhouse LLP as independent accountants. The total number of votes cast was 96,452,742 with the following results:


                                                                                          Broker
Nominees for Director                    Votes For            Votes Withheld             Non-Votes

Eleanor Baum                             95,210,823               1,241,919                  None
William L. Bennett                       95,211,724               1,241,018                    "
Wendell F. Holland                       95,164,346               1,288,396                    "
Phillip E. Lint                          95,140,849               1,311,893                    "
Frank A. Metz, Jr.                       95,225,227               1,227,515                    "
Alan J. Noia                             95,226,877               1,225,865                    "
Steven H. Rice                           95,232,111               1,220,631                    "
Gunnar E. Sarsten                        95,252,652               1,200,090                    "
Peter L. Shea                            95,263,986               1,188,756                    "



                                                                                                    Broker
                                         Votes For        Votes Against        Abstentions       Non-Votes

Approval of Independent
  Accountants                            91,715,470             528,161          4,209,111          None

Proposal to refrain
  from providing
  pension/retirement
  benefits to Board
  of Directors                           14,366,074          62,203,647          6,056,240       13,826,781

Proposal for the Board
  to have 90% of its
  Directors independent                   8,892,133          66,150,801          7,780,801       13,629,007



                  The stockholders did not approve the stockholder proposal that in the future the Board refrain from providing pensions or other retirement benefits to independent Directors. The stockholders also did not approve the stockholder proposal for the Board to have 90% of its Directors independent.

ITEM 5.     OTHER INFORMATION

                  In late June, the S-4 registration statement filed by the Company became effective, allowing the Company and DQE, Inc., parent company of Duquesne Light Company, to pursue shareholder approval for the proposed merger and a change of the company name to Allegheny Energy, Inc. (Allegheny Energy). The Company and DQE, Inc. held shareholder meetings on August 7, 1997, at which the combination of the two companies and the name change were approved by a vote of shareholders.

                  On August 1, 1997, the Company and DQE, Inc. filed applications for several major approvals related to the proposed merger of the two companies. In filings with the Federal Energy Regulatory Commission (FERC), Pennsylvania Public Utility Commission (PA PUC), and Maryland Public Service Commission (MD PSC), the Company and DQE, Inc. outlined their restructuring and merger plans as discussed below.

                  The FERC filing includes commitments concerning rate freezes, rate reductions, and electrical system access options that will spread the positive effects of the merger to many stakeholders. The filing includes the offering of a single transmission rate which is less than the stand-alone rate for the two companies, offers partial rate freezes to wholesale customers which have contracts expiring after 1998, and includes a commitment to join or form an independent system operator
(ISO).

                  The Company's Pennsylvania subsidiary, West Penn, and DQE, Inc. filed individual restructuring plans with the PA PUC and, as part of a joint restructuring plan, have also filed their merger application. The filings address unbundled rates for generation, transmission, and distribution services; stranded costs; merger synergy benefits; and other issues as required by Pennsylvania's Electricity Generation Customer Choice and Competition Act. Among other benefits, West Penn's restructuring filing unbundles its rates and tariffs separate from those of DQE's utility subsidiary, Duquesne Light. DQE's restructuring filing includes a redesign of rates and provides for other benefits. The merger filing offers additional detail on the expected synergy benefits of the merger and an allocation of the benefits to customers and shareholders of the two companies.

                  The Company filed with the MD PSC requesting approval for the issuance of stock to exchange for DQE stock upon merger approval. The Company is a Maryland Corporation. The filing also discussed the benefits of the merger to Maryland including lower rates for customers and improved operating efficiencies over time.

                  On July 23, 1997, a new unregulated subsidiary, Allegheny Energy Solutions, Inc. was formed to provide a platform from which unregulated marketing businesses will be developed.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits:
           (3)  (ii)  By-laws of the Company, as amended, dated June 5,
                      1997.

           (27)  Financial Data Schedule

   (b) On July 29, 1997, the Company filed a Form 8-K concerning the press release/second quarter earnings of the Company.





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


August 13, 1997