Form 10-Q
period 1997-09-30
ALLEGHENY ENERGY INC
filed 1997-11-13
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1997


Commission File Number 1-267





                     ALLEGHENY ENERGY, INC.
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

   At November 13, 1997, 122,436,317 shares of the Common Stock
($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

         Form 10-Q for Quarter Ended September 30, 1997



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1997 and 1996   3


  Consolidated balance sheet - September 30, 1997
    and December 31, 1996                                     4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1997 and 1996             5


  Notes to consolidated financial statements                 6-12


  Management's discussion and analysis of financial
    condition and results of operations                     13-19



PART II--OTHER INFORMATION                                  20-21

                                                ALLEGHENY ENERGY, INC.
                                          Consolidated Statement of Income




                                                       Three Months Ended                Nine Months Ended
                                                          September 30                      September 30
                                                        1997            1996              1997             1996
                                                                       (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                  $    208,938    $    211,160      $    663,052     $    704,824










      Commercial                                        128,259         125,416           366,395          370,417
      Industrial                                        186,996         182,874           555,113          563,201
      Wholesale and other                                18,223          17,900            55,300           56,017
      Bulk power transactions, net                       52,709          16,640           112,995           58,494
                Total Operating Revenues                595,125         553,990         1,752,855        1,752,953


    OPERATING EXPENSES:
      Operation:
       Fuel                                             143,901         126,109           417,643          388,857
       Purchased power and exchanges, net                52,950          39,525           147,299          134,198
       Deferred power costs, net                            587          (2,223)           (6,366)          19,995
       Other                                             78,872          76,793           223,560          219,531
      Maintenance                                        51,679          59,193           172,966          178,530
      Restructuring charges and asset write-off          -                7,981            -                72,162
      Depreciation                                       69,224          66,231           206,760          198,774
      Taxes other than income taxes                      45,867          46,115           141,715          140,885
      Federal and state income taxes                     41,410          34,348           119,076          101,620
              Total Operating Expenses                  484,490         454,072         1,422,653        1,454,552
              Operating Income                          110,635          99,918           330,202          298,401

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                           1,033             604             3,309            1,262
      Other income, net                                  11,125           1,688            15,705            2,175
              Total Other Income and Deductions          12,158           2,292            19,014            3,437
              Income Before Interest Charges and
                Preferred Dividends                     122,793         102,210           349,216          301,838

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                         43,428          40,928           130,362          123,691
      Other interest                                      3,233           3,743            10,852           11,929
      Allowance for borrowed funds used during
       construction                                      (1,010)         (1,025)           (3,040)          (2,180)
      Dividends on preferred stock of subsidiaries        2,334           2,337             6,960            6,967
              Total Interest Charges and
                Preferred Dividends                      47,985          45,983           145,134          140,407

    CONSOLIDATED NET INCOME                        $     74,808    $     56,227      $    204,082     $    161,431



    COMMON STOCK SHARES OUTSTANDING (average)       122,430,327     121,283,162       122,131,679      120,998,676

    EARNINGS PER AVERAGE SHARE                            $0.61           $0.46             $1.67            $1.33




    See accompanying notes to consolidated financial statements.

                                      ALLEGHENY ENERGY, INC.
                                   Consolidated Balance Sheet


                                                       September 30,       December 31,
                                                          1997                 1996
                                                           (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $198,547,000
           and $202,259,000 under construction        $ 8,349,440         $  8,206,213
         Accumulated depreciation                      (3,114,171)          (2,910,022)
                                                        5,235,269            5,296,191
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                15,077               15,077
         Benefit plan's investments                        65,752               63,197
         Nonutility investments                             6,403                2,791
         Other                                              1,554                1,568
                                                           88,786               82,633
      Current assets:
         Cash and temporary cash investments               42,219               19,242
         Accounts receivable:
            Electric service, net of $12,455,000 and
               $15,052,000 uncollectible allowance        252,299              280,154
            Other                                           9,896               22,188
         Materials and supplies--at average cost:
            Operating and construction                     83,284               82,057
            Fuel                                           71,040               60,755
         Prepaid taxes                                     57,885               62,110
         Deferred income taxes                              6,486               39,428
         Other                                             28,652               16,324
                                                          551,761              582,258
      Deferred Charges:
         Regulatory assets                                547,773              565,185
         Unamortized loss on reacquired debt               50,513               53,403
         Other                                             62,000               38,840
                                                          660,286              657,428

                Total Assets                          $ 6,536,102         $  6,618,510

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                 $   153,045         $    152,300
         Other paid-in capital                          1,044,085            1,028,124
         Retained earnings                              1,035,202              988,667
                                                        2,232,332            2,169,091
         Preferred stock                                  170,086              170,086
         Long-term debt and QUIDS                       2,205,804            2,397,149
                                                        4,608,222            4,736,326
      Current Liabilities:
         Short-term debt                                  111,040              156,430
         Long-term debt due within one year               182,400               26,900
         Accounts payable                                 122,160              147,161
         Taxes accrued:
            Federal and state income                        2,028                7,173
            Other                                          53,141               62,361
         Interest accrued                                  43,092               40,630
         Restructuring liability                            8,622               56,101
         Other                                             74,185               80,281

                                                          596 668              577 037



      Deferred Credits and Other Liabilities:
         Unamortized investment credit                    135,367              141,519
         Deferred income taxes                          1,010,623            1,000,023
         Regulatory liabilities                           107,565               93,216
         Other                                             77,657               70,389
                                                        1,331,212            1,305,147

                Total Capitalization and Liabilities  $ 6,536,102         $  6,618,510



      See accompanying notes to consolidated financial statements.

                            ALLEGHENY ENERGY, INC.
                     Consolidated Statement of Cash Flows



                                                                    Nine Months Ended
                                                                      September 30
                                                                1997              1996
                                                                (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                            $  204,082        $  161,431
         Depreciation                                          206,760           198,774
         Deferred investment credit and income taxes, net       46,698           (16,830)
         Deferred power costs, net                              (6,366)           19,995
         Allowance for other than borrowed funds used
             during construction                                (3,309)           (1,262)
         Restructuring liability                               (47,479)           40,154
         Asset write-off                                         -                10,762
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                        40,147            50,762
                Materials and supplies                         (11,512)           17,317
                Accounts payable                               (25,001)          (29,921)
                Taxes accrued                                  (14,365)            7,146
                Interest accrued                                 2,462             1,549
                Other current assets/liabilities                 6,260            19,588
         Other, net                                             12,562             1,540
                                                               410,939           481,005

    CASH FLOWS FROM INVESTING:
         Utility construction expenditures (less allowance
            for equity funds used during construction)        (161,226)         (168,890)
         Nonutility investment                                  (3,613)           (1,667)
                                                              (164,839)         (170,557)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                   16,706            25,517
         Retirement of long-term debt                          (36,892)          (66,686)
         Short-term debt, net                                  (45,390)         (102,357)
         Cash dividends on common stock                       (157,547)         (152,448)
                                                              (223,123)         (295,974)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS           22,977            14,474
    Cash and Temporary Cash Investments at January 1            19,242             3,867
    Cash and Temporary Cash Investments at September 30     $   42,219        $   18,341


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)             $135,324          $124,835
             Income taxes                                       87,071            97,631





    See accompanying notes to consolidated financial statements.



                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes, contain all adjustments
   (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


2. The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions. Allegheny
   Generating Company is jointly (100%) owned by the Company's operating subsidiaries and thus is among the subsidiaries fully consolidated into the financial statements of Allegheny
   Energy, Inc.


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


4. On April 7, 1997, the Company and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh,
   Pennsylvania, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including
   Duquesne Light Company.

   The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania
   Public Utility Commission (PUC), the Securities and Exchange
   Commission (SEC), the Federal Energy Regulatory Commission
   (FERC), the Nuclear Regulatory Commission (NRC), and the
   Department of Justice/Federal Trade Commission under the
   Hart, Scott, Rudino legislation. Additionally, the Company has requested the Maryland Public Service Commission (PSC) to indicate its approval of the issuance of additional Company stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 1, 1998. On May 2, 1997, the Company filed a registration statement with the




   SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing the Company and DQE to pursue shareholder approval for the proposed merger that would create Allegheny Energy.
   The Company and DQE each held a separate shareholder meeting on August 7, 1997, at which the combination of the two companies was decisively approved by the shareholders of both companies. At the Company's meeting, the shareholders also decisively approved the change in the Company's name to Allegheny Energy, Inc.

   On August 1, 1997, the Company and DQE jointly filed requests for merger approval with the PUC and FERC, DQE filed the necessary approval requests with the NRC, and the Company filed its request with the PSC for approval to issue the Company stock. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings.
   Absent such hearings, the Company expects a FERC order on or before the end of May 1998. The PSC instituted a proceeding against The Potomac Edison Company, the Company's Maryland public utility subsidiary, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

   On September 16, 1997, the Company officially changed its name to Allegheny Energy, Inc. by filing the appropriate papers in Maryland. The Company began trading on the New
   York Stock Exchange under its new symbol, AYE, on October 1,
   1997.

   On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of Pennsylvania against the Company, West Penn, DQE, and Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between the Company and DQE be stopped, and a request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, the Company, West Penn, DQE, and Duquesne Light Company filed motions to dismiss the complaint. While the Company cannot predict the outcome of this action, it believes the suit is without merit.

5. In December 1996, Pennsylvania enacted the Electric
   Generation Customer Choice and Competition Act (Customer
   Choice Act) to restructure the electric industry in Pennsylvania in order to create retail access to a competitive electric energy market. Major provisions of the legislation are:

        - Customer choice for electric energy supply to be phased in beginning with one-third of customers on January 1, 1999, two-thirds the next year, and all customers beginning January 1, 2001.

        - Transmission and distribution rates remain regulated and are capped until July 1, 2001. Generation rates are capped until the customer receives market-based energy service.




        - Pennsylvania utilities will be permitted to recover the amount of stranded costs approved by the PUC.


   On August 1, 1997, in combination with the Company's merger approval filing, the Company's Pennsylvania subsidiary, West
   Penn Power Company (West Penn), filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into their generation, transmission and distribution components, a plan for eventual replacement of the existing Power Supply
   Agreement (PSA) under which the Company's existing three utility subsidiaries share capacity, energy, capacity reserves and transmission resources with a more efficient structure, and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

   Recovery of stranded costs is a key issue. West Penn listed its stranded costs exposure as about $2 billion (a January 1, 1999 present value amount), composed of $1.1 billion for generation plant investment in excess of estimated market prices, $760 million of existing and potential nonutility generation (NUG) contracts in excess of market prices, and $170 million of regulatory assets and transition costs. In accordance with West Penn's interpretation of the legislation, the $2 billion estimate is based on a forecast of future revenue requirements, market prices, and assumptions about future costs to be incurred. To avoid the problems associated with estimating future market prices, West Penn included as part of its restructuring plan a proposal to reset the CTC on a year-to-year basis based on actual market prices of electricity sales in its area.

   Because of the restrictions imposed by the capped rates, West
   Penn's stranded cost recovery could be restricted to about
   $1.2 billion (in January 1, 1999 present value dollars), absent further action by the PUC as allowed by the Customer
   Choice Act. Based on the estimates and projections supporting the stranded cost exposure of about $2 billion, the remaining $800 million would be reflected as lower cash flow to West Penn after the year 2005 than would have occurred with continued regulated rates.

   The PUC has established a schedule of proceedings for the restructuring plan concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998. This order will include a determination of West
   Penn's rates for transmission and distribution services beginning January 1, 1999, generation rates for customers who take regulated generation service during the transition period (potentially 1999 through 2005 if customers so choose), and the CTC West Penn will be allowed to charge through the transition period. While West Penn cannot predict the outcome of the restructuring proceedings and the transition process, it believes that, as the lowest cost utility in the state, recovery of stranded costs should be allowed to maintain its financial viability as provided by the Customer Choice Act.

   Nevertheless, depending upon the outcome of the proceedings and future events affecting stranded costs and mitigation, West Penn's future earnings could be adversely affected.
   Such adverse effects could be avoided through future action of the PUC as allowed by the Customer Choice Act, or by mitigation of future costs.




6. Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania are required to establish and administer retail access pilot programs, under which customers representing 5% of the load of each rate class must choose a generation supplier other than their local franchise utility.
   The pilot programs will begin on November 1, 1997 and will continue until January 1, 1999. To accomplish the 5% pilot requirement, West Penn solicited customers to sign up for the program and then, through a lottery, selected about 33,000 participants from those who responded.

   As ordered by the PUC, participants will receive an energy credit to their bills from their local utility (for example, 3.45 cents per kWh for residential customers in West Penn's case), and will reach agreement with an alternate supplier as to their price for energy. The savings to West Penn's customers will be the difference between the alternate supplier's price and West Penn's credit. In order to assure participation in the pilot program, the credit established by the PUC is artificially high (greater than West Penn's energy costs) with the result that West Penn has estimated it could suffer a loss of up to about $30 million for the 14-month pilot period. West Penn will attempt to mitigate the loss by competing for sales to pilot participants of other utilities as an alternate supplier. Because of the potential loss, West Penn petitioned the PUC to reconsider the amount of the credit and to modify its pilot program order to include more specific language to make clearer its intent to permit deferral of such net losses for recovery through distribution rates at the end of the rate cap period. Although the Commission has not ruled on this petition, the Commission has approved the Company's pilot compliance filing and thus has indicated its intent to treat the losses, offset by sales of energy freed up by customers choosing another supplier, as a regulatory asset subject to review and potential rate recovery. It should be noted that the credit only applies to the pilot program through December 31, 1998. Beginning
   January 1, 1999, customers will no longer receive a credit.
   Rather, as they move to competition, they will pay the generation billing they negotiate with the energy supplier they choose as well as the transmission and distribution charges and the CTC charge from their franchise utility.

   Under the PUC's pilot program procedures, all companies who wish to compete as alternate electricity suppliers are required to be approved by the PUC as licensed suppliers through a filing and registration process. West Penn filed for and obtained PUC approval under the brand name of Allegheny Power as an alternate supplier to the pilot participating customers of all electric utilities in the state other than its own. Under the pilot rules, West Penn is not permitted to sell energy to its own 33,000 customers who chose to participate in the pilot. Accordingly, West
   Penn has created a sales force and is incurring advertising and other expenditures in order to compete for electricity sales in Pennsylvania to the 5% of Pennsylvania customers of other utilities who have the right to choose their supplier under the pilot program.

   Separately and independent of West Penn's sales efforts, the Company has formed Allegheny Energy Solutions, Inc., a new unregulated company that is also licensed with the PUC as an alternate supplier in Pennsylvania's pilot program.
   Allegheny Energy Solutions, Inc. has its own independent sales staff and its own advertising program, and is a competitor of West Penn. Because it is an independent, unregulated company, Allegheny Energy




   Solutions, Inc. is permitted to sell to all Pennsylvania customers participating in the pilot, including West Penn's
   33,000 customers.


7. In July 1997, the Emerging Issues Task Force (EITF) of the
   Financial Accounting Standards Board (FASB) released Issue
   Number 97-4, Deregulation of the Pricing of Electricity -
   Issues Related to the Application of FASB Statement Numbers
   71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting Standards
   (SFAS) 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act establishes such a process, West Penn has determined that it will be required to discontinue use of SFAS 71 for the generation portion of its business on or before the end of May 1998, the date by which the PUC must issue its order on West Penn's comprehensive restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.

   The Customer Choice Act establishes a definitive process for transition to deregulation and market-based pricing for electric generation in Pennsylvania, which includes continuing cost-of-service based ratemaking for transmission and distribution services, subject to a rate cap. The Act provides for a non-bypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period.

   Because of these circumstances, West Penn believes that discontinuance of the application of SFAS 71 to the generation portion of its business will not have a material adverse effect on its financial condition and that it will not be required to write-off any material assets.


8. In preparation for retail competition in Pennsylvania, West
   Penn filed a petition on February 28, 1997 with the PUC asking for permission to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective May 1, 1997.
   On April 24, 1997, the PUC approved West Penn's request.
   West Penn's petition was necessitated by the passage of the Customer Choice Act, which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in West Penn's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customer bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, such changes in costs and revenues will affect West Penn's earnings.





9. On August 26, 1997, West Penn announced that it had agreed to buy-out and settle a disputed obligation with the developers of a proposed power plant to be built in Milesburg, Pennsylvania, reducing costs to customers over the proposed
   30-year life of the project by an estimated $500 million.
   The disputed obligation under the Public Utility Regulatory
   Policies Act (PURPA) would have required West Penn to buy 43 megawatts of capacity and energy over a 30-year period at prices well above market price estimates. Under the terms of the agreement, West Penn agreed to a one-time buy-out payment of $15 million, plus approximately $.3 million of interest, subject to approval by the PUC to allow the payment to be offset against a residual balance of deferred fuel liabilities. In addition, West Penn would take possession of the proposed plant site. The PUC approved the transaction in its opinion and order entered October 24, 1997. As a result, West Penn will remove the $185 million, present value, estimated excess cost of capacity and energy of the Milesburg plant from its PURPA-related stranded cost request.


10.The Company's subsidiaries have spent considerable time and effort over the past several years on the issue of the year
   2000 software compliance, and the effort is continuing.
   Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the subsidiaries to process information in the year 2000 and beyond without significant problems. Expenditures for the software modifications and upgrades are not expected to have a material impact on the Company's results of operations or financial position.


11.Other paid-in capital increased $15,961,000 in the nine months ended September 30, 1997, representing the excess of amounts received over par value, less related expenses, from the issuance of 595,990 shares of common stock pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan,
   Employee Stock Ownership and Savings Plan, and Performance
   Share Plan.


12.Common stock dividends per share declared during the periods for which income statements are included are as follows:

                             1997                    1996
                      Number     Amount      Number      Amount
                    of Shares  Per Share    of Shares  Per Share

   First Quarter   121,840,327    $.43     120,700,809    $.42
   Second Quarter  122,111,567    $.43     120,989,831    $.42
   Third Quarter   122,436,317    $.43     121,280,080    $.42


13.Restructuring charges and an asset write-off in the first nine months of 1996 ($43.5 million, net of tax) include expenses associated with a reorganization, which is essentially complete.


14.For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $426 million at September 30, 1997, are primarily related to investments in electric facilities. The portion related to transmission and distribution facilities will be recovered over periods of from 20 to 40 years under the expected continuing regulated transmission and distribution business. The portion related to generation business in Pennsylvania has been included in West Penn's stranded cost for CTC recovery. Similar treatment is expected in the other states when they require the generation business to be deregulated, which is expected.
   The remaining recovery period for items other than income taxes, is from three to seven years in businesses that remain subject to regulation.





                     ALLEGHENY ENERGY, INC.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
  WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


Review of Operations

EARNINGS

        Earnings for the third quarter and first nine months of 1997 and 1996, and the after-tax restructuring charges and asset write-off included in the 1996 periods are shown below.

                                     Consolidated Net Income
                           Three Months Ended    Nine Months Ended
                              September 30         September 30
                            1997      1996       1997         1996
                                   (Millions of Dollars)

Consolidated Net
  Income as Reported       $74.8     $56.2      $204.1       $161.4

Restructuring Charges and
  Asset Write-Off            -         4.8         -           43.5

Consolidated Net
  Income Adjusted          $74.8     $61.0      $204.1       $204.9


                                         Cents Per Share
                           Three Months Ended     Nine Months Ended
                              September 30          September 30
                            1997        1996     1997          1996

Cents per Share
  as Reported               $.61        $.46    $1.67         $1.33

Restructuring Charges and
  Asset Write-Off             -          .04      -             .36

Cents per Share
  Adjusted                  $.61        $.50    $1.67         $1.69


        The increase in third quarter consolidated net income, before restructuring charges, was primarily due to a $12.1 million interest refund on a tax-related contract settlement and a reduction of expenses achieved through restructuring efforts and other cost controls. Total retail kilowatt-hour (kWh) sales were up for the quarter.




        The decrease in year-to-date consolidated net income, before restructuring charges and asset write-off, was primarily due to decreased kWh sales to residential customers and anticipated start-up losses of $8.2 million of an unregulated subsidiary, AYP Energy, Inc. (AYP Energy), which commenced operations in late 1996. Residential kWh sales decreased 5% due to the mild first quarter winter weather (heating degree days 9% below normal and 15% below the first quarter of 1996) and the mild summer weather. Commercial kWh sales were about the same as the previous period. Industrial kWh sales increased 1%.


SALES AND REVENUES

        Retail kWh sales in the third quarter to residential customers decreased 1%, and to commercial and industrial customers increased 3% and 4%, respectively, for a net increase of 2%. In the first nine months, kWh sales to residential customers decreased 5%, to commercial customers remained about the same, and to industrial customers increased 1%, for a net decrease of 1%. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased due to the mild weather. The increase in third quarter kWh sales to commercial customers was due primarily to growth in the number of customers. Industrial kWh sales increased for the third quarter due primarily to increased sales to the iron and steel and chemical customer groups. The year-to-date increase in kWh sales to industrial customers was due primarily to increased sales to the lumber products, glass, and concrete customer groups. The 1% decrease in year-to-date industrial revenues was due to a decrease in the fuel and energy cost component of industrial sales.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                        Change from Prior Periods
                                        Quarter     Nine Months
                                          (Millions of Dollars)

Fuel and energy cost adjustment clauses*  $ .7        $(32.2)
Increased (decreased) kWh sales            3.4         (22.6)
Other                                       .6            .9
   Change in retail revenues              $4.7        $(53.9)


   * Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.
     Changes in the costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, have had little effect on consolidated net income because such changes have been passed on to customers by adjustment of customer bills through fuel and energy cost adjustment clauses. However, effective May 1, 1997, one of the Company's subsidiaries, West Penn Power Company (West Penn), as a result of legislation in Pennsylvania to begin deregulation of electric generation, rolled its fuel and energy costs into base rates and set to zero its fuel and energy cost adjustment clause.
     Thereafter, West Penn assumes the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales and retains the benefits of decreases in such costs and increases in such sales. West Penn fuel and energy cost revenues are approximately 50% of total
     Allegheny Energy fuel and energy cost revenues.




        The year-to-date decrease in wholesale and other revenues was due primarily to The Potomac Edison Company's (Potomac
Edison) decreased sales to a wholesale customer. In the second quarter of 1997, the largest customer of that particular wholesale customer suspended production and shut down its paper recycling plant. All of the Company's wholesale customers have signed contracts to remain as customers for periods ranging from about one year to four years.

        Revenues from bulk power transactions consist of the following items:

                                Three Months Ended   Nine Months Ended
                                   September 30        September 30
                                1997          1996   1997         1996
                                          (Millions of Dollars)
Revenues:
  Utility operations:
    From transmission services $10.0         $12.7  $ 31.6       $41.0
    From sale of subsidiaries'
     generation                 15.1           3.9    30.3        17.5
  Nonutility operations         27.6           -      51.1          -
      Total                    $52.7         $16.6  $113.0       $58.5


        Revenues from nonutility operations were the result of sales by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, Inc., which began operations in late
1996. Revenues from utility operations transmission services decreased primarily due to reduced demand, primarily because of mild weather. The increases in sales of subsidiaries' generation resulted primarily from increased sales to brokers and power marketers. The aggregate benefits from utility bulk power transactions are primarily passed on to retail customers through fuel and energy adjustment clauses (described above) and have had little effect on consolidated net income. Beginning on May 1, 1997, due to the elimination of West Penn's fuel and energy adjustment clause (referred to by West Penn as ECR for Energy
Cost Rate), changes in these revenues for West Penn, which are approximately 50% of total Allegheny Energy fuel and energy cost revenues, have a direct effect on consolidated net income. The effect on consolidated net income from sales of subsidiaries' generation is offset by the cost of producing the sales, primarily fuel, and the profit margins in this competitive business are thin.

        Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania are required to establish and administer retail access pilot programs. In order to assure participation in the pilot program, a credit established by the PUC to West Penn's customers participating in the pilot is artificially high, with the result that West Penn has estimated it could suffer a loss of up to about $30 million for the 14-month pilot period which ends December 31, 1998. In order to mitigate this loss, West Penn took action to become a licensed energy supplier to the pilot customers of the other electric utilities in Pennsylvania. Sales prices are low and margins are thin. West Penn believes it is unlikely that it will completely offset its pilot losses with new revenues. Based upon the PUC's approval of West Penn's pilot compliance filing, West Penn plans to defer its net pilot revenue losses for later potential recovery. The Company's new unregulated subsidiary, Allegheny
Energy Solutions, Inc., also became licensed as an energy supplier in Pennsylvania. It will retain its profits on energy sales.





See Notes 5 and 6 to the Consolidated Financial Statements for additional information on the Customer Choice Act.

        Beginning January 1, 1999, one-third of West Penn's retail customers will have the ability to choose another energy supplier, but will not be required to do so. The next year another third, and beginning January 1, 2001, all of its customers will have retail access to alternative generation.
West Penn will continue to provide transmission and distribution service, energy to those who choose West Penn as their supplier, and will bill a Competitive Transition Charge, which the PUC has yet to approve, to those customers who choose another supplier.
West Penn and Allegheny Energy Solutions, Inc. are both planning to compete as energy suppliers in Pennsylvania. See Note 5 to the Consolidated Financial Statements for additional information concerning Pennsylvania deregulation of electric generation.


OPERATING EXPENSES

        Fuel expenses for the third quarter and first nine months of 1997 increased 14% and 7%, respectively. The increases in fuel expenses in both periods resulted from increases in kWh's generated due primarily to the operation of 50% of Unit No. 1 of the Fort Martin Power Station which was purchased by the Company's nonutility subsidiary (AYP Energy, Inc.) in late 1996 and increased bulk power sales from subsidiaries' generation to brokers and power marketers. Fuel expenses for the regulated subsidiaries, except for West Penn beginning May 1, 1997, are primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses, other than fuel expenses of West Penn, have little effect on consolidated net income. West
Penn's fuel expenses were 46% of consolidated fuel expenses in both the quarter and nine months ended September 30, 1997.

        "Purchased power and exchanges, net" represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory
Policies Act of 1978 (PURPA), and consists of the following items:

                              Three Months Ended    Nine Months Ended
                                 September 30         September 30
                              1997          1996    1997         1996
                                       (Millions of Dollars)
Purchased power:
  Utility operations:
    From PURPA generation*   $30.4         $31.7   $100.2       $ 97.2
    Other                      8.2           7.7     24.4         33.6
     Total purchased power    38.6          39.4    124.6        130.8
    Power exchanges, net      (2.7)           .1       .1          3.4
  Nonutility operations       17.1           -       22.6           -
    Purchased power and
      exchanges, net         $53.0         $39.5   $147.3       $134.2

* PURPA cost per kWh         $.053         $.055    $.056        $.055





        Nonutility operations purchases were the result of power replacement requirements and transaction opportunities by AYP
Energy, which began operations in late 1996. Other purchased power for the nine months ended September 1997 decreased because of decreased demand due to decreased sales to retail customers.
The cost of utility purchased power and exchanges, including power from PURPA generation, except for West Penn, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the other subsidiaries' regulatory commissions, and is primarily subject to deferred power cost accounting procedures with the result that changes in such costs, except those incurred by West Penn, have little effect on consolidated net income. West Penn's purchased power expenses were 51% and 60% of consolidated purchased power expenses in the quarter and nine months ended September 30, 1997.

        The increases in other operation expense for the three and nine months ended September 1997, were due primarily to expenses associated with AYP Energy, which began operations in late 1996. A contributing factor to the cost increases in the third quarter of 1997 was $1.3 million of advertising expenditures by Allegheny Energy Solutions, Inc. Both West Penn and Allegheny Energy Solutions, Inc. have applied for and obtained licenses as energy suppliers to Pennsylvania customers participating in Pennsylvania's retail access pilot program.
Both companies expect to incur increased advertising and other sales expenditures in order to enhance sales and to build brand name recognition. See Notes 5 and 6 to the consolidated financial statements for additional information regarding
Pennsylvania deregulation of electric generation and the Pennsylvania retail access pilot program.

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system.
Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses decreased $7.5 million and $5.6 million for the third quarter and first nine months of 1997, respectively, due primarily to reduced expenses achieved through restructuring efforts and other cost controls. AYP Energy's maintenance expenses were $1.4 million and $2.5 million in the third quarter and nine months ended
September 30, 1997, respectively.

          Restructuring charges in the third quarter and first nine-month periods of 1996, and an asset write-off in the first nine months of 1996 include expenses associated with a reorganization, which is essentially complete.

        The increases in depreciation expense for the third quarter and first nine months of 1997 resulted from additions to electric plant, the largest portion of which was depreciation related to AYP Energy's ownership in the Fort Martin Power
Station. Future depreciation expense increases for utility operations are expected to be less than historical increases because of reduced levels of planned capital expenditures.




        Taxes other than income taxes increased $.8 million in the first nine months due to increased West Virginia Business and Occupation Taxes (B&O) resulting from AYP Energy's purchase of an ownership interest in the Fort Martin Power Station, and increased property taxes. The B&O tax is based on generating capacity. These increases were offset in part by decreases in gross receipts taxes resulting from lower revenues from retail customers and lower FICA taxes due to the Company's recent restructuring.

        The net increases in federal and state income taxes for the third quarter and first nine-month periods, respectively, resulted primarily from increases in income before taxes. The nine-month period increase in income before taxes was primarily related to restructuring charges recorded in 1996.

        The increases in allowance for other than borrowed funds used during construction (AOFDC) of $.4 million and $2.0 million for the three and nine-month periods ended September 1997 resulted primarily from application of the Federal Energy
Regulatory Commission AOFDC formula under which in 1997 a larger percentage of construction was financed by more expensive equity funds rather than less expensive short-term debt funds.

        The increases in other income, net, of $9.4 million and $13.5 million for the three and nine-month periods ended
September 30, 1997, were due to an interest refund on a tax-related contract settlement, and in the first nine-month period also due to the sale of land and timber by West Virginia Power and Transmission Company, a subsidiary of West Penn.

        Interest on long-term debt increased $2.5 million in the third quarter and $6.7 million for the first nine months due to the October 1996 issuance of $160 million of five-year notes by AYP Energy related to its purchase of an ownership interest in the Fort Martin Power Station. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition and
Requirements, Competition in Core Business, and Nonutility
Business in the Allegheny Power System companies' combined Annual
Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, legal actions, restructuring of the electric utility industry, and, as described in Notes 4, 5, and 6 to the Consolidated Financial Statements, the Pennsylvania restructuring legislation and merger activities.

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




        The Company is working actively within its states to advance customer choice. However, the Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding
Company Act of 1935 (PUHCA) and the Public Utility Regulatory
Policies Act of 1978 (PURPA).

        In addition to Pennsylvania which has enacted legislation to bring competition to the electric utility industry, the Company serves customers in four other states which are actively exploring the move toward competition and deregulation.

        This fall, in Maryland, a task force will examine issues involved in retail electric competition and will include its findings in a report to the General Assembly in mid-December.
The task force is looking at how the electric utility industry in Maryland can be restructured to reduce energy costs and better meet the needs of consumers. The Company holds a seat on the advisory group which is assisting the task force in its deliberations. Also, the Maryland Public Service Commission
(PSC) recently held hearings on the restructuring issue. In addition, the PSC has issued a report recommending that all electric consumers in the state have the opportunity to choose their electric supplier, with service beginning April 2, 2001.

        The West Virginia Public Service Commission also created a task force to study electric utility restructuring and competition. On October 15, the group issued a final report addressing various issues of competition and customer choice.
The task force, which includes the Company as a member, will continue to further discuss issues relevant to electric utility competition.

        In early November, the staff of the State Corporation
Commission of Virginia is expected to file recommendations on competition and electric utility restructuring. Five working groups, which included representatives from the Company, have been working with the staff to develop recommendations. In addition, the Virginia General Assembly has established a Joint
Subcommittee to examine electric utility restructuring.

        A House and Senate legislative committee in Ohio is developing a report on electric utility restructuring and competition. The Public Utilities Commission of Ohio continues roundtable discussion on universal service and stranded costs.






                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1997


ITEM 1. LEGAL PROCEEDINGS

        On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of Pennsylvania against the Company, West
Penn, DQE, Inc. and Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between the Company and DQE, Inc. be stopped, and a request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, the Company, West Penn, DQE, Inc., and Duquesne Light Company filed motions to dismiss the complaint. While the Company cannot predict the outcome of this action, it believes the suit is without merit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   (a)  Date and kind of meeting:

        Shown below is the voting breakdown for the special shareholders meeting held on August 7, 1997.

                                         Votes     Abstain/
       Proposal            Votes For    Against    Withhold    Unvoted

Issuance of shares of
  common stock pursuant
  to merger agreement      80,516,581  3,099,537  1,048,398   37,752,120

Amend charter to change
  Company's name           93,151,085  2,120,423  1,030,198   26,114,930


        The shareholders did approve the proposals for the issuance of shares of common stock pursuant to a merger agreement and to amend the charter to change the Company's name to Allegheny Energy, Inc.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        (27)  Financial Data Schedule

   (b) On August 25, 1997, the Company filed a Form 8-K concerning the special meeting of shareholders of the Company which was held on August 7, 1997.





                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLEGHENY ENERGY, INC.



                                        /s/      K. M. JONES
                                        K. M. Jones, Vice President
                                         (Chief Accounting Officer)



November 13, 1997


