Form 10-K/A
period 1997-12-31
ALLEGHENY ENERGY INC
filed 1998-04-17
CIK 3673

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-K/A

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

                                                      Name of each exchange
Registrant                 Title of each class        on which registered

Allegheny Energy, Inc.     Common Stock,              New York Stock Exchange
                           $1.25 par value            Chicago Stock Exchange
                                                      Pacific Stock Exchange
                                                      Amsterdam Stock Exchange
Monongahela Power
 Company                   Cumulative Preferred
                             Stock,
                             $100 par value;
                             4.40%                    American Stock Exchange
                             4.50%, Series C          American Stock Exchange

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
                                  March 5, 1998               March 5, 1998


Allegheny Energy, Inc.            $3,764,916,748                122,436,317
                                                             ($1.25 par value)


Monongahela Power Company         None. (a)                       5,891,000
                                                             ($50 par value)

The Potomac Edison Company        None. (a)                      22,385,000
                                                              (no par value)

West Penn Power Company           None. (a)                      24,361,586
                                                              (no par value)

Allegheny Generating
  Company                         None. (b)                           1,000
                                                           ($1.00 par value)



(a) All such common stock is held by Allegheny Energy, Inc., the parent company.

(b) All such common stock is held by its parents, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company.

This is our first amendment to the 1997 10/K. An error was made in Item 11 in the Summary Compensation Tables in the Performance Incentive Column for 1997 for the five named executive officers. Corrected Item 11, including the corrected table, follows:


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


                  Summary Compensation Tables (a)
   AE(b), Monongahela(c), Potomac Edison, West Penn(c) and AGC(c)
                        Annual Compensation

                                                                                    All
Name                                                                                Other
and                                                                  Long-Term      Compen-
Principal                                         Annual             Performance    sation
Position(d)                Year      Salary($)    Incentive($)(e)    Plan($)(f)     ($)(g)

Alan J. Noia,              1997      460,000      253,000              250,657      124,495
Chief Executive Officer    1996      360,000      253,750              131,071       92,769
                           1995      305,000      120,000                            48,983

Peter J. Skrgic,           1997      265,000      155,400              150,394       91,409
Senior Vice President      1996      245,000      176,300               96,119       24,830
                           1995      238,000       73,800                            37,830

Jay S. Pifer,              1997      240,000       95,200              150,394       67,810
Senior Vice President      1996      230,000      112,000               87,381       30,949
                           1995      220,000       72,600                            34,098

Michael P. Morrell         1997      240,000       95,200                 (h)        26,068
Senior Vice President      1996      183,336       72,500                 (h)          (h)
                           1995

Richard J. Gagliardi       1997      190,000       75,600               100,263      25,340
Vice President             1996      175,000      100,800                52,429      17,898
                           1995      160,000       48,400                            18,769

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

      A Senior Officer Separation Plan has been approved for senior officers offered a position in the combined company resulting from AE's merger with DQE (Merger), that warrants a reduction in compensation, as the Merger does not qualify as a Change in Control. The Plan is available only to those who have signed Change in Control
Contracts and will be offered only upon consummation of the merger. The Plan offers benefits substantially similar to the Change in Control Contracts, except that the cash payment is computed on the basis of 1997 base salary and short-term incentive and long-term incentive target amounts. The Chief Executive Officer will determine the date of departure, which will be within a twelve-month period following closure of the merger. In addition, if a senior officer is eligible to retire, the officer will be credited with three additional years of service and will receive a payment of $400 per month until age 62 or for 12 months, whichever is greater.
Benefits will not be reduced for early retirement.

      An Other Executive Separation Plan has been approved for certain management personnel offered a position with Allegheny after the Merger that warrants a reduction in compensation. The Plan is available only to Business Unit Heads and certain other management employees of Allegheny who do not have Change in Control contracts and will be offered only upon consummation of the Merger. The Plan provides benefits in the event the employee is offered a position that warrants a reduction in compensation. The employee's departure date will be determined by the Chief Executive Officer, but will be within a twelve-month period following closure of the Merger. The Plan provides generally one year's base salary, plus management out-placement services and 12-month continuance of medical and dental coverage. In addition, if an employee is eligible to retire, the employee will be credited with three additional years of service and will receive a payment of $400 per month until age 62 or for 12 months, whichever is greater. Benefits will not be reduced for early retirement.


                 Compensation of Directors

      In 1997, AE directors who were not officers or employees of System companies received for all services to System companies (a) $16,000 in retainer fees, (b)
$800 for each committee meeting attended, except
Executive Committee meetings, for which fees are

$200, (c) $250 for each Board meeting of each company attended, and (d) 200 shares of AE common stock pursuant to the Restricted Stock Plan for Outside Directors. Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum. In addition to the fees mentioned above, the Chairperson of each of the Audit, Finance, Management Review and Director Affairs,
New Business, and Strategic Affairs Committees receives a further fee of $4,000 per year. For the first five months of 1997, Klaus Bergman received a fixed fee of $8,333 per month for services as Chairman of the Board of AE. Mr. Bergman also received a one-time payment of $250,000 at the time he retired as Chairman.

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

                              ALLEGHENY ENERGY, INC.


                              By:
                                  _________________*________________
                                  (Alan J. Noia) Chairman, President,
                                   Chief Executive Officer and Director
Date:  April 17, 1998

        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                      TITLE

(i)   Principal Executive Officer:
                                       Chairman, President, Chief
   ______________*__________________   Executive Officer and Director
             (Alan J. Noia)


(ii)  Principal Financial Officer:

   _________________________________   Senior Vice President,
           (Michael P. Morrell)        Finance


(iii) Principal Accounting Officer:

    ________________________________   Vice President and
           (Kenneth M. Jones)          Controller

(iv) Directors:

     *Eleanor Baum, Director        *Frank A. Metz, Jr., Director
     *William L. Bennett, Director *Alan J. Noia, Director *Wendell F. Holland, Director *Steven H. Rice, Director
     *Phillip E. Lint, Director     *Gunnar E. Sarsten, Director

*Thomas K. Henderson, by signing his name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to powers of attorney duly executed by such persons previously filed (and also attached hereto) with the Securities and Exchange Commission.

*By: ______________________________
         (Thomas K. Henderson)

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

                              MONONGAHELA POWER COMPANY


                              By:  ____________*_____________
                                     (Jay S. Pifer) President
                                      and Director
Date:  April 17, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                SIGNATURE                     TITLE
(i)   Principal Executive Officer:
                                    Chairman of the Board,
      ____________*_____________    Chief Executive Officer,
             (Alan J. Noia)         and Director

(ii)  Principal Financial Officer:


     ___________________________    Vice President,
         (Michael P. Morrell)       Finance

(iii) Principal Accounting Officer:

     ___________________________    Controller
           (Thomas J. Kloc)

(iv)  Directors:
      *Eleanor Baum, Director        *Alan J. Noia, Director
      *William L. Bennett, Director *Jay S. Pifer, Director *Wendell F. Holland, Director *Steven H. Rice, Director
      *Phillip E. Lint, Director     *Gunnar E. Sarsten, Director
      *Frank A. Metz, Jr., Director *Peter J. Skrgic, Director *Michael P. Morrell, Director

*Thomas K. Henderson, by signing his name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to powers of attorney duly executed by such persons previously filed (and also attached hereto) with the Securities and Exchange Commission.

*By:  ____________________________
          (Thomas K. Henderson)

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

                              THE POTOMAC EDISON COMPANY

                              By:  ___________*_____________
                                    (Jay S. Pifer) President
                                   and Director
Date:  April 17, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


                SIGNATURE                      TITLE

(i)   Principal Executive Officer:

                                             Chairman of the Board,
      ____________*____________              Chief Executive Officer,
             (Alan J. Noia)                  and Director

(ii)  Principal Financial Officer:

      __________________________             Vice President,
          (Michael P. Morrell)               Finance

(iii) Principal Accounting Officer:

      __________________________             Controller
           (Thomas J. Kloc)

(iv)  Directors:
      *Eleanor Baum, Director        *Alan J. Noia, Director
      *William L. Bennett, Director *Jay S. Pifer, Director *Wendell F. Holland, Director *Steven H. Rice, Director
      *Phillip E. Lint, Director     *Gunnar E. Sarsten, Director
      *Frank A. Metz, Jr., Director  *Peter J. Skrgic, Director
      *Michael P. Morrell

*Thomas K. Henderson, by signing his name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to powers of attorney duly executed by such persons previously filed (and also attached hereto) with the Securities and Exchange Commission.

*By:  ___________________________
         (Thomas K. Henderson)

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

                              WEST PENN POWER COMPANY


                              By: _____________*____________
                                    (Jay S. Pifer) President
                                           and Director
Date:  April 17, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                SIGNATURE                      TITLE

(i)   Principal Executive Officer:
                                        Chairman of the Board,
     ____________*____________          Chief Executive Officer,
          (Alan J. Noia)                and Director

(ii)  Principal Financial Officer:

     __________________________         Vice President,
        (Michael P. Morrell)            Finance

(iii) Principal Accounting Officer:

     __________________________         Controller
          (Thomas J. Kloc)

(iv)  Directors:
      *Eleanor Baum, Director                *Alan J. Noia
      *William L. Bennett, Director          *Jay S. Pifer
      *Wendell F. Holland, Director          *Steven H. Rice
      *Phillip E. Lint, Director             *Gunnar E. Sarsten
      *Frank A. Metz, Jr., Director          *Peter J. Skrgic
      *Michael P. Morrell, Director

*Thomas K. Henderson, by signing his name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to powers of attorney duly executed by such persons previously filed (and also attached hereto) with the Securities and Exchange Commission.

*By:  ____________________________
          (Thomas K. Henderson)

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

                              ALLEGHENY GENERATING COMPANY

                              By: ____________*___________
                                       (Alan J. Noia)
                                   Chief Executive Officer

Date:  April 17, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                SIGNATURE                       TITLE

(i)   Principal Executive Officer:

     _____________*_____________       President, Chief Executive
            (Alan J. Noia)             Officer and Director

(ii)  Principal Financial Officer:

     ____________________________      Vice President,
         (Michael P. Morrell)          Finance; Director

(iii) Principal Accounting Officer:

     ____________________________      Controller
           (Thomas J. Kloc)

(iv)  Directors:

        *Thomas K. Henderson, Director
        *Kenneth M. Jones, Director
        *Michael P. Morrell, Director
        *Alan J. Noia, Director
        *Peter J. Skrgic, Director

*Thomas K. Henderson, by signing his name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to powers of attorney duly executed by such persons previously filed (and also attached hereto) with the Securities and Exchange Commission.

By:  _____________________________
         (Thomas K. Henderson)

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


  Dated:  March 5, 1998


      ELEANOR BAUM                       FRANK A. METZ, JR.
      (Eleanor Baum)                     (Frank A. Metz, Jr.)

      WILLIAM L. BENNETT                 ALAN J. NOIA
      William L. Bennett)                (Alan J. Noia)

      WENDELL F. HOLLAND                 STEVEN H. RICE
      (Wendell F. Holland)               (Steven H. Rice)

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