Form 10-Q
period 1998-03-31
ALLEGHENY ENERGY INC
filed 1998-05-13
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1998


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

   At May 14, 1998, 122,436,317 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

           Form 10-Q for Quarter Ended March 31, 1998


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1998 and 1997                3


  Consolidated balance sheet - March 31, 1998
    and December 31, 1997                                     4


  Consolidated statement of cash flows -
    Three months ended March 31, 1998 and 1997                5


  Notes to consolidated financial statements                 6-9


  Management's discussion and analysis of financial
    condition and results of operations                     10-18



PART II--OTHER INFORMATION                                   19

                                  ALLEGHENY ENERGY, INC.
                             Consolidated Statement of Income




                                                                Three Months Ended
                                                                    March 31
                                                              1998              1997
                                                              (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Utility                                            $    596,378      $    602,692
      Nonutility                                               49,094            12,288
                Total Operating Revenues                      645,472           614,980


    OPERATING EXPENSES:
      Operation:
       Fuel                                                   139,731           140,465
       Purchased power and exchanges, net                      86,767            50,583
       Deferred power costs, net                               (6,637)           (2,083)
       Other                                                   74,803            72,825
      Maintenance                                              56,542            61,480
      Depreciation                                             68,368            68,782
      Taxes other than income taxes                            50,426            48,656










      Federal and state income taxes                           50,765            50,178
              Total Operating Expenses                        520,765           490,886
              Operating Income                                124,707           124,094

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                 1,067             1,150
      Other income, net                                           778               896
              Total Other Income and Deductions                 1,845             2,046
              Income Before Interest Charges and
                Preferred Dividends                           126,552           126,140

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                               42,718            43,380
      Other interest                                            4,018             3,833
      Allowance for borrowed funds used during
       construction                                              (722)             (965)
      Dividends on preferred stock of subsidiaries              2,301             2,301
              Total Interest Charges and
                Preferred Dividends                            48,315            48,549

    CONSOLIDATED NET INCOME                              $     78,237      $     77,591

    COMMON STOCK SHARES OUTSTANDING (average)             122,436,317       121,843,341

    BASIC AND DILUTED EARNINGS PER AVERAGE SHARE                $0.64             $0.64



    See accompanying notes to consolidated financial statements.

                                         ALLEGHENY ENERGY, INC.
                                          Consolidated Balance Sheet


                                                        March 31,             December 31,
                                                           1998                   1997
                                                             (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $233,684,000
           and $229,785,000 under construction        $  8,487,292           $  8,451,424
         Accumulated depreciation                       (3,220,818)            (3,155,210)
                                                         5,266,474              5,296,214
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                 15,077                 15,077
         Benefit plans' investments                         81,591                 79,474
         Other                                               6,716                  6,551
                                                           103,384                101,102
      Current assets:
         Cash and temporary cash investments                15,366                 26,374
         Deposit with trustee for redemption










            of long-term debt                               43,142                 -
         Accounts receivable:
            Electric service, net of $18,355,000 and
               $17,191,000 uncollectible allowance         289,892                296,082
            Other                                           14,024                 12,312
         Materials and supplies--at average cost:
            Operating and construction                      82,730                 80,836
            Fuel                                            74,179                 63,361
         Prepaid taxes                                      70,973                 51,724
         Other                                              13,034                 24,005
                                                           603,340                554,694
      Deferred Charges:
         Regulatory assets                                 592,217                586,125
         Unamortized loss on reacquired debt                49,171                 49,550
         Other                                              64,259                 66,406
                                                           705,647                702,081

                Total Assets                          $  6,678,845           $  6,654,091

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                 $    153,045           $    153,045
         Other paid-in capital                           1,044,085              1,044,085
         Retained earnings                               1,085,358              1,059,768
                                                         2,282,488              2,256,898
         Preferred stock                                   170,086                170,086
         Long-term debt and QUIDS                        2,215,604              2,193,153
                                                         4,668,178              4,620,137
      Current Liabilities:
         Short-term debt                                   198,281                206,401
         Long-term debt due within one year                154,795                185,400
         Accounts payable                                  119,009                129,989
         Taxes accrued:
            Federal and state income                        46,212                 10,453
            Other                                           40,977                 55,428
         Interest accrued                                   41,130                 40,000
         Other                                              81,028                 74,170
                                                           681,432                701,841
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                     131,334                133,316
         Deferred income taxes                           1,030,870              1,031,236
         Regulatory liabilities                             88,580                 91,178
         Other                                              78,451                 76,383
                                                         1,329,235              1,332,113

                Total Capitalization and Liabilities  $  6,678,845           $  6,654,091



      See accompanying notes to consolidated financial statements.

                                  ALLEGHENY ENERGY, INC.
                           Consolidated Statement of Cash Flows



                                                              Three Months Ended
                                                                   March 31
                                                              1998             1997
                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                          $   78,237        $ 77,591
         Depreciation                                         68,368          68,782
         Deferred investment credit and income taxes, net     14,193          11,652
         Deferred power costs, net                            (6,637)         (2,083)
         Allowance for other than borrowed funds used
             during construction                              (1,067)         (1,150)
         Restructuring liability                              (4,247)        (16,805)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                       4,478          (2,587)
                Materials and supplies                       (12,712)        (14,221)
                Accounts payable                             (10,980)        (23,416)
                Taxes accrued                                 21,308          18,557
         Other, net                                           (9,853)         20,418
                                                             141,088         136,738

    CASH FLOWS FROM INVESTING:
         Utility construction expenditures (less allowance
            for equity funds used during construction)       (39,541)        (42,169)
         Nonutility investments                                 (140)            (81)
                                                             (39,681)        (42,250)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                  -               8,041
         Issuance of long-term debt                           45,795            -
         Retirement of long-term debt                        (54,300)        (21,892)
         Deposit with trustee for redemption
            of long-term debt                                (43,142)           -
         Short-term debt, net                                 (8,120)        (22,684)
         Cash dividends on common stock                      (52,648)        (52,391)
                                                            (112,415)        (88,926)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS        (11,008)          5,562
    Cash and Temporary Cash Investments at January 1          26,374          19,242
    Cash and Temporary Cash Investments at March 31       $   15,366        $ 24,804


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)            $41,604         $42,508
             Income taxes                                      3,738            -


    See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.


2. The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions. Allegheny Generating Company is jointly (100%) owned by the Company's operating subsidiaries and thus is among the subsidiaries fully consolidated into the financial statements of the Company.


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

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between the Company and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On April 30, 1998, the Pennsylvania Public Utility Commission
   (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. The Company has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000.

   The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning. The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. The Company is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, the Company is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. The Company may also propose additional interim mitigation measures. The Company is also exploring further the PJM ISO. The Company believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

   The Nuclear Regulatory Commission (NRC) has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to the Company after the merger.

   Merger-related decisions are expected by the end of the second quarter from the FERC, the Department of Justice/Federal Trade Commission, and the Securities and Exchange Commission. The Company is also filing for review of certain merger-related activities with the Public Service Commission of West Virginia and the Virginia State Corporation Commission.

   All of the Company's incremental costs of the merger process ($12.8 million through March 31, 1998) are being deferred. The accumulated merger costs will be written off by the combined company when the merger occurs, or by the Company if the merger does not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. Approximately 45% of the Company's retail revenues are from Pennsylvania customers. On August 1, 1997, concurrent with the Company's merger approval filing, the Company's Pennsylvania subsidiary, West Penn Power Company (West Penn), filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how the Company's three utility subsidiaries share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC). Recovery of stranded costs is a key issue.

   On April 30, 1998, the PUC, in a non-binding polling outlined a restructuring plan for West Penn. Under the non-binding polling, West Penn would provide residential customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits will vary from one rate class to another and will increase over the transition period. According to the polling, West Penn is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a CTC. In its restructuring application, West Penn had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment which are not recoverable in a competitive market. The PUC polling indicated that one-third of West Penn's customers will be able to buy power from the supplier of their choice on January 1, 1999, another one-third on the following day, January 2, 1999, and the remainder on January 2, 2000. In a separate action, the PUC directed that open enrollment for Pennsylvania customers to choose their electric generation suppliers will begin on July 1, 1998. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. The Company believes that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to West Penn. The non-binding polling of the PUC is a preliminary step leading up to a final order on West Penn's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, West Penn plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.

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


6. In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue Number 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting Standards
   (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act in Pennsylvania and a December 1997 Maryland PSC Order requiring customer choice establish such processes, West Penn and Potomac Edison have determined that they will be required to discontinue use of SFAS No. 71 for the generation portion of their business (the Maryland portion only for Potomac Edison) on May 21, 1998 for West Penn, the date by which the PUC must issue its order on West Penn's comprehensive restructuring plan, and an uncertain future date for Potomac Edison. One of the conclusions of the EITF is that after discontinuing SFAS No. 71 utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.

   The Customer Choice Act and the Maryland Order establish definitive processes for transition to deregulation and market-based pricing for electric generation, which include continuing cost-of-service based ratemaking for transmission and distribution services, subject to rate caps, and provide for a nonbypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period. Until relevant regulatory proceedings are complete and final orders are received, West Penn and Potomac Edison are unable to predict the effect of discontinuing SFAS No. 71, but they may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.


7. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                         Three Months Ended
                                              March 31
                                         1998          1997

   Number of Shares                   122,436,317   121,840,327
   Amount per Share                      $.43          $.43


8. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $422 million at March 31, 1998, are primarily related to investments in electric facilities. The portion related to transmission and distribution facilities will be recovered over periods of from 20 to 40 years under the expected continuing regulated transmission and distribution business. The portion related to generation business in Pennsylvania has been included in West Penn's stranded costs for CTC recovery. Similar treatment is expected in the other states when they require the generation business to be deregulated, which is expected. The remaining recovery period for items other than income taxes is from three to seven years in businesses that remain subject to regulation. The final decision by the PUC related to recovery of West Penn's stranded costs, as filed in its restructuring application, is expected May 21, 1998.


9. Certain of the Company's subsidiaries use derivative instruments to manage risk exposure associated with energy contracts. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors. The fair value of such instruments at March 31, 1998, is not materially different from book value.

                     ALLEGHENY ENERGY, INC.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1998 WITH FIRST QUARTER OF 1997

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following Management's Discussion and Analysis information.


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


Significant Events in the First Quarter of 1998

        On March 25, 1998, the Maryland Public Service Commission
(PSC) approved a settlement agreement between the Company and various parties, in which the PSC indicated its approval of the issuance of stock for the merger with DQE, Inc. (DQE). This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger. Thereafter, the Nuclear Regulatory Commission approved the transfer of control of the operating licenses for Duquesne Light Company's (Duquesne) Beaver Valley Unit No.'s 1 and 2 and Perry Unit No. 1 nuclear plants as required for the proposed merger between Allegheny Power System, Inc. and DQE, parent company of Duquesne. Duquesne will still be the licensee, but the approval was necessary since control of Duquesne after the merger will pass from DQE to the Company.

        On April 30, 1998, the Pennsylvania Public Utility Commission (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. The Company has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning. The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. The Company is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, the Company is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. The Company may also propose additional interim mitigation measures. The Company is also exploring further the PJM ISO. The Company believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

        On April 30, 1998, the PUC, in a non-binding polling outlined a restructuring plan for West Penn. Under the non-binding polling, West Penn would provide residential customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits will vary from one rate class to another and will increase over the transition period. According to the polling, West Penn is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a Competitive Transition Charge (CTC). In its restructuring application, West Penn had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment, which are not recoverable in a competitive market. The PUC polling indicated that one-third of West Penn's customers will be able to buy power from the supplier of their choice on January 1, 1999, another one-third on the following day, January 2, 1999, and the remainder on January 2, 2000. In a separate action, the PUC directed that open enrollment for Pennsylvania customers to choose their electric generation suppliers will begin on July 1, 1998. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. The Company believes that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to West Penn. The non-binding polling of the PUC is a preliminary step leading up to a final order on West Penn's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, West Penn plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.

        In Maryland on January 30, 1998, the Office of People's Counsel filed a petition to reduce the rates of The Potomac Edison Company (Potomac Edison). In response, the Maryland PSC ordered Potomac Edison to file a rate case by May 22, 1998.


Review of Operations

EARNINGS SUMMARY

                                    Three Months Ended March
                                 Earnings            Per Share
                            1998        1997     1998       1997
                          (Millions of Dollars) (Dollars Per Share)

Utility Operations         $82.1       $80.6    $ .67      $ .66
Nonutility Operations       (3.9)       (3.0)    (.03)      (.02)

Consolidated Net Income    $78.2       $77.6    $ .64      $ .64


        Earnings for the first quarter of 1998 were up slightly from the first quarter of 1997 despite a 4.4% reduction in residential kilowatt-hour (kWh) sales to regular utility customers resulting from the extremely mild winter weather in 1998. The 1998 winter was 14% warmer than 1997 and 21% warmer than normal as measured by heating degree days and was the warmest in more than 100 years. The slight increase in earnings was achieved by continuing efforts to reduce operations and maintenance (O&M) expenses and a 4.3% increase in kWh sales to industrial customers.


SALES AND REVENUES

        Total operating revenues for the first quarter of 1998 and 1997 were as follows:
                                            Three Months Ended
                                                 March 31
                                            1998          1997
                                          (Millions of Dollars)

Operating revenues:
  Utility revenues:
   Bundled retail sales                    $554.9        $567.4
   Unbundled retail sales                     3.6           -
   Wholesale and other                       18.1          16.6
   Utility bulk power, including
     transmission services                   19.8          18.7
      Total utility revenues                596.4         602.7
 Nonutility revenues                         49.1          12.3
      Total operating revenues             $645.5        $615.0

        The decrease in bundled retail sales (full service sales to retail customers) is due in part to reduced residential kWh sales to retail customers due to the mild first quarter winter weather. The 1998 first quarter winter weather was 14% warmer than 1997 and 21% warmer than normal as measured by heating degree days. The decrease in bundled retail sales revenue was also due in part to the Customer Choice Act in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers representing 5% of the load of each rate class must choose a generation supplier other than their own local franchise utility. As a result, up to 5% of previously fully bundled customers were able to participate in the Pennsylvania pilot program and were allowed to buy energy from a supplier of their choice. The pilot programs began on November 1, 1997, and will continue through December 31, 1998. Unbundled retail sales revenues represents transmission and distribution revenues for Pennsylvania pilot customers who chose another supplier to provide their energy needs.

        To assure participation in the pilot program, pilot participants are receiving an energy credit from their local utility and will reach agreement with an alternate supplier as to the price for energy. The credit established by the PUC is artificially high (greater than West Penn's generation costs), with the result that West Penn could suffer a revenue loss of up to $10 million in 1998 for the pilot. The PUC has approved West Penn's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset. Wholesale and other includes an accrual of such revenue losses, sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the subsidiaries under regulation by the FERC) and non-kWh revenues. The increase in wholesale and other was due primarily to $1.9 million of deferred net revenue losses recorded as a regulatory asset to offset revenue losses suffered as a result of the pilot.

        The increase in nonutility revenues resulted primarily from increased sales by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, Inc., which began operations in late 1996. Also, Allegheny Energy Solutions, Inc. which was formed in the third quarter of 1997 to market energy to retail customers in deregulated markets and other energy-related services, recorded $5.5 million of revenues for its first full quarter of operations in 1998.


OPERATING EXPENSES

        Fuel expenses for the first quarter of 1998 and 1997 were
as follows:
                                            Three Months Ended
                                                 March 31
                                            1998          1997
                                           (Millions of Dollars)

Utility operations                         $134.7        $134.7
Nonutility operations                         5.0           5.8
  Total fuel expenses                      $139.7        $140.5

        Fuel expenses for utility operations for the first quarter remained unchanged. The decrease in fuel expenses for nonutility operations was due primarily to a decrease in kWh's generated at Unit No. 1 of the Fort Martin Power Station which is 50% owned by the Company's nonutility subsidiary, AYP Energy, Inc.

        Purchased power and exchanges, net represents power
purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory
Policies Act of 1978 (PURPA), and consists of the following
items:
                                                  Three Months Ended
                                                       March 31
                                                  1998          1997
                                                 (Millions of Dollars)
Purchased power:
 Utility operations:
   From PURPA generation*                         $34.2         $34.7
   Other                                            8.9           8.5
     Total purchased power for utility operations  43.1          43.2
   Power exchanges, net                             3.5           4.1
 Nonutility operations                             40.2           3.3
   Purchased power and exchanges, net             $86.8         $50.6

* PURPA cost (cents per kWh)                        5.5           5.7


        Nonutility operations' purchases were the result of power replacement requirements and transaction opportunities by AYP
Energy, which began operations in late 1996.

        A PURPA power station project in The Potomac Edison Company's (Potomac Edison) Maryland jurisdiction is scheduled to commence generation in 1999. Because of the high cost of this energy, Potomac Edison unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost of power purchases ($60 million or more annually) and to prevent the need for increases in Potomac Edison's rates in Maryland.

        None of the subsidiaries' purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of the costs are reasonably assured.

        Other operation expenses were as follows:

                                            Three Months Ended
                                                 March 31
                                            1998          1997
                                           (Millions of Dollars)

Utility operations                         $71.1         $70.2
Nonutility operations                        3.7           2.6
 Total other operation expenses            $74.8         $72.8

        The increase in utility other operation expenses resulted primarily from increased expenses related to competition and the Pennsylvania pilot ($1.6 million) and increased allowances for uncollectible accounts ($1.4 million). These increases were offset in part by a reduction in expenses related to provisions
for uninsured claims ($1.8 million).   A contributing factor to
the increased nonutility operation expenses was $1.1 million of expenses incurred by Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions) in marketing energy to retail customers in the Pennsylvania pilot. The first quarter of 1998 was the first full quarter of operations for Allegheny Energy Solutions. Both West Penn and Allegheny Energy Solutions expect to incur increased advertising and other sales-related expenditures to enhance sales and to build brand name recognition.

        Maintenance expenses decreased $4.9 million for the first quarter due primarily to reduced utility expenses of $5.6 million achieved through restructuring efforts and other cost controls. This reduction was offset in part by increased nonutility maintenance expense of $.7 million related to AYP Energy, Inc.'s 50% ownership in Unit No. 1 of the Fort Martin Power Station. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the first quarter decreased $.4 million, the net result of a $.5 million decrease for utility operations and a $.1 million increase for nonutility operations. The utility decrease reflects a reduction in West Penn's annual depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act.

        Taxes other than income taxes increased $1.8 million in the first quarter due primarily to increased utility taxes of $1.5 million due primarily to increased West Virginia Business and Occupation Taxes resulting from an adjustment for a prior period and increased property taxes related to an increase in the assessment of property in Maryland. Nonutility taxes other than income increased $.3 million due primarily to an increase in gross receipts taxes resulting from higher revenues due to Allegheny Energy Solutions sales to retail customers. The first quarter of 1998 was the first full quarter of operations for Allegheny Energy Solutions.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following information.

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the

Consolidated Financial Statements for information about merger activities, the Pennsylvania Customer Choice Act, and the Maryland initial Order.

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", establishes standards for impairment of long-lived assets and certain identifiable intangibles and requires companies to recognize an impairment loss if the expected future undiscounted cash flows are less than the carrying value of an asset. Due in part to the evolving process of the electric utility industry in the United States changing from a historically regulated monopolistic market to a competitive marketplace, the competitive market price of energy and the resultant undiscounted cash flows could be less than the carrying value of power stations. If that were to occur, an impairment loss would be required to be recognized in an amount by which the book value of the power stations exceeded their market value. As part of the final PUC Order expected on May 21, 1998, the PUC will make a final decision as to the amount of stranded costs allowed to be recovered by West Penn through a CTC. At its non-binding polling on April 30, 1998, the PUC indicated a plan for West Penn to recover $524 million of the $1.6 billion of stranded costs requested by West Penn in its restructuring filing. In its final order, if the PUC does not increase the proposed $524 million of stranded costs that West Penn would be allowed to recover, the resultant decrease in future undiscounted cash flows related to energy recovery associated with the power stations may become less than the book value of West Penn's power stations.
In that event, an asset impairment loss would be required to be recognized. Dependent upon the May 21, 1998, final PUC order associated with the amount of West Penn's stranded costs approved for future recovery, West Penn may need to record an impairment loss in the second quarter of 1998 to write-down the book value of its power stations. The Company and West Penn are currently evaluating West Penn's power station assets for potential impairment, contingent upon the expected May 21, 1998, final PUC Order. The Company and West Penn are also evaluating the possibility that a write-off may also be required for unrecoverable regulatory assets and the excess costs of a PURPA project if the May 21 Order remains substantially similar to the polling.

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

        At March 31, 1998, the trading books of the Company's subsidiaries consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During 1998, the subsidiaries also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

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

        The Company is working actively within its states to advance customer choice. However, the Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 and PURPA.

        In addition to Pennsylvania, which has enacted legislation to bring competition to the electric utility industry, the Company serves customers in four other states which are actively exploring the move toward competition and deregulation.

        The West Virginia Legislature passed a House Bill on March 14, 1998, which sets the stage for the restructuring of the electric utility industry in West Virginia. The House Bill directs the West Virginia Public Service Commission to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also sets up a task force of all interested parties to participate in the plan development. When complete, the plan will be returned to the Legislature for approval or rejection.

        In early March, the Virginia Senate joined the House of Delegates in approving a timetable for restructuring the state's electric utility industry to allow retail competition. The legislation will give Virginians choice of their electric power suppliers beginning on January 1, 2004. The details will be worked out over the coming year by a special Senate-House subcommittee that has been studying restructuring for two years.

        In late March, bills to start competition in Ohio were introduced in both houses of the General Assembly. In their current form, the bills would allow residential customers to choose their electric provider beginning July 1, 1999, for service beginning January 1, 2000.

        In late March, on the federal level, the Clinton Administration outlined its electricity deregulation proposal in a set of "principles" for Congress. The proposal sets January 1, 2003, as the start date for customer choice. States that have already deregulated would be allowed to maintain the structures they have created, and low-cost states could opt out if they believe their consumers would not benefit from competition.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
                 for Quarter Ended March 31, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in the Federal District Court for the Western District of Pennsylvania against the Company, West Penn, DQE, Inc. and Duquesne Light Company. The complaint alleged eight counts, two of which were claimed violations of the antitrust statutes and six were state law claims. The relief sought included a request that the proposed merger between the Company and DQE, Inc. be stopped. The complaint also requested unspecified monetary damages relating to alleged collusion between the two companies in their actions dealing with proposals to provide electric service to redevelopment zones in the city. On October 27, 1997, all defendants filed motions to dismiss the complaint. On January 6, 1998, the District Court issued an order which granted the motions to dismiss. On January 14, 1998, the city appealed the order to the United States Court of Appeals for the Third Circuit. The Company and West Penn cannot predict the outcome of this appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) On March 23, 1998, the Company filed a Form 8-K concerning the Senior Officer Separation Plan which may be offered to certain of its officers after consummation of the merger between Allegheny Energy, Inc. and DQE, Inc. At the Company's December 4, 1997, Board of Directors Meeting, the Board approved the Separation Plan.


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

May 14, 1998