Form 10-Q
period 1998-06-30
ALLEGHENY ENERGY INC
filed 1998-08-13
CIK 3673

Page 1 of 25


                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998


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

   At August 13, 1998, 122,436,317 shares of the Common Stock
($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

           Form 10-Q for Quarter Ended June 30, 1998


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1998 and 1997         3


  Consolidated balance sheet - June 30, 1998
    and December 31, 1997                                     4


  Consolidated statement of cash flows -
    Six months ended June 30, 1998 and 1997                   5


  Notes to consolidated financial statements                 6-10


  Management's discussion and analysis of financial
    condition and results of operations                     11-22



PART II--OTHER INFORMATION                                  23-25

                                             ALLEGHENY ENERGY, INC.
                                              Statement of Income


                                                        Three Months Ended                Six Months Ended
                                                             June 30                           June 30
                                                         1998            1997              1998              1997
                                                                     (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Utility                                       $    564,005    $    530,500      $  1,160,383      $  1,133,192
      Nonutility                                          63,645          12,250           112,739            24,538
                Total Operating Revenues                 627,650         542,750         1,273,122         1,157,730


    OPERATING EXPENSES:
      Operation:
       Fuel                                              139,555         133,277           279,286           273,742
       Purchased power and exchanges, net                 95,688          43,766           182,455            94,349
       Deferred power costs, net                           4,386          (4,870)           (2,251)           (6,953)
       Other                                              82,163          71,863           156,966           144,688
      Maintenance                                         55,929          59,807           112,471           121,287
      Depreciation                                        68,512          68,754           136,880           137,536
      Taxes other than income taxes                       47,037          47,192            97,463            95,848
      Federal and state income taxes                      34,315          27,488            85,080            77,666
              Total Operating Expenses                   527,585         447,277         1,048,350           938,163
              Operating Income                           100,065          95,473           224,772           219,567

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                              249           1,126             1,316             2,276
      Other income, net                                      845           3,684             1,623             4,580
              Total Other Income and Deductions            1,094           4,810             2,939             6,856
              Income Before Interest Charges and
                Preferred Dividends                      101,159         100,283           227,711           226,423

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                          40,831          43,554            83,549            86,934
      Other interest                                       4,631           3,786             8,649             7,619
      Allowance for borrowed funds used during
       construction                                         (504)         (1,065)           (1,226)           (2,030)
      Dividends on preferred stock of subsidiaries         2,310           2,325             4,611             4,626
              Total Interest Charges and
                Preferred Dividends                       47,268          48,600            95,583            97,149

    Consolidated Income Before
       Extraordinary Charge                               53,891          51,683           132,128           129,274
    Extraordinary Charge, net (1)                       (265,446)         -               (265,446)           -
    CONSOLIDATED NET (LOSS) INCOME                  $   (211,555)   $     51,683      $   (133,318)     $    129,274

    COMMON STOCK SHARES OUTSTANDING (average)        122,436,317     122,114,920       122,436,317       121,979,881











    BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
    Consolidated income before extraordinary charge        $0.44           $0.42             $1.08             $1.06
    Extraordinary charge, net (1)                         ($2.17)         -                 ($2.17)           -
    Consolidated net (loss) income                        ($1.73)          $0.42            ($1.09)            $1.06



    See accompanying notes to consolidated financial statements.

    (1) See Note 6 in the notes to the consolidated financial statements.

                                                  ALLEGHENY ENERGY, INC.
                                                Consolidated Balance Sheet


                                                        June 30,             December 31,
                                                          1998                   1997
                                                             (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $199,637,000
           and $229,785,000 under construction        $ 8,485,290           $  8,451,424
         Accumulated depreciation                      (3,249,382)            (3,155,210)
                                                        5,235,908              5,296,214
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                15,077                 15,077
         Benefit plan's investments                        81,591                 79,474
         Nonutility investments                             6,386                  4,992
         Other                                              1,579                  1,559
                                                          104,633                101,102
      Current assets:
         Cash and temporary cash investments               18,259                 26,374
         Accounts receivable:
            Electric service, net of $20,048,000 and
               $17,191,000 uncollectible allowance        305,217                296,082
            Other                                          19,372                 12,312
         Materials and supplies--at average cost:
            Operating and construction                     82,134                 80,836
            Fuel                                           76,010                 63,361
         Prepaid taxes                                     66,728                 51,724
         Other                                             22,412                 24,005
                                                          590,132                554,694
      Deferred Charges:
         Regulatory assets                                744,074                586,125
         Unamortized loss on reacquired debt               47,820                 49,550
         Other                                             64,023                 66,406
                                                          855,917                702,081

                Total Assets                          $ 6,786,590           $  6,654,091

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                 $   153,045           $    153,045
         Other paid-in capital                          1,044,085              1,044,085
         Retained earnings                                821,155              1,059,768
                                                        2,018,285              2,256,898
         Preferred stock                                  170,086                170,086
         Long-term debt and QUIDS                       2,151,567              2,193,153
                                                        4,339,938              4,620,137
      Current Liabilities:
         Short-term debt                                  377,574                206,401
         Long-term debt due within one year                10,000                185,400
         Accounts payable                                 143,294                129,989
         Taxes accrued:
            Federal and state income                        3,562                 10,453
            Other                                          40,820                 55,428
         Interest accrued                                  37,592                 40,000
         Other                                             83,203                 74,170
                                                          696,045                701,841
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                    129,352                133,316
         Deferred income taxes                            866,752              1,031,236
         Regulatory liabilities                            84,651                 91,178
         Adverse power purchase commitments               585,918                 -
         Other                                             83,934                 76,383
                                                        1,750,607              1,332,113

                Total Capitalization and Liabilities  $ 6,786,590           $  6,654,091



      See accompanying notes to consolidated financial statements.

                                   ALLEGHENY ENERGY, INC.
                           Consolidated Statement of Cash Flows



                                                                  Six Months Ended
                                                                      June 30
                                                               1998              1997
                                                               (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net (loss) income                    $ (133,318)       $  129,274
         Extraordinary charge, net of taxes                   265,446             -
         Consolidated income before extraordinary charge      132,128           129,274

         Depreciation                                         136,880           137,536
         Deferred investment credit and income taxes, net      16,118            27,711
         Deferred power costs, net                             (2,251)           (6,953)
         Allowance for other than borrowed funds used
             during construction                               (1,316)           (2,276)
         Restructuring liability                               (5,504)          (24,321)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                      (16,195)           22,221
                Materials and supplies                        (13,947)          (19,910)
                Accounts payable                               13,305           (44,949)
                Taxes accrued                                 (21,499)          (22,844)
         Other, net                                             8,821            14,190
                                                              246,540           209,679

    CASH FLOWS FROM INVESTING:
         Utility construction expenditures (less allowance
            for equity funds used during construction)        (98,245)         (100,065)
         Nonutility investment                                 (3,988)           (2,253)
                                                             (102,233)         (102,318)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                   -                16,110
         Issuance of long-term debt                            45,795             -
         Retirement of long-term debt                        (264,095)          (21,892)
         Short-term debt, net                                 171,173             5,140
         Cash dividends on common stock                      (105,295)         (104,899)
                                                             (152,422)         (105,541)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS          (8,115)            1,820
    Cash and Temporary Cash Investments at January 1           26,374            19,242
    Cash and Temporary Cash Investments at June 30         $   18,259        $   21,062


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)             $87,794           $89,401
             Income taxes                                      86,214            59,960



    See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1997 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


2. The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions. Allegheny Generating Company (AGC) is jointly (100%) owned by the Company's operating subsidiaries and is among the subsidiaries fully consolidated into the financial statements of the Company.


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

   On July 8, 1998, the City of Pittsburgh reached a settlement agreement with the Company and agreed to support the merger.

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest ISO is the regional transmission entity that will best serve the interests of the Ohio customers of the Company and will best mitigate the market power issue.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to the Company after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to the Company in response to a Petition for Reconsideration filed by the Company on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, the Company reiterated its commitment to staying in and supporting the Midwest ISO, and also offered to relinquish some generation in order to mitigate market power concerns. The Company committed to relinquishing control of the 570 megawatts (MW) Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, the Company may be required to divest up to 2,500 MW of generation, subject to a PUC Order.

   In a letter dated July 28, 1998 to the Company, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania subsidiary described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited the Company to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if the Company was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, the Company informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that the Company remains committed to the merger, and that if DQE prevents completion of the merger, the Company will pursue all remedies available to protect the legal and financial interests of the Company and its shareholders. The Company has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   All of the Company's incremental costs of the merger process ($14.4 million through June 30, 1998) are being deferred.
   The accumulated merger costs will be written off by the combined company when the merger occurs, or by the Company if the merger does not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. Approximately 45% of the Company's retail revenues are from Pennsylvania customers. On August 1, 1997, the Company's Pennsylvania subsidiary, West Penn Power Company (West Penn), filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

   On May 29, 1998, West Penn received a final Order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

   On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's restructuring plan. In denying the request for reconsideration, the PUC let stand the earlier Order under which West Penn would provide customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits vary from one rate class to another and increase over a seven-year transition period. Under the reconsideration Order, West Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return, over seven years, starting in January 1999, through the CTC. Although in its restructuring application, West
   Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act.
   Stranded costs are costs incurred under a regulated environment, which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than the Company believed were appropriate.

   One-third of West Penn's customers will be able to buy power from the supplier of their choice on January 1, 1999, another one-third on the following day, January 2, 1999, and the remainder on January 2, 2000. In a separate action, the PUC directed that open enrollment for Pennsylvania customers to choose their electric generation suppliers will begin on July 1, 1998. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and Federal Energy Regulatory Commission
   (FERC) regulated rates.

   The Company believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.

   As required by the Maryland PSC, the Company's Maryland subsidiary, The Potomac Edison Company, on July 1, 1998 filed testimony in Maryland's investigation into stranded costs, price protection, and unbundled rates. The filing also requested a surcharge to recover the cost of the Warrior Run cogeneration project which is scheduled to commence production on October 1, 1999. Hearings are scheduled to begin in March 1999. A second PSC proceeding is planned to begin examining market power protective measures in December 1999.


6. As a result of the PUC Order described in Note 5 above, West Penn has determined that it is required to discontinue the application of Statement of Financial Accounting Standards
   (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of
   Application of SFAS No. 71". In doing so, West Penn has also determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) is required to reflect a write-off of disallowances in the PUC's Order. The write-off, recorded in June 1998, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order as follows:
                                                      (In Millions)

   AES Beaver Valley nonutility generation contract       $201.4
   Allegheny Generating Company (AGC) pumped storage
     capacity contract                                     177.2
   Other                                                    72.0
     Total                                                $450.6


   In 1985, West Penn entered into a contract with AES
   Corporation for the purchase of energy from AES's Beaver
   Valley generating plant in Pennsylvania pursuant to the requirements of the Public Utility Regulatory Policies Act of
   1978 (PURPA) at prices then determined under the Act.

   West Penn owns 45% of AGC, which owns an undivided 40% interest in the 2,100-MW pumped storage hydroelectric station in Bath County, Virginia. West Penn buys AGC's capacity in the station priced under a cost of service formula wholesale rate schedule approved by the FERC.

   Under both of these contracts, West Penn has purchase commitments at costs in excess of the market value of energy from the plants. Because of utility restructuring under the Customer Choice Act, these commitments have been determined to be adverse purchase commitments requiring accrual as loss contingencies pursuant to SFAS No. 5, "Accounting for Contingencies". The extraordinary charge for these contracts is the net result of such excess cost accruals (recorded in June as adverse power purchase commitments) less estimated revenue recoveries authorized in the PUC Order (recorded in June 1998 as regulatory assets) as follows:

                                                   AES           AGC
                                              Beaver Valley  Bath County
                                                     (In Millions)
   Projected costs in excess of market value
     of energy                                    $351.5       $234.4
   Estimated recovery                              150.1         57.2
     Net unrecoverable extraordinary charge       $201.4       $177.2

   The other $72.0 million of extraordinary charges represents $55.0 million of deferred unrecovered expenditures for previous PURPA buyouts, $15.4 million for an abandoned generating plant, and $1.6 million of other generation-related regulatory assets.

   The Company continues to review the financial impact of the PUC's Order. Ultimately, future financial effects depend on the number of West Penn customers who choose other generation suppliers and the market price of electricity during the transition period.


7. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                               1998                    1997
                         1st         2nd         1st         2nd
                       Quarter     Quarter     Quarter     Quarter

   Number of Shares  122,436,317 122,436,317 121,840,327 122,111,567
   Amount per Share      $.43        $.43        $.43        $.43


8. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999.
   The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                          ALLEGHENY ENERGY, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


        The Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and
Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company and the DQE, Inc. (DQE) merger as well as results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company's subsidiaries; environmental legislative and regulatory changes; future economic conditions; earnings retention and dividend payout policies; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation if DQE seeks to terminate the merger agreement; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Six Months of 1998

*    Merger with DQE

        In a letter dated July 28, 1998 to the Company, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the Pennsylvania Public Utility Commission (PUC) Orders of July 23, 1998 and May 29, 1998. See Notes 4 and 5 to the Consolidated Financial Statements for more information about these Orders. DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger, and invited the Company to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if the Company was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, the Company informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that the Company remains committed to the merger, and that if DQE prevents completion of the merger, the Company will pursue all remedies available to protect the legal and financial interests of the Company and its shareholders. The Company has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE. The Company believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, the Company is continuing to seek the remaining regulatory approvals from the Federal Energy Regulatory Commission (FERC), the Department of Justice, and the Securities and Exchange Commission. The Company cannot predict the outcome of the requested approvals or of the differences between it and DQE.


*    Pennsylvania Deregulation

        On May 29, 1998, West Penn Power Company (West Penn) received a final Order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

        On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's restructuring plan. In denying the request for reconsideration, the PUC let stand the earlier Order under which West Penn would provide customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits vary from one rate class to another and increase over a seven-year transition period. Under the reconsideration Order, West Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return over seven years, starting in January 1999, through the Competitive Transition Charge (CTC). Although in its restructuring application, West Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than the Company believed were appropriate.

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

        The Company believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order. The Company cannot predict the outcome of settlement discussions or the related legal proceedings.


*    Maryland Settlement and Deregulation

        After substantial negotiations, the Company's Maryland subsidiary, The Potomac Edison Company (Potomac Edison) reached a settlement agreement with various parties on the Office of People's Counsel's (OPC) petition for a reduction in Potomac Edison's Maryland rates. Under the terms of the agreement, Potomac Edison will increase its rates about 3% in each of the years 1999, 2000, and 2001 (about $11 million each year). The increases reflect the net effect of a rate increase of about $60 million for recovery of a power purchase commitment for energy from AES Corporation's "Warrior Run" generation project beginning October 1, 1999, offset by rate reductions reflecting Maryland's share of Potomac Edison's merger savings (about $4.4 million annually) when the Company merges with DQE, and other rate reductions to reduce Potomac Edison's "excess earnings" alleged by OPC. The net effect of the agreement over the 1999-2001 time frame is expected to result in a pre-tax income reduction of $16.4 million in 1999, $22.4 million in 2000, and $26.4 million in 2001. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a threshold return on equity (ROE) level of 11.4% for 1999-2001. This sharing will occur through an after-the-fact true-up conducted after each calendar year is completed. The settlement agreement was filed with the Maryland Public Service Commission on July 30, 1998. "Warrior Run" is a cogeneration project being built by AES Corporation in western Maryland. Potomac Edison is required to purchase the project's energy at above-market prices pursuant to the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

        On July 1, 1998, Potomac Edison filed testimony in Maryland's investigation into stranded costs, price protection, and unbundled rates. See Note 5 to the Consolidated Financial Statements for more information regarding the Maryland filing.


*    Trading Activities

        In June and July 1998, certain events combined to produce very significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The potential exists for such volatility to significantly affect the Company's operating results. The impact on such results, either positively or negatively, depends on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, the open commitments which exist at such times in its electricity trading operations, and whether the effects of such transactions by the Company's utility subsidiaries are includable in fuel or energy cost recovery clauses in their respective jurisdictions. The impact of such price volatility in June 1998 differed between the Company's utility and nonutility subsidiaries but was insignificant in total.


Review of Operations

EARNINGS SUMMARY                    Consolidated Net (Loss) Income
                              Three Months Ended        Six Months Ended
                                    June 30                  June 30
                               1998        1997         1998        1997
                                        (Millions of Dollars)

Utility Operations           $  59.2      $55.1       $ 141.4      $135.7
Nonutility Operations           (5.4)      (3.4)         (9.3)       (6.4)
Consolidated Income Before
  Extraordinary Charge          53.8       51.7         132.1       129.3
Extraordinary Charge          (265.4)                  (265.4)
Consolidated Net (Loss)
  Income                     $(211.6)     $51.7       $(133.3)     $129.3


                                               Cents Per Share
                                Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 1998        1997        1998        1997

Utility Cents Per Share         $  .48       $.45       $ 1.16      $1.11
Nonutility Cents Per Share        (.04)      (.03)        (.08)      (.05)
Cents Per Share Before
  Extraordinary Charge             .44        .42         1.08       1.06
Extraordinary Charge Per Share   (2.17)                  (2.17)
  Total Cents Per Share         $(1.73)      $.42       $(1.09)     $1.06


        Earnings for the second quarter and first six months of 1998 include an extraordinary charge of $450.6 million ($265.4 million, net of taxes, or $2.17 per share) to reflect a write-off by West Penn of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the PUC in connection with the deregulation proceedings in Pennsylvania.
See Note 6 to the Consolidated Financial Statements for more information on the extraordinary charge.

        The increase in utility earnings in the second quarter and first six month periods before the extraordinary charge was due primarily to increased kilowatt-hour (kWh) sales to commercial and industrial customers. The increase in nonutility losses for the three and six months ended June 30, 1998 resulted from energy sales commitments in excess of owned generating capacity which required settlement by open market purchases during the period of wholesale price volatility previously described.

SALES AND REVENUES

        Total operating revenues for the second quarter and first six months of 1998 and 1997 were as follows:

                              Three Months Ended      Six Months Ended
                                    June 30                June 30
                               1998         1997      1998        1997
                                         (Millions of Dollars)
Operating revenues:
  Utility revenues:
   Bundled retail sales       $508.6       $499.7   $1,063.5    $1,067.1
   Unbundled retail sales        2.3          -          5.9         -
   Wholesale and other          14.9         12.6       33.0        29.2
   Utility bulk power,
     including trans-
     mission services           38.2         18.2       58.0        36.9
      Total utility revenues   564.0        530.5    1,160.4     1,133.2
 Nonutility revenues            63.6         12.2      112.7        24.5
      Total operating
        revenues              $627.6       $542.7   $1,273.1    $1,157.7


        The increase in second quarter bundled retail sales (full service sales to retail customers) is due to increased commercial and industrial kWh sales to retail customers. The decrease in bundled retail sales for the six- month period was due primarily to reduced residential kWh sales in the first six months due primarily to first quarter winter weather which was 14% warmer than 1997 and 21% warmer than normal as measured by heating degree days. Bundled retail sales revenues were also affected by the Customer Choice Act in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose a generation supplier other than their own local franchise utility. As a result, up to 5% of previously fully bundled customers chose to participate in the Pennsylvania pilot program and were required to buy energy from another supplier of their choice.
The pilot program began on November 1, 1997 and will continue through December 31, 1998. Unbundled retail sales revenues represent transmission and distribution revenues for Pennsylvania pilot customers who chose another supplier to provide their energy needs.

        To assure participation in the pilot program, pilot participants are receiving an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the PUC is artificially high, with the result that West Penn could suffer a revenue loss of up to $10 million in 1998 for the pilot. The PUC has approved West Penn's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset. Wholesale and other revenues include an accrual of such revenue losses, as well as sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the subsidiaries under regulation by the FERC) and non-kWh revenues. The increase in wholesale and other revenues was due primarily to $1.4 million and $3.3 million for the three and six months ended June 30, 1998, respectively, of deferred net revenue losses recorded as a regulatory asset to offset revenue losses suffered as a result of the pilot.

        Utility and nonutility bulk power sales consist of sales of power and transmission services to power marketers and other utilities. Significant bulk power sales acted as a hedge to mostly offset second quarter trading losses. Bulk power sales for the second quarter and first six months were as follows:

                              Three Months Ended       Six Months Ended
                                    June 30                 June 30
                               1998        1997        1998        1997

KWh Sales (in billions):
  Utility:
    Bulk power                  1.0          .4         1.5          .6
    Transmission services       2.1         2.7         3.8         6.8
      Total utility             3.1         3.1         5.3         7.4
  Nonutility bulk power         1.9          .6         3.7         1.2

Revenues (in millions):
  Utility:
    Bulk power                $27.4       $ 9.4       $38.6       $15.1
    Transmission services      10.8         8.8        19.4        21.8
      Total utility           $38.2       $18.2       $58.0       $36.9
  Nonutility bulk power       $56.4       $11.4       $99.0       $23.4


        The increase in revenues from utility bulk power was due to increased sales which occurred primarily in the month of June as a result of a heat wave which increased the demand and prices for energy.

        The increase in nonutility revenues resulted primarily from increased bulk power sales (as shown in the table above) by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, Inc., which began operations in late 1996, and from Allegheny Energy Solutions, Inc. which was formed in the third quarter of 1997 to market energy to retail customers in deregulated markets and other energy-related services. Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions) recorded $6.6 million and $12.1 million of revenues for the three and six months ended June 30, 1998, respectively.


OPERATING EXPENSES

        Fuel expenses for the second quarter and first six months of 1998 and 1997 were as follows:

                           Three Months Ended    Six Months Ended
                                 June 30              June 30
                            1998        1997     1998        1997
                                   (Millions of Dollars)

Utility operations         $135.1      $127.2   $269.8      $261.8
Nonutility operations         4.5         6.1      9.5        11.9
 Total fuel expenses       $139.6      $133.3   $279.3      $273.7

        Fuel expenses for utility operations for three and six months ended June 30, 1998 increased primarily due to an increase in generation. The decrease in fuel expense for nonutility operations for the three and six months ended June 30, 1998 was due to a decrease in kWhs generated. This decrease was due primarily to a scheduled power station outage at Unit No. 1 of the Fort Martin Power Station which is 50% owned by the Company's nonutility subsidiary, AYP Energy, Inc. (AYP Energy).

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, and consists of the following items:

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                 1998        1997     1998        1997
                                         (Millions of Dollars)
Purchased power:
 Utility operations:
   From PURPA generation*       $33.7       $35.2    $ 67.9      $69.8
   Other                          6.4         7.7      15.3       16.2
     Total purchased power
       for utility operations    40.1        42.9      83.2       86.0
   Power exchanges, net          (1.7)       (1.3)      1.8        2.8
 Nonutility operations           57.3         2.2      97.5        5.5
   Purchased power and
     exchanges, net             $95.7       $43.8    $182.5      $94.3

*PURPA cost (cents per kWh)       5.4         5.7       5.5        5.7


        Nonutility purchased power is the result of power replacement requirements and transaction opportunities by AYP Energy which began operations in late 1996. The increase in nonutility purchases was due primarily to an increase in volume attributable to AYP Energy's increased participation in the market. Also contributing to the increase was an increase in price caused by the volatility in the spot prices for electricity in June.

        The AES Warrior Run PURPA power station project in Potomac Edison's Maryland jurisdiction is scheduled to commence generation in 1999. Potomac Edison unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost of power purchases ($60 million or more annually) and to prevent the need for increases in Potomac Edison's rates in Maryland because of the high cost of this energy. On July 30, 1998, a settlement agreement was filed with the Maryland Public Service Commission. See page 13 for further information on the agreement.

        Other operation expenses were as follows:

                             Three Months Ended    Six Months Ended
                                   June 30              June 30
                              1998        1997     1998        1997
                                      (Millions of Dollars)

Utility operations           $78.7       $68.8    $149.8      $139.0
Nonutility operations          3.5         3.1       7.2         5.7
  Total other operation
    expenses                 $82.2       $71.9    $157.0      $144.7

        The increase in utility other operation expenses for the three months ended June 30 was due primarily to increased provisions for uninsured claims ($2.8 million), allowances for uncollectible accounts ($1.1 million), rents ($.7 million), expenses related to competition and the Pennsylvania pilot ($.7 million), and research and development expenditures ($.7 million). The increase for the six months ended June 30, 1998 was similarly due primarily to increased allowances for uncollectible accounts ($2.5 million), expenses related to competition and the Pennsylvania pilot ($2.2 million), research and development expenditures ($1.5 million), and provisions for uninsured claims ($1.1 million).

        The increase in nonutility operation expenses in the six months ended June 30, 1998 was due primarily to sales expenses incurred by Allegheny Energy Solutions in marketing energy to retail customers in the Pennsylvania pilot program. The first six months of 1998 was the first full period of operations for Allegheny Energy Solutions. Both West Penn and Allegheny Energy Solutions expect to incur increased advertising and other sales-related expenditures to enhance sales and to build brand name recognition.

        Maintenance expenses decreased $3.9 million and $8.8 million for the three and six months ended June 30, 1998 due to decreased utility expenses of $5.0 million and $10.6 million for the three and six months ended June 30, 1998, respectively. Both 1998 periods include $4.2 million of incremental transmission and distribution (T&D) storm damage expenses incurred in June for three unusually strong thunderstorms in the subsidiaries' service territories. The decreases in utility maintenance expense were achieved through restructuring efforts and other cost controls. These utility reductions were offset in part by increased nonutility maintenance expense of $1.1 million and $1.8 million for the three and six months ended June 30, 1998, primarily related to a planned outage for maintenance of Unit No. 1 of the Fort Martin Power Station, 50% owned by AYP Energy. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the first six months decreased $.7 million, the net result of a $.8 million decrease for utility operations and a $.1 million increase for nonutility operations. The utility decrease reflects a reduction in West Penn's annual depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act.

        Taxes other than income taxes increased $1.6 million in the first six months due to increased utility taxes of $1.4 million due primarily to increased West Virginia Business and Occupation Taxes resulting from an adjustment for a prior period and increased property taxes related to an increase in the assessment of property in Maryland.

        The increases in federal and state income taxes for the three and six months ended June 30, 1998 were primarily due to increases in utility income before taxes.

        The decrease in other income, net, of $2.8 million in the second quarter of 1998 was due primarily to a 1997 second quarter deferral of merger-related expenditures. The decrease in other income, net, of $3.0 million in the six months ended June 30, 1998 was due primarily to a sale of land in the 1997 period by West Virginia Power and Transmission Company, a subsidiary of West Penn.

        The decreases in interest on long-term debt of $2.7 million and $3.4 million for the three and six months ended June
30, 1998, respectively, result from reduced long-term debt and lower rates on refunded debt.

        Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated rates.


Financial Condition

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following information.

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4, 5, and 6 to the Consolidated Financial Statements for information about merger activities, the Pennsylvania Customer Choice Act, and Maryland activities relating to the deregulation of electricity generation.


*    Risk Management

        Certain of the Company's subsidiaries use derivative instruments to manage the risk exposure associated with contracts they write for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a formal risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At June 30, 1998, the trading books of the Company's subsidiaries consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. During 1998, the subsidiaries also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits. See page 13 for more information on trading activities.


*    Year 2000 Readiness

        As the Year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company is proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000 (Y2K) and beyond. An Executive Task Force is coordinating the efforts of 21 separate Y2K Teams, representing all business and support units in the Company.

        The Company has segmented the Y2K problem into the following components:

*    Computer software
*    Embedded chips in various equipment
* Vendors and other organizations on which the Company relies for critical materials and services.

        The Company's effort for each of these three components includes assessment of the problem areas, remediation, testing and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The Company has expended significant time and money over the past several years on upgrading and replacing its large and complex computer systems and software to achieve greater efficiency as well as Y2K readiness. As a result, the Company expects these systems to achieve a state of Y2K readiness on or about March 31, 1999, subject to continuing review and testing.

        Various equipment used by the Company includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The Company's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, remediation initiated as needs are identified, with 1999 to complete remediation and testing.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The Company is working with the Edison Electric Institute (EEI), the Electric Power Research Institute (EPRI), the North American Electric Reliability Council
(NERC), and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The effort with regard to vendors and other organizations is to obtain reasonable assurance of their readiness to conduct operations at the Year 2000 and beyond and, where reasonable assurance is questionable, to develop contingency plans. Of particular concern are telecommunications systems which are integral to the Company's electricity production and distribution operations. While the Company will develop contingency plans for critical telecommunication needs, there can be no assurance that the contingency plans could cope with a significant failure of major telecommunication systems.

        The Company is aware of the importance of electricity to its service territory and its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation, and component testing for noncompliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $15 million.

        The descriptions herein of the elements of the Company's Y2K effort are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates of assessment, remediation, testing and contingency planning activities and dates for perceived problems not yet identified. There can be no assurance that actual results will not materially differ from expectations.


*    Environmental Issues

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

*    Electric Energy Competition

        The Company is working actively within its states to advance customer choice. However, the Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Although several restructuring bills were introduced in the House and Senate in 1998, Congress is not expected to move legislation on restructuring this year.

        In addition to deregulation activities in Pennsylvania and Maryland, the Company serves customers in three other states which are exploring the move toward competition and deregulation.

        The West Virginia Legislature passed a House Bill on March 14, 1998 which sets the stage for the restructuring of the electric utility industry in West Virginia. The House Bill directed the West Virginia Public Service Commission (West Virginia PSC) to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also set up a task force of all interested parties to participate in the plan development. The West Virginia PSC has been conducting meetings of the Task Force on Restructuring over the summer to examine if competition is in the best interest of the state and, if so, to develop a transition plan. All interested parties have participated in the process which is nearing the end of its official schedule with little apparent progress concerning a defined plan for restructuring. The deadline to file a consensus workshop report and comments regarding the Commission's public interest determination is August 26, 1998. The Commission also announced a series of five public hearings in August and September to allow for broader public input into the process. Evidentiary hearings are scheduled for September 29, 1998 to address utility unbundling and stranded cost filings.

        In early March 1998, the Virginia Senate joined the House of Delegates in approving a timetable for restructuring the state's electric utility industry to allow retail competition. The legislation will give Virginians choice of their electric power suppliers beginning on January 1, 2004. The details will be worked out over the coming year by a special Senate-House subcommittee that has been studying restructuring for two years. The joint legislative subcommittee studying utility restructuring has held a series of meetings to examine the issues associated with restructuring. Two subcommittees have been established to examine structure and transmission issues and stranded costs.
All interested parties have been invited to participate in the process. The State Corporation Commission (SCC) ordered two utilities, but not Potomac Edison, to develop retail pilot programs. Those utilities have until November 1, 1998 to develop and submit their retail pilot programs to the SCC.

        In late March, bills to start competition in Ohio were introduced in both houses of the General Assembly. In their current form, the bills would allow residential customers to choose their electric provider beginning July 1, 1999 for service beginning January 1, 2000. However, the bills have not been fully supported by legislative bodies or by the utilities in the state. A new version of the bills is being developed.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On September 29, 1997, the City of Pittsburgh filed an antitrust and breach of contract lawsuit in the United States District Court for the Western District of Pennsylvania against the Company, West Penn, DQE, Inc. and Duquesne Light Company.
The complaint alleged eight counts, two of which were claimed violations of the antitrust statutes and six were state law claims. The relief sought included a request for an injunction preventing the proposed merger between the Company and DQE, Inc. The complaint also requested unspecified monetary damages relating to alleged collusion between the two companies in their actions dealing with proposals to provide electric service to redevelopment zones in the city. On October 27, 1997, all defendants filed motions to dismiss the complaint. On January 6, 1998, the District Court issued an Order which granted the motions to dismiss the federal claims for failure to state a claim, and dismissed the state claims for lack of subject matter jurisdiction. On January 14, 1998, the City appealed the Order to the United States Court of Appeals for the Third Circuit. On June 12, 1998, the United States Third Circuit Court of Appeals affirmed the District Court's decision of January 1998 to dismiss the City of Pittsburgh's lawsuit against the Company, West Penn, DQE, Inc., and Duquesne Light Company. The City filed a motion for reconsideration en banc with the Third Circuit. On July 8, 1998, the City of Pittsburgh reached a settlement with the Company in the City's pursuit of lower electric utility costs for consumers. Under the terms of the settlement, the City agreed to withdraw all opposition to the proposed merger, to dismiss its motion for reconsideration in federal court, and not to re-file any claims in state court. The Company agreed to pay the City's legal fees and to support the City's efforts to obtain favorable redevelopment zone rates from the Pennsylvania Public Utility Commission (PUC). In addition, if the merger is consummated, the Company agreed to make a contribution of $4,000,000 to the Pittsburgh Development Fund of the Urban Redevelopment Authority and to maintain annual charitable giving in the City. The Company also repeated in the settlement the same commitments it had made to the PUC regarding participation in an independent system operator and relinquishment of control of 570 MW of capacity.

        On June 26, 1998, West Penn filed a complaint in the United States District Court for the Western District of Pennsylvania challenging the PUC's interpretation and application of the Competition Act in Pennsylvania. The Complaint alleges various violations of federal law and the constitutional rights of West Penn. The Complaint seeks monetary relief, a declaration that the Competition Act violates federal law and the United States Constitution, and a permanent injunction prohibiting the PUC from acting on its Order. Also, on June 26, 1998, West Penn filed a petition for review of the PUC Order in the Commonwealth Court of Pennsylvania, alleging numerous errors of law and abuse of discretion by the PUC. Various other parties have cross-appealed or intervened in West Penn's case. The Company filed a motion for stay with the Commonwealth Court on July 23, 1998 specifically seeking to stay the PUC's accelerated implementation schedule for competition. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    (a)  Date and kind of meeting:

         At the annual meeting of stockholders held on May 14, 1998, votes were taken for the election of directors to serve until the next annual meeting of stockholders, the approval of the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as independent accountants, the implementation of a long-term incentive plan, and a pay package for executives indexed to the Company's stock performance. The total number of votes cast was 96,343,891 with the following results:


Nominees for Director      Votes for          Votes Withheld

Eleanor Baum              95,551,985              791,906
William L. Bennett        95,539,374              804,517
Wendell F. Holland        95,555,989              787,902
Phillip E. Lint           95,496,489              847,402
Frank A. Metz, Jr.        95,544,655              799,236
Alan J. Noia              95,557,831              786,060
Steven H. Rice            95,569,301              774,590
Gunnar E. Sarsten         95,572,452              771,439



                                     Votes For   Votes Against   Abstentions

Approval of independent
  accountants                       92,946,325      2,161,834     1,235,725

Proposal to approve the
  implementation of a
  long-term incentive plan          56,710,698     23,994,706     1,437,157

Stockholder proposal recommending
  that the complete pay package of
  the Company's ten highest paid
  executives be indexed to the
  Company's stock performance       12,798,167     65,561,926     3,783,567


       The stockholders approved the Company's independent accountants and the implementation of a long-term incentive plan.
The stockholders did not approve the stockholder proposal that the complete pay package of the Company's ten highest paid executives be indexed to the Company's stock performance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
          (3)(ii) By-laws of the Company, as amended, dated May 14, 1998.
         (27)     Financial Data Schedule

    (b) On April 2, 1998, the Company filed a Form 8-K concerning the March 25, 1998 recommendations of the Pennsylvania Administrative Law Judges (ALJs) in the Company's merger case and West Penn Power Company's restructuring case, and the March 25, 1998 settlement agreement approved by the Maryland Public Service Commission. A copy of the press release issued by the Company on March 26, 1998 concerning the ALJs decisions in both the merger case and the restructuring case was filed as an exhibit.

         On June 12, 1998, the Company filed a Form 8-K and a Form 8-K/A concerning the Pennsylvania Public Utility
         Commission's final orders on West Penn Power Company's restructuring plan and on the Company's application for approval to merge. The Company filed motions for reconsideration of both Orders.

         On July 27, 1998, the Company filed a Form 8-K concerning the Pennsylvania Public Utility Commission's May 29, 1998 Order on West Penn Power Company's stand-alone restructuring plan which was denied in part and accepted in part as to West Penn's claim to stranded cost recovery. As determined under SFAS No. 101, a write-off of the disallowances in the PUC's Order was required.

         On July 30, 1998, the Company filed a Form 8-K which consisted of a July 28, 1998 letter from the President and Chief Executive Officer of DQE, Inc. to the Chairman, President, and Chief Executive Officer of the Company. The filing also included a July 30, 1998 press release which responded to the letter referenced above and included a letter from the Company to DQE, Inc.


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

August 13, 1998