Form 10-Q
period 1998-09-30
ALLEGHENY ENERGY INC
filed 1998-11-16
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1998


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

   At November 16, 1998, 122,436,317 shares of the Common Stock
($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

         Form 10-Q for Quarter Ended September 30, 1998



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Consolidated statement of income -
   Three and nine months ended September 30, 1998 and 1997    3


 Consolidated balance sheet - September 30, 1998
   and December 31, 1997                                      4


 Consolidated statement of cash flows -
   Nine months ended September 30, 1998 and 1997              5


 Notes to consolidated financial statements                  6-12



 Management's discussion and analysis of financial
   condition and results of operations                      13-26



PART II--OTHER INFORMATION                                    27

                                        ALLEGHENY ENERGY, INC.
                                   Consolidated Statement of Income
                                        (Thousands of Dollars)




                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                        1998           1997             1998             1997

    ELECTRIC OPERATING REVENUES:
      Utility                                       $   620,254    $   566,791      $ 1,780,637      $ 1,699,983
      Nonutility                                        106,353         28,334          219,092           52,872
                Total Operating Revenues                726,607        595,125        1,999,729        1,752,855


    OPERATING EXPENSES:
      Operation:
       Fuel                                             151,805        143,901          431,091          417,643
       Purchased power and exchanges, net               145,545         52,950          328,000          147,299
       Deferred power costs, net                            932            587           (1,319)          (6,366)
       Other                                             78,361         78,872          235,327          223,560
      Maintenance                                        49,447         51,679          161,918          172,966
      Depreciation                                       66,834         69,224          203,714          206,760
      Taxes other than income taxes                      49,631         45,867          147,094          141,715
      Federal and state income taxes                     55,448         41,410          140,528          119,076
              Total Operating Expenses                  598,003        484,490        1,646,353        1,422,653
              Operating Income                          128,604        110,635          353,376          330,202

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                            (475)         1,033              841            3,309
      Other income, net                                     (76)        11,125            1,547           15,705
              Total Other Income and Deductions            (551)        12,158            2,388           19,014
              Income Before Interest Charges and
                Preferred Dividends                     128,053        122,793          355,764          349,216

    INTEREST CHARGES AND PREFERRED DIVIDENDS:
      Interest on long-term debt                         38,786         43,428          122,335          130,362
      Other interest                                      5,630          3,233           14,279           10,852
      Allowance for borrowed funds used during
       construction                                      (1,417)        (1,010)          (2,643)          (3,040)
      Dividends on preferred stock of subsidiaries        2,318          2,334            6,929            6,960
              Total Interest Charges and
                Preferred Dividends                      45,317         47,985          140,900          145,134

    Consolidated Income Before
       Extraordinary Charge                              82,736         74,808          214,864          204,082
    Extraordinary Charge, net (1)                         -              -             (265,446)           -
    CONSOLIDATED NET INCOME (LOSS)                  $    82,736    $    74,808      $   (50,582)     $   204,082

    COMMON STOCK SHARES OUTSTANDING (average)       122 436 317    122 430 327      122 436 317      122 131 679

    BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
    Consolidated income before extraordinary charge       $0.68          $0.61            $1.76            $1.67
    Extraordinary charge, net (1)                         -              -               ($2.17)           -
    Consolidated net income (loss)                        $0.68          $0.61           ($0.41)           $1.67




    See accompanying notes to consolidated financial statements.

    (1) See Note 6 in the notes to the consolidated financial statements.

                                     ALLEGHENY ENERGY, INC.
                                   Consolidated Balance Sheet
                                     (Thousands of Dollars)


                                                       September 30,           December 31,
                                                           1998                    1997
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $226,709
           and $229,785 under construction            $   8,536,668           $  8,451,424
         Accumulated depreciation                        (3,307,097)            (3,155,210)
                                                          5,229,571              5,296,214
      Investments and Other Assets:
         Subsidiaries consolidated--excess of cost
            over book equity at acquisition                  15,077                 15,077
         Benefit plans' investments                          81,591                 79,474
         Nonutility investments                               6,847                  4,992
         Other                                                1,567                  1,559
                                                            105,082                101,102
      Current assets:
         Cash and temporary cash investments                 16,292                 26,374
         Accounts receivable:
            Electric service, net of $19,757 and
               $17,191 uncollectible allowance              285,490                296,082
            Other                                            18,291                 12,312
         Materials and supplies--at average cost:
            Operating and construction                       80,864                 80,836
            Fuel                                             57,069                 63,361
         Prepaid taxes                                       66,205                 51,724
         Other, including current portion of
            regulatory assets                                45,046                 24,005
                                                            569,257                554,694
      Deferred Charges:
         Regulatory assets                                  719,452                586,125
         Unamortized loss on reacquired debt                 46,568                 49,550
         Other                                               75,856                 66,406
                                                            841,876                702,081

                Total Assets                          $   6,745,786           $  6,654,091

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                 $     153,045           $    153,045
         Other paid-in capital                            1,044,085              1,044,085
         Retained earnings                                  851,243              1,059,768
                                                          2,048,373              2,256,898
         Preferred stock                                    170,086                170,086
         Long-term debt and QUIDS                         2,178,536              2,193,153
                                                          4,396,995              4,620,137
      Current Liabilities:
         Short-term debt                                    218,600                206,401
         Long-term debt due within one year                  60,000                185,400
         Accounts payable                                   113,025                129,989
         Taxes accrued:
            Federal and state income                         31,177                 10,453
            Other                                            55,456                 55,428
         Interest accrued                                    36,766                 40,000
         Adverse power purchase commitments                  35,380                 -
         Other                                               77,877                 74,170
                                                            628,281                701,841
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                      127,371                133,316
         Deferred income taxes                              870,488              1,031,236
         Regulatory liabilities                              83,567                 91,178
         Adverse power purchase commitments                 550,539                 -
         Other                                               88,545                 76,383
                                                          1,720,510              1,332,113

                Total Capitalization and Liabilities  $   6,745,786           $  6,654,091




      See accompanying notes to consolidated financial statements.

                                      ALLEGHENY ENERGY, INC.
                              Consolidated Statement of Cash Flows
                                      (Thousands of Dollars)


                                                               Nine Months Ended
                                                                  September 30
                                                              1998              1997

    CASH FLOWS FROM OPERATIONS:
         Consolidated net (loss) income                   $  (50,582)       $  204,082
         Extraordinary charge, net of taxes                  265,446             -
         Consolidated income before extraordinary charge     214,864           204,082

         Depreciation                                        203,714           206,760
         Deferred investment credit and income taxes, net     17,123            46,698
         Deferred power costs, net                            (1,319)           (6,366)
         Allowance for other than borrowed funds used
             during construction                                (841)           (3,309)
         Restructuring liability                               -               (47,479)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                       4,613            40,147
                Materials and supplies                         6,264           (11,512)
                Accounts payable                             (16,964)          (25,001)
                Taxes accrued                                 20,752           (14,365)
                Interest accrued                              (3,234)            2,462
         Other, net                                              615            18,822
                                                             445,587           410,939

    CASH FLOWS FROM INVESTING:
         Utility construction expenditures (less allowance
            for equity funds used during construction)      (159,886)         (161,226)
         Nonutility investment                                (4,866)           (3,613)
                                                            (164,752)         (164,839)


    CASH FLOWS FROM FINANCING:
         Sale of common stock                                  -                16,706
         Issuance of long-term debt                          211,952             -
         Retirement of long-term debt                       (357,125)          (36,892)
         Short-term debt, net                                 12,199           (45,390)
         Cash dividends on common stock                     (157,943)         (157,547)
                                                            (290,917)         (223,123)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS        (10,082)           22,977
    Cash and Temporary Cash Investments at January 1          26,374            19,242
    Cash and Temporary Cash Investments at September 30   $   16,292        $   42,219


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)           $129,923          $135,324
             Income taxes                                    107,519            87,071




    See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1997 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


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


3. The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation as to future results. The Company's comprehensive income does not differ from its consolidated net income. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest Independent System Operator (ISO) is the regional transmission entity that will best serve the interests of the Ohio customers of the Company and will best mitigate any market power issues which might exist.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to the Company after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to the Company in response to a Petition for Reconsideration filed by the Company on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, the Company reiterated its commitment to staying in and supporting the Midwest ISO subject to merger consummation, and also offered to relinquish some generation in order to mitigate market power concerns. The Company committed to relinquishing control of the 570 megawatts (MW) Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, the Company could be required to divest up to 2,500 MW of generation, if the PUC were to so order.

   In a letter to the Company dated July 28, 1998, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania subsidiary described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited the Company to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if the Company was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, the Company informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that the Company remains committed to the merger, and that if DQE prevents completion of the merger, the Company would pursue all remedies available to protect the legal and financial interests of the Company and its shareholders. The Company has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   On September 16, 1998, the Federal Energy Regulatory
   Commission (FERC) approved the Company's merger with DQE with conditions that were acceptable to the Company. The principal condition is divestiture of the Cheswick Generating
   Station which enhances the proposal initially made by the Company and DQE to mitigate market power concerns.

   On October 5, 1998, DQE notified the Company that it had decided to terminate the merger. In response, the Company filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a complaint for specific performance of the merger agreement or, alternatively, damages and motions for a temporary restraining order and preliminary injunction against DQE.

   On October 28, 1998, the District Court denied the Company's motions for a temporary restraining order and preliminary injunction. The District Court did not rule on the merits of the complaint for specific performance or damages. On October 30, 1998, the Company appealed the District Court's order to the United States Court of Appeals for the Third Circuit. The Company cannot predict the outcome of the litigation between it and DQE.

   All of the Company's incremental costs of the merger process ($16.9 million through September 30, 1998) are being deferred. The accumulated merger costs will be written off by the combined company when the merger occurs, or by the Company if it is determined that the merger will not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. Approximately 45% of the Company's retail revenues are from its Pennsylvania subsidiary, West Penn Power Company (West Penn). On August 1, 1997, West Penn filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of transition costs (sometimes referred to as stranded costs) through a Competitive Transition Charge (CTC).

   Transition costs are costs incurred under a regulated environment, which are not expected to be recoverable in the transition to a competitive market. The amount of transition costs has been a key issue in the restructuring proceedings. Since the installed costs of utility facilities are known, the key variable in transition cost determinations in Pennsylvania was the projection of market prices of electricity in future periods. West Penn's restructuring plan filing included its determination of its transition costs based on its projection of future market prices. West Penn's recoverable transition costs were limited to $1.2 billion by rate caps mandated by the Customer Choice Act.

   On May 29, 1998, the PUC issued an Order authorizing West Penn recovery of approximately $525 million in transition costs, with a return, based on alternative projections of future market prices. On June 26, 1998, the PUC denied, except for minor corrections, a request by West Penn for reconsideration of the May 29 Order. On that same day, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order.
   West Penn also filed an original jurisdiction action in state court. While pursuing its litigation, West Penn has participated in PUC-sponsored settlement discussions with interested parties regarding issues related to the restructuring Order.

   On November 4, 1998, the PUC tentatively approved an agreement between West Penn and intervenors to settle the restructuring proceeding. The settlement agreement includes the following provisions:

   * Agreement by the parties to withdraw all litigation related to the Pennsylvania deregulation proceedings.

   * Establishment of an average shopping credit of 3.16 cents per kilowatt-hour in 1999 for West Penn customers who shop for the generation portion of electricity services.

   * Two-thirds of West Penn's customers will have the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.

   * Provides for a 2.5 percent rate decrease (about $25 million) throughout 1999, accomplished by an equal percentage decrease for each rate class.

   * Provides that customers will have the option of buying electricity from West Penn at capped generation rates through 2008, and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to increases prescribed in the Public Utility Code, including prudent increases in power purchase costs.

   * Prohibits complaints challenging West Penn's regulated transmission and distribution rates through 2005.

   * Provides about $16 million of West Penn funding for the development and use of renewable energy and clean energy technologies, energy conservation, energy efficiency, etc.

   * Permits recovery of $670 million in transition costs over 10 years beginning in January 1999 for West Penn. In the event that the merger of Allegheny Energy, Inc. and DQE, Inc. is consummated, the transition costs will be adjusted to $630 million plus a regulated return to provide a sharing of merger synergy savings with customers.

   * Allows for income recognition of transition cost recovery in the earlier years of the transition period to reflect the PUC's projections that electricity market prices are lower in the earlier years.

   * Grants West Penn's application to issue bonds to "securitize" up to $670 million (or $630 million in the event of the merger) in transition costs and to provide 75 percent of the associated savings to customers with 25 percent to shareholders.

   * Authorizes the transfer of West Penn's generating assets to a non-regulated corporate entity at book value and the unregulated business received authorization, subject to a code of conduct, to sell generation capacity and energy in unregulated markets.

   * If West Penn is forced to divest some generating assets or chooses to divest all of its generation before 2002, the CTC will be adjusted, either up or down, based on the results of such divestiture.


   Pursuant to PUC orders, including the tentatively approved settlement agreement, starting in 1999 West Penn will unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation will be open to competition, West Penn will continue to provide regulated transmission and distribution services to customers in its service area at PUC and FERC regulated rates, and will be the electricity provider of last resort (PLR) for those customers who decide not to choose another electricity supplier.

   As stated above, West Penn made its filing concerning its transition cost requirements based on its early 1997 projection of market prices. The PUC issued its May 29, 1998 Order to West Penn, as well as its 1998 orders to all other Pennsylvania electric utilities, based on alternative projections. Current prices, which the Company believes are being influenced, among other things, by price volatility in the summer of 1998, are equal to and in some cases slightly higher than the projections adopted by the PUC in its deregulation orders issued to the Company and other utilities in Pennsylvania. If the PUC's projections are correct, West Penn believes that the transition costs provided will be sufficient to permit it to recover its embedded costs, with a return, during the transition from regulation to deregulation of electricity generation.

   The terms of the settlement will require a charge to earnings in the fourth quarter of about $55-60 million ($33-36 million after tax) for the 1999 one-year rate decrease of about $25 million, the funding of renewable energy, etc., of about $15 million and an adjustment of about $15-20 million to the amount of the extraordinary charge recorded in the second quarter of 1998.

   The Company anticipates the PUC tentative approval of the settlement agreement will become final and nonappealable before the end of 1998.


6. As required by the Maryland PSC, the Company's Maryland subsidiary, The Potomac Edison Company, on July 1, 1998 filed testimony in Maryland's investigation into stranded costs, price protection, and unbundled rates. The filing also requested a surcharge to recover the cost of the Warrior Run cogeneration project which is scheduled to commence production on October 1, 1999. Hearings are scheduled to begin in April 1999. A second PSC proceeding is planned to begin examining market power protective measures in December 1999. Under the PSC's current timetable, a third of the state's electricity customers would be able to choose their electricity suppliers beginning in July 2000, and all customers would have choice by mid-2002. On October 9, 1998, the Company and four other electric utilities operating in Maryland, filed appeals which request judicial review of decisions by the PSC in which the PSC asserted it has authority to restructure the electric utility industry without authorization from the state legislature. The appeals allow the restructuring process to continue on schedule, while preserving the legal rights of utility companies to have state courts review PSC decisions.


7. As a result of the May 29, 1998 PUC Order described in Note 5 above, West Penn has determined that it is required to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71." In doing so, West Penn determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) was required to reflect a write-off of certain disallowances in the PUC's Order. The write-off, recorded in June 1998, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order as follows:

                                                       (Millions of Dollars)

   AES Beaver Valley nonutility generation contract            $201.4
   AGC pumped storage capacity contract                         177.2
   Other                                                         72.0
     Total                                                     $450.6


   In 1985, West Penn entered into a contract with AES
   Corporation for the purchase of energy from AES's Beaver
   Valley generating plant in Pennsylvania pursuant to the requirements of the Public Utility Regulatory Policies Act of
   1978 (PURPA) at prices then determined under the Act.

   West Penn owns 45% of AGC, which owns an undivided 40% interest in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia. West Penn buys AGC's capacity in the station priced under a cost of service formula wholesale rate schedule approved by the FERC.

   Under both of these contracts, West Penn has purchase commitments at costs in excess of the market value of energy from the plants. Because of utility restructuring under the Customer Choice Act, these commitments have been determined to be adverse purchase commitments requiring accrual as loss contingencies pursuant to SFAS No. 5, "Accounting for Contingencies." The extraordinary charge for these contracts is the net result of such excess cost accruals (recorded in June as adverse power purchase commitments) less estimated revenue recoveries authorized in the PUC Order (recorded in June 1998 as regulatory assets) as follows:

                                                       AES            AGC
                                                  Beaver Valley   Bath County
                                                     (Millions of Dollars)

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

   As described in Note 5 above, the PUC issued a tentative Order on November 4, 1998, tentatively approving a settlement agreement between West Penn and parties to its restructuring proceedings in Pennsylvania. As a result, West Penn in the fourth quarter expects to increase the amount of the write-off by about $15-20 million to reflect the agreement provision that future recoveries should be allocated first to return and then to cost recovery, resulting in a decrease to regulatory assets recorded in June 1998.

   The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS 71.

                                                  September      December
                                                     1998          1997
                                                  (Thousands of Dollars)

   Property, plant and equipment at
     original cost                               $1,916,639    $1,951,066
     Amounts under construction included above       39,618        51,715
   Accumulated depreciation                        (816,511)     (793,166)


8. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                1998                       1997
                         Number       Amount        Number       Amount
                       of Shares    Per Share     of Shares    Per Share

   First Quarter      122,436,317      $.43      121,840,327      $.43
   Second Quarter     122,436,317      $.43      122,111,567      $.43
   Third Quarter      122,436,317      $.43      122,436,317      $.43


9. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to establish standards for reporting information about operating segments in financial statements. The Company currently reports utility and nonutility segments and continues to review this standard for further potential effect on the Company's financial statement disclosures.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company makes only limited use of derivative instruments and hedging activities, and is in the process of evaluating the impact of SFAS No. 133.

                          ALLEGHENY ENERGY, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


   COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
       WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


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

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company's subsidiaries; environmental legislative and regulatory changes; future economic conditions; earnings retention and dividend payout policies; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1998

*    Merger with DQE

        In a letter to the Company dated October 5, 1998, DQE stated that it had decided to terminate the merger. In response, the Company filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998 a complaint for specific performance of the merger agreement or, in the alternative, damages, and also filed a request for a temporary restraining order and preliminary injunction against DQE. See
Note 4 to the Consolidated Financial Statements for more information about the merger. The Company believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, the Company continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless the Company obtains judicial relief requiring DQE to move forward. The Company cannot predict the outcome of the litigation between it and DQE.


*    Pennsylvania Deregulation

        On November 4, 1998, the Pennsylvania Public Utility Commission (PUC) tentatively approved an agreement between West Penn Power Company (West Penn), the Company's Pennsylvania electric utility subsidiary, and intervenors in West Penn's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric supplier and deregulate electricity generation. See Notes 5 and 7 to the Consolidated Financial Statements for details of the settlement agreement and other information about the deregulation process.

        Under the deregulation legislation, all utilities were provided an opportunity to recover their transition (or stranded) costs, as further described in Note 5. As also further described in Note 5, the determination of transition costs relied heavily on projections of future market prices of electricity. West Penn's transition cost recovery claim of $1.2 billion was the subject of significant disagreement and debate, as were the transition cost claims of the other Pennsylvania utilities.

        Under the tentatively approved settlement agreement, West Penn has been authorized to recover $670 million of transition costs ($630 million if the DQE merger is consummated, see Note
5), plus a return, and to record the income therefrom in the earlier years of the transition period when electricity market prices are assumed to be lowest. Additionally, as described in
Note 7, West Penn will have written off as an extraordinary item in 1998 about $465-470 million of costs which it deemed not recoverable under the deregulation process. $451 million of this amount was recorded in the second quarter.

        Under the terms of the settlement agreement, two-thirds of West Penn's customers will be permitted to choose an alternate generation supplier beginning in January 1999. All West Penn customers can do so beginning in January 2000. (West Penn customers represent about 45% of the Company's electricity generation business.) They can also choose to remain as a West Penn customer at West Penn's capped generation rates, or to alternate back and forth. Under the law all electric utilities, including West Penn, retain the responsibility of electricity provider of last resort (PLR) to all customers in their respective franchise territories that do not choose an alternate supplier.

        Beginning in 1999, in Pennsylvania, electricity supply and electricity delivery will be two separate businesses. The transmission and distribution "wires" business will be under traditional regulated rate making, and the electricity generation business will be deregulated with pricing determined by the market place. The "wires" business will have the PLR responsibility and will generally obtain its electricity supply from the market primarily by competitive bidding, including bids from an affiliated generation business. The generation business will be free to sell, subject to a code of conduct, West Penn's generation capacity and energy in the open wholesale and retail markets, except that it is not permitted to sell at retail in West Penn's franchise territory through the year 2003.

        The settlement agreement permits the transfer of West
Penn's generation assets to the unregulated generation business at West Penn's embedded cost book values.

        Current electricity supply prices are below the level required to produce results of operations equal to that obtained in the regulated environment primarily because, in the Company's opinion, of abundant generation from other states, as well as in Pennsylvania, to supply the limited market of Pennsylvania. The Company believes that the utilities in states that are not yet deregulated are now selling and will continue to sell electricity into Pennsylvania at marginal cost while their fixed costs are recovered from franchise customers in their home state territories.

        The PUC's projections of electricity market prices recognized this possibility, among others, and accordingly assumed depressed prices in the earlier years of the transition process from regulation to deregulation. The projections further assumed that prices would increase in later years due to increasing demand from deregulation in other states and normal increases in customer demand, particularly because of competition.

        The forward-looking statements above are provided to describe the Company's plans and its reasoning for actions taken. Of necessity its plans are based on assessments of future events. There can be no assurance that actual results will not materially differ from expectations.


*    Maryland Settlement and Deregulation

        After substantial negotiations, the Company's Maryland subsidiary, The Potomac Edison Company (Potomac Edison) reached a settlement agreement with various parties on the Office of People's Counsel's (OPC) petition for a reduction in Potomac Edison's Maryland rates. The agreement, which includes recognition of costs to be incurred from the Warrior Run cogeneration project, was filed with the Maryland Public Service Commission (Maryland PSC) on July 30, 1998 and approved by that Commission on October 27, 1998. Under the terms of the agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from AES's Warrior Run generation project net of alleged overearnings of $52 million for the same period absent these adjustments. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12.0 million in 1999, $18.0 million in 2000, and $22.0 million in 2001. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a threshold return on equity (ROE) level of 11.4% for 1999-2001. This sharing will occur through an after-the-fact true-up conducted after each calendar year is completed. In the event the merger with DQE is consummated, an additional rate reduction of $4.4 million annually will occur. "Warrior Run" is a cogeneration project being built by AES Corporation in western Maryland. Potomac Edison is required to purchase the project's energy at above-market prices pursuant to the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

        On July 1, 1998, Potomac Edison filed testimony in Maryland's investigation into stranded costs, price protection, and unbundled rates. See Note 6 to the Consolidated Financial Statements for more information regarding the Maryland filing.

*    Virginia Rate Settlement

        On August 7, 1998, the Virginia State Corporation Commission (Virginia SCC) approved an agreement reached between Potomac Edison and the Staff of the Virginia SCC which will reduce base rates for Virginia customers beginning September 1, 1998 by about $2.5 million annually. The review of rates was required by an annual information filing in Virginia.


Review of Operations

EARNINGS SUMMARY
                                        Consolidated Net Income (Loss)
                                  Three Months Ended     Nine Months Ended
                                     September 30           September 30
                                   1998        1997      1998         1997
                                            (Millions of Dollars)

Utility Operations                $90.8       $79.2     $232.2       $214.9
Nonutility Operations              (8.1)       (4.4)     (17.4)       (10.8)
Consolidated Income Before
  Extraordinary Charge             82.7        74.8      214.8        204.1
Extraordinary Charge                                    (265.4)
Consolidated Net Income (Loss)    $82.7       $74.8     $(50.6)      $204.1


                                             Earnings Per Share
                                  Three Months Ended     Nine Months Ended
                                     September 30           September 30
                                   1998        1997      1998         1997

Utility Operations                 $.74        $.65     $1.90        $1.76
Nonutility Operations              (.06)       (.04)     (.14)        (.09)
Consolidated Income Before
  Extraordinary Charge              .68         .61      1.76         1.67
Extraordinary Charge                                    (2.17)
Consolidated Net Income (Loss)     $.68        $.61     $(.41)       $1.67


        The increase in utility earnings in the third quarter and first nine month periods, before the previously reported second quarter extraordinary charge, was due primarily to increased kilowatt-hour (kWh) sales to retail customers. The increase in nonutility losses for the three and nine months ended September 30, 1998 resulted primarily from energy sales commitments in excess of owned generating capacity which required settlement by open market purchases during a period of high wholesale prices. See Note 7 to the Consolidated Financial Statements for information about the extraordinary charge.

SALES AND REVENUES

        Total operating revenues for the third quarter and first nine months of 1998 and 1997 were as follows:

                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                   1998        1997       1998         1997
                                            (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Bundled retail sales          $555.9      $527.5    $1,619.4     $1,594.7
    Unbundled retail sales           4.6         -          10.5         -
    Wholesale and other             17.8        14.2        50.8         43.4
    Bulk power and trans-
      mission services sales        41.9        25.1        99.9         61.9
        Total utility revenues     620.2       566.8     1,780.6      1,700.0
  Nonutility revenues              106.4        28.3       219.1         52.9
        Total operating
          revenues                $726.6      $595.1    $1,999.7     $1,752.9


        The increase in third quarter and first nine months bundled retail sales (full service sales to retail customers) is primarily due to increased kWh sales to retail customers due to third quarter weather which was 50% warmer than 1997 and 16% warmer than normal as measured in cooling degree days. Retail sales include sales to residential, commercial, industrial, and street lighting customers. The increase in the first nine months is also due to an increase in the number of customers. However, the first nine months included reduced residential kWh sales which resulted from first quarter winter weather which was 14% warmer than 1997 and 21% warmer than normal as measured in heating degree days. Bundled retail sales revenues were also affected by the Customer Choice Act in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose a generation supplier other than their own local franchise utility. As a result, 5% of previously fully bundled customers chose to participate in the Pennsylvania pilot program and were required to buy energy from another supplier of their choice.
The pilot program began on November 1, 1997 and will continue through December 31, 1998. Unbundled retail sales revenues represent transmission and distribution revenues from Pennsylvania pilot customers who chose another supplier to provide their energy needs.

        To assure participation in the pilot program, pilot participants are receiving an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the PUC is artificially high, with the result that West Penn could suffer a revenue loss of up to $10 million in 1998 for the pilot. The PUC has approved West Penn's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset. Wholesale and other revenues include an accrual of such revenue losses, as well as sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the subsidiaries under regulation by the FERC) and non-kWh revenues. The increase in wholesale and other revenues was due primarily to $2.5 million and $5.8 million for the three and nine months ended September 30, 1998, respectively, of deferred net revenue losses recorded as a regulatory asset to offset revenue losses suffered as a result of the pilot.

        Utility and nonutility sales include sales of bulk power to power marketers and other utilities. Utility sales also include sales of transmission services to such marketers and utilities. Significant bulk power sales acted as a hedge to offset certain second and third quarter trading losses in nonutility operations. The Company has discontinued the types of trading activities which caused the losses. Bulk power and transmission sales for the third quarter and first nine months were as follows:

                               Three Months Ended    Nine Months Ended
                                  September 30         September 30
                                1998        1997     1998         1997
KWh Sales (in billions):
  Utility:
    Bulk power                    .9          .6      2.4          1.2
    Transmission services        2.6         3.0      6.4          9.8
      Total utility              3.5         3.6      8.8         11.0
  Nonutility bulk power          2.7         1.1      6.4          2.3

Revenues (in millions):
  Utility:
    Bulk power                 $23.3       $15.1    $61.9        $30.3
    Transmission services       18.6        10.0     38.0         31.6
      Total utility            $41.9       $25.1    $99.9        $61.9
  Nonutility bulk power        $95.9       $27.6   $194.9        $51.1


        The increase in revenues from utility bulk power was due to increased sales which occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. The increase in revenues from utility transmission services was due to an increase in price.

        In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The potential exists for such volatility to significantly affect the Company's operating results. The impact on such results, either positively or negatively, depends on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, the open commitments which exist at such times, and whether the effects of such transactions by the Company's utility subsidiaries are includable in fuel or energy cost recovery clauses in their respective jurisdictions. The impact of such price volatility in June and the third quarter of 1998 differed between the Company's utility and nonutility subsidiaries but was insignificant in total.

        The increase in nonutility revenues resulted primarily from increased bulk power sales by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, Inc., which began operations in late 1996, and from Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions) which was formed in the third quarter of 1997 to market energy to retail customers in deregulated markets and other energy-related services. Increased prices for energy in the wholesale market also contributed to the increase. Allegheny Energy Solutions recorded $6.6 million and $18.9 million of revenues for the three and nine months ended September 30, 1998, respectively. While Allegheny Energy Solutions will cease operations as an electric generation supplier and will discontinue supplying generation services upon January 1999 customer meter reading dates, the Company will continue to market nonutility energy sales to retail customers under the brand name of Allegheny Energy under the direction of a newly created Energy Supply Business Unit. The Energy Supply Business Unit will also market nonutility energy sales to wholesale customers.


OPERATING EXPENSES

        Fuel expenses for the third quarter and first nine months of 1998 and 1997 were as follows:

                              Three Months Ended     Nine Months Ended
                                 September 30          September 30
                               1998        1997      1998         1997
                                      (Millions of Dollars)

Utility operations            $146.2      $138.0    $415.9       $399.8
Nonutility operations            5.6         5.9      15.2         17.8
  Total fuel expenses         $151.8      $143.9    $431.1       $417.6


        Fuel expenses for utility operations for the three and nine months ended September 30, 1998 increased 6% and 4%, respectively, primarily due to a 5% and 4% increase in kWhs generated. The decrease in fuel expense for nonutility operations for the three and nine months ended September 30, 1998 was primarily due to a decrease in kWhs generated as a result of a scheduled outage at Unit No. 1 of the Fort Martin Power Station which is 50% owned by the Company's nonutility subsidiary, AYP Energy, Inc. (AYP Energy).

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, and consists of the following items:

                                Three Months Ended     Nine Months Ended
                                   September 30           September 30
                                 1998        1997      1998         1997
                                          (Millions of Dollars)
Purchased power:
  Utility operations:
    From PURPA generation*      $ 30.6     $30.4      $ 98.5       $100.2
    Other                         20.3       8.2        35.6         24.4
      Total purchased power
        for utility operations    50.9      38.6       134.1        124.6
    Power exchanges, net          (3.3)     (2.7)       (1.5)          .1
  Nonutility operations           97.9      17.1       195.4         22.6
    Purchased power and
      exchanges, net            $145.5     $53.0      $328.0       $147.3

*PURPA cost (cents per kWh)        5.3       5.3         5.4          5.6


        PURPA purchased power costs will be reduced $201 million during the period 2006-2016 related to the AES Beaver Valley nonutility generation contract as a result of a June 1998 extraordinary charge. See Note 7 to the Consolidated Financial
Statements for further information.

        The increases in other purchased power for utility operations resulted primarily from increased purchases for sales. As described earlier, an increase in price caused by volatility in the spot prices for electricity at the wholesale level in June as well as in the third quarter of 1998 also contributed to the increases.

        Nonutility purchased power is the result of power replacement requirements and transaction opportunities by AYP Energy which began operations in late 1996. The increases in nonutility purchases are due primarily to an increase in volume attributable to AYP Energy's increased participation in the market and increased prices.

        The AES Warrior Run PURPA power station project in Potomac Edison's Maryland jurisdiction is scheduled to commence generation in 1999. Potomac Edison unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost of power purchases ($60 million or more annually) and to prevent the need for increases in Potomac Edison's rates in Maryland because of the high cost of this energy. On July 30, 1998, a settlement agreement was filed with the Maryland PSC. The settlement was approved by the Maryland PSC on October 27, 1998. See page 15 for further information on the agreement.

        Other operation expenses were as follows:

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                               1998        1997      1998         1997
                                        (Millions of Dollars)

Utility operations            $71.9       $74.0     $221.6       $213.0
Nonutility operations           6.5         4.9       13.7         10.6
  Total other operation
    expenses                  $78.4       $78.9     $235.3       $223.6


        The increase in utility other operation expenses for the nine months ended September 30, 1998 was due primarily to increased allowances for uncollectible accounts ($3.7 million), expenses related to competition and the Pennsylvania pilot ($2.8 million), and increases in salaries and wages and employee benefits. The Company's West Penn subsidiary expects to incur increased advertising and other sales-related expenditures to enhance nonutility energy sales.

        The increase in nonutility operation expenses was due to sales expense incurred in marketing energy to retail customers in the Pennsylvania pilot program and startup expenses of non-energy businesses incurred by the Company's AYP Capital, Inc.
subsidiary.

        Maintenance expenses decreased $2.2 million and $11.0 million for the three and nine months ended September 30, 1998 due to decreased utility expenses of $2.0 million and $12.6 million for the three and nine months ended September 30, 1998, respectively, because of a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The nine months ended September 30, 1998 period includes approximately $4.4 million of incremental transmission and distribution (T&D) expenses primarily incurred in the second quarter for unusually strong thunderstorms in the subsidiaries' service territories. Utility reductions in the nine months ended September 30, 1998 period were offset in part by increased nonutility maintenance expense of $1.6 million primarily related to a planned outage for maintenance of Unit No. 1 of the Fort Martin Power Station, 50% owned by AYP Energy. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense decreased $2.4 million and $3.0 million for the three and nine months ended September 30, 1998 primarily due to decreased utility depreciation of $1.5 million and $2.3 million, respectively, reflecting a change in the retirement dates for West Penn for the Mitchell Power Station and the Pleasants Power Station scrubbers.

        Taxes other than income taxes increased $3.8 million and $5.4 million in the three and nine months ended September 30, 1998, respectively. The increase in the three months ended September 30, 1998 period was primarily due to an increase in utility and nonutility gross receipts taxes resulting from higher revenues from retail customers. The increase in the nine months ended September 30, 1998 period was due to increased utility West Virginia Business and Occupation Taxes resulting from an adjustment for a prior period, increased property taxes related to an increase in the assessment of property in Maryland, and increased utility and nonutility gross receipts taxes.

        The increases in federal and state income taxes for the three and nine months ended September 30, 1998 were primarily due to increases in utility income before taxes, exclusive of other income which is reported net of taxes.

        The decreases in allowance for other than borrowed funds used during construction of $1.5 million and $2.5 million for the three and nine months ended September 30, 1998, respectively, reflect a shift in the rate calculated under the Federal Energy Regulatory Commission formula to lower cost short-term debt financing. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decreases also reflect adjustments of prior periods.

        The decreases in other income, net, of $11.2 million and $14.2 million in the three and nine months ended September 30, 1998, respectively, were primarily due to an interest refund on a tax-related contract settlement in the three and nine months ended September 30, 1997. The nine months ended September 30, 1997 also reflected a sale of land and timber by West Virginia Power and Transmission Company, a subsidiary of West Penn.

        The decreases in interest on long-term debt of $4.6 million and $8.0 million for the three and nine months ended
September 30, 1998, respectively, result from reduced long-term debt and lower interest rates.

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

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4, 5, 6, and 7 to the Consolidated Financial Statements for information about merger activities, the Pennsylvania Customer Choice Act, and Maryland activities relating to the deregulation of electricity generation.

*    Nonutility Operations

        AYP Energy, one of the Company's nonutility subsidiaries, is an exempt wholesale generator and power marketer. At September 30, 1998, the marketing books of AYP Energy consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. The Company's exposure to volatility in the price of electricity and other energy commodities is maintained within approved policy limits.


*    Year 2000 Readiness Disclosure

        As the year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company is proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000 (Y2K) and beyond. An Executive Task Force is coordinating the efforts of 23 separate Y2K Teams, representing all business and support units in the Company.

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

        Various equipment used by the Company includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The Company's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, with remediation initiated as needs are identified, and with 1999 to complete remediation and testing.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation, and component testing for non-compliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $15 million.

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


*    Environmental Issues

        The Environmental Protection Agency (EPA) issued its final regional NOx State Implementation Plan (SIP) call rule on September 24, 1998. EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone non-attainment in downwind states. The final rule declares that this downwind non-attainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999 and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $360 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

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


*    Electric Energy Competition

        The Company is working actively within its states to advance customer choice. However, the Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. The Company has been working with Congress to advance these goals.

        In addition to deregulation activities in Pennsylvania and Maryland, the Company serves customers in three other states which are exploring the move toward competition and deregulation.

        The West Virginia Legislature passed a bill on March 14, 1998 which sets the stage for the restructuring of the electric utility industry in West Virginia. The bill directed the Public Service Commission of West Virginia (West Virginia PSC) to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also set up a task force of all interested parties to participate in the plan development. The West Virginia PSC has been conducting meetings of the Task Force on Restructuring over the summer to examine if competition is in the best interest of the state and, if so, to develop a transition plan. All interested parties have participated in the process with little apparent progress concerning a defined plan for restructuring. Due to the workshop participants' inability to file a consensus position on or before November 16, 1998, the West Virginia PSC has scheduled additional meetings in November to discuss how the West Virginia PSC and workshop participants "should continue to explore electric industry restructuring." Evidentiary hearings originally scheduled for September 29, 1998 to address utility unbundling and stranded cost filings were cancelled.

        In early March 1998, the Virginia Senate joined the House of Delegates in approving a timetable for restructuring the state's electric utility industry to allow retail competition. The legislation will give Virginians choice of their electric power suppliers beginning on January 1, 2004. The details will be worked out over the coming year by a special Senate-House subcommittee that has been studying restructuring for two years. The joint legislative subcommittee studying utility restructuring has held a series of meetings to examine the issues associated with restructuring. Two subcommittees have been established to examine structure and transmission issues and stranded costs.
All interested parties have been invited to participate in the process. The Virginia State Corporation Commission (Virginia
SCC) ordered two utilities, but not the Company's Virginia subsidiary, Potomac Edison, to develop and submit their retail pilot programs to the Virginia SCC by November 1, 1998. Potomac Edison has been filing monthly reports on the status of Independent System Operator (ISO) discussions with the Virginia SCC.

        In late March, bills to start competition in Ohio were introduced in both houses of the General Assembly. In their current form, the bills would allow residential customers to choose their electric provider beginning July 1, 1999, for service beginning January 1, 2000. However, the bills have not been fully supported by legislative bodies or by the utilities in the state. In order to strike a compromise, the Ohio legislative leadership asked the Ohio utilities to offer a compromise bill, which the utilities recently presented. Negotiations are continuing for introduction of the compromise bill.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On October 5, 1998, the Company filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE, Inc. (DQE) for specific performance of the Agreement and Plan of Merger among DQE, the Company, and AYP Sub Inc., dated as of April 5, 1997 (the "Merger Agreement"), or for damages. The Company also filed motions for a temporary restraining order and preliminary injunction against DQE. On October 28, 1998, the court denied the Company's motions for temporary restraining order and preliminary injunction. On October 30, 1998, the Company appealed the District Court's order to the Third Circuit Court of Appeals. The Company cannot predict the outcome of the litigation between it and DQE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b)  The Company filed 8-K's on July 27, 1998, July 30,
         1998, October 7, 1998, and November 6, 1998.



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


November 16, 1998