Form 10-Q
period 1999-03-31
ALLEGHENY ENERGY INC
filed 1999-05-17
CIK 3673

Page 1 of 25




                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1999


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

   At May 14, 1999, 116,600,317 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

           Form 10-Q for Quarter Ended March 31, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
    Three months ended March 31, 1999 and 1998                3


  Consolidated Balance Sheet - March 31, 1999
    and December 31, 1998                                     4


  Consolidated Statement of Cash Flows -
    Three months ended March 31, 1999 and 1998                5


  Notes to Consolidated Financial Statements                 6-9


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                     10-24



PART II--OTHER INFORMATION                                   25

                             ALLEGHENY ENERGY, INC.
                       Consolidated Statement of Income
                             (Thousands of Dollars)


                                                         Three Months Ended
                                                               March 31
                                                          1999           1998


OPERATING REVENUES:
  Utility                                            $    592,592   $    596,378
  Nonutility                                               97,395         49,094
               Total Operating Revenues                   689,987        645,472

OPERATING EXPENSES:
  Operation:
     Fuel                                                 140,609        139,731
     Purchased power and exchanges, net                    90,835         86,767
     Deferred power costs, net                              3,686         (6,637)
     Other                                                 82,301         74,803
  Maintenance                                              56,434         56,542
  Depreciation and amortization                            66,865         68,368
  Taxes other than income taxes                            47,894         50,426
  Federal and state income taxes                           61,117         50,765
               Total Operating Expenses                   549,741        520,765
               Operating Income                           140,246        124,707

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                                336          1,067
   Other income, net                                        1,008            778
               Total Other Income and Deductions            1,344          1,845
               Income Before Interest Charges and
                  Preferred Dividends                     141,590        126,552

INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest on long-term debt                              38,502         42,718
   Other interest                                           4,225          4,018
   Allowance for borrowed funds used during
      construction                                         (1,168)          (722)
   Dividends on preferred stock of subsidiaries             2,256          2,301
               Total Interest Charges and
                  Preferred Dividends                      43,815         48,315


CONSOLIDATED NET INCOME                              $     97,775   $     78,237

COMMON STOCK SHARES OUTSTANDING (average)             122,395,644    122,436,317

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE                $0.80          $0.64







See accompanying notes to consolidated financial statements.

                                  ALLEGHENY ENERGY, INC.
                                Consolidated Balance Sheet
                                  (Thousands of Dollars)



                                                               March 31,     December 31,
ASSETS:                                                           1999           1998
   Property, Plant, and Equipment:
        At original cost, including $164,458
           and $166,330 under construction                   $  8,427,571   $  8,395,267
        Accumulated depreciation                               (3,451,061)    (3,395,603)
                                                                4,976,510      4,999,664
   Investments and Other Assets:
        Subsidiaries consolidated--excess of cost
            over book equity at acquisition                        15,077         15,077
        Benefit plans' investments                                 88,735         87,468
        Nonutility investments                                     10,360          9,361
        Other                                                       1,481          1,566
                                                                  115,653        113,472
   Current Assets:
        Cash and temporary cash investments                        30,515         17,559
        Accounts receivable:
            Electric service                                      333,529        294,877
            Other                                                  13,279         17,712
            Allowance for uncollectible accounts                  (22,603)       (19,560)
        Materials and supplies - at average cost:
            Operating and construction                            101,390         99,439
            Fuel                                                   64,613         57,610
        Prepaid taxes                                              66,343         56,658
        Other, including current portion of regulatory assets      29,395         30,788
                                                                  616,461        555,083

   Deferred Charges:
        Regulatory assets                                         710,760        704,506
        Unamortized loss on reacquired debt                        47,902         48,671
        Other                                                      99,441         91,931
                                                                  858,103        845,108

              Total Assets                                   $  6,566,727   $  6,513,327

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                         $    153,045   $    153,045
        Other paid-in capital                                   1,044,085      1,044,085
        Retained earnings                                         881,886        836,759
        Treasury stock (at cost)                                  (22,517)        -
                                                                2,056,499      2,033,889
        Preferred stock                                           170,086        170,086
        Long-term debt and QUIDS                                2,179,616      2,179,288
                                                                4,406,201      4,383,263
   Current Liabilities:
        Short-term debt                                           241,138        258,837
        Accounts payable                                          148,212        153,107
        Taxes accrued:
            Federal and state income                               72,304         17,442
            Other                                                  44,196         62,751
        Interest accrued                                           35,960         35,945
        Deferred income taxes                                      33,627         18,718
        Adverse power purchase commitments                         22,622         22,622
        Other                                                      99,416        101,239
                                                                  697,475        670,661
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                             123,412        125,396
        Deferred income taxes                                     837,470        842,193
        Regulatory liabilities                                     83,192         80,354
        Adverse power purchase commitments                        323,175        328,830
        Other                                                      95,802         82,630
                                                                1,463,051      1,459,403

              Total Capitalization and Liabilities           $  6,566,727   $  6,513,327




See accompanying notes to consolidated financial statements.

                                      ALLEGHENY ENERGY, INC.
                               Consolidated Statement of Cash Flows
                                      (Thousands of Dollars)



                                                                     Three Months Ended
                                                                           March 31

                                                                      1999         1998
CASH FLOWS FROM OPERATIONS:
          Consolidated net income                                 $   97,775   $   78,237
          Depreciation and amortization                               66,865       68,368
          Deferred investment credit and income taxes, net             8,054       14,193
          Deferred power costs, net                                    3,686       (6,637)
          Allowance for other than borrowed funds used
                 during construction                                    (336)      (1,067)
          Internal restructuring liability                             -           (4,247)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                         (31,176)       4,478
                    Materials and supplies                            (8,954)     (12,712)
                    Prepaid taxes                                     (9,685)     (19,249)
                    Accounts payable                                  (4,895)     (10,980)
                    Taxes accrued                                     36,307       21,308
          Other, net                                                 (10,104)       9,396
                                                                     147,537      141,088

CASH FLOWS FROM INVESTING:
          Utility construction expenditures (less allowance for
               other than borrowed funds used during construction)   (34,048)     (39,541)
          Nonutility construction expenditures and investments        (7,669)        (140)
                                                                     (41,717)     (39,681)

CASH FLOWS FROM FINANCING:
          Purchase of common stock                                   (22,517)       -
          Issuance of long-term debt                                   -          135,295
          Retirement of long-term debt                                 -         (143,800)
          Deposit with trustee for redemption
               of long-term debt                                       -          (43,142)
          Short-term debt, net                                       (17,699)      (8,120)
          Cash dividends on common stock                             (52,648)     (52,648)
                                                                     (92,864)    (112,415)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                     12,956      (11,008)
Cash and temporary cash investments at January 1                      17,559       26,374
Cash and temporary cash investments at March 31                   $   30,515   $   15,366


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)             $   40,174   $   41,604
                 Income taxes                                          2,791        3,738





See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1998 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Certain amounts in the December 31, 1998 consolidated balance sheet have reclassified for comparative purposes.


2. The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions. Allegheny Generating Company is jointly (100%) owned by the Company's utility subsidiaries and thus is among the subsidiaries fully consolidated into the financial statements of the Company.


3. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements.
   The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


4. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, the Company would be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that the Company would be irreparably harmed if DQE took actions that would prevent the Company from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, discovery is ongoing, and the Company cannot predict the outcome of this litigation. However, the Company believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, the Company continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless the Company obtains judicial relief requiring DQE to move forward.

   All of the Company's incremental costs of the merger process ($17.6 million through March 31, 1999) are deferred. The accumulated merger costs will be written off by the combined company when the merger occurs or by the Company if it is determined that the merger will not occur.


5. The Consolidated Balance Sheet includes the amounts listed below for  assets, primarily generation, not subject to SFAS
   No. 71, "Accounting for the Effects of Certain Types of
   Regulation."
                                                    March       December
                                                    1999          1998
                                                  (Thousands of Dollars)
   Property, plant and equipment at
     original cost                               $1,975,840    $1,969,636
   Amounts under construction included above         37,263        39,227
   Accumulated depreciation                        (889,407)     (870,777)


6. The Company began acquiring shares of its common stock in the first quarter of 1999 in conjunction with a stock repurchase program announced in March 1999. The program authorizes the Company to repurchase common stock worth up to $500 million from time to time at price levels the Company deems attractive. The Company purchased 738,400 shares of its common stock in the first quarter of 1999 at an aggregate cost of $22.5 million.


7. The Company's principal business segments are utility and nonutility operations. The utility subsidiaries, doing business as Allegheny Power, include the generation, purchase, transmission, distribution, and sale of electric energy. Allegheny Power derives substantially all of its income from operations of its utility subsidiaries, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company (West Penn). Nonutility operations consists of AYP Capital, a wholly owned subsidiary, formed in an effort to meet the challenges of the new competitive environment in the electric industry and the Energy Supply Division (ESD) of the Supply Business of West Penn, acting under the name of Allegheny Energy Supply. The ESD has the primary objective of selling West Penn's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania and is no longer regulated by the Pennsylvania Public Utility Commission (Pennsylvania PUC).

   Business segment information is summarized below.
   Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts.

                                               Three Months Ended
                                                    March 31
                                               1999          1998
                                             (Thousands of Dollars)
   Operating Revenues:
     Utility                                $  592,592    $  596,722
     Nonutility                                167,570*       49,094
     Eliminations                              (70,175)         (344)
   Depreciation:
     Utility                                    52,070        66,971
     Nonutility                                 14,795         1,397
   Federal and State Income Taxes:
     Utility                                    51,596        53,124
     Nonutility                                  9,521        (2,359)
   Operating Income:
     Utility                                   119,863       126,446
     Nonutility                                 20,383        (1,739)
   Interest Charges and Preferred Dividends:
     Utility                                    35,622        45,757
     Nonutility                                  8,193         2,558
   Consolidated Net Income:
     Utility                                    84,158        82,166
    Nonutility                                  13,617        (3,929)
   Capital Expenditures:
     Utility                                    34,384        40,608
     Nonutility                                  7,669           140


                                             March 31     December 31
                                               1999           1998
   Identifiable Assets:
     Utility                                $5,357,220    $6,299,909
     Nonutility                              1,209,507       213,418

   *Includes $18.7 million of allocated Competitive Transition Charge
    (CTC) revenues to compensate for certain transition costs transferred to nonutility operations.


8. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                              Three Months Ended
                                                   March 31
                                              1999          1998

   Number of Shares                        122,436,317   122,436,317
   Amount per Share                           $.43          $.43


9. The Company's Pennsylvania subsidiary, West Penn, is authorized to collect a CTC from its distribution customers over the period 1999 to 2008 as a result of a 1998 Order of the Pennsylvania PUC.

   The November 1998 Order of the Pennsylvania PUC provides for annual recovery of "transition costs" from distribution customers as follows:

            Year                     Amount
                             (Millions of Dollars)

            1999                      $122
            2000                       121
            2001                       115
            2002                       113
            2003                       112
            2004                       104
            2005                        99
            2006                        98
            2007                        97
            2008                        97


   The Order also provides that any over or underrecovery of such annual amounts shall be adjusted through a change in the following year recovery factor to insure customers pay no more nor less than the allowable amounts. CTC revenues recorded in the first quarter of 1999 totaled $39.2 million.

   The Order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

            Year                     Amount
                             (Millions of Dollars)

            1999                      $25
            2000                       45
            2001                       60
            2002                       50


   To the extent that West Penn records any or all of the Additional CTC Regulatory Asset, it will be amortized between 2005 and 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on West Penn during the years 1999 to 2002.

   No Additional CTC Regulatory Asset was recorded by West Penn as of March 31, 1999.

                     ALLEGHENY ENERGY, INC.

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


  COMPARISON OF FIRST QUARTER OF 1999 WITH FIRST QUARTER OF 1998


The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company, the proposed merger with and related litigation against DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company's subsidiaries; environmental, legislative, and regulatory changes; future economic conditions; earnings retention and dividend payout policies; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Quarter of 1999

-    Unregulated Generating Subsidiary

        The Company and two of its subsidiaries, West Penn Power Company (West Penn) and AYP Energy, Inc., filed a Form U-1 application on April 16, 1999 with the Securities and Exchange Commission (SEC) to form an unregulated generating subsidiary. Regulatory approval must also be obtained from the Federal Energy Regulatory Commission, and the Pennsylvania Public Utility Commission (Pennsylvania PUC) will review the proposed plan.

        Upon approval, West Penn will transfer 3,722 megawatts
(MW) of owned generating capacity at book value as allowed by the final settlement in our Pennsylvania restructuring case, and AYP Energy, Inc. will transfer its 276 MW merchant capacity at Fort Martin Unit No. 1 to the new generating company or GENCO. West Penn will transfer the generating assets to an unregulated, wholly owned GENCO, which will be a subsidiary of the Company. The Energy Supply Division of West Penn which currently sells competitive retail and wholesale generation in deregulated markets, will also become part of the GENCO. The AYP Energy, Inc. generation (276 MW of coal-fired capacity) will be transferred to the new subsidiary.

        It is expected that the necessary approvals will be received by the end of 1999.

-    Installation of Combustion Turbines

        The Company will be installing two 44-MW simple-cycle gas combustion turbines at its Springdale power station in Allegheny County, Pa. The two units are expected to be in service by the end of 1999 and will be capable of running on either No. 2 diesel oil or natural gas. As part of the installation, 500,000 gallons of oil storage capacity will be built and existing gas lines will be upgraded. Transmission facilities at the site and the nearby interconnection with Duquesne Light Company will also be upgraded.

        The generation output will be sold at times of peak demand into the competitive wholesale and retail power markets in the eastern United States through the Energy Supply Division of West Penn. The Company has filed for an air quality permit from the Allegheny County Department of Health. No further regulatory approvals are required.

-    Merger with DQE

        See Note 4 to the consolidated financial statements for information about the proposed merger with DQE, parent company of Duquesne Light Company in Pittsburgh, Pa., and proposed litigation.

-    Virginia Rate Settlement and Agreement

        On February 25, 1999, the Virginia State Corporation Commission (Virginia SCC) approved the Company's rate reduction request for its subsidiary, The Potomac Edison Company (Potomac Edison), which will decrease the fuel portion of Virginia customers' bills by approximately 7.6% from 1.278 cents per kilowatt-hour (kWh) to 1.181 cents per kWh (a decrease in annual fuel revenue of about $2.2 million). The decrease is primarily due to refunding a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. The new rates were effective with bills rendered on or after March 9, 1999.

        As a result of Potomac Edison's March 31, 1999 Annual Information filing in Virginia, the staff of the Virginia SCC and Potomac Edison have reached an agreement, pending Virginia SCC approval, which will reduce base rates for Virginia customers effective June 1, 1999 by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

-    Shareholder Rights Plan

        The Company filed a Form U-1 application on March 2, 1999 with the SEC for approval of a Shareholder Rights Plan. The proposal, if approved by the SEC and adopted by the Board of Directors of the Company, would be triggered if any potential suitor acquired 15 percent or more of the Company's outstanding common stock. All shareholders, except the acquiring shareholder, would then be given the right to protect the value of their investment by purchasing Company common stock at a two-for-one price.

-    Maryland and Virginia Deregulation

        See Electric Energy Competition on page 21 for ongoing information regarding restructuring in Maryland and Virginia.


Review of Operations

EARNINGS SUMMARY
                                       Three Months Ended March
                                    Earnings                Per Share
                               1999          1998       1999         1998
                             (Millions of Dollars)     (Dollars Per Share)

Utility operations            $84.2         $82.1       $.69        $ .67
Nonutility operations          13.6          (3.9)       .11         (.03)

Consolidated net income       $97.8         $78.2       $.80        $ .64


        The increase in earnings for the first quarter of 1999 was due primarily to colder weather that led to increased kilowatt-hour (kWh) sales to regular utility customers, new sales in Pennsylvania's competitive markets, and to reduced interest expenses offset in part by increases in other operation expenses. The winter of 1999 was 22% cooler than the relatively warm winter of 1998, as measured by heating degree days, but was still 3% warmer than normal. Residential kWh sales to regular customers, which are very weather sensitive, increased 8% in the first quarter of 1999. Current utility and nonutility earnings are also supported by the beneficial effects of transition cost recovery as authorized in our Pennsylvania restructuring settlement.

SALES AND REVENUES

        Total operating revenues for the first quarter of 1999
and 1998 were as follows:
                                                   Three Months Ended
                                                        March 31
                                                   1999          1998
                                                 (Millions of Dollars)
Operating revenues:
  Utility revenues:
   Regulated                                     $571.4         $573.0
   Choice                                           6.8            3.6
   Bulk power and transmission services
     sales                                         14.4           19.8
       Total utility revenues                     592.6          596.4
 Nonutility revenues                              167.6*          49.1
   Elimination between utility and nonutility     (70.2)
       Total operating revenues                  $690.0         $645.5

*Includes $18.7 million of allocated Competitive Transition
 Charge revenues to compensate for certain transition costs transferred to nonutility operations.


        The decrease in regulated revenues (includes revenues from West Penn customers eligible to choose an alternate energy supplier but electing not to do so) was due primarily to certain of West Penn's customers choosing another energy supplier and from a reduction in Potomac Edison's Maryland rates as part of a settlement agreement. These decreases to regulated revenues were offset in part by colder weather which led to increased residential and commercial kWh sales. The decrease related to competition occurred as a result of Pennsylvania competition which gave two-thirds of West Penn's regulated customers the ability to choose another energy supplier.

        Settlement agreement reductions of $4.5 million in the first quarter of 1999 reflect a reduction as a result of a settlement agreement by Potomac Edison with various parties on the Maryland Office of People's Counsel's petition for a reduction in Potomac Edison's Maryland rates. Of that amount, $2.6 million is related to Potomac Edison creating a provision to share earnings above a return on equity of 11.4% as discussed below, and $1.9 million is related to a deferral of 1999 revenues per the settlement agreement. The agreement, which includes recognition of costs to be incurred from the AES Warrior Run cogeneration project being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA), was approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. Under the terms of that agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% for 1999-2001. This sharing will occur through an annual true-up.

        Utility choice revenues for 1999 represent transmission and distribution revenues from West Penn franchised customers (customers in West Penn's territory) who chose another supplier to provide their energy needs and in 1998 the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot and were required to buy energy from an alternate supplier. The Energy Supply Division (ESD) of the Supply Business has the primary objective of selling West Penn's two-thirds of generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As a result of the ESD selling to the nonutility market, utility bulk power sales have decreased due to reduced regulated generation available for sale.

        Nonutility revenues have increased due primarily to bulk power sales to nonaffiliated companies and to new sales in Pennsylvania's competitive marketplace by the ESD. The ESD officially began supplying electricity to retail customers on January 1, 1999. It uses the two-thirds of generation freed up by the Customer Choice Act in Pennsylvania to sell electricity to both wholesale and retail customers in the unregulated marketplace.

        The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues.

        See Note 9 to the consolidated financial statements for information regarding the Competitive Transition Charge.


OPERATING EXPENSES

        Fuel expenses for the first quarter of 1999 and 1998 were
as follows:
                                            Three Months Ended
                                                 March 31
                                            1999          1998
                                           (Millions of Dollars)

Utility operations                         $ 93.7        $134.7
Nonutility operations                        46.9           5.0
  Total fuel expenses                      $140.6        $139.7


        Total fuel expenses for the first quarter remained unchanged due to a 3% increase in kwh's generated offset by a 3% decrease in average fuel prices. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility fuel expenses was due to the fuel expenses associated with the two-thirds of West Penn's freed up generation now being marketed by the ESD as part of nonutility operations.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and consists of the following items:

                                                Three Months Ended
                                                     March 31
                                                1999          1998
                                              (Millions of Dollars)
Purchased power:
  Utility operations:
    From PURPA generation*                     $28.0         $34.2
    Other                                       20.0           8.9
      Total purchased power for utility
        operations                              48.0          43.1
    Power exchanges, net                         4.3           3.5
  Nonutility operations                         41.5          40.2
  Elimination                                   (3.0)
    Purchased power and exchanges, net         $90.8         $86.8

*PURPA cost (cents per kWh)                      5.0           5.5


        The decrease of $6.2 million in utility purchased power from PURPA generation reflects a $2.7 million reduction related to West Penn's purchase commitment at costs in excess of the market value of the AES Beaver Valley contract and also a decrease of $3.7 million in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The reduction related to the purchase commitment in excess of costs reflects the amortization of excess costs accruals recorded as an adverse power purchase commitment net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania.

        The increase in other utility operations purchased power was due primarily to West Penn's purchase of power from nonaffiliated companies and marketers in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier but electing not to do so. The generation previously available to serve those customers has been freed up by customer choice in Pennsylvania and is being marketed by the Energy Supply Division of West Penn to the unregulated marketplace.

        The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchase power expenses.

        The AES Warrior Run PURPA cogeneration contract in Potomac Edison's Maryland service territory, scheduled to commence operation in October 1999, will increase the cost of power purchases $60 million or more annually. In 1999, utility revenues will reflect a reduction for a settlement agreement with various parties on the Maryland Office of People's Counsel's for a reduction in The Potomac Edison Company's Maryland rates. The net effect of changes related to the settlement results in a pre-tax income reduction of $12 million in 1999. See Sales and Revenues starting on page 13 for more information on the settlement agreement.

        None of the subsidiaries' purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation.

        Other operation expenses for the first quarter of 1999 and 1998 were as follows:

                                            Three Months Ended
                                                 March 31
                                            1999       1998
                                          (Millions of Dollars)

Utility operations                         $70.3      $71.1
Nonutility operations                       16.3        3.7
Elimination                                 (4.3)
  Total other operation expenses           $82.3      $74.8


        The increase in total other operation expenses of $7.5 million resulted primarily from increased allowances for uncollectible accounts ($1.8 million), higher salaries and wages ($1.7 million), and increased expenses related to provisions for uninsured claims ($1.5 million). Nonutility other operation expenses reflect increased business activity.

        The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

        Maintenance expenses for the first quarter of 1999 and 1998 were as follows:
                                            Three Months Ended
                                                 March 31
                                            1999          1998
                                          (Millions of Dollars)

Utility operations                         $46.0         $55.3
Nonutility operations                       10.4           1.2
  Total maintenance expenses               $56.4         $56.5


        Total maintenance expenses for the first quarter of 1999 remained about the same as the first quarter of 1998. The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the two-thirds of West Penn generation deregulated and now being classified as nonutility maintenance. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation and amortization expenses for the first quarter of 1999 and 1998 were as follows:
                                            Three Months Ended
                                                 March 31
                                            1999          1998
                                          (Millions of Dollars)

Utility operations                         $52.1         $67.0
Nonutility operations                       14.8           1.4
  Total depreciation expenses              $66.9         $68.4


        Total depreciation expense in the first quarter decreased $1.5 million due to a $4.8 million reduction in depreciation expense related to West Penn's purchase commitments at costs in excess of the market value of the AGC pumped storage capacity contract. Depreciation expense will be reduced $166 million during the period 1999-2016 related to the AGC contract as a result of the 1998 extraordinary charge recorded by West Penn. The extraordinary charge reflects adverse power purchase commitments that are not recoverable from customers under the Pennsylvania Public Utility Commission's 1998 Order and settlement agreement. The decrease of $4.8 million was offset in part by higher depreciation expense due to increased investment. Utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        Taxes other than income taxes for the first quarter of 1999 and 1998 were as follows:
                                             Three Months Ended
                                                  March 31
                                             1999          1998
                                           (Millions of Dollars)

Utility operations                          $40.1         $48.7
Nonutility operations                         7.8           1.7
  Total taxes other than income taxes       $47.9         $50.4


        Total taxes other than income taxes decreased $2.5 million in the first quarter of 1999 due primarily to increased West Virginia Business and Occupation Taxes in the first quarter of 1998 resulting from an adjustment for a prior period, and decreased gross receipts taxes in the first quarter of 1999 for a prior period adjustment. Utility and nonutility taxes other than income taxes reflects the movement of taxes other than income taxes associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        The first quarter increase in federal and state income taxes was primarily due to increased income in the first quarter of 1999 compared with 1998.

        Interest on long-term debt for the first quarter of 1999 and 1998 was as follows:
                                             Three Months Ended
                                                  March 31
                                             1999          1998
                                           (Millions of Dollars)

Utility operations                          $30.7         $40.2
Nonutility operations                         7.8           2.5
  Total interest on long-term debt          $38.5         $42.7


        The decrease in total interest on long-term debt in the first quarter of 1999 of $4.2 million resulted primarily from reduced long-term debt and lower interest rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Consolidated Financial Statements for information about merger activities.

-    Market Risk

        The Company's utility subsidiaries and certain of the Company's nonutility subsidiaries, supply power in the bulk power market. At March 31, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

-    Transition Bonds

        The Company's Pennsylvania subsidiary, West Penn, plans to issue about $670 million in transition bonds in July 1999 in accordance with its 1998 restructuring settlement. That settlement, approved by the Pennsylvania PUC, allows West Penn to recover $670 million in transition costs which might otherwise prove unrecoverable in a competitive environment. The settlement also requires that a portion of the benefits achieved from the bond sales be passed through to customers by reducing the competitive transition charge. This transition charge is a temporary per-kilowatt-hour charge designed to collect a company's transition cost in a competitive environment.

        The Company plans to reduce transition costs and related capitalization with the proceeds from the transition bonds.

-    Year 2000 Readiness Disclosure

        As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company is proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the Company.

        In May 1998, the North American Electric Reliability Council (NERC), of which the Company is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the Company have segmented the Y2K problem into the following components:

-    Computer hardware and software;
-    Embedded chips in various equipment; and
- Vendors and other organizations on which the Company relies for critical materials and services.

        The industry's and the Company's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and, to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania PUC initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999, for mission critical systems to file contingency plans by that date. On March 30, 1999, the Company reported to the Pennsylvania PUC that, except for a few items, its critical electricity production and delivery systems were Y2K ready pending final confirmation system testing of its power stations in April and May. The Company anticipates that all of its critical systems, including its business applications systems as well as the electricity production and delivery systems, will be Y2K ready by June 30, 1999 in accordance with the NERC targets.

 	The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so. The Company's progress towards completion of the Y2K processes on its critical systems (business applications systems and electricity production and delivery systems) at mid-April, 1999, is as follows: inventory, 100%; assessment, 99%; remediation, 75%; testing, 70%; and contingency planning, 64% for a total of 77%. As stated above, the Company expects all such systems to be Y2K Ready by June 30, 1999.

      Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The Company is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on April 30, 1999, issued a press release stating "that millennium-related problems in most of the electric utility industry will have been tested and fixed by June 30," and that it will focus its attention on the exceptions which are expected to be completed later in the year. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort, the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are designed to test the ability of utilities to continue to operate if telecommunications service is interrupted. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The Securities and Exchange Commission requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.

        The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors are being employed for some of the work, the Company believes it must rely on its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $15 to $20 million of which about $10 million has been incurred through March 31, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning activities. There can be no assurance that actual results will not materially differ from expectations.

-    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

        In addition to Pennsylvania, which has enacted legislation to bring competition to the electric utility industry, the Company serves customers in four other states which are actively exploring the move toward competition and deregulation.


Virginia

        Legislation concerning restructuring was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the "Restructuring Act") on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Restructuring Act. Major provisions of the Restructuring Act include:

     - Customer choice of electric energy supply begins January 1, 2002, to be phased in by January 1, 2004, a schedule which is subject to acceleration or delay under certain conditions.

     - Incumbent utilities are required to join a regional transmission entity by January 1, 2001.

     - The Virginia State Corporation Commission (Virginia SCC) is to develop rules and regulations to implement customer choice.

     - Utilities are required to unbundle rates, functionally separate generation, transmission, and distribution, and separate regulated and unregulated functions.

     - Utilities are permitted but not required to sell generation.

     - Retail rates for generation, transmission, and distribution are capped from January 1, 2001 through July 1, 2007, although after January 1, 2004 a utility may petition the Virginia SCC for termination of capped rates under certain circumstances or petition for a one-time change in the nongeneration component of rates.

     - A wires charge mechanism is set forth for recovery of stranded costs and other costs associated with the transition to retail choice.

     - The utility may be designated in its service territory as default service provider at regulated rates.


Maryland

        On April 2, 1999, the Maryland General Assembly passed legislation to restructure the electric utility industry. On April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. Major provisions of the restructuring legislation include:

     - Phase-in of retail choice begins July 1, 2000, with all customers being able to shop for electricity by July 1, 2002, a schedule subject to acceleration or delay under certain conditions.

     - A methodology is set forth to provide an opportunity to recover certain net costs associated with the transition to retail choice.

     - Retail rates are capped from July 1, 2000 through July 1, 2004, with residential rate reductions of between 3% and 7.5% during the cap period, and certain flexibility in price protection matters if approved as part of a settlement.

     - Generation, supply, and pricing of electricity are deregulated, and the legislation provides for the transfer of generating assets to an affiliate.

     - Voluntary sales of generating assets are permitted but not mandated.

     - Costs of purchased power contracts may remain regulated or be recovered through the distribution function as part of a settlement.

     - Functional, operational, structural, or legal separation between regulated and unregulated utility businesses is required, and utilities must unbundle their electric rate components into separate charges.

     - Creates a Universal Service fund and program to benefit low-income customers.

     - Requires utilities to provide Standard Offer Service at regulated rates through July 1, 2003, with certain provisions for extension thereafter.

        As previously reported, Potomac Edison, the Company's Maryland subsidiary, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates.
The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project beyond 2001. The staff of the Maryland Public Service Commission (Maryland PSC) advised the commission that a tentative settlement agreement was achieved with the majority of the parties participating in the negotiations. The parties are in the process of finalizing the agreement for presentation to the Maryland PSC. The restructuring proceeding hearings that were scheduled to begin the week of April 26, 1999 were suspended.


Ohio

        In early 1999, Ohio's legislative leadership developed a framework that would restructure the state's electric utility industry. Since that time, active input has continued from all interested parties, but a formal bill is still not available. Major provisions of the anticipated legislation include a start date for competition of January 1, 2001; a four-year transition to full competition; stranded cost recovery; require owners to join an independent transmission entity; and following the transition period, an annual competitive auction of generation service would be held for customers who do not choose an alternate supplier; and a reduction in utilities' personal property taxes to the same level as other businesses, with the difference to be made up by a kilowatt-hour tax on consumers. Hearings are currently being held in both the Senate and House.


West Virginia

        A task force established to further investigate restructuring issues anticipates reconvening in 1999 to further discuss restructuring. The Public Service Commission of West Virginia has since issued an Order setting a schedule for a series of hearings in 1999 on major issues such as transition costs, codes of conduct, and customer protections.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Maryland and Virginia have passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS
No. 71 for the generation portion of
its business (the Maryland and Virginia portion only) on an uncertain future date. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland and Virginia legislation establishes definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
               for Quarter Ended March 31, 1999



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          (27)  Financial Data Schedule

    (b)   The Company filed Form 8-K's on March 9, 1999 and April
          19, 1999.



                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLEGHENY ENERGY, INC.



                                        /s/      T. J. KLOC
                                         T. J. Kloc, Vice President
                                         (Chief Accounting Officer)



May 14, 1999