Form 10-Q
period 1999-06-30
ALLEGHENY ENERGY INC
filed 1999-08-16
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1999


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

   At August 13, 1999, 114,856,617 shares of the Common Stock
($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

           Form 10-Q for Quarter Ended June 30, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Consolidated Statement of Income -
   Three and six months ended June 30, 1999 and 1998          3


 Consolidated Balance Sheet - June 30, 1999
   and December 31, 1998                                      4


 Consolidated Statement of Cash Flows -
   Six months ended June 30, 1999 and 1998                    5


 Notes to Consolidated Financial Statements                  6-10


 Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      11-27



PART II--OTHER INFORMATION                                  28-30

                                     ALLEGHENY ENERGY, INC.
                               Consolidated Statement of Income
                                    (Thousands of Dollars)



                                                      Three Months Ended              Six Months Ended
                                                           June 30                         June 30
                                                       1999            1998           1999          1998

OPERATING REVENUES:
  Utility                                         $    534,191    $    564,005    $ 1,126,783   $ 1,160,383
  Nonutility                                           109,213          63,645        206,608       112,739
               Total Operating Revenues                643,404         627,650      1,333,391     1,273,122

OPERATING EXPENSES:
  Operation:
     Fuel                                              127,335         139,555        267,944       279,286
     Purchased power and exchanges, net                 97,372          95,688        188,207       182,455
     Deferred power costs, net                           9,370           4,386         13,056        (2,251)
     Other                                              87,630          82,163        169,931       156,966
  Maintenance                                           54,432          55,929        110,866       112,471
  Depreciation and amortization                         63,987          68,512        130,852       136,880
  Taxes other than income taxes                         48,023          47,037         95,917        97,463
  Federal and state income taxes                        43,510          34,315        104,627        85,080
               Total Operating Expenses                531,659         527,585      1,081,400     1,048,350
               Operating Income                        111,745         100,065        251,991       224,772

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             440             249            776         1,316
   Other income, net                                    (2,048)            845         (1,040)        1,623
               Total Other Income and Deductions        (1,608)          1,094           (264)        2,939
               Income Before Interest Charges and
                  Preferred Dividends                  110,137         101,159        251,727       227,711

INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest on long-term debt                           38,700          40,831         77,202        83,549
   Other interest                                        5,890           4,631         10,115         8,649
   Allowance for borrowed funds used during
      construction                                      (1,234)           (504)        (2,402)       (1,226)
   Dividends on preferred stock of subsidiaries          2,267           2,310          4,523         4,611
               Total Interest Charges and
                  Preferred Dividends                   45,623          47,268         89,438        95,583

Consolidated Income Before
   Extraordinary Charge                                 64,514          53,891        162,289       132,128
Extraordinary Charge, net (1)                           -             (265,446)         -          (265,446)
CONSOLIDATED NET INCOME (LOSS)                    $     64,514    $   (211,555)   $   162,289   $  (133,318)

COMMON STOCK SHARES OUTSTANDING (average)          118,152,307     122,436,317     120,262,254   122,436,317

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge          $0.55           $0.44          $1.35         $1.08
Extraordinary charge, net (1)                           -               ($2.17)         -            ($2.17)
Consolidated net income (loss)                           $0.55          ($1.73)         $1.35        ($1.09)





See accompanying notes to consolidated financial statements.

(1) See Note 12 in the notes to the consolidated financial statements.

                                    ALLEGHENY ENERGY, INC.
                                  Consolidated Balance Sheet
                                    (Thousands of Dollars)




                                                                 June 30,     December 31,
ASSETS:                                                            1999           1998
   Property, Plant, and Equipment:
        At original cost, including $183,674
           and $166,330 under construction                    $  8,511,430   $  8,395,267
        Accumulated depreciation                                (3,508,496)    (3,395,603)
                                                                 5,002,934      4,999,664
   Investments and Other Assets:
        Subsidiaries consolidated--excess of cost
            over book equity at acquisition                         15,077         15,077
        Benefit plans' investments                                  88,735         87,468
        Nonutility investments                                      10,977          9,361
        Other                                                        1,481          1,566
                                                                   116,270        113,472
   Current Assets:
        Cash and temporary cash investments                         29,112         17,559
        Accounts receivable:
            Electric service                                       341,446        294,877
            Other                                                   11,930         17,712
            Allowance for uncollectible accounts                   (25,407)       (19,560)
        Materials and supplies - at average cost:
            Operating and construction                             101,240         99,439
            Fuel                                                    65,222         57,610
        Prepaid taxes                                               53,463         56,658
        Other, including current portion of regulatory assets       46,022         30,788
                                                                   623,028        555,083

   Deferred Charges:
        Regulatory assets                                          701,422        704,506
        Unamortized loss on reacquired debt                         47,124         48,671
        Other                                                      102,906         91,931
                                                                   851,452        845,108

              Total Assets                                    $  6,593,684   $  6,513,327

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                          $    153,045   $    153,045
        Other paid-in capital                                    1,044,085      1,044,085
        Retained earnings                                          896,262        836,759
        Treasury stock (at cost)                                  (191,450)        -
                                                                 1,901,942      2,033,889
        Preferred stock                                             90,378        170,086
        Long-term debt and QUIDS                                 2,217,962      2,179,288
        Funds on deposit with trustees                             (26,453)        -
                                                                 4,183,829      4,383,263
   Current Liabilities:
        Short-term debt                                            373,984        258,837
        Long-term debt and preferred stock due within one year     105,908         -
        Accounts payable                                           168,943        153,107
        Taxes accrued:
            Federal and state income                                42,146         17,442
            Other                                                   38,275         62,751
        Interest accrued                                            38,119         35,945
        Adverse power purchase commitments                          24,138         22,622
        Other                                                      101,916        119,957
                                                                   893,429        670,661
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                              121,432        125,396
        Deferred income taxes                                      897,831        842,193
        Regulatory liabilities                                      84,900         80,354
        Adverse power purchase commitments                         316,003        328,830
        Other                                                       96,260         82,630
                                                                 1,516,426      1,459,403

              Total Capitalization and Liabilities            $  6,593,684   $  6,513,327




See accompanying notes to consolidated financial statements.

                                     ALLEGHENY ENERGY, INC.
                             Consolidated Statement of Cash Flows
                                     (Thousands of Dollars)




                                                                         Six Months Ended
                                                                              June 30

                                                                        1999           1998
CASH FLOWS FROM OPERATIONS:
          Consolidated net income (loss)                           $    162,289   $   (133,318)
          Extraordinary charge, net of taxes                             -             265,446
          Consolidated income before extraordinary charge               162,289        132,128

          Depreciation and amortization                                 130,852        136,880
          Deferred investment credit and income taxes, net               13,086         16,118
          Deferred power costs, net                                      13,056         (2,251)
          Allowance for other than borrowed funds used
                 during construction                                       (776)        (1,316)
          Internal restructuring liability                               -              (5,504)
          Adverse power purchase commitments                            (11,311)        -
          Restructuring settlement rate refund                          (12,825)        -
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                            (34,940)       (16,195)
                    Materials and supplies                               (9,413)       (13,947)
                    Accounts payable                                     15,836         13,305
                    Taxes accrued                                           228        (21,499)
          Other, net                                                    (10,914)        12,351
                                                                        255,168        250,070

CASH FLOWS FROM INVESTING:
          Utility construction expenditures (less allowance for
               other than borrowed funds used during construction)      (88,771)       (98,245)
          Nonutility construction expenditures and investments          (38,871)        (3,988)
                                                                       (127,642)      (102,233)

CASH FLOWS FROM FINANCING:
          Purchase of common stock                                     (191,450)        -
          Issuance of long-term debt                                    114,830        135,295
          Retirement of long-term debt                                  (51,714)      (357,125)
          Short-term debt, net                                          115,147        171,173
          Cash dividends on common stock                               (102,786)      (105,295)
                                                                       (115,973)      (155,952)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        11,553         (8,115)
Cash and temporary cash investments at January 1                         17,559         26,374
Cash and temporary cash investments at June 30                     $     29,112   $     18,259


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                   $80,094        $87,794
                 Income taxes                                            63,096         86,214





See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1998 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. Certain amounts in the December 31, 1998 consolidated balance sheet have been reclassified for comparative purposes.


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


4. For purposes of the Consolidated Balance Sheet and
   Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


5. As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, the Company may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that the Company could be irreparably harmed if DQE took actions that would prevent the Company from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, DQE has filed a motion for summary judgment which the Company has opposed. The court has not yet ruled. The Company cannot predict the outcome of this litigation. However, the Company believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, the Company continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless the Company obtains judicial relief requiring DQE to move forward.

   All of the Company's incremental costs of the merger process ($17.6 million through June 30, 1999) are deferred. The accumulated merger costs will be written off by the combined company when the merger occurs or by the Company if it is determined that the merger will not occur.


6. The Consolidated Balance Sheet includes the amounts listed below for  assets, primarily generation, not subject to SFAS
   No. 71, "Accounting for the Effects of Certain Types of
   Regulation."
                                                  June 30     December 31
                                                    1999          1998
                                                   (Thousands of Dollars)

   Property, plant and equipment at
     original cost                              $2,006,185    $1,969,636
   Amounts under construction included above        43,258        39,227
   Accumulated depreciation                       (905,976)     (870,777)


7. The Company began acquiring shares of its common stock in the first quarter of 1999 in conjunction with a stock repurchase program announced in March 1999. The program authorizes the Company to repurchase common stock worth up to $500 million from time to time at price levels the Company deems attractive. The Company purchased 5,836,000 shares of its common stock in the first six months of 1999 at an aggregate cost of $191.5 million.


8. The Company's principal business segments are utility and nonutility operations. The utility subsidiaries, doing business as Allegheny Power, include the generation, purchase, transmission, distribution, and sale of electric energy and are subject to federal and state regulation. The Company derives substantially all of its income from operations of its utility subsidiaries, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company (West Penn). Nonutility operations consist of AYP Capital, a wholly owned subsidiary, formed in an effort to meet the challenges of the new competitive environment in the electric industry, and the Allegheny Energy Supply Division
   (ESD) of West Penn. The ESD has the primary objective of selling the West Penn generation (approximately 2,570 megawatts) that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania and is no longer regulated by the Pennsylvania Public Utility Commission (Pennsylvania PUC). Nonutility operations may be subject to federal regulation but are not subject to state regulation of rates.

   Business segment information is summarized below.
   Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts.

                                Three Months Ended      Six Months Ended
                                      June 30                June 30
                                 1999        1998       1999        1998
                                         (Thousands of Dollars)
   Operating Revenues:
     Utility                   $534,191    $564,107  $1,126,783  $1,160,829
     Nonutility                 188,480*     63,645    356,050*     112,739
     Eliminations               (79,267)       (102)  (149,442)        (446)
   Depreciation:
     Utility                     49,801      67,114    101,871      134,085
     Nonutility                  14,186       1,398     28,981        2,795
   Federal and State Income
     Taxes:
       Utility                   38,048      37,551     89,644       90,675
       Nonutility                 5,462      (3,236)    14,983       (5,595)
   Operating Income:
     Utility                     96,991     103,339    216,854      229,785
     Nonutility                  14,754      (3,274)    35,137       (5,013)
   Interest Charges and
     Preferred Dividends:
       Utility                   36,938      44,752     72,560       90,509
       Nonutility                 8,685       2,516     16,878        5,074
   Consolidated Income
     Before Extraordinary
     Charge:
       Utility                   60,318      59,244    144,476      141,410
       Nonutility                 4,196      (5,353)    17,813       (9,282)
   Extraordinary Charge, Net:
     Utility                                265,446                 265,446
     Nonutility
   Capital Expenditures:
     Utility                     55,163      58,953     89,547       99,561
     Nonutility                  31,102       3,848     38,871        3,988


                                                    June 30      December 31
                                                      1999           1998
   Identifiable Assets:
     Utility                                      $5,273,489     $6,299,909
     Nonutility                                    1,320,195        213,418


   *Nonutility operating revenues include $14.8 million and $33.5 million in the three months and six months ended June 30, 1999 of allocated Competitive Transition Charge
    (CTC) revenues to compensate for certain transition costs transferred to nonutility operations.


9. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                1999                        1998
                          1st           2nd           1st           2nd
                        Quarter       Quarter       Quarter       Quarter

   Number of Shares   122,436,317   116,600,317   122,436,317   122,436,117
   Amount per Share       $.43          $.43          $.43          $.43

10.The Company's Pennsylvania subsidiary, West Penn, is authorized to collect a CTC from its distribution customers over the period 1999 to 2008 as a result of a 1998 Order of the Pennsylvania PUC.

   The November 1998 Order of the Pennsylvania PUC authorizes annual recovery of "transition costs" from distribution customers as follows:

   Year            Amount           Year           Amount
           (Millions of Dollars)           (Millions of Dollars)

   1999            $122             2004           $104
   2000             121             2005             99
   2001             115             2006             98
   2002             113             2007             97
   2003             112             2008             97


   CTC revenues recorded in the three months and six months ended June 30, 1999 totaled $29.7 million and $67.6 million, respectively.

   The Order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

            Year                     Amount
                             (Millions of Dollars)

            1999                      $25
            2000                       45
            2001                       60
            2002                       50


   To the extent that West Penn records any or all of the Additional CTC Regulatory Asset, it will be amortized in 2005 through 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on West Penn during the years 1999 to 2002.

   No Additional CTC Regulatory Asset was recorded by West Penn as of June 30, 1999.


11.In October 1996, AYP Energy, Inc., a subsidiary of AYP
   Capital, borrowed $160 million for five years and also entered into a floating-to-fixed interest rate swap to hedge against fluctuations in interest rates. In January 1998, the swap was refinanced in exchange for the counterparty's right to exercise an option to extend the swap until 2006. During the second quarter and first six months of 1999, the Company recorded a mark-to-market gain of $.3 million and $2.3 million, respectively. The Company previously recorded in 1998 a mark-to-market loss of $2.3 million related to this option. In June 1999, the swap and option were terminated at a cost of $1.5 million. This termination will reduce interest expense in 1999 through 2001.

12.The 1998 periods include a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes, or $2.17 per share) to reflect a write-off by West Penn of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania.

                     ALLEGHENY ENERGY, INC.

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998


	The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
Operations in the Allegheny Energy, Inc. (the Company) Annual
Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


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


Significant Events in the First Six Months of 1999

*    Unregulated Generating Subsidiary

        The Company and two of its subsidiaries, West Penn Power Company (West Penn) and AYP Energy, Inc., filed a Form U-1 application on April 16, 1999 with the Securities and Exchange Commission (SEC) to form an unregulated generating subsidiary. Regulatory approval must also be obtained from the Federal Energy Regulatory Commission (FERC), and the Pennsylvania Public Utility Commission (Pennsylvania PUC) will review the proposed plan.

        Upon approval, West Penn will transfer its deregulated generating capacity, which after January 1, 2000 will total approximately 3,700 megawatts (MW), at book value as allowed by the final settlement in West Penn's Pennsylvania restructuring case, and AYP Energy, Inc. will transfer its 276 MW merchant capacity at Fort Martin Unit No. 1 to the new generating company or GENCO.

        Initially, West Penn will transfer to a new unregulated subsidiary generating company all of its ownership interests in generating assets and its contractual rights to generating capacity other than those arising under the Public Utility Regulatory Act of 1978 (PURPA). As consideration, the generating subsidiary will pay West Penn the book value of the generating assets in a combination of cash and a note secured by a purchase money mortgage on the generating assets. It is expected, in order to obtain the release of the generating assets from the lien of the first mortgage, to pay the cash and assign the note and the purchase money mortgage to the trustee of West Penn's first mortgage bonds.

        Thereafter, West Penn will dividend up to the Company its ownership interest in the new generating subsidiary. After this dividend, West Penn will no longer have any ownership interest in generating assets or contractual rights to generating capacity.

        It is expected that the necessary regulatory approvals to commence these transfers and dividend will be received by the end of 1999. It is expected that upon the receipt of these approvals West Penn will complete the transfers of generating assets and the dividend to the Company. Actual timing, however, will depend on actions by various regulatory authorities that are outside the control of the Company.

*    Installation of Combustion Turbines

        A new Company subsidiary, Allegheny Energy Unit No. 1 and Unit No. 2, LLC, will be installing two 44-MW simple-cycle gas combustion turbines at the Springdale power station in Allegheny County, Pa. These units will be unregulated merchant plants.
The two units are expected to be in service by the end of 1999 and will be capable of running on either No. 2 diesel oil or natural gas. As part of the installation, 500,000 gallons of oil storage capacity will be built and existing gas lines will be upgraded. Transmission facilities at the site and the nearby interconnection with Duquesne Light Company will also be upgraded.

        The generation output will be sold into the competitive power markets in the eastern United States.

*    Merger with DQE

        See Note 5 to the consolidated financial statements for information about the proposed merger with DQE, parent company of Duquesne Light Company in Pittsburgh, Pa., and related litigation.

*    Virginia Rate Settlement and Agreement

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

        On May 21, 1999, the Virginia SCC approved an agreement reached between Potomac Edison and the staff of the Virginia SCC which reduced base rates for Virginia customers effective June 1, 1999 by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

*    West Virginia Fuel Review

        On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an Order to initiate a fuel review proceeding to establish a fuel increment in rates for Potomac Edison and Monongahela Power Company (Monongahela Power) to be effective July 1, 1999 through June 30, 2000. On June 29, 1999, the W.Va. PSC approved a joint stipulation and agreement between Potomac Edison and Monongahela Power and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align Potomac Edison and Monongahela Power rate schedules and to petition to reopen this case if they are successful. Absent such agreement by October 15, 1999, the rates will revert to the originally proposed rates in this case. This change would be effective November 1, 1999 and would increase Monongahela Power's fuel rates by $10.9 million and decrease Potomac Edison's fuel rates by $8.0 million. These changes, if implemented, will have no effect on the companies' net income.

*    Shareholder Rights Plan

        The Company filed a Form U-1 application on March 2, 1999 with the SEC for approval for the Board of Directors to adopt a Shareholder Rights Plan. The SEC granted the application on July 23, 1999. If the plan is adopted by the Board of Directors, the shareholder rights would be exercisable if any potential suitor acquired 15% or more of the Company's outstanding common stock. All shareholders, except the acquiring shareholder, would then be given the right to protect the value of their investment by purchasing Company common stock at a two-for-one price.

*    Articles of Incorporation

        As a result of the passage of Maryland legislation affecting corporate governance of companies incorporated in the state, the Board of Directors by resolution amended the Company's Articles of Incorporation. The Board resolution adopted a provision creating three classes of directors of nearly even size, with the term of each director continuing for the full initial term of the class to which he or she is designated, and a provision that directors cannot be removed from the Board except by a two-thirds vote of all votes entitled to be cast by shareholders in an election, and that vacancies may be filled only by the Board and for the full remainder of the term.

*    Maryland, Ohio, Virginia, and West Virginia Deregulation

        See Electric Energy Competition on page 25 for ongoing information regarding restructuring in Maryland, Ohio, Virginia, and West Virginia.

*    Toxics Release Inventory (TRI)

        On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce.
The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Company joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the Company's releases were provided to media in the Company's area and posted on the Company's web site. The Company filed its first TRI report with the Environmental Protection Agency prior to the July 1, 1999 deadline date, reporting 18 million pounds of total releases for calendar year 1998.


Review of Operations

EARNINGS SUMMARY
                                  Consolidated Net Income (Loss)
                             Three Months Ended      Six Months Ended
                                   June 30                June 30
                              1999        1998       1999        1998
                                       (Millions of Dollars)

Utility operations           $60.3      $  59.2     $144.5     $ 141.4
Nonutility operations          4.2         (5.4)      17.8        (9.3)
Consolidated income before
  extraordinary charge        64.5         53.8      162.3       132.1
Extraordinary charge, net                (265.4)                (265.4)
Consolidated net income
  (loss)                     $64.5      $(211.6)    $162.3     $(133.3)


                                          Cents Per Share
                             Three Months Ended      Six Months Ended
                                   June 30                June 30
                              1999        1998       1999        1998

Utility operations            $.51       $  .48     $1.20       $ 1.16
Nonutility operations          .04         (.04)      .15         (.08)
Cents per share before
  extraordinary charge         .55          .44      1.35         1.08
Extraordinary charge, net                 (2.17)                 (2.17)
  Total cents per share       $.55       $(1.73)    $1.35       $(1.09)

        Earnings for the second quarter and first six months of 1998 include a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes, or $2.17 per share) to reflect a write-off by West Penn of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania. The increase in earnings in the second quarter of 1999 before the 1998 extraordinary charge is primarily attributed to increased earnings from nonutility sales of electricity. The increase in earnings in the first six months of 1999 before the 1998 extraordinary charge is primarily attributed to increased kilowatt-hour sales, including increased sales to residential customers due to winter weather that was 22% colder than the relatively warm winter of 1998, and nonutility sales.


SALES AND REVENUES

        Total operating revenues for the second quarter and first six months of 1999 and 1998 were as follows:

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   1999        1998      1999        1998
                                            (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Regulated                     $506.0      $523.6   $1,077.4    $1,096.9
    Choice                           9.1         2.3       15.9         5.9
    Bulk power and trans-
      mission services sales        19.1        38.2       33.5        58.0
        Total utility revenues     534.2       564.1    1,126.8     1,160.8
  Nonutility revenues              188.5*       63.7      356.0*      112.7
  Elimination between utility
    and nonutility                 (79.3)        (.1)    (149.4)        (.4)
      Total operating
        revenues                  $643.4      $627.7   $1,333.4    $1,273.1


*Nonutility operating revenues include $14.8 million and $33.5 million in the three months and six months ended June 30, 1999 of allocated Competitive Transition Charge revenues to compensate for certain transition costs transferred to nonutility operations.


        The decreases in regulated revenues (regulated revenues includes revenues from West Penn customers eligible to choose an alternate energy supplier but electing not to do so) in the three and six months ended June 1999 were due primarily to the result of Pennsylvania competition which gave two-thirds of West Penn's regulated customers the ability to choose another energy supplier and a reduction in Potomac Edison's Maryland rates as part of a settlement agreement. These decreases to regulated revenues were offset in part in the six-month period by colder winter weather in 1999 which led to increased residential and commercial kWh sales.

        Settlement agreement reductions in the three and six months ended June 30, 1999 of $4.5 million and $9.0 million, respectively, reflect a settlement agreement by Potomac Edison settling the Maryland Office of People's Counsel's petition for a reduction in Potomac Edison's Maryland rates. Of that amount, in the three and six months ended June 30, 1999, $1.9 million and $3.8 million, respectively, are related to Potomac Edison creating a provision to share earnings above a return on equity of 11.4% in Maryland as discussed below, and in the three and six months ended June 30, 1999, $2.6 million and $5.2 million, respectively, are related to a deferral of 1999 revenues per the settlement agreement. The agreement, which includes recognition of costs to be incurred from the AES Warrior Run cogeneration project being developed under the PURPA, was approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. Under the terms of that agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999-2001. This sharing will occur through an annual true-up.

        Utility choice revenues for 1999 represent transmission and distribution revenues from West Penn franchised customers (customers in West Penn's territory) who chose another supplier to provide their energy needs. In 1998 the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot and were required to buy energy from an alternate supplier. The Energy Supply Division (ESD) of West Penn has the primary objective of selling two-thirds of West Penn's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As a result of the ESD selling to the nonutility market, utility bulk power sales have decreased due to reduced regulated generation available for sale.

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

        See Note 10 to the consolidated financial statements for information regarding the Competitive Transition Charge.

OPERATING EXPENSES

        Fuel expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                                   Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    1999        1998      1999        1998
                                             (Millions of Dollars)

Utility operations                 $ 83.7      $135.1    $177.4      $269.8
Nonutility operations                43.6         4.5      90.5         9.5
  Total fuel expenses              $127.3      $139.6    $267.9      $279.3



        Total fuel expenses decreased primarily due to a decrease in average fuel prices of 7% and 5% in the second quarter and six months ended June 30, 1999, respectively. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility fuel expenses was due to the fuel expenses associated with the two-thirds of West Penn's freed up generation now being marketed by the ESD as part of nonutility operations.

        Purchased power and exchanges, net, represent power purchases from and exchanges with other companies and purchases from qualified facilities under the PURPA, and consists of the following items:

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   1999        1998      1999        1998
                                            (Millions of Dollars)
Utility operations:
  Purchased power:
    From PURPA generation*        $25.8       $33.7     $ 53.8      $ 67.9
    Other                          10.8         6.4       30.8        15.3
      Total purchased power
        for utility operations     36.6        40.1       84.6        83.2
  Power exchanges, net             (3.3)       (1.7)       1.0         1.8
Nonutility operations
  purchased power                  74.6        57.3      116.1        97.5
Elimination                       (10.5)                 (13.5)
  Purchased power and
    exchanges, net                $97.4       $95.7     $188.2      $182.5

*PURPA cost (cents per kWh)         4.8         5.4        4.9         5.5


        The decrease of $7.9 million and $14.1 million in the second quarter and six months ended June 30, 1999 in utility purchased power from PURPA generation reflects a $2.7 million and $5.4 million reduction in the second quarter and six months ended June 30, 1999, respectively, related to West Penn's purchase commitment at costs in excess of the market value of the AES Beaver Valley contract and also a decrease of $3.7 million and $7.2 million in the second quarter and six months ended June 30, 1999, respectively, in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The reduction related to the purchase commitment in excess of costs reflects the amortization of excess costs accruals recorded in 1998 as an adverse power purchase commitment net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania.

        The increase in other utility operations purchased power in the six months ended June 30, 1999 was due primarily to West Penn's purchase of power from nonaffiliated companies and marketers in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier but electing not to do so. The generation previously available to serve those customers has been freed up by customer choice in Pennsylvania and is being marketed by the Energy Supply Division of West Penn to the unregulated marketplace.

        The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchase power expenses.

        The AES Warrior Run PURPA cogeneration contract in Potomac Edison's Maryland service territory, scheduled to commence operation in October 1999, will increase the cost of power purchases $60 million or more annually. In 1999, utility revenues will reflect a reduction for a settlement agreement with various parties on the Maryland Office of People's Counsel's for a reduction in Potomac Edison's Maryland rates. The net effect of changes related to the settlement results in a pre-tax income reduction of $12 million in 1999. See Sales and Revenues starting on page 15 for more information on the settlement agreement.

        None of the subsidiaries' purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation.

        Other operation expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                               Three Months Ended     Six Months Ended
                                     June 30               June 30
                                1999        1998      1999        1998
                                         (Millions of Dollars)

Utility operations             $74.9       $78.7     $145.2      $149.8
Nonutility operations           17.1         3.5       33.4         7.2
Elimination                     (4.4)                  (8.7)
  Total other operation
    expenses                   $87.6       $82.2     $169.9      $157.0


        The increase in total other operation expenses for the second quarter of $5.4 million was due primarily to costs associated with certain PURPA regulations, Year 2000 expenses, and merger litigation expenses, partially offset by lower transmission and distribution operation expenses.

The increase in total other operation expenses in the six months ended June 30, 1999 of $12.9 million was due primarily to costs associated with certain PURPA regulations, increased allowances for uncollectible accounts, Year 2000 expenses, and merger litigation expenses. Nonutility other operation expenses reflect increased business activity.

        The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

        Maintenance expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                               Three Months Ended     Six Months Ended
                                     June 30               June 30
                                1999        1998      1999        1998
                                         (Millions of Dollars)

Utility operations             $43.9       $54.2     $ 90.0      $109.6
Nonutility operations           10.5         1.7       20.9         2.9
  Total maintenance expenses   $54.4       $55.9     $110.9      $112.5


        Total maintenance expenses for the second quarter and six months ended June 30, 1999 remained about the same as the second quarter and six months ended June 30, 1998. The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the two-thirds of West Penn generation deregulated and now being classified as nonutility maintenance. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation and amortization expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                              Three Months Ended     Six Months Ended
                                    June 30               June 30
                               1999        1998      1999        1998
                                        (Millions of Dollars)

Utility operations            $49.8       $67.1     $101.9    $134.1
Nonutility operations          14.2         1.4       29.0       2.8
  Total depreciation and
    amortization expenses     $64.0       $68.5     $130.9    $136.9

        Total depreciation and amortization expense in the second quarter and six months ended June 30, 1999 decreased $4.5 million and $6.0 million, respectively, due primarily to a $7.5 million and $12.3 million reduction in the second quarter and six months ended June 30, 1999, respectively, related to a 1998 write-down of West Penn's share of costs in excess of the market value of the AGC pumped storage project. Depreciation expense will be reduced $234 million during the period 1999-2016 related to the AGC contract as a result of the 1998 extraordinary charge recorded by West Penn. The decreases were offset in part by higher depreciation expense due to increased investment. Utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        Taxes other than income taxes for the second quarter and first six months of 1999 and 1998 were as follows:

                              Three Months Ended     Six Months Ended
                                    June 30               June 30
                               1999        1998      1999        1998
                                        (Millions of Dollars)

Utility operations            $39.8       $45.3     $79.9       $94.1
Nonutility operations           8.2         1.7      16.0         3.4
  Total taxes other than
    income taxes              $48.0       $47.0     $95.9       $97.5


        Total taxes other than income taxes increased $1.0 million in the second quarter of 1999 due primarily to higher FICA taxes. Total taxes other than income taxes decreased $1.6 million in the six months ended June 30, 1999 primarily due to increased West Virginia Business and Occupation Taxes in the first quarter of 1998 resulting from an adjustment of $1.4 million for a previous period and decreased gross receipts taxes, partially offset by higher FICA taxes. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        The increases in federal and state income taxes for the three and six months ended June 30, 1999 were primarily due to increased income before taxes.

        The change in other income, net includes the reporting of nonutility operations investments using the equity method of accounting, changes in the level of contributions in aid of construction, and the sale of timber.

        Interest on long-term debt for the second quarter and first six months of 1999 and 1998 was as follows:

                              Three Months Ended     Six Months Ended
                                    June 30               June 30
                               1999        1998      1999        1998
                                        (Millions of Dollars)

Utility operations            $30.6       $38.2     $61.3       $78.4
Nonutility operations           8.1         2.6      15.9         5.1
  Total interest on
    long-term debt            $38.7       $40.8     $77.2       $83.5

        The decreases in total interest on long-term debt in the second quarter and six months ended June 30, 1999 of $2.1 million and $6.3 million, respectively, resulted primarily from reduced long-term debt and lower interest rates.

        Other interest expense reflects changes in the levels of short-term debt maintained by the companies, as well as the associated rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 5 to the Consolidated Financial Statements for information about merger activities.

*    Market Risk

        The Company's utility subsidiaries and certain of the Company's nonutility subsidiaries, supply power in nonregulated power markets. At June 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Transition Bonds

        The Company's Pennsylvania subsidiary, West Penn, plans to issue up to $670 million in transition bonds in the third quarter of 1999 in accordance with its 1998 restructuring settlement. That settlement, approved by the Pennsylvania PUC, allows West Penn to recover up to $670 million in transition costs which might otherwise prove unrecoverable in a competitive environment. The settlement also requires that a portion of the benefits achieved from the bond sales be passed through to customers by reducing the competitive transition charge. This transition charge is a temporary per-kilowatt-hour charge designed to collect a company's transition cost in a competitive environment.

        West Penn filed a petition for a supplemental Qualified Rate Order (QRO) with the Pennsylvania PUC on April 23, 1999 to clarify the procedures and structure associated with the issuance of Transition Bonds. The supplemental findings sought by West Penn relate primarily to the computation, design, and reconciliation of the Intangible Transition Charges (ITC), a portion of the CTC dedicated to the transition bonds. These findings are expected to significantly improve the credit profile of the Transition Bonds. On August 2, 1999, West Penn entered a settlement agreement with the other parties and requested approval of the settlement from the Pennsylvania PUC. The settlement agreement resolves annual reconciliation timing issues and other issues and presented to the Pennsylvania PUC for resolution a question as to the funding of the ITC in the event of a revenue shortfall. On August 12, 1999, the PUC approved West Penn's petition as modified by the settlement agreement. The approval provides that the shopping credit may be adjusted when circumstances warrant.

        The Company plans to reduce transition costs and related capitalization with the proceeds from the transition bonds.

*    Redemption of Preferred Stock

        The Company's Pennsylvania subsidiary, West Penn, redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999. The redemption was funded with proceeds from new medium-term notes issued by West Penn in the second quarter at a 6.375% coupon rate.

        The redemption of the preferred stock allowed West Penn to revise its Articles of Incorporation providing greater financial flexibility in restructuring West Penn's debt and transferring West Penn's generating facilities into a new unregulated generating subsidiary.

*    Repurchase of First Mortgage Bonds

        During the second quarter and the early part of the third quarter of 1999, West Penn repurchased $96.4 million of first mortgage bonds. This reduced that Company's outstanding first mortgage bonds to $428.6 million. West Penn expects to make additional purchases in the second half of the year.

*    Issuance of Notes

        In April 1999, Monongahela Power, Potomac Edison, and
West Penn issued $7.7 million, $9.3 million, and $13.83 million, respectively, of 5.50% 30-year pollution control revenue notes to Pleasants County, West Virginia.

        In June 1999, West Penn issued $84 million of five-year unsecured medium-term notes at an interest rate of 6.375%.

*    Year 2000 Readiness Disclosure

        The transition from 1999 into the Year 2000 (Y2K) has the potential to cause serious problems to most organizations, including the Company, related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company has been working under a comprehensive Y2K program to identify and remediate the problem areas in order to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the Company.

        In May 1998, the North American Electric Reliability Council (NERC), of which the Company is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the Company have segmented the Y2K problem into the following components:

*    Computer hardware and software;
*    Embedded chips in various equipment; and
* Vendors and other organizations on which the Company relies for critical materials and services.

        The industry's and the Company's efforts for each of these three components include inventory, assessment and, where possible, remediation of the problem areas by repair, replacement or removal, supplemented by confirmation testing and contingency plans. Contingency plans include alternate methods of certain operations to help avoid electric service or business interruptions, and the review and update of restoration of service plans to mitigate the severity and length of interruptions in the unlikely event that any should occur.

        Based on this work, the Company has determined that as of June 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity and nearly all of its important business systems (accounting, billing, etc.) are Y2K ready. The Company anticipates that the remediation and testing work on the remaining business and non-
critical systems will be completed by September 30, 1999.    The
Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so.

        The Company's readiness program has been conducted in accordance with time schedules recommended by state regulatory commissions and by NERC. As is the case of most electric utilities, Allegheny is interconnected with neighboring utilities, which provide added strength of supply diversity and flexibility. But the interconnections also mean that any one utility's Y2K readiness is related to the readiness of the group. Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, a cascading failure of the entire electrical system. The Company is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort (which had a target completion date of June 30 for critical systems related to production and delivery of electricity), the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are dry runs designed to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events at Company facilities or at the facilities of neighboring utilities that escaped discovery that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been and continues to be significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $15 to $20 million of which about $14 million has been incurred through June 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states the operating subsidiaries serve are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Virginia and Ohio passed legislation this year to implement retail choice. West Virginia continues to actively study this issue.


Activities at the Federal Level

        The Company is an advocate of federal legislation to mandate competition in retail electricity markets nationwide to avoid regional dislocations and ensure level playing fields. The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power. In the U.S. Congress, a series of hearings on the competition issue in both the House and Senate recently have been completed, and committee staffs in both chambers are writing comprehensive competition bills. Consensus remains elusive, however, with significant hurdles remaining in both houses of Congress. While it is too early to tell whether initial momentum on the issue will result in legislation in the current Congress, the competition issue has received more attention this year than ever before.

Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and was signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, is holding hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups also continue to meet with State Corporation Commission staff, comments were filed and Commission hearings have been held to discuss the proposed retail pilot programs of other utilities in the state. Recommended interim rules for retail pilot programs were issued August 6, 1999, subject to final approval by the Commission. It is anticipated that these interim rules will provide a framework for rules and regulations applicable to full implementation of retail choice beginning in 2002. The Commission is seeking comments on issues relating to the development of and participation in regional transmission entities required by the Restructuring Act to facilitate access to electric transmission systems.


Maryland

        The Maryland General Assembly passed legislation to restructure the electric utility industry on April 2, 1999, and on April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the commission on May 3, 1999. Legislative style hearings have been scheduled this summer with the commission expected to issue decisions by the end of the year.

        As previously reported, Potomac Edison, the Company's Maryland subsidiary, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates.
The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project beyond 2001. The staff of the Maryland PSC advised the commission that a tentative settlement agreement was achieved with the majority of the parties participating in the negotiations. The parties are in the process of finalizing the agreement, which should be filed by August 20, 1999.


Ohio

        The Ohio General Assembly passed legislation on June 22, 1999 to restructure the electric utility industry. Governor Taft signed the bill soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service unless that entity is a member of and transfers control of those facilities to one or more qualifying independent transmission entities. The legislation provides for consumer education, universal service, consolidation of Ohio's low income customer assistance programs as well as incentives for development of renewable resources and disclosure of the environmental characteristics of power supplies.


West Virginia

        In December 1996, the W.Va. PSC issued an Order initiating a general investigation regarding the restructuring of the electric utility industry. A Task Force was established to further investigate restructuring issues. In December 1997, the Task Force approved legislative language that would have given the W.Va. PSC broad authority to implement retail choice. The proposed legislation was substantially modified by the West Virginia Legislature and passed in March 1998. The legislation directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a new Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC issued an Order on December 23, 1998 setting hearings to begin on August 17, 1999 and August 24, 1999. The August 17 hearing will address certification, licensing, bonding, reliability, universal service, consumer protection, and code of conduct. The August 24 hearing will address subsidies and stranded costs. Following these hearings, the W.Va. PSC will make a determination whether restructuring is in the public interest.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Maryland, Ohio, and Virginia have passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Maryland, Ohio, and Virginia portion) on an uncertain future date. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland, Ohio, and Virginia legislations establish definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
                for Quarter Ended June 30, 1999



ITEM 1.  LEGAL PROCEEDINGS

         The MidAtlantic case, previously reported as an ongoing litigation matter, has been settled and an Order was entered on July 9, 1999 dismissing the case with prejudice.

         As of August 9, 1999, Monongahela Power Company has been named as a defendant, along with multiple other defendants in a total of approximately 8,000 asbestos cases. The Potomac Edison Company and West Penn Power Company were named as defendants along with multiple other defendants in approximately one-half of those cases. As of June 30, 1999, a total of 721 cases have been settled and/or dismissed against Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company for reasonable settlement amounts. While the operating subsidiaries believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

         As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, the Company may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that the Company could be irreparably harmed if DQE took actions that would prevent the Company from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

         In the District Court, DQE has filed a motion for summary judgment which the Company has opposed. The court has not yet ruled. The Company cannot predict the outcome of this litigation. However, the Company believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, the Company continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless the Company obtains judicial relief requiring DQE to move forward.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    (a)  Date and kind of meeting:

         At the annual meeting of stockholders held on May 13, 1999, votes were taken for the election of directors to serve until the next annual meeting of stockholders and the approval of the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as independent accountants. Votes were also taken on shareholder proposals related to the issuance of a report to shareholders on greenhouse gas emissions, the approval by shareholders of golden parachutes above a certain amount, and the nomination of two additional directors. The total number of votes cast was 95,345,217 with the following results:

Nominees for Director         Votes for         Votes Withheld

Eleanor Baum                 94,398,566             946,651
William L. Bennett           94,419,147             926,070
Wendell F. Holland           94,382,160             963,057
Phillip E. Lint              94,357,370             987,847
Frank A. Metz, Jr.           94,414,981             930,236
Alan J. Noia                 94,446,638             898,579
Steven H. Rice               94,438,790             906,427
Gunnar E. Sarsten            94,447,344             897,873



                                    Votes For    Votes Against     Abstentions

Approval of independent
  accountants                      94,067,371         776,103         501,743

Shareholder proposal regarding
  the issuance of a report to
  shareholders regarding
  greenhouse gas emissions          5,505,912      68,601,720       6,316,617

Shareholder proposal regarding
  the approval by shareholders
  of golden parachutes above
  a certain amount                 27,736,298      47,776,733       4,911,213

Shareholder proposal regarding
  the nomination of two
  additional directors              5,792,285      72,555,288       2,076,671


         The shareholders elected the directors and approved the Company's independent accountants. The shareholders did not approve the shareholder proposals regarding global warming, golden parachutes, or the nomination of two additional directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b)  The Company filed a Form 8-K on July 20, 1999.





                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLEGHENY ENERGY, INC.



                                        /s/      T. J. KLOC
                                         T. J. Kloc, Vice President
                                               and Controller
                                         (Chief Accounting Officer)





August 13, 1999