Form 10-Q
period 1999-09-30
ALLEGHENY ENERGY INC
filed 1999-11-15
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1999


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

   At November 12, 1999, 110,436,317 shares of the Common Stock
($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

         Form 10-Q for Quarter Ended September 30, 1999



                             Index


                                                                Page
                                                                 No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
    Three and nine months ended September 30, 1999 and 1998      3


  Consolidated Balance Sheet - September 30, 1999
    and December 31, 1998                                        4


  Consolidated Statement of Cash Flows -
    Nine months ended September 30, 1999 and 1998                5


  Notes to Consolidated Financial Statements                    6-10


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        11-29



PART II--OTHER INFORMATION                                     30-31

                                        ALLEGHENY ENERGY, INC.
                                  Consolidated Statement of Income

                                        (Thousands of Dollars)


                                                           Three Months Ended              Nine Months Ended
                                                              September 30                    September 30
                                                           1999            1998           1999          1998

OPERATING REVENUES:
  Utility                                             $    583,697    $    620,254    $ 1,710,480   $ 1,780,637
  Nonutility                                               157,662         106,353        364,270       219,092
               Total Operating Revenues                    741,359         726,607      2,074,750     1,999,729

OPERATING EXPENSES:
  Operation:
     Fuel                                                  145,220         151,805        413,164       431,091
     Purchased power and exchanges, net                    166,834         145,545        355,041       328,000
     Deferred power costs, net                              12,915             932         25,971        (1,319)
     Other                                                  90,032          78,361        259,963       235,327
  Maintenance                                               54,165          49,447        165,031       161,918
  Depreciation and amortization                             65,559          66,834        196,411       203,714
  Taxes other than income taxes                             45,947          49,631        141,864       147,094
  Federal and state income taxes                            43,511          55,448        148,138       140,528
               Total Operating Expenses                    624,183         598,003      1,705,583     1,646,353
               Operating Income                            117,176         128,604        369,167       353,376

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                                 662            (475)         1,438           841
   Other income, net                                         2,149             (76)         1,109         1,547
               Total Other Income and Deductions             2,811            (551)         2,547         2,388
               Income Before Interest Charges and
                  Preferred Dividends                      119,987         128,053        371,714       355,764

INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest on long-term debt                               36,861          38,786        114,063       122,335
   Other interest                                            8,060           5,630         18,175        14,279
   Allowance for borrowed funds used during
      construction                                          (1,446)         (1,417)        (3,848)       (2,643)
   Dividends on preferred stock of subsidiaries              1,400           2,318          5,923         6,929
   Redemption premium on preferred stock
      of subsidiaries                                        3,780          -               3,780         -
               Total Interest Charges and
                  Preferred Dividends                       48,655          45,317        138,093       140,900

Consolidated Income Before
   Extraordinary Charge                                     71,332          82,736        233,621       214,864
Extraordinary Charge, net (1)                               -               -               -          (265,446)
CONSOLIDATED NET INCOME (LOSS)                        $     71,332    $     82,736    $   233,621   $   (50,582)

COMMON STOCK SHARES OUTSTANDING (average)              114,120,202     122,436,317     118,192,404   122,436,317

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge              $0.63           $0.68          $1.98         $1.76
Extraordinary charge, net (1)                               -               -               -            ($2.17)
Consolidated net income (loss)                               $0.63           $0.68          $1.98        ($0.41)





See accompanying notes to consolidated financial statements.

(1) See Note 10 in the notes to the consolidated financial statements.

                                  ALLEGHENY ENERGY, INC.
                                Consolidated Balance Sheet

                                  (Thousands of Dollars)


                                                               September 30,  December 31,
ASSETS:                                                            1999           1998    *
   Property, Plant, and Equipment:
        At original cost, including $255,754
           and $166,330 under construction                    $  8,593,349   $  8,395,267
        Accumulated depreciation                                (3,563,944)    (3,395,603)
                                                                 5,029,405      4,999,664
   Investments and Other Assets:
        Subsidiaries consolidated--excess of cost
            over book equity at acquisition                         15,077         15,077
        Benefit plans' investments                                  88,735         87,468
        Nonutility investments                                      10,858          9,361
        Other                                                        3,480          1,566
                                                                   118,150        113,472
   Current Assets:
        Cash and temporary cash investments                         24,352         17,559
        Accounts receivable:
            Electric service                                       330,597        294,877
            Other                                                   14,813         17,712
            Allowance for uncollectible accounts                   (25,609)       (19,560)
        Materials and supplies - at average cost:
            Operating and construction                              98,965         99,439
            Fuel                                                    55,559         57,610
        Prepaid taxes                                               51,043         56,658
        Other, including current portion of regulatory assets       53,251         30,788
                                                                   602,971        555,083

   Deferred Charges:
        Regulatory assets                                          696,890        704,506
        Unamortized loss on reacquired debt                         46,347         48,671
        Other                                                      109,240         91,931
                                                                   852,477        845,108

              Total Assets                                    $  6,603,003   $  6,513,327

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                          $    153,045   $    153,045
        Other paid-in capital                                    1,044,085      1,044,085
        Retained earnings                                          919,288        836,759
        Treasury stock (at cost)                                  (398,407)        -
                                                                 1,718,011      2,033,889
        Preferred stock                                             74,000        170,086
        Long-term debt and QUIDS                                 2,058,293      2,179,288
        Funds on deposit with trustees                             (21,532)        -
                                                                 3,828,772      4,383,263
   Current Liabilities:
        Short-term debt                                            697,392        258,837
        Long-term debt due within one year                         140,000         -
        Accounts payable                                           155,016        153,107
        Taxes accrued:
            Federal and state income                                47,706         17,442
            Other                                                   45,924         62,751
        Interest accrued                                            37,210         35,945
        Adverse power purchase commitments                          24,895         22,622
        Other                                                      105,289        119,957
                                                                 1,253,432        670,661
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                              119,451        125,396
        Deferred income taxes                                      910,237        842,193
        Regulatory liabilities                                      86,446         80,354
        Adverse power purchase commitments                         309,590        328,830
        Other                                                       95,075         82,630
                                                                 1,520,799      1,459,403

              Total Capitalization and Liabilities            $  6,603,003   $  6,513,327



* Certain amounts have been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                                  ALLEGHENY ENERGY, INC.
                           Consolidated Statement of Cash Flows
                                  (Thousands of Dollars)


                                                                       Nine Months Ended
                                                                          September 30

                                                                       1999           1998
CASH FLOWS FROM OPERATIONS:
          Consolidated net income (loss)                          $    233,621   $    (50,582)
          Extraordinary charge, net of taxes                            -             265,446
          Consolidated income before extraordinary charge              233,621        214,864

          Depreciation and amortization                                196,411        203,714
          Deferred investment credit and income taxes, net              15,255         17,123
          Deferred power costs, net                                     25,971         (1,319)
          Allowance for other than borrowed funds used
                 during construction                                    (1,438)          (841)
          Changes in certain assets and liabilities:
                    Accounts receivable, net                           (26,772)         4,613
                    Materials and supplies                               2,525          6,264
                    Prepayments                                        (16,105)       (12,270)
                    Accounts payable                                     1,909        (16,964)
                    Taxes accrued                                       13,437         20,752
                    Interest accrued                                     1,265         (3,234)
                    Adverse power purchase commitments                 (16,967)        -
                    Restructuring settlement rate refund               (18,940)        -
          Other, net                                                    15,392         12,885
                                                                       425,564        445,587

CASH FLOWS FROM INVESTING:
          Utility construction expenditures (less allowance for
               other than borrowed funds used during construction)    (155,919)      (159,886)
          Nonutility construction expenditures and investments         (67,844)        (4,866)
                                                                      (223,763)      (164,752)

CASH FLOWS FROM FINANCING:
          Repurchase of Company common stock                          (398,407)        -
          Retirement of preferred stock                                (99,866)        -
          Issuance of long-term debt                                   114,830        211,952
          Retirement of long-term debt                                 (99,031)      (357,125)
          Short-term debt, net                                         438,555         12,199
          Cash dividends on common stock                              (151,089)      (157,943)
                                                                      (195,008)      (290,917)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        6,793        (10,082)
Cash and temporary cash investments at January 1                        17,559         26,374
Cash and temporary cash investments at September 30               $     24,352   $     16,292


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                 $123,159       $129,923
                 Income taxes                                          113,704        107,519





See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1998 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. Certain amounts have been reclassified for comparative purposes.


2. The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions.


3. For purposes of the Consolidated Balance Sheet and
   Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


4. As previously reported, on October 5, 1998 DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified the Company that it had unilaterally decided to terminate the merger. In response, the Company filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, the Company may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that the Company could be irreparably harmed if DQE took actions that would prevent the Company from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   The District Court denied DQE's motion for summary judgment. The District Court held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether the Company is entitled to specific performance. A decision by the District Court is expected by the end of 1999. The

   Company cannot predict the outcome of this litigation. However, the Company believes that DQE's basis for terminating the merger is without merit. Accordingly, the Company continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless the Company obtains judicial relief requiring DQE to move forward.

   All of the Company's incremental costs of the merger process ($17.6 million through September 30, 1999) are deferred. The accumulated merger costs will be written off by the combined company when the merger occurs or by the Company if it is determined that the merger will not occur.


5. The Consolidated Balance Sheet includes the amounts listed below for assets, primarily generation, not subject to SFAS
   No. 71, "Accounting for the Effects of Certain Types of
   Regulation."

                                               September 30    December 31
                                                   1999            1998
                                                  (Thousands of Dollars)

   Property, plant and equipment at
     original cost                              $2,037,981     $1,969,636
   Amounts under construction included above       102,609         39,227
   Accumulated depreciation                       (922,876)      (870,777)


6. The Company began acquiring shares of its common stock in the first quarter of 1999 in conjunction with a stock repurchase program announced in March 1999. The program authorizes the Company to repurchase common stock worth up to $500 million from time to time at price levels the Company deems attractive. The Company purchased 12,000,000 shares of its common stock in the first nine months of 1999 at an aggregate cost of $398.4 million. No further purchases are expected in 1999.


7. The Company's principal business segments are utility and nonutility operations. The utility subsidiaries, doing business as Allegheny Power, include the generation, purchase, transmission, distribution, and sale of electric energy and are subject to federal and state regulation. The Company derives substantially all of its income from operations of its utility subsidiaries, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company (West Penn). Nonutility operations consist of Allegheny Ventures, Inc., a wholly owned subsidiary, formed in an effort to meet the challenges of the new competitive environment in the electric industry, and the Allegheny Energy Supply Division (ESD) of West Penn. The ESD has the primary objective of selling the output of the West Penn generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania (approximately 2,570 megawatts in
   1999) and is no longer regulated by the Pennsylvania Public Utility Commission (Pennsylvania PUC). Nonutility operations may be subject to federal regulation but are not subject to state regulation of rates.

   Business segment information is summarized below.
   Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts.

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                1999        1998       1999         1998
                                        (Thousands of Dollars)
   Operating Revenues:
     Utility                  $583,697    $620,435  $1,710,480   $1,781,264
     Nonutility                271,407*    106,352     627,457*     219,091
     Eliminations             (113,745)       (180)   (263,187)        (626)
   Depreciation:
     Utility                    50,790      65,391     152,661      199,476
     Nonutility                 14,769       1,443      43,750        4,238
   Federal and State Income
     Taxes:
       Utility                  35,886      58,772     125,530      149,447
       Nonutility                7,625      (3,324)     22,608       (8,919)
   Operating Income:
     Utility                    91,212     133,429     308,066      363,214
     Nonutility                 25,964      (4,825)     61,101       (9,838)
   Interest Charges and
     Preferred Dividends:
       Utility                  40,612      42,773     113,172      133,282
       Nonutility                8,043       2,544      24,921        7,618
   Consolidated Income
     Before Extraordinary
     Charge:
       Utility                  52,321      90,838     196,797      232,248
       Nonutility               19,011      (8,102)     36,824      (17,384)
   Extraordinary Charge, Net:
     Utility                                                        265,446
     Nonutility
   Capital Expenditures:
     Utility                    67,810      61,166     157,357      160,727
     Nonutility                 28,973         878      67,844        4,866


                                                September 30     December 31
                                                    1999             1998
   Identifiable Assets:
     Utility                                     $5,253,671      $6,299,909
     Nonutility                                   1,349,332         213,418

   *Nonutility operating revenues include $14.4 million and $46.7 million in the three months and nine months ended September 30, 1999 of allocated Competitive Transition Charge
    (CTC) revenues to compensate for certain transition costs transferred to nonutility operations.


8. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                1999                       1998
                         Number      Amount         Number      Amount
                       of Shares   Per Share      of Shares   Per Share

   First Quarter      122,436,317     $.43       122,436,317     $.43
   Second Quarter     116,600,317     $.43       122,436,317     $.43
   Third Quarter      112,333,817     $.43       122,436,317     $.43

9. The Company's Pennsylvania subsidiary, West Penn, is authorized to collect transition costs through a CTC from its distribution customers over the period 1999 through 2008 as a result of a 1998 Order of the Pennsylvania PUC.

   The November Order of the Pennsylvania PUC authorizes annual recovery of transition costs from distribution customers as follows:

   Year        Amount             Year          Amount
         (Millions of Dollars)            (Millions of Dollars)

   1999         $122              2004           $104
   2000          121              2005             99
   2001          115              2006             98
   2002          113              2007             97
   2003          112              2008             97


   CTC revenues recorded in the three months and nine months ended September 30, 1999 totaled $30.1 million and $97.7 million, respectively.

   The Order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

            Year                   Amount
                             (Millions of Dollars)

            1999                    $25
            2000                     45
            2001                     60
            2002                     50


   To the extent that West Penn records any or all of the Additional CTC Regulatory Asset, it will be amortized in 2005 through 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on West Penn during the years 1999 through 2002.

   No Additional CTC Regulatory Asset was recorded by West Penn as of September 30, 1999.

   West Penn filed its Competitive Transition Charge Reconciliation Statement pursuant to the Settlement Agreement approved by the Pennsylvania PUC on August 12, 1999. The Settlement Agreement provided that West Penn would file its CTC Reconciliation Statement by August 30 of each year. It also adopted a CTC reconciliation schedule whereby a hearing should be held before October 29 with a Pennsylvania PUC Final Order to be issued on or before December 28 each year.

   A reconciliation was filed on August 30, 1999 and a hearing was held on October 26, 1999. The reconciliation shows a seven-month under-collection and its potential effects on the CTC rate effective January 1, 2000. The seven-month transition cost under-collection for the period ended July 31, 1999 is $15.9 million. The potential effect of the transition cost under-collection on CTC rates for the year 2000 is an increase of approximately one mill per kilowatt-hour. The Reconciliation Statement also shows CTC rates needed to avoid CTC under-collection in the year 2000. The effect of the reduction, compared to sales assumed in setting CTC rates, in projected energy sales would be an increase in the CTC rates for the year 2000 by about one mill per kilowatt-hour. Because West Penn's retail rates are capped, a two-mill increase in CTC rates for the year 2000 would force a two-mill decrease in generation-reflected rates in shopping credits. West Penn is proposing to mitigate the CTC increase and the resulting equal decrease in shopping credit by deferring recovery of the amount of the under-collection.
   The amount deferred as a regulatory asset will be included in the CTC rates that are calculated for the year 2001.


10.The nine months ended September 30, 1998 period includes a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes, or $2.17 per share) to reflect a write-off by West Penn of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania.


11.West Penn redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999 with proceeds from new five-year unsecured medium-term notes issued by West Penn in the second quarter at a 6.375% coupon rate. The cumulative preferred stock was redeemed at its combined par value of $79.7 million plus redemption premiums of $3.3 million.

   Potomac Edison redeemed all outstanding shares of its cumulative preferred stock on September 30, 1999 with funds on hand. The cumulative preferred stock was redeemed at its combined par value of $16.4 million plus redemption premiums of $.5 million.

   The redemptions of the preferred stock allowed West Penn and will allow Potomac Edison to revise their Articles of Incorporation providing greater financial flexibility in restructuring debt.


12.West Penn repurchased $96.4 million of first mortgage bonds during the second and third quarters of 1999.

                     ALLEGHENY ENERGY, INC.

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
    WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


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


Significant Events in the First Nine Months of 1999

*    Unregulated Generating Subsidiary

        The Company and two of its subsidiaries, West Penn Power Company (West Penn) and AYP Energy, Inc., filed a Form U-1 application on April 16, 1999 with the Securities and Exchange Commission (SEC) to form an unregulated generating subsidiary and to transfer West Penn's generating facilities and AYP Energy to the new subsidiary. An order approving the subsidiary and the transfer was issued on November 12, 1999. Regulatory approval for the transfer was obtained from the Federal Energy Regulatory Commission (FERC) on October 25, 1999, and the Pennsylvania Public Utility Commission (Pennsylvania PUC) has reviewed the proposed plan.

        During the fourth quarter, West Penn will transfer its deregulated generating capacity, which totals approximately 3,700 megawatts (MW), at book value as allowed by the final settlement in West Penn's Pennsylvania restructuring case, and AYP Energy, Inc. will transfer its 276 MW merchant capacity at Fort Martin Unit No. 1 to the new generating company or GENCO.

        Initially, West Penn will transfer to a new unregulated subsidiary generating company all of its ownership interests in generating assets and its contractual rights to generating capacity other than those arising under the Public Utility Regulatory Policies Act of 1978 (PURPA). As consideration, the generating subsidiary will pay West Penn the book value of the generating assets in a combination of cash and a note secured by a purchase money mortgage on the generating assets. It is expected that West Penn, in order to obtain the release of the generating assets from the lien of the first mortgage, will pay the cash and assign the note and the purchase money mortgage to the trustee of its first mortgage bonds. The generating assets will subsequently be transferred to a subsidiary of the new unregulated subsidiary generating company.

        Thereafter, the first tier subsidiary will dividend its ownership interest in the unregulated generating subsidiary, and West Penn will dividend up to the Company its ownership interest in the new generating subsidiary. After this dividend, West Penn will no longer have any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the PURPA.

        All necessary regulatory approvals to commence these transfers and dividend have been received. It is expected that West Penn will complete the transfers of generating assets and the dividend to the Company in 1999.

*    Installation of Combustion Turbines

        A new Company subsidiary, Allegheny Energy Unit No. 1 and Unit No. 2, LLC, will be installing two 44-MW simple-cycle gas combustion turbines at the Springdale power station in Allegheny County, Pa., at a cost of approximately $46 million. These units will be unregulated merchant plants. The two units are expected to be in service by the end of 1999 and will be capable of running on either No. 2 diesel oil or natural gas. As part of the installation, 500,000 gallons of oil storage capacity will be built and existing gas lines will be upgraded. Transmission facilities at the site and the nearby interconnection with Duquesne Light Company will also be upgraded.

        The generation output will be sold into the competitive power markets in the eastern United States.

*    Development of 100-MW Generation Project

        The Company has signed an agreement with Foster Wheeler
Power Systems, Inc. (Foster Wheeler) and United Refining Company
(United Refining) to develop a 100-MW generation project in Warren County in northwestern Pennsylvania.

        The project will include an upgrade by Foster Wheeler to United Refining's facility in the city of Warren with the installation of a petroleum coker and associated equipment.

        The generation project, to be co-developed and owned by the Company, Foster Wheeler, and United Refining, will incorporate circulating fluidized-bed technology and use waste by-products from the petroleum coking process in production of electricity for the refinery and for sale in the open market. Excess capacity from the generation will be marketed by the Allegheny Energy Supply Business of West Penn, and steam produced by the project will be used by the refinery.

        The project is valued up to $400 million, and construction is anticipated to begin in early 2001. A memorandum of understanding to develop the facility has been signed among all the parties, but a satisfactory feasibility study, acceptable financing terms and conditions, permitting, and execution of definitive project agreements are necessary before construction can begin.

*    Acquisition of Assets

        The Company plans to purchase from UtiliCorp United, headquartered in Kansas City, Missouri, the assets of West Virginia Power, an electric and natural gas distribution company located adjacent to the Company's service territory in southern West Virginia for approximately $95 million, and the assets of Appalachian Electric Heating, a heating, ventilation, and air conditioning installation and service operation with locations in or near West Virginia Power's service area for $3.45 million. As part of the transaction, the Company signed a 20-year option agreement with UtiliCorp United's subsidiary,
Aquila Energy, for gas supply to the Company. Electricity will be supplied under an existing contract with American Electric Power until December 31, 2001, and thereafter from existing Monongahela Power Company generation or from the market.

        The proposed acquisition includes 26,000 electric and 24,000 gas customers, 1,989 miles of electric distribution lines and 670 miles of gas pipelines, and 1,360 square miles of electric and 500 miles of gas service territory. West Virginia Power has approximately 120 employees, and Appalachian Electric Heating has approximately 52 employees. The Company has proposed to the W.Va. PSC to generally freeze both electric and gas rates to West Virginia Power customers for seven years except that the fuel portion of gas rates would be allowed to fluctuate with the gas market.

        The transaction has been approved by the Boards of Directors of UtiliCorp United and the Company. The purchase of the assets is conditioned upon the acceptable approvals of the Public Service Commission of West Virginia, the SEC, FERC, and the Department of Justice/Federal Trade Commission. The Company has made the appropriate filings and anticipates that all required approvals will be received and the transaction completed in the fourth quarter of 1999.

*    Proposed Merger with DQE

        See Note 4 to the consolidated financial statements for information about the proposed merger with DQE and related litigation.

*    Virginia Rate Settlement and Agreement

        On February 25, 1999, the Virginia State Corporation Commission (Virginia SCC) approved the Company's rate reduction request for its subsidiary, The Potomac Edison Company (Potomac Edison), which decreased the fuel portion of Virginia customers' bills by approximately 7.6% (a decrease in annual fuel revenue of about $2.2 million). The decrease is primarily due to refunding a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. The new rates were effective with bills rendered on or after March 9, 1999.

        On May 21, 1999, the Virginia SCC approved an agreement reached between Potomac Edison and the staff of the Virginia SCC which reduced base rates for Virginia customers effective June 1, 1999 by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

*    West Virginia Fuel Review

        On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an Order to initiate a fuel review proceeding to establish a fuel increment in rates for Potomac Edison and Monongahela Power Company (Monongahela Power) to be effective July 1, 1999 through June 30, 2000. On June 29, 1999, the W.Va. PSC approved a joint stipulation and agreement between Potomac Edison and Monongahela Power and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align Potomac Edison and Monongahela Power rate schedules and to petition to reopen this case if they are successful. Absent such agreement by October 15, 1999, the rates were to revert to the originally proposed rates in this case. This change would have been effective November 1, 1999 and would have increased Monongahela Power's fuel rates by $10.9 million and decreased Potomac Edison's fuel rates by $8.0 million. On October 15, 1999, the parties filed a "Status Report and Agreement to Continue." The Agreement stated that the parties had met and exchanged proposals but more time was needed to review the matter. The parties agreed to continue discussions until January 31, 2000. If the parties have not reached an agreement by that date, then the rates as previously proposed would become effective February 15, 2000 with no further approval or action required of the W.Va. PSC. These changes, if implemented, will have no effect on the companies' net income.

*    Maryland Fuel Rate Filing

        On November 8, 1999, Potomac Edison filed with the Maryland Public Service Commission (Maryland PSC) a request to decrease the fuel portion of Maryland customers' bills by about $6.4 million annually. The requested decrease is primarily due to greater efficiencies, lower fuel costs, and increased nonaffiliated generation and transmission sales. If approved by the Maryland PSC, the new fuel rates will become effective with bills rendered on or after December 7, 1999. This change, if implemented, will have no effect on Potomac Edison's net income.

*    Articles of Incorporation

        As a result of the passage of Maryland legislation affecting corporate governance of companies incorporated in the state, the Board of Directors by resolution amended the Company's Articles of Incorporation. The Board resolution adopted a provision creating three classes of directors of nearly even size, with the term of each director continuing for the full initial term of the class to which he or she is designated, a provision that directors cannot be removed from the Board except by a two-thirds vote of all votes entitled to be cast by shareholders in an election of directors, that vacancies may be filled only by the Board and for the full remainder of the term, and the number of directors may be fixed only by the Board.

*    Maryland, Ohio, Virginia, and West Virginia Deregulation

        See Electric Energy Competition on page 26 for ongoing information regarding restructuring in Maryland, Ohio, Virginia, and West Virginia.

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


Review of Operations

EARNINGS SUMMARY
                                     Consolidated Net Income (Loss)
                               Three Months Ended       Nine Months Ended
                                  September 30             September 30
                                1999        1998        1999         1998
                                         (Millions of Dollars)

Utility operations             $52.3       $90.8       $196.8       $232.2
Nonutility operations           19.0        (8.1)        36.8        (17.4)
Consolidated income before
  extraordinary charge          71.3        82.7        233.6        214.8
Extraordinary charge, net                                           (265.4)
Consolidated net income
  (loss)                       $71.3       $82.7       $233.6       $(50.6)


                                    Earnings (Loss) Per Average Share
                               Three Months Ended       Nine Months Ended
                                  September 30             September 30
                                1999        1998        1999         1998

Utility operations              $.46        $.74       $1.67        $1.90
Nonutility operations            .17        (.06)        .31         (.14)
Earnings per average share
  before extraordinary charge    .63         .68        1.98         1.76
Extraordinary charge, net                                           (2.17)
  Total earnings (loss) per
    average share               $.63        $.68       $1.98        $(.41)


        The decrease in earnings in the third quarter of 1999 is primarily attributed to increased energy costs and higher operation and maintenance costs in 1999 compared to third quarter 1998, and $3.8 million of premiums paid to retire preferred stock in 1999. The decrease in earnings per share for the quarter compared to the prior year was partly offset by the lower number of shares outstanding due to the Company's common stock repurchase program (see Note 6 on page 7). Earnings for the first nine months of 1998 include a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes, or $2.17 per share) to reflect a write-off by West Penn of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania. The increase in earnings in the first nine months of 1999 before the 1998 extraordinary charge is primarily attributed to increased kilowatt-hour sales, including increased sales to residential customers due to winter weather that was 22% colder than the relatively warm winter of 1998. Nonutility sales also contributed to the year-to-date increase in earnings.


SALES AND REVENUES

        Total operating revenues for the third quarter and first nine months of 1999 and 1998 were as follows:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                           (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Regulated                    $550.3      $573.9   $1,627.7     $1,670.8
    Choice                          8.3         4.6       24.2         10.5
    Bulk power and trans-
      mission services sales       25.1        41.9       58.6         99.9
        Total utility revenues    583.7       620.4    1,710.5      1,781.2
  Nonutility revenues             271.4*      106.4      627.5*       219.1
  Elimination between utility
    and nonutility               (113.7)        (.2)    (263.2)         (.6)
        Total operating
          revenues               $741.4      $726.6   $2,074.8     $1,999.7


*Nonutility operating revenues include $14.4 million and $46.7 million in the three months and nine months ended September 30, 1999 of allocated Competitive Transition Charge revenues to compensate for certain transition costs transferred to nonutility operations.


        The decreases in regulated revenues (regulated revenues include revenues from West Penn customers eligible to choose an alternate energy supplier but electing not to do so) in the three and nine months ended September 30, 1999 were due primarily to the result of Pennsylvania competition which gave two-thirds of West Penn's regulated customers the ability to choose another energy supplier and to a reduction in Potomac Edison's Maryland rates as part of a settlement agreement. These decreases to regulated revenues were offset in part in the nine-month period by colder winter weather in 1999 which led to increased residential and commercial kWh sales.

        Settlement agreement revenue reductions in the three and nine months ended September 30, 1999 of $6.5 million and $15.4 million, respectively, reflect a settlement agreement by Potomac Edison settling the Maryland Office of People's Counsel's petition for a reduction in Potomac Edison's Maryland rates. Of that amount, in the three and nine months ended September 30, 1999, $3.9 million and $7.7 million, respectively, are related to Potomac Edison creating a provision to share earnings above a return on equity of 11.4% in Maryland as discussed below, and in the three and nine months ended September 30, 1999, $2.6 million and $7.7 million, respectively, are related to a deferral of 1999 revenues per the settlement agreement. The agreement, which includes recognition of costs to be incurred from the AES Warrior Run cogeneration project being developed under the PURPA, was approved by the Maryland PSC on October 27, 1998. Under the terms of that agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999-2001. This sharing will occur through an annual true-up.

        Utility choice revenues for 1999 represent transmission and distribution revenues from West Penn franchised customers (customers in West Penn's territory) who chose another supplier to provide their energy needs. In 1998, the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot and were required to buy energy from an alternate supplier. The approximate doubling of choice revenues from 1998 to 1999 indicates very few of West Penn's customers have chosen alternate energy suppliers. The Energy Supply Division of West Penn has the primary objective of selling the output from the two-thirds of West Penn's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As a result of the Energy Supply Division selling to the nonutility market, utility bulk power sales have decreased due to reduced regulated generation available for sale.

        Nonutility revenues have increased due primarily to bulk power sales to nonaffiliated companies and to new sales in Pennsylvania's competitive marketplace by the Energy Supply Division. The Energy Supply Division officially began supplying electricity to customers on January 1, 1999. It uses West Penn's generation transferred from utility operations to nonutility operations pursuant to the Customer Choice Act in Pennsylvania and engages in other transactions in the unregulated marketplace to sell electricity to both wholesale and retail customers.

        The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues.

        See Note 9 to the consolidated financial statements for information regarding the Competitive Transition Charge.

OPERATING EXPENSES

        Fuel expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                             Three Months Ended     Nine Months Ended
                                September 30           September 30
                              1999        1998      1999         1998
                                      (Millions of Dollars)

Utility operations           $ 96.1      $146.2    $273.6       $415.9
Nonutility operations          49.1         5.6     139.6         15.2
  Total fuel expenses        $145.2      $151.8    $413.2       $431.1


        Total fuel expenses decreased 4% in each of the three and nine months ended September 30, 1999 periods vs. the three and nine months ended September 30, 1998 periods. The decrease in the three months ended period is due to a 10% decrease in average fuel prices offset by a 6% increase in kWh generated. The decrease in the nine-month period is due to a 7% decrease in average fuel prices offset by a 3% increase in kWh generated.
The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility operations was due to the fuel expenses associated with the two-thirds of West Penn's freed up generation now being marketed by the ESD as part of nonutility operations.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the PURPA, and consists of the following items:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                          (Millions of Dollars)
Utility operations:
  Purchased power:
    From PURPA generation*       $ 21.7      $ 30.6    $ 75.5       $ 98.5
    Other                          14.9        20.3      45.7         35.6
      Total purchased power
        for utility operations     36.6        50.9     121.2        134.1
  Power exchanges, net             (4.1)       (3.3)     (3.1)        (1.5)
Nonutility operations
  purchased power                 139.5        97.9     255.6        195.4
Elimination                        (5.2)                (18.7)
  Purchased power and
    exchanges, net               $166.8      $145.5    $355.0       $328.0

*PURPA cost (cents per kWh)         4.8         5.3       4.9          5.4


        Utility purchased power from PURPA generation decreased $8.9 million and $23.0 million in the third quarter and nine months ended September 30, 1999. These decreases reflect (a) a $2.7 million and $8.1 million reduction in the third quarter and nine months ended September 30, 1999, respectively, related to West Penn's purchase commitment at costs in excess of the market value of the AES Beaver Valley contract, (b) and a decrease of $2.4 million and $9.6 million in the third quarter and nine months ended September 30, 1999, respectively, in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The reduction related to the purchase commitment in excess of costs reflects the amortization of excess cost accruals recorded in 1998 as an adverse power purchase commitment net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania.

        The decrease in other utility operations purchased power in the three months ended September 30, 1999 resulted primarily from decreased purchases for sales. The increase in other utility operations purchased power in the nine months ended September 30, 1999 was due primarily to West Penn's purchase of power from nonaffiliated companies and marketers in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier but electing not to do so.

        The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

        The AES Warrior Run PURPA cogeneration contract in Potomac Edison's Maryland service territory will increase the cost of power purchases $60 million or more annually. Commencement of operation was scheduled for October 1999. Pre-commencement testing is not completed. AES Warrior Run has until October 1, 2000 to complete pre-commencement testing. The Maryland Public Utility Commission has approved Potomac Edison's recovery of the AES Warrior Run purchased power cost as part of a settlement agreement. See Sales and Revenues starting on page 16 for more information on the settlement agreement.

        None of the subsidiaries' purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation.

        Other operation expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                               1999        1998      1999         1998
                                        (Millions of Dollars)

Utility operations            $77.0       $71.9     $222.2       $221.6
Nonutility operations          16.9         6.5       50.3         13.7
Elimination                    (3.9)                 (12.5)
  Total other operation
    expenses                  $90.0       $78.4     $260.0       $235.3


        The increase in total other operation expenses for the third quarter of $11.6 million was due primarily to increases in salaries and wages and merger litigation expenses. The increase in total other operation expenses in the nine months ended September 30, 1999 of $24.7 million was due primarily to costs associated with certain PURPA regulations, increased allowances for uncollectible accounts, Year 2000 expenses, increases in salaries and wages, and merger litigation expenses. Nonutility other operation expenses reflect increased business activity.

        The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

        Maintenance expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                               Three Months Ended     Nine Months Ended
                                  September 30           September 30
                                1999        1998      1999         1998
                                         (Millions of Dollars)

Utility operations             $44.1       $48.2     $134.0       $157.8
Nonutility operations           10.1         1.2       31.0          4.1
  Total maintenance expenses   $54.2       $49.4     $165.0       $161.9


        Total maintenance expenses for the third quarter and nine months ended September 30, 1999 increased from the same periods in 1998 by $4.8 million and $3.1 million, respectively, due primarily to increased power station maintenance expenses. The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the two-thirds of West Penn generation deregulated and now being classified as nonutility maintenance. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation and amortization expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                               1999        1998      1999         1998
                                        (Millions of Dollars)

Utility operations            $50.8       $65.4     $152.7       $199.5
Nonutility operations          14.8         1.4       43.7          4.2
  Total depreciation and
    amortization expenses     $65.6       $66.8     $196.4       $203.7


        Total depreciation and amortization expense in the third quarter and nine months ended September 30, 1999 decreased $1.2 million and $7.3 million, respectively, due primarily to a $6.1 million and $18.4 million reduction in the third quarter and nine months ended September 30, 1999, respectively, related to a 1998 write-down of West Penn's share of costs in excess of the fair value of the Allegheny Generating Company (AGC) pumped storage project. Depreciation expense will be reduced $234 million during the period 1999-2016 related to the AGC contract as a result of the 1998 extraordinary charge recorded by West Penn. Absent these decreases, depreciation expense would have risen due to increased investment. Utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of West Penn's generation transferred from utility operations to nonutility operations.

        Taxes other than income taxes for the third quarter and first nine months of 1999 and 1998 were as follows:

                             Three Months Ended     Nine Months Ended
                                September 30           September 30
                              1999        1998      1999         1998
                                      (Millions of Dollars)

Utility operations           $38.6       $47.8     $118.5       $141.9
Nonutility operations          7.3         1.8       23.4          5.2
  Total taxes other than
    income taxes             $45.9       $49.6     $141.9       $147.1


        Total taxes other than income taxes decreased $3.7 million in the third quarter of 1999 due primarily to lower capital stock taxes relating to the 1998 asset write down as a result of Pennsylvania restructuring. Total taxes other than income taxes decreased $5.2 million in the nine months ended September 30, 1999 primarily due to increased West Virginia Business and Occupation Taxes in the first quarter of 1998 resulting from an adjustment of $1.4 million for a previous period, lower capital stock taxes relating to the 1998 asset write down as a result of Pennsylvania restructuring, and decreased gross receipts taxes, partially offset by higher FICA taxes. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of West Penn's generation transferred from utility operations to nonutility operations.

        Federal and state income taxes decreased $11.9 million in the three months ended September 30, 1999 vs. the three months ended September 30, 1998 and increased $7.6 million in the nine months ended September 30, 1999 vs. the nine months ended September 30, 1998 primarily due to changes in income before taxes.

        Other income, net increased $2.2 million in the three months ended September 30, 1999 vs. the three months ended September 30, 1998 primarily due to reduced costs of $1.3 million resulting from the termination in June 1999 of the swap and option agreement for AYP Energy, Inc., a subsidiary of Allegheny Ventures, Inc.

        Interest on long-term debt for the third quarter and first nine months of 1999 and 1998 was as follows:

                             Three Months Ended     Nine Months Ended
                                 September 30          September 30
                              1999        1998      1999         1998
                                      (Millions of Dollars)

Utility operations           $29.8       $36.3     $ 91.1       $114.7
Nonutility operations          7.1         2.5       23.0          7.6
  Total interest on
    long-term debt           $36.9       $38.8     $114.1       $122.3


        The decreases in total interest on long-term debt in the third quarter and nine months ended September 30, 1999 of $1.9 million and $8.2 million, respectively, resulted primarily from reduced long-term debt and lower interest rates.

        Other interest expense reflects changes in the levels of short-term debt maintained by the companies, as well as the associated rates. The increases in other interest expense result primarily from the increase in short-term debt outstanding in conjunction with the repurchase of the Company's common stock that began in the first quarter of 1999.

        Dividends on preferred stock of subsidiaries decreased due to the redemption by West Penn of its cumulative preferred stock on July 15, 1999.

        The redemption premium on preferred stock of subsidiaries represents the premium paid by Potomac Edison on September 30, 1999 and West Penn on July 15, 1999 to retire their cumulative preferred stock.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Consolidated Financial Statements for information about the proposed merger with DQE.

*    Market Risk

        The Company's utility subsidiaries and certain of the Company's nonutility subsidiaries, supply power in nonregulated power markets. At September 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Transition Bonds

        The Company's Pennsylvania subsidiary, West Penn, plans to issue about $600 million in transition bonds in November 1999 in accordance with its 1998 restructuring settlement. The restructuring settlement, approved by the Pennsylvania PUC, allows West Penn to recover up to $670 million in transition costs which might otherwise prove unrecoverable in a competitive environment. The settlement also requires that a portion of the benefits achieved from the lower financing costs due to the issuance of transition bonds sales be passed through to customers by reducing the competitive transition charge. This transition charge is a temporary per-kilowatt-hour charge designed to collect a company's transition cost in a competitive environment.

        The Company plans to reduce transition costs and related capitalization with the proceeds from the transition bonds.

*    Repurchase of Common Stock

        The Company began acquiring shares of its common stock in the first quarter of 1999 in conjunction with a stock repurchase program announced in March 1999. The program authorizes the Company to repurchase common stock worth up to $500 million from time to time at price levels the Company deems attractive. The Company purchased 12,000,000 shares of its common stock in the first nine months of 1999 at an aggregate cost of $398.4 million. No further purchases are expected in 1999.

*    Redemption of Preferred Stock

        West Penn redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999 with proceeds from new five-year unsecured medium-term notes issued by West Penn in the second quarter at a 6.375% coupon rate. The cumulative preferred stock was redeemed at its combined par value of $79.7 million plus redemption premiums of $3.3 million.

        Potomac Edison redeemed all outstanding shares of its cumulative preferred stock on September 30, 1999 with funds on hand. The cumulative preferred stock was redeemed at its combined par value of $16.4 million plus redemption premiums of $.5 million.

        The redemptions of the preferred stock allowed West Penn and will allow Potomac Edison to revise their Articles of Incorporation providing greater financial flexibility in restructuring debt.

*    Repurchase of First Mortgage Bonds

        During the second and third quarters of 1999, West Penn repurchased $96.4 million of first mortgage bonds. This reduced West Penn's outstanding first mortgage bonds to $428.6 million. West Penn expects to repurchase all outstanding first mortgage bonds during the fourth quarter of 1999 through a call priced at par value.

*    Issuance of Long-Term Debt

        In April 1999, Monongahela Power, Potomac Edison, and
West Penn issued $7.7 million, $9.3 million, and $13.83 million, respectively, of 5.50% 30-year pollution control revenue notes to Pleasants County, West Virginia.

        In June 1999, West Penn issued $84 million of five-year unsecured medium-term notes at an interest rate of 6.375%. The proceeds were used to redeem all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million.

*    Increase in Short-Term Debt Limit

        The SEC on October 8, 1999 authorized an increase for West Penn in the aggregate limit of short-term debt financing from $182 million to $500 million through December 31, 2001. This increase in the short-term debt limit is related to meeting the requirements of restructuring in Pennsylvania.

*    Increase in Short-Term Debt Outstanding

        Short-term debt increased $438.6 million primarily due to borrowings in conjunction with the repurchase of the Company's common stock of $398.4 million that began in the first quarter of 1999.

*    Long-Term Debt Due Within One Year

        The long-term debt due within one year at September 30, 1999 of $140 million represents $65 million Monongahela Power 5-5/8% first mortgage bonds due April 1, 2000, and $75 million Potomac Edison 5-7/8% first mortgage bonds due March 1, 2000.

*    Nonutility Construction Expenditures and Investments

        The increase in nonutility construction expenditures and investments of $63 million in the nine months ended September 30, 1999 vs. the nine months ended September 30, 1998 is primarily due to expenditures of $40 million by the new Company subsidiary, Allegheny Energy Unit No. 1 and Unit 2, LLC for gas combustion turbines.

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

        Based on this work, the Company has determined that as of September 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity are Y2K Ready, and all but one of its important business systems are also Ready. Remediation on this one remaining system related to customer billing has been completed and system testing is in progress. Although the system is expected to be Y2K Ready in November, the Company has contingency plans to continue operations without the system if necessary.
The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions.

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

        As part of the on-going NERC program, the Company participated in industry-wide Y2K drills on April 9 and September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills were dry runs designed primarily to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the tests, the Company was able to maintain adequate communications under simulated failures of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above, the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be up to about $20 million of which $16 million has been incurred through September 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999 when a House Commerce Committee subcommittee gave its approval to the bill. The bill will now move on to the full Commerce Committee where it will be considered next year.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states the operating subsidiaries serve are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Virginia, and Ohio passed legislation this year to implement retail choice. West Virginia continues to actively study this issue. West Penn is currently implementing a settlement agreement to create competition for electricity supply in Pennsylvania. Potomac Edison filed a settlement agreement to introduce generation competition with the Maryland PSC on September 23, 1999. Maryland PSC approval is expected before the end of 1999.


Activities at the Federal Level

        The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power.
While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing the PUHCA and the mandatory purchase provisions of the PURPA. Consensus remains elusive with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in the current Congress.


Maryland

        On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission in May and legislative-style hearings were held this summer on the Roundtable reports. The Commission is expected to issue decisions on those aspects of restructuring by the end of the year.

        On September 23, the Company filed a Settlement Agreement (covering the Company's stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC. The Agreement was signed by all parties active in the case except Eastalco, who stated although they did not sign the agreement, they would not oppose it. The settlement agreement, which is subject to Commission approval, includes the following provisions:

* The ability for nearly all of our 208,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.

* The authorization to transfer generating assets to a non-regulated corporate entity at book value on July 1, 2000.

* A reduction in base rates of 7% for residential customers from 2002 through 2008 ($10.4 million each year, totaling $72.8 million). A reduction in base rates of one-half a percent for the majority of commercial and industrial customers from 2002 through 2008 ($1.5 million each year, totaling $10.5 million).

* Standard Offer Service (provider of last resort) will be provided to residential customers during a transition period from July 1, 2000 to December 31, 2008 and to all other customers during a transition period of July 1, 2000 to December 31, 2004.

* A cap on generation rates for residential customers from 2002 through 2008. Generation rates for non-residential customers are capped from 2002 through 2004.

* A cap on transmission and distribution rates for all customers from 2002 through 2004.

* Unless the Company is subject to significant changes that would materially affect the Company's financial condition, the parties agree not to seek a reduction in rates which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of our contract to buy generation from the AES Warrior Run PURPA cogeneration contract.

* The establishment of a fund for the development and use of energy-efficient technologies.

        On October 4, the Company filed unbundled rates covering the period 2000-2008. The Commission held public hearings regarding the settlement agreement on October 14 and October 18. A final Commission decision is expected before the end of 1999.


Ohio

        The Ohio General Assembly ended five years of debate on June 22, 1999 when it passed legislation to restructure the electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a five percent cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources. In addition, a customer's bill will list what fuel was expended to produce the electricity and what emissions were created.

Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, held hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups continued to meet with State Corporation Commission staff, comments were filed, and Commission hearings were held to discuss the nature of and the rules governing the proposed retail pilot programs of other utilities in the state.


West Virginia

        In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The August hearings have concluded and the W.Va. PSC has stated that it would issue an order after November 1, 1999. The Order will have a determination as to whether deregulation is in the best interest of West Virginia, and if so, a plan may be issued with it. Informal negotiations with all of the parties will continue beyond the November 1 Commission-imposed deadline to seek consensus on a restructuring plan, although no agreements have been reached to date.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Maryland, Ohio, and Virginia have passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Maryland, Ohio, and Virginia portion) on an uncertain future date. West Virginia has not yet developed a restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland, Ohio, and Virginia legislations establish definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1999



ITEM 1.   LEGAL PROCEEDINGS

          The MidAtlantic case, previously reported as an ongoing litigation matter, has been settled and an Order was entered on July 9, 1999 dismissing the case with prejudice.

          As of September 30, 1999, Monongahela Power Company has been named as a defendant, along with multiple other defendants in a total of approximately 8,626 asbestos cases. The Potomac Edison Company and West Penn Power Company were named as defendants along with multiple other defendants in approximately one-half of those cases. As of September 30, 1999, a total of 878 cases have been settled and/or dismissed against Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company for reasonable settlement amounts. While the operating subsidiaries believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

          As previously reported, on October 5, 1998 DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified the Company that it had unilaterally decided to terminate the merger. In response, the Company filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, the Company may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that the Company could be irreparably harmed if DQE took actions that would prevent the Company from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

          The District Court denied DQE's motion for summary judgment. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether the Company is entitled to specific performance. A decision by the District Court is expected by the end of 1999. The Company cannot predict the outcome of this litigation. However, the Company believes that DQE's basis for terminating the merger is without merit. Accordingly, the Company continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless the Company obtains judicial relief requiring DQE to move forward.

ITEM 5.   OTHER EVENTS

          The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999 and November 3, 1999, respectively, notified Allegheny Energy, Inc. (Allegheny Energy) of their intent to commence civil actions against Allegheny Energy or its subsidiaries (West Penn Power Company, Monongahela Power Company, The Potomac Edson Company, and AYP Energy, Inc.) alleging violations at the Fort Martin power station under the Federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia jointly owned by West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc. Both Attorneys General stated their intent to seek injunctive relief and penalties.

          In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin power station.

          At this time, Allegheny Energy and its subsidiaries are not able to determine what impact, if any, these actions taken by the Attorneys General of New York and Connecticut may have on them.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          (27)  Financial Data Schedule

    (b)   The Company filed Form 8-K's on July 20, 1999 and
          September 10, 1999.





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



November 15, 1999