Form 10-K405
period 1999-12-31
ALLEGHENY ENERGY INC
filed 2000-03-29
CIK 3673

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999

                     Registrant;                  I.R.S. Employer
Commission       State of Incorporation;          Identification
File Number     Address; and Telephone Number         Number

 1-267          ALLEGHENY ENERGY, INC.               13-5531602
                (A Maryland Corporation)
                10435 Downsville Pike
                Hagerstown, Maryland 21740-1766
                Telephone (301) 790-3400

 1-5164         MONONGAHELA POWER COMPANY            13-5229392
                (An Ohio Corporation)
                1310 Fairmont Avenue
                Fairmont, West Virginia  26554
                Telephone (304) 366-3000

 1-3376-2       THE POTOMAC EDISON COMPANY           13-5323955
                (A Maryland and Virginia
                 Corporation)
                10435 Downsville Pike
                Hagerstown, Maryland  21740-1766
                Telephone (301) 790-3400

 1-255-2        WEST PENN POWER COMPANY              13-5480882
                (A Pennsylvania Corporation)
                800 Cabin Hill Drive
                Greensburg, Pennsylvania  15601
                Telephone (724) 837-3000

 0-14688        ALLEGHENY GENERATING COMPANY         13-3079675
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


Registrant            Title of each class       Name of each exchange
                                                  on which registered

Allegheny Energy,     Common Stock,             New York Stock Exchange
  Inc.                  $1.25 par value         Chicago Stock Exchange
                                                Pacific Stock Exchange
                                                Amsterdam Stock Exchange

Monongahela Power
 Company              Cumulative Preferred
                        Stock,
                        $100 par value;
                        4.40%                   American Stock Exchange
                        4.50%, Series C         American Stock Exchange

                        8% Quarterly Income
                        Debt Securities,
                        Junior Subordinated
                        Deferrable Interest
                        Debentures,
                        Series A                New York Stock Exchange

The Potomac Edison
 Company                8% Quarterly Income
                        Debt Securities,
                        Junior Subordinated
                        Deferrable Interest
                        Debentures,
                        Series A                New York Stock Exchange

West Penn Power         8% Quarterly Income
  Company               Debt Securities,
                        Junior Subordinated
                        Deferrable Interest
                        Debentures,
                        Series A                New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating
 Company                Common Stock
                        $1.00 par value         None

                      Aggregate market value           Number of shares
                   of voting stock (common stock)      of common stock
                      held by nonaffiliates of         of the registrants
                         the registrants at            outstanding at
                           March 2, 2000               March 2, 2000

Allegheny Energy, Inc.       $2,816,126,084              110,436,317
                                                      ($1.25 par value)


Monongahela Power Company                None. (a)         5,891,000
                                                        ($50 par value)

The Potomac Edison Company               None. (a)        22,385,000
                                                        (no par value)


West Penn Power Company                  None. (a)        24,361,586
                                                        (no par value)


Allegheny Generating
  Company                                None. (b)             1,000
                                                        ($1.00 par value)







(a) All such common stock is held by Allegheny Energy, Inc., the parent company.

(b) All such common stock is held by its parents, Monongahela Power Company, The Potomac Edison Company, and Allegheny Energy Supply Company, LLC.

                            CONTENTS


PART I:                                                        Page

 ITEM 1.   Business                                              1
           Factors That May Affect Future Results                4
           Electric Energy Competition                           4
              Activities at the Federal Level                    5
              Activities at the State Level                      5
              Allegheny's Competitive Steps                      8
              Telecommunications                                 9
           Proposed Merger with DQE, Inc.                       10
           Sales                                                11
             Regulated Sales                                    11
             Unregulated Sales                                  13
             Regulatory Framework Affecting Power Sales         13
           Electric Facilities                                  15
           Allegheny Map                                        19
           Research and Development                             21
           Capital Requirements and Financing                   21
              Financing Programs                                24
           Fuel Supply                                          26
           Rate Matters                                         27
           Environmental Matters                                31
              Air Standards                                     31
              Water Standards                                   35
              Hazardous and Solid Wastes                        36
              Toxic Release Inventory (TRI)                     36
              Global Climate Change                             37
           Regulation                                           38

 ITEM 2.   Properties                                           39

 ITEM 3.   Legal Proceedings                                    39

 ITEM 4.   Submission of Matters to a Vote of Security
              Holders                                           43

           Executive Officers of the Registrants                44

PART II:

 ITEM 5.   Market for the Registrants' Common Equity
              and Related Shareholder Matters                   46

 ITEM 6.   Selected Financial Data                              47

 ITEM 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations               48

 ITEM 7A.  Quantitative and Qualitative Disclosure About
             Market Risk                                        48

                                                               Page
PART III:

 ITEM  8.  Financial Statements and Supplementary Data          49

 ITEM  9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure            56


 ITEM 10. Directors and Executive Officers of the
             Registrants                                        56

 ITEM 11. Executive Compensation                                57

 ITEM 12. Security Ownership of Certain Beneficial
             Owners and Management                              65

 ITEM 13. Certain Relationships and Related Transactions        66


PART IV:

 ITEM 14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                66

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY ALLEGHENY ENERGY, INC., MONONGAHELA POWER COMPANY, THE POTOMAC EDISON COMPANY, WEST PENN POWER COMPANY, AND ALLEGHENY GENERATING COMPANY.
INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

                             PART I

ITEM 1.   BUSINESS

      Allegheny Energy, Inc. (AE), incorporated in Maryland in 1925, is a diversified utility holding company which owns directly and indirectly various regulated and non-regulated subsidiaries (collectively and generically, Allegheny). In 1999, AE derived substantially all of its income from the electric utility operations of its direct and indirect regulated and unregulated subsidiaries Monongahela Power Company (Monongahela), The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn--both regulated and unregulated in 1999), Allegheny Generating Company (AGC), Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) and Allegheny Ventures, Inc. (Allegheny Ventures) (collectively, Monongahela, Potomac Edison and the regulated activities of West Penn will be referred to as the Operating Subsidiaries). The properties of the
Operating Subsidiaries, AGC and Allegheny Energy Supply are located in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia; are interconnected; and are located along transmission facilities owned in whole or part by the Operating Subsidiaries (System), which are interconnected with all neighboring utility systems. In 1999, the three regulated electric utility operating subsidiaries were Monongahela, Potomac Edison, and the regulated activities of West Penn. The Operating Subsidiaries are doing business under the trade name Allegheny Power. Allegheny Energy Supply is an unregulated generating subsidiary of AE. Allegheny Ventures is an unregulated subsidiary of AE that develops and operates telecommunications businesses and energy-related businesses.

     In December 1999, for approximately $95 million, Monongahela acquired the assets of West Virginia Power from UtiliCorp United, Inc. and entered into a 20-year option agreement with UtiliCorp's subsidiary, Aquila Energy, for gas supply to Monongahela and Allegheny Energy Supply. West Virginia Power has approximately 26,000 electric customers in southern West Virginia and 24,000 gas customers in southern and central West Virginia. No electric generation facilities or gas production facilities were part of the transaction. All regulatory approvals were secured and this transaction closed on December 31, 1999. These gas and electric distribution properties will be operated under the trade name Allegheny Power beginning around May 1,2000, for electric, and around October 1, 2000, for gas. Allegheny Ventures acquired the heating, air conditioning and ventilating repair and installation business of Utilicorp in West Virginia as part of that transaction.

      On December 20, 1999, AE announced Monongahela's plan to acquire Mountaineer Gas Company, a natural gas distribution company serving approximately 200,000 retail natural gas customers in West Virginia. Mountaineer Gas Company is owned by Eastern Systems Corporation, a subsidiary of Energy  Corporation
of America. The acquisition also includes the acquisition of Mountaineer Gas Company's unregulated subsidiary, Mountaineer Gas Services, which operates natural gas producing properties, gas gathering facilities, and intra-state transmission pipelines. Approval from the West Virginia Public Service Commission, the Securities and Exchange Commission and the Department of Justice are required. The transaction is expected to close during the third quarter of 2000.

      Monongahela, incorporated in Ohio in 1924, operates its electric distribution system in northern West Virginia and an adjacent portion of Ohio. It also owns generating capacity in Pennsylvania. With the acquisition of the assets of West Virginia Power, Monongahela will now serve about 385,000 customers in a service area of about 13,000 square miles with a population of about 815,000. The seven largest communities served have populations ranging from 10,900 to 33,900. This service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources. Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass. There are two municipal electric distribution systems and two rural electric cooperative associations in its service area. Except for one of the cooperatives, in 1999 they purchased all of their power from Monongahela.

      Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates in portions of Maryland, Virginia, and West Virginia. It also owns generating capacity in Pennsylvania. Potomac Edison serves about 398,600 customers in a service area of about 7,300 square miles with a population of about 782,000. On July 1, 2000, the Maryland jurisdictional retail customers of Potomac Edison will be afforded the same generation service supplier choice opportunities as described for West Penn below. The ability to choose is the result of state legislation and regulatory proceedings described in ITEM 1. ELECTRIC ENERGY COMPETITION. The six largest communities served have populations ranging from 11,900 to 40,100. Potomac Edison's service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel. There are four municipal electric distribution systems in its service area, all of which purchased power from Potomac Edison in 1999, and six rural electric cooperatives, one of which purchased power from Potomac Edison in 1999.

      West Penn, incorporated in Pennsylvania in 1916, is an electricity delivery company in southwestern and north and south-central Pennsylvania. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. During 1999, approximately 226,000 customers, one-third of West Penn's retail load, were not eligible for customer choice. As of January 2, 2000, all of West Penn's retail load was able to choose their electric generation supplier. See ITEM 1. ELECTRIC ENERGY COMPETITION and ITEM 1. RATE MATTERS for a discussion of the status of competition in Pennsylvania. As a consequence of the Customer Choice Act, effective January 1, 1999, West Penn reorganized into a delivery business unit providing transmission and distribution to customers in West Penn's service territory, and a supply business unit supplying unregulated retail generation in

Pennsylvania
(excluding by temporary regulatory proscription those with locations wholly inside West Penn's service area) and other states in the region implementing customer choice, and wholesale generation anywhere. In November 1999, the supply business unit became part of a separate, unregulated electricity supply subsidiary of AE, known as Allegheny Energy Supply. In November 1999, West Penn transferred its generation assets to Allegheny Energy Supply. West Penn's service area contains about 9,900 square miles with a population of about 1,399,000. The 10 largest communities served by West Penn have populations ranging from 11,200 to 38,900. West Penn's service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass.

      Allegheny Energy Supply, incorporated in Delaware in 1999, owns and operates generating capacity in southwestern Pennsylvania and West Virginia. In November 1999, West Penn
transferred  its  generating assets,  including  its    ownership
interest in AGC, to Allegheny Energy Supply. AYP Energy also transferred its unregulated generation asset to Allegheny Energy Supply. Until January 2, 2000, West Penn continued to supply electricity to one-third of its retail load that was not able to choose its generating supplier. Allegheny Energy Supply leased back to West Penn an amount of generating assets sufficient for West Penn to satisfy that load. Allegheny Energy Supply sells retail electric energy throughout Pennsylvania (excluding by temporary regulatory proscription those customers with locations wholly inside West Penn's service area) and in other states throughout the region that have customer choice, and wholesale electric energy anywhere.

      AGC, organized in 1981 under the laws of Virginia, is jointly owned as follows: Monongahela, 27%; Potomac Edison, 28%; and Allegheny Energy Supply, 45%. AGC has no employees, and its only asset is a 40% undivided interest in the Bath County (Virginia) pumped-storage hydroelectric station, which was placed in commercial operation in December 1985, and its connecting transmission facilities. AGC's 840-megawatt (MW) share of capacity of the station is sold to its three parents. The remaining 60% interest in the Bath County Station is owned by Virginia Electric and Power Company (Virginia Power).

      Allegheny Ventures, incorporated in Delaware in 1994, is a wholly owned non-regulated subsidiary of AE. Allegheny Ventures has three wholly owned subsidiaries--AYP Energy, Inc. (AYP Energy), Allegheny Communications Connect, Inc. (ACC), and Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions), all Delaware corporations. Allegheny Ventures is also part owner of APS Cogenex, a limited liability company formed with EUA Cogenex. APS Cogenex ceased its marketing activities in 1996 and is concluding existing projects. AYP Energy transferred its interest in Unit No. 1 of the Ft. Martin Generating Station to Allegheny Energy Supply in 1999. (See ITEM 1. ELECTRIC ENERGY COMPETITION and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Significant Events in 1999, 1998, and 1997 for a further description of Allegheny Ventures and its subsidiaries' activities.)

      AE,  Allegheny  Energy Supply, the Operating  Subsidiaries,
AGC, and Allegheny Ventures and its subsidiaries have no employees. Their officers are employed by Allegheny Energy Service Corporation (AESC, formerly Allegheny Power Service Corporation), a wholly owned subsidiary of AE, incorporated in Maryland in 1963. AESC's employees provide all necessary services to AE, Allegheny Energy Supply, the Operating Subsidiaries, AGC, and Allegheny Ventures and its subsidiaries. Those companies reimburse AESC for services provided by AESC's employees. On December 31, 1999, AESC had approximately 4,923 employees.


             FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to the historical information contained herein, this report contains a number of "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Operating Companies, capital expenditures, earnings on assets, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which Allegheny operates, including regulatory proceedings affecting rates charged by AE's subsidiaries; environmental, legislative, and regulatory changes; future economic conditions; earnings retention and dividend payout policies; Allegheny's ability to compete in unregulated energy markets; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


                   ELECTRIC ENERGY COMPETITION

     The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. Allegheny has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

     In the absence of federal legislation, state-by-state implementation has begun. All of the states the Operating Subsidiaries serve are at various stages of implementation of programs allowing customers to choose their electric generation service supplier. Pennsylvania is farthest along with a competitive retail program fully in place. Maryland is scheduled to afford retail choice to nearly all residents in July, 2000. Virginia and Ohio passed legislation in 1999 to implement some level of retail choice by 2002 and 2001, respectively. In March, 2000, the West Virginia Legislature approved a plan to implement customer choice, with implementation delayed pending future legislative enactment of certain tax changes.

                 Activities at the Federal Level

     Allegheny continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA) regarding mandatory power purchase provisions, are repealed or significantly revised. Allegheny continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power. In the U.S. Congress, a series of hearings on the competition issue in both the House and Senate were completed in 1999. Also, the House Energy & Power Subcommittee forwarded to the full Commerce Committee a comprehensive competition bill. Among the most important actions, the Subcommittee rejected attempts to add market power and environmental restrictions to the legislation, approved an amendment preventing federal law from overriding state plans, deleted reciprocity language that would have harmed Allegheny's ability to compete, adopted an amendment promoting incentive pricing for transmission, and clarified provisions relating to regional transmission organizations and speeding up the merger process. Full Committee action on this legislation could occur in 2000. Significant hurdles remain in both houses of Congress, however. While it is too early to tell whether initial momentum on the issue will result in legislation in the current Congress, the competition issue received more attention in 1999 than ever before.

                  Activities at the State Level

                            Maryland

      On April 8, 1999, Maryland Governor Glendening signed legislation that will bring competition to Maryland's electric supply market. The Maryland Public Service Commission is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission on May 3, 1999. Legislative style hearings were held on the Roundtable reports. All roundtable report decisions have been issued by the Commission. Certain outstanding technical issues were referred to the Technical Implementation Working Group and are currently under review by the Commission.

      In Potomac Edison's Maryland restructuring case, the staff of the Maryland Public Service Commission (Maryland PSC) advised the Commission that a consensus settlement agreement had been reached with no protest by any of the parties participating in the negotiations.. On December 23, 1999, the Commission issued an Order approving the settlement, and on March 15, 2000 issued a Supplemental Order elaborating on the basis for finding that the settlement agreement approved in the December 23, 1999 Order is consistent with Maryland's restructuring legislation and is in the public interest. (See ITEM 1. RATE MATTERS for a discussion of the settlement agreement, which included a decision that full recovery of the Warrior Run purchase power costs was due Potomac Edison and that generation assets could be transferred to an affiliate at book value.) Potomac Edison filed an application on December 15, 1999 to transfer its Maryland generation assets at book value to an affiliate in accordance with Section 7-508 of the Electric Customer Choice and Competition Act of 1999. The Commission approved settlement provides that all of Potomac Edison's retail customers will have generation supply choice effective July 1, 2000 and that Potomac Edison may transfer its Maryland jurisdictional generation in a manner similar to that described for West Penn in Pennsylvania. Potomac Edison will become an energy delivery company. It retains a supplier of last resort obligation that it will satisfy from the market, including Allegheny Energy Supply. Allegheny Energy Supply will acquire the soon-to-be deregulated generation assets from Potomac Edison, and will market the deregulated generation to the retail and wholesale markets, with the restriction that it may not market to retail customers within Potomac Edison's Maryland territory for various time frames, some of which terminate in 2003.

                              Ohio

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure Ohio's electric utility industry. Governor Taft signed the legislation into law. All of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Pursuant to the legislation, the Ohio Public Utilities Commission issued its Electric Transition Rules and Consumer Education Plan on November 30, 1999. In compliance with those rules, Monongahela filed its transition plan on January 3, 2000. The Public Utilities Commission must act on the plan within 275 days, but no later than October 31, 2000. In January 2000, the Commission issued for comments Proposed Rules on Electric Service and Safety Standards, Certification of Providers, Minimum Competitive Retail Electric Service Standards, Market Monitoring, Consumer Education, Alternative Dispute Resolution, and Long-Term Forecast Reporting. The Commission also established workshops to address customer enrollment and switching, billing and collections, supplier/utility coordination, and data exchange.

                          Pennsylvania

     The Customer Choice Act in Pennsylvania provides for customer choice of electric supplier and deregulation of generation in a competitive electric supply market. As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric suppliers. Two-thirds of all retail customers had a choice throughout 1999, the first year of retail choice following a pilot program. Over 100 electric suppliers have been licensed to sell to retail customers in Pennsylvania. One result of the Customer Choice Act was the bifurcation of West Penn's electricity supply and electricity delivery functions into two separate businesses. The transmission and distribution business remains under the traditional regulated ratemaking. The electric supply business operates in the deregulated marketplace. The delivery business in Pennsylvania has responsibility as the electricity provider of last resort (for those customers of West Penn who choose not to select an alternate supplier or whose alternate supplier does not deliver) and will generally obtain necessary electric supply for this function from the market, including Allegheny Energy Supply. The electric supply business now under Allegheny Energy Supply is free to sell the deregulated generation, previously owned by West Penn and now owned by Allegheny Energy Supply, in the wholesale and retail markets, subject to codes of conduct, and subject to the restriction that it may not, except under certain conditions, sell at retail in West Penn's service territory through the year 2003.

                            Virginia

      The Virginia Electric Utility Restructuring Act (the "Act") was enacted in March 1999, and provides for a transition to customer choice of electric suppliers for Virginia customers beginning January 1, 2002, with all Virginia customers to have choice by January 1, 2004. The Act generally provides for rate caps from January 1, 2001 to July 1, 2007, with recovery of stranded costs and transition costs during the rate cap period through capped rates and a wires charge mechanism. Supply of electric energy is generally deregulated effective January 1, 2002, except as provided in the Act. The Act requires functional separation of generation, retail transmission, and distribution by January 1, 2002. The Act requires the joining or establishing of a regional transmission entity by January 1, 2002 to which management and control of the transmission system shall be transferred. The Act established a Legislative Transition Task Force to serve through July 1, 2005 generally to monitor the implementation of electric customer choice and to report annually to the Governor and General Assembly, making recommendations as appropriate for legislative or administrative consideration.

     The Virginia State Corporation Commission (Virginia SCC) instituted a proceeding on May 26, 1999, to investigate regional transmission entities pursuant to Virginia Electric Utility Restructuring Act. Potomac Edison filed comments. The proceeding is ongoing.

       By Order dated December 3, 1998, the Virginia SCC established a proceeding to adopt interim rules to govern issues common to both the natural gas and electricity  restructuring
retail access pilot programs ordered in other cases, specifically the issues of certification, code of conduct, and standards of conduct governing relationships among entities participating in pilot programs. The Task Force created in connection with this proceeding issued its final report to the Commission in March 1999. Following hearings in May 1999, a Hearing Examiner issued a report adopting many of the Task Force recommendations but with some modifications. New regulations were issued for comment, and the proceeding is ongoing.

     In December 1999, the Virginia SCC commenced a proceeding to adopt regulations governing a net energy metering program to begin no later than July 1, 2000, pursuant to the Virginia
Electric Restructuring Act.  The proceeding is ongoing.

                          West Virginia

     On December 20, 1999, the West Virginia Commission (WV Commission) issued an order accepting and modifying the Stipulated Plan for Restructuring that was filed on December 13, 1999, by various parties, including Monongahela. The order was in response to the legislation (WV Code Sec. 24-2-18) enacted in 1998 directing the Commission to solicit public input and determine if public interest would best be served by opening the electric supply to market competition. In January, 2000 a revised plan was adopted by the WV Commission and submitted to the Legislature. The Legislature approved the plan in March, 2000 with implementation delayed pending future legislative enactment of tax changes to preserve state and local tax revenues. The WV Commission is conducting further proceedings during 2000 in connection with the implementation of this plan. See also the discussion of the West Virginia plan under Item 1. RATE MATTERS.

                  Allegheny's Competitive Steps

      Over the past several years Allegheny has taken steps to better position itself to participate in the new competitive markets. Its most recent effort to position itself competitively was the creation of Allegheny Energy Supply, an energy supply and marketing company, which began operations on November 18, 1999. Allegheny Energy Supply owns the generation previously owned by West Penn and by AYP Energy, Inc. In 2000, it is expected that Allegheny Energy Supply will add the Maryland and West Virginia jurisdictional generation currently owned by Potomac Edison and will add newly developed generation assets created or purchased. As additional states move to competition, Allegheny intends to transfer all newly deregulated generating assets to Allegheny Energy Supply. During 1999, Allegheny Energy Unit No. 1 and Unit No. 2, LLC, a subsidiary of AE, installed two 44 MW combustion turbines. These facilities will be transferred to Allegheny Energy Supply in mid-to-late-2000. During 2000, Allegheny Energy Supply will also install five additional combustion turbines totaling 220 MW. Also, Allegheny Energy Supply is building a 540 MW combined-cycle generating plant scheduled for completion in 2003. The competitive supply operations were profitable in 1999.

      In 1996, Allegheny Ventures (then operating as AYP Capital) formed two nonutility subsidiaries: AYP Energy and Allegheny
Communications Connect.

In addition, in 1997 Allegheny  Ventures
formed Allegheny Energy Solutions. In 1996, AYP Energy purchased a 50% interest (276 MW) in Unit No. 1 of the Ft. Martin power station. Until the second quarter of 1999, AYP Energy was actively marketing the output of that Unit. In 1999, the interest in the Ft. Martin unit was transferred to Allegheny Energy Supply.

      Merchant plants and power marketing in the deregulated wholesale or retail markets are essentially participants in a commodity market, which create certain risk exposures. The risks to which Allegheny Energy Supply is exposed include underlying price volatility, credit risk, and variation in cash flows, among others. To manage these risks, Allegheny has risk management policies and procedures, consistent with industry practice and its goals. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--EARNINGS SUMMARY.)

      During 1999, Allegheny Ventures made investments in funds that were established in 1995. They include an investment in EnviroTech Investment Fund I, L.P. (EnviroTech), a limited partnership formed to invest in emerging electrotechnologies that promote the efficient use of electricity and improve the environment. Allegheny Ventures committed to invest up to $5 million in EnviroTech over 10 years, beginning in 1995. Allegheny Ventures also participates in the Latin American Energy and Electricity Fund I, L.P. (FONDELEC), a limited partnership formed to invest in and develop electric energy opportunities in Latin America. Allegheny Ventures committed to invest up to $5 million in FONDELEC over eight years, beginning in 1995. Through FONDELEC, Allegheny Ventures has invested in electric distribution companies in Peru, Brazil and Argentina. Both EnviroTech and FONDELEC may offer Allegheny Ventures opportunities to identify investments in which Allegheny Ventures may coinvest in excess of its capital commitment in each limited partnership. Allegheny Ventures is also involved in managing the unused real estate holdings of the Operating Subsidiaries and in marketing distributed generation.

                       Telecommunications

      In 1997, ACC formed a limited liability company, Allegheny Hyperion Telecommunications, L.L.C with Hyperion Communications of Pennsylvania, Inc. (now Adelphia Business Solutions). Allegheny Hyperion Telecommunications began operations in the Altoona and State College, Pennsylvania, markets in October of 1998. Allegheny Hyperion Telecommunications offers a full range of telecommunications services, including high-capacity dedicated telecommunications services between business and commercial locations; services connecting business locations with long-distance carriers; and local telephone service.

     During 1999, ACC expanded its fiber optic network by 350 miles, giving ACC a total of approximately 600 route miles. In 2000, ACC expects to expand its network by about 1000 additional route miles, in part through a partnership with Adelphia Business Solutions.

     ACC also continues to expand its fiber infrastructure by interconnecting with other fiber optic providers, such as AEP
Communications LLC, First Energy Telecom Corp. and GPU Telecom
Services, Inc.

     ACC recently acquired approximately 10 percent of Genosys
Technology Management, Inc., a network operation center service provider. This new alliance will allow ACC to move into emerging markets such as e-commerce and the internet.

                 PROPOSED MERGER WITH DQE, INC.

     On April 7, 1997, AE and DQE, Inc. (DQE) announced that they had entered into an Agreement and Plan of Merger dated April 5, 1997 (Merger Agreement). The Merger Agreement provided for the business combination of AE and DQE and was contingent upon the approval of each company's shareholders and state and federal regulators. The shareholders of AE and DQE approved the merger. Since then, the merger received approval from the Nuclear Regulatory Commission, the Pennsylvania Public Utility Commission (Pennsylvania PUC) and the Federal Energy Regulatory Commission
(FERC). The Pennsylvania PUC and FERC approvals are subject to certain conditions that are acceptable to AE. The Maryland Public Service Commission (Maryland PSC) and the Ohio Public Utilities Commission (Ohio PUC) also indicated their approval of the merger.

     In a letter to AE dated October 5, 1998, DQE stated that it had decided to unilaterally terminate the merger. In response, on October 5, 1998, AE filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE for specific performance of the Merger Agreement or, in the alternative, for damages. On December 3, 1999, after a non-jury trial, the District Court found that defendant DQE did not breach the April 5, 1997 Agreement and Plan of Merger. Accordingly, the District Court found in favor of DQE and against AE on all claims and all requests for injunctive relief. It granted judgment in favor of defendant DQE and against plaintiff AE.

     On December 14, 1999, AE filed a Motion of Appeal from the District Court's judgment to the Third Circuit Court of Appeals. AE's Motion for Expedited Treatment of the Appeal was granted. Argument on AE's Motion was held before the Court of Appeals on March 9, 2000. AE cannot predict the outcome of this appeal.

                              SALES

                         Regulated Sales

      In 1999, consolidated regulated kilowatt-hour (kWh) sales delivered to regular customers (retail and wholesale power) increased 2.8% from those of 1998 as a result of increases of 4.8%, 3.8% and .9% in residential, commercial and industrial sales, respectively. Consolidated regulated revenues from residential sales increased 5.6%, while commercial and industrial sales decreased .2% and 4.4%, respectively. (See ITEM 1. RATE MATTERS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

      Allegheny's all-time peak Control Area Load was 7,788 MW on July 6, 1999.(Control Area Load refers to the electricity sales to customers within the Allegheny Power delivery territory without regard to electric generation supplier. The Control Area Load includes Regulated Load.) The peak Regulated Load in 1999 was 7,394 MW on July 6, 1999. (Regulated Load refers to the electricity sales to customers of Allegheny Power (the Operating Subsidiaries) who have not selected an alternate generation supplier. It does not include sales by Allegheny Energy Supply to nonaffiliated customers within the Allegheny Power service territory.)

      Consolidated regulated electric operating revenues for 1999 were derived as follows: Pennsylvania, 41.5%; West Virginia, 29.6%; Maryland, 19.8%; Virginia, 6.3%; and Ohio, 2.8%
(residential, 40.9%; commercial, 22.0%; industrial, 31.7%; bulk power transactions, 3.1%; and other, 2.3%).

      During  1999,  Monongahela's kWh sales to retail  customers
increased  3.8%.   Residential, commercial, and industrial  sales
increased 4.6%, 2.2% and 4.1%, respectively. Revenues from residential, commercial, and industrial customers increased 4.9%, 2.8%, and 4.4%, respectively, primarily due to increased customer usage because of weather conditions, primarily colder winter weather in 1999, growth in number of customers, and an increase in the fuel and energy cost component of revenues. Revenues from bulk power transactions and sales to affiliates increased 6.4%. Monongahela's revenues represented 25.8% of Allegheny's total regulated sales revenues to regular customers. Monongahela's all-time peak load of 1,899 MW occurred on July 6, 1999.

      Monongahela's electric operating revenues were  derived  as follows:  West  Virginia,  90.5%, and  Ohio,  9.5%  (residential,
31.3%;   commercial,  19.3%;  industrial,   32.3%;   bulk   power
transactions, 2.8%; and other, 14.3%).

      During 1999, Potomac Edison's kWh sales to retail customers increased 2.6%. Residential and commercial sales increased 5.5% and 6.8%, respectively, while industrial sales decreased 1.4%. Revenues from residential, commercial, and industrial customers increased 6.9%, 7.3%, and 2.7%, respectively, primarily due to increased customer usage because of weather conditions, primarily colder winter weather in 1999, growth in the number of customers, and to a lesser extent an increase in the fuel and energy cost component of revenues. Revenues from bulk power transactions and sales to affiliates increased .3%. Potomac Edison's revenues represented

32.7% of Allegheny's total regulated sales revenues to regular customers. Potomac Edison's all-time peak load of 2,614 MW occurred on January 17, 1997. The peak load in 1999 was
2,604 MW on July 6, 1999.

     Potomac Edison's electric operating revenues were derived as follows: Maryland, 61.2%; West Virginia 19.9%, and Virginia, 18.9%; (residential, 43.9%; commercial, 22.4%; industrial, 28.2%; bulk power transactions, 3.3%; and other, 2.2%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $62.7 million (8.3% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement which continues through April 1, 2003, with automatic extensions thereafter unless terminated on notice by either party, were $15.9 million in 1999.

      During 1999, West Penn's regulated kWh sales and deliveries to retail customers decreased 4.6%. Residential sales and deliveries increased 4.3% while commercial and industrial sales and deliveries decreased 3.0% and 12.3%, respectively. Regulated revenues from residential customers increased 5.0%, while regulated revenues from commercial and industrial customers decreased 7.4%
and  14.1%,  respectively.   The  increase  in  regulated  residential
revenues was due primarily to colder winter weather which led to increased kWh sales. Despite the ability to shop for another energy supplier, few of the residential customers elected to choose another energy supplier. The decreases in regulated
revenues  for  commercial  and  industrial  customers   was   due
primarily to Pennsylvania deregulation, which gave two-thirds of West Penn's regulated customers the ability to choose another energy supplier. Regulated revenues from bulk power transactions and sales to affiliates decreased 45.8%. West Penn's regulated revenues represented 41.5% of Allegheny's total regulated sales to regular customers. West Penn's all-time peak Control Area Load of 3,328 MW occurred on July 6, 1999. The peak Regulated Load in
1999 was 3,038 MW on January 5, 1999.

      West Penn's regulated electric operating revenues were derived as follows: Pennsylvania, 100% (residential, 39.8%;
commercial, 20.6%; industrial, 29.7%; bulk power transactions, 2.9%; and other, 7.0%).

      In  1999, the Operating Subsidiaries provided approximately
0.6 billion kWh of energy to nonaffiliated companies and marketers from generation facilities operated by the Operating Subsidiaries. Revenues from those sales of generation from the Operating Subsidiaries were approximately $22.5 million.

      The  Operating  Subsidiaries transmitted approximately  8.5 billion kWh to others located outside their service territories under various forms of transmission service agreements. Revenues from those sales were about $48.5 million.

     Sales of generation and transmission services to others vary with the needs of those customers for capacity and/or economic replacement power; the availability of generating facilities and excess power, fuel, and regional transmission facilities; and the availability and price of competitive sources of power. Revenues from sales of power generated by the Operating Subsidiaries decreased in 1999 relative to 1998 due to decreased sales to brokers and power marketers due to the two-thirds of West Penn's freed up generation being marketed as part of unregulated operations. As a result, the regulated operations have less generation available for sale. Regulated revenues from sales of transmission services to others by the Operating Subsidiaries increased in 1999 relative to 1998 due to increased megawatthours
transmitted.  Substantially   all of   the benefits  of  power
and transmission services sales to nonaffiliates by the Operating Subsidiaries, except West Penn, were passed on to retail customers and, as a result, had little effect on Monongahela Power's and Potomac Edison's net income. Effective May 1, 1997, West Penn no longer passes these benefits on to retail customers, and effective July 1, 2000, Potomac Edison will also no longer pass these benefits to its Maryland customers.

      Pursuant  to  a  peak diversity exchange  arrangement  with
Virginia  Power,  the  Operating  Subsidiaries  annually   supply
Virginia Power with 200 MW during each June, July, and August and, in return, Virginia Power supplies the Operating Subsidiaries with 200 MW generally during each December, January, and February. Beyond February 2000, no diversity exchange is planned.

      The Operating Subsidiaries had an exchange arrangement with Duquesne Light Company (Duquesne) which terminated in February 2000. In this exchange arrangement, the Operating Subsidiaries have, in the past, supplied Duquesne with up to 200 MW for a specified number of weeks, generally during each March, April, May, September, October, and November. In return, Duquesne had supplied the Operating Subsidiaries with up to 100 MW, generally during each December, January, and February. Beyond February 2000, there are no exchanges contemplated as Duquesne is in the process of selling its generating assets. The total number of MWh to be delivered by each utility to the other over the active term of the arrangement will have been the same.

                        Unregulated Sales

      Unregulated sales revenues, in total, were $887.4 million, of which approximately $352.7 million were the result of energy sales to affiliates. Excluding the effect of affiliated sales, unregulated revenues represented 19% of Allegheny's total operating revenues in 1999.

           Regulatory Framework Affecting Power Sales

      The  Energy  Policy  Act  of  1992  (EPACT)  initiated  the restructuring of the electric utility industry by permitting competition in the wholesale generation market. In order to facilitate the efficient use of generation facilities, on April 24, 1996, the FERC issued Orders 888 and 889. On March 4, 1997, the FERC issued Orders 888A and 889A reaffirming and clarifying the legal and policy determinations as originally adopted in the previous orders. The FERC also issued Orders 888B and 889B on November 25, 1997 in which the Commission presented explanations and minor revisions to specific sections of the orders.

      The FERC orders require all transmission providers to offer service to entities selling generation services in a manner that is comparable to their own use of the transmission system. The orders required each transmission provider to file standardized
open   access   transmission  service  tariffs;

therefore,   the
Operating Subsidiaries have on file a pro forma open access tariff under which they sell transmission services to all eligible customers. The Operating Subsidiaries, AYP Energy and Allegheny Energy Supply also arrange for transmission services for their own sales pursuant to the rates, terms, and conditions of the open access tariff. The tariff was accepted for filing by the FERC on November 25, 1998. The Commission's order specified a December 6, 1995, effective date and required refunds to be paid on the time value of money based upon the difference between the originally filed rates and those authorized by the
Commission.   The  Operating  Subsidiaries  issued  the  required
refunds in 1999.

       To meet the objective of providing comparable or nondiscriminatory transmission services, the FERC orders further require that utilities functionally unbundle transmission operations and reliability functions from wholesale merchant functions within the Operating Subsidiaries. Accordingly, Allegheny formed discrete business units, including a delivery business unit (inclusive of transmission) and a supply business unit. The delivery business unit includes several sub-units, including the System Planning and Operations group, which provides transmission system operations and reliability functions. Each business unit has its own management, objectives, and facilities. The Operating Subsidiaries conduct their business in a manner that is consistent with FERC's Standards of Conduct.

      The orders require that all transmission requests for service be made over the Open Access Same Time Information System (OASIS). The OASIS, an internet-based nationwide electronic network, became operational on January 3, 1997. The Operating Subsidiaries, in conjunction with a consortium of transmission providers, worked to implement a revised version of the OASIS Standards and Communications Protocols document issued by FERC. OASIS Phase 1A became operational on March 1, 1999.

      The FERC established its jurisdiction over unbundled retail as well as wholesale transmission services in Order 888. Although states retain the authority to determine if retail wheeling should be adopted, retail transmission service under the jurisdiction of the FERC is available once these historically franchised customers have access to alternate generation sources. Pennsylvania enacted legislation authorizing retail choice for customers as of November 1, 1997 (Customer Choice Act). The Operating Subsidiaries added Schedule 10--Retail Transmission Service to their open access tariff authorizing the sale of open access transmission services to unbundled retail customers. Initially, the Operating Subsidiaries will provide transmission service to Pennsylvania's unbundled retail customers and eventually to retail customers with choice in Maryland, Virginia, West Virginia, and Ohio.

     The Operating Subsidiaries also have on file with the FERC a Standard Generation Service Rate Schedule for the sale of wholesale power at cost-based rates. In October 1997, the
Operating Subsidiaries submitted a new wholesale tariff to the FERC, asking for authority to sell power at market-based rates. The Operating Subsidiaries began selling power at market-based rates upon acceptance of the filing by the FERC in August 1998. Separately, a market-based rate tariff for Allegheny Energy Supply was filed and became effective August 15, 1999. Allegheny
Energy Supply started serving customers under that tariff on November 19, 1999.

      During 1999, consideration of independent transmission organizations grew to include a number of possibilities for resolution of the issue. In adopting its Order No. 2000 on December 20, 1999, the FERC defined requirements for transmission facility owners to participate in some form of regional transmission organization (RTO). FERC stated in that order that transmission owners are expected to join regional transmission organizations on a voluntary basis. All public utilities that own, operate, or control interstate transmission are to file by October 15, 2000, a proposal for an RTO or a description of efforts made to participate in one, the reasons for not participating, any obstacles to participation, and any plans for further work toward participation. RTOs will be operational by December 15, 2001. Additionally, the state jurisdictions within which Allegheny operates have, to varying degrees, begun their transition to a competitive marketplace. In these deliberations, transmission has been identified as a key to electricity market efficiency. Allegheny has actively participated in this debate and continues to evaluate available options to provide its customers with the most reliable, cost-effective service while maintaining a focus on the financial interests of its shareholders.

      Under PURPA, certain municipalities, businesses and private developers have installed generating facilities at various locations in or near the Operating Subsidiaries' service areas. They sell electric capacity and energy to the Operating Subsidiaries at rates consistent with PURPA and ordered by appropriate state commissions. As a result of PURPA, the Operating Subsidiaries are committed to purchasing 299 MW of on-line PURPA capacity. Payments for PURPA capacity and energy in 1999 totaled approximately $115.2 million, at an average cost to the Operating Subsidiaries of 4.8 cents/kWh, as compared to the Operating Subsidiaries' cost of 2.9 cents/kWh. An additional 180 MW of PURPA capacity (Warrior Run) became commercially available in February 2000. As a result of a restructuring settlement in Maryland, Warrior Run costs will be recovered from customers by a surcharge over the life of the purchase contract. The Warrior Run output will be offered into the wholesale market, beginning July 1, 2000, and customers will receive a credit through the surcharge for the net revenue received from such sales.

                       ELECTRIC FACILITIES

      The following table shows Allegheny's December 31, 1999, operational generating capacity based on the maximum operating capacity of each unit. The Operating Subsidiaries' owned capacity totaled 4,451 MW, of which 3,983 MW (90%) are coal-fired, 462 MW (10%) are pumped-storage, and 6 MW are hydroelectric. The term "pumped-storage" refers to the Bath County station which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

     Allegheny Energy Supply's owned capacity totaled 4,054 MW of which 3,492 MW (86%) are coal-fired, 132 MW (3%) are oil-fired,
378 MW (9%) are pumped-storage, and 52 MW (1%) are hydroelectric.

      Allegheny Energy Unit No. 1 and Unit No. 2, LLC owns 88 MW of gas-fired capacity. It sells its output to Allegheny Energy
Supply, and the transfer of ownership of these units to Allegheny
Energy Supply is expected in mid-to-late-2000.

                                        Allegheny Stations
                           Maximum Generating Capacity (Megawatts) (a)

                                            Regulated                          Unregulated
                                                                                Dates When
                            Station  Monon-  Potomac  West       AE     AEUnit  Service
Station              Units   Total   gahela  Edison   Penn     Supply Nos. 1& 2 Commenced (c)
Coal-fired (steam):
  Albright             3      292     216       76                               1952-4
  Armstrong            2      356                               356              1958-9
  Fort Martin          2    1,113     250      306              557              1967-8
  Harrison             3    1,950     488      639              823              1972-4
  Hatfield's Ferry     3    1,710     470      342              898              1969-71
  Mitchell             1      288                               288              1963
  Pleasants            2    1,266     316      380              570              1979-80
  Rivesville           2      142     142                                        1944-51
  R. Paul Smith        2      115              115                               1947-58
  Willow Island        2      243     243                                        1949-60
Gas-fired
  AE Nos. 1 & 2        2       88                                         88     1999
Oil-fired (steam): (a)
  Mitchell             2      132                               132              1948-49
Pumped-storage and Hydro:
  Bath County          6      840     227(d)   235(d)           378(d)           1985
  Lake Lynn(e)         4       52                                52              1926
  Potomac Edison (e)  21        6                6               __       __     Various
Total Allegheny-owned
  Capacity            57    8,593   2,352    2,099       0    4,054       88

                                PURPA Generation
                   Maximum Generating Capacity (Megawatts) (f)

                                                                                   Contract
                            Project Monon-   Potomac  West       AE     AE Unit    Commencement
Project                      Total  gahela   Edison   Penn     Supply   Nos.1 & 2     Date
Coal-fired: (steam)
AES Beaver Valley             125                      125                            1987
Grant Town                     80      80                                             1993
West Virginia University       50      50                                             1992


Hydro:
Allegheny Lock and Dam 5        6                        6                            1988
Allegheny Lock and Dam 6        7                        7                            1989
Hannibal Lock and Dam          31      31       ___    ___                            1988
Total Other Capacity          299     161       0(g)   138                 _____
Total Allegheny-owned and
  PURPA Committed Generating
  Capacity (a)              8,892   2,513    2,099     138     4,054        88



      (a)   Winter rating.  On December 31, 1994, 82 MW,  and  on
July 1, 1998, 50 MW of the total MW at Mitchell Power Station were reactivated.

      (b) Allegheny Energy Unit No. 1 and Unit No. 2, LLC owns 100% of Units No. 1 and No. 2, recently constructed at Springdale, PA. Output from these units is sold to Allegheny Energy Supply, and transfer of ownership of these units to Allegheny Energy Supply is expected in mid-to-late-2000.

      (c) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.

      (d) Capacity entitlement through ownership of AGC, 27%, 28%, and 45% by Monongahela, Potomac Edison, and Allegheny Energy
Supply, respectively.

      (e) Allegheny Energy Supply has a 30-year license for Lake Lynn, effective December 1994. Potomac Edison's license for hydroelectric facilities Dam No. 4 and Dam No. 5 will expire in 2003. Potomac Edison has received 30-year licenses, effective January 1994, for the Shenandoah, Warren, Luray, and Newport projects. The FERC accepted Potomac Edison's surrender of the license for the Harper's Ferry Dam No. 3 and issued an order effective October 1994.

      (f) Generating capacity available through state utility commission-approved arrangements pursuant to PURPA.

      (g) The 180-MW Warrior Run project commenced commercial operation on February 10, 2000. Potomac Edison, as required under the terms of a Maryland settlement, will offer the full output of the Warrior Run project to the market beginning July 1, 2000.


<PAGE

                          ALLEGHENY MAP

      The Allegheny Map (Map), which has been filed with the Commission on Form SE, provides a broad illustration of the names and approximate locations of Allegheny's major generation and transmission facilities, both existing and under construction, in a five state region which includes portions of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. Additionally, Extra High Voltage substations are displayed. By use of shading, the map also provides a general representation of the service areas of Monongahela (both gas and electric) (portions of West Virginia and Ohio), Potomac Edison (portions of Maryland, Virginia, and West Virginia), and West Penn (portions of Pennsylvania).

      Power Stations shown on the map which appear within the Monongahela service area are Willow Island, Pleasants, Harrison, Rivesville, Albright, and Fort Martin. The single power station appearing within the Potomac Edison service area is R. Paul Smith. The Bath County Power Station appears on the map just south of the westernmost portion of Potomac Edison's service area formed by the borders of Virginia and West Virginia. Power stations appearing within the West Penn service area are Armstrong, Mitchell, Hatfield's Ferry, Springdale, Allegheny Energy Unit No. 1 and Unit No. 2 and Lake Lynn.

      The map also depicts transmission facilities, which are (i) owned solely by the Operating Subsidiaries; (ii) owned by the Operating Subsidiaries in conjunction with other utilities; or
(iii) owned solely by other utilities. The transmission facilities portrayed range in voltage from 138 kV to 765 kV. Additionally, interconnections with other utilities are displayed.

The following table sets forth the existing miles of tower and pole transmission and distribution lines and the number of substations of the Operating Subsidiaries and AGC as of December 31, 1999:

             Miles of Above-Ground Transmission and
        Distribution Lines (a) and Number of Substations

                                                          Number of
                                  Portion of Total     Transmission and
                      Total      Miles Representing      Distribution
                      Miles    500-Kilovolt (kV) Lines   Substations

Monongahela         21,035              283                   331
Potomac Edison      18,135              202                   276
West Penn           24,102              273                   709
AGC(b)                  85               85                     1
Total               63,357              843                 1,317


(a) The Operating Subsidiaries also have a total of 6,412 miles of underground distribution lines.

(b) Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Power owns the remainder.

	The Operating Subsidiaries' transmission network has 12 extra-high-voltage (EHV - 345kV and above) and 31 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, which includes the Operating Subsidiaries' network, continued in 1999 to operate near reliability limits during periods of heavy power flows that in the past have had a predominantly west-to-east orientation.
In early 1997, NERC undertook the development of a national transmission security process. The Operating Subsidiaries serve as one of 22 regional Security Coordinators. This security process includes a Transmission Loading Relief (TLR) procedure that identifies actual flow path consequences of all power transactions, and can be used to reduce loading on the congested facilities. The new security process has provided a better exchange of operation planning information. It also has allowed more accurate evaluation of the transmission system and conditions in the Midwest that occasionally caused the predominant west-to-east power flow pattern across the Operating Subsidiaries' network to reverse. The TLR procedure has been effective in addressing congestion caused by parallel path flows. Careful use of TLR, mainly by others, has resulted in fewer constraints on the Operating Subsidiaries' transmission facilities. If
TLR had not been available, many of those transmission congestion events would have required action in the form of transmission service curtailments.


      Wholesale generators and other wholesale customers may now seek from owners of bulk power transmission facilities a commitment to supply transmission services. (See discussion under ITEM 1. SALES. Regulatory Framework Affecting Power Sales) Such demand on the Operating Subsidiaries' transmission facilities may add to heavy power flows on the Operating Subsidiaries' facilities and may eventually require construction of additional transmission facilities.

      The Operating Subsidiaries have, since the early 1980s, provided managed contractual access to their transmission facilities under various tariffs. For new agreements starting in 1996, managed access is also governed by the provisions of the Operating Subsidiaries' Open Access Transmission Tariff mandated by and filed with the FERC.

                    RESEARCH AND DEVELOPMENT

     The Operating Subsidiaries spent $7.8 million, $7.9 million, and $7.4 million, in 1999, 1998 and 1997, respectively, for research programs. Of these amounts, $5.6 million, $5.5 million and $5.7 million were for Electric Power Research Institute
(EPRI) dues in 1999, 1998 and 1997 respectively. EPRI is an industry-sponsored research and development institution. The Operating Subsidiaries plan to spend approximately $7.1 million for research in 2000, with EPRI dues representing $4.9 million of that total.

      In addition to EPRI support, in-house research conducted by Allegheny concentrated on technology based issues that are important developments for each of Allegheny's businesses. These technology drivers include products and services for environmental control, generating unit performance, future generation technologies, use of coal combustion by-products, transmission system performance, customer-related research, clean power technology which includes both power quality technology and distributed generation technology for customers, delivery systems equipment and sustainable energy technologies.

     Research is also being directed to help address major issues for Allegheny and the entire electric industry. These include electric and magnetic field (EMF) assessment of employee exposure within the work environment, Global Warming from Greenhouse Gas emissions, waste disposal and discharges to land, water and air resources, renewable resources, fuel cells, new combustion turbines, cogeneration technologies, transmission loading mitigation using Flexible AC Transmission System (FACTS) devices and new product development ventures.

               CAPITAL REQUIREMENTS AND FINANCING

      Construction expenditures by the Operating Subsidiaries and AGC in 1999 amounted to $266.1 million. Construction expenditures for 2000 and 2001 are expected to aggregate $213.0 million and $190.0 million, respectively. Construction expenditures by Allegheny Ventures and Allegheny Energy Supply, wholly owned nonutility (unregulated) subsidiaries of AE, in 1999 amounted to $141.4 million and for 2000 and 2001 are expected to aggregate $205.9 million, and $240.9 million. The 2000 and 2001 estimated regulated expenditures include $40.0 million and $72.0 million, respectively, to cover the costs of compliance with the CAAA. Expenditures to cover the costs of compliance with the CAAA and other environmental requirements have been and are likely to continue to be significant. Additionally, new environmental initiatives (See
ITEM 1. ENVIRONMENTAL MATTERS) may substantially increase Allegheny's construction requirements as early as 2000.

       Allegheny Energy Supply is purchasing additional combustion turbines that will add 200 MW in 2000. Also, Allegheny Energy Supply is building a 540-MW combined-cycle generating plant at the Springdale Borough site at a cost  of
$235 million. The new facility will include two gas-fired combustion turbines and a steam turbine. All are expected to be operational and providing power for sale into competitive markets in 2003.

     On October 27, 1998, the EPA finalized rules for reducing ground level ozone. The EPA is requiring 22 states and the District of Columbia to submit revisions to their state implementation plans (SIPs) that address the regional transport of ozone The intent of the EPA NOx SIP call rule is to reduce NOx emissions from power plants, on average, to 0.15 pounds of NOx per million BTU (MBTU). As part of the SIP submittal process, all of the states served by Allegheny are required to develop regulations to obtain these NOx reductions. Although Allegheny has joined with other parties to contest the EPA's actions in court, it is also formulating plans to comply by making modifications to existing generating units. The cost to comply will be about $370 million of capital investments, to be spent during the 1999-2003 period. Of this amount, about $12 million was spent in 1999. Under the EPA's plan, Allegheny would be required to reduce emissions to the 0.15 pounds per MBTU requirement by May 2003. On March 3, 2000 the DC Circuit Court of Appeals issued a decision in support of the EPA's NOx SIP call rule. However, an appeal of that decision is likely.

                    Construction Expenditures


                                    1999       2000      2001
                                         Millions of Dollars
                                    (Actual)       (Estimated)
Monongahela
Generation                         $  28.9  $  33.6    $  31.8
Transmission & Distribution           53.5     41.4       40.6
Total*                             $  82.4  $  75.0    $  72.4

Potomac Edison
Generation                         $  36.7  $  36.6    $  16.3
Transmission & Distribution           55.0     51.4       55.7
  Total*                           $  91.7  $  88.0    $  72.0

West Penn
Generation                         $  16.3  $   0.0    $   0.0
Transmission & Distribution           69.9     46.7       43.3
  Total*                           $  86.2  $  46.7    $  43.3


AGC & AESC                         $   5.8  $   3.3    $   2.3

Total Construction Expenditures,
  Regulated                        $ 266.1  $ 213.0    $ 190.0

West Penn, Unregulated Energy
  Supply Division                     28.0      0.0        0.0

Other*                             $ 113.4  $ 205.9    $ 240.9

Total Construction Expenditures
  Unregulated                      $ 141.4  $ 205.9    $ 240.9

Total Construction Expenditures    $ 407.5**$ 418.9    $ 430.9



  *Includes allowance for funds used during construction (AFUDC), or capitalized interest in the case of the generation business of West Penn and Allegheny Energy Supply, for 1999, 2000, and 2001 of: Monongahela $1.8, $0.9, and $1.2; Potomac Edison $2.0, $1.0, and $1.3; West
Penn  $2.9,  $0.3,  and  $0.4; and Allegheny  Energy  Supply
$0.2, 5.6, and 6.0.

**Excludes $5.9 million of capital investments made by Allegheny
Ventures.

       These capital expenditures include major projects at existing generating stations, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems.

     Expenditures for 1999, 2000, and 2001 include $79.2 million, $114.5 million, and $135.7 million, respectively, for construction of environmental control technology. Outages for construction, CAAA compliance, and other environmental work is, and will continue to be, coordinated with other planned outages, where possible.

      Allegheny continues to study ways to reduce and meet existing regulated customer generation service demand and future increases in that demand, including new and efficient electric technologies; construction of various types and sizes of generating units; increasing the efficiency and availability of Allegheny generating facilities; reducing internal electrical use and transmission and distribution losses; and acquisition of energy and capacity from third-party suppliers. The advent of retail choice of generation service supplier is expected to have a significant effect on regulated generation service load growth and the Operating Subsidiaries' obligation to meet such load growth.

      Current forecasts, which assume normal weather conditions, project average annual winter and summer peak load growth rates for the regulated load of Allegheny of 0.47% and 0.4%, respectively, in the period 2000-2010. Equivalent Control Area growth rates are 1.3% and 1.5%, respectively. Competition for existing loads could have a substantial effect on those projections. It is anticipated that existing resources, purchased power arrangements, reactivation of existing capacity, the construction or lease of new generating facilities and/or the acquisition of capacity will be sufficient for Allegheny's future needs.

     In connection with its construction programs, Allegheny must make estimates of the availability and cost of capital as well as the future demands of its customers that are necessarily subject to regional, national and international developments, changing business conditions, and other factors. The construction of facilities and their cost are affected by laws and regulations; lead times in manufacturing; availability of labor, materials and supplies; inflation; interest rates; and licensing, rate, environmental, and other proceedings before regulatory authorities. Decisions regarding construction of facilities must now also take into account retail competition. As a result, future plans of Allegheny are subject to continuing review and substantial change.

                       Financing Programs

      In April 1999, Monongahela, Potomac Edison and West Penn issued $7.7 million, $9.3 million, and $13.8 million, respectively, of 30-year Pollution Control Revenue Notes to
Pleasants County, West Virginia. Pleasants County, in turn, issued $30.8 million of 30-year Pollution Control Revenue Bonds at 5-1/2% interest due April 1, 2029.

      In  June  1999,  West Penn issued an $84 million  Unsecured
Medium-Term Note at 6.375%, due June 1, 2004.  In December  1999,
Monongahela issued a $110 million Unsecured Medium-Term  Note  at
7.36% interest, due January 15, 2010.

      In July 1999, West Penn redeemed $39.708 million of Cumulative Preferred Stock and $40 million of Market Auction Preferred Stock. In September 1999, Potomac Edison redeemed $16.378 million of Cumulative Preferred Stock. These actions were taken to permit the removal of charter restrictions on the issuance of unsecured debt. West Penn thereafter amended its charter in its entirety to remove unsecured debt restrictions and to modernize its charter. Potomac Edison will amend its charter in its entirety in 2000 to also remove unsecured debt restrictions and to modernize its charter.

      West Penn issued $600 million of transition bonds in November 1999, in accordance with its restructuring settlement in Pennsylvania. The transition bonds were issued in four tranches with an average yield of 6.887%. The proceeds were used primarily to retire all of West Penn's first mortgage bonds either through open market purchases or a par call. Following this retirement, West Penn cancelled its First Mortgage Bond Indenture dated March 1, 1916. The transition bonds were issued by a special purpose subsidiary and are non-recourse to West Penn. The transition bonds do not affect the general credit of West Penn since the transition bonds are secured by the collection of Intangible Transition Property (ITP) as authorized by the Pennsylvania Customer Choice Act. The transition bonds issued by a subsidiary of West Penn have received a AAA equivalent credit rating, separate from the other debt of West Penn.

      On October 1, 1999, AYP Energy made a prepayment to a Credit Agreement between AYP Energy, Inc. and Mellon Bank, N.A. and the Lending Parties thereto, reducing the amount of a term loan, a debt obligation, from $160 million to $130 million. On December 7, 1999, this reduced debt obligation was assumed by Allegheny Energy Supply when the related assets were transferred to Allegheny Energy Supply.

      During 2000, Monongahela, Potomac Edison, West Penn and Allegheny Energy Supply anticipate meeting their capital requirements through a combination of internally generated funds, cash on hand, issuance of debt, and short-term borrowing as necessary.

     In the future AE will retain more earnings than its historic norm to fund the costs of sustaining increased income growth.

      The Operating Subsidiaries and AGC have financed their construction programs through internally generated funds, first mortgage bonds, debentures, medium-term notes, subordinated debt and preferred stock issues, pollution control and solid waste disposal notes, installment loans, long-term lease arrangements, equity investments by AE (or, in the case of AGC, by its parent companies, and, where necessary, interim short-term debt). Their future ability to finance their construction programs by these means depends on many factors, including effects of competition and creditworthiness, and adequate revenues to produce satisfactory internally generated funds and return on the  common
equity portion of the Operating Subsidiaries' capital structures and to support their issuance of senior and other securities. AE obtained funds for equity investments in its subsidiaries through retained earnings and the issuance and sale of its common stock publicly. Allegheny Energy Supply has financed its construction program through internally generated funds, equity investments and loans from AE.

      Beginning in the third quarter of 1997, AE began buying shares in the open market for its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan, and in 1998 AE began buying shares in the open market for the Performance Share Plan. In addition, in 1999, AE repurchased a total of 12 million shares of its common stock in the open market at a cost of $398.4 million. The 12 million shares are being held as treasury stock.

      At December 31, 1999, system companies had short-term debt of $641.1 million outstanding and short-term investments of $44.8 million for a net short-term borrowing of $596.3 million. The borrowing positions of the individual companies were: AE $641.1 million, AGC $52.2 million, Monongahela $28.7 million, and Allegheny Energy Supply $21.2 million. At December 31, 1999, Potomac Edison had $31.4 million invested and West Penn had $13.4 million invested.

      The Operating Subsidiaries' and AGC's ratios of earnings to fixed  charges  for  the year ended December 31,  1999,  were  as
follows:   Monongahela, 4.69; Potomac Edison,  4.05;  West  Penn,
3.86; and AGC, 3.37.

       Allegheny's  consolidated  capitalization  ratios  as   of
December 31, 1999, were: common equity, 42.1%; preferred stock, 1.9%; and long-term debt, 56.0%, including Quarterly Income Debt
Securities 3.9%.

                           FUEL SUPPLY

     Allegheny stations burned approximately 17.7 million tons of coal in 1999. Of that amount, 52% was used in stations equipped with scrubbers (9.3 million tons). The use of desulfurization equipment and the cleaning and blending of coal make burning local higher-sulfur coal practical. In 1999, almost 100% of the coal received at Allegheny-operated stations came from mines in West Virginia, Pennsylvania, Maryland, and Ohio. Allegheny does not mine or clean any coal. All raw, clean, or washed coal is purchased from various suppliers as necessary to meet station requirements.

     Long-term arrangements (term of 12 months or greater) are in effect to provide for approximately 15.9 million tons of coal in 2000. The Operating Subsidiaries and Allegheny Energy Supply will depend on short-term arrangements and spot purchases for their remaining requirements. Through the year 2005, the total coal requirements of present Allegheny-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers.

      For each of the years 1995 through 1998, the average cost per ton of coal burned was $32.68, $32.25, $32.66, and $32.26, respectively. For the year 1999, the cost per ton decreased to $30.18.

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

                          RATE MATTERS

Customer Choice

     All of the states the Operating Subsidiaries serve are at various stages of implementation of programs that allow customers to choose their electric supplier.

     Pennsylvania is furthest along with a retail customer-choice program in place. West Penn is currently implementing a settlement agreement (approved by the PA PUC on November 19,
1998) to create competition for electricity supply in Pennsylvania. In January 1999, 66% of each customer class was eligible to choose their electric supplier. In January 2000, all electric customers became eligible to participate in Customer Choice. The settlement agreement provided for a rate refund from 1998 revenue (about $25 million) via a 2.5% rate decrease throughout 1999, capped rate provisions and authorization to issue bonds to securitize up to $670 million in transition costs. On November 16, 1999, a special purpose subsidiary of West Penn completed the sale of $600 million in transition bonds. After deducting issuing costs and other recoverable costs, the bond proceeds recovered approximately $597 million of West Penn's $670 million of authorized transition costs. The other transition costs either were already collected in 1999, or will be recovered over a period extending through 2008. The agreement also allowed the transfer of West Penn's generation assets at book value to an unregulated generating company, Allegheny Energy Supply Company, LLC, which transfer occurred on November 18, 1999.

     Potomac Edison filed a settlement agreement (covering its stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC on September 23, 1999. On December 23, 1999, the Maryland PSC issued an order approving the settlement agreement which includes the following provisions: The ability for nearly all Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000; authorization to transfer generating assets to a non-regulated corporate entity at book value on July 1, 2000; a reduction in base rates of 7 percent for residential customers from 2002 through 2008 ($10.4 million each year, totaling $72.8 million); a reduction in base rates of one-half of one percent for the majority of commercial and industrial customers from 2002 through 2008 ($1.5 million each year, totaling $10.5 million); a cap on generation rates for residential customers from 2002 through 2008; a cap on non-residential generation rates from 2002 through 2004; a cap on transmission and distribution rates for all customers from 2002 through 2004;

recovery of all purchased power costs incurred as a result of Potomac Edison's contract to buy generation from the AES Warrior Run PURPA project; and the establishment of a fund for the development and use of energy-efficient technologies.

     In June and July 1999, Monongahela and other interested parties filed testimony on issues identified by the West Virginia PSC related to its investigation into electric industry restructuring. Following hearings in August 1999, the West Virginia PSC issued an order directing parties to meet in an effort to develop a consensus plan for electric restructuring in West Virginia. A Plan for Restructuring was filed on December 13, 1999 by various parties, including Monongahela. On December 20, 1999, the West Virginia PSC issued an order proposing a plan for restructuring, similar to the plan submitted to the West Virginia PSC. The Commission held hearings on the plan in January 2000 to receive input as to whether the plan should be submitted to the Legislature for consideration in the 2000 Legislative session. On January 28, 2000, the West Virginia PSC issued an order approving a revised plan, filed by the parties that filed the December plan, as well as additional parties. The revised plan was submitted to the West Virginia Legislature and was approved, with implementation delayed until certain tax changes are enacted b the Legislature relating to preservation of state and local tax revenue and adoption of an implementing resolution by the Legislature.. Components of the plan include a 10-year transition to customer choice, beginning after January 1, 2001 upon enactment of the tax changes and adoption of the implementing resolution. The approved plan would deregulate the generation component and includes provisions for unbundled rates, rate caps in the earlier years with transition to market rates by year eleven, establishment of a Rate Stabilization Deferral Account for residential and small commercial customers, three percent rate reduction for large commercial and industrial customers, establishment of default service providers, and protections for low-income customers. The approved plan also allows Potomac Edison to transfer its West Virginia jurisdictional assets to an affiliate at book value on or after July 1, 2000. The 2000 session of the Legislature adjourned on March 11, 2000 without consideration of the tax matters referenced above.

     On  July  6,  1999,  legislation deregulating  the  electric utility industry in Ohio was signed by the governor. The law permits all Ohio customers to begin shopping for electricity generation starting January 1, 2001. As required, Monongahela filed its transition plan with the Public Utilities Commission of Ohio on January 3, 2000, describing the operational changes necessary to comply with the new law and seeking $21.3 million in transition costs. The Commission is required to rule on the plans by October 31, 2000.

     The Virginia Electric Utility Restructuring Act was signed on March 25, 1999, effective July 1, 1999. Potomac Edison does not plan to conduct a pilot in Virginia due to the experience gained in Pennsylvania. Potomac Edison will begin offering Customer Choice to Virginia customers (except those with special contracts) in 2002.

Fuel Cost Adjustments

     Currently, the states of Maryland, Virginia, West Virginia, and Ohio use fuel clause procedures to recognize changes in fuel and other energy costs in rates. In Pennsylvania, the risks associated with fuel and other generation-related expenses have been transferred to Allegheny Energy Supply. As other jurisdictions move to competition and assets are moved to Allegheny Energy Supply, all generation-related expenses will also be borne by Allegheny Energy Supply. The procedures in Maryland, Virginia, West Virginia and Ohio currently use an expedited proceeding which permits energy costs to be adjusted on a more timely basis than other costs. Differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively. This procedure minimizes the effect on net income associated with changes in energy costs. Under the terms of the Potomac Edison settlement agreement approved by the Maryland PSC on December 23, 1999, the use of a fuel clause will cease for Potomac Edison's Maryland jurisdiction effective July 1, 2000.
As the remaining states implement Customer Choice, Allegheny expects that these fuel clause procedures will no longer be in effect, since the fuel rate will be rolled into the non-regulated generation rate. Consequently, as is currently the case in Pennsylvania, risks associated with fuel, other energy costs and all other generation-related expenses will be borne by Allegheny Energy Supply.

     On February 26, 1999, the West Virginia PSC issued an order establishing cases for Potomac Edison and Monongahela for review of fuel costs for the purpose of establishing a fuel increment in rates to be effective July 1, 1999 through June 30, 2000. In June 1999, the WV PSC approved a joint stipulation and agreement between Potomac Edison and Monongahela and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align Potomac Edison and Monongahela West Virginia rate schedules and to petition to reopen this case if they are successful. The parties have agreed to continue negotiations until March 15, 2000 in an attempt to submit proposed rates to the Commission.

     On November 8, 1999, Potomac Edison filed with the Maryland PSC a request to decrease the fuel portion of Maryland customers' bills by about $6.4 million annually. The requested decrease is primarily due to greater efficiencies, lower fuel costs, and increased nonaffiliated generation and transmission sales. The proposed rates became effective, subject to refund, with the billing month of December 1999. A hearing was held on December 21, 1999. On February 18, 2000, the hearing examiner issued his proposed order which approves the fuel rate decrease. This order will become final on March 21, 2000 unless appealed by any party or modified by the Maryland PSC.

     Fuel proceedings before the Ohio PUC require a mid-term filing, financial audit, management performance audit, and an annual filing. The Ohio PUC issued an order setting a new fuel rate, representing a 6% decrease for Monongahela from the previous rate, for the six-month period beginning August 1, 1999. On January 20, 2000, the Ohio PUC issued an order setting a new fuel rate, representing a 12.2% decrease for Monongahela from the previous rate, for the six-month period beginning February 1, 2000.

     On January 15, 1999, Potomac Edison filed with the Virginia SCC for a decrease in fuel rates of $2.2 million to become effective March 9, 1999. The decrease is primarily due to the refunding of a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. On February 25, 1999, the Virginia SCC approved the decrease.

Base Rate Adjustments

     Potomac Edison and the Virginia Commission Staff entered into discussions which resulted in a settlement agreement of Potomac Edison's Annual Informational Filing (AIF) which the Virginia SCC approved May 21, 1999. Effective June 1, 1999, Potomac Edison reduced base rates by $3.0 million annually. The return on equity (ROE) range was maintained at 11-12% with the computed ROE, after adjustments, of 11.18%.

     Effective with bills rendered on or after January 7, 2000, there will be an increase in the Maryland base rates. This increase is a result of the phase-in of the rate increase of $13 million approved by the Maryland PSC on October 27, 1998 and an increase of $880,000 due to a state tax law reform passed in 1999 to facilitate the transition to Customer Choice. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the Warrior Run PURPA project, was filed with the Maryland PSC on July 30, 1998, and approved by that Commission on October 27, 1998. Rates to each customer class were approved by the Maryland PSC on December 22, 1998. Under the terms of the agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that Potomac Edison share 50% of earnings above an 11.4% return on equity with customers for 1999 and 2000. Any sharing of earnings required for 1999 will be reflected as a credit on customers' bills starting in May 2000.

Other Rate Matters

     On September 24, 1999, Monongahela and UtiliCorp United, Inc., through its divisions, West Virginia Power and West
Virginia Power Gas Service, jointly petitioned for the West Virginia PSC's permission for Monongahela to buy the assets of WV Power and WV Power Gas Service for approximately $95 million. The transaction includes a 20-year gas supply agreement. Consumers will benefit from a six-year freeze of natural gas base rates and a three-year freeze on electric rates, with a reduction in electric rates in 2003 to rates now offered by Monongahela. The purchase was approved by the West Virginia PSC, FERC, Department of Justice/Federal Trade Commission, Federal Communications Commission, Iowa Public Service Commission, and the Securities and Exchange Commission. Monongahela assumed ownership of these assets on December 31, 1999.

     On December 20, 1999, Monongahela announced its plan to acquire Mountaineer Gas Company, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia. The acquisition also includes the assets of its subsidiary, Mountaineer Gas Services, which operates natural gas-producing properties, gas-gathering facilities, and intrastate transmission pipelines. The completion of this $323 million purchase is conditioned upon, among other things, the approvals of the West Virginia PSC and the Securities and Exchange Commission. The regulatory procedures are anticipated to be completed in approximately six months.

                      ENVIRONMENTAL MATTERS

      The operations of the Allegheny-owned facilities, including generating stations, are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities. The generating units now owned by Allegheny Energy Supply are subject to the same environmental regulations as other units owned by the Operating Subsidiaries.

      Meeting known environmental standards is estimated to cost the Operating Subsidiaries and Allegheny Energy Supply about $358 million in construction expenditures over the next three years. Additional legislation or regulatory control requirements have been proposed and, if enacted, will require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.

                          Air Standards

       Allegheny currently meets applicable standards as to particulate and opacity at its power stations through high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, and, at times, reduction of output. From time to time, minor excursions of opacity, normal to fossil fuel operations, are experienced and are accommodated by the regulatory process.

      Allegheny meets current emission standards as to sulphur dioxide (SO2) by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content, and the blending of low-sulfur with higher sulfur coal.

      The CAAA, among other things, requires an annual reduction in total utility emissions within the United States of 10 million tons of SO2 and two million tons of NOx from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired Allegheny plants were affected in Phase I, and the remaining plants are affected in Phase II. Installation of scrubbers at the Harrison Power Station was the strategy undertaken by Allegheny to meet the required SO2 emission reductions for Phase I (1995-1999). Allegheny estimates that its banked emission allowances will allow it to comply with Phase II SO2 limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing. It is expected that burner modifications at most of the

Allegheny-operated stations will satisfy the  NOx
emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional NOx reductions, which will require some Selective Catalytic Reduction (SCR) or post-combustion control technologies, are being mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons. Continuous emission monitoring equipment has been installed on all Phase I and Phase II units.

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

      Pursuant to an option in the CAAA, Allegheny chose to treat seven Phase II boilers as Phase-I-affected units (Substitution Units) for calendar year 1999. The status of all substitution units is evaluated on an annual basis to ascertain the financial benefits of retaining these units as Phase I-affected units. As a result of being Phase I-affected, these Substitution Units are required to comply with the Phase I SO2 limits for each year that they are accorded substitution status by Allegheny.

      Title  I of the CAAA established an Ozone Transport  Region
(OTR) consisting of the District of Columbia, the northern part of Virginia, and 11 northeastern states including Maryland and Pennsylvania. Sources within the OTR will be required to reduce NOx emissions, a precursor of ozone, to a level conducive to attainment of the one-hour ozone National Ambient Air Quality Standard (NAAQS). The installation of Reasonably Available Control Technology (RACT) (overfire air equipment and/or low NOx burners) at all Pennsylvania and Maryland stations has been completed. The installation of RACT satisfies both Title I and Title IV NOx reduction requirements.

      Title I of the CAAA also established an Ozone Transport Commission (OTC), which has determined that utilities within the OTR will be required to make additional NOx reductions beyond RACT in order for the OTR to meet the ozone NAAQS. Under terms of a Memorandum of Understanding (MOU) among the OTR states, Allegheny-operated stations located in Maryland and Pennsylvania were required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. RACT controls installed in Allegheny's Maryland and Pennsylvania generating plants allowed Allegheny to meet this compliance goal, and are expected to maintain the 55% reduction requirement through the year 2002. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU.

However, the MOU Phase III NOx reductions will most likely be superseded by the EPA's NOx SIP call as discussed below. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997. Maryland promulgated regulations to implement Phase II of the MOU in May 1998. However, as a result of litigation, the Maryland regulation was revised to postpone compliance to May 2000.

      During 1995, the Environmental Council of States and the U.S. Environmental Protection Agency (EPA) established the Ozone Transport Assessment Group (OTAG) to develop recommendations for the regional control of NOx and Volatile Organic Compounds in 37 states east of and bordering the west bank of the Mississippi River plus Texas. OTAG issued its final report in June 1997 that recommended EPA consider a range of utility NOx controls between existing Clean Air Act (Title IV) controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. According to OTAG recommendations, the states would have the opportunity to conduct additional local and subregional modeling in order to develop and propose appropriate levels and timing of controls. The EPA initiated the regulatory process to adopt the OTAG recommendations with a SIP call issued October 1998. The EPA NOx SIP call requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, without the benefit of the OTAG recommended additional subregional modeling evaluation. Implementation of controls will be required by summer 2003. States were required to develop and submit implementing regulations to the EPA by September 1999. The EPA's NOx SIP call regulation has been under litigation, but on March 3, 2000 the DC Circuit Court of Appeals issued a decision that upheld the regulation. However, an appeal of that decision is likely to be filed in April 2000 by the State and industry litigants. Allegheny's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with a total capital cost of approximately $370 million. Of that amount, $12 million was spent in 1999.

      In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment of the ozone standard. In December 1997, the petitioning states and EPA signed a Memorandum of Agreement to address these petitions in conjunction with the OTAG-related SIP call mentioned above. In May 1999, the EPA issued a technical approval of the petitions and in December 1999 granted final approval of four of the petitions. The Section 126 petition rulemaking is also under litigation. Allegheny's compliance plan for the Section 126 petition rulemaking would be the same as the NOx SIP call compliance plan discussed above.

     The EPA is required by law to regularly review the NAAQS for criteria pollutants. Previous court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were promulgated by the EPA in July 1997. However, the revised standards were legally challenged and in May 1999 the DC Circuit Court of Appeals remanded the revised standards back to EPA for further consideration.

Also, in May 1999, EPA promulgated  final
regional  haze  regulations  to improve  visibility  in  Class  I federal areas (national parks and wilderness areas). The EPA regional haze regulation is also under litigation. If eventually upheld in court, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Allegheny facilities. The effect on Allegheny of revision to any of these standards or regulations is unknown at this time, but could be substantial.

      The  final outcome of the revised ambient standards,  Phase
III  of  the MOU, SIP calls, and Section 126 petitions cannot  be
determined   at   this  time.   All  are  being  challenged   via
rulemaking, petition, and/or litigation.

      In 1989, the West Virginia Air Pollution Control Commission approved the construction of a third-party cogeneration facility in the vicinity of Rivesville, West Virginia. Emissions impact modeling for that facility raised concerns about the compliance of Monongahela's Rivesville Station with ambient standards for SO2. Pursuant to a consent order, Monongahela agreed to collect on-site meteorological data and conduct additional dispersion modeling in order to demonstrate compliance. The modeling study and a compliance strategy recommending construction of a new "good engineering practices" (GEP) stack were submitted to the West Virginia Department of Environmental Protection (WVDEP) in June 1993. Costs associated with the GEP stack are approximately $25 million. Monongahela is awaiting action by the WVDEP.

      Under an EPA-approved consent order with Pennsylvania, West Penn completed construction of a GEP stack at the Armstrong Power Station in 1982 at a cost of more than $13 million with the expectation that EPA's reclassification of Armstrong County to "attainment status" under NAAQS for SO2 would follow. As a result of the 1985 revision of its stack height rules, EPA refused to reclassify the area to attainment status. Subsequently, West Penn filed an appeal with the U.S. Court of Appeals for the Third Circuit for review of that decision as well as a petition for reconsideration with EPA. In 1988, the Court dismissed West Penn's appeal, stating it could not decide the case while West Penn's request for reconsideration before EPA was pending. West Penn cannot predict the outcome of this proceeding.

      In March 1998, the EPA released its Utility Air Toxics Report to Congress. The report itself does not recommend regulatory controls. However, the EPA is expected to make a recommendation on regulatory controls by December 2000. The EPA has identified mercury emissions as requiring further research and  monitoring  because  of  the potential  concern  for  public health. While it appears that EPA wants to control utility mercury emissions, it currently lacks the technical justification. In late November 1998, the EPA issued a mercury data collection request that required utilities to sample and analyze coal shipments for mercury and chlorine throughout 1999. In addition, some plants, not any Allegheny plants, were required to conduct stack testing to determine the effectiveness of existing particulate and SO2 control equipment in the reduction of mercury emissions.

                         Water Standards

     Under the National Pollutant Discharge Elimination System (NPDES), permits for all of Allegheny's stations and disposal sites are in place and all facilities are compliant with all permit terms, conditions and effluent limitations. However as permits are renewed more stringent permit limitations are being applied. Thus far Allegheny has successfully developed and scientifically justified, to the satisfaction of the regulatory agencies, alternate site-specific water quality criteria and thus avoided incurring the costs of advanced wastewater treatment.

     However, there is significant activity at the Federal level on Clean Water Act (CWA) issues. There are pending rulemakings, for example regarding the Total Maximum Daily Load (TMDL) program, water quality standards, antidegradation review, human health and aquatic life water quality criteria, and mixing zones. In addition, EPA is developing new policies concerning protection of endangered species under the CWA and imposition of new CWA requirements to address sediment contamination. The outcome of these rulemakings will fundamentally change the traditional water quality management program from a chemical specific control of point sources to comprehensive and integrated watershed management. This regulatory shift will result in more restrictions on facility discharges as well as nonpoint source runoff resulting from land use practices such as agriculture and forestry and will ultimately address water quality impairment caused by atmospheric deposition.

     Over the past several years TMDLs have become a significant issue because of successful legal challenges to EPA's treatment of TMDLs under the CWA in various states. Resulting consent orders in West Virginia and Pennsylvania require development and implementation of waste loads for point sources and load allocations for nonpoint sources on numerous waterbodies not currently meeting water quality standards within a relatively short time frame (twelve years). Because of the scientific complexity of the issue, paucity of water quality data, the resource limitations of the state agencies as well as political considerations, it is likely that resulting TMDLs will require a disproportionate reduction in point source versus nonpoint source discharges. The direct result of the TMDLs will be further reductions in the amount of pollutants permitted to be discharged by Allegheny-owned power stations located on water quality impaired rivers. Indirectly, TMDL's can adversely affect Allegheny by prohibiting new or increased discharges and curtailing the wastewater discharges of its industrial customers. The full implications of the developing TMDL program will not be known until EPA finalizes the proposed rule and TMDLs are developed and implemented in specific watersheds.

     In anticipation of the potentially adverse impact of the TMDL program, Allegheny is proactively working with a number of watershed TMDL stakeholder groups to ensure development of sound and equitable TMDLs.

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

     Allegheny is in a continual process of either permitting new or re-permitting existing disposal capacity to meet future disposal needs. All disposal areas are currently operated to be in compliance with their permits.

      In addition to using coal combustion by-products (CCB's) in various power plant applications such as scrubber by-product stabilization at Harrison and Mitchell Power Stations, the Operating Subsidiaries continue to expand their efforts to market CCB's for beneficial applications and thereby reduce landfill requirements. In 1999, the Operating Subsidiaries received approximately $990,000 from the external sale and utilization of approximately 410,000 tons of fly ash, 187,000 tons of bottom ash and 25,000 tons of boiler slag. These CCB's were beneficially used in applications such as cement replacement, anti-skid materials, grit blasting material, mine subsidence, structural fills, and grouting of mines and oil wells.

      The Operating Subsidiaries are near completion on the construction of a processing plant which will convert the flue gas desulfurization by-product from the Pleasants Power Station into a commercial grade synthetic gypsum material to be used in the manufacture of wallboard. The processing plant, which has produced gypsum on a trial basis, is in commercial production as of the end of February of 2000 and is expected to supply a minimum of 600,000 tons per year of gypsum to a wallboard manufacturing facility. This process will significantly reduce the amount of by-product going to an impoundment.

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

                  Toxic Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know Toxics Release Inventory (TRI) reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose
of  generating  power   for
distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, AE joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about power station releases were provided to media in Allegheny's service area and posted on the AE web site. The first TRI report was filed with the Environmental Protection Agency prior to the July 1, 1999 deadline date, reporting 18 million pounds of total releases for calendar year 1998.

                      Global Climate Change

      Many uncertainties remain in the global climate change debate, including the relative contributions of human activities and natural processes, the extremely high potential costs of extensive mitigation efforts, and the significant economic and social disruptions which may result from a large-scale reduction in the use of fossil fuels. Allegheny is responding appropriately and will continue to explore cost-effective opportunities to improve efficiency and performance. The scientific debate is continuing, however the Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the U.S. to reduce emissions of GHG by 7% from 1990 levels in the 2008-2012 time period. With normal economic growth this requirement could mean as much as a 40% reduction of GHG by 2012. The U.S. Senate must ratify the Kyoto Protocol before it enters into force, as must other nations subject to the treaty's provisions. The Senate passed a resolution in 1997 (S.R. 98) by a vote of 95-0 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the U.S. economy. The Kyoto Protocol does not appear to satisfy either of these conditions and, therefore, the Clinton Administration has withheld it from consideration by the Senate. The U.S. electric utility industry generates about one third of the GHG emitted, with other Industries, Transportation and Agriculture the rest, or two thirds. Implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of fossil fuels as an energy source for new and existing power plants.

      If and when the need for reducing greenhouse gas emissions has been identified and scientifically supported, Allegheny believes that a global solution involving all nations will be needed and must give credit for actions taken. Precipitous and urgent action under strict limits and timetables will result in severe economic dislocation and is not warranted based on the ongoing scientific debate. Appropriate results can be achieved domestically by continuing to build upon Allegheny's corporate awareness and the notable progress of existing voluntary programs.

      For these reasons, Allegheny actively participates in a number of groups to address this environmental matter. Allegheny supports research on the climate change issue through EPRI and participates in a number of organizations to help influence policy matters at the domestic and international levels. Allegheny also conducts a program to identify cost-effective and voluntary measures that reduce emissions of GHG in all areas of our business and in other areas, such as forestry, international projects, and emissions trading.

      The Operating Subsidiaries maintain an active climate-related research program and are responsive to the greenhouse gas guidelines suggested in the national Energy Policy Act of 1992. As a result, the Operating Subsidiaries have voluntarily reduced their total annual emissions of GHG by about 1,650,000 tons, as described in the latest filing with the Department of Energy.

      The Operating Subsidiaries support EPRI whose climate research is funded at around $7 to $10 million per year and Edison Electric Institute's Climate Challenge Initiative funded at $100,000 per-year; and have committed to invest $3.11 million in an electrotechnology and renewable energy venture capital fund.

      The  Operating Subsidiaries' in-house research program  has
contributed   to   applications  of  new  technology,   operating
efficiencies, reduced electrical losses and pollution emission reductions.

      West Penn, as part of its restructuring settlement approved by the Pennsylvania PUC, agreed to support five important climate related initiatives: 1) Renewable Energy Development, 2) Sustainable Energy Fund ($11,425,721 paid on December 31, 1998),
3) Renewable Energy Pilot Program ($300,000 each year), 4) Energy Cooperative Association of Pennsylvania (contribution of $4 million) and 5) Universal Service and Energy Conservation Program ($8.082 million per year).

      In response to environmental issues over the past 30 years, the Operating Subsidiaries spent over $1.6 billion in capital expenditures and approximately $200 million annually in operations and maintenance. Allegheny is committed to environmental stewardship and the research needed to provide answers to difficult compliance problems. These actions will mitigate the impact of the Operating Subsidiaries' operations on the environment and ameliorate any alleged climate change impacts.

                           REGULATION

      Allegheny is subject to the broad jurisdiction of the SEC under PUHCA. The Operating Subsidiaries and AGC are regulated as to substantially all of their operations by regulatory commissions in the states in which they operate. These companies, Allegheny Energy Supply's unregulated generation, and AYP Energy are also regulated as to various aspects of their business by the FERC. In addition, they are subject to numerous other local, state, and federal laws, regulations, and rules.

     In June 1995, the SEC published its report which recommended changes to PUHCA, including a recommendation to Congress to repeal the entire act. Bills have been introduced in the Congress to repeal PUHCA, but have not passed. Allegheny cannot predict what changes, if any, will be made to PUHCA as a result of these activities.

      In 1999, the Operating Subsidiaries continued to take part in and fund various programs to assist low-income customers, customers with special needs, and/or customers experiencing temporary financial hardship.



ITEM 2.   PROPERTIES

      Substantially all of the properties of Monongahela and Potomac Edison are held subject to the lien of indentures securing their first mortgage bonds. In many cases, the properties of Monongahela, Potomac Edison, West Penn and Allegheny Energy Supply may be subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some of the properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien. Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, rights-of-way, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases, no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Operating Subsidiaries possesses the power of eminent domain with respect to its public utility operations. (See also
ITEM 1. BUSINESS and ALLEGHENY MAP.)



ITEM 3.   LEGAL PROCEEDINGS

     On April 7, 1997, AE and DQE, Inc. (DQE) announced that they had entered into an Agreement and Plan of Merger dated April 5, 1997 (Merger Agreement). The Merger Agreement provided for the business combination of AE and DQE and was contingent upon the approval of each company's shareholders and state and federal regulators. The shareholders of AE and DQE approved the merger. Since then, AE and DQE received approval from the Nuclear Regulatory Commission, the Pennsylvania Public Utility Commission (Pennsylvania PUC) and the Federal Energy Regulatory Commission
(FERC). The Pennsylvania PUC and FERC approvals are subject to certain conditions that are acceptable to AE. The Maryland Public Service Commission (Maryland PSC) and the Ohio Public Utilities Commission (Ohio PUC) also indicated their approval of the merger.

     In a letter to AE dated October 5, 1998, DQE stated that it had decided to unilaterally terminate the merger. In response, on October 5, 1998, AE filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE for specific performance of the Merger Agreement or, in the alternative, for damages. On October 20, 1999, a non-jury trial began and continued until October 28, 1999. Proposed findings of fact and conclusions of law were submitted by the parties. On
December 3, 1999 the District Court found that defendant DQE did not breach the April 5, 1997 Agreement and Plan of Merger. Accordingly, the District Court found in favor of DQE and against AE on all claims and all requests for injunctive relief. It granted judgment in favor of defendant DQE and against plaintiff AE.

     On December 14, 1999, AE filed a Motion of Appeal from the District Court's judgment to the Third Circuit Court of Appeals. AE's Motion for Expedited Treatment of the Appeal was granted. Argument on AE's Motion was held before the Court of Appeals on March 9, 2000. AE cannot predict the outcome of this appeal.

      On September 7, 1995, MidAtlantic Energy (MidAtlantic) sued Monongahela, Potomac Edison, and AE in state court in Marshall County, W.Va., alleging failure to comply with PURPA regulations in refusing to purchase capacity and energy from a proposed PURPA project and interference with MidAtlantic's contract with the Babcock and Wilcox Company (B and W), among other things. This suit followed an unsuccessful complaint proceeding by MidAtlantic requesting the West Virginia PSC to order Monongahela and Potomac Edison to purchase capacity and energy from the project. The MidAtlantic suit also named B and W as a defendant. MidAtlantic sought compensatory and punitive damages. Monongahela, Potomac Edison, and AE filed an answer and B and W filed an answer and counterclaim. Trial was scheduled for June 7, 1999 but the case settled on the first day of trial. The case was dismissed, with prejudice, on July 9, 1999.

      On August 13, 1996, American Bituminous Partners, L.P., (AmBit), filed a request for arbitration alleging that the energy rate payable under its purchase power contract with Monongahela had been improperly calculated. The arbitration proceeding was bifurcated into a liability phase and, if necessary, a damages phase. A hearing in the liability phase of the arbitration proceeding has been completed and briefed. On February 18, 1998, the arbitration panel made a determination in the liability phase. They determined that certain lime handling costs should have been a component of the energy rate and therefore were improperly accounted for in 1995 and 1996. Ambit and Monongahela have entered into a Settlement Agreement, subject to the approval of the Public Service Commission for the State of West Virginia, resolving all disputes presented in, or which could have been presented in, the arbitration. Monongahela will petition the Public Service Commission for the State of West Virginia for approval of the Settlement Agreement. Monongahela cannot predict the outcome of this proceeding.

      On December 17, 1999, AES/Beaver Valley, Inc., (AES/BV) filed a demand for arbitration with the American Arbitration Association. AES/BV requested a declaratory judgment that the Electric Energy Purchase Agreement (EEPA) approved by the PaPUC in 1986 continues to govern the transaction between West Penn and AES/BV for the sale of up to 125 MWH per hour of power as set forth in the EEPA, even if AES/BV's proposed improvements to the plant to comply with the more rigorous NOx standards result in an increase in the amount of energy the plant produces annually. AES/BV also requested an award of its attorneys fees and costs. On February 23, 2000, AES/BV filed an additional claim against West Penn for $2 million. West Penn cannot predict the outcome of this proceeding.

      As of January 14, 2000, Monongahela has been named as a defendant along with multiple other defendants in a total of 7,932 pending asbestos cases involving one or more plaintiffs. Potomac Edison and West Penn have been named as defendants along with multiple other defendants in approximately one-half of those cases. Because these cases are filed in a "shotgun" format wherein multiple plaintiffs file claims against multiple defendants in the same case, it is presently impossible to determine the actual number of cases in which plaintiffs make claims against the Operating Subsidiaries. However, based upon past experience and available data, it may be estimated that about one-third of the total number of cases filed actually involve claims against any or all of the Operating Subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. With very few exceptions, plaintiffs claiming exposure at stations operated by the Operating Subsidiaries were employed by third-party contractors, not the Operating Subsidiaries. Three plaintiffs are known to be either present or former employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases which include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. A total of 878 cases have been previously settled and/or dismissed against Monongahela for an amount substantially less than the anticipated cost of defense. While the Operating Subsidiaries believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

      On January 27, 1995, Allegheny filed a declaratory judgment action in the Court of Common Pleas of Westmoreland County, Pa., against its historic comprehensive general liability (CGL) insurers. This suit seeks a declaration that the CGL insurers have a duty to defend and indemnify the Operating Subsidiaries in the asbestos cases, as well as in certain environmental actions. To date, two insurers have settled. However, the final outcome of this proceeding cannot be predicted.

     On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, with respect to the Jack's Creek/Sitkin Smelting Superfund Site (Site). There are approximately 175 other PRPs involved. A Remedial
Investigation/Feasibility Study (RI/FS) prepared by the EPA originally indicated remedial alternatives which ranged as high as $113 million, to be shared by all responsible parties. A PRP Group consisting of approximately 40 members, and to which the Operating Subsidiaries belong, has been formed and has submitted an addendum to the RI/FS which proposes a substantially less expensive cleanup remedy. In 1999, the PRP Group entered into a consent order with the EPA to remediate the site. A final determination has not been made for the Operating Subsidiaries' share of the remediation costs. However, at this time it is estimated that the effect on the Operating Subsidiaries will not be material.

      Potomac Edison received a questionnaire on October 1, 1996, from the EPA concerning a release or threat of release of hazardous substances, pollutants, or contaminants into the environment at the Butler Tunnel Site located in Luzerne County, Pa. Potomac Edison notified the EPA that it has no records or recollection of any business relations with the site  or  any  of the companies identified in the questionnaire. It is not possible to determine at this time what effect, if any, this matter may have on Potomac Edison.

       After protracted litigation concerning the Operating Subsidiaries' application for a license to build a 1,000-MW energy-storage facility near Davis, W.Va., in 1988, the U.S. District Court reversed the U.S. Army Corps of Engineers' (Corps) denial of a dredge and fill permit on the grounds that, among other things, the Operating Subsidiaries were denied an opportunity to review and comment upon written materials and other communications used by the Corps in reaching its decision. As a result, the Court remanded the matter to the Corps for further proceedings. This remand order has been appealed. The Operating Subsidiaries cannot predict the outcome of this proceeding.

      In 1979, National Steel Corporation (National Steel) filed suit against AE and certain subsidiaries in the Circuit Court of Hancock County, W.Va., alleging damages of approximately $7.9 million as a result of an order issued by the West Virginia PSC requiring curtailment of National Steel's use of electric power during the United Mine Workers' strike of 1977-8. A jury verdict in favor of AE and the subsidiaries was rendered in June 1991. National Steel has filed a motion for a new trial, which is still pending before the Circuit Court of Hancock County. AE and the subsidiaries believe the motion is without merit; however, they cannot predict the outcome of this case.

      The Attorney General of the State of New York and the Attorney General of the State of Connecticut, in letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny of their intent to commence civil actions against Allegheny and/or its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is located in West Virginia and is now jointly owned by Allegheny Energy Supply, Monongahela Power, and Potomac Edison. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York indicated that he may assert claims under the state common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, Allegheny and its subsidiaries are not able to determine what effect, if any, these actions may have on them.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      AE, Monongahela, Potomac Edison, West Penn and AGC did not submit any matters to a vote of shareholders during the fourth quarter of 1998.

              Executive Officers of the Registrants

The names of the executive officers of each company, their ages as of December 31, 1999, the positions they hold, or held during 1999, and their business experience during the past five years appears below:


                                   Position  (a)  and  Period  of Service
       Name                Age         AE            MP           PE           WP          AGC


Charles S. Ault(b)          61                                            V.P.
                                                                          (1990-7/99)



Paul M. Barbas(c)           43        V.P.
                                     (7-99- )

Eileen   M.  Beck           58    Secretary     Secretary     Secretary     Secretary     Secretary
                                  (1988-    )   (1995-    )   (1996-     )  (1996-    )   (1982-    )
                                  Previously    Previously,   Previously    Previously
                                  Asst.  Treas. Asst. Treas.  Asst. Sec.    Asst. Sec.
                                  (1979-95)     (1981-95)     (1988-95)     (1988-95)
                                                Asst. Sec.
                                                (1988-94)


Regis  F. Binder(d)         47    V.P. & Treas. Treas.        Treas.        Treas.       Treas.
                                  (12/98-   )   (12/98-    )  (12/98-   )   (12/98-    ) (2/99-    )


Richard  J.  Gagliardi      49    V.P.          Asst.   Sec.                             Asst.
                                 (1991-     )   (1990-96)                                Treas.
                                                                                         (1982-96)


James R. Haney(e)           43                  V.P.          V.P.          V.P.
                                                (1998-    )   (1998-    )   (1998-    )


Thomas  K.  Henderson       59    V.P.          V.P.          V.P.          V.P.         Dir.& V.P.
                                  (1997-    )   (1995-    )   (1995-    )   (1985-    )  (1996-    )


Kenneth M. Jones            62    V.P.                                                   Dir.& V.P.
                                  (1991-    )                                            (1991-2/99)
                                  Previously,
                                  Controller
                                  (1991-1998)

Thomas  J.  Kloc            47    V.P. &        Controller    Controller    Controller   Dir.& V.P.
                                  Controller    (1996-    )   (1988-    )   (1995-    )  (2/99-    )
                                  (1998-    )                                            Controller
                                                                                         (1988-    )
____________________________________________________________________________________________________


(a)  All officers and directors are elected annually.
(b)  Mr. Ault retired effective July 1, 1999.
(c) Prior to his appointment as Vice President of AE, Mr. Barbas was President, GE Capital Rental Services (3/97-2/99); President, GE Capital Computer Rental Services (10/93-3/97); and National Operations Manager, GE Rental/Lease (3/93-10/93).
(d) Prior to his appointment as Vice President and Treasurer of AE and Treasurer of MP, PE, WPP and AGC, Mr. Binder was Executive Director, Regulation and Rates for APSC (1997-1998); General Manager, Industrial Marketing for APSC (1996-1997); Director, Rates for APSC (1995-1996); and
     Assisant Director Rates for APSC (1993-1995).
(e)  Prior   to   his  appointment  as  Vice  President  Customer
     Operations, Mr. Haney was Executive Director, Operating Business Unit (8/98-10/98); Director, Operations Services (5/96-8/98); Director, Transmission Projects (12/95-5/96); Manager, Construction (AESC) (2/95-12/95); and Division Manager, Monongahela (12/90-2/95).

The names of the executive officers of each company, their ages as of December 31, 1999, the positions they hold, or held during 1999, and their business experience during the past five years appears below:


                                   Position  (a)  and  Period  of Service
       Name                Age         AE            MP           PE           WP          AGC


James D. Latimer            61                  V.P.          V.P.          V.P.
                                                (1995-    )   (1995-    )   (1995-    )
                                                              Previously,
                                                              Executive V.P.
                                                              (1994-95)
                                                              V.P.
                                                              1988-94)

Ronald  A.  Magnuson(f)     42                  V.P.          V.P.          V.P.
                                                (7/99-    )   (7/99-    )   (7/99-    )


Michael P. Morrell(g)       51    Sr. V.P.      Dir & V.P.    Dir.& V.P.    Dir. & V.P.  Dir.& V.P.
                                  (1996-    )   (1996-    )   (1996-    )   (1996-    )  (1996-   )


Alan   J.   Noia            52    Chairman      Chairman      Chairman      Chairman     Chairman,
                                  &  CEO        & CEO         & CEO         & CEO        Pres.& CEO
                                  (1996-    )   (1996-    )   (1996-    )   (1996-    )  (1996-    )
                                  Pres.&  Dir.  Dir.          Dir.          Dir.         Dir.& V.P.
                                  (1994-    )   (1994-    )   (1990-    )   (1994-    )  (1994-96)
                                  Previously,                 Previously,
                                  COO                         Pres.
                                  (1994-96)                   (1990-94)


Jay  S.  Pifer              62    Sr. V.P.      Pres.& Dir.   Pres.& Dir.   Pres.
                                  (1996-    )   (1995-   )    (1995-    )   (1990-    )
                                                                            & Dir.
                                                                            (1992-    )


Victoria V. Schaff(h)       55    V.P.
                                  (1997-    )


Peter J. Skrgic             58    Sr. V.P.      V.P.          V.P.& Dir.    V.P.         V.P.& Dir.
                                  (1994-    )   (1996-    )   (1990-    )   (1996-    )  (1989-    )
                                  Previously,   & Dir.        & Dir.
                                  V.P.          (1990-    )                 (1990-    )
                                  (1989-94)


Robert R. Winter            56                  V.P.          V.P.          V.P.
                                                (1987-    )   (1995-    )  (1995-    )




(f) Prior to his appointment as Vice President of MP, PE and WPP, Mr. Magnuson was Executive Director, Customer Affairs (4/99-7/99); Executive Director, Human Resources (10/98-4/99); and Director Human Resources (1/95-10/98).
(g) Prior to his appointment as Senior Vice President of AE and Vice President of MP, PE, WPP and AGC, Mr. Morrell was V.P.
     - Regulatory and Public Affairs, Jersey Central Power & Light Company (JCP&L) (8/94-4/96); and V.P. - Materials Services and Regulatory Affairs, JCP&L (1/93-8/94).
(h) Prior to her appointment as Vice President of AE, Ms. Schaff was a Vice President of AESC (1/96-1/97) and a Federal Affairs Representative with the Union Electric Company (4/88-12/95).

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     AE

      AYE is the trading symbol of the common stock of AE on the New York, Chicago, and Pacific Stock Exchanges. The stock is also traded on the Amsterdam (Netherlands) and other stock exchanges. As of December 31, 1999, there were 44,873 holders of record of AE's common stock.

      The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:


                            1999                             1998
                  Dividend  High      Low         Dividend   High      Low
1st  Quarter      43 cents  $34-1/2   $28-11/16   43 cents   $33-9/16  $30-1/8
2nd  Quarter      43 cents  $35-3/16  $29-1/2     43 cents   $34       $27-5/16
3rd  Quarter      43 cents  $34-7/8   $31         43 cents   $31-15/16 $26-5/8
4th  Quarter      43 cents  $33-1/8   $26-3/16    43 cents   $34-15/16 $29-1/2


      The high and low prices through March 2, 2000 were $29-9/16 and $25-3/16. The last reported sale on that date was at $25-
1/2.

     Monongahela, Potomac Edison, and West Penn. The information required by this Item is not applicable as all the common stock of the Operating Subsidiaries is held by AE.

       AGC.   The  information  required  by  this  Item  is  not
applicable as all the common stock of AGC is held by Monongahela, Potomac Edison, and Allegheny Energy Supply Company, LLC.

ITEM 6. SELECTED FINANCIAL DATA

                                Page No.

AE                              D-1

Monongahela                     D-7

Potomac Edison                  D-10

West Penn                       D-14

AGC                             D-17

                                                        Allegheny Energy, Inc.




CONDENSED FINANCIAL STATEMENTS

                                 Monongahela The Potomac  West Penn       Allegheny Energy   Allegheny
                                 Power       Edison       Power Company        Supply      Energy, Inc. and
Year ended December 31, 1999     Company     Company      and Subsidiaries   Company, LLC    Subsidiaries
-----------------------------------------------------------------------------------------------------------
(Thousands of dollars)

BALANCE SHEETS
Assets
Property, plant, and equipment:
  At original cost*               $2,173,603 $2,322,104   $1,597,484        $2,060,040        $ 8,839,719
  Accumulated depreciation          (958,867)  (998,710)    (506,416)         (940,672)        (3,632,568)
-----------------------------------------------------------------------------------------------------------
                                   1,214,736  1,323,394    1,091,068         1,119,368          5,207,151
Excess of cost over
 net assets acquired                  26,325                                                       42,584
Cash and temporary cash investments    3,826     34,509       19,288             1,668             65,984
Other current assets                 228,393    173,171      272,600           245,802            643,326
Regulatory assets                    145,176     46,121      467,982                              663,847
Other                                 75,262     61,656       13,827            83,325            229,549
---------------------------------------------------------------------------------------------------------
Total                             $1,693,718 $1,638,851   $1,864,765        $1,450,163        $ 6,852,441
---------------------------------------------------------------------------------------------------------
                                  $   46,138 $   53,354   $   45,450        $   86,147        $   231,763
*Includes construction work in progress

Capitalization and liabilities
Common stock, other paid-in capital,
 retained earnings, less
 treasury stock (at cost)         $  578,951 $  700,422   $   79,658        $  512,699        $ 1,695,325
Preferred stock                       74,000                                                       74,000
Long-term debt and QUIDS             503,741    510,344      966,026           356,239          2,254,463
Short-term debt                       28,650                                    21,200            641,095
Other current liabilities            216,353    208,327      259,635           224,158            667,440
Unamortized investment credit         14,007     17,720       21,847            18,199            116,971
Deferred income taxes                248,987    159,351      211,369           128,639            920,943
Regulatory liabilities                13,961     25,319       15,126                               78,743
Adverse power purchase commitments                           303,935           185,626            303,935
Other                                 15,068     17,368        7,169             3,403             99,526
---------------------------------------------------------------------------------------------------------
Total                             $1,693,718 $1,638,851   $1,864,765        $1,450,163        $ 6,852,441
---------------------------------------------------------------------------------------------------------

Statements of income
Operating revenues                $  673,335 $  753,257   $1,354,203        $  140,874        $ 2,808,441
Operating expenses                   554,298    617,535    1,160,434           130,408          2,333,794
---------------------------------------------------------------------------------------------------------
Operating income                     119,037    135,722      193,769            10,466            474,647
Other income and deductions            7,178      8,518        9,654             1,159              3,445
---------------------------------------------------------------------------------------------------------
Income before interest charges,
 preferred dividends,
 preferred redemption premiums,
 and extraordinary charge, net       126,215    144,240      203,423            11,625            478,092
Interest charges, preferred dividends,
 and preferred redemption premiums    38,925     44,728       70,680             2,093            192,703
---------------------------------------------------------------------------------------------------------
Balance for common stock
before extraordinary charge, net      87,290     99,512      132,743             9,532            285,389
Extraordinary charge, net                       (16,949)     (10,018)                             (26,968)
---------------------------------------------------------------------------------------------------------
Balance for common stock           $  87,290 $   82,563   $  122,725         $   9,532        $   258,421
---------------------------------------------------------------------------------------------------------




Note: Allegheny Energy Supply Company, LLC, started operations on November 18, 1999.

                                                        Allegheny Energy, Inc.




CONSOLIDATED STATISTICS

Year ended December 31                      1999      1998      1997      1996     1995      1994      1989
-------------------------------------------------------------------------------------------------------------
Summary of operations (Millions of dollars)
Operating revenues                      $2,808.4  $2,576.4  $2,369.5  $2,327.6   $2,315.2  $2,184.6  $1,790.6
-------------------------------------------------------------------------------------------------------------

Operation expense                        1,498.1   1,286.0   1,065.9   1,013.0    1,024.9   1,017.8     867.0
Maintenance                                223.5     217.5     230.6     243.3      249.5     241.9     185.5
Restructuring charges and asset write-offs                               103.9       23.4       9.2
Depreciation                               257.5     270.4     265.7     263.2      256.3     223.9     172.3
Taxes other than income                    190.3     194.6     187.0     185.4      184.7     183.1     139.5
Taxes on income                            164.4     168.4     168.1     128.0      154.2     125.9      89.0
Allowance for funds
  used during construction                  (6.9)     (5.0)     (8.3)     (5.9)      (8.2)    (19.6)     (7.7)
Interest charges, preferred dividends,
 and preferred redemption premiums         197.7     189.7     197.2     191.1      196.9     184.1     156.0
Other income and deductions                 (1.6)     (8.2)    (18.0)     (4.4)      (6.2)     (1.5)     (5.9)
-------------------------------------------------------------------------------------------------------------
Consolidated income before
 extraordinary charge
 and cumulative effect
 of accounting change                      285.4     263.0     281.3     210.0      239.7     219.8     194.9
Extraordinary charge, net a                (27.0)   (275.4)
Cumulative effect of accounting change, net b                                                   43.4
-------------------------------------------------------------------------------------------------------------
Consolidated net income (loss)         $   258.4  $  (12.4) $  281.3  $  210.0   $  239.7   $ 263.2   $ 194.9
-------------------------------------------------------------------------------------------------------------
Common stock data c
Shares issued (thousands)                122,436   122,436   122,436   121,840    120,701   119,293   105,579
Treasury shares (thousands)              (12,000)
-------------------------------------------------------------------------------------------------------------
Shares outstanding (thousands)           110,436   122,436   122,436   121,840    120,701   119,293   105,579
-------------------------------------------------------------------------------------------------------------
Average shares outstanding (thousands)   116,237   122,436   122,208   121,141    119,864   118,272   104,787
Earnings per average share: d
  Consolidated income before
   extraordinary charge
   and cumulative effect
   of accounting change                 $   2.45  $    2.15  $  2.30  $   1.73   $   2.00  $   1.86  $   1.86
  Extraordinary charge, net a               (.23)     (2.25)
  Cumulative effect of accounting
    change, net b                                                                               .37
Consolidated net income (loss)          $   2.22  $    (.10) $  2.30  $   1.73   $   2.00  $   2.23  $   1.86
Dividends paid per share                $   1.72  $    1.72  $  1.72  $   1.69   $   1.65  $   1.64  $   1.55
Dividend payout ratioe                      64.6%      73.5%    74.7%     97.5%     82.5%     88.3%     83.3%
Shareholders                              44,873     48,869   53,389    58,677    63,280    66,818    68,156
Market price per share:
  High                                  $ 35 3/16 $ 34 15/16 $ 32 19/32 $31 1/8  $ 29 1/4  $ 26 1/2  $21 1/4
  Low                                   $ 26 3/16 $ 26 5/8   $ 25 1/2  $ 28      $21 1/2   $ 19 3/4  $17 13/16
  Close                                 $ 26 15/16$ 34 1/2   $ 32 1/2  $ 30 3/8  $28 5/8   $ 21 3/4  $20 15/16
Book value per share                    $ 15.35   $ 16.61    $ 18.43   $ 17.80   $  17.65  $  17.26  $  14.99
Return on average common equity e         16.16%    13.26%     12.63%     9.69%     11.35%    10.96%    12.41%
--------------------------------------------------------------------------------------------------------------
Capitalization data (Millions of dollars)
Common stock                            $1,695.3  $2,033.9   $2,256.9  $2,169.1  $2,129.9  $2,059.3  $1,582.4
Preferred stock:
  Not subject to mandatory redemption       74.0     170.1      170.1     170.1     170.1     300.1     235.1
  Subject to mandatory redemption                                                              25.2      30.6
Long-term debt and QUIDS                 2,254.5   2,179.3    2,193.1   2,397.1   2,273.2   2,178.5   1,578.4
-------------------------------------------------------------------------------------------------------------
Total capitalization                    $4,023.8  $4,383.3   $4,620.1  $4,736.3  $4,573.2  $4,563.1  $3,426.5
-------------------------------------------------------------------------------------------------------------
Capitalization ratios:
  Common stock                              42.1%     46.4%     48.8%      45.8%    46.6%      45.1%     46.2%



  Preferred stock:
    Not subject to mandatory redemption      1.9      3.9        3.7        3.6       3.7        6.6       6.8
    Subject to mandatory redemption                                                               .6        .9
  Long-term debt and QUIDS                  56.0     49.7       47.5       50.6      49.7       47.7      46.1
--------------------------------------------------------------------------------------------------------------
Total assets (Millions of dollars)      $6,852.4  $6,535.2  $6,654.1   $6,618.5  $6,447.3   $6,362.2  $4,433.3
--------------------------------------------------------------------------------------------------------------
Property data (Millions of dollars)
Gross property                          $8,839.7  $8,395.3  $8,451.4   $8,206.2  $7,812.7  $7,586.8  $5,721.5
Accumulated depreciation                (3,632.6) (3,395.6) (3,155.2)  (2,910.0) (2,700.1) (2,529.4) (1,807.1)
--------------------------------------------------------------------------------------------------------------
Net property                            $5,207.1  $4,999.7  $5,296.2   $5,296.2  $5,112.6  $5,057.4  $3,914.4
Gross additions during year-utility     $  266.2  $  229.4  $  284.7   $  289.5  $  319.1  $  508.3  $  302.5
                          -nonutility   $  141.3  $    1.8  $    1.4   $  178.5
Ratio of provisions for
 depreciation to depreciable property       3.23%     3.28%     3.34%      3.47%     3.50%    3.32%     3.26%
-------------------------------------------------------------------------------------------------------------


Revenues (Millions of dollars) f
Residential                             $  930.3  $  880.6  $  892.9   $  932.2  $  927.0  $  863.7  $  626.2
Commercial                                 500.3     501.4     490.5      492.7     493.7     459.3     327.5
Industrial                                 720.5     753.5     748.1      752.9     770.2     728.0     553.5
Wholesale and street lighting               42.4      69.0      65.1       66.6      59.6      58.7      46.2
-------------------------------------------------------------------------------------------------------------
    Revenues from
     regular utility customers           2,193.5   2,204.5   2,196.6    2,244.4   2,250.5   2,109.7   1,553.4
Other non-gWh                                9.2       9.9       6.4        7.7       6.5       7.1       5.0
Bulk power                                  22.5      69.8      39.6       22.4      13.0      29.0     189.7
Transmission and other energy services      48.5      45.2      41.1       52.4      45.2      38.8      42.5
-------------------------------------------------------------------------------------------------------------
    Total utility revenues              $2,273.7  $2,329.4  $2,283.7   $2,326.9  $2,315.2  $2,184.6  $1,790.6
-------------------------------------------------------------------------------------------------------------
Total nonutility revenues               $  887.4  $  247.0  $   85.8   $     .7
-------------------------------------------------------------------------------------------------------------
Sales volumes-gWh
Residential                               13,562    12,939    12,832     13,328    13,003    12,630    11,042
Commercial                                 8,955     8,626     8,176      8,132     7,963     7,607     6,479
Industrial                                19,846    19,675    19,040     18,568    18,457    17,708    16,239
Wholesale and street lighting              1,478     1,409     1,422      1,456     1,304     1,275     1,110
-------------------------------------------------------------------------------------------------------------
    Regular utility transactions          43,841    42,649    41,470     41,484    40,727    39,220    34,870
-------------------------------------------------------------------------------------------------------------
Bulk power                                   571     3,037     1,667        966       507     1,086     7,011
Transmission and other energy services     8,450     7,345g   12,367     17,402    14,586     9,405    17,777
-------------------------------------------------------------------------------------------------------------
    Total utility transactions            52,862    53,031    55,504     59,852    55,820    49,711    59,658
-------------------------------------------------------------------------------------------------------------
Total nonutility transactions             15,854     8,278     3,734        109
-------------------------------------------------------------------------------------------------------------
Output and delivery-gWh
Steam generation                          44,776    44,323    43,463     40,067    39,174    38,959    43,497
Hydro and pumped-storage generation        1,648     1,326     1,171      1,348     1,234     1,390     1,774
Pumped-storage input                      (1,963)   (1,498)   (1,298)    (1,405)   (1,390)   (1,564)   (1,973)
Purchased power                           17,365    11,505     6,485      5,518     5,021     4,136     1,797
Transmission and other energy services     8,450     7,777    12,367     17,402    14,586     9,405    17,777
Combustion turbines                            7
Losses and system uses                    (3,066)   (2,124)   (2,950)    (2,969)   (2,805)   (2,615)   (3,214)
-------------------------------------------------------------------------------------------------------------
    Total transactions as above           67,217h   61,309    59,238     59,961    55,820    49,711    59,658
-------------------------------------------------------------------------------------------------------------
Energy supply
Generating capability-MW
  Utility-owned                            4,451     8,121     8,071      8,070     8,070     8,070     7,906
  Nonutility-owned                         4,142       276       276
  Nonutility contracts i                     299       299       299        299       299       299       160
Maximum hour peak-MW                       7,788j    7,314j    7,423      7,500     7,280     7,153     6,489



Load factor                                 70.5%k    69.1%k    68.3%      67.5%     68.3%     66.8%     67.0%
Heat rate-Btus per kWh                     9,963     9,939     9,936      9,910     9,970     9,927     9,967
Fuel costs-cents per million Btus         119.61    128.92    130.05     129.22    130.20    141.50    136.70
-------------------------------------------------------------------------------------------------------------





a Write-off in connection with deregulation proceedings in Maryland and Pennsylvania and costs associated with the reacquisition of first mortgage bonds.
b  To record unbilled revenues, net of income taxes.
c  Reflects a two-for-one common stock split effective November 4, 1993.
d  Basic and diluted earnings per average share.
e Excludes the cumulative effect of the accounting change in 1994, the extraordinary charge, net, and Pennsylvania restructuring activities in 1998, and the extraordinary charge and other charges for merger-related costs and a long dormant pumped-storage generation project in 1999. Includes the effect of internal restructuring in 1995 and 1996.
f  Eliminations between utility and nonutility are shown on page 32.
g Excludes 432 gWh delivered to customers participating in the Pennsylvania pilot program that are included in regular utility transactions sales volumes.
h  Net of 1,499 gWh eliminated between utility and nonutility.
i  Capability available through contractual arrangements with nonutility generators.
j Peak coincident load of all customers provided delivery service within the Company's service territory irrespective of the generation service chosen by the customers therein.
k  Based on peak coincident load.



UTILITY STATISTICS

Year ended December 31          1999       1998        1997        1996        1995        1994        1989
------------------------------------------------------------------------------------------------------------
Customers (thousands) a
Residential                  1,250.6     1,236.9     1,224.9     1,213.7     1,204.4     1,189.7     1,118.1
Commercial                     158.1       154.7       151.5       148.5       146.0       143.0       128.9
Industrial                      25.9        25.5        25.2        25.0        24.6        24.2        22.4
Other                            1.3         1.3         1.3         1.3         1.3         1.3         1.2
------------------------------------------------------------------------------------------------------------
    Total customers          1,435.9     1,418.4     1,402.9     1,388.5     1,376.3     1,358.2     1,270.6
------------------------------------------------------------------------------------------------------------
Average annual use-kWh per
  customer b
Residential                   10,913      10,486      10,521      11,042      10,865      10,682       9,950
All retail service            28,285      28,174      28,647      29,085      28,908      28,205      26,866
------------------------------------------------------------------------------------------------------------
Average rate-cents per kWh b
Residential                     7.03        6.90        6.96        6.99        7.13        6.84        5.67
All retail service              5.45        5.32        5.36        5.46        5.58        5.43        4.48
------------------------------------------------------------------------------------------------------------





a   Customers in the Company's service territory receiving delivery service.
b   Use and rate statistics are calculated based on full service customers
   (customers receiving both generation and delivery from the Company).

                                                        Allegheny Energy, Inc.


INVESTOR INFORMATION

Dividend Declarations Dividends are normally declared on the first Thursday of March, June, September, and December. Record dates are normally the second Monday after the dividend is declared, with payment dates the last business day of March, June, September, and December.

Dividend Reinvestment and Stock Purchase Plan Our Dividend Reinvestment and Stock Purchase Plan provides shareholders with a convenient way to purchase additional shares of the Company's stock. Participants may at the time of each cash dividend payment on the stock have all or part of their dividends automatically invested in additional shares or invest any additional amount they wish between $50 and $10,000 in such shares or do both. The offering of shares under the Plan is made only by Prospectus. To get the Prospectus and an Authorization Form to enroll in the Plan, write to Eileen M. Beck, Secretary, Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740-1766, or ebeck@alleghenyenergy.com.

Annual Meeting The Annual Meeting of Shareholders will be held on the eleventh floor of the World Headquarters of Chase Manhattan Bank, 270 Park Ave., New York, NY, on Thursday, May 11, 2000, at 9:30 a.m.

Form 10-K The Company will provide without charge to each beneficial holder of its common stock, on the written request of such person, a copy of Allegheny Energy's combined Annual Report to the Securities and Exchange Commission on Form 10-K for 1999. Any such request should be directed to Cynthia A. Shoop, Director, Corporate Communications, Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740-1766, or cshoop@alleghenyenergy.com.

Duplicate Mailings/Direct Deposit of Dividends If you receive duplicate mailings of the Annual Report or wish to have your dividends deposited directly to your banking institution, please notify ChaseMellon Shareholder Services, L.L.C., P.O. Box 3316, South Hackensack, NJ 07606. To speak to a representative responsible for Allegheny Energy, Inc. shareholder accounts, call 1-800-648-8389.

Stock Transfer Agent and Registrar ChaseMellon Shareholder Services, L.L.C., Overpeck Centre, 85 Challenger Road, Ridgefield Park, NJ 07660. The internet address is www.chasemellon.com.


DIVIDENDS PAID-RANGE OF COMMON STOCK PRICES PER SHARE



                                     1999                                                 1998
                      -------------------------------------------   ---------------------------------------------
NYSE Composite
Transactions           Dividend     High     Low       Close          Dividend    High     Low     Close
-----------------------------------------------------------------------------------------------------------------
1st Quarter              .43   $ 34 1/2  $28 11/16  $ 29 1/2            .43   $ 33 9/16  $ 30 1/8  $ 33 9/16
2nd Quarter              .43     35 3/16  29 1/2      32 1/16           .43     34         27 5/16   30 1/8
3rd Quarter              .43     34 7/8   31          31 7/8            .43     31 15/16   26 5/8    31 9/16
4th Quarter              .43     33 1/8   26 3/16     26 15/16          .43     34 15/16   29 1/2    34 1/2




The high and low prices in 2000 were $ 29 and $ 25 9/16 through February 3, 2000. The last reported sale on that date was $ 28 5/8.
------------------------------------------------------------------------------

                                                        Allegheny Energy, Inc.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(Millions of dollars)

                                                                          Basic and Diluted Earnings Per Average Share
                                                                           -------------------------------------------
                                   Consolidated                             Consolidated
                                   Income Before               Consolidated Income Before               Consolidated
               Operating Operating Extraordinary Extraordinary Net Income Extraordinary  Extraordinary  Net Income
Quarter Ended  Revenues    Income  Charge, Net   Charge, Net  (Loss)        Charge, Net  Charge, Net      (Loss)
----------------------------------------------------------------------------------------------------------------------
March 1998       $645.5     $124.7      $78.2                 $  78.2         $.64                       $    .64
June 1998*        627.6      100.1       53.8      $(265.4)    (211.6)         .44        $(2.17)           (1.73)
September 1998    726.6      128.6       82.7                    82.7          .68                            .68
December 1998*    576.7       86.1       48.3        (10.0)      38.3          .39          (.08)             .31
March 1999        690.0      140.2       97.8                    97.8          .80                            .80
June 1999         643.4      111.7       64.5                    64.5          .55                            .55
September 1999    741.4      117.2       71.3                    71.3          .63                            .63
December 1999**   733.7      105.5       51.8        (27.0)      24.8          .46          (.24)             .22
----------------------------------------------------------------------------------------------------------------------




 *Results for the second and fourth quarters of 1998 reflect Pennsylvania restructuring activities.
**Results for the fourth quarter of 1999 reflect charges for Maryland restructuring, retiring debt related to the securitization of Pennsylvania stranded costs, merger-related costs, and a long dormant pumped-storage generation project.

                                                    Monongahela Power Company


QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)




                                                                   Quarter Ended
                                              1999                                           1998
                              Dec.       Sept.       June        March        Dec.       Sept.       June       March

Electric operating
  revenues .............   $163,904    $178,330    $160,459    $170,642   $155,712    $177,364     $153,774    $158,272
Operating income........     31,019      32,595      25,102      30,321     28,154      31,887       24,087      27,358
Net income..............     23,890      26,631      18,556      23,250     21,143      25,244       16,611      19,427








SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)



                                            1999        1998        1997        1996       1995        1994
Electric operating revenues:
  Residential..........................  $210,757     $200,896    $199,931    $206,033    $209,065    $190,861
  Commercial...........................   130,052      126,464     118,825     121,631     124,457     116,201
  Industrial...........................   217,792      208,613     196,716     200,970     212,427     202,181
  Wholesale and street lighting........     7,138        7,656       7,600       7,513      7,255        7,142
     Revenues from regular customers....  565,739      543,629     523,072     536,147     553,204     516,385
  Affiliated...........................    84,747       77,314      83,600      74,825      73,216      79,674
  Other non-kWh........................     4,299        4,426       4,379       4,136       3,722       3,535
  Bulk power...........................     6,567        8,509       7,299       4,772       2,749       7,681
  Transmission and other energy
    services...........................    11,983       11,244       9,961      12,591      10,589       9,172
     Total revenues.....................  673,335      645,122     628,311     632,471     643,480     616,447

Operation expense......................   345,565      313,795     305,487     310,480     330,740     330,909
Maintenance............................    63,993       67,033      70,561      74,735      73,041      69,389
Internal restructuring charges
  and asset write-off..................                                         24,299       5,493
Depreciation...........................    60,905       58,610      56,593      55,490      57,864      57,952
Taxes other than income................    43,395       44,742      38,776      40,418      38,551      40,404
Taxes on income........................    40,440       49,456      47,519      34,496      41,834      30,650
Allowance for funds used
  during construction..................    (1,774)      (1,043)     (1,386)       (672)     (1,393)     (2,946)
Interest charges.......................    34,603       36,153      38,730      38,604      39,872      38,156
Other income, net......................    (6,119)      (6,049)     (8,498)     (6,831)     (9,235)     (8,003)
Income before cumulative effect
  of accounting change.................    92,327       82,425      80,529      61,452      66,713      59,936
Cumulative effect of accounting
  change, net (a)......................                                                                  7,945
Net income.............................  $ 92,327     $ 82,425    $ 80,529    $ 61,452    $ 66,713    $ 67,881

Return on average common equity (b)....    15.29%       13.62%      13.99%      11.00%      11.92%      10.66%




(a) To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994 and a charge for a long dormant pumped-storage generation project in 1999. Includes the effect of internal restructuring in 1995 and 1996.

                                                    Monongahela Power Company



FINANCIAL AND OPERATING STATISTICS



                                               1999       1998         1997       1996         1995         1994

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..............................  $2,173,603  $2,007,876   $1,950,478   $1,879,622   $1,821,613   $1,763,533
    Accumulated depreciation...........    (958,867)   (883,915)    (840,525)    (790,649)    (747,013)    (701,271)
      Net..............................  $1,214,736  $1,123,961   $1,109,953   $1,088,973   $1,074,600   $1,062,262

GROSS ADDITIONS TO PROPERTY
  (Thousands):.........................  $   82,483  $   72,795   $   78,139   $   72,577   $   75,458   $  103,975

TOTAL ASSETS at Dec. 31
  (Thousands)..........................  $1,693,718  $1,519,764   $1,497,756   $1,486,742   $1,480,591   $1,476,483

CAPITALIZATION at Dec. 31
  (Thousands):
    Common stock.......................  $  578,951  $  570,188   $  540,930   $  512,212   $  505,752   $  495,693
    Preferred stock....................      74,000      74,000       74,000       74,000       74,000      114,000
    Long-term debt and QUIDS...........     503,741     453,917      455,088      474,841      489,995      470,131
                                         $1,156,692  $1,098,105   $1,070,018   $1,061,053   $1,069,747   $1,079,824

  Ratios:
    Common stock.......................       50.0%       51.9%        50.6%        48.3%        47.3%        45.9%
    Preferred stock....................        6.4         6.8          6.9          7.0          6.9         10.6
    Long-term debt and QUIDS...........       43.6        41.3         42.5         44.7         45.8         43.5
                                             100.0%      100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31:
    Company-owned......................  2,352,250     2,326,300    2,326,300   2,326,300    2,326,300    2,326,300
    Nonutility contracts (a)...........    161,000       161,000      161,000     161,000      161,000      161,000

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential........................  2,884,144     2,757,067    2,764,630   2,815,414    2,807,135    2,674,664
    Commercial.........................  2,148,361     2,102,604    1,987,147   2,007,116    1,967,473    1,846,791
    Industrial.........................  5,736,718     5,510,925    5,224,364   5,024,257    5,114,126    4,942,388
    Wholesale and street lighting......    152,476       142,797      142,827     142,198      138,456      134,351
      Sales to regular customers....... 10,921,699    10,513,393   10,118,968   9,988,985   10,027,190    9,598,194
    Affiliated.........................  2,746,111     1,950,803    2,080,542   1,694,722    1,596,081    1,791,099
    Bulk power.........................    191,784       301,656      249,505     196,843      105,126      285,048
    Transmission and other energy
      services.........................  2,138,247     1,932,160    3,007,439   4,218,150    3,497,216    2,278,111
        Total sales volumes............ 15,997,841    14,698,012   15,456,454  16,098,700   15,225,613   13,952,452
  Output and Delivery:
    Steam generation................... 12,146,537    11,251,721   10,936,469  10,678,491   10,620,003   10,743,934
    Pumped-storage generation..........    372,658       288,266      241,958     263,640      257,284      290,586
    Pumped-storage input...............   (481,872)     (370,822)    (310,565)   (337,451)    (330,915)    (373,116)



    Purchased power....................  2,562,752     2,283,055    2,294,059   2,040,136    1,903,644    1,685,938
    Transmission and other energy
      services.........................  2,138,247     1,932,160    3,007,439   4,218,150    3,497,216    2,278,111
    Losses and system uses.............   (740,481)     (686,368)    (712,906)   (764,266)    (721,619)    (673,001)
        Total transactions as above.... 15,997,841    14,698,012   15,456,454  16,098,700   15,225,613   13,952,452

CUSTOMERS at Dec. 31:
  Residential..........................    312,180       309,760      307,920     305,579      303,568      300,465
  Commercial...........................     38,654        37,929       37,168      36,323       35,793       35,268
  Industrial...........................      8,014         7,992        7,996       8,019        8,085        8,029
  Other................................        176           218          199         182          170          171
    Total customers....................    359,024       355,899      353,283     350,103      347,616      343,933

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer...................      9,283         8,938        9,023       9,256        9,306        8,957
  Average revenue-
    dollars per customer...............     678.38        651.29       652.53      677.37       693.11       639.16
  Average rate-
    cents per kWh......................       7.31          7.29         7.23        7.32         7.45         7.14



(a) Capability available through contractual arrangements with nonutility generator.

                                                  The Potomac Edison Company


 QUARTERLY FINANCIAL INFORMATION
 (Thousands of Dollars)


                                                                    Quarter Ended
                                                1999                                             1998
                              Dec.*      Sept.     June        March        Dec.       Sept.       June       March
 Electric operating
   revenues.............   $186,099   $189,489    $174,691    $202,978    $177,744   $190,533    $177,519    $191,698
 Operating income.......     28,736     34,348      27,543      45,095      34,458     36,680      30,036      37,622
 Income before
   extraordinary charge,
   net..................     19,191     26,492      18,736      36,164      25,757     27,299      20,504      27,922
 Extraordinary charge, net  (16,949)
 Net income.............      2,242     26,492      18,736      36,164      25,757     27,299      20,504      27,922



 *Results for the fourth quarter of 1999 reflect charges for Maryland
restructuring and a long dormant pumped-storage   generation project.

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                            1999        1998        1997       1996        1995        1994
Electric operating revenues:
  Residential..........................   $330,299    $309,058    $299,876   $324,120    $316,714    $296,090
  Commercial...........................    168,469     156,973     148,287    146,432     145,096     135,937
  Industrial...........................    212,205     206,638     198,174    196,813     200,890     195,089
  Wholesale and street lighting.......       5,821(a)   27,667      30,443     32,907      27,028      26,109
    Revenues from regular customers....    716,794     700,336     676,780    700,272     689,728     653,225
  Affiliated...........................     11,352       9,401       9,687      2,399       2,525       2,716
  Other non-kWh........................        539       1,358      (1,273)      (405)       (961)     (4,647)
  Bulk power...........................      8,410      11,690      10,035      7,577       4,566       8,932
  Transmission and other
    energy services....................     16,162      14,709      13,552     16,917      14,811      12,675
    Total..............................    753,257     737,494     708,781    726,760     710,669     672,901

Operation expense......................    396,153     369,998     359,350    373,133     374,731     362,167
Maintenance............................     57,257      52,186      56,815     62,248      60,052      58,624
Internal restructuring charges
  and asset write-off..................                                        26,094       6,847
Depreciation...........................     75,917      74,344      71,763     71,254      68,826      59,989
Taxes other than income................     50,924      49,567      47,585     45,809      47,629      46,740
Taxes on income........................     37,284      52,603      44,496     34,132      36,936      33,126
Allowance for funds used
  during construction..................     (1,993)     (1,576)     (2,830)    (2,491)     (1,752)     (5,874)
Interest charges.......................     44,902      48,187      49,823     50,197      51,179      46,456
Other income, net......................     (7,770)     (9,297)    (13,976)   (11,791)    (12,044)    (10,310)




Income before extraordinary charge and
  cumulative effect of accounting
  change...............................    100,583     101,482      95,755     78,175      78,265      81,983
Extraordinary charge, net (b) .........    (16,949)
Cumulative effect of accounting
  change, net (c)......................                                                                16,471
Net income.............................   $ 83,634    $101,482    $ 95,755   $ 78,175    $ 78,265    $ 98,454

Return on average common equity (d)....      13.20%      13.90%      13.44%     11.42%      11.34%      11.86%




(a) Includes reduction of $19,949 related to Maryland settlement.
(b) Write-off in connection with deregulation proceedings in Maryland.
(c) To record unbilled revenues, net of income taxes.
(d) Excludes the cumulative effect of the accounting change in 1994 and the extraordinary charge, net and a charge for a long dormant pumped-storage generation project in 1999. Includes the effect of internal restructuring in 1995 and 1996.

                                                  The Potomac Edison Company


 FINANCIAL AND OPERATING STATISTICS


                                           1999         1998         1997         1996         1995         1994
 PROPERTY, PLANT, AND EQUIPMENT
   at Dec. 31 (Thousands):
     Gross................................ $2,322,104   $2,249,716   $2,196,262  $2,124,956   $2,050,835   $1,978,396
     Accumulated depreciation.............   (998,710)    (926,840)    (859,076)   (791,257)    (729,653)    (673,853)
       Net................................  1,323,394   $1,322,876   $1,337,186  $1,333,699   $1,321,182   $1,304,543

 GROSS ADDITIONS TO PROPERTY
   (Thousands)............................ $   91,622   $   60,525   $   78,298  $   86,256   $   92,240   $  142,826

 TOTAL ASSETS at Dec. 31
  (Thousands)............................  $1,638,851   $1,728,619   $1,688,482  $1,696,904   $1,654,444   $1,629,535

 CAPITALIZATION at Dec. 31:
   (Thousands):
     Common stock......................... $  700,422   $  762,912   $  689,781  $  678,116   $  667,242   $  658,146
     Preferred stock:
       Not subject to mandatory redemption.                 16,378       16,378      16,378       16,378       36,378
       Subject to mandatory redemption....                                                                     25,200
     Long-term debt and QUIDS.............    510,344      578,817      627,012     628,431      628,854      604,749
                                            $1,210,766  $1,358,107   $1,333,171  $1,322,925   $1,312,474   $1,324,473
   Ratios:
     Common stock.........................      57.8%        56.2%        51.8%       51.3%        50.8%        49.7%
     Preferred stock:
       Not subject to mandatory redemption.                    1.2          1.2        1.2          1.3          2.7
       Subject to mandatory redemption....                                                                       1.9
     Long-term debt and QUIDS.............       42.2         42.6         47.0       47.5         47.9         45.7
                                                100.0%       100.0%       100.0%     100.0%       100.0%       100.0%
 GENERATING CAPABILITY--
   kW at Dec. 31                             2,099,120   2,073,292     2,073,292  2,072,292    2,072,292    2,072,292

 KILOWATT-HOURS (Thousands):
   Sales Volumes:
     Residential..........................  4,643,621    4,401,238    4,290,117   4,599,758    4,377,416    4,214,997
     Commercial...........................  2,667,928    2,498,546    2,331,789   2,288,229    2,213,052    2,136,081
     Industrial...........................  5,841,102    5,922,274    5,593,722   5,567,088    5,485,220    5,339,737
     Wholesale and street lighting........    683,691      657,357      666,383     724,011      603,572      591,799
       Sales to regular customers......... 13,836,342   13,479,415   12,882,011  13,179,086   12,679,260   12,282,614
     Affiliated...........................    894,094      498,069      591,876      47,781       52,967       61,815
     Bulk power...........................    233,189      402,635      369,732     315,808      173,110      331,832
     Transmission and other
       energy services....................  2,789,957    2,470,365    4,044,837   5,617,912    4,740,010    3,031,339
       Total sales volumes................ 17,753,582   16,850,484   17,888,456  19,160,587   17,645,347   15,707,600




   Output and Delivery:
     Steam generation..................... 11,483,502   11,254,505   11,002,533  10,762,678   10,410,118   10,464,607
     Hydro and pumped-storage generation..    413,206      416,983      370,026     401,998      395,315      426,550
     Pumped-storage input.................   (499,497)    (486,823)    (426,087)   (455,142)    (452,151)    (506,213)
     Purchased power......................  4,493,128    4,190,098    3,934,815   3,639,519    3,318,302    3,033,744
     Transmission and other
       energy services....................  2,789,957    2,470,365    4,044,837   5,617,912    4,740,010    3,031,339
     Losses and system uses...............   (926,714)    (994,644)  (1,037,668)   (806,378)    (766,247)    (742,427)
       Total transactions as above........ 17,753,582   16,850,484   17,888,456  19,160,587   17,645,347   15,707,600

 CUSTOMERS at Dec. 31:
   Residential............................    346,821      339,584      333,224     327,344      321,813      315,309
   Commercial.............................     45,968       44,828       43,794      42,670       41,759       40,927
   Industrial.............................      5,235        5,122        5,010       4,887        4,733        4,595
   Other..................................        620          641          598         571          543          524
     Total customers......................    398,644      390,175      382,626     375,472      368,848      361,355

 RESIDENTIAL SERVICE:
   Average use-
     kWh per customer.....................     13,523       13,093       13,003      14,179       13,729       13,506
   Average revenue-
     dollars per customer.................     961.92       919.42       908.87      999.10       993.35       948.76
   Average rate-
     cents per kWh........................       7.11         7.02         6.99        7.05         7.24         7.02


	                                              West Penn Power Company
	                                              and Subsidiaries


QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)




                                                                    Quarter Ended
                                                  1999                                            1998
                                 Dec.       Sept.      June       March       Dec.      Sept.      June       March

    Electric operating
      revenues................ $313,542   $395,662   $327,269   $317,730   $246,729   $288,272   $263,023   $280,703
    Operating income..........   45,711     42,295     47,089     58,674     17,038     56,248     40,627     52,619
    Consolidated net income
      (loss).................. $ 16,927     31,507     33,649     45,499     (5,504)    42,835   (239,138)    39,001




SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                            1999         1998         1997         1996         1995         1994

Operating revenues.....................  $1,354,203  $1,078,727   $1,082,162   $1,089,124   $1,081,093   $1,011,337
Operation expense......................     800,438     552,514      524,051      531,522      523,279      531,059
Maintenance............................      93,436      91,724       98,252      104,211      114,489      111,841
Internal restructuring charges
  and asset write-offs.................                                            53,343       11,099        8,919
Depreciation and amortization..........     114,268     114,709      113,793      119,066      112,334       88,935
Taxes other than income................      80,719      88,722       90,140       90,132       89,694       87,224
Taxes on income........................      71,573      64,526       73,279       47,455       61,745       46,645
Allowance for funds used
  during construction..................      (2,933)     (2,403)      (4,085)      (2,723)      (5,041)     (10,777)
Interest charges.......................      68,723      67,640       69,629       71,072       67,902       60,274
Other income, net......................      (9,621)     (11,325)     (17,562)     (13,439)     (12,287)     (13,798)

Consolidated income before
  extraordinary charge and cumulative
  effect of accounting change..........     137,600      112,620      134,665       88,485      117,879      101,015
Extraordinary charge, net (a)..........     (10,018)    (275,426)
Cumulative effect of accounting
  change, net (b)......................                                                                       19,031
Consolidated net income (loss).........  $  127,582   $ (162,806)  $  134,665   $   88,485   $  117,879   $  120,046

Return on average common equity (c)....       20.97%       13.12%       13.70%        8.72%       11.46%        9.94%



(a) Write-off in connection with Pennsylvania deregulation proceedings.
(b) To record unbilled revenues, net of income taxes.
(c) Excludes the cumulative effect of the accounting change in 1994, the extraordinary charge, net and Pennsylvania restructuring activities in 1998, and the extraordinary charge, net and a long dormant pumped-storage generation project in 1999. Includes the effect of internal restructuring in 1995 and 1996.

FINANCIAL AND OPERATING STATISTICS

                                         1999         1998         1997         1996         1995         1994

PROPERTY DATA
  at Dec. 31 (Thousands):
    Gross property................... $1,597,484   $3,365,784   $3,293,039   $3,182,208   $3,097,522   $3,013,777
    Accumulated depreciation.........   (506,416)  (1,362,413)  (1,254,900)  (1,152,383)  (1,063,399)  (1,009,565)
      Net property................... $1,091,068   $2,003,371   $2,038,139   $2,029,825   $2,034,123   $2,004,212

Gross additions during year:
     Utility......................... $   86,290   $   95,975   $  128,054   $  130,606   $  149,122   $  260,366
     Nonutility...................... $   27,956

TOTAL ASSETS at Dec. 31
  (Thousands)........................ $1,864,765   $2,887,706   $2,777,375   $2,724,367   $2,771,164   $2,731,858


CAPITALIZATION at Dec. 31
  (Thousands):
    Common stock..................... $   79,658   $  732,161   $  997,027   $  962,752   $  973,188   $  955,482
    Preferred stock..................                  79,708       79,708       79,708       79,708      149,708
    Long-term debt and QUIDS.........    966,026      837,725      802,319      905,243      904,669      836,426
                                      $1,045,684   $1,649,594   $1,879,054   $1,947,703   $1,957,565   $1,941,616
  Ratios:
    Common stock.....................        7.6%        44.4%        53.1%        49.4%        49.7%        49.2%
    Preferred stock..................                     4.8          4.2          4.1          4.1          7.7
    Long-term debt and QUIDS.........       92.4%        50.8         42.7         46.5         46.2         43.1
                                           100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY
  kW at Dec. 31:
    Company-owned....................                3,721,408    3,671,408    3,671,408    3,671,408    3,671,408
    Nonutility contracts (a)..........    138,000      138,000      138,000      138,000      138,000      138,000

REVENUES (b)
  Residential........................ $  389,273   $  370,636   $  393,036   $  402,083   $  401,186   $  376,776
  Commercial.........................    201,728      217,954      223,347      224,663      224,144      207,165
  Industrial.........................    290,491      338,254      352,730      355,120      356,937      330,739
  Wholesale and street lighting......     27,425       33,650       27,051       26,194       25,330       25,425
    Revenues from regular utility
      customers......................    908,917      960,494      996,164    1,008,060    1,007,597      940,105
  Affiliated.........................     33,987       45,180       39,031       44,231       44,293       37,915
  Other non-kWh......................      6,468        4,152        6,377        3,903        3,765        3,980
  Bulk power.........................      7,549       49,605       22,188       10,012        5,687       12,339
  Transmission services..............     20,300       19,296       18,402       22,918       19,751       16,998
    Total utility revenues........... $  977,221   $1,078,727   $1,082,162   $1,089,124   $1,081,093   $1,011,337
  Total nonutility revenues.......... $  681,637



FINANCIAL AND OPERATING STATISTICS (continued)
______________________________________________________________________________________________
                                         1999         1998         1997         1996         1995         1994



KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential.....................  6,028,420    5,778,155    5,756,594    5,913,412    5,818,838    5,740,028
    Commercial......................  3,903,446    4,023,523    3,833,178    3,835,831    3,782,250    3,624,117
    Industrial......................  7,222,636    8,237,627    8,046,166    7,974,265    7,857,689    7,426,267
    Wholesale and street lighting...    641,605      617,841      611,105      591,122      561,893      548,296
      Regular Utility transactions.. 17,796,107   18,657,146   18,247,043   18,314,630   18,020,670   17,338,708
    Affiliated......................  1,295,975    1,974,497    1,789,476    1,068,712    1,059,852      982,557
    Bulk power......................    145,717    2,332,825    1,046,905      453,028      227,893      471,050
    Transmission services...........  3,522,145    2,942,868(c) 5,392,916    7,567,153    6,348,926    4,093,693
      Total utility transactions.... 22,759,944   25,907,336   26,476,340   27,403,523   25,657,341   22,886,008
    Total nonutility transactions...  9,970,100

  Output and Delivery:
    Steam generation................ 17,593,971   20,053,422   19,523,537   18,578,677   18,143,822   17,750,267
    Hydro and pumped-storage
     generation.....................    774,505      620,496      559,241      682,747      581,353      673,195
    Pumped-storage input............   (878,237)    (640,242)    (561,135)    (612,877)    (606,953)    (684,715)
    Purchased power................. 12,979,203    2,890,986    2,968,258    2,583,166    2,507,196    2,253,701
    Transmission services...........  3,522,145    3,850,394    5,392,916    7,567,153    6,348,926    4,093,693
    Losses and system uses.......... (1,261,543)    (867,720)  (1,406,477)  (1,395,343)  (1,317,003)  (1,200,133)
      Total transactions as above... 32,730,044   25,907,336   26,476,340   27,403,523   25,657,341   22,886,008

CUSTOMERS at Dec. 31(d):
  Residential.......................    591,665      587,503      583,745      580,816      578,983      573,963
  Commercial........................     73,480       71,920       70,559       69,457       68,500       66,842
  Industrial........................     12,615       12,389       12,142       12,051       11,801       11,563
  Other.............................        570          608          629          607          598          586
    Total customers.................    678,330      672,420      667,075      662,931      659,882      652,954

RESIDENTIAL SERVICE (e):
  Average use-
    kWh per customer................     10,239        9,775        9,903       10,223       10,096       10,041
  Average revenue-
    dollars per customer............     698.73       644.98       674.73       695.08       696.06       659.07
  Average rate-
    cents per kWh...................       6.82         6.60         6.81         6.80         6.89         6.56

(a) Capability available through contractual arrangements with nonutility generators.
(b) Eliminations between utility and nonutility are shown on page 4.
(c) Excludes 907,526 kWh (in thousands) delivered to customers participating in the Pennsylvania pilot program that are included in regular customer transactions sales volumes.
(d) Customers in the Company's service territory receiving delivery service.
(e) Use, revenue, and rate statistics are calculated based on full service customers (customers receiving both generation and delivery from the Company).

                                         D-16

                                                 Allegheny Generating Company



QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)

                                                                    Quarter Ended
                                                    1999                                        1998
                                  Dec.     Sept.      June      March         Dec.       Sept.    June       March
    Electric operating
      revenues...............  $16,853   $18,072    $17,810    $17,857      $17,783    $18,303    $19,126    $18,604
    Operating income.........    8,220     8,821      8,586      8,455        8,699      9,297      9,258      9,400
    Net income...............    5,344     5,516      5,302      5,053        5,230      5,625      5,961      5,937




SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                              1999        1998        1997        1996        1995        1994

Electric operating revenues............   $ 70,592    $ 73,816    $ 76,458    $ 83,402    $ 86,970    $ 91,022

Operation and maintenance expense......      5,023       4,592       4,877       5,165       5,740       6,695
Depreciation...........................     16,980      16,949      17,000      17,160      17,018      16,852
Taxes other than income taxes..........      4,510       4,662       4,835       4,801       5,091       5,223
Federal income taxes...................      9,997      10,959      11,213      13,297      13,552      14,737
Interest charges.......................     13,261      13,987      15,391      16,193      18,361      17,809
Other income, net......................       (394)        (86)     (9,126)         (3)        (16)        (11)
  Net Income...........................   $ 21,215    $ 22,753    $ 32,268    $ 26,789    $ 27,224    $ 29,717

Return on average common equity........      13.08%      12.57%      15.98%      12.58%      12.46%      13.14%

FINANCIAL AND OPERATING STATISTICS

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..............................   $828,894    $828,806    $828,658*   $837,050    $836,894*   $824,714
    Accumulated depreciation...........   (227,177)   (210,198)   (193,173)   (176,178)   (159,037)   (143,965)
      Net..............................   $601,717    $618,608    $635,485    $660,872    $677,857    $680,749

GROSS ADDITIONS TO PROPERTY
  (Thousands)..........................   $     85    $     69    $    444    $    178    $ 14,165*   $  1,065

TOTAL ASSETS
  at Dec. 31 (Thousands)...............   $620,883    $639,458    $663,920    $692,408    $710,287    $714,236

CAPITALIZATION AND SHORT-TERM DEBT
  at Dec. 31:
    (Thousands):
      Common stock.....................   $154,491    $165,276    $199,523    $202,955    $214,153    $222,729
      Long-term and short-term debt....    201,081     215,579     208,735     239,234     256,084     268,165





                                               Allegheny Generating Company



                                          $355,572    $380,855    $408,258    $442,189    $470,237    $490,894

    Ratios:
      Common stock.....................       43.4%       43.4%       48.9%       45.9%       45.5%       45.4%
      Long-term and short-term debt....       56.6        56.6        51.1        54.1        54.5        54.6
                                             100.0%      100.0%      100.0%      100.0%      100.0%      100.0%

KILOWATT-HOURS (Thousands):
  Pumping energy supplied by Parents...  1,962,534   1,497,887   1,297,787   1,405,470   1,390,019   1,564,044
  Pumped-storage generation............  1,526,824   1,164,325   1,011,366   1,098,278   1,081,112   1,218,446



*Reflects a balance sheet reclassification in 1995 of $12 million from deferred charges to plant for a prior tax payment, and a related settlement of $8.8 million in 1997 that was recorded as a reduction to plant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


                           Page No.

AE                         M-1

Monongahela                M-28

Potomac Edison             M-44

West Penn                  M-62

AGC                        M-79








ITEM 7A.  Quantitative and Qualitative Disclosure About
          Market Risk

      Allegheny Energy Supply enters into power purchase and sales contracts to sell power generation and meet its contractual requirements. During 1999, the Operating Subsidiaries also entered into power purchase and sales contracts to meet native load requirements and to sell power generation. Physical receipt or delivery is expected on all these contracts. Neither the Operating Subsidiaries nor Allegheny Energy Supply use futures contracts or options for speculative or trading purposes. Costs and revenues are recognized in the month the energy is received or delivered.

                                                        Allegheny Energy, Inc.




MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by Allegheny Energy, Inc. (the Company) and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company's subsidiaries; environmental, legislative, and regulatory changes; future economic conditions; earnings retention and dividend payout policies; the Company's ability to compete in unregulated energy markets; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

Business Strategy Generation of electricity will continue to be a core component of the Company's business. The Company's goal is to grow generation through building and buying generating facilities. The energy delivery (wires and pipes) business will also continue to be an important part of the Company's business which the Company plans to expand. Existing nonutility businesses, primarily telecommunications, that are closely tied to our core business will continue to be developed.

The Company's settlement agreement in Pennsylvania permitted West Penn Power Company (West Penn) to transfer 3,778 megawatts (MW) of generating capacity at net book value to a new, unregulated, wholly owned subsidiary of the Company. The recent settlement in Maryland will allow about 1,300 MW of additional generating capacity to be transferred at net book value in 2000. The Company is seeking to transfer the remaining generating assets in Ohio, Virginia, and West Virginia to its unregulated subsidiary at book value in deregulation proceedings in these jurisdictions. The unregulated electric supply is being sold in both the wholesale and retail competitive marketplaces, allowing greater earnings growth potential, subject to market risk, while allowing us to capitalize on the Company's strengths in the generation business.

                                                        Allegheny Energy, Inc.


SIGNIFICANT EVENTS IN 1999, 1998, AND 1997

Maryland Deregulation On September 23, 1999, a settlement agreement between The Potomac Edison Company (Potomac Edison), the Staff of the Maryland Public Service Commission (Maryland PSC), and other parties working to implement customer choice and deregulation of electric generation for Potomac Edison in Maryland was filed with the Maryland PSC. On December 23, 1999, the Maryland PSC approved the settlement agreement, which provides nearly all of Potomac Edison's 211,000 Maryland customers with the ability to choose an electric generation supplier starting July 1, 2000.

As a result of the Maryland settlement agreement, Potomac Edison discontinued the application of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the electric generation portion of its Maryland operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71." Accordingly, Potomac Edison recorded an extraordinary charge of $26.9 million ($17.0 million after taxes) during the fourth quarter of 1999. This write-off reflects the impairment of certain electric generation assets as determined by applying SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the write-off of generation-related net regulatory assets. See Notes B and C to the consolidated financial statements for details of the settlement agreement and other information about the deregulation process.

See Electric Energy Competition on page 38 for more information regarding restructuring in Maryland.

Pennsylvania Deregulation On November 19, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between West Penn-the Company's Pennsylvania electric utility subsidiary-and parties to West Penn's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation.

As a result of the May 29, 1998, Pennsylvania PUC order and as revised by the November 19, 1998, settlement agreement, West Penn determined in 1998 that, under the provisions of SFAS No. 101, an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. Charges of $40.3 million ($23.7 million after taxes) related to the West Penn revenue refund and energy program payments were also recorded in 1998.

Under the terms of the Pennsylvania settlement agreement, two-thirds of West Penn's customers were permitted to choose an alternate generation supplier beginning in January 1999.

                                                        Allegheny Energy, Inc.


All West Penn customers were permitted to do so beginning in January 2000. They were able to remain as West Penn customers at West Penn's capped generation rates or to alternate back and forth. Under the law, all electric utilities, including West Penn, retain the responsibility of electricity provider of last resort to all customers in their respective franchise territories who do not choose an alternate supplier. See Notes B and C to the consolidated financial statements for details of the settlement agreement and other information about the deregulation process.

See Electric Energy Competition on page 38 for more information regarding the restructuring in Pennsylvania.

Nonutility Sales of Electricity Since 1997, the Company has been marketing electric energy to customers in deregulated markets. During 1999, the Company's energy supply business sold 2,912,273 megawatt-hours (MWh) of electricity to customers in deregulated retail markets and 21,374,732 MWh to customers in deregulated wholesale markets. During 1999, West Penn's former generation customers purchased 2,522,611 MWh of electricity from alternative energy suppliers as a result of customer choice in Pennsylvania.

Unregulated Generating Subsidiary During 1999, the Company obtained the necessary regulatory approvals to form an unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). During the fourth quarter of 1999, West Penn transferred its deregulated generating capacity, which totaled 3,778 MW, to Allegheny Energy Supply at book value as allowed by the final settlement in West Penn's Pennsylvania restructuring case. In addition, Allegheny Energy Supply purchased from AYP Energy, Inc. (AYP Energy) its 276 MW of merchant capacity at Fort Martin Unit No. 1.

Recapitalization In 1999, the Company completed the following steps in its recapitalization process for West Penn concurrent with the implementation of deregulation of electric generation in Pennsylvania:

* $600 million of transition bonds were issued in November 1999;

* $525 million of first mortgage bonds were called or redeemed during the year;

* $79.7 million of preferred stock was called or redeemed

in July 1999; and

* West Penn revised its Articles of Incorporation to provide greater financial flexibility.

During 1999, West Penn reacquired all of its outstanding first mortgage bonds. As a result, the Company incurred an extraordinary charge of $17.0

                                                        Allegheny Energy, Inc.


million ($10.0 million after taxes) during the fourth quarter of 1999. The extraordinary charge was the result of premiums paid to reacquire the first mortgage bonds as compared to the carrying value of the bonds.

In addition, the Company repurchased 12 million shares of its outstanding common stock for $398.4 million, and Potomac Edison also called $16.4 million of preferred stock. Potomac Edison also plans to revise its Articles of Incorporation to provide greater financial flexibility.

Additional Generation In 1999, the Company installed two 44-MW simple-cycle gas combustion turbines in Springdale Borough in Allegheny County, Pennsylvania, at a cost of approximately $46 million. These units are unregulated merchant plants and became operational at the end of 1999. Both run on either No. 2 diesel oil or natural gas. As part of the installation, existing gas lines were upgraded and 500,000 gallons of oil storage capacity will be built. Transmission facilities at the site and the nearby interconnections were also upgraded. The generation output is being sold into the competitive power markets in the eastern United States. These combustion turbines will be transferred to Allegheny Energy Supply in the first quarter of 2000 or as soon thereafter that the necessary regulatory approval can be obtained from the Securities and Exchange Commission (SEC).

Allegheny Energy Supply is purchasing additional combustion turbines that will add 220 MW to our fleet in 2000 at a cost of approximately $120 million. Also, Allegheny Energy Supply is building a 540-MW combined-cycle generating plant at Springdale, Pennsylvania, at a cost of $235 million. The new facility will include two gas-fired combustion turbines and a steam turbine. All are expected to be operational and providing power for sale into competitive markets in 2003.

Another new project is the anticipated development of a 100-MW generation project in Warren County in northwestern Pennsylvania. A memorandum of understanding was signed with Foster Wheeler Power Systems, Inc. (Foster Wheeler) and United Refining Company (United Refining). The project will include an upgrade by Foster Wheeler to United Refining's facility in the city of Warren, Pennsylvania, with the installation of a petroleum coker and associated equipment.

The generation project, if it is developed as planned, will be co-owned by Allegheny Energy Supply, Foster Wheeler, and United Refining. It will incorporate circulating fluidized-bed technology and use waste by-products from the petroleum coking process in the production of electricity for the refinery and for sale in the open market. Excess capacity from the generation will be marketed by Allegheny Energy Supply, and steam produced by the project will be used by the refinery. Construction expenditures for the entire project are estimated at up to $300 million, of which Allegheny Energy Supply's share is estimated at up to $100 million based on the participation of all three potential co-owners or up to $150 million if one of the other potential co-owners elects not to participate. Construction is anticipated to begin in early 2001. The memorandum of understanding to develop the facility has been signed by all the parties, but a satisfactory feasibility study,

                                                        Allegheny Energy, Inc.



acceptable financing terms and conditions, permitting, and execution of definitive project agreements are necessary before construction can begin.

Acquisitions In December 1999, Monongahela Power Company (Monongahela Power), one of the Company's West Virginia subsidiaries, purchased from UtiliCorp United Inc. headquartered in Kansas City, Missouri, the assets of West Virginia Power, an electric and natural gas distribution company located adjacent to Monongahela Power's service territory in southern West Virginia, for approximately $95 million. As part of the transaction, Monongahela Power signed a 20-year option agreement with UtiliCorp United's subsidiary, Aquila Energy, for gas supply to Monongahela Power. Electricity is being supplied under an existing contract with American Electric Power until December 31, 2001, and thereafter will be supplied from the existing generation of the Company or from the market. Consumers will benefit from a six-year freeze of natural gas base rates and a three-year freeze of electric rates, with a reduction in electric rates in 2003 to rates now offered by Monongahela Power. The acquisition included 26,000 electric and 24,000 natural gas customers, 1,989 miles of electric distribution lines, 670 miles of gas pipelines, and 1,360 square miles of electric and 500 square miles of gas service territory. West Virginia Power has approximately 120 employees.

In conjunction with the acquisition of West Virginia Power's assets, the Company purchased for $2.1 million the assets of a heating, ventilation, and air conditioning business with approximately 10,000 customers and 52 employees.

In December 1999, Allegheny Communications Connect, Inc., the telecommunications subsidiary of Allegheny Ventures, Inc., purchased for $3.1 million approximately 10% of Genosys Technology Management Inc., a recently formed network operation center services company. The new enterprise will enable the Company to provide value-added services, such as around-the-clock network monitoring and maintenance services, to customers of its growing fiber optic network.

Monongahela Power also plans to purchase Mountaineer Gas Company, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America for $323 million (which includes the assumption of approximately $100 million in existing debt). The planned acquisition also includes the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. Mountaineer Gas has 490 employees, approximately 200,000 residential, commercial, and industrial gas customers, 3,926 miles of gas pipeline, and 11.7 billion cubic feet of gas storage. The completion of the transaction is conditioned upon, among other things, the approvals of the Public Service Commission of West Virginia (W.Va. PSC) and the SEC. The companies anticipate that regulatory approval could be received by mid-2000.

                                                        Allegheny Energy, Inc.




PURPA Power Project Terminations On August 26, 1997, and December 3, 1997, West Penn announced that it had negotiated agreements to buy out and settle disputes with developers of proposed power plants (the Milesburg and Washington Power projects) for $15 million and $48 million, respectively, reducing costs over the proposed 30- and 33-year lives of the projects by an estimated $1.4 billion. The disputed projects were being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and would have required West Penn to buy 43 MW and 80 MW of capacity and energy, respectively, over the lives of the projects at prices well above current market price estimates. In 1999, the Company settled for $5 million litigation by another developer alleging failure by the Company to comply with PURPA regulations.

Articles of Incorporation As a result of the passage of Maryland legislation affecting corporate governance of companies incorporated in the state, the Board of Directors by resolution in July 1999 amended the Company's Articles of Incorporation. The Board resolution adopted a provision creating three classes of directors of nearly even size, with the term of each director continuing for the full initial term of the class to which he or she is designated; a provision that directors cannot be removed from the Board except by a two-thirds vote of all votes entitled to be cast by shareholders in an election of directors; that vacancies may be filled only by the Board and for the full remainder of the term; and that the number of directors may be fixed only by the Board.

Proposed Merger with DQE, Inc. See Note D to the consolidated financial statements for information about the proposed merger with DQE, Inc.

Electric Industry Restructuring See Electric Energy Competition on page 38 for ongoing information regarding electric industry restructuring.


REVIEW OF OPERATIONS
Earnings Summary

                                                               Basic and Diluted
                                                                 Earnings Per
                                          Earnings               Average Share
--------------------------------------------------------------------------------
(Millions of dollars
except per share data)        1999     1998     1997     1999     1998     1997
--------------------------------------------------------------------------------
Operations:
  Utility                    $236.5  $ 283.3   $295.7    $2.03   $ 2.32    $2.42
  Nonutility                   48.9    (20.3)   (14.4)     .42     (.17)   (.12)
--------------------------------------------------------------------------------

Consolidated income           285.4    263.0    281.3     2.45     2.15    2.30
before extraordinary
charges
Extraordinary charges,        (27.0)  (275.4)             (.23)   (2.25)




                                                        Allegheny Energy, Inc.



net (Notes B, C, and F to
consolidated financial statements)
-------------------------------------------------------------------------------
Consolidated net income
  (loss)                     $258.4  $ (12.4)  $281.3    $2.22   $ (.10)  $2.30
--------------------------------------------------------------------------------




The decrease in 1999 earnings from utility operations, before extraordinary charges, reflects the deregulation of two-thirds of West Penn's electric generation effective January 1, 1999, as approved by the Pennsylvania PUC's restructuring order for West Penn. Accordingly, the operating results for these assets are classified as nonutility in 1999. The 1999 utility operations also reflect higher operation and maintenance expenses, including the write-off of $19.7 million of merger-related costs and $16.2 million of costs from a long dormant pumped-storage generation project. The decrease in 1998 earnings from utility operations, before extraordinary charges, reflects $23.7 million of costs, after taxes, related to the Pennsylvania restructuring settlement.

In 1999, earnings from nonutility operations, before extraordinary charges, increased consolidated net income by $48.9 million, an increase of $69.2 million over 1998's loss. This increase in nonutility earnings reflects the sale of generation from two-thirds of West Penn's generation assets into deregulated markets as discussed under Sales and Revenues and improved results over 1998 performance in such markets. The 1998 increase in the losses from nonutility operations, before extraordinary charges, resulted from AYP Energy sales commitments for energy in excess of owned generating capacity which required settlement by open market purchases during periods of high wholesale prices. Also contributing to the nonutility losses in 1998 and 1997 were losses of $1.7 million and $1.4 million, respectively, by Allegheny Energy Solutions for its participation in the Pennsylvania pilot program (see Note B to the consolidated financial statements for more information about the pilot program).

Extraordinary charges in 1999 and 1998 resulted from the Maryland and Pennsylvania electric utility restructuring orders as discussed in Notes B and C to the consolidated financial statements and the redemption of debt by West Penn in 1999 related to the securitization of stranded costs as discussed in Note F to the consolidated financial statements.

Earnings per share in 1999 increased $.11 per share due to the Company's common stock repurchase program.

Sales and Revenues

Total operating revenues for 1999, 1998, and 1997 were as follows:

                                                        Allegheny Energy, Inc.







OPERATING REVENUES
(Millions of dollars)                                     1999         1998      1997
---------------------------------------------------------------------------------------
Operating revenues:
  Utility revenues:
    Regulated                                          $2,168.4     $2,201.2   $2,203.0
    Choice                                                 34.3         14.0        2.5
    Bulk power                                             22.5         69.8       39.6
    Transmission and other energy services                 48.5         45.2       41.1
---------------------------------------------------------------------------------------
      Total utility revenues                            2,273.7      2,330.2    2,286.2
---------------------------------------------------------------------------------------

  Nonutility revenues:
    Retail and other                                      156.0         31.7        4.9
    Bulk power                                            731.4        215.3       80.9
---------------------------------------------------------------------------------------

      Total nonutility revenues                           887.4*       247.0       85.8
---------------------------------------------------------------------------------------

    Elimination between utility and nonutility           (352.7)         (.8)      (2.5)
---------------------------------------------------------------------------------------
      Total operating revenues                         $2,808.4     $2,576.4   $2,369.5
---------------------------------------------------------------------------------------


*Nonutility operating revenues include $57.1 million in 1999 of allocated Competitive Transition Charge revenues to compensate for certain transition costs transferred to nonutility operations.



The decrease in regulated revenues (regulated revenues include revenues from West Penn customers eligible to choose an alternate energy supplier but electing not to do so) in 1999 was due primarily to Pennsylvania deregulation, which gave two-thirds of West Penn's regulated customers the ability to choose another energy supplier and to a reduction in Potomac Edison's Maryland rates as part of a settlement agreement. In 1999, 2,522,611 MWh of electric energy was supplied to West Penn customers by alternative energy suppliers, which represented only 11% of West Penn's total MWh sales. The decrease to regulated revenues was offset in part by colder winter weather in 1999, which led to increased residential kilowatt-hour (kWh) sales and revenues. Utility regulated revenues in 1998 included a $25.1 million rate refund, pursuant to the terms of the Pennsylvania restructuring settlement agreement. Excluding this rate decrease, utility regulated revenues increased $23.3 million in 1998, primarily due to increased kWh sales to commercial and industrial customers. The increase in 1998 was also due to an increase in the number of customers.

Utility choice revenues for 1999 represent transmission and distribution revenues from West Penn franchised customers (customers in West Penn's territory) who chose another supplier to provide their energy needs. In 1999, less than 2% of West Penn's customers chose alternate energy suppliers. The Company's nonutility supply business had the primary objective of selling the output from the two-thirds of West Penn's generation that had been freed up

                                                        Allegheny Energy, Inc.


by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania.

In 1998 and 1997, the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot program that began November 1, 1997, and continued through December 31, 1998, and were required to buy energy from an alternate supplier. To assure participation in the pilot program, pilot participants received an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the Pennsylvania PUC was artificially high to encourage customer shopping, and, as a result, West Penn incurred a revenue loss of $8.6 million for the pilot. The Pennsylvania PUC has approved West Penn's pilot compliance filing and thus has indicated its intent to treat the revenue loss as a regulatory asset.

On August 7, 1998, the Virginia State Corporation Commission (Virginia SCC) approved an agreement reached between Potomac Edison and the Staff of the Virginia SCC which reduced base rates for Virginia customers beginning September 1, 1998, by about $2.5 million annually. The review of rates was required by an annual information filing in Virginia.

On February 25, 1999, the Virginia SCC approved Potomac Edison's rate reduction request, which decreased the fuel portion of Virginia customers' bills by approximately 7.6% (a decrease in annual fuel revenue of about $2.2 million). The decrease is primarily due to refunding a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. The new rates were effective with bills rendered on or after March 9, 1999.

On May 21, 1999, the Virginia SCC approved an agreement reached between Potomac Edison and the staff of the Virginia SCC which reduced base rates for Virginia customers effective June 1, 1999, by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

On February 26, 1999, the W.Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for Potomac Edison and Monongahela Power to be effective July 1, 1999, through June 30, 2000. The parties have exchanged proposals which continue to be discussed. If an agreement is not reached, the proposed fuel rates which would increase Monongahela Power's fuel rates by $10.9 million and decrease Potomac Edison's fuel rates by $8.0 million will become effective March 15, 2000.

On November 8, 1999, Potomac Edison filed with the Maryland PSC a request to decrease the fuel portion of Maryland customers' bills by about $6.4 million annually. The requested decrease is primarily due to greater efficiencies, lower fuel costs, and increased nonaffiliated generation and transmission sales. The new fuel rates were effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC.

On October 27, 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates $13 million in 1999, will increase its rates an additional $13

                                                        Allegheny Energy, Inc.


million in 2000, and an additional increase of $13 million will go into effect in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999 through 2001 time frame results in a pre-tax income reduction of $12 million in 1999, $21 million in 2000, and $19 million in 2001. Also, Potomac Edison will share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999 and 2000. This sharing will occur through an annual true-up. Potomac Edison's 1999 revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity.

Utility-related revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which are still applicable in all Company jurisdictions served, except for Pennsylvania. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction will also cease to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Changes in fuel revenues in jurisdictions for which a fuel clause continues to exist have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses.

Effective May 1, 1997, as a result of the Customer Choice Act, West Penn obtained Pennsylvania PUC authorization to set its fuel clause to zero and to roll its then-applicable fuel clause rates into base rates. Thereafter, West Penn assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power. Effective July 1, 2000, Potomac Edison will assume similar risks and benefits for its Maryland jurisdiction.

The 1999 decrease in revenues from utility bulk power was due to the movement of generation available for sale from regulated utility to nonutility. The 1998 increase in revenues from utility bulk power and transmission and other energy services sales was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. In 1998, revenues from utility transmission and other energy services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were approved by the Federal Energy Regulatory Commission (FERC). A provision for these rate reductions was recorded in 1998, with the revenues refunded to customers in the first quarter of 1999.

Revenues from utility operations transmission and other energy services in 1998 increased, despite decreased transmission services activity. The increase in revenues was due in part to transmission services reservation charges paid to the Company by others for the right to transmit energy.

In June and July 1999 and June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, generation unit

                                                        Allegheny Energy, Inc.


outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of $25 to $40 per MWh to as high as $3,500 to $7,000 per MWh. The potential exists for such volatility to significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, the open commitments which exist at such times, and whether the effects of such transactions by the Company's utility subsidiaries are included in fuel or energy cost recovery clauses in their respective jurisdictions. The effect of such price volatility in June and July of 1998 differed between the Company's utility and nonutility subsidiaries, but was insignificant in total. The effect in 1999 was to measurably increase earnings in total for the Company even though individual subsidiary experiences were again diverse.

Nonutility revenues have increased primarily because of bulk power sales to nonaffiliated companies and new sales in Pennsylvania's competitive marketplace. The Company's supply business officially began supplying unregulated electricity to retail customers in Pennsylvania and wholesale customers throughout eastern North America on January 1, 1999. Allegheny Energy Supply also engages in other transactions in the unregulated marketplace to sell electricity to both wholesale and retail customers.

The elimination (see page 32) between utility and nonutility revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

See Note B to the consolidated financial statements for information regarding the Competitive Transition Charge.

OPERATING EXPENSES

Fuel expenses for 1999, 1998, and 1997 were as follows:

Fuel expenses

(Millions of dollars)            1999       1998       1997
-------------------------------------------------------------
Utility operations             $ 355.5     $545.4     $535.7
Nonutility operations            180.2       21.1       24.2
-------------------------------------------------------------

  Total fuel expenses          $ 535.7     $566.5     $559.9
-------------------------------------------------------------




Total fuel expenses decreased 5% in 1999 due to a 7% decrease in average fuel prices offset by a 2% increase related to kWhs generated. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility operations in 1999 were due to the fuel expenses associated with the two-thirds of West Penn's freed up generation being marketed as part of nonutility operations.

                                                        Allegheny Energy, Inc.




Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA and consists of the following items:


PURCHASED POWER AND EXCHANGES, NET

(Millions of dollars)                                     1999       1998      1997
------------------------------------------------------------------------------------
Utility operations:
  Purchased power:
    From PURPA generation*                              $ 104.1     $129.0    $134.8
    Other                                                 395.8       50.0      41.2
------------------------------------------------------------------------------------

      Total purchased power for utility operations        499.9      179.0     176.0
  Power exchanges, net                                     (2.6)       (.7)       .3
Nonutility operations purchased power                     390.1      210.5      43.5
Elimination                                              (356.0)
------------------------------------------------------------------------------------
  Purchased power and exchanges, net                    $ 531.4     $388.8    $219.8
------------------------------------------------------------------------------------
*PURPA cost (cents per kWh)                                .048       .054      .056



Utility purchased power from PURPA generation decreased $24.9 million in 1999. This decrease reflects a $11.1 million reduction related to West Penn's purchase commitment at costs in excess of the market value of the AES Beaver Valley PURPA contract. This reduction reflects the amortization of the adverse purchased power commitment reserve recorded in 1998, which is net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania. The decrease in purchased power also includes a $12.5 million reduction in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The decrease in utility purchased power from PURPA generation in 1998 was due primarily to reduced generation at hydroelectric plants due to river flow. PURPA purchased power costs may be reduced by $197 million during the period 1999 through 2016 related to the AES Beaver Valley contract as a result of the 1998 extraordinary charge. See Notes B and C to the consolidated financial statements for further information.

The increase in other utility operations purchased power in 1999 was due primarily to West Penn's purchase of power from its nonutility affiliate, Allegheny Energy Supply, in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier, but who elected not to do so. The increase in other utility operations purchased power in 1998 resulted primarily from increased purchases for sales.

An increase in market prices caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 also contributed to the increase.

                                                        Allegheny Energy, Inc.




The increase in nonutility purchases in 1999 was due to increased purchases for sale to its utility affiliate and to take advantage of transaction opportunities in the market. The increase in nonutility purchases in 1998 was due primarily to an increase in volume attributable to AYP Energy's increased participation in the market.

The elimination as shown on page 34 between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

The AES Warrior Run PURPA cogeneration contract in Potomac Edison's Maryland service territory will increase the cost of power purchases by about $60 million annually. Commencement of operation was scheduled for October 1999. Pre-commencement testing is not completed. Although AES Warrior Run has until October 1, 2000, to complete pre-commencement testing, it is anticipated that it will be in commercial operation in the first quarter of 2000. The Maryland PSC has approved Potomac Edison's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. See Sales and Revenues starting on page 32 for more information on the settlement agreement.

Other operation expenses for 1999, 1998, and 1997 were as follows:

OTHER OPERATION EXPENSES

(Millions of dollars)                 1999       1998       1997
-----------------------------------------------------------------
Utility operations                   $346.7     $319.2     $292.3
Nonutility operations                  72.4       18.2       16.7
Elimination                           (29.7)
-----------------------------------------------------------------

Total other operation expenses       $389.4     $337.4     $309.0
-----------------------------------------------------------------




The increase in total other operation expenses in 1999 of $52.0 million was due primarily to recording $19.7 million in merger-related costs previously deferred and $16.2 million related to a pumped-storage generation project no longer considered useful, increases in salaries and wages of $8.0 million, $5.0 million for costs associated with settling litigation concerning a PURPA project, and increased allowances for uncollectible accounts of $2.1 million. The increase in utility other operation expenses in 1998 was due primarily to increased expenses related to competition and the Pennsylvania restructuring order ($24.3 million). See Note B to the consolidated financial statements for additional information related to Pennsylvania restructuring. Nonutility other operation expenses reflect increased business activity.

The elimination between utility and nonutility operation expenses is primarily to remove the effect of affiliated transmission purchases.

Maintenance expenses for 1999, 1998, and 1997 were as follows:

                                                        Allegheny Energy, Inc.




MAINTENANCE EXPENSES

(Millions of dollars)           1999       1998       1997
-----------------------------------------------------------
Utility operations             $182.6     $212.3     $227.1
Nonutility operations            40.9        5.3        3.5
-----------------------------------------------------------
Total maintenance expenses     $223.5     $217.6     $230.6
-----------------------------------------------------------



Total maintenance expenses increased $5.9 million in 1999 due primarily to increased maintenance and renovations of general plant structures of $5.1 million. The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the two-thirds of West Penn generation which is now deregulated and being classified as nonutility maintenance. The decrease in utility maintenance in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company postponed these expenses primarily by extending the time between maintenance outages and experienced no measurable effect on system performance. The increase in nonutility maintenance expense in 1998 was primarily related to a 1998 planned outage for maintenance of Unit No. 1 of the Fort Martin Power Station.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system and general plant, and to reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expenses result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Depreciation and amortization expenses for 1999, 1998, and 1997 were as follows:

DEPRECIATION AND AMORTIZATION EXPENSES

(Millions of dollars)                             1999       1998       1997
-----------------------------------------------------------------------------
Utility operations                               $198.0     $264.6     $259.1
Nonutility operations                              59.5        5.8        6.6
-----------------------------------------------------------------------------
Total depreciation and amortization expenses     $257.5     $270.4     $265.7
-----------------------------------------------------------------------------



Total depreciation and amortization expenses in 1999 decreased $12.9 million due primarily to a $24.6 million reduction related to a 1998 write-down of

                                                        Allegheny Energy, Inc.


West Penn's share of costs in excess of the fair value of the Allegheny Generating Company (AGC) pumped-storage project. Depreciation expense will be reduced $234 million during the period 1999 through 2016 from the historical depreciation amounts as a result of the AGC plant impairment charge recorded as an extraordinary charge in 1998 by West Penn. Absent this decrease, depreciation expense would have risen due to increased investment.

Higher utility depreciation in 1998 resulted from increased investment.
In 1999, utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of West Penn's generation transferred from utility operations to nonutility operations.

Taxes other than income taxes for 1999, 1998, and 1997 were as follows:

TAXES OTHER THAN INCOME TAXES

(Millions of dollars)                    1999       1998       1997
--------------------------------------------------------------------
Utility operations                      $157.9     $187.7     $181.4
Nonutility operations                     32.4        6.9        5.6
--------------------------------------------------------------------
Total taxes other than income taxes     $190.3     $194.6     $187.0
--------------------------------------------------------------------



Total taxes other than income taxes decreased $4.3 million in 1999 primarily due to an adjustment which increased 1998's West Virginia Business and Occupation Taxes by $1.4 million related to a previous period, lower capital stock taxes relating to the 1998 asset write-down as a result of Pennsylvania restructuring, and decreased gross receipts taxes, partially offset by higher FICA taxes. The increase in total taxes other than income taxes in 1998 was due primarily to increased West Virginia Business and Occupation Taxes resulting from an adjustment for a prior period and increased property taxes. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of West Penn's generation transferred from utility operations to nonutility operations.

The 1999 decrease in federal and state income taxes of $4.0 million was primarily due to tax benefits related to plant removal costs, offset in part by increased taxable income.

Note G to the consolidated financial statements provides a further analysis of income tax expenses.

The increase in allowance for borrowed funds used during construction of $1.6 million in 1999 reflects an increase in construction activity financed by short-term debt. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decrease in allowance for other than borrowed funds used during construction of $2.8 million in 1998 reflects lower-cost short-term debt financing. The decrease also reflects adjustments of prior periods.

                                                        Allegheny Energy, Inc.




The decrease in other income, net, of $6.6 million in 1999, was primarily due to a $4.3 million insurance settlement received in 1998. The decrease in other income, net, of $9.8 million in 1998, was primarily due to 1997 increases for an interest refund on a tax-related contract settlement ($8.3 million after taxes) and income on the sale of land ($2.8 million after taxes) offset in part by a $4.3 million insurance settlement received in 1998.

Interest on long-term debt and other interest for 1999, 1998, and 1997 were as follows:

INTEREST EXPENSE

(Millions of dollars)                    1999       1998       1997
--------------------------------------------------------------------
Interest on long-term debt:
  Utility operations                    $126.0     $151.0     $162.8
  Nonutility operations                   29.2       10.1       10.8
--------------------------------------------------------------------
    Total interest on long-term debt     155.2      161.1      173.6
--------------------------------------------------------------------
Other interest:
  Utility operations                      27.9       19.4       14.4
  Nonutility operations                    3.7
--------------------------------------------------------------------
    Total other interest                  31.6       19.4       14.4
--------------------------------------------------------------------

      Total interest expense            $186.8     $180.5     $188.0
--------------------------------------------------------------------



The decrease in total interest on long-term debt in 1999 of $5.9 million and in 1998 of $12.5 million resulted from reduced average long-term debt outstanding and, in 1998, also from lower interest rates.

Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $12.2 million in 1999 resulted primarily from the increase in short-term debt outstanding in conjunction with the repurchase of the Company's common stock that began in the first quarter of 1999.

Dividends on the preferred stock of the subsidiaries decreased due to the redemption by Potomac Edison and West Penn of their cumulative preferred stock on September 30, 1999, and July 15, 1999, respectively.

The redemption premiums on preferred stock of the subsidiaries represents the premiums paid by Potomac Edison and West Penn to retire their cumulative preferred stock.

                                                        Allegheny Energy, Inc.




The extraordinary charge in 1999 of $43.9 million ($27.0 million after taxes) was required to reflect a write-off of $26.9 million ($17.0 million after taxes) of certain disallowances in the Maryland PSC's December 1999 order and $17.0 million ($10.0 million after taxes) for the difference between the reacquisition price and the net carrying amount of first mortgage bonds repurchased with proceeds from the sale of transition bonds as a result of the deregulation process in Pennsylvania. The extraordinary charge in 1998 of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May and November 1998 orders. See Notes B, C, and F to the consolidated financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for their construction programs, the companies have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Capital expenditures, primarily construction, of all of the subsidiaries in 1999 were $413 million and, for 2000 and 2001, are estimated at $419 million and $431 million, respectively. In addition, in 1999 Monongahela Power acquired the assets of West Virginia Power for approximately $95 million, and, in 2000, Monongahela Power also plans to purchase Mountaineer Gas Company for approximately $323 million (which includes the assumption of approximately $100 million in existing debt). The 2000 and 2001 estimated expenditures include $115 million and $136 million, respectively, for construction of environmental control technology. Future nonutility construction expenditures will reflect additions of generating capacity to sell into deregulated markets. It is the Company's goal to constrain future utility construction spending to the approximate level of depreciation currently in rates. As described under Environmental Issues starting on page 40, the subsidiaries could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the regulated utility subsidiaries can continue to meet the majority of their construction needs with internally generated cash is largely dependent upon the outcome of these issues. The subsidiaries also have additional capital requirements for debt maturities (see Note M to the consolidated financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $415 million in 1999, compared with $381 million in 1998. Current rate levels and reduced levels of construction expenditures permitted

                                                        Allegheny Energy, Inc.


the utility subsidiaries to finance all of their construction expenditures in 1999 and 1998 with internal cash flow.

Dividends paid on common stock in each of the years 1999 and 1998 were $1.72 per share. The dividend payout ratio in 1999 of 64.6%, excluding the extraordinary and other charges, decreased from the 73.5% ratio in 1998, excluding the extraordinary charge and the Pennsylvania settlement costs.

Financing The Company did not issue any common stock in 1999 or 1998. The Company began a stock repurchase program in 1999 to repurchase common stock worth up to $500 million from time to time at price levels the Company deems attractive. The Company repurchased 12 million shares of its common stock in 1999 at an aggregate cost of $398.4 million (an average cost of $33.20 per share). The shares for its Dividend Reinvestment and Stock Purchase Plan, Employee Stock Ownership and Savings Plan, Restricted Stock Plan for Outside Directors, and Performance Share Plan were purchased on the open market.

Short-term debt is used to meet temporary cash needs and increased $382.3 million to $641.1 million in 1999. At December 31, 1999, unused lines of credit with banks were $435 million.

The Company and its subsidiaries anticipate meeting their 2000 cash needs through internal cash generation, cash on hand, short-term borrowings as necessary, external financings, and by issuing debt to refinance maturing first mortgage bonds. In 1999, West Penn issued $600 million of transition bonds with varying average lives ranging from one to eight years with a weighted average cost of 6.887% to "securitize" transition costs related to its restructuring settlement described in Note B to the consolidated financial statements. During 1999, West Penn reacquired all of its outstanding $525 million of first mortgage bonds.

West Penn called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84-million five-year unsecured medium-term notes issued in the second quarter at a 6.375% coupon rate. Potomac Edison called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $.5 million on September 30, 1999, with funds on hand. The redemption of the preferred stock allowed West Penn to revise its Articles of Incorporation, providing greater financial flexibility in restructuring debt. Potomac Edison also plans to revise its Articles of Incorporation.

In April 1999, Monongahela Power, Potomac Edison, and West Penn issued $7.7 million, $9.3 million, and $13.83 million, respectively, of 5.50% 30-year pollution control revenue notes to Pleasants County, West Virginia. In December 1999, Monongahela Power issued $110 million of 7.36% unsecured medium-term notes, due in January 2010, in part to finance the purchase of West Virginia Power.

                                                        Allegheny Energy, Inc.



In October 1999, AYP Energy prepaid $30 million of its bank loan, reducing the obligation from $160 million to $130 million. In December 1999, the $130 million debt obligation was assigned to Allegheny Energy Supply.

The Company's and West Penn's aggregate limit of short-term debt financing was increased in accordance with SEC authorization on May 19, 1999, and October 8, 1999, respectively. The Company's limit increased from $400 million to $750 million through December 31, 2007, to enhance its ability to participate in evolving energy markets resulting from deregulation and, upon application and approval, to support acquisition and diversification plans. West Penn's limit increased from $182 million to $500 million through December 31, 2001, related to meeting the requirements of restructuring in Pennsylvania.

The long-term debt due within one year at December 31, 1999, of $189.7 million represents $65 million of Monongahela Power 5-5/8% first mortgage bonds due April 1, 2000, $75 million of Potomac Edison 5-7/8% first mortgage bonds due March 1, 2000, and $49.7 million of West Penn Funding, LLC, transition bonds due on various dates. The transition bonds are supported by an Intangible Transition Charge (ITC) that replaces a portion of the Competitive Transition Charge customers pay. The proceeds from the ITC will be used to pay the principal and interest on these transition bonds, as well as other associated expenses.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee, where it will be considered in 2000.

In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The five states in which the Company's utility operating companies serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Ohio, and Virginia passed legislation in 1999 to implement retail choice. West Virginia continues to actively study

                                                        Allegheny Energy, Inc.


this issue. On December 23, 1999, the Maryland PSC approved a settlement agreement for Potomac Edison to implement generation competition in Maryland.

Activities at the Federal Level The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in 2000.

Maryland Activities On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market, beginning July 1, 2000. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Maryland PSC on May 3, 1999, and legislative-style hearings were held last summer on the reports. The Company filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates, and a consensus settlement agreement was achieved with no protest by any of the parties participating in the negotiations. The agreement was filed on September 23, 1999, and a hearing before the Commission was held on October 14, 1999. On December 23, 1999, the Maryland PSC issued an order approving the settlement. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to an affiliate under Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is due by July 1, 2000.

See Note B to the consolidated financial statements for additional information related to Maryland restructuring.

Ohio Activities On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their

                                                        Allegheny Energy, Inc.



electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio PUC). On January 3, 2000, Monongahela Power filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on Monongahela Power's transition plan filing and issue a decision by October 2000.

The Ohio legislation stipulates that an entity independent of the utilities shall own or control transmission facilities after the start of competitive retail electric service on January 1, 2001, but not later than December 31, 2003. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources.

Pennsylvania Activities In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric industry to create retail access to a competitive electric energy supply market. Approximately 45% of the Company's retail revenues were from its Pennsylvania subsidiary, West Penn. On May 29, 1998 (as amended on November 19, 1998), the Pennsylvania PUC granted final approval to West Penn's restructuring plan. As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. Two-thirds of all retail customers had a choice throughout 1999, the first year of retail choice following a pilot program. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. However, for the Company, only about 12,700 of its 656,000 Pennsylvania customers eligible to shop in 1999 have chosen an alternate energy supplier. The Company has retained about 98% of its Pennsylvania customers through December 31, 1999. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania. See Notes B and C to the consolidated financial statements for additional information related to Pennsylvania restructuring.

Virginia Activities On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act to oversee the implementation of customer choice, held hearings in the summer and fall of 1999 on a number of issues concerning the implementation of retail competition in Virginia. Parties have also been working with the Virginia SCC Staff to develop the

                                                        Allegheny Energy, Inc.


rules governing the proposed retail pilot programs of other utilities in the state.

West Virginia Activities

In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The W.Va. PSC on December 20, 1999, released for comment and hearings a modified version of a proposal submitted by members of the Task Force, including Monongahela Power and Potomac Edison, following the August 1999 hearings that could open full retail competition as early as January 1, 2001. The production of power would be deregulated and electricity rates would be frozen for four years with rates gradually transitioning to market rates over the six years thereafter. After hearings in January 2000, the W.Va. PSC submitted a restructuring plan endorsed by members of the Task Force, including Monongahela Power and Potomac Edison, to the Legislature for approval.

Accounting for the Effects of Price Deregulation In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in Pennsylvania and Maryland. The legislation passed in Ohio and Virginia established definitive processes for transition to deregulation and market-based pricing for electric generation. However, the deregulation plans and their terms in Ohio and Virginia will not be known until relevant regulatory proceedings are complete and final orders are received. The Company is unable to predict the effect of discontinuing SFAS No. 71 in Ohio and Virginia, but it may be required to write off unrecoverable regulatory assets, impaired assets, and uneconomic commitments. Also, the Company is unable to predict the outcome of the deregulation process in West Virginia until further actions are taken by the Legislature and the W.Va. PSC.

Environmental Issues In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990 (CAAA) have been incurred and are included in the cost of the related generation facilities. The Company

                                                        Allegheny Energy, Inc.


estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II emission limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region
(OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the subsidiaries' generating stations located in Maryland and Pennsylvania were required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be superceded by the proposed NOx State Implementation Plan (SIP) call rule discussed below. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania and Maryland promulgated regulations to implement Phase II of the MOU in November 1997 and May 1998, respectively. However, as a result of litigation, the Maryland regulation was revised to postpone compliance to May 2000.

The Ozone Transport Assessment Group issued its final report in June 1997 and recommended that the Environmental Protection Agency (EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of an 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of the subsidiaries' power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations.

In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call. In May 1999, the EPA issued a technical approval of the petition and, in December 1999, granted

                                                        Allegheny Energy, Inc.


final approval of four of the petitions. The Section 126 petition rulemaking is also under litigation.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. However, the revised standards were legally challenged, and, in May 1999, the District of Columbia Circuit Court of Appeals remanded the revised standards back to the EPA for further consideration. Also, in May 1999, the EPA promulgated final regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If eventually upheld in court, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from the subsidiaries' facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP call rule, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process. Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 2000 through 2003 period. The Company's construction forecast includes the expenditure of $358 million of capital costs during the 2000 through 2003 period to comply with the SIP call. In addition, $12 million was spent in 1999.

Global climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases
(GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which would require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008 through 2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the United States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the United States' CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants. The Company has taken numerous voluntary, precautionary steps to address the issue of global climate change.

Many uncertainties remain in the global climate change debate, including the relative contributions of human activities and natural processes, the extremely high potential costs of extensive mitigation efforts, and the significant economic and social disruptions which may result from a large-

                                                        Allegheny Energy, Inc.


scale reduction in the use of fossil fuels. The Company will continue to explore cost-effective opportunities to improve efficiency and performance.

The Company actively participates in climate-related research programs and is responsive to the voluntary guidelines suggested in the national Energy Policy Act of 1992, under Section 1605(b), directed toward reducing, controlling, avoiding, and sequestering greenhouse gases. The Company has taken many concrete steps to reduce greenhouse gases and help stimulate a business climate that encourages improved efficiency, performance, electrical loss reductions, and cost-effectiveness.

The EPA had identified Monongahela Power, Potomac Edison, and West Penn as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position (see Note P to the consolidated financial statements for additional information).

On Earth Day 1997, President Clinton announced the expansion of the federal Emergency Planning and Community Right-to-Know Act (RTK) reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of RTK is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Company joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the Company's releases were provided to the news media in the Company's service area and posted on the Company's web site. The Company filed its first RTK-related report with the EPA in advance of the July 1, 1999, deadline, reporting 18 million pounds of total releases for calendar year 1998.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company and/or its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply, Monongahela Power, and Potomac Edison. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, the Company and its subsidiaries are not able to determine what effect,

                                                        Allegheny Energy, Inc.


if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

Regional Transmission Organization In adopting its Rule 2000, the FERC defined requirements for transmission facility owners to participate in some form of Regional Transmission Organization. Additionally, the state jurisdictions within which the Company operates have, to different degrees, started to define their transition to a competitive marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient. The nature of this issue is at least regional in scope. As a result, any solution will need to be one that satisfies a diverse group of stakeholders. The Company has actively participated in this debate and continues to evaluate the available options to provide its customers with the most reliable, cost-effective service while maintaining a clear focus on the financial interests of its shareholders.

Energy Risk Management The Company is exposed through one of its nonutility subsidiaries, Allegheny Energy Supply, to a variety of commodity-driven risks associated with energy trading activities. Market risk arises from the potential for changes in the value of energy related to price and volatility of the market. These risks are reduced by using the Company's generation assets to back positions on physical transactions. Credit risk represents the potential loss that the Company would incur as a result of non-performance by counterparties in honoring their contractual commitments. These risks can influence earnings, cash flows, and the ability to provide value to shareholders.

The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. An independent risk management function is responsible for insuring compliance with the Policy. A value at risk model is used to measure the market exposure resulting from trading activities. Value at risk is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The credit standing of counterparties is established through the evaluation of the prospective counterparty's financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements which facilitate the netting of cash flows associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Company's Energy Risk Control Policy.

Fort Martin Power Station Unit No. 1, a stand-alone unit owned by an unregulated subsidiary, AYP Energy, was transferred to Allegheny Energy Supply. Transfer of this generation asset mitigates the trading risk that exists with a single generating unit.

                                                        Allegheny Energy, Inc.



Derivative Instruments and Hedging Activities In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will be required to recognize derivatives as defined by SFAS No. 133 on the balance sheet at fair value. The Company is evaluating the effect of adopting SFAS No. 133 on its results of operations and financial position which will be completed during the year 2000. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument meets the requirements for designation as a hedge. The Company expects to adopt SFAS No. 133 no later than January 1, 2001.

                                                    Monongahela Power Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by Monongahela Power Company (the Company), and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative and regulatory environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

Business Strategy

A component of the deregulation plans sponsored by the Company in West Virginia and Ohio is the authority to transfer electric generation assets at net book value to an unregulated affiliate. Subject to the approval of the deregulation plans by the West Virginia legislature and the Public Utilities Commission of Ohio (Ohio PUC), the Company plans to transfer its generation assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy Supply is a subsidiary of Allegheny Energy, Inc. (Allegheny Energy), the Company's Parent.

The settlement agreement in Pennsylvania permitted the Company's affiliate, West Penn Power Company (West Penn), to transfer 3,778 megawatts (MW) of generating capacity at net book value to Allegheny Energy Supply in 1999.
The recent settlement in Maryland will allow approximately 1,300 MW of additional generating capacity to be transferred at net book value in 2000. Allegheny Energy is seeking to transfer the remaining generating assets in Ohio, Virginia, and West Virginia to its unregulated subsidiary at book value in deregulation proceedings in these jurisdictions. The unregulated electric supply is being sold in both the wholesale and retail competitive marketplaces, allowing greater earnings growth potential, subject to market risk, while allowing Allegheny Energy to capitalize on its strengths in the generation business.

Following the transfer of generation assets to Allegheny Energy
Supply, the Company will be part of Allegheny Energy's delivery business (wires and

                                                    Monongahela Power Company

pipes). The delivery business will remain an important part of Allegheny Energy's business which Allegheny Energy plans to expand.



SIGNIFICANT EVENTS IN 1999, 1998, AND 1997

Acquisitions

In December 1999, the Company purchased from UtiliCorp United
Inc. headquartered in Kansas City, Missouri, the assets of West Virginia Power, an electric and natural gas distribution company located adjacent to the Company's service territory in southern West Virginia, for approximately $95 million. As part of the transaction, the Company signed a 20-year option agreement with UtiliCorp United's subsidiary, Aquila Energy, for gas supply to the Company. Electricity is being supplied under an existing contract with American Electric Power until December 31, 2001, and thereafter will be supplied from the existing generation of Allegheny Energy or from the market. Consumers will benefit from a six-year freeze of natural gas base rates and a three-year freeze of electric rates, with a reduction in electric rates in 2003 to rates now offered by the Company. The acquisition included
26,000 electric and 24,000 natural gas customers, 1,989 miles of electric distribution lines, 670 miles of gas pipelines, and 1,360 square miles of electric and 500 square miles of gas service territory. West Virginia Power had approximately 120 employees.

In conjunction with the acquisition of West Virginia Power's assets, Allegheny Energy purchased for $2.1 million the assets of a heating, ventilation, and air conditioning business with approximately 10,000 customers and 52 employees.

The Company also plans to purchase Mountaineer Gas Company, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America for $323 million (which includes the assumption of approximately $100 million in existing debt). The planned acquisition also includes the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. Mountaineer Gas has 490 employees, approximately 200,000 residential, commercial, and industrial gas customers, 3,926 miles of gas pipeline, and 11.7 billion cubic feet of gas storage. The completion of the transaction is conditioned upon, among other things, the approvals of the Public Service Commission of West Virginia (W.VA. PSC) and the Securities and Exchange Commission
(SEC). The companies anticipate that regulatory approval could be received by mid-2000.

PURPA Power Project Termination

In 1999, the Company settled for $2.3 million litigation by a developer alleging failure by the Company to comply with the Public Utility Regulatory Policies Act of 1978 (PURPA) regulations.

                                                    Monongahela Power Company




Electric Industry Restructuring

See Electric Energy Competition on page 8 for ongoing information regarding electric industry restructuring.





REVIEW OF OPERATIONS

Earnings Summary

(Millions of Dollars)                         1999     1998     1997
Net Income...............................     $92.3    $82.4    $80.5

The increase in 1999 earnings resulted, in part, from increased retail kilowatt-hour (kWh) sales, including increased sales to residential customers due to winter weather that was cooler than the relatively warm winter of 1998, as measured by heating degree days. The increase is also due to a 1999 decrease in federal and state income taxes of $9.0 million primarily due to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, and to a net change in income tax provisions related to prior years. The 1998 increase in earnings resulted from increased kWh sales to commercial and industrial customers and from reduced power station operations and maintenance spending.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1999 and 1998 by major retail customer classes were:

                                  1999   vs. 1998         1998   vs. 1997
                                 Revenues      kWh       Revenues      kWh

Residential.................     4.9%        4.6%        0.5%       (0.3)%
Commercial..................     2.8         2.2         6.4         5.8
Industrial..................     4.4         4.1         6.0         5.5
  Total.....................     4.2%        3.8%        4.0%        4.0 %

The 1999 increase in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions, and to a lesser extent, growth in the number of customers. Colder winter weather in 1999 led to the increased residential KWh sales and revenues. The growth in the number of residential customers was
 .8% and .6% in 1999 and 1998, respectively.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 2.2% and 5.8% increases in 1999 and 1998, respectively, reflect growth in the number of customers and increased usage. The increase in industrial kWh sales in 1999 was due to increased kWh sales to iron and steel customers and to paper and printing product customers. The increase in industrial kWh sales in 1998 was primarily due to increased sales

                                                    Monongahela Power Company

to one of the Company's customers who switched an additional portion of their load requirements to the Company in September 1997.

On February 26, 1999, the W.Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and its affiliate, The Potomac Edison Company, to
be effective July 1, 1999, through June 30, 2000.   The parties
have exchanged proposals which continue to be discussed. If an agreement is not reached, the proposed fuel rates which would increase the Company's fuel rates by $10.9 million will become effective March 15, 2000.

Changes in revenues from retail customers resulted from the following:

                                              Changes from Prior Year
(Millions of Dollars)                      1999 vs. 1998   1998 vs. 1997

Fuel clauses...............................     $ 9.4           $11.8
All other..................................      13.2             8.7
  Net change in retail revenues............     $22.6           $20.5

Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses. The Company expects that the fuel clause rates in Ohio and West Virginia will cease as these states implement customer choice. The Company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increases in 1999 and 1998 all other retail revenues were primarily the result of increased customer usage and growth in the number of customers.

Wholesale and other revenues were as follows:

(Millions of Dollars)                       1999        1998       1997

Wholesale customers......................  $ 4.6       $ 5.2       $ 4.9
Affiliated companies.....................   84.7        77.3        83.6
Street lighting and other................    6.9         6.9         7.1
  Total wholesale and other revenues.....  $96.2       $89.4       $95.6


Wholesale customers are cooperatives and municipalities that own their distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission

                                                    Monongahela Power Company

services. All of the Company's wholesale customers have signed contracts to remain as customers until November 30, 2003.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The 1999 increase of $7.4 million in affiliated revenues was due to increased energy sales to affiliates. As a result of increased generation at one of the Company's power stations in 1999, the Company had more generation available for sale after meeting the needs of its regular customers. Some of this excess generation was sold to affiliates to meet their needs. The affiliated revenue decrease in 1998 resulted primarily from decreased generating capacity sales.

Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales for 1999, 1998, and 1997 were as follows:

                                             1999        1998       1997
KWh Transactions (in billions):
  Bulk power...............................    .2          .3         .3
  Transmission and other energy services
    to nonaffiliated companies.............   2.1         1.9        3.0
      Total................................   2.3         2.2        3.3
Revenues (in millions):
  Bulk power............................... $ 6.6       $ 8.5      $ 7.3
  Transmission and other energy services
    to nonaffiliated companies.............  12.0        11.3       10.0
      Total................................ $18.6       $19.8      $17.3

Revenues from bulk power transactions decreased in 1999 due to decreased sales to power marketers and other utilities. The 1998 increase in revenues from bulk power was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy.

Revenues from transmission and other energy services in 1999 and 1998 increased $.7 million and $1.3 million, respectively. Revenues from transmission and other energy services increased in 1999 due primarily to increased megawatt-hours (MWh) transmitted. The increase in 1998 revenues, despite decreased transmission services activity, was due to transmission services' reservation charges paid to the Company by others for the right to transmit energy. Transmission services activity was affected as a result of some of the reservations to transmit energy not being used. In 1998, revenues from transmission and other energy services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were approved by the FERC. A provision of $1.7 million for these rate reductions was recorded in 1998, with revenues refunded to customers in the first quarter of 1999.

In June and July 1999 and June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the

                                                    Monongahela Power Company

wholesale level.  These events included
extremely hot weather, generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of $25 to $40 per MWh to as high as $3,500 to $7,000 per MWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be positive or negative, depending on whether the Company is a net buyer or seller of electricity during such periods. The effect of such price volatility in June and July of 1999 and 1998 was insignificant to the Company because changes are passed through to customers through operation of fuel clauses. The Company expects that the fuel clause rates in Ohio and West Virginia will cease as these states implement customer choice. The company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

Operating Expenses

Fuel expenses increased .9% in 1999 due to an 8.9% increase related to kWhs generated, offset in part by an 8% decrease in average fuel prices. The increase in kWhs generated was to meet retail customer requirements and increased sales to affiliates. The decrease in average fuel prices was due to renegotiated fuel contracts. The 1.9% increase in fuel expenses in 1998 was due primarily to an increase in kWhs generated.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the PURPA, capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                        1999        1998      1997

Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*................   $65.1       $65.5    $69.8
    Other.................................    15.1        11.6      9.6
  Power exchanges, net....................     (.6)        (.2)      .1
Affiliated transactions:
  AGC capacity charges....................    19.1        18.4     18.5
  Energy and spinning reserve charges.....      .1          .3       .3
    Purchased power and exchanges, net....   $98.8       $95.6    $98.3

*PURPA cost (cents per kWh)                     .052        .051     .053

The decrease in purchased power from PURPA generation in 1998 was due primarily to reduced generation at hydroelectric plants due to reduced river flow. The increase in other purchased power in 1999 resulted primarily from increased purchases for sales. An increase in price caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 contributed to the 1998 increase in other purchased power costs.

                                                    Monongahela Power Company


The increase in other operation expenses of $8.0 million in 1999 resulted primarily from a write-off of $4.2 million of costs related to a pumped-storage generation project no longer considered useful, $2.3 million of costs associated with settling litigation concerning a PURPA project, and increases in salaries and wages costs. The increase in other operations expenses in 1998 resulted primarily from increases in salaries and wages and employee benefits, increased property insurance expense, and an increase in expense related to Year 2000 readiness.

Maintenance expenses decreased in 1999 by $3.0 million due to decreases in transmission and distribution maintenance expenses, offset in part by increases in general plant maintenance which includes renovations of office facilities. The decrease in maintenance expenses in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company postponed these expenses primarily by extending the time between maintenance outages and experienced no measurable effect on system performance.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system and general plant, and to reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Depreciation expense in 1999 and 1998 increased $2.3 million and $2.0 million, respectively, due to increased investment.

Taxes other than income taxes decreased $1.3 million in 1999 due primarily to a 1998 adjustment to West Virginia Business and Occupation Taxes for a prior period. Taxes other than income taxes increased $6.0 million in 1998 due primarily to West Virginia Business and Occupation Taxes.

The decrease in federal and state income taxes of $9.0 million was primarily due to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, and to a net change in income tax provisions related to prior years. The 1998 increase in federal and state income taxes was primarily due to increased taxable income. Note C to the financial statements provides a further analysis of income tax expenses.

Other Income and Deductions

The decrease in other income, net, of $2.4 million in 1998 was primarily due to a 1997 interest refund on a tax-related contract settlement ($2.2 million after taxes) received by AGC, which is partly owned by the Company.

                                                   Monongahela Power Company




Interest Charges

The decrease in interest on long-term debt in 1998 of $3.7 million resulted from reduced long-term debt and lower interest rates. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives.

The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1999 were $82 million and, for 2000 and 2001, are estimated at $75 million and $72 million, respectively. In addition, in 1999 the Company acquired the assets of West
Virginia Power for approximately $95 million, and in 2000 the Company also plans to purchase Mountaineer Gas
Company for approximately $323 million (which includes the acquisition of approximately $100 million in existing debt). The 2000 and 2001 estimated expenditures include $27 million and $34 million, respectively, for construction of environmental control technology. It is the Company's goal to constrain future construction spending to the approximate level of depreciation currently in rates. As described under Environmental Issues starting on page 11, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues. The Company also has additional capital requirements for debt maturities (see Note I to the financial statements). The Company anticipates issuing new debt to replace the $65 million of long-term debt maturing in 2000.

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $86 million in 1999, compared with $108 million in 1998. The decrease in 1999 cash flows resulted from an increase in the level of common stock dividends payable to its Parent, Allegheny Energy. Current rate levels and reduced levels of construction expenditures permitted the Company to finance all of its construction expenditures in 1999 and 1998 with internal cash flow.

                                                   Monongahela Power Company




Financing

Short-term debt is used to meet temporary cash needs. Short-term debt, including notes payable to affiliates under the money pool, decreased $20.3 million to $28.7 million in 1999. At December 31, 1999, the Company had Securities and Exchange Commission
(SEC) authorization to issue up to $106 million of short-term debt. The Company and its regulated affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates meeting its 2000 cash needs through internal cash generation, cash on hand, short-term borrowings as necessary, and by issuing debt to refinance maturing first mortgage bonds.

In April 1999, the Company issued $7.7 million of 5.50% 30-year pollution control revenue notes to Pleasants County, West
Virginia.  In December 1999, the Company issued $110 million of
7.36% unsecured medium-term notes due in January 2010, in part to finance the purchase of West Virginia Power.

The Company's long-term debt due within one year at December 31, 1999 was $65 million of 5-5/8% first mortgage bonds due April 1, 2000.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading.
In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company and its parent, Allegheny Energy, have been advocates of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce
Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee, where it will be considered in 2000.

In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The Company has franchised customers in the states of West Virginia and Ohio. The five states in which the Company and its affiliates serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Ohio, and Virginia passed legislation in 1999 to implement retail choice. West Virginia continues to actively study this issue. On December 23, 1999, the Maryland PSC approved a settlement agreement for one of the Company's affiliates, The Potomac Edison Company, to implement generation competition in Maryland.

                                                   Monongahela Power Company



At this time, the Company cannot determine the effect of deregulation plans that may be approved in West Virginia and Ohio. However, the approval of deregulation plans could have a material impact on the Company regarding potential impairment of electric generation assets and the Company's ability to recover generation-related regulatory assets.

Activities at the Federal Level

The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing the PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in 2000.


Ohio Activities

On June 22, 1999, the Ohio General Assembly passed legislation to restructure the electric utility industry. The Governor of Ohio added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC. On January 3, 2000, the Company filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on the Company's transition plan filing and issue a decision by October 2000.

The Ohio legislation stipulates that an entity independent of the utilities shall own or control transmission facilities after the start of competitive retail electric service on January 1, 2001, but not later than December 31, 2003. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources.

                                                   Monongahela Power Company



West Virginia Activities

In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The W.Va. PSC on December 20, 1999, released for comment and hearings a modified version of a proposal submitted by members of the Task Force, including the Company and its affiliate, Potomac Edison, following the August 1999 hearings that could open full retail competition as early as January 1, 2001. The production of power would be deregulated and electricity rates would be frozen for four years with rates gradually transitioning to market rates over the six years thereafter. After hearings in January 2000, the W.Va. PSC submitted a restructuring plan endorsed by members of the Task Force, including the Company and Potomac Edison, to the Legislature for approval.

The status of electric energy competition in Virginia, Maryland, and Pennsylvania in which affiliates of the Company serve are as follows:

Virginia Activities

On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act to oversee the implementation of customer choice, held hearings in the summer and fall of 1999 on a number of issues concerning the implementation of retail competition in Virginia. Parties have also been working with the Virginia SCC staff to develop the rules governing the proposed retail pilot programs of other utilities in the state.

Maryland Activities

On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market beginning July 1, 2000. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Maryland PSC on May 3, 1999, and legislative-style hearings were held last summer on the reports. The Company's affiliate, Potomac Edison, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates, and a consensus settlement agreement was achieved with no protest by any of the parties participating in the negotiations. The agreement was filed on September 23, 1999, and a hearing before the Commission was held on October 14, 1999. On December 23, 1999, the Maryland PSC issued an order approving the settlement. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generation assets

                                                   Monongahela Power Company



at book value to an affiliate under Section 7-508 of the Electric
Customer Choice and Competition Act of 1999. A Maryland PSC ecision approving the transfer of the generating assets is due by July 1, 2000.

Pennsylvania Activities

In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act to restructure the electric industry to create retail access to a competitive electric energy supply market. On May 29, 1998
(as amended on November 19, 1998), the Pennsylvania Public Utility Commission granted final approval to West Penn's restructuring plan. As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. Two-thirds of all retail customers had a choice throughout 1999, the first year of retail choice following a pilot program. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. However, for West Penn, only 12,700 of its Pennsylvania customers eligible to shop in 1999 have chosen an alternate energy supplier. West Penn has retained about 98% of its Pennsylvania customers through December 31, 1999. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.


Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990
(CAAA) have been incurred and are included in the cost of the related generation facilities. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II emission limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's generating station located in Pennsylvania was required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be superceded by the proposed NOx State Implementation Plan (SIP) call rule discussed below. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania and Maryland promulgated regulations to implement Phase II of the MOU in November 1997 and May 1998, respectively. However, as

                                                   Monongahela Power Company


a result of litigation, the Maryland regulation was revised to postpone compliance to May 2000.

The Ozone Transport Assessment Group issued its final report in June 1997 and recommended that the Environmental Protection Agency (EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of an 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by
September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations.

In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call. In May 1999, the EPA issued a technical approval of the petition and, in December 1999, granted final approval of four of the petitions. The Section 126 petition rulemaking is also under litigation.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards.
Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. However, the revised standards were legally challenged, and, in May 1999, the District of Columbia Circuit Court of Appeals remanded the revised standards back to EPA for further consideration. Also, in May 1999, the EPA promulgated final regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If eventually upheld in court, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Company facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process.

                                                   Monongahela Power Company


Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 2000 through 2003 period. The Company's construction forecast includes the expenditure of $96 million of capital costs during the 2000 through 2003 period to comply with the SIP call. In addition, $3 million was spent in 1999.

Global climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which would require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008 through 2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the United States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the United States' CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants. The Company has taken numerous voluntary, precautionary steps to address the issue of global climate change.

Many uncertainties remain in the global climate change debate, including the relative contributions of human activities and natural processes, the extremely high potential costs of extensive mitigation efforts, and the significant economic and social disruptions which may result from a large-scale reduction in the use of fossil fuels. The Company will continue to explore cost-effective opportunities to improve efficiency and performance.

The Company actively participates in climate-related research programs and is responsive to the voluntary guidelines suggested in the national Energy Policy Act of 1992, under Section 1605(b), directed toward reducing, controlling, avoiding, and sequestering greenhouse gases. The Company has taken many concrete steps to reduce greenhouse gases and help stimulate a business climate that encourages improved efficiency, performance, electrical loss reductions, and cost effectiveness.

The Company previously reported that the EPA had identified the Company and its regulated utility affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs.

The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material

                                                   Monongahela Power Company


effect on its financial position (see Note L to the financial statements for additional information).

On Earth Day 1997, President Clinton announced the expansion of the federal Emergency Planning and Community Right-to-Know Act
(RTK) reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of RTK is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Allegheny Energy companies (the System) joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the System's releases were provided to the news media in the System's service area and posted on the Parent Company's web site. The System filed its first RTK-related report with the EPA in advance of the July 1, 1999, deadline, reporting 18 million pounds of total releases for calendar year 1998.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny Energy of their intent to commence civil actions against Allegheny Energy and/or its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia and is now jointly owned by the Company and its affiliates, Allegheny Energy Supply and Potomac Edison. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, Allegheny Energy and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

Regional Transmission Organization

In adopting its Rule 2000, the FERC defined requirements for transmission facility owners to participate in some form of Regional Transmission Organization. Additionally, the state jurisdictions within which the Company operates have, to different degrees, started to define their transition to a competitive marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient. The nature of this issue is at least regional in scope. As a result, any solution will need to be one that satisfies a diverse group of stakeholders. The Company has actively participated in this debate and continues to evaluate the available options to provide our customers with the most reliable, cost-effective service while maintaining a clear focus on the financial interests of our shareholders.

                                                   Monongahela Power Company


Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will be required to recognize derivatives as defined by SFAS No. 133 on the balance sheet at fair value. The Company is evaluating the impact of adopting SFAS No. 133 on its results of operations and financial position which will be completed during the year 2000. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument meets the requirements for designation as a hedge. The Company expects to adopt SFAS No. 133 no later than January 1, 2001.

                                                  The Potomac Edison Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by The Potomac Edison Company (the Company), and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative and regulatory environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

BUSINESS STRATEGY

In July 2000, the Company plans to transfer the Maryland jurisdictional portion of its electric generation assets at net book value to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), in accordance with a settlement agreement approved by the Maryland Public Service Commission (Maryland PSC). Allegheny Energy Supply is a subsidiary of Allegheny Energy, Inc. (Allegheny Energy), the Company's Parent. See Note B to the financial statements for additional information regarding the settlement agreement. The Company expects to transfer approximately 1,300 megawatts (MW) of generating capacity as of July 1, 2000. At December 31, 1999, the generation assets to be transferred had a net book value of approximately $282 million.

A component of the deregulation plans sponsored by the Company in West Virginia and Virginia is the authority to transfer the Company's remaining electric generation assets to Allegheny Energy Supply at net book value. The Company intends to transfer its remaining generation assets subject to receiving the necessary approvals of West Virginia and Virginia deregulation plans as well as other required regulatory approvals.

The settlement agreement in Pennsylvania permitted the Company's affiliate, West Penn Power Company (West Penn), to transfer 3,778 megawatts (MW) of generating capacity at net book value to Allegheny Energy Supply in 1999. The recent settlement in Maryland will allow approximately 1,300 MW of additional generating capacity to be transferred at net book value in 2000. Allegheny Energy is seeking to transfer the remaining generating assets in

                                                  The Potomac Edison Company

Ohio, Virginia, and West Virginia to its unregulated subsidiary at book value in deregulation proceedings in these jurisdictions. The unregulated electric supply is being sold in both the wholesale and retail competitive marketplaces, allowing greater earnings growth potential, subject to market risk, while allowing Allegheny Energy to capitalize on its strengths in the generation business.

Following the transfer of generation assets to Allegheny Energy Supply, the Company will be part of Allegheny Energy's delivery business (wires and pipes). The delivery business will remain an important part of Allegheny Energy's business which Allegheny Energy plans to expand.



SIGNIFICANT EVENTS IN 1999, 1998, AND 1997

Maryland Deregulation

On September 23, 1999, a settlement agreement between the Company, the Staff of the Maryland PSC, and other parties working to implement customer choice and deregulation of electric generation for the Company in Maryland was filed with the Maryland PSC. On December 23, 1999, the Maryland PSC approved the settlement agreement, which provides nearly all of the Company's 211,000 Maryland customers with the ability to choose an electric generation supplier starting July 1, 2000.

As a result of the Maryland settlement agreement, the Company discontinued the application of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the electric generation portion of its Maryland operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71." Accordingly, the Company recorded an extraordinary charge of $26.9 million ($17.0 million after taxes) during the fourth quarter of 1999. This write-off reflects the impairment of certain electric generation assets as determined by applying SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the write-off of the Maryland portion of generation-related net regulatory assets. See Notes B and C to the financial statements for details of the settlement agreement and the effect on the Company.

PURPA Power Project Termination

In 1999, the Company settled for $2.7 million litigation by a developer alleging failure by the Company to comply with the Public Utility Regulatory Policies Act of 1978 (PURPA) regulations.

Electric Industry Restructuring
See Electric Energy Competition on page 10 for more information regarding electric industry restructuring activities.

                                                  The Potomac Edison Company


Recapitalization

On September 30, 1999, the Company called $16.4 million of preferred stock. The Company also plans to revise its Articles of Incorporation to provide greater financial flexibility.


REVIEW OF OPERATIONS

Earnings Summary
                                                           Earnings
(Millions of Dollars)                              1999     1998     1997

Operations...................................      $100.6   $101.5  $95.8
Extraordinary charge, net (Notes B and C
  to the financial statements)...............       (17.0)

Net Income...................................      $ 83.6   $101.5  $95.8

The decrease in 1999 earnings from operations, before the extraordinary charge, resulted from increased operation and maintenance (O&M) expenses and lower other income, net. Included as part of other operation expenses is a $5.3 million write-off of a pumped-storage generation project no longer considered useful. The decrease in earnings was offset in part by increased kilowatt-hour
(kWh) sales to retail customers, tax benefits related to plant removal costs and to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, and reduced interest expenses. The extraordinary charge in 1999 resulted from the Maryland electric utility restructuring order as discussed in Notes B and C to the financial statements.

The increase in 1998 earnings from operations resulted from increased sales to retail customers and from reduced power station O&M spending.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1999 and 1998 by major retail customer classes were:
                                    1999 vs. 1998          1998 vs. 1997
                                  Revenues      kWh      Revenues      kWh

Residential...................      6.9%        5.5%       3.1%      2.6%
Commercial....................      7.3         6.8        5.9       7.2
Industrial....................      2.7        (1.4)       4.3       5.9
  Total.......................      5.7%        2.6%       4.1%      5.0%

The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions and growth in the number of customers. The growth in the number of residential customers was 2.1% and 1.9% in 1999 and 1998, respectively.

                                                  The Potomac Edison Company


Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales of 6.8% and 7.2% in 1999 and 1998, respectively, reflects increased usage due to weather and commercial activity as well as growth in the number of customers. The growth in the number of commercial customers was 2.5% and 2.4% in 1999 and 1998, respectively.

The decrease in industrial kWh sales in 1999 results primarily from decreased sales to primary metals industry customers. The increase in 1998 reflects increased sales to paper and printing customers and to the Eastalco aluminum reduction plant.

On August 7, 1998, the Virginia State Corporation Commission
(Virginia SCC) approved an agreement reached between the Company and the staff of the Virginia SCC which reduced base rates for Virginia customers beginning September 1, 1998, by about $2.5 million annually. The review of rates was required by an annual information filing in Virginia.

On February 25, 1999, the Virginia SCC approved the Company's rate reduction request, which decreased the fuel portion of Virginia customers' bills by approximately 7.6% (a decrease in annual fuel revenue of about $2.2 million). The decrease is primarily due to refunding a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. The new rates were effective with bills rendered on or after March 9, 1999.

On May 21, 1999, the Virginia SCC approved an agreement between the Company and the staff of the Virginia SCC which reduced base rates for Virginia customers effective June 1, 1999, by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and its affiliate, Monongahela Power Company, to be effective July 1, 1999, through June 30, 2000. The parties have exchanged proposals which continue to be discussed. If an agreement is not reached, the proposed fuel rates which would decrease the Company's fuel rates by $8.0 million will become effective March 15, 2000.

On November 8, 1999, the Company filed with the Maryland PSC a request to decrease the fuel portion of Maryland customers' bills by about $6.4 million annually. The requested decrease is primarily due to greater efficiencies, lower fuel costs, and increased nonaffiliated generation and transmission sales. The new fuel rates were effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC.

On October 27, 1998, the Maryland PSC approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates $13 million in 1999, will increase its rates an additional $13 million in 2000, and an additional increase of $13 million will go into effect in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run

                                                  The Potomac Edison Company
cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999 through 2001 time frame results in a pre-tax income reduction of $12 million in 1999, $21 million in 2000, and $19 million in 2001. Also, the Company will share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999 and 2000. This sharing will occur through an annual true-up. The Company's 1999 revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity.

Changes in revenues from retail customers resulted from the following:

                                             Changes from Prior Year
(Millions of Dollars)                    1999 vs. 1998   1998 vs. 1997

Fuel clauses.............................    $ 5.7           $10.9
All other................................     32.6            15.4
  Net change in retail revenues..........    $38.3           $26.3


Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which are still applicable in the Company's jurisdictions.

Effective July 1, 2000, the Company's Maryland jurisdiction will cease to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Changes in fuel revenues in jurisdictions for which a fuel clause continues to exist have no effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses. Effective July 1, 2000, the Company will assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland jurisdiction. The Company expects that the fuel clause rates in Virginia and West Virginia will cease as these states implement customer choice. The Company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in 1999 in all other retail revenues was primarily due to increased kWh sales as customer usage increased as a result of weather conditions and to customer growth. The increase in 1998 all other retail revenues was primarily the result of increased customer usage and growth in the number of customers.

Wholesale and other revenues were as follows:

                                                  The Potomac Edison Company

(Millions of Dollars)                          1999       1998      1997

Wholesale customers.......................     $21.5      $23.5    $26.6
Affiliated companies......................      11.4        9.4      9.7
Street lighting and other.................       4.7        5.5      2.6
Deferred revenues.........................     (19.9)
  Total wholesale and other revenues......     $17.7      $38.4    $38.9


Wholesale customers are cooperatives and municipalities that own their distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission
(FERC) regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The decrease in wholesale revenues in 1999 was due primarily to renegotiated contracts with some wholesale customers. The decrease in wholesale revenues in 1998 was primarily due to the mild 1998 winter weather.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from affiliated companies increased $2.0 million in 1999 due primarily to increased transmission revenues from affiliates.

The increase in street lighting and other revenues in 1998 was primarily due to the recording in 1998 of additional pole attachment revenues.

Deferred revenues of $19.9 million in 1999 result from settlement agreements approved by the Maryland PSC.

Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities.
Bulk power and transmission and other energy services sales for 1999, 1998, and 1997 were as follows:


                                                 1999        1998        1997
kWh Transactions (in billions):
  Bulk power................................      .2          .4          .4
  Transmission and other energy services
    to nonaffiliated companies..............     2.8         2.5         4.0
      Total.................................     3.0         2.9         4.4


Revenues (in millions):
  Bulk power................................   $ 8.4       $11.7       $10.0
  Transmission and other energy services
    to nonaffiliated companies..............    16.2        14.7        13.6
      Total.................................   $24.6       $26.4       $23.6


                                                  The Potomac Edison Company

Revenues from bulk power transactions decreased in 1999 due to decreased sales to power marketers and other utilities. The 1998 increase in revenues from bulk power was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy.

In 1999, revenues from transmission and other energy services increased primarily due to increased megawatt-hours (MWh) transmitted. Revenues from transmission and other energy services in 1998 increased, despite decreased transmission services activity. The increase in 1998 revenues was due to transmission services reservation charges paid to the Company by others for the right to transmit energy. Transmission services activity was affected as a result of some of the reservations to transmit energy not being used. In 1998, revenues from transmission and other energy services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were approved by the FERC. A provision of $2.2 million for these rate reductions was recorded in 1998, with revenues refunded to customers in the first quarter of 1999.

In June and July 1999 and June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of $25 to $40 per MWh to as high as $3,500 to $7,000 per MWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility in 1999 and 1998 was insignificant to the Company because changes are passed to customers through operation of fuel clauses. However, effective July 1, 2000, the fuel clause will be discontinued in Maryland which may cause an increase in the volatility of earnings for the Company.

The Company expects that the fuel clause rates in Virginia and West Virginia will cease as these states implement customer choice. The Company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

Operating Expenses

Fuel expenses decreased 3.4% in 1999 due to a 6.0% decrease in average fuel prices offset in part by a 2.6% increase related to kWhs generated to meet retail customer requirements and increased sales to affiliates. The decrease in average fuel prices was due to renegotiated fuel contracts. In 1998 fuel expenses increased 2.1% due to increased kWhs generated. The 1998 increase in kWhs generated was primarily the result of increased bulk power sales to power marketers and other utilities and also due to increased sales to retail customers.

                                                  The Potomac Edison Company


Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, capacity charges paid to Allegheny Generating Company (AGC), purchases from qualified facilities under the PURPA, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                            1999       1998       1997

Nonaffiliated transactions:
  Purchased power:
    Other..................................     $15.7      $ 15.2    $ 13.2
    From PURPA generation..................       1.5
  Power exchanges, net.....................      (2.6)        (.1)
Affiliated transactions:
  AGC capacity charges.....................      19.8        23.8      25.5
  Other affiliated capacity charges........      39.0        42.9      50.8
  Energy and spinning reserve charges......      53.6        56.5      50.7
    Purchased power and exchanges, net.....    $127.0      $138.3    $140.2


The increases in other purchased power in 1999 and 1998 resulted primarily from increased kWh purchases to supply retail customers. An increase in price caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 also contributed to the 1998 increase.

The AES Warrior Run PURPA cogeneration project in the Company's Maryland service territory will increase the cost of power purchases by about $60 million annually. Commencement of operation was scheduled for October 1999. Pre-commencement testing is not completed. Although AES Warrior Run has until October 1, 2000, to complete pre-commencement testing, it is anticipated that it will be in commercial operation in the first quarter of 2000. The Maryland PSC has approved the Company's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. See Sales and Revenues starting on page 3 for more information on the settlement agreement.

On January 1, 1999, an amendment to the Company and its affiliates' power supply agreement became effective. The amendment sets the generation demand for each owner proportional to its ownership in AGC. Previously, demand for each shared owner of AGC fluctuated due to customer usage. The decrease in AGC capacity charges in 1999 was primarily due to this change. Energy and spinning reserve charges decreased in 1999 due to decreased kWh purchases from affiliates.

The increase in other operation expenses in 1999 of $13.5 million resulted primarily from increased expenses due to a write-off of $5.3 million of costs related to a pumped-storage generation project no longer considered useful, $2.7 million of costs associated with settling litigation concerning a PURPA project, increases in salaries and wages of $1.9 million, and increased provisions for uninsured claims of $1.4 million. The increase in other

                                                  The Potomac Edison Company

operation expenses of $2.9 million in 1998 resulted primarily from increased expenses related to competition in Maryland of $1.6 million.

The increase in maintenance expenses in 1999 of $5.1 million was due to a $2.8 million increase in power station maintenance, a $1.4 million increase in transmission and distribution maintenance, and a $.9 million increase in general plant maintenance which includes renovations of office facilities. The decrease in maintenance expenses in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company postponed these expenses primarily by extending the time between maintenance outages and experienced no measurable effect on system performance.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system and general plant, and to reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Depreciation expense increases resulted from increased investment.

The increase in taxes other than income taxes of $1.4 million in 1999 was due to an increase in the assessment of property in Maryland. The increase in taxes other than income taxes of $2 million in 1998 was primarily due to an increase in gross receipts taxes resulting from greater revenues from retail customers and increased property taxes.

The 1999 decrease in federal and state income taxes was due primarily to decreased taxable income, tax benefits related to plant removal costs for which deferred taxes were not provided, and to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy. The 1998 increase in federal and state income taxes was primarily due to increased taxable income. Note D to the financial statements provides a further analysis of income tax expenses.

Other Income and Deductions

The decrease in allowance for other than borrowed funds used during construction of $1.1 million in 1998 was due to property placed in service.

The decrease in other income, net of $1.5 million in 1999 was due primarily to the discontinuance of a demand side management program. The decrease in other income, net, of $4.7 million in 1998 was primarily due to a 1997 interest refund on a tax-related contract settlement ($2.5 million, after taxes) received by AGC, which is partly owned by the Company.

                                                  The Potomac Edison Company
Interest Charges

The decrease in interest on long-term debt in 1999 of $3.1 million and in 1998 of
$1.6 million resulted from reduced average long-term debt outstanding and, in 1998, also lower interest rates. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

Extraordinary Item

The extraordinary charge in 1999 of $26.9 million ($17.0 million after taxes) was required to reflect a write-off of certain disallowances in the Maryland PSC's December 1999 order. See Notes B and C to the financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1999 were $92 million and, for 2000 and 2001, are estimated at $88 million and $72 million, respectively. The 2000 and 2001 estimated expenditures include $31 million and $40 million, respectively, for construction of environmental control technology. It is the Company's goal to constrain future construction spending to the approximate level of depreciation currently in rates. As described under Environmental Issues starting on page 13, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues. The Company also has additional capital requirements for debt maturities (see Note I to the financial statements). The Company anticipates issuing new debt to replace the $75 million of long-term debt maturing in 2000.

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $58 million in 1999, compared with $187 million in 1998. The decrease in 1999 cash flows resulted primarily from an increase in the level of common stock dividends payable to its Parent, Allegheny Energy, Inc. Current rate levels permitted the Company to finance 64% of its construction

                                                  The Potomac Edison Company


expenditures in 1999 and all of its construction expenditures in 1998 with internal cash flow.


Financing

Short-term debt is used to meet temporary cash needs. The Company had no short-term debt outstanding at December 31, 1999 or December 31, 1998. At December 31, 1999, the Company had Securities and Exchange Commission (SEC) authorization to issue up to $130 million of short-term debt. The Company and its regulated affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates meeting its 2000 cash needs through internal cash generation, cash on hand, short-term borrowings as necessary, and by issuing debt to refinance maturing first mortgage bonds.

The Company called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $.5 million on September 30, 1999, with funds on hand. The redemptions of the preferred stock will allow the Company to revise its Articles of Incorporation, providing greater financial flexibility in restructuring debt.

In April 1999, the Company issued $9.3 million of 5.5% 30-year pollution control revenue notes to Pleasants County, West Virginia.

The Company's long-term debt due within one year at December 31, 1999 was $75 million of 5-7/8% first mortgage bonds due March 1, 2000.


SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company and its parent, Allegheny Energy have been advocates of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee where it will be considered in 2000.

In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The Company has franchised

                                                  The Potomac Edison Company

 customers in Maryland, Virginia, and West Virginia.
The five states in which the Company and its affiliates serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Ohio, and Virginia passed legislation in 1999 to implement retail choice. West Virginia continues to actively study this issue. On December 23, 1999, the Maryland PSC approved a settlement agreement for the Company to implement generation competition in Maryland.

At this time, the Company cannot determine the effect of deregulation plans that may be approved in West Virginia and Virginia. However, the approval of deregulation plans could have a material impact on the Company regarding potential impairment of electric generation assets and the Company's ability to recover generation-related regulatory assets.

Activities at the Federal Level

The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing the PUHCA and the mandatory purchase provisions of the PURPA. Consensus remains elusive with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in 2000.

Maryland Activities

On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market beginning July 1, 2000. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Maryland PSC on May 3, 1999, and legislative-style hearings were held last summer on the reports. The Company filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates, and a consensus settlement agreement was achieved with no protest by any of the parties participating in the negotiations. The agreement was filed on September 23, 1999, and a hearing before the Commission was held on October 14, 1999. On December 23, 1999, the Maryland PSC issued an order approving the settlement. The Company filed an application on December 15, 1999, to transfer its

                                                  The Potomac Edison Company

Maryland generation assets at book value to an affiliate under
Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is due by July 1, 2000.

Virginia Activities

On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act to oversee the implementation of customer choice, held hearings in the summer and fall of 1999 on a number of issues concerning the implementation of retail competition in Virginia. Parties have also been working with the Virginia SCC Staff to develop the rules governing the proposed retail pilot programs of other utilities in the state.

West Virginia Activities

In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The W.Va. PSC on December 20, 1999 released for comment and hearings a modified version of a proposal submitted by members of the Task Force, including the Company and its affiliate, Monongahela Power, following the August 1999 hearings that could open full retail competition as early as January 1, 2001. The production of power would be deregulated and electricity rates would be frozen for four years with rates gradually transitioning to market rates over the six years thereafter. After hearings in January 2000, the W.Va. PSC submitted a restructuring plan endorsed by members of the Task Force, including the Company and Monongahela Power, to the Legislature for approval.

The status of electric energy competition in Ohio and Pennsylvania in which affiliates of the Company serve are as follows:

Ohio Activities

On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. The Governor of Ohio added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio
PUC).  On January 3,

                                                  The Potomac Edison Company

2000, the Company's affiliate, Monongahela Power filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on Monongahela Power's transition plan filing and issue a decision by October 2000.

The Ohio legislation stipulates that an entity independent of the utilities shall own or control transmission facilities after the start of competitive retail electric service on January 2001, but not later than December 31, 2003. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources.

Pennsylvania Activities

In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act to restructure the electric industry to create retail access to a competitive electric energy supply market. On May 29, 1998 (as amended on November 19, 1998), the Pennsylvania Public Utility Commission granted final approval to West Penn's restructuring plan. As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. Two-thirds of all retail customers had a choice throughout 1999, the first year of retail choice following a pilot program. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that in any other state so far. However, for West Penn, only about 12,700 of its Pennsylvania customers eligible to shop in 1999 have chosen an alternate energy supplier. West Penn has retained about 98% of its Pennsylvania customers through December 31, 1999. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

Accounting for the Effects of Price Deregulation

In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity
- Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in Maryland. See Note C to the financial statements for information regarding the impact of the Maryland deregulation plan on the 1999 financial statements. The legislation passed in Virginia established a definitive process for transition to deregulation and market-based pricing for electric generation. However, the deregulation plans and their terms in Virginia will not be known until relevant regulatory proceedings are complete and final orders are received. The Company is unable to predict the effect of discontinuing SFAS No. 71 in Virginia, but it may be required to write off unrecoverable regulatory assets, impaired assets, and uneconomic commitments. Also the Company is unable to predict the outcome of the deregulation process in West Virginia until further actions are taken by the Legislature and the W.Va PSC.

                                                  The Potomac Edison Company


Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990 (CAAA) have been incurred and are included in the cost of the related generation facilities. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's generating stations located in Maryland and Pennsylvania were required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999.
Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be superceded by the proposed NOx State Implementation Plan (SIP) call rule discussed below. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania and Maryland promulgated regulations to implement Phase II of the MOU in November 1997 and May 1998, respectively. However, as a result of litigation, the Maryland regulation was revised to postpone compliance to May 2000.

The Ozone Transport Assessment Group issued its final report in June 1997 and recommended that the Environmental Protection Agency (EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a tate-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The ompany's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations.

                                                  The Potomac Edison Company


In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call. In May 1999, the EPA issued a technical approval of the petition and in December 1999, granted final approval of four of the petitions. The Section 126 petition rulemaking is also under litigation.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. However, the revised standards were legally challenged, and, in May 1999, the District of Columbia Circuit Court of Appeals remanded the revised standards back to the EPA for further consideration. Also, in May 1999, the EPA promulgated final regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If eventually upheld in court, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Company facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP call rule, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process. Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 2000 through 2003 period. The Company's construction forecast includes the expenditure of $103 million of capital costs during the 2000 through 2003 period to comply with the SIP call. In addition, $3 million was spent in 1999.

Global climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008 through 2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the United States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the United States' CO2 emissions, implementation of the Kyoto Protocol would

                                                  The Potomac Edison Company

raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants. The Company has taken numerous voluntary, precautionary steps to address the issue of global climate change.

Many uncertainties remain in the global climate change debate, including the relative contributions of human activities and natural processes, the extremely high potential costs of extensive mitigation efforts, and the significant economic and social disruptions which may result from a large-scale reduction in the use of fossil fuels. The Company will continue to explore cost-effective opportunities to improve efficiency and performance.

The Company actively participates in climate-related research programs and is responsive to the voluntary guidelines suggested in the national Energy Policy Act of 1992, under Section 1605(b), directed toward reducing, controlling, avoiding, and sequestering greenhouse gases. The Company has taken many concrete steps to reduce greenhouse gases and help stimulate a business climate that encourages improved efficiency, performance, electrical loss reductions, and cost-effectiveness.

The Company previously reported that the EPA had identified the Company and its regulated utility affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position (See Note L to the financial statements for additional information).

On Earth Day 1997, President Clinton announced the expansion of the federal Emergency Planning and Community Right-to-Know Act (RTK) reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of RTK is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Allegheny Energy companies (the System) joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the System's releases were provided to the news media in the System's service area and posted on the Parent Company's web site. The System filed its first RTK-related report with the EPA in advance of the July 1, 1999, deadline, reporting 18 million pounds of total releases for calendar year 1998.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny Energy of their intent to commence civil actions against Allegheny Energy and/or its subsidiaries alleging violations at the Fort
Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia and is now jointly owned by

                                                  The Potomac Edison Company

the Company and its affiliates, Allegheny Energy Supply, and Monongahela Power. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, Allegheny Energy and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

Regional Transmission Organization

In adopting its Rule 2000, the FERC defined requirements for transmission facility owners to participate in some form of Regional Transmission Organization. Additionally, the state jurisdictions within which the Company operates have, to different degrees, started to define their transition to a competitive marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient. The nature of this issue is at least regional in scope. As a result, any solution will need to be one that satisfies a diverse group of stakeholders. The Company has actively participated in this debate and continues to evaluate the available options to provide its customers with the most reliable, cost-effective service while maintaining a clear focus on the financial interests of its shareholders.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will be required to recognize derivatives as defined by SFAS No. 133 on the balance sheet at fair value. The Company is evaluating the impact of adopting SFAS No. 133 on its results of operations and financial position which will be completed during the year 2000. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument meets the requirements for designation as a hedge. The Company expects to adopt SFAS No. 133 no later than January 1, 2001.

	                                              West Penn Power Company
	                                              and Subsidiaries



MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities in Pennsylvania and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which West Penn Power Company (the Company) operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; the Company's ability to compete in unregulated energy markets; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

Business Strategy

The energy delivery or wires business will continue to be an important part of the Company's business. The settlement agreement in Pennsylvania permitted the Company to transfer its 3,778 megawatts (MW) of generating capacity at net book value to Allegheny
Energy Supply Company, LLC (Allegheny Energy Supply), a new, unregulated, wholly owned subsidiary of Allegheny Energy, Inc.
(Allegheny Energy), the Company's Parent. The recent settlement in Maryland will allow approximately 1,300 MW of additional generating capacity to be ransferred from the Company's affiliate, The Potomac
Edison Company (Potomac Edison) to Allegheny Energy Supply at net book value in 2000. Allegheny Energy is seeking to transfer the remaining generating assets in Ohio, Virginia, and West Virginia to its unregulated subsidiary at book value in deregulation proceedings in these jurisdictions. The unregulated electric supply is being sold in both the wholesale and retail competitive marketplaces, allowing greater earnings growth potential, subject to market risk, while allowing Allegheny Energy to capitalize on its strengths in the generation business.

SIGNIFICANT EVENTS IN 1999, 1998, AND 1997

Pennsylvania Deregulation

On November 19, 1998, the Pennsylvania Public Utility Commission
(Pennsylvania PUC) approved a settlement agreement between the Company and parties to the Company's restructuring proceedings related to legislation in

	                                              West Penn Power Company
	                                              and Subsidiaries

Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation.

As a result of the May 29, 1998, Pennsylvania PUC order and as revised by the November 19, 1998, settlement agreement, the Company determined in 1998 that, under the provisions of the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 101, "Accounting for the Discontinuation of Application of FASB Statement No.71," an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. Charges of $40.3 million ($23.7 million after taxes) related to the Company's revenue refund and energy program payments were also recorded in 1998.

Under the terms of the Pennsylvania settlement agreement, two-thirds of the Company's customers were permitted to choose an alternate generation supplier beginning in January 1999. All of the Company's customers were permitted to do so beginning in January 2000. They were able to remain as Company customers at the Company's capped generation rates or to alternate back and forth. Under the law, all electric utilities, including the
 Company, retain the responsibility of electricity provider of last resort to all customers in their respective franchise territories who do not choose an alternate supplier. See Notes B and C to the consolidated financial statements for details of the settlement agreement and other information about the deregulation process.

See Electric Energy Competition on page 11 for more information regarding the restructuring in Pennsylvania.

Nonutility Sales of Electricity

Prior to transferring its electric generation assets to Allegheny Energy Supply, the Company participated in unregulated energy markets as a supplier of electricity. During 1999, the Company's energy supply business sold 2,234,137 megawatt-hours (MWh) of electricity to customers in deregulated retail markets and 17,040,799 MWh to customers in deregulated wholesale markets. Also during 1999, the Company's former generation customers purchased 2,522,611 MWh of electricity from alternative energy suppliers as a result of customer choice in Pennsylvania.

Unregulated Generating Affiliate

During 1999, Allegheny Energy obtained the necessary regulatory approvals to form an unregulated generating subsidiary, Allegheny Energy Supply. On November 18, 1999, the Company transferred its generating capacity, which totaled 3,778 MW, to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The Company continued to be responsible for providing generation to meet the regulated electric load of its retail customers who did not have the right to choose their generation supplier until January 2, 2000. During the period from November 18, 1999, through January 1, 2000, Allegheny Energy Supply leased back to the Company one-third of its generating assets, providing the Company with the unlimited right to use those facilities to serve its regulated load.
                                  M-63

	                                              West Penn Power Company
	                                              and Subsidiaries

Recapitalization

In 1999, the Company completed the following steps in its recapitalization process concurrent with the implementation of deregulation of electric generation in Pennsylvania:

-- $600 million of transition bonds were issued in November 1999;
-- $525 million of first mortgage bonds were called or redeemed during the year;
-- $79.7 million of preferred stock was called or redeemed in July 1999; and
   the Company revised its Articles of Incorporation to provide greater
   financial   flexibility.

During 1999, the Company reacquired all of its outstanding first mortgage bonds. As a result, the Company incurred an extraordinary charge of $17.0 million ($10.0 million after taxes) during the fourth quarter of 1999. The extraordinary charge was the result of premiums paid to reacquire the first mortgage bonds as compared to the carrying value of the bonds.

PURPA Power Project Terminations

On August 26, 1997, and December 3, 1997, the Company announced that it had negotiated agreements to buy out and settle disputes with developers of proposed power plants (the Milesburg and Washington Power projects) for $15 million and $48 million, respectively, reducing costs over the proposed
30- and 33-year lives of the projects by an estimated $1.4 billion. The disputed projects were being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and would have required the Company to buy 43 MW and 80 MW of capacity and energy, respectively, over the lives of the projects at prices well above current market price estimates.

Electric Industry Restructuring

See Electric Energy Competition on page 11 for ongoing information regarding electric industry restructuring.

REVIEW OF OPERATIONS

Earnings Summary

(Millions of Dollars)                               1999      1998      1997

Operations:
  Utility......................................   $ 98.0   $ 112.6    $134.7
  Nonutility...................................     39.6
Consolidated income before extraordinary
  charges......................................    137.6     112.6     134.7
Extraordinary charges, net (Notes B, C, and D
  to consolidated financial statements)........    (10.0)   (275.4)
Consolidated net income (loss).................   $127.6   $(162.8)   $134.7

	                                              West Penn Power Company
	                                              and Subsidiaries


The decrease in 1999 earnings from utility operations, before extraordinary charges, reflects the deregulation of two-thirds of the Company's electric generation effective January 1, 1999, as approved by the Pennsylvania PUC's restructuring order. Accordingly, the operating results for these assets are classified as nonutility in 1999. The 1999 utility operations also reflects in operation expense the write-off of $6.6 million of costs from a long dormant pumped-storage generation project. The increase in 1999 earnings, before extraordinary charges, was due primarily to increased kilowatt-hour (kWh) sales, including increased sales to residential customers due to winter weather that was cooler than the relatively warm winter of 1998 as measured by heating degree days, and nonutility sales. The decrease in 1998 earnings, before extraordinary charges, reflects $23.7 million of costs, after taxes, related to the Pennsylvania restructuring settlement.

In 1999, earnings from nonutility operations reflects the sale of generation from two-thirds of the Company's generation assets as discussed under Sales and Revenues.


The extraordinary charge in 1999 resulted from the redemption of debt related to the securitization of stranded costs as discussed in Note D to the consolidated financial statements. The 1998 extraordinary charge resulted from the May 1998 restructuring order and November 1998 settlement agreement as discussed in Notes B and C to the consolidated financial statements.

Sales and Revenues

Total operating revenues for 1999, 1998, and 1997 were as follows:

OPERATING REVENUES:

(Millions of Dollars)                               1999       1998       1997

Utility revenues:
  Regulated..................................   $  915.1   $  995.8   $1,039.1
  Choice.....................................       34.3       14.0        2.5
  Bulk power.................................        7.5       49.6       22.2
  Transmission and other energy services.....       20.3       19.3       18.4
    Total utility revenues...................      977.2    1,078.7    1,082.2
Nonutility revenues:
  Retail and other...........................      126.6
  Bulk power.................................      555.0
    Total nonutility revenues................      681.6*
Elimination between utility and nonutility...     (304.6)
    Total operating revenues.................   $1,354.2   $1,078.7   $1,082.2

*Nonutility operating revenues include $53.5 million in 1999 of allocated Competitive Transition Charge revenues to compensate for certain transition costs transferred to nonutility operations.

The decrease in regulated revenues (regulated revenues include revenues from customers eligible to choose an alternate energy supplier but electing not to

	                                              West Penn Power Company
	                                              and Subsidiaries


do so) in 1999 was due primarily to Pennsylvania deregulation, which gave two-thirds of the Company's regulated customers the ability to choose another energy supplier. In 1999, 2,522,611 MWh of electric energy was supplied to the Company's customers by alternative energy suppliers, which represented only 11% of total MWh sales. The decrease to regulated revenues was offset in part by colder winter weather in 1999, which led to increased residential kWh sales and revenues. Utility regulated revenues in 1998 included a $25.1 million rate refund, pursuant to the terms of the Pennsylvania restructuring settlement agreement. Excluding this rate decrease, utility regulated revenues decreased $18.2 million in 1998 primarily due to previously fully bundled customers participating in the Pennsylvania pilot by buying energy from another supplier of their choice. As a result of the Company's nonutility affiliate, Allegheny Energy Solutions, being permitted to sell to all Pennsylvania customers participating in the pilot, Allegheny Energy was able to recover some of the Company's generation sales lost as a result of customers participating in the Pennsylvania pilot program.

Utility choice revenues for 1999 represent transmission and distribution revenues from franchised customers (customers within the Company's territory) who chose another supplier to provide their energy needs. In 1999, about 2% of franchised customers chose alternate energy suppliers. The Company's nonutility supply business had the primary objective of selling the output from the two-thirds of the Company's generation that had been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania through
November 17, 1999.

In 1998 and 1997, the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot program that began November 1, 1997, and continued through December 31, 1998, and were required to buy energy from an alternate supplier. To assure participation in the pilot program, pilot participants received an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the Pennsylvania PUC was artificially high to encourage customer shopping, and, as a result, the Company incurred a revenue loss of $8.6 million for the pilot. The Pennsylvania PUC has approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue loss as a regulatory asset.

Effective May 1, 1997, as a result of the Customer Choice Act, the Company obtained Pennsylvania PUC authorization to set its fuel clause to zero and to roll its then-applicable fuel clause rates into base rates. Thereafter, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

The 1999 decrease in revenues from utility bulk power was due to the movement of generation available for sale from regulated utility to nonutility operations. The 1998 increase in revenues from utility bulk power and transmission and other energy services sales was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. In 1998, revenues from utility transmission and other energy services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were approved by the Federal Energy

	                                              West Penn Power Company
	                                              and Subsidiaries

Regulatory Commission (FERC). A provision of $2.9 million for these rate reductions was recorded in 1998, with the revenues refunded to customers in the first quarter of 1999.

Revenues from transmission and other energy services increased in 1999 due primarily to increased MWh's transmitted. Revenues from utility transmission and other energy services to nonaffiliated companies in 1998 increased, despite decreased transmission services activity. The increase in revenues was due to transmission services reservation charges paid to the Company by others for the right to transmit energy.

In June and July 1999 and June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of $25 to $40 per MWh to as high as $3,500 to $7,000 per MWh. The potential exists for such volatility to significantly affect the Company's future operating results as a buyer of electricity during such periods.

Nonutility revenues reflect bulk power sales to nonaffiliated companies and new sales in Pennsylvania's competitive marketplace. The Company's supply business officially began supplying unregulated electricity to retail customers in Pennsylvania and wholesale customers throughout eastern North America on January 1, 1999.

The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

See Note B to the consolidated financial statements for information regarding the Competitive Transition Charge.

Operating Expenses

Fuel expenses for 1999, 1998, and 1997 were as follows:

FUEL EXPENSES:

(Millions of dollars)                                1999      1998      1997

Utility operations...........................      $ 72.0    $258.2    $254.2
Nonutility operations........................       141.6
  Total fuel expenses........................      $213.6    $258.2    $254.2

Total fuel expenses decreased 17% in 1999 due to an 11% decrease related to kWhs generated and a 6% decrease in average fuel prices. The decrease in average fuel prices was due to renegotiated fuel contracts. In 1999, utility and nonutility fuel expenses reflect the movement of fuel expenses associated with the two-thirds of the Company's generation transferred from utility operations to nonutility operations. Also, fuel expenses decreased in 1999 due to the November 18, 1999, transfer of the Company's generating capacity to its unregulated affiliate, Allegheny Energy Supply.

	                                              West Penn Power Company
	                                              and Subsidiaries



Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

PURCHASED POWER AND EXCHANGES, NET

(Millions of Dollars)                                  1999      1998      1997

Utility operations:

    Purchased power:
      From PURPA generation*................        $  37.5    $ 63.5    $ 65.1
      Other.................................          359.8      23.2      18.4
    Power exchanges, net....................             .5       (.3)       .2
    AGC capacity charges....................           11.6      31.5      32.4
    Energy and spinning reserve charges.....            3.5       3.4       3.9
      Total utility operations..............          412.9     121.3     120.0
Nonutility operations purchased power.......          298.4
Elimination.................................         (313.1)
  Purchased power and exchanges, net........        $ 398.2    $121.3    $120.0

*PURPA cost (cents per kWh)                             4.6       5.8       6.0

Utility purchased power from PURPA generation decreased $26 million in 1999. This decrease reflects an $11.1 million reduction related to the Company's purchase commitment at costs in excess of the market value of the AES Beaver Valley PURPA contract. This reduction reflects the amortization of the adverse purchased power commitment reserve recorded in 1998, which is net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania. The decrease in purchased power also includes a $12.5 million reduction in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. PURPA purchased power costs may be reduced by $197 million during the period 1999 through 2016 related to the AES Beaver Valley contract as a result of the 1998 extraordinary charge. See Notes B and C to the consolidated financial statements for further information.

The increase in other utility operations purchased power in 1999 was due primarily to the Company's purchase of power from its energy supply business and its nonutility affiliate, Allegheny Energy Supply, in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier, but who elected not to do so. An increase in market prices caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 contributed to the increase in other utility operations purchased power in 1998.

	                                              West Penn Power Company
	                                              and Subsidiaries



The decrease in AGC capacity charges was due to a $16.8 million reduction in purchased power expense related to the Company's purchase commitments at costs in excess of the market value of the AGC pumped-storage capacity contract. As reported previously, the Company, in 1998, recorded an extraordinary charge to reflect the cost of this and another adverse power purchase commitment that is not recoverable from customers under the Pennsylvania PUC's order and settlement agreement.

The nonutility operations purchased power in 1999 was due to the Company's purchase of power to provide energy to new customers in deregulated markets who chose the Company as their alternate supplier of electricity.

The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

Other operations expenses for 1999, 1998, and 1997 were as follows:

OTHER OPERATION EXPENSES:

(Millions of dollars)                                  1999      1998      1997

Utility operations.............................      $152.5    $173.0    $157.8
Nonutility operations..........................        49.9
Elimination....................................       (13.8)
  Total other operations expenses..............      $188.6    $173.0    $157.8

The increase in total other operation expenses in 1999 of $15.6 million was primarily due to recording $6.6 million of costs related to a pumped-storage generation project no longer considered useful, provisions for uninsured claims of $2.8 million, the reversal of an internal restructuring liability in the 1998 period of $2.0 million, and increased allowances for uncollectible accounts of $1.7 million.

The increase in utility other operation expenses in 1998 was due primarily to increased expenses related to competition and the Pennsylvania restructuring order ($22.7 million). See Note B to the consolidated financial statements for additional information related to Pennsylvania restructuring. In 1999, utility and nonutility other operations expenses reflects the movement of other operations expenses associated with the two-thirds of the Company's generation transferred from utility operations to nonutility operations.
The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

Maintenance expenses for 1999, 1998, and 1997 were as follows:

MAINTENANCE EXPENSES:

(Millions of dollars)                                1999      1998      1997

Utility operations.............................    $ 60.2    $ 91.7    $ 98.3
Nonutility operations..........................      33.2
  Total maintenance expenses...................    $ 93.4    $ 91.7    $ 98.3

	                                              West Penn Power Company
	                                              and Subsidiaries



Total maintenance expenses increased $1.7 million in 1999 due primarily to
increased maintenance and renovations of general plant structures.  In	1999,
utility and nonutility maintenance expenses reflect the movement of maintenance expenses associated with the two-thirds of the Company's generation transferred from utility operations to nonutility operations.
 The decrease in utility maintenance in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company postponed these expenses primarily by extending the time between maintenance outages and experienced no measurable effect on system performance.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and to reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Depreciation and amortization expenses for 1999, 1998, and 1997 were as follows:

DEPRECIATION AND AMORTIZATION EXPENSES:

(Millions of dollars)                                  1999     1998     1997

Utility operations................................   $ 68.7   $114.7   $113.8
Nonutility operations.............................     45.6
  Total depreciation and amortization expenses....   $114.3   $114.7   $113.8

Total depreciation and amortization expenses in 1999 remained about the same as 1998. Depreciation and amortization expenses in 1999 reflect the amortization of the generation-related regulatory asset related to the Company's 1998 settlement agreement and reduced depreciation expense due to the transfer of the Company's generation to Allegheny Energy Supply in the fourth quarter of 1999. Absent these changes, depreciation expense would have risen due to increased investments.

Higher utility depreciation expense in 1998 resulted from increased investment. In 1999, utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of the Company's generation transferred from utility operations to nonutility operations.

	                                              West Penn Power Company
	                                              and Subsidiaries


Taxes other than income taxes for 1999, 1998, and 1997 were as follows:

TAXES OTHER THAN INCOME TAXES:

(Millions of dollars)                                 1999     1998     1997

Utility operations...............................    $58.9    $88.7    $90.1
Nonutility operations............................     21.8
  Total taxes other than income taxes............    $80.7    $88.7    $90.1

Total taxes other than income taxes decreased $8.0 million in 1999 primarily due to reduced West Virginia Business and Occupation Taxes, property tax, and gross receipts tax related to the transfer of generation assets to Allegheny Energy Supply on November 18, 1999, and lower capital stock taxes relating to the 1998 write-down as a result of Pennsylvania restructuring. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of the Company's generation transferred from utility operations to nonutility operations.

The 1999 increase in federal and state income taxes of $7.0 million was primarily due to increased taxable income offset in part by tax benefits related to plant removal costs. The decrease in federal and state income taxes in 1998 of $8.8 million resulted primarily from a decrease in taxable income, primarily because of costs related to restructuring activities recorded in 1998. Note E to the consolidated financial statements provides a further analysis of income tax expenses.

Allowance for other than borrowed funds decreased $.5 million in 1999 due to adoption in July 1998 of SFAS No. 34, "Capitalizing Interest Costs", which eliminated this accrual for nonutility generation construction projects. Capitalized interest is reported with allowance for borrowed funds used during construction in the consolidated statement of income. 1999 also reflects an increase in construction activity financed by short-term debt. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decrease in allowance for other than borrowed funds used during construction of $1.5 million in 1998 reflects lower-cost short-term debt financing. The decrease also reflects adjustments of prior periods.

The decrease in other income, net, of $1.7 million in 1999 was primarily due to a decrease in timber sales. The decrease in other income, net, in 1998 of $6.2 million was primarily due to 1997 increases for an interest refund on a tax-related contract settlement ($3.6 million after taxes) received by the Company's subsidiary, AGC, and income on the sale of land ($2.8 million after taxes) by the Company's subsidiary, West Virginia Power and Transmission Company.

	                                              West Penn Power Company
	                                              and Subsidiaries



Interest on long-term debt and other interest for 1999, 1998, and 1997 were as follows:

INTEREST EXPENSE:
(Millions of dollars)                                  1999      1998      1997

Interest on long-term debt:
  Utility operations..............................    $42.9     $61.7     $65.0
  Nonutility operations...........................     18.8
    Total interest on long-term debt..............     61.7      61.7      65.0
Other interest
  Utility operations..............................      3.4       5.9       4.6
  Nonutility operations...........................      3.6
    Total other interest..........................      7.0       5.9       4.6
      Total interest expense......................    $68.7     $67.6     $69.6

The decrease in utility operations interest on long-term debt in 1998 of $3.3 million resulted from reduced long-term debt and lower interest rates. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

EXTRAORDINARY ITEM

The extraordinary charge in 1999 of $17.0 million ($10.0 million after taxes) was required to reflect the difference between the reacquisition price and the net carrying amount of first mortgage bonds repurchased with proceeds from the sale of transition bonds as a result of the deregulation process in Pennsylvania. The extraordinary charge in 1998 of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May and November 1998 orders. See Notes B, C, and D to the consolidated financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Capital expenditures, primarily construction, in 1999 were $114 million and, for 2000 and 2001, are estimated at $47 million and $43 million, respectively. It is the Company's goal to constrain future utility construction spending to the approximate level of depreciation currently in

	                                              West Penn Power Company
	                                              and Subsidiaries


rates. The Company also has additional capital requirements for debt maturities (see Note J to the consolidated financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $188 million in 1999, compared with $151 million in 1998. Current rate levels and reduced levels of construction expenditures permitted the Company to finance all of its construction expenditures in 1999 and 1998 with internal cash flow.

Financing

Short-term debt is used to meet temporary cash needs. The Company had no short-term debt outstanding at December 31, 1999. At December 31, 1998, short-term debt outstanding was $65 million, including notes payable to affiliates.

The Company anticipates meeting its 2000 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary. In 1999, the Company issued $600 million of transition bonds with varying average lives ranging from one to eight years with a weighted average cost of 6.887% to "securitize" transition costs related to its restructuring settlement described in Note B to the consolidated financial statements. During 1999, the Company reacquired all of its outstanding $525 million of first mortgage bonds.

The Company called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84-million five-year unsecured medium-term notes issued in the second quarter at a 6.375% coupon rate. The redemption of the preferred stock allowed the Company to revise its Articles of Incorporation, providing greater financial flexibility in restructuring debt.

In April 1999, the Company issued $13.83 million of 5.50% 30-year pollution control revenue notes to Pleasants County, West Virginia.

In November 1999, the service obligation for $231 million of pollution control debt was assumed by Allegheny Energy Supply in conjunction with the transfer of the Company's generating assets to Allegheny Energy Supply. However, the pollution control debt remains an obligation of the Company. Allegheny Energy Supply will indemnify the Company for any debt service the Company may incur.

The Company's aggregate limit of short-term debt financing was increased in accordance with Securities and Exchange Commission authorization on October 8, 1999, from $182 million to $500 million through December 31, 2001, related to meeting the requirements of restructuring in Pennsylvania.

The Company's long-term debt due within one year at December 31, 1999 was $49.7 million of West Penn Funding, LLC, transition bonds due on various

	                                              West Penn Power Company
	                                              and Subsidiaries

dates. The transition bonds are supported by an Intangible Transition Charge (ITC) that replaces a portion of the Competitive Transition Charge customers pay. The proceeds from the ITC will be used to pay the principal and interest on these transition bonds, as well as other associated expenses.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company and its parent, Allegheny Energy, have been advocates of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee where it will be considered in 2000.

In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The five states in which the Company and its affiliates serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Ohio, and Virginia passed legislation in 1999 to implement retail choice. West Virginia continues to actively study this issue. On December 23, 1999, the Maryland Public Service Commission (Maryland PSC) approved a settlement agreement for the Company's affiliate, Potomac Edison, to implement generation competition in Maryland.

Activities at the Federal Level

Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny Energy unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing

	                                              West Penn Power Company
	                                              and Subsidiaries

state restructuring plans and agreements to remain in effect. Other provisions address important Allegheny Energy priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in 2000.

Pennsylvania Activities

In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric industry to create retail access to a competitive electric energy supply market. On May 29, 1998 (as amended on November 19,
1998), the Pennsylvania PUC granted final approval to the Company's restructuring plan. As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. Two-thirds of all retail customers had a choice throughout 1999, the first year of retail choice following a pilot program. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that in any other state so far. However, for the Company, only about 12,700 of its customers eligible to shop in 1999 have chosen an alternate energy supplier. The Company has retained about 98% of its customers through December 31, 1999. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

The status of electric energy competition in Maryland, Ohio, Virginia, and West Virginia in which affiliates of the Company serve are as follows:

Maryland Activities

On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market beginning July 1, 2000. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Maryland PSC on May 3, 1999, and legislative style hearings were held this summer on the reports. Potomac Edison filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates, and a consensus settlement agreement was achieved with no protest by any of the parties participating in the negotiations. The agreement was filed on September 23, 1999, and a hearing before the Commission was held on October 14, 1999. On December 23, 1999, the Maryland PSC issued an order approving the settlement. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to an affiliate under Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is due by July 1, 2000.

Ohio Activities

On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. The Governor of Ohio added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that

	                                              West Penn Power Company
	                                              and Subsidiaries

period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio
PUC). On January 3, 2000, the Company's affiliate, Monongahela Power Company (Monongahela Power) filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on Monongahela Power's transition plan filing and issue a decision by October 2000.

The Ohio legislation stipulates that an entity independent of the utilities shall own or control transmission facilities after the start of competitive retail electric service on January 1, 2001, but not later than December 31, 2003. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources.

Virginia Activities

On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act to oversee the implementation of customer choice, held hearings in the summer and fall of 1999 on a number of issues concerning the implementation of retail competition in Virginia. Parties have also been working with the Virginia State Corporation Commission Staff to develop the rules governing the proposed retail pilot programs of other utilities in the state.

West Virginia Activities

In March 1998, legislation was passed by the West Virginia Legislature that directed the Public Service Commission of West Virginia (W.Va.PSC) to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The W.Va. PSC on December 20, 1999 released for comment and hearings a modified version of a proposal submitted by members of the Task Force, including Monongahela Power and Potomac Edison, following the August 1999 hearings that could open full retail competition as early as January 1, 2001. The production of power would be deregulated and electricity rates would be frozen for four years with rates gradually transitioning to market rates over the six years thereafter. After hearings in January 2000, the W.Va. PSC submitted a restructuring plan endorsed by members of the Task Force, including Monongahela Power and Potomac Edison, to the Legislature for approval.

	                                              West Penn Power Company
	                                              and Subsidiaries



Accounting for the Effects of Price Deregulation

In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS
No. 71 to its electric generation business in 1998.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The Company previously reported that the Environmental Protection Agency had identified the Company and its regulated utility affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position. A reserve previously recorded by the Company related to the asbestos cases was transferred to Allegheny Energy Supply as part of the transfer of the Company's deregulated generating capacity. (See Note O to the consolidated financial statements for additional information)

Regional Transmission Organization

In adopting its Rule 2000, the FERC defined requirements for transmission facility owners to participate in some form of Regional Transmission Organization. Additionally, the state jurisdictions within which the Company and its utility affiliates operate have, to different degrees, started to define their transition to a competitive marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient. The nature of this issue is at least regional in scope. As a result, any solution will need to be one that satisfies a diverse group of stakeholders. Allegheny Energy has actively participated in this debate and continues to evaluate the available options to provide its customers with the most reliable, cost-effective service while maintaining a clear focus on the financial interests of its shareholders.

	                                              West Penn Power Company
	                                              and Subsidiaries



Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will be required to recognize derivatives as defined by SFAS No. 133 on the balance sheet at fair value. The Company is evaluating the effect of adopting SFAS No. 133 on its results of operations and financial position which will be completed during the year 2000. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument meets the requirements for designation as a hedge. The Company expects to adopt SFAS No. 133 no later than January 1, 2001.

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

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which Allegheny Generating Company (the Company) operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; and other circumstances that could affect anticipate scheduled maintenance or repair requirements and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1999, 1998, AND 1997

On November 19, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between West Penn Power Company (West Penn) and parties to West Penn's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation. Two-thirds of all retail customers in Pennsylvania had the right to choose their electric supplier throughout 1999. As of January 2000, all Pennsylvania customers have a choice.

The terms of the settlement agreement permitted West Penn to transfer its generating assets to a separate legal entity at book value, contingent upon other regulatory approvals. During 1999, Allegheny Energy obtained the necessary regulatory approvals and formed an unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). On November 18, 1999, West Penn transferred its deregulated generating capacity, which included its 45% ownership share in the common stock of the Company, to Allegheny Energy Supply.

West Penn continued to be responsible for providing generation to meet the regulated electric load of their retail customers who did not have the legal right to choose their generation supplier until January 2, 2000. During the period from November 18, 1999 through January 1, 2000, Allegheny Energy Supply leased back to West Penn one-third of its generating assets, including one-third of its 45% ownership share in the Company, providing West Penn with the unlimited right to use those facilities to serve its regulated load.

                                               Allegheny Generating Company



REVIEW OF OPERATIONS

As described under Liquidity and Capital Requirements, revenues are determined under a cost-of-service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for 1999 and 1998 decreased due to a reduction in net investment.

The decreases in operating expenses in 1999 and 1998 resulted from decreases in federal income taxes due to decreases in operating income before taxes, and in 1998 also due to a decrease in operation and maintenance expense.

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

The decrease in other income, net in 1998 was due to interest recorded in 1997 on the refund on the tax-related contract settlement (see above).

The decreases in interest on long-term debt in 1999 and 1998 resulted from reduced average long-term debt outstanding.

The increases in other interest expense in 1999 and 1998 were due to an increased level of short-term debt maintained by the Company upon retirement of medium-term debt.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's only operating assets are an undivided 40% interest in the Bath County (Virginia) pumped-storage hydroelectric station and its connecting transmission facilities. The Company has no plans for construction of any other major facilities.

Pursuant to an agreement, Monongahela Power Company, The Potomac Edison Company (Potomac Edison), and Allegheny Energy Supply (the Parents), buy all of the Company's capacity in the station priced under a "cost-of-service formula" wholesale rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment. Effective November 18, 1999, West Penn transferred its 45% ownership share in the Company to Allegheny Energy Supply. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parent's Power Supply
Agreement for the Company effective January 1, 1999. This amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated due to customer usage.

The Company's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE).

                                               Allegheny Generating Company



Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE is set at 11% and will continue at that rate unless any affected party seeks a change.

As previously reported, the Company has received authority from the Securities and Exchange Commission (SEC) to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%, including short-term debt. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

An Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs to the Company to the extent that Allegheny Energy and the Company's regulated affiliates have funds available. To the extent funds are not available from the money pool, the Company borrows from external sources.

SIGNIFICANT CONTINUING ISSUES

Maryland Deregulation

On September 23, 1999, a settlement agreement between Potomac Edison, the Staff of the Maryland Public Service Commission (Maryland PSC), and other parties working to implement customer choice and deregulation of electric generation for Potomac Edison in Maryland was filed with the Maryland PSC.
 On December 23, 1999, the Maryland PSC issued an order approving the settlement agreement. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to a nonutility affiliate under Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is due by July 1, 2000.

It is anticipated that an allocated portion of each of Potomac Edison's generating assets, corresponding to deregulated service for Maryland customers, will be transferred to Allegheny Energy Supply in 2000. A 62% portion of each of Potomac Edison's generating assets has been allocated to the Maryland jurisdiction, including 62% of Potomac Edison's 28% ownership share in the common stock of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements



                                                   Index

                                           Monon-  Potomac West
                                     AE    gahela  Edison  Penn   AGC

Report of Independent Accountants    F-1   F-30    F-47    F-66   F-92

Statement of Income for
  the three years ended
  December 31, 1999                  F-2   F-31    F-48    F-67   F-93

Statement of Retained Earnings
  for the three years ended
  December 31, 1999                   -    F-31    F-48    F-68   F-93

Statement of Cash Flows for
  the three years ended
  December 31, 1999                  F-3   F-32    F-49    F-69   F-94

Balance Sheet at December 31,
  1999 and 1998                      F-4   F-33    F-50    F-71   F-95

Statement of Capitalization at
  December 31, 1999 and 1998         F-6   F-34    F-51    F-73    -

Statement of Common Equity for
  the three years ended
  December 31, 1999                  F-7    -       -       -      -

Notes to financial statements        F-8   F-34    F-52    F-75   F-96

Financial Statement Schedules -
  Schedules for the three years
  ended December 31, 1999            50     50      50      50     50

Valuation and qualifying
  accounts                          S-1    S-2     S-3     S-4     -

                                                        Allegheny Energy, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of Allegheny Energy, Inc.

In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and of common equity and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

February 3, 2000


                                                        Allegheny Energy, Inc.


CONSOLIDATED STATEMENT OF INCOME
Allegheny Energy, Inc.

Year ended December 31                                1999           1998            1997
--------------------------------------------------------------------------------------------
(Thousands of dollars except per share data)

Operating revenues:*
Utility                                           $2,273,727     $2,329,450       $2,283,697
Nonutility                                           534,714        246,986           85,794
--------------------------------------------------------------------------------------------
Total operating revenues                           2,808,441      2,576,436        2,369,491
--------------------------------------------------------------------------------------------

Operating expenses:
Operation:
  Fuel                                               535,674        566,453          559,939
  Purchased power and exchanges, net                 531,431        388,758          219,837
  Deferred power costs, net                           41,577         (6,639)         (22,916)
  Other                                              389,406        337,440          308,991
Maintenance                                          223,538        217,559          230,602
Depreciation and amortization                        257,456        270,379          265,750
Taxes other than income taxes                        190,271        194,583          186,978
Federal and state income taxes                       164,441        168,396          168,073
--------------------------------------------------------------------------------------------

  Total operating expenses                         2,333,794      2,136,929        1,917,254
--------------------------------------------------------------------------------------------

  Operating income                                   474,647        439,507          452,237
--------------------------------------------------------------------------------------------

Other income and deductions:
Allowance for other than borrowed
 funds used during construction                        1,840          1,553            4,393
Other income, net                                      1,605          8,180           18,016
--------------------------------------------------------------------------------------------

  Total other income and deductions                    3,445          9,733           22,409
--------------------------------------------------------------------------------------------

  Income before interest charges,
   preferred dividends,
   preferred redemption premiums,
   and extraordinary charge, net                     478,092        449,240          474,646
--------------------------------------------------------------------------------------------

Interest charges, preferred dividends,
  and preferred redemption premiums:
Interest on long-term debt                           155,198        161,057          173,568
Other interest                                        31,612         19,395           14,409
Allowance for borrowed funds used
 during construction and interest capitalized         (5,070)        (3,471)          (3,907)
Dividends on preferred stock of subsidiaries           7,183          9,251            9,280
Redemption premiums on preferred stock of subsidiaries 3,780
--------------------------------------------------------------------------------------------

  Total interest charges, preferred dividends,
   and preferred redemption premiums                 192,703        186,232          193,350
--------------------------------------------------------------------------------------------
Consolidated income before extraordinary charge      285,389        263,008          281,296
Extraordinary charge, net                            (26,968)      (275,426)
--------------------------------------------------------------------------------------------

Consolidated net income (loss)                    $  258,421     $  (12,418)      $  281,296
--------------------------------------------------------------------------------------------


Common stock shares outstanding (average)        116,237,443    122,436,317      122,208,465
Basic and diluted earnings per average share:
  Consolidated income before extraordinary charge     $ 2.45         $ 2.15           $ 2.30
  Extraordinary charge, net                             (.23)         (2.25)
--------------------------------------------------------------------------------------------

Consolidated net income (loss)                        $ 2.22         $ (.10)          $ 2.30
--------------------------------------------------------------------------------------------



*Excludes intercompany sales between utility and nonutility.
 See accompanying notes to consolidated financial statements.



                                                        Allegheny Energy, Inc.



CONSOLIDATED STATEMENT OF CASH FLOWS
Allegheny Energy, Inc.

Year ended December 31                                       1999        1998*        1997*
--------------------------------------------------------------------------------------------

(Thousands of dollars)

Cash flows from operations:
Consolidated net income (loss)                           $ 258,421  $  (12,418)    $  281,296
Extraordinary charge, net of taxes                          26,968     275,426
--------------------------------------------------------------------------------------------

Consolidated income before extraordinary charge            285,389     263,008        281,296
Depreciation and amortization                              257,456     270,379        265,750
Amortization of adverse purchase power contract            (11,146)
Deferred revenues                                           34,849
Deferred investment credit and income taxes, net            40,035      20,998         66,362
Deferred power costs, net                                   41,577      (6,639)       (22,916)
Allowance for other than
  borrowed funds used during construction                   (1,840)     (1,553)        (4,393)
Internal restructuring liability                                        (5,504)       (50,597)
PURPA project buyout                                                                  (48,000)
Write-off of merger-related and generation project costs    35,862
Changes in certain assets and liabilities:
  Accounts receivable, net                                 (77,679)     15,365         (6,052)
  Materials and supplies                                     2,209     (12,852)        (1,385)
  Accounts payable                                          80,224      23,118        (17,172)
  Taxes accrued                                              7,798      14,312         (3,653)
  Benefit plans' investments                                (6,700)     (7,994)       (16,277)
  Prepayments                                              (19,158)
  Restructuring settlement rate refund                     (25,100)
Other, net                                                 (25,516)     18,544         35,663
---------------------------------------------------------------------------------------------
                                                           618,260     591,182        478,626
---------------------------------------------------------------------------------------------
Cash flows from investing:
Utility construction expenditures
  (less allowance for other than
  borrowed funds used during construction)                (264,365)   (227,809)      (280,255)
Nonutility construction expenditures and investments      (147,160)     (6,205)          (829)
Acquisition of businesses                                  (98,714)
---------------------------------------------------------------------------------------------

                                                          (510,239)   (234,014)      (281,084)
---------------------------------------------------------------------------------------------

Cash flows from financing:
Sale of common stock                                                                   16,706
Repurchase of common stock                                (398,407)
Retirement of preferred stock                              (96,086)
Issuance of long-term debt                                 824,143     211,952
Retirement of long-term debt                              (555,000)   (419,780)       (46,892)
Funds on deposit with trustees and restricted funds        (13,279)
Short-term debt, net                                       382,258      52,436         49,971
Cash dividends paid on common stock                       (203,225)   (210,591)      (210,195)
---------------------------------------------------------------------------------------------

                                                           (59,596)   (365,983)      (190,410)
---------------------------------------------------------------------------------------------

Net change in cash and temporary cash investments           48,425      (8,815)         7,132
Cash and temporary cash investments at January 1            17,559      26,374         19,242
--------------------------------------------------------------------------------------------

Cash and temporary cash investments at December 31       $  65,984  $   17,559     $   26,374
---------------------------------------------------------------------------------------------


Supplemental cash flow information
Cash paid during the year for:
  Interest (net of amount capitalized)                   $ 170,498  $  171,719     $  178,121
  Income taxes                                             124,180     145,053        108,519
---------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.


                                                        Allegheny Energy, Inc.



CONSOLIDATED BALANCE SHEET
Allegheny Energy, Inc.

As of December 31                                                  1999           1998*
--------------------------------------------------------------------------------------------

(Thousands of dollars)

ASSETS

Property, plant, and equipment:
Utility plant                                                  $ 6,547,533     $8,041,628
Nonutility plant                                                 2,060,423        187,309
Construction work in progress                                      231,763        166,330
--------------------------------------------------------------------------------------------

                                                                 8,839,719      8,395,267
Accumulated depreciation                                        (3,632,568)    (3,395,603)
--------------------------------------------------------------------------------------------

                                                                 5,207,151      4,999,664

Investments and other assets:
Excess of cost over net assets acquired                             42,584         15,077
Benefit plans' investments                                          94,168         87,468
Nonutility investments                                              15,252          9,361
Other                                                                1,479          1,566
--------------------------------------------------------------------------------------------

                                                                   153,483        113,472

Current assets:
Cash and temporary cash investments                                 65,984         17,559
Accounts receivable:
  Electric service                                                 383,316        294,877
  Other                                                             12,273         17,712
  Allowance for uncollectible accounts                             (26,975)       (19,560)
Materials and supplies--at average cost:
  Operating and construction                                        92,560         99,439
  Fuel                                                              62,280         57,610
Prepaid taxes                                                       58,190         56,658
Deferred income taxes                                               30,477         21,868
Other, including current portion of regulatory assets               31,205         30,788
--------------------------------------------------------------------------------------------

                                                                   709,310        576,951
Deferred charges:
Regulatory assets                                                  663,847        704,506
Unamortized loss on reacquired debt                                 41,825         48,671
Other                                                               76,825         91,931
--------------------------------------------------------------------------------------------

                                                                   782,497        845,108
--------------------------------------------------------------------------------------------

Total                                                          $ 6,852,441     $6,535,195
--------------------------------------------------------------------------------------------



CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, other paid-in capital,
retained earnings, less treasury stock (at cost)               $ 1,695,325    $ 2,033,889
Preferred stock                                                     74,000        170,086
Long-term debt and QUIDS                                         2,254,463      2,179,288
--------------------------------------------------------------------------------------------

                                                                 4,023,788      4,383,263
Current liabilities:
Short-term debt                                                    641,095        258,837
Long-term debt due within one year                                 189,734
Accounts payable                                                   233,331        153,107
Taxes accrued:
  Federal and state income                                          20,699         17,442
  Other                                                             67,292         62,751
Interest accrued                                                    34,979         35,945
Adverse power purchase commitments                                  24,895         22,622
Other, including current portion of regulatory liabilities          96,510        101,239
--------------------------------------------------------------------------------------------

                                                                 1,308,535        651,943



Deferred credits and other liabilities:
Unamortized investment credit                                      116,971        125,396
Deferred income taxes                                              920,943        882,779
Regulatory liabilities                                              78,743         80,354
Adverse power purchase commitments                                 303,935        328,830
Other                                                               99,526         82,630
--------------------------------------------------------------------------------------------

                                                                 1,520,118      1,499,989
Commitments and contingencies (Note P)
Total                                                          $ 6,852,441     $6,535,195
--------------------------------------------------------------------------------------------



*Certain amounts have been reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.


                                                        Allegheny Energy, Inc.



CONSOLIDATED STATEMENT OF CAPITALIZATION
Allegheny Energy, Inc.

                                                Thousands of dollars       Capitalization
                                                                               ratios
As of December 31                                  1999      1998           1999    1998
--------------------------------------------------------------------------------------------

Common stock:
Common stock of Allegheny Energy, Inc.--
  $1.25 par value per share,
   260,000,000 shares authorized,
   122,436,317 shares issued,
   110,436,317 shares outstanding             $  153,045  $  153,045
Other paid-in capital                          1,044,085   1,044,085
Retained earnings                                896,602     836,759
Treasury stock (at cost)--
12,000,000 shares                               (398,407)
--------------------------------------------------------------------------------------------

  Total                                        1,695,325   2,033,889        42.1%   46.4%
--------------------------------------------------------------------------------------------


Preferred stock of subsidiaries-cumulative, par value
  $100 per share, authorized 38,878,611 shares:


                  December 31, 1999
            --------------------------------
              Shares    Regular Call Price
 Series     Outstanding     Per Share
---------------------------------------------
 4.40-4.80%  190,000    $103.50 to $106.50        19,000      65,086
 $5.88-$7.73 550,000    $100.00 to $102.86        55,000      65,000
 Auction                                                      40,000
--------------------------------------------------------------------------------------------

  Total (annual dividend requirements $5,037)     74,000     170,086         1.9%    3.9%
--------------------------------------------------------------------------------------------



Long-term debt and QUIDS of subsidiaries:

First mortgage bonds:       December 31, 1999
      Maturity               Interest Rate--%
----------------------     ---------------------


  2000                        5 5/8 - 5 7/8      140,000     140,000
  2002-2004                       7 3/8           25,000     175,000
  2006-2007                   7 1/4 - 8           75,000     120,000
  2021-2025                   7 5/8 - 8 5/8      480,000     810,000

Transition bonds due 2000-2008 6.32 - 6.98       600,000
Debentures due 2003-2023      5 5/8 - 6 7/8      150,000     150,000
Quarterly Income Debt
 Securities due 2025              8.00           155,457     155,457
Secured notes due 2003-2029    4.70 - 6.875      399,130     368,300
Unsecured notes due 2002-2012  4.35 - 5.10        23,695      23,695
Installment purchase
 obligations due 2003             4.50            19,100      19,100
Medium-term debt due 2001-2010 5.56 - 7.36       401,025     237,025
Unamortized debt discount and premium, net       (13,937)    (19,289)
--------------------------------------------------------------------------------------------

  Total (annual interest requirements $165,938) 2,454,470   2,179,288
--------------------------------------------------------------------------------------------

    Less amounts on deposit with trustees        (10,273)
    Less current maturities                     (189,734)
--------------------------------------------------------------------------------------------

  Total                                         2,254,463     2,179,288     56.0%   49.7%
--------------------------------------------------------------------------------------------

Total capitalization                           $4,023,788    $4,383,263    100.0%  100.0%
--------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                                                        Allegheny Energy, Inc.



CONSOLIDATED STATEMENT OF COMMON EQUITY
Allegheny Energy, Inc.


                                                                   Thousands of Dollars
                                           -------------------------------------------------

                                                            Other       Retained                   Total
                                Shares         Common      Paid-In      Earnings     Treasury      Common
Year ended December 31        Outstanding       Stock      Capital      (Note H)      Stock        Equity
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 1997    121,840,327     $ 152,300   $1,028,124   $988,667                 $2,169,091
-----------------------------------------------------------------------------------------------------------
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
  Purchase Plan, Employee Stock
   Ownership and Savings Plan,
   and Performance Share Plan     595,990           745      15,961                                 16,706
Consolidated net income                                                 281,296                    281,296
Dividends on common stock of
 the Company (declared)                                                (210,195)                  (210,195)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   122,436,317    $ 153,045   $1,044,085 $1,059,768                 $2,256,898
-----------------------------------------------------------------------------------------------------------
Consolidated net loss                                                   (12,418)                   (12,418)
Dividends on common stock of the
 Company (declared)                                                    (210,591)                  (210,591)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   122,436,317    $ 153,045   $1,044,085   $836,759                 $2,033,889
-----------------------------------------------------------------------------------------------------------
Consolidated net income                                                 258,421                    258,421
Treasury stock                 (12,000,000)                                       $(398,407)      (398,407)
Dividends on common stock
 of the Company (declared)                                             (198,578)                  (198,578)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999   110,436,317    $ 153,045   $1,044,085   $896,602   $(398,407)    $1,695,325
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                        Allegheny Energy, Inc.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allegheny Energy, Inc.

(These notes are an integral part of the consolidated financial statements.)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allegheny Energy, Inc. (the Company) is a utility holding company and its principal business segments are utility and nonutility operations. The utility subsidiaries, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the generation (except West Penn), purchase, transmission, distribution, and sale of electric energy and are subject to federal and state regulation including the Public Utility Holding Company Act of 1935 (PUHCA). The markets for the subsidiaries' regulated electric retail sales are in Pennsylvania, West Virginia, Maryland, Virginia, and Ohio. In 1999, revenues from the 50 largest electric utility customers provided approximately 15% of the consolidated retail revenues. Nonutility operations consist of the Company's unregulated energy supply business, with the primary objective of selling electricity into the competitive marketplace, and Allegheny Ventures, Inc. (Allegheny Ventures), a wholly owned subsidiary which develops new business opportunities, with an emphasis on telecommunications and energy-related products and services. Unregulated energy supply includes the Company's existing generation as deregulation is implemented in the five states where the Company's traditional utility business has operated and new generating capacity to be constructed or acquired by the Company. In November 1999, the Company formed Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), a wholly owned nonutility generating subsidiary, to consolidate its unregulated energy supply business.

Allegheny Energy Supply was formed when West Penn transferred its deregulated generating capacity of 3,778 megawatts (MW) at book value to Allegheny Energy Supply, as allowed by the final settlement in West Penn's Pennsylvania restructuring case. Allegheny Energy Supply also purchased from AYP Energy, Inc. (AYP Energy) its 276 MW of merchant capacity at Fort Martin Unit No. 1.

The Company's nonutility subsidiaries operate primarily in the Mid-Atlantic region. In 1999, 82% of nonutility revenues were from bulk power sales. Nonutility operations may be subject to federal regulation, but are not subject to state regulation of rates.

See Note B for significant changes in the Pennsylvania and Maryland regulatory environment. Certain amounts in the December 31, 1998, consolidated balance sheet and in the December 31, 1998, and 1997 consolidated statement of cash flows have been reclassified for comparative purposes. Significant accounting policies of the Company and its subsidiaries are summarized below.

Consolidation The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions.

                                                        Allegheny Energy, Inc.



Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers. Revenues from nonutility activities are recorded in the period earned.

Deferred Power Costs, Net The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures in Maryland, Ohio, Virginia, and West Virginia. West Penn discontinued this practice in Pennsylvania, effective May 1, 1997, and Potomac Edison will discontinue this practice in Maryland, effective July 1, 2000.

Property, Plant, and Equipment Utility property, plant, and equipment are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Costs include direct labor and material; allowance for funds used during construction on utility property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable utility property units retired, plus removal costs less salvage, are charged to accumulated depreciation by the utility subsidiaries that apply the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Nonutility property, plant, and equipment are stated at original cost for self-constructed assets. Property acquired from others is stated at fair market value when acquired. West Penn transferred its deregulated generation plant to Allegheny Energy Supply at book value. Nonutility property is depreciated by the straight-line method over its estimated useful life.

For the nonutility subsidiaries, the cost and accumulated depreciation of property, plant, and equipment retired or otherwise disposed of are removed from related accounts and included in the determination of the gain or loss on disposition.

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a project's completion.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest AFUDC, an item that does not represent current cash income, is defined in

                                                        Allegheny Energy, Inc.


applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized by the utility subsidiaries as a cost of utility property, plant, and equipment. Rates used by the utility subsidiaries for computing AFUDC in 1999, 1998, and 1997 averaged 6.83%, 7.78%, and 8.59%, respectively.

For nonutility construction, which began after January 1, 1998, the Company capitalizes interest costs in accordance with SFAS No. 34, "Capitalizing Interest Costs." The interest capitalization rates in 1999 and 1998 were 7.14% and 7.45%, respectively.

Depreciation and Maintenance Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.2% of average depreciable property in 1999 and 3.3% in each of the years 1998 and 1997. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Investments The Company records the acquisition cost in excess of net assets acquired as an investment in goodwill. Goodwill recorded prior to 1966 is not being amortized because, in management's opinion, there has been no reduction in its value. Goodwill related to the acquisition of West Virginia Power Company in December 1999 will be amortized over 40 years.

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

Regulatory Assets and Liabilities In accordance with SFAS No. 71, the Company's consolidated financial statements include certain assets and liabilities resulting from cost-based ratemaking regulation.

Income Taxes Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

Postretirement Benefits The Company's subsidiaries have a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and

                                                        Allegheny Energy, Inc.


compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed income securities, short-term investments, and insurance contracts.

The Company's subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993. The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Comprehensive Income SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

NOTE B: INDUSTRY RESTRUCTURING

Maryland Deregulation On September 23, 1999, Potomac Edison filed a settlement agreement (covering its stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland Public Service Commission (Maryland PSC). The agreement was signed by all parties active in the case, except Eastalco, which stated that it would not oppose it. The settlement agreement, which was approved by the Maryland PSC on December 23, 1999, includes the following provisions:

-- The ability for nearly all of our 211,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.

-- The transfer of Potomac Edison's Maryland jurisdictional generating assets to a nonutility affiliate at book value as of July 1, 2000.

-- A reduction in base rates of 7% ($10.4 million each year totaling $72.8 million) for residential customers from 2002 through 2008. A reduction in base rates of one-half of 1% ($1.5 million each year totaling $10.5 million) for the majority of commercial and industrial customers from 2002 through 2008.

-- Standard Offer Service (provider of last resort) will be provided to residential customers during a transition period from July 1, 2000, to December 31, 2008, and to all other customers during a transition period of July 1, 2000, to December 31, 2004.

-- A cap on generation rates for residential customers from 2002 through 2008.
   Generation rates for non-residential customers are capped from 2002 through 2004.

                                                        Allegheny Energy, Inc.



* A cap on transmission and distribution rates for all customers from 2002 through 2004.

* Unless Potomac Edison is subject to significant changes that would materially affect Potomac Edison's financial condition, the parties agree not to seek a reduction in rates which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of the contract to buy generation from the AES Warrior Run cogeneration facility.

* The establishment of a fund (not to exceed $.001 per kilowatt-hour (kWh) for residential customers) for the development and use of energy-efficient technologies.

The Maryland PSC on December 23, 1999, also approved Potomac Edison's unbundled rates covering the period 2000 through 2008.

Pennsylvania Deregulation In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy supply market. Approximately 45% of the Company's retail revenues were from its Pennsylvania subsidiary, West Penn. On August 1, 1997, West Penn filed with the Pennsylvania Public Utility Commission (Pennsylvania PUC) a comprehensive restructuring plan to implement full customer choice of electricity suppliers as required by the Customer Choice Act. The filing included a plan for recovery of transition costs through a Competitive Transition Charge (CTC).

On May 29, 1998 (as amended on November 19, 1998), the Pennsylvania PUC granted final approval to West Penn's restructuring plan, which included the following provisions:

* Established an average shopping credit for West Penn customers who shop for the generation portion of electricity services.

* Provided two-thirds of West Penn's customers the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.

* Required a rate refund from 1998 revenue (about $25 million) via a 2.5% rate decrease throughout 1999, accomplished by an equal percentage decrease for each rate class.

* Provided that customers have the option of buying electricity from West Penn at capped generation rates through 2008, and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to certain increases as provided for in the Public Utility Code.

* Prohibited complaints challenging West Penn's regulated transmission and distribution rates through 2005.

                                                        Allegheny Energy, Inc.


* Provided about $15 million of West Penn funding for the development and use of renewable energy and clean energy technologies, energy conservation, energy efficiency, etc.

* Permitted recovery of $670 million in transition costs plus return over 10 years beginning in January 1999 for West Penn.

* Allowed for income recognition of transition cost recovery in the earlier years of the transition period to reflect the Pennsylvania PUC's projections that electricity market prices are lower in the earlier years.

* Granted West Penn's application to issue bonds to securitize up to $670 million in transition costs and to provide 75% of the associated savings to customers, with 25% available to shareholders.

* Authorized the transfer of West Penn's generating assets to a nonutility affiliate at book value. Subject to certain time-limited exceptions, the nonutility business can compete in the unregulated energy market in Pennsylvania.

As a result of the May 29, 1998, Pennsylvania PUC order and the November 19, 1998, settlement agreement, an extraordinary charge of $466.9 million ($275.4 million after taxes) was recorded in 1998 to reflect a write-off of costs determined to be unrecoverable in connection with the deregulation proceedings in Pennsylvania. 1998 also reflects additional charges of $40.3 million ($23.7 million after taxes) related to the West Penn revenue refund and energy program payments. See Note C for additional details.

Starting in 1999, West Penn unbundled its rates to reflect separate prices for the supply charge, the CTC, and transmission and distribution charges. While supply is open to competition, West Penn continues to provide regulated transmission and distribution services to customers in its service area at rates approved by the Pennsylvania PUC and the Federal Energy Regulatory Commission (FERC). West Penn is the electricity provider of last resort for those customers who decide not to choose another electricity supplier.

The Pennsylvania PUC order authorized annual recovery of "transition costs" from distribution customers as follows:

                 Amount
Year     (Millions of dollars)
-------------------------------
1999            $ 122
2000              121
2001              115
2002              113
2003              112
2004              104
2005               99
2006               98
2007               97
2008               97
-------------------------------

                                                        Allegheny Energy, Inc.


These amounts represent the recovery of $670 million in transition costs plus a return on the unrecovered investment.

Actual transition revenues billed to customers in 1999 totaled $101 million. The Company has recorded a regulatory asset of $20 million for the difference in the authorized CTC revenues, adjusted for $1 million securitization savings to be shared with customers, and the actual transition revenues billed to customers. The Pennsylvania PUC has approved the recovery of this regulatory asset through a true-up mechanism currently in process.

The order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

                 Amount
Year     (Millions of dollars)
-------------------------------
1999            $ 25
2000              45
2001              60
2002              50
-------------------------------

To the extent that West Penn records any or all of the Additional CTC Regulatory Asset, it will be amortized in 2005 through 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on West Penn during the years 1999 to 2002. No Additional CTC Regulatory Asset was recorded by West Penn as of December 31, 1999.

Prior to 1999, the Pennsylvania Customer Choice Act, required all electric utilities in Pennsylvania to establish and administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose an electricity supplier other than their own local franchise utility. The pilot programs began on November 1, 1997, and continued through December 31, 1998. As ordered by the Pennsylvania PUC, pilot participants received an energy credit to their bills from their local utility and paid an alternate supplier for energy. To assure participation in the pilot program, the credit established by the Pennsylvania PUC was artificially high (greater than West Penn's generation costs), with the result that West Penn suffered a loss of $8.6 million. West Penn mitigated the loss by competing for sales to pilot participants of other utilities as an alternate supplier. The Pennsylvania PUC approved West Penn's pilot compliance filing and thus has indicated its intent to treat the net revenue loss as a regulatory asset subject to review and potential rate recovery. Accordingly, West Penn deferred the net revenue loss as a regulatory asset.

On August 12, 1999, West Penn filed its Competitive Transition Charge Reconciliation Statement pursuant to the settlement agreement approved by the Pennsylvania PUC. The reconciliation shows a seven-month under-collection and its potential effects on the CTC rate effective January 1, 2000. The seven-

                                                        Allegheny Energy, Inc.


month transition cost under-collection for the period ended July 31, 1999, was $15.9 million.

On November 2, 1999, West Penn, the Office of Consumer Advocate, West Penn Industrial Intervenors, and the Commission's Office of Trial Staff filed a Joint Petition for Approval of Settlement Agreement. The agreement proposed that West Penn use the savings from securitization during the remainder of 1999 and during 2000 to recover the existing 1999 CTC underrecovery and the expected increase in year 2000 CTC underrecovery due to lower than projected energy sales. On December 16, 1999, the Pennsylvania PUC approved the joint petition for settlement allowing West Penn to collect the 1999 CTC underrecovery.

NOTE C: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

On December 23, 1999, the Maryland PSC approved a settlement agreement dated September 23, 1999, setting forth the transition plan to deregulate electric generation for Potomac Edison's Maryland jurisdiction. As required by EITF 97-4, Potomac Edison discontinued the application of SFAS No. 71 for its Maryland jurisdiction electric generation operations in the fourth quarter of 1999. As a result, Potomac Edison recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $26.9 million ($17.0 million after taxes), reflecting the impairment of certain generating assets as determined under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," based on the expected future cash flows and net regulatory assets associated with generating assets that will not be collected from customers as shown below:

(Millions of dollars)                        Gross   Net-of-Tax
-------------------------------------------------------------------
Impaired generating assets                   $14.5     $  9.9
Net regulatory assets                         12.4        7.1
-------------------------------------------------------------------
  Total 1999 extraordinary charge            $26.9     $ 17.0
-------------------------------------------------------------------


On May 29, 1998, the Pennsylvania PUC issued an order approving a transition plan for West Penn. This order was subsequently amended by a settlement agreement approved by the Pennsylvania PUC on November 19, 1998. Based on the Pennsylvania PUC order and subsequent settlement agreement, West Penn discontinued the application of SFAS No. 71 to its generation operations in the second quarter of 1998.

                                                        Allegheny Energy, Inc.


West Penn recorded under the provisions of SFAS No. 101 an extraordinary charge of $466.9 million ($275.4 million after taxes) in 1998 to reflect the disallowances of certain costs in the Pennsylvania PUC's May 29, 1998, order, as revised by the Pennsylvania PUC-approved November 19, 1998, settlement agreement. The charge reflects adverse power purchase commitments (commitments to purchase power at prices above market prices for electricity), the impairment of the investment in the Bath County pumped-storage plant, and net regulatory assets that will not be collected from customers under the Pennsylvania PUC's order and settlement agreement as follows:

(Millions of dollars)                        Gross   Net-of-Tax
-------------------------------------------------------------------
AES Beaver Valley nonutility
 generation contract                       $ 197.5    $ 116.5
Impairment of Bath County
 pumped-storage plant                        165.6       97.7
Net regulatory assets                        103.8       61.2
-------------------------------------------------------------------
Total 1998 extraordinary charge            $ 466.9    $ 275.4
-------------------------------------------------------------------


On December 31, 1999, the Company's reserve for adverse power purchase commitments was $328.8 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

See Note B for additional information regarding the transition plans approved in Maryland and Pennsylvania.

In addition to the 1998 extraordinary charge, West Penn recorded an additional charge against income in 1998 of $40.3 million ($23.7 million after taxes) associated with a rate refund and development of renewable energy programs as required by the Pennsylvania settlement agreement.

The Consolidated Balance Sheet includes the amounts listed below for assets, primarily generation, not subject to SFAS No. 71.

                                                          December     December
(Millions of dollars)                                       1999         1998
--------------------------------------------------------------------------------

Property, plant, and equipment at original cost          $ 2,690.1    $ 1,969.6
Amounts under construction included above                    101.8         39.2
Accumulated depreciation                                  (1,239.0)      (870.8)
--------------------------------------------------------------------------------

                                                        Allegheny Energy, Inc.



NOTE D: PROPOSED MERGER

On April 7, 1997, the Company and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction (Merger Agreement).

At separate meetings held on August 7, 1997, the shareholders of the Company and DQE approved the merger. The Company and DQE made all necessary regulatory filings. Since then, the Company and DQE received approval of the merger from the Nuclear Regulatory Commission, the Pennsylvania PUC, and the FERC. The Pennsylvania PUC and the FERC approvals were subject to conditions acceptable to the Company. In addition, while not required, the Maryland PSC and the Public Utilities Commission of Ohio have indicated their approval.

On October 5, 1998, DQE notified the Company that it had unilaterally decided to terminate the merger. In response, the Company filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. The District Court held a trial on October 20 through 28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether the Company is entitled to specific performance.

On December 3, 1999, the Court handed down a decision which found that DQE did not breach the April 1997 Merger Agreement. The Court accordingly found in favor of DQE and granted judgment in favor of DQE on all claims and all requests for injunctive relief. On December 14, 1999, the Company appealed the District Court's judgment to the United States Court of Appeals for the Third Circuit, and, on December 16, 1999, the Company filed a Motion for Expedited Treatment of the Appeal requesting that briefings be completed by February 25, 2000, and that arguments be scheduled promptly following the completion of briefings. On December 29, 1999, the Third Circuit granted the Motion for Expedited Treatment.

As a result of the December 3, 1999, Court decision, the Company recorded a charge against income of $19.7 million ($11.8 million after taxes) in the fourth quarter of 1999 for merger-related costs previously deferred.

NOTE E: ACQUISITIONS

In December 1999, Monongahela Power acquired the assets of West Virginia Power for approximately $95 million. In conjunction with this acquisition, the Company purchased the assets of a heating, ventilation, and air conditioning business for $2.1 million. The acquisition increased property, plant, and equipment and accumulated depreciation by $105.0 million and $35.4 million, respectively. Also, $27.5 million was recorded as the excess of cost over net assets acquired.

In December 1999, Monongahela Power agreed to acquire Mountaineer Gas Company for $323 million, which includes the assumption of approximately $100 million of existing debt. Completion of the transaction is conditioned upon, among other things, certain regulatory approvals which may be obtained by mid-2000.

                                                        Allegheny Energy, Inc.


NOTE F: EXTRAORDINARY CHARGE ON LOSS ON REACQUIRED DEBT

During 1999, West Penn reacquired $525 million of outstanding first mortgage bonds and recorded a loss of $17.0 million ($10.0 million after taxes) associated with this transaction. In accordance with Accounting Principles Board
(APB) Opinion

No. 26, "Early Extinguishment of Debt," and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," this amount is classified as an extraordinary item in the consolidated statement of income.

NOTE G: INCOME TAXES

Details of federal and state income tax provisions are:



(Thousands of dollars)                                     1999         1998         1997
-------------------------------------------------------------------------------------------
Income taxes-current:
  Federal                                               $100,724     $114,319     $ 87,394
  State                                                   26,156       33,385       23,960
-------------------------------------------------------------------------------------------
    Total                                                126,880      147,704      111,354
Income taxes-deferred, net of amortization                48,461       28,920       74,565
Income taxes-deferred, extraordinary charge              (16,885)    (191,480)
Amortization of deferred investment credit                (8,426)      (7,922)      (8,203)
-------------------------------------------------------------------------------------------
    Total income taxes                                   150,030      (22,778)     177,716
Income taxes-charged to other income and deductions       (2,474)        (306)      (9,643)
Income taxes-credited to extraordinary charge             16,885      191,480
-------------------------------------------------------------------------------------------
Income taxes-charged to operating income                $164,441     $168,396     $168,073
-------------------------------------------------------------------------------------------




The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:



                                                        Allegheny Energy, Inc.


(Thousands of dollars)                                    1999          1998        1997
--------------------------------------------------------------------------------------------

Income before preferred stock dividends
 and redemption premiums,
 income taxes, and extraordinary charge                 $460,793      $440,655    $458,649
--------------------------------------------------------------------------------------------
Amount so produced                                      $161,278      $154,229    $160,527
Increased (decreased) for:
  Tax deductions for which deferred
   tax was not provided:
     Lower tax depreciation                                6,500        6,700       14,200
     Plant removal costs                                  (9,100)      (2,400)      (1,700)
State income tax, net of federal income tax benefit       14,100       20,200       11,700
Amortization of deferred investment credit                (8,426)      (7,922)      (8,203)
Other, net                                                    89       (2,411)      (8,451)
--------------------------------------------------------------------------------------------

    Total                                               $164,441     $168,396     $168,073
--------------------------------------------------------------------------------------------




The provision for income taxes for the extraordinary charges is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:

(Thousands of dollars)                                   1999           1998
-----------------------------------------------------------------------------
Extraordinary charge before income taxes           $    43,853     $  466,905
-----------------------------------------------------------------------------
Amount so produced                                 $    15,349     $  163,417
Increased for state income tax,
 net of federal income tax benefit                       1,536         28,063
-----------------------------------------------------------------------------
    Total                                          $    16,885     $  191,480
-----------------------------------------------------------------------------

Federal income tax returns through 1995 have been examined and substantially settled. At December 31, the deferred tax assets and liabilities consisted of the following:

                                                        Allegheny Energy, Inc.





(Thousands of dollars)                                               1999         1998
-----------------------------------------------------------------------------------------
Deferred tax assets:
  Recovery of transition costs                                  $  141,844    $  154,530
  Unamortized investment tax credit                                 72,845        77,213
  Tax interest capitalized                                          35,760        35,375
  Postretirement benefits other than pensions                       31,662        31,047
  Contributions in aid of construction                              23,387        23,643
  Unbilled revenue                                                  13,105        13,380
  Revenue refund                                                                  10,301
  Deferred power costs, net                                         16,741         8,736
  Reserve for uncollectibles                                        10,044         7,904
  Other                                                             47,472        39,878
-----------------------------------------------------------------------------------------

                                                                   392,860       402,007
----------------------------------------------------------------------------------------

Deferred tax liabilities:
  Book vs. tax plant basis differences, net                      1,207,465     1,174,453
  Other                                                             75,861        88,465
-----------------------------------------------------------------------------------------

                                                                 1,283,326     1,262,918
----------------------------------------------------------------------------------------
Total net deferred tax liabilities                                 890,466       860,911
Portion above included in current assets                            30,477        21,868
----------------------------------------------------------------------------------------
Total long-term net deferred tax liabilities                    $  920,943    $  882,779
----------------------------------------------------------------------------------------



NOTE H: DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of Monongahela Power contain dividend restrictions under the most restrictive of which $68,974,000 of the Company's consolidated retained earnings at December 31, 1999, is not available for cash dividends on Monongahela Power's common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by Monongahela Power as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE I: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Net periodic (credit) cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, of which approximately 30% was (credited) charged to plant construction, included the following components:

                                                        Allegheny Energy, Inc.



                                                                  Postretirement Benefits
                                         Pension Benefits           Other Than Pensions
--------------------------------------------------------------------------------------------

(Thousands of dollars)               1999      1998     1997      1999      1998    1997
--------------------------------------------------------------------------------------------

Components of net
periodic (credit) cost:
  Service cost                     $15,350  $ 14,316  $12,435  $  2,677  $2,566  $ 2,619
  Interest cost                     47,068    46,743   43,060    13,418  14,346   15,244
  Expected return on plan assets   (65,456)  (61,280) (57,404)   (6,217) (6,163)  (4,705)
  Amortization of unrecognized
   transition (asset) obligation    (3,146)   (3,146)  (3,146)    6,433   6,433    6,433
  Amortization of prior service cost 2,386     2,360    1,441
  Recognized net actuarial gain                                    (119)
--------------------------------------------------------------------------------------------
    Periodic (credit) cost          (3,798)   (1,007)  (3,614)   16,192  17,182   19,591
Reversal of previous deferrals                   760      760
--------------------------------------------------------------------------------------------
Net periodic (credit) cost        $ (3,798) $   (247) $(2,854)  $16,192 $17,182  $19,591
--------------------------------------------------------------------------------------------

The discount rates and rates of compensation increases used in determining the benefit obligations at September 30, 1999, 1998, and 1997, and the expected long-term rate of return on assets in each of the years 1999, 1998, and 1997 were as follows:

                                    1999     1998      1997      1999      1998     1997
------------------------------------------------------------------------------------------
Discount rate                      7.50%     7.00%     7.25%     7.50%     7.00%    7.25%
Expected return on plan assets     9.00%     9.00%     9.00%     8.25%     8.25%    8.25%
Rate of compensation increase      4.50%     4.00%     4.25%     4.50%     4.00%    4.25%
-------------------------------------------------------------------------------------------



For postretirement benefits other than pensions measurement purposes, a health care cost trend rate of 6.5% for 2000 and beyond and plan provisions which limit future medical and life insurance benefits were assumed. Because of the plan provisions which limit future benefits, the assumed health care cost trend rate has a limited effect on the amounts reported.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                   1-Percentage-Point    1-Percentage-Point
(Thousands of dollars)                                      Increase            Decrease
--------------------------------------------------------------------------------------------
Effect on total of service and interest cost components       $  300          $  (289)
Effect on postretirement benefit obligation                   $2,609          $(2,635)
--------------------------------------------------------------------------------------------


                                                        Allegheny Energy, Inc.


The amounts (prepaid) accrued at December 31, using a measurement date of September 30, included the following components:



                                                                     Postretirement Benefits
                                                 Pension Benefits      Other Than Pensions
(Thousands of dollars)                          1999         1998        1999       1998
--------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year    $692,937    $ 664,695    $196,282    $202,274
  Service cost                                 15,350       14,316       2,677       2,566
  Interest cost                                47,068       46,743      13,418      14,346
  Plan amendments                                              360
  Actuarial (gain) loss                       (21,369)       8,573     (20,159)    (14,296)
  Benefits paid                               (42,458)     (41,750)    (10,894)     (8,608)
    Benefit obligation at December 31         691,528      692,937     181,324     196,282
--------------------------------------------------------------------------------------------

Change in plan assets:
  Fair value of plan assets
   at beginning of year                       801,348      786,159      74,773      73,363
  Actual return on plan assets                 50,914       49,091      10,864         965
  Employer contribution                         7,848        7,848       4,406       2,451
  Benefits paid                               (42,458)     (41,750)     (5,766)    (2,006)
    Fair value of plan assets at December 31  817,652      801,348      84,277     74,773
-------------------------------------------------------------------------------------------

Plan assets (in excess of)
less than benefit obligation                 (126,124)    (108,411)     97,047    121,509
Unrecognized transition asset (obligation)      3,152        6,298     (83,627)   (90,060)
Unrecognized net actuarial gain               115,193      108,366      46,140     21,453
Unrecognized prior service
 cost due to plan amendments                  (20,428)     (22,814)
Fourth quarter contributions and benefit payments                       (6,203)    (5,227)
--------------------------------------------------------------------------------------------

 (Prepaid) accrued at December 31           $ (28,207)   $ (16,561)   $ 53,357   $ 47,675
--------------------------------------------------------------------------------------------




The pension unrecognized transition asset is being amortized over 14 years beginning January 1, 1987, and the postretirement benefits other than pensions unrecognized transition obligation is being amortized over 20 years beginning January 1, 1993.

NOTE J: STOCK-BASED COMPENSATION

Under the Company's Long-term Incentive Plan, options may be granted to officers and key employees. A total of 10 million shares of the Company's common stock have been authorized for issuance under the Long-term Incentive Plan. The Long-term Incentive Plan, which was implemented during 1998, provides vesting periods of one to seven years, with options remaining exercisable until 10 years from the date of grant. There were no exercisable options at December 31, 1999. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of stock options awarded under the Company's Long-term Incentive Plan equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. The information presented has been determined as if the stock options had been accounted for under the fair value method of that statement. The weighted average fair value of the 1999 options was $5.07 per share. The

                                                        Allegheny Energy, Inc.

fair values were estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions: risk-free interest rate was 6.24%, expected lives of 10 years, expected stock volatility of 22.83%, and dividend yield of 5.83%.

Under SFAS No. 123, pro-forma consolidated net income for common stock for the Company would be $258,166,000, or $255,000 less than the amount reported for 1999. On a pro-forma basis, the Company's 1999 basic and diluted earnings per share would remain at $2.22 per common share. There were no stock options issued prior to 1999. During 1999, the Company granted 1,119,200 stock options at a weighted average exercise price of $31.351. There were no stock options exercised or forfeited during 1999. A summary of the stock options outstanding at December 31, 1999, is as follows: range of exercise prices was $30.1875 to $33.8125, weighted average exercise price was $31.351, shares outstanding were 1,119,200, and average remaining contractual life was 10 years.

Under the Company's Long-term Incentive Plan (formerly the Performance Share
Plan), certain officers of the Company and its subsidiaries may receive awards based on meeting specific shareholder and customer performance rankings. The Company recognized compensation expense in 1999, 1998, and 1997 of $1.1 million, $2.0 million, and $1.1 million, respectively.

NOTE K: REGULATORY ASSETS AND LIABILITIES

Certain of the Company's utility operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the consolidated balance sheet at December 31 relate to:

                                                        Allegheny Energy, Inc.




(Thousands of dollars)                                                  1999        1998
--------------------------------------------------------------------------------------------

Long-term assets (liabilities), net:
  Income taxes, net                                                  $306,247     $317,745
  Pennsylvania stranded cost recovery (CTC)                           251,903      280,388
  Pennsylvania CTC true-up                                             20,004
  Pennsylvania pilot deferred revenue                                   9,040        6,726
  Postretirement benefits                                               6,229        6,229
  Pennsylvania tax increases                                            3,520
  Storm damage                                                            850        2,101
  Demand-side management                                                  184        8,157
  Deferred revenues                                                   (14,900)
  Other, net                                                            2,027        2,806
------------------------------------------------------------------------------------------
    Subtotal                                                          585,104      624,152
  Deferred power costs, net
   reported in other deferred charges/credits)                         (9,990)      (2,455)
-------------------------------------------------------------------------------------------

    Subtotal                                                          575,114      621,697
------------------------------------------------------------------------------------------
Current assets (liabilities), net
 (reported in other current assets/liabilities):
  CTC recovery                                                         23,957       17,372
  Income taxes, net                                                     1,847        1,847
  Deferred power costs, net                                           (12,880)       7,211
  Deferred revenues                                                   (19,949)
------------------------------------------------------------------------------------------
    Subtotal                                                           (7,025)      26,430
------------------------------------------------------------------------------------------
      Net regulatory assets                                          $568,089     $648,127
------------------------------------------------------------------------------------------



Future deregulation proceedings in Ohio, Virginia, and West Virginia may affect the ratemaking treatment of the net regulatory assets related to generation in these jurisdictions. See Notes B and C starting on pages 49 and 51, respectively, for a discussion of deregulation plans approved in Pennsylvania and Maryland. At this time, the Company cannot determine the effect of deregulation plans in Ohio, Virginia, and West Virginia.

NOTE L: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:



                                                      1999                     1998
                                            ------------------------   --------------------
                                              Carrying      Fair       Carrying      Fair
(Thousands of dollars)                         Amount      Value        Amount       Value
--------------------------------------------------------------------------------------------
Assets:
  Temporary cash investments                $   44,831  $   44,831  $      882    $      882
  Life insurance contracts                      94,168      94,168      87,468        87,468
Liabilities:
  Short-term debt                              641,095     641,095     258,837       258,837
  Long-term debt and QUIDS                   2,468,407   2,370,723   2,198,577     2,307,081
  Interest rate swap                                                     1,528         3,831
  Option contract for interest rate swap                                 5,717         5,717
--------------------------------------------------------------------------------------------





The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those

                                                        Allegheny Energy, Inc.

instruments. The fair value of the life insurance contracts was estimated based on cash surrender value. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The fair value of the swap and option contract was estimated based on the present value of future cash flows associated with these instruments. The swap and option were terminated in June 1999.

The Company had no financial instruments held or issued for trading purposes.

NOTE M: CAPITALIZATION

Common Stock In March 1999, the Company announced a stock repurchase program that authorized the repurchase of common stock worth up to $500 million from time to time at price levels the Company deems attractive. The Company purchased 12 million shares of its common stock in 1999 at an aggregate cost of $398.4 million.

Preferred Stock West Penn called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84-million five-year unsecured medium-term notes issued in the second quarter at a 6.375% coupon rate. Potomac Edison called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $.5 million on September 30, 1999, with funds on hand. Monongahela Power's outstanding preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS Maturities for long-term debt in thousands of dollars for the next five years are: 2000, $189,734; 2001, $187,283; 2002, $134,105;
2003, $250,071; and 2004, $157,714. Substantially all of the properties of Monongahela Power and Potomac Edison are held subject to the lien securing their first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. During 1999, West Penn reacquired all of its outstanding $525 million of first mortgage bonds.

In November 1999, West Penn Funding, LLC, issued $600 million of transition bonds as authorized by the Pennsylvania PUC (see Note B). The transition bonds are secured by the collection of transition costs through a nonbypassable charge to customers in the West Penn service area.

NOTE N: SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, lines of credit have been established with several banks. The Company and its regulated subsidiaries have fee arrangements on all of their lines of credit and no compensating balance requirements. At December 31, 1999, unused lines of credit with banks were $435 million. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

Short-term debt outstanding for 1999 and 1998 consisted of:

                                                        Allegheny Energy, Inc.



(Thousands of dollars)                                  1999              1998
------------------------------------------------------------------------------------
Balance and interest rate at end of year:
  Commercial paper                                $641,095 - 5.98%  $208,837 - 5.40%
  Notes payable to banks                                              50,000 - 5.40%
Average amount outstanding and interest rate during the year:
  Commercial paper                                 418,166 - 5.41%   171,393 - 5.60%
  Notes payable to banks                            25,098 - 5.22%    44,789 - 5.62%
------------------------------------------------------------------------------------


NOTE O: BUSINESS SEGMENTS

The Company's principal business segments are utility and nonutility operations. The utility subsidiaries, Monongahela Power, Potomac Edison, and West Penn, collectively now do business as Allegheny Power. Allegheny Power is involved in the delivery (transmission and distribution) and procurement of electric energy subject to federal and state traditional utility price regulation. Also, Allegheny Power is involved in generation of electric energy in jurisdictions which have not yet implemented deregulation of electric generation. Nonutility operations consist primarily of the Company's energy supply business, now Allegheny Energy Supply. Also included in nonutility operations is Allegheny Ventures, a wholly owned subsidiary of the Company, which develops new business opportunities, including telecommunications. Since January 1, 1999, the Company's supply business has the primary objective of selling the output of the West Penn generation that has been freed up by the Customer Choice Act in Pennsylvania and is no longer regulated by the Pennsylvania PUC. In November 1999, the Company formed a new nonutility generating company, Allegheny Energy Supply. West Penn transferred its deregulated generating capacity, which totaled 3,778 MW, at book value as allowed by the final settlement in West Penn's Pennsylvania restructuring case. Allegheny Energy Supply also purchased from AYP Energy its 276 MW of merchant capacity at Fort Martin Unit No. 1.

Business segment information for 1999, 1998, and 1997 is summarized below. Transactions between affiliates are recognized at prices which approximate market value. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.

                                                        Allegheny Energy, Inc.




(Thousands of dollars)                              1999            1998            1997
--------------------------------------------------------------------------------------------
Operating revenues:
  Utility                                       $2,273,727      $2,330,261        $2,286,175
  Nonutility                                       887,387         246,986            85,794
  Eliminations                                    (352,673)           (811)           (2,478)
Depreciation and amortization:
  Utility                                          197,955         264,609           259,145
  Nonutility                                        59,501           5,770             6,605
Federal and state income taxes:
  Utility                                          131,225         178,929           177,581
  Nonutility                                        33,216         (10,533)           (9,508)
Operating income:
  Utility                                          395,425         449,762           457,267
  Nonutility                                        79,222         (10,255)           (5,030)
Interest charges, preferred dividends,
 and preferred redemption premiums:
  Utility                                          160,934         176,073           182,564
  Nonutility                                        31,871          10,159            10,786
  Eliminations                                        (102)
Consolidated income before extraordinary charge:
  Utility                                          236,472         283,323           295,653
  Nonutility                                        48,917         (20,315)          (14,357)
Extraordinary charge, net:
  Utility                                           26,968         275,426
Identifiable assets:
  Utility                                        5,293,394       6,321,777         6,442,512
  Nonutility                                     1,559,047         213,418           211,579
Capital expenditures:
  Utility                                          266,205         229,362           284,648
  Utility-acquisition of businesses                 98,714
  Nonutility                                       147,160           6,205               829
--------------------------------------------------------------------------------------------




See Notes C and F for a discussion of extraordinary charges, net.

NOTE P: COMMITMENTS AND CONTINGENCIES

Construction and Capital Program The subsidiaries have entered into commitments for their construction and capital programs for which expenditures are estimated to be $419 million for 2000 and $431 million for 2001. In addition, in 2000, Monongahela Power plans to purchase Mountaineer Gas Company for approximately $323 million (which includes the assumption of approximately $100 million in existing debt). Construction expenditure levels in 2002 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Environmental Matters and Litigation The companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace

                                                        Allegheny Energy, Inc.


existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP) call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 1999 and must be implemented by May 1, 2003. However, the EPA's NOx SIP call regulation is currently under litigation in the District of Columbia Circuit Court of Appeals, and a decision is expected by spring 2000. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $370 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

On March 4, 1994, Monongahela Power, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties
(PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at December 31, 1999.

Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $5.8 million as of December 31, 1999, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply, Monongahela Power, and Potomac Edison. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of

                                                        Allegheny Energy, Inc.

public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, the Company and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Leases The Company's lease obligations as of December 31, 1999, and 1998 were not material.

REPORT OF MANAGEMENT

The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management's best estimates and judgments of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors, which consists of three outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.

Alan J. Noia

Chairman, President, and Chief Executive Officer

Michael P. Morrell

Senior Vice President and Chief Financial Officer

                                                    Monongahela Power Company




REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Shareholder of Monongahela Power Company

In our opinion, the accompanying balance sheets, statements of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Pittsburgh, Pennsylvania
February 3, 2000

                                                    Monongahela Power Company



STATEMENT OF INCOME



                                                                        YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                               1999        1998        1997

Electric Operating Revenues:
  Residential.....................................................$210,757     $200,896    $199,931
  Commercial...................................................... 130,052      126,464     118,825
  Industrial...................................................... 217,792      208,613     196,716
  Wholesale and other, including affiliates.......................  96,184       89,396      95,579
  Bulk power transactions, net....................................  18,550       19,753      17,260
    Total Operating Revenues...................................... 673,335      645,122     628,311

Operating Expenses:
  Operation:
    Fuel.......................................................... 145,236      143,993     141,340
    Purchased power and exchanges, net............................  98,774       95,617      98,266
    Deferred power costs, net.....................................  10,930       (8,452)    (10,027)
    Other.........................................................  90,625       82,637      75,908
  Maintenance.....................................................  63,993       67,033      70,561
  Depreciation and amortization...................................  60,905       58,610      56,593
  Taxes other than income taxes...................................  43,395       44,742      38,776
  Federal and state income taxes..................................  40,440       49,456      47,519
    Total Operating Expenses...................................... 554,298      533,636     518,936
    Operating Income.............................................. 119,037      111,486     109,375

Other Income and Deductions:
  Allowance for other than borrowed funds used during
    construction..................................................   1,059          376         570
  Other income, net...............................................   6,119        6,049       8,498
    Total Other Income and Deductions.............................   7,178        6,425       9,068
    Income Before Interest Charges................................ 126,215      117,911     118,443

Interest Charges:
  Interest on long-term debt......................................  31,963       32,363      36,076
  Other interest..................................................   2,640        3,790       2,654
  Allowance for borrowed funds used during construction...........    (715)        (667)       (816)
    Total Interest Charges........................................  33,888       35,486      37,914

Net Income........................................................$ 92,327     $ 82,425    $ 80,529



STATEMENT OF RETAINED EARNINGS





Balance at January 1..............................................$273,197     $243,939    $215,221
Add:
  Net income......................................................  92,327       82,425      80,529

                                                                   365,524      326,364     295,750

Deduct:
  Dividends on capital stock:
    Preferred stock...............................................   5,037        5,037       5,037
    Common stock..................................................  78,527       48,130      46,774
      Total Deductions............................................  83,564       53,167      51,811

Balance at December 31............................................$281,960     $273,197    $243,939


See accompanying notes to financial statements.

                                                   Monongahela Power Company



STATEMENT OF CASH FLOWS





                                                                        YEAR ENDED DECEMBER 31
(Thousands of Dollars                                                1999        1998*        1997*

Cash Flows from Operations:
  Net income...................................................... $ 92,327    $ 82,425    $ 80,529
  Depreciation and amortization...................................   60,905      58,610      56,593
  Deferred investment credit and income taxes, net................    4,701      14,827      18,139
  Deferred power costs, net.......................................   10,930      (8,452)    (10,027)
  Unconsolidated subsidiaries' dividends in excess of earnings....    2,972       9,301         988
  Allowance for other than borrowed funds used during
    construction..................................................   (1,059)       (376)       (570)
  Internal restructuring liability................................      -          (236)    (13,761)
  Write-off of generation project costs...........................    4,213         -           -
  Changes in certain current assets and liabilities:
    Accounts receivable, net......................................  (68,344)     (8,044)     (5,516)
    Materials and supplies........................................      354      (3,929)      1,878
    Accounts payable..............................................   69,751      12,249      (7,260)
    Prepayment....................................................  (10,000)        -           -
  Other, net......................................................    2,724       4,410      (3,857)

                                                                    169,474     160,785     117,136

Cash Flows from Investing:
  Construction expenditures (less allowance for other than
    borrowed funds used during construction)......................  (81,424)    (72,419)    (77,569)
  Acquisition of businesses.......................................  (96,597)        -          -

                                                                   (178,021)    (72,419)    (77,569)
Cash Flows from Financing:
  Issuance of long-term debt......................................  117,013      85,918         -
  Retirement of long-term debt....................................      -      (111,690)    (15,500)
  Funds on deposit with trustees..................................   (2,561)        -           -
  Short-term debt, net............................................  (49,000)     (7,829)     28,590
  Notes payable to affiliate......................................   28,650      (1,450)     (1,450)
  Dividends on capital stock:
    Preferred stock...............................................   (5,037)     (5,037)     (5,037)
    Common stock..................................................  (78,527)    (48,129)    (46,774)

                                                                     10,538     (88,217)    (40,171)


Net Change in Cash ...............................................    1,991         149        (604)
Cash at January 1................................................     1,835       1,686       2,290
Cash at December 31..............................................  $  3,826    $  1,835    $  1,686


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized).......................... $ 34,076    $ 33,041    $ 36,776
    Income taxes..................................................   42,315      33,361      28,282



*Certain amounts have been reclassified for comparative purposes.
 See accompanying notes to financial statements.

                                                   Monongahela Power Company

BALANCE SHEET




(Thousands of Dollars)                                                   DECEMBER 31

                                                                     1999          1998*
ASSETS


Property, Plant, and Equipment:
  Utility plant................................................  $2,126,482     $1,963,473
  Nonutility plant.............................................         983            746
  Construction work in progress................................      46,138         43,657

                                                                  2,173,603      2,007,876
  Accumulated depreciation.....................................    (958,867)      (883,915)
                                                                  1,214,736      1,123,961
Investments and Other Assets:
  Allegheny Generating Company--common stock at equity.........      41,713         44,624
  Excess of cost over net assets acquired......................      26,325

Other..........................................................         170            231
                                                                     68,208         44,855
Current Assets:

  Cash...........................................................     3,826          1,835
  Accounts receivable:
    Electric service...........................................      78,977         70,809
    Affiliated and other.......................................      87,345         25,552
    Allowance for uncollectible accounts.......................      (4,133)        (2,516)
  Materials and supplies--at average cost:
    Operating and construction.................................      22,127         21,942

    Fuel.........................................................    16,049         16,588
  Prepaid taxes................................................      23,320         19,627
  Other, including current portion of regulatory assets........       4,708         10,153

                                                                    232,219        163,990
Deferred Charges:
  Regulatory assets............................................     145,176        154,882
  Unamortized loss on reacquired debt..........................      16,810         17,826

Other..........................................................      16,569         14,250

                                                                    178,555        186,958
Total..........................................................  $1,693,718     $1,519,764


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital, and retained earnings...  $  578,951     $  570,188
  Preferred stock..............................................      74,000         74,000
  Long-term debt and QUIDS.....................................     503,741        453,917

                                                                  1,156,692      1,098,105
Current Liabilities:
  Short-term debt..............................................                     49,000
  Notes payables to affiliate..................................      28,650
  Long-term debt due within one year...........................      65,000
  Accounts payable.............................................      40,016         12,646
  Accounts payable to affiliates...............................      67,312         24,931
  Taxes accrued:
    Federal and state income...................................       2,260          6,277

    Other......................................................      24,235         23,192
  Interest accrued.............................................       5,883          7,692

  Other........................................................      11,647          9,438

                                                                    245,003        133,176
Deferred Credits and Other Liabilities:
  Unamortized investment credit................................      14,007         16,155
  Deferred income taxes........................................     248,987        247,230
  Regulatory liabilities.......................................      13,961         15,476

  Other........................................................      15,068          9,622

                                                                    292,023        288,483
Commitments and Contingencies (Note L)
Total..........................................................  $1,693,718     $1,519,764


*Certain amounts have been reclassified for comparative purposes.
 See accompanying notes to financial statements.

                                                    Monongahela Power Company


STATEMENT OF CAPITALIZATION



                                                                                 DECEMBER 31
                                                                     1999       1998         1999      1998
                                                                 (Thousands of Dollars)  (Capitalization Ratios)

Common Stock:
  Common stock--par value $50 per share, authorized


    8,000,000 shares, outstanding 5,891,000 shares....          $  294,550   $  294,550
  Other paid-in capital...............................               2,441        2,441
  Retained earnings...................................             281,960      273,197
      Total...........................................             578,951      570,188     50.0%     51.9%

Preferred Stock:
  Cumulative preferred stock--par value $100 per share, authorized 1,500,000 shares, outstanding as follows:

                   December 31, 1999
                                Regular
                  Shares      Call Price    Date of
    Series     Outstanding    Per Share      Issue
    4.40% ....    90,000        $106.50       1945                   9,000        9,000
    4.80% B...    40,000         105.25       1947                   4,000        4,000
    4.50% C...    60,000         103.50       1950                   6,000        6,000
    $6.28 D...    50,000         102.86       1967                   5,000        5,000
    $7.73 L...   500,000         100.00       1994                  50,000       50,000
      Total (annual dividend requirements $5,037)                   74,000       74,000       6.4      6.8

Long-Term Debt and QUIDS:
  First mortgage    Date of        Date       Date
  bonds:             Issue      Redeemable    Due
    5-5/8% ...        1993         2000       2000                  65,000       65,000
    7-3/8% ...        1992         2002       2002                  25,000       25,000
    7-1/4% ...        1992         2002       2007                  25,000       25,000
    8-5/8% ...        1991         2001       2021                  50,000       50,000
    8-3/8% ...        1992         2002       2022                  40,000       40,000
    7-5/8% ...        1995         2005       2025                  70,000       70,000

                                   December 31, 1999
                                     Interest Rate
  Quarterly Income Debt Securities
    due 2025......................         8.00%                    40,000       40,000
  Secured notes due 2007-2029.....     4.70%-6.875%                 81,750       74,050
  Unsecured notes due 2002-2012...     4.35%-5.10%                   6,060        6,060
  Installment purchase
    obligations due 2003..........        4.50%                     19,100       19,100
  Medium-term debt due 2003-2010..     5.56%-7.36%                 153,475       43,475
  Unamortized debt discount and premium, net..........              (4,083)      (3,768)
      Total (annual interest requirements $40,018)                 571,302      453,917
  Less amounts on deposit with trustees...............              (2,561)
  Less current maturities.............................             (65,000)
      Total...........................................             503,741      453,917      43.6          41.3

Total Capitalization..................................          $1,156,692   $1,098,105     100.0%        100.0%



See accompanying notes to financial statements.

                                                    Monongahela Power Company


NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monongahela Power Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company and its utility affiliates, The Potomac Edison Company and West Penn Power Company, collectively now doing business as Allegheny Power, are engaged in the generation (except West Penn), purchase, transmission, distribution, and sale of electric energy. The Company operates as a single utility segment in the states of West Virginia and Ohio.

Certain amounts in the December 31, 1998, balance sheets and in the December 31, 1998, and 1997 statement of cash flows have been reclassified for comparative purposes.

The Company is subject to regulation by the Securities and Exchange Commission (SEC), the Public Service Commission of West Virginia (W.Va. PSC), the Public Utilities Commission of Ohio (Ohio PUC), and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers.

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures in West Virginia and Ohio.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Costs include direct labor and material; allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

                                                    Monongahela Power Company


The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a project's completion.

Allowance for Funds Used During Construction (AFUDC)
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment. Rates used for computing AFUDC in 1999, 1998, and 1997 were 8.26%, 6.56%, and 7.55%, respectively. AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.1% of average depreciable property in each of the years 1999, 1998, and 1997. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expense when incurred.

Investments
The Company records the acquisition cost in excess of net assets acquired as an investment in goodwill. Goodwill related to the acquisition of West Virginia Power Company in December 1999 will be amortized over 40 years.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements include certain assets and liabilities resulting from cost-based ratemaking regulation.

Income Taxes
The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

                                                    Monongahela Power Company


Postretirement Benefits
All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of postretirement benefit costs. AESC provides a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed income securities, short-term investments, and insurance contracts.

AESC also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993. The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.


NOTE B:  ACQUISITIONS

In December 1999, the Company acquired the assets of West Virginia Power for approximately $95 million. The acquisition increased property, plant, and equipment and accumulated depreciation by $105.0 million and $35.4 million, respectively. Also, $26.3 million was recorded as the excess of cost over net assets acquired.

In December 1999, the Company agreed to acquire Mountaineer Gas Company for $323 million, which includes the assumption of approximately $100 million of existing debt. Completion of the transaction is conditioned upon, among other things, certain regulatory approvals which may be obtained by mid-2000.

                                                    Monongahela Power Company



NOTE C:  INCOME TAXES

Details of federal and state income tax provisions are:


(Thousands of Dollars)                       1999         1998         1997

Income taxes--current:
  Federal.............................    $27,391      $26,457       $21,812
  State...............................      8,637        8,135         7,455
    Total.............................     36,028       34,592        29,267
Income taxes--deferred, net of
  amortization........................      6,849       16,971        20,287
Amortization of deferred
  investment credit...................     (2,148)      (2,144)       (2,148)
    Total income taxes................     40,729       49,419        47,406
Income taxes--(charged) credited to
  other income and deductions.........       (289)          37           113
Income taxes--charged to operating
  income..............................    $40,440      $49,456       $47,519



The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate to financial accounting income, as set forth below:



(Thousands of Dollars)                       1999         1998         1997


Income before income taxes............   $132,769     $131,881      $128,048
Amount so produced....................   $ 46,469     $ 46,158      $ 44,817
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation..........      1,077        1,800         5,000
      Plant removal costs.............     (2,935)      (2,600)       (2,400)
  State income tax, net of federal
    income tax benefit................      4,968        4,400         3,600
  Amortization of deferred
    investment credit.................     (2,148)      (2,144)       (2,148)
  Equity in earnings of subsidiaries..     (1,984)      (2,100)       (3,000)
  Other, net..........................     (5,007)       3,942         1,650
    Total.............................   $ 40,440     $ 49,456      $ 47,519



Federal income tax returns through 1995 have been examined and substantially settled.

                                                    Monongahela Power Company


At December 31, the deferred tax assets and liabilities consisted of the following:





(Thousands of Dollars)                                   1999         1998

Deferred tax assets:
  Unamortized investment tax credit...............     $ 9,264     $ 10,779
  Tax interest capitalized........................       4,216        4,269
  Contributions in aid of construction............       3,069        2,810
  Advances for construction.......................       2,024        2,097
  Internal restructuring..........................       1,810        1,810
  Deferred power costs, net.......................       2,254
  Other...........................................      16,280       14,358
                                                        38,917       36,123
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......     248,801      244,432
  Other...........................................      36,842       38,420
                                                       285,643      282,852

Total net deferred tax liabilities................     246,726      246,729
Portion above included in current assets..........       2,261          501
  Total long-term net deferred tax liabilities....    $248,987     $247,230



NOTE D:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $76,384,000 of the Company's retained earnings at December 31, 1999, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE E:  ALLEGHENY GENERATING COMPANY

The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

                                                    Monongahela Power Company


Following is a summary of financial information for AGC:



                                                         December 31
(Thousands of Dollars)                               1999          1998

Balance sheet information:
  Property, plant, and equipment...............    $601,717      $618,608
  Current assets...............................       7,261         5,857
  Deferred charges.............................      11,905        14,993
    Total assets...............................    $620,883      $639,458

  Total capitalization.........................    $303,422      $314,105
  Current liabilities..........................      65,463        75,849
  Deferred credits.............................     251,998       249,504
    Total capitalization and liabilities.......    $620,883      $639,458





                                                Year Ended December 31
     (Thousands of Dollars)                1999          1998         1997

Income statement information:
  Electric operating revenues.........    $70,592      $73,816      $76,458
  Operation and maintenance expense...      5,023        4,592        4,877
  Depreciation........................     16,980       16,949       17,000
  Taxes other than income taxes.......      4,510        4,662        4,835
  Federal income taxes................      9,997       10,959       11,213
  Interest charges....................     13,261       13,987       15,391
  Other income, net...................       (394)         (86)      (9,126)
    Net income........................    $21,215      $22,753      $32,268




The Company's share of the equity in earnings was $5.7 million, $6.1 million, and $8.7 million for 1999, 1998, and 1997, respectively, and is included in other income, net, on the Company's Statement of Income.

NOTE F:  POSTRETIREMENT BENEFITS

As described in Note A, the Company is responsible for its proportionate share of the cost of the pension plan and medical and life insurance plans for eligible employees and dependents provided by AESC. The Company's share of the (credits) costs of these plans, a portion of which (approximately 35%) was credited or charged to plant construction, is shown below:



(Thousands of Dollars)                       1999        1998       1997

Pension................................    $(1,037)    $  (356)  $(1,754)
Medical and life insurance.............    $ 4,806     $ 5,421   $ 3,706


                                         F-40







                                                    Monongahela Power Company


NOTE G:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Balance Sheet at December 31 relate to:



(Thousands of Dollars)                                 1999       1998

Long-term assets (liabilities), net:
  Income taxes, net..............................    $124,028   $130,878
  Postretirement benefits........................       4,937      4,937
  Storm damage...................................                  1,047
  Other, net.....................................       2,250      2,544
    Subtotal.....................................     131,215    139,406
Current assets (liabilities), net (reported in
     other current assets/liabilities):
  Income taxes, net..............................       1,847      1,847
  Deferred power costs, net......................      (5,021)     6,878
    Subtotal.....................................      (3,174)     8,725
      Net Regulatory Asset......................     $128,041   $148,131



Future deregulation proceedings in West Virginia and Ohio may affect the ratemaking treatment of the net regulatory assets related to generation in these jurisdictions. At this time, the Company cannot determine the effect of deregulation plans in West Virginia and Ohio.

NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:



                                    1999                     1998
                            Carrying       Fair       Carrying      Fair
(Thousands of Dollars)       Amount        Value       Amount      Value

Liabilities:
  Short-term debt.......    $ 28,650     $ 28,650     $ 49,000   $ 49,000
  Long-term debt and
    QUIDS...............     575,385      547,872      457,685    483,695


The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company had no financial instruments held or issued for trading purposes.

                                                    Monongahela Power Company


NOTE I:  CAPITALIZATION

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS
Maturities for long-term debt in thousands of dollars for the next five years are: 2000, $65,000; 2001, none; 2002, $27,060;
2003, $62,575; and 2004, none. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bonds series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE J:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $106 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1999 and 1998 consisted of:



(Thousands of Dollars)                          1999            1998

Balance and interest rate
  at end of year:


    Notes Payable to Banks.............                     $49,000-5.40%
    Money Pool.........................    $28,650-4.88%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper...................      1,156-4.79%     12,900-5.66%
    Notes Payable to Banks.............      5,636-5.05%     21,793-5.60%
    Money Pool.........................      2,009-5.05%      3,764-5.46%




NOTE K:  RELATED PARTY TRANSACTION

All of the employees of Allegheny Energy are employed by AESC, which performs services at cost for the Company and its affiliates in accordance with the PUHCA. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the years of 1999, 1998, and 1997 were $115.4 million, $95.6 million, and $78.8 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approvd by the FERC.

                                                    Monongahela Power Company


NOTE L:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction programs, for which expenditures are estimated to be $75 million for 2000 and $72 million for 2001. In addition, in 2000, the Company plans to purchase Mountaineer Gas Company for approximately $323 million (which includes the assumption of approximately $100 million in existing debt). Construction expenditure levels

                                                    Monongahela Power Company


in 2002 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide
(SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

West Virginia and Ohio Restructuring Activities

In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The W.Va. PSC on December 20, 1999, released for comment and hearings a modified version of a proposal submitted by members of the Task Force, including the Company and its affiliate, Potomac Edison, following the August 1999 hearings that could open full retail competition as early as January 1, 2001. The production of power would be deregulated and electricity rates would be frozen for four years with rates gradually transitioning to market rates over the six years thereafter. After hearings in January 2000, the W.Va. PSC submitted a restructuring plan endorsed by members of the Task Force, including the Company and Potomac Edison, to the Legislature for approval.

On June 22, 1999, the Ohio General Assembly passed legislation to restructure the electric utility industry. The Governor of Ohio added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC. On January 3, 2000, the Company filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on the Company's transition plan filing and issue a decision by October 2000.

The Ohio legislation stipulates that an entity independent of the utilities shall own or control transmission facilities after the start of competitive retail electric service on January 1, 2001, but not later than December 31, 2003. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped

                                                    Monongahela Power Company

customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources.

In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

                                                    Monongahela Power Company


At this time, the Company cannot determine the effect of deregulation plans that may be approved in West Virginia or Ohio. However, the approval of deregulation plans could have a material impact on the Company regarding potential impairment of electric generation assets and the Company's ability to recover generation-related regulatory assets.

Environmental Matters and Litigation
The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP) call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 1999, and must be implemented by May 1, 2003. However, the EPA's NOx SIP call regulation is currently under litigation in the District of Columbia Circuit Court of Appeals, and a decision is expected by Spring 2000. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $99 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

On March 4, 1994, the Company and its regulated affiliates received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company and its regulated affiliates' share of

                                                    Monongahela Power Company

the remediation costs based on the amount of materials sent to the site. However, the Company and its regulated affiliates estimate that their combined share of the cleanup liability will not exceed $1 million, which has been accrued by the Company and its regulated affiliates as a liability at December 31, 1999.

The Company and its regulated affiliates have also been named as defendants, along with multiple other defendants, in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $2.2 million as of December 31, 1999, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny Energy of their intent to commence civil actions against Allegheny Energy or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply

                                                    Monongahela Power Company


with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia and is now jointly owned by the Company and its affiliates, Allegheny Energy Supply Company and Potomac Edison. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, Allegheny Energy and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

Leases
The Company's lease obligations as of December 31, 1999, and 1998 were not material.

                                                    Monongahela Power Company




REPORT OF MANAGEMENT



The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management's best estimates and judgments of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors, which consists of three outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.


Alan J. Noia                                       Michael P.Morrell
Chairman and                                       Vice President and
Chief Executive Officer                            Chief Financial Officer

                                                  The Potomac Edison Company



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the Shareholder of The Potomac Edison Company


In our opinion, the accompanying balance sheets, statements of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1999, and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
February 3, 2000

                                          The Potomac Edison Company

STATEMENT OF INCOME


                                                            YEAR ENDED DECEMBER 31
(Thousands of Dollars)
                                                          1999        1998        1997

Electric Operating Revenues:
  Residential...........................................$330,299    $309,058    $299,876
  Commercial............................................ 168,469     156,973     148,287
  Industrial............................................ 212,205     206,638     198,174
  Wholesale and other, including affiliates.............. 17,712      38,426      38,857
  Bulk power transactions, net........................... 24,572      26,399      23,587
    Total Operating Revenues.............................753,257     737,494     708,781

Operating Expenses:
  Operation:
    Fuel.................................................138,194     143,124     140,206
    Purchased power and exchanges, net...................127,010     138,277     140,183
    Deferred power costs, net............................ 30,650       1,812      (4,944)
    Other................................................100,299      86,785      83,905
  Maintenance............................................ 57,257      52,186      56,815
  Depreciation and amortization.......................... 75,917      74,344      71,763
  Taxes other than income taxes.......................... 50,924      49,567      47,585
  Federal and state income taxes......................... 37,284      52,603      44,496
    Total Operating Expenses.............................617,535     598,698     580,009
    Operating Income.....................................135,722     138,796     128,772

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction..................................    748         597       1,716
  Other income, net......................................  7,770       9,297      13,976
    Total Other Income and Deductions....................  8,518       9,894      15,692
    Income Before Interest Charges and
      Extraordinary Charge.......                        144,240     148,690     144,464

Interest Charges:
  Interest on long-term debt............................. 42,870      46,010      47,659
  Other interest.........................................  2,032       2,177       2,164
  Allowance for borrowed funds used during construction.. (1,245)       (979)     (1,114)
    Total Interest Charges............................... 43,657      47,208      48,709

Income Before Extraordinary
Charge................................................  $100,583    $101,482    $ 95,755

Extraordinary Charge, Net.............................   (16,949)

Net Income............................................  $ 83,634    $101,482    $ 95,755



STATEMENT OF RETAINED EARNINGS

Balance at January 1................................... $312,522    $239,391    $227,726
Add:
  Net income...........................................   83,634     101,482      95,755

                                                         396,156     340,873     323,481
Deduct:
  Dividends on capital stock:
    Preferred stock....................................      545         818         818
    Common stock.......................................  145,055      27,533      83,272
  Cumulative preferred stock redemption premiums.......      524
      Total deductions.................................  146,124      28,351      84,090
Balance at December 31................................. $250,032    $312,522    $239,391



See accompanying notes to financial statements.

                                                  The Potomac Edison Company



STATEMENT OF CASH FLOWS


                                                            YEAR ENDED DECEMBER 31
(Thousands of Dollars)
                                                        1999        1998*        1997*

Cash Flows from Operations:
  Net income.........................................$  83,634   $ 101,482    $ 95,755
  Extraordinary charge, net of taxes.................   16,949         -           -
  Income before extraordinary charge.................  100,583     101,482      95,755
  Depreciation and amortization......................   75,917      74,344      71,763
  Deferred revenues..................................   34,849         -           -
  Deferred investment credit and income taxes, net...  (13,702)      8,682       5,984
  Deferred power costs, net..........................   30,650       1,812      (4,944)
  Unconsolidated subsidiaries'
    dividends in excess of earnings..................    3,080       9,607       1,058
  Allowance for other than borrowed funds used during
    construction.....................................     (748)       (597)     (1,716)
  Internal restructuring liability...................      -        (1,187)    (13,783)
  Write-off of generation project costs..............    5,344         -           -
  Changes in certain current assets and liabilities:
    Accounts receivable, net.........................    5,559       3,185      (1,905)
    Materials and supplies...........................    2,389      (4,462)       (764)
    Accounts payable.................................  (37,429)     14,889       9,826
  Other, net.........................................   (2,629)      8,065      10,020

                                                       203,863     215,820     171,294

Cash Flows from Investing:
  Construction expenditures (less allowance for other
    than borrowed funds used during construction)....  (90,874)    (59,928)    (76,582)

Cash Flows from Financing:
  Retirement of preferred stock......................  (16,902)        -           -
  Issuance of long-term debt.........................    9,300      33,200         -
  Retirement of long-term debt.......................      -       (86,655)       (800)
  Funds on deposit with trustee......................   (3,133)        -
  Short-term debt, net...............................      -           -        (7,497)
  Notes receivable from affiliates...................    9,300      (7,850)     (1,450)
  Notes receivable from subsidiary...................   66,750     (66,750)        -
  Dividends on capital stock:
    Preferred stock..................................     (545)       (818)       (818)
    Common stock..................................... (145,055)    (27,533)    (83,272)

                                                       (80,285)   (156,406)    (93,837)

Net Change in Cash and Temporary Cash Investments....   32,704        (514)        875
Cash at January 1....................................    1,805       2,319       1,444
Cash and temporary cash investments at December 31...$  34,509   $   1,805    $  2,319

Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized).............$  41,939   $  46,770    $ 47,642
    Income taxes.....................................   54,770      41,132      36,705




*Certain amounts have been reclassified for comparative purposes.
 See accompanying notes to financial statements.

                                                  The Potomac Edison Company

BALANCE SHEET


(Thousands of Dollars)

                                                                     DECEMBER 31
ASSETS
                                                                 1999           1998*
Property, Plant, and Equipment:
  Utility plant...............................................$2,264,783     $2,199,509
  Nonutility plant............................................     3,967          3,854
  Construction work in progress...............................    53,354         46,353
                                                               2,322,104      2,249,716
  Accumulated depreciation....................................  (998,710)      (926,840)

                                                               1,323,394      1,322,876
Investments and Other Assets:
  Allegheny Generating Company--common stock at equity........    43,258         46,277

  Other.........................................................     410            473

                                                                  43,668         46,750
Current Assets:
  Cash and temporary cash investments.........................    34,509          1,805
  Accounts receivable:
    Electric service..........................................    88,789         79,373
    Affiliated and other......................................    27,494         41,138
    Allowance for uncollectible accounts......................    (3,534)        (2,203)
  Notes receivable from affiliate.............................                    9,300
  Notes receivable from subsidiary............................                   66,750
  Materials and supplies--at average cost:
    Operating and construction................................    26,047         29,922
    Fuel......................................................    15,584         14,098
  Prepaid taxes...............................................    15,914         15,727
  Other.......................................................     2,877          1,987

                                                                 207,680        257,897

Deferred Charges:
  Regulatory assets...........................................    46,121         66,792
  Unamortized loss on reacquired debt.........................    14,226         19,012

Other.........................................................     3,762         15,292

                                                                  64,109        101,096
Total.........................................................$1,638,851     $1,728,619


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital, and retained earnings..$  700,422     $  762,912
  Preferred stock.............................................                   16,378
  Long-term debt and QUIDS....................................   510,344        578,817

                                                              $1,210,766      1,358,107
Current Liabilities:
  Long-term debt due within one year..........................    75,000
  Accounts payable............................................    31,331         35,087
  Accounts payable to affiliates..............................    36,433         70,106
  Taxes accrued:
    Federal and state income..................................     5,861          6,430
    Other.....................................................    19,211         18,922
  Interest accrued............................................     7,321          7,193
  Other.......................................................    33,170          8,770

                                                                 208,327        146,508
Deferred Credits and Other Liabilities:
  Unamortized investment credit...............................    17,720         19,592
  Deferred income taxes.......................................   159,351        182,555
  Regulatory liabilities......................................    25,319         11,233
  Other.......................................................    17,368         10,624

                                                                 219,758        224,004
Commitments and Contingencies (Note L)
Total.........................................................$1,638,851     $1,728,619



*Certain amounts have been reclassified for comparative purposes.
 See accompanying notes to financial statements.

                                                  The Potomac Edison Company


STATEMENT OF CAPITALIZATION


                                                                            DECEMBER 31
                                                               1999     1998              1999     1998
                                                              (Thousands of Dollars)  (Capitalization Ratios)
Common Stock:
  Common stock--no par value, authorized 23,000,000
    shares, outstanding 22,385,000 shares............          $  447,700  $ 447,700
  Other paid-in capital..............................               2,690      2,690
  Retained earnings..................................             250,032    312,522
      Total..........................................             700,422    762,912      57.8%    56.2%

Preferred Stock:
 Cumulative preferred stock-par value $100 per share, 5,378,611 shares authorized:



            December 31, 1999

                  Shares       Date of
    Series     Outstanding      Issue
    [S]            [C]          [C]                  [C]              [C]
    3.60% ....     None         1946                 6,378
    $5.88 C...     None         1967                10,000
      Total ........................................16,378            1.2



See Note I for information regarding the redemption of Cumulative preferred stock.

Long-Term Debt and QUIDS:

  First mortgage    Date of        Date       Date
  bonds:             Issue      Redeemable    Due
    5-7/8% ......     1993         2000       2000                75,000      75,000
    8    % ......     1991         2001       2006                50,000      50,000
    8    % ......     1992         2002       2022                55,000      55,000
    7-3/4% ......     1993         2003       2023                45,000      45,000
    8    % ......     1994         2004       2024                75,000      75,000
    7-5/8% ......     1995         2005       2025                80,000      80,000
    7-3/4% ......     1995         2005       2025                65,000      65,000




                                   December 31, 1999
                                     Interest Rate


  Quarterly Income Debt Securities
    due 2025........................      8.00%                   45,457      45,457
  Secured notes due 2007-2029.......  4.70%-6.875%               101,000      91,700
  Unsecured note due 2002...........      4.35%                    3,200       3,200
  Unamortized debt discount..........................             (6,180)     (6,540)
      Total (annual interest requirements $43,037)...            588,477     578,817
  Less current maturities............................            (75,000)
  Less amounts on deposit with trustee...............             (3,133)
    Total............................................            510,344     578,817      42.2     42.6

Total Capitalization.................................         $1,210,766  $1,358,107     100.0%   100.0%


See accompanying notes to financial statements.

                                                The Potomac Edison Company


NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Potomac Edison Company (the Company) is a wholly owned utility subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company and its utility affiliates, Monongahela Power Company (Monongahela Power) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the generation (except West Penn), purchase, transmission, distribution, and sale of electric energy. The Company operates as a single utility segment in the states of Maryland, Virginia, and West Virginia.

See Note B for significant changes in the Maryland regulatory environment. Certain amounts in the December 31, 1998, balance sheet and in the December 31, 1998, and 1997 statement of cash flows have been reclassified for comparative purposes.

The Company is subject to regulation by the Securities and Exchange Commission (SEC), the Maryland Public Service Commission (Maryland PSC), the Public Service Commission of West Virginia (W.Va. PSC) and the Virginia State Corporation Commission (Virginia SCC), and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers. Revenues of $63 million from one industrial customer were 8% of total electric operating revenues in 1999.

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures in Maryland, Virginia, and West Virginia. The Company will discontinue this practice in Maryland, effective July 1, 2000.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value.

                                                The Potomac Edison Company

Costs include direct labor and material; allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a project's completion.

Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment. Rates used for computing AFUDC in 1999, 1998, and 1997 were 9.68%, 9.83%, and 9.75%, respectively.

AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates, which is the treatment in Virginia.

Depreciation and Maintenance
Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.5% of average depreciable property in each of the years 1999, 1998, and 1997. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expense when incurred.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements include certain assets and liabilities resulting from cost-based ratemaking regulation.

Income Taxes
The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

                                                The Potomac Edison Company


Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

Postretirement Benefits
All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of postretirement benefit costs. AESC provides a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed income securities, short-term investments, and insurance contracts.

AESC also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993. The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

NOTE B:  INDUSTRY RESTRUCTURING

Maryland Deregulation
On September 23, 1999, the Company filed a settlement agreement (covering its stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC. The agreement was signed by all parties active in the case except Eastalco, which stated that it would not oppose it. The settlement agreement, which was approved by the Maryland PSC on December 23, 1999, includes the following provisions:

                                                The Potomac Edison Company


- The ability for nearly all of our 211,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.

- The transfer of the Company's Maryland jurisdictional generating assets to a nonutility affiliate at book value as of July 1, 2000.

- A reduction in base rates of 7% ($10.4 million each year totaling $72.8 million) for residential customers from 2002 through 2008. A reduction in base rates of one-half of 1% ($1.5 million each year totaling $10.5 million) for the majority of commercial and industrial customers from 2002 through 2008.

- Standard Offer Service (provider of last resort) will be provided to residential customers during a transition period from July 1, 2000, to December 31, 2008, and to all other customers during a transition period of July 1, 2000, to December 31, 2004.

- A cap on generation rates for residential customers from 2002 through 2008. Generation rates for non-residential customers are capped from 2002 through 2004.

- A cap on transmission and distribution rates for all customers from 2002 through 2004.

- Unless the Company is subject to significant changes that would materially affect the Company's financial condition, the parties agree not to seek a reduction in rates which would be effective prior to January 1, 2005.

- The recovery of all purchased power costs incurred as a result of the contract to buy generation from the AES Warrior Run cogeneration facility.

- The establishment of a fund (not to exceed $.001 per Kilowatt-hour (kWh) for residential customers) for the development and use of energy-efficient technologies.

The Maryland PSC on December 23, 1999 also approved the Company's unbundled rates covering the period 2000 through 2008.

West Virginia Activities
In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The W.Va. PSC on December 20, 1999 released for comment and hearings a modified version of a proposal submitted by members of the Task Force, including the Company and its affiliate, Monongahela Power, following the August 1999 hearings that could open full retail competition as early as January 1, 2001. The production of power would be deregulated and electricity rates would be frozen for four

                                                The Potomac Edison Company

years with rates gradually transitioning to market rates over the six years thereafter. After hearings in January 2000, the W.Va.
PSC submitted a restructuring plan endorsed by members of the Task Force, including the Company and Monongahela Power, to the Legislature for approval.

Virginia Activities
On March 25, 1999, the Governor of Virginia signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act to oversee the implementation of customer choice, held hearings in the summer and fall of 1999 on a number of issues concerning the implementation of retail competition in Virginia. Parties have also been working with the Virginia SCC Staff to develop the

                                                  The Potomac Edison Company


rules governing the proposed retail pilot programs of other utilities in the state.

NOTE C:  ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

On December 23, 1999, the Maryland PSC approved a settlement agreement dated September 23, 1999, setting forth the transition plan to deregulate electric generation for the Company's Maryland jurisdiction. As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its Maryland jurisdiction electric generation operations in the fourth quarter of 1999. As a result, the Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $26.9 million ($17.0 million after taxes) reflecting the impairment of certain generating assets as determined under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" based on the expected future cash flows, and net regulatory assets associated with generating assets that will not be collected from customers as shown below:


(Millions of Dollars)                        Gross          Net-of-Tax

Impaired generating assets                     $14.5          $9.9
Net regulatory assets                           12.4           7.1
  Total 1999 extraordinary charge              $26.9         $17.0


The Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.

                                                The Potomac Edison Company


                                                   December       December
(Millions of Dollars)                                1999           1998

Property, plant, and equipment at original
  cost                                              $ 563.9       $   -
Amounts under construction included above              17.6           -
Accumulated depreciation                             (298.7)          -

The legislation passed in Virginia established a definitive process for transition to deregulation and market-based pricing for electric generation. However, the deregulation plans and their terms in Virginia will not be known until relevant regulatory proceedings are complete and final orders are received. The Company is unable to predict the effect of discontinuing SFAS No. 71 in Virginia, but it may be required to write off unrecoverable regulatory assets, impaired assets, and uneconomic commitments. Also the Company is unable to predict the outcome of the deregulation process in West Virginia until further actions are taken by the Legislature and the W.Va. PSC.

                                                The Potomac Edison Company



NOTE D:  INCOME TAXES

Details of federal and state income tax provisions are:


(Thousands of Dollars)                       1999         1998         1997

Income taxes--current:
  Federal..............................    $48,024      $40,003      $36,126
  State................................      6,291        5,569        5,264
    Total..............................     54,315       45,572       41,390
Income taxes--deferred, net of
  amortization.........................    (11,830)      10,559        8,136
Income taxes--deferred,
  extraordinary charge.................     (9,949)
Amortization of deferred investment
  credit...............................     (1,872)      (1,877)      (2,152)
    Total income taxes.................     30,664       54,254       47,374
Income taxes--charged to other
  income and deductions................     (3,329)      (1,651)      (2,878)
Income taxes-credited to
  extraordinary charge.................      9,949
Income taxes--charged to operating
  income...............................    $37,284      $52,603      $44,496



The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:


(Thousands of Dollars)                       1999         1998         1997
Income before income taxes
  and extraordinary charge.............    $137,867     $154,085    $140,251
Amount so produced.....................    $ 48,253     $ 53,930    $ 49,088
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation...........       1,065        2,800       2,900
      Plant removal costs..............      (2,596)        (800)       (700)
  State income tax, net of federal
    income tax benefit.................       2,692        5,100       4,400
  Amortization of deferred investment
    credit.............................      (1,872)      (1,878)     (2,152)
  Equity in earnings of subsidiaries...      (2,058)      (2,200)     (3,100)
  Other, net...........................      (8,200)      (4,349)     (5,940)
    Total..............................    $ 37,284     $ 52,603    $ 44,496


                                                  The Potomac Edison Company


The provision for income taxes for the extraordinary charge is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:

                                                The Potomac Edison Company


(Thousands of Dollars)                       1999

Extraordinary charge before
  income taxes.........................    $26,899
Amount so produced.....................    $ 9,415
Increased for state income tax, net
  of federal income tax benefit........        534
    Total..............................    $ 9,949


Federal income tax returns through 1995 have been examined and substantially settled. At December 31, the deferred tax assets and liabilities consisted of the following:


(Thousands of Dollars)                                  1999     1998
Deferred tax assets:
  Contributions in aid of construction............   $ 12,645 $ 13,845
  Tax interest capitalized........................     12,218   12,096
  Unamortized investment tax credit...............     11,578   11,442
  Postretirement benefits other than pensions.....      6,523    5,770
  Unbilled revenue................................      3,492    3,492
  Internal restructuring..........................      2,344    2,344
  Advances for construction.......................        387      914
  Other...........................................     15,598    3,685
                                                       64,785   53,588
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......    219,388  218,434
  Other...........................................      2,570   16,814
                                                      221,958  235,248
Total net deferred tax liabilities................    157,173  181,660
Portion above included in current assets..........      2,178      895
    Total long-term net deferred tax liabilities..   $159,351 $182,555


NOTE E:  ALLEGHENY GENERATING COMPANY

The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

                                                The Potomac Edison Company


Following is a summary of financial information for AGC:

                                                        December 31
(Thousands of Dollars)                                1999        1998

Balance sheet information:
  Property, plant, and equipment...............     $601,717    $618,608
  Current assets...............................        7,261       5,857
  Deferred charges.............................       11,905      14,993
    Total assets...............................     $620,883    $639,458

  Total capitalization.........................     $303,422    $314,105
  Current liabilities..........................       65,463      75,849
  Deferred credits.............................      251,998     249,504
    Total capitalization and liabilities.......     $620,883    $639,458




                                                 Year Ended December 31
(Thousands of Dollars)                       1999         1998         1997

Income statement information:
  Electric operating revenues.........     $70,592      $73,816     $76,458
  Operation and maintenance expense...       5,023        4,592       4,877
  Depreciation........................      16,980       16,949      17,000
  Taxes other than income taxes.......       4,510        4,662       4,835
  Federal income taxes................       9,997       10,959      11,213
  Interest charges....................      13,261       13,987      15,391
  Other income, net...................        (394)         (86)     (9,126)
    Net income........................     $21,215      $22,753     $32,268




The Company's share of the equity in earnings was $5.9 million, $6.4 million, and $9.0 million for 1999, 1998, and 1997, respectively, and is included in other income, net, on the Company's Statement of Income.

NOTE F:  POSTRETIREMENT BENEFITS

As described in Note A, the Company is responsible for its proportionate share of the cost of the pension plan and medical and life insurance plans for eligible employees and dependents provided by AESC. The Company's share of the (credits) costs of these plans, a portion of which (approximately 35%) was credited or charged to plant construction, is shown below:




(Thousands of Dollars)                       1999         1998       1997

Pension................................     $(1,210)     $ (323)  $(1,745)
Medical and life insurance.............     $ 4,756      $4,893   $ 4,007




NOTE G:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS
No. 71. Regulatory assets represent probable future revenues associated with deferred

                                                The Potomac Edison Company

costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the balance sheet at December 31 relate to:


(Thousands of Dollars)                                 1999        1998

Long-term assets (liabilities), net:
  Income taxes, net.............................     $34,451    $45,847
  Postretirement benefits.......................       1,292      1,292
  Demand-side management........................         184      8,157
  Deferred revenues.............................      (14,900)
  Other, net....................................        (225)       263
    Subtotal....................................      20,802     55,559
Deferred power costs, net (reported in other
  deferred credits).............................      (9,900)    (2,455)
     Subtotal...................................      10,902     53,104
Current assets (liabilities), net (reported in
    other current assets/liabilities):
  Deferred power costs, net.....................      (7,859)       333
  Deferred revenues.............................     (19,949)
    Subtotal....................................     (27,808)       333
      Net Regulatory (Liability) Asset..........    ($16,906)   $53,437


Future deregulation proceedings in Virginia and West Virginia may affect the ratemaking treatment of the net regulatory assets related to generation in these jurisdictions. See Notes B and C for a discussion of the deregulation plan approved in Maryland. At this time, the Company cannot determine the effect of deregulation plans in Virginia and West Virginia.

                                                The Potomac Edison Company


NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:


                                      1999                     1998
                             Carrying       Fair       Carrying     Fair
(Thousands of Dollars)        Amount        Value       Amount      Value

Assets:
  Temporary cash
    investments..........    $ 31,350     $ 31,350      $   -      $   -
Liabilities:
  Long-term debt and
    QUIDS................     594,657      556,732      585,357     607,726



The carrying amount of temporary cash investments approximates the fair value because of the short maturity of these instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company had no financial instruments held or issued for trading purposes.

NOTE I:  CAPITALIZATION

Preferred Stock
The Company called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $.5 million on September 30, 1999, with funds on hand.

Long-Term Debt and QUIDS
Maturities for long-term debt in thousands of dollars for the next five years are: 2000, $75,000; 2001, none; 2002, $3,200;
2003, none; and 2004, none. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE J:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. The Company had no short-term debt outstanding at December 31, 1999 or December 31, 1998.

                                                The Potomac Edison Company


NOTE K:  RELATED PARTY TRANSACTION

All of the employees of Allegheny Energy are employed by AESC, which performs services at cost for the Company and its affiliates in accordance with the PUHCA. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the years of 1999, 1998, and 1997 were $114.2 million, $89.7 million, and $80.7 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

NOTE L:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction programs, for which expenditures are estimated to be $88 million for 2000 and $72 million for 2001. Construction expenditure levels in 2002 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Environmental Matters and Litigation
The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP) call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 1999 and must be implemented by May 1, 2003. However, the EPA's NOx SIP call regulation is currently under litigation in the District of Columbia Circuit Court of Appeals, and a decision is expected by spring 2000. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $106 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

                                                The Potomac Edison Company


On March 4, 1994, the Company and its regulated affiliates received notice that identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company and its regulated affiliates' share of remediation costs based on the amount of materials sent to the site. However, the Company and its regulated affiliates estimate that their combined share of the cleanup liability will not exceed $1 million, which has been accrued by the Company and its regulated affiliates as a liability at December 31, 1999.

The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.7 million as of December 31, 1999, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny Energy of their intent to commence civil actions against Allegheny Energy or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the Federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia and is now jointly owned by the Company and its affiliates, Allegheny Energy Supply Company and Monongahela Power. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, Allegheny Energy and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

Leases
The Company's lease obligations as of December 31, 1999, and 1998 were not material.

                                                The Potomac Edison Company

REPORT OF MANAGEMENT

The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management's best estimates and judgements of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors, which consists of three outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.



Alan J. Noia                                    Michael P. Morrell
Chairman and                                    Vice President and
Chief Executive Officer                         Chief Financial Officer

	                                              West Penn Power Company
	                                              and Subsidiaries
REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and the Shareholder of West Penn Power Company


In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and the related consolidated statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Pittsburgh, Pennsylvania
February 3, 2000

	                                              West Penn Power Company
	                                              and Subsidiaries



* * * CONSOLIDATED STATEMENT OF INCOME

                                                                             YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                  1999          1998          1997

Electric Operating Revenues: *
  Utility.........................................................   $  977,221    $1,078,727    $1,082,162
  Nonutility......................................................      376,982
      Total Operating Revenues....................................    1,354,203     1,078,727     1,082,162

Operating Expenses:
  Operation:
    Fuel..........................................................      213,626       258,199       254,210
    Purchased power and exchanges, net............................      398,199       121,286       120,005
    Deferred power costs, net.....................................                                   (7,944)
    Other.........................................................      188,613       173,029       157,780
  Maintenance.....................................................       93,436        91,724        98,252
  Depreciation and amortization...................................      114,268       114,709       113,793
  Taxes other than income taxes...................................       80,719        88,722        90,140
  Federal and state income taxes..................................       71,573        64,526        73,279
    Total Operating Expenses......................................    1,160,434       912,195       899,515
    Operating Income..............................................      193,769       166,532       182,647

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction...........................................           33           581         2,107
  Other income, net...............................................        9,621        11,325        17,562
    Total Other Income and Deductions.............................        9,654        11,906        19,669
    Income Before Interest Charges................................      203,423       178,438       202,316

Interest Charges:
  Interest on long-term debt......................................       61,727        61,727        64,990
  Other interest..................................................        6,996         5,913         4,639
  Allowance for borrowed funds used during construction
    and interest capitalized......................................       (2,900)       (1,822)       (1,978)
      Total Interest Charges........................................     65,823        65,818        67,651

Consolidated income before extraordinary charge...................      137,600       112,620       134,665
Extraordinary charge, net.........................................      (10,018)     (275,426)

Consolidated Net Income (Loss)....................................   $  127,582    $ (162,806)   $  134,665


*Excludes intercompany sales between utility and nonutility

	                                              West Penn Power Company
	                                              and Subsidiaries


CONSOLIDATED STATEMENT OF RETAINED EARNINGS


Balance at January 1..............................................   $  210,692    $  475,558    $  441,283

Add:
  Consolidated net income (loss)..................................      127,582      (162,806)      134,665
                                                                        338,274       312,752       575,948
Deduct:
  Dividends on capital stock of the Company:
    Preferred stock...............................................        1,600         3,396         3,430
    Common stock..................................................       83,804        98,664        96,960
  Cumulative preferred stock redemption premiums..................        3,256
  Decrease in equity related to transfer of assets................      239,977
      Total Deductions............................................      328,637       102,060       100,390

Balance at December 31............................................   $    9,637    $  210,692    $  475,558



See accompanying notes to consolidated financial statements.

	                                              West Penn Power Company
	                                              and Subsidiaries



CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1999        1998        1997

Cash Flows from Operations:
  Consolidated net income (loss).................................. $ 127,582   $(162,806)   $ 134,665
  Extraordinary charge, net of taxes..............................    10,018     275,426
  Consolidated income before extraordinary charge.................   137,600     112,620      134,665
  Depreciation and amortization...................................   114,268     114,709      113,793
  Write-off of generation project costs...........................     6,641
  Deferred investment credit and income taxes, net................    39,177      (1,511)      31,381
  Deferred power costs, net.......................................                             (7,944)
  Unconsolidated subsidiaries' dividends in excess of earnings....     2,549      15,484        1,702
  Allowance for other than borrowed funds used
    during construction...........................................       (33)       (581)      (2,107)
  Internal restructuring liability................................                (4,082)     (23,052)
  PURPA project buyout............................................                            (48,000)
  Amortization of adverse purchase power contracts................   (27,907)
  Pennsylvania CTC True-up regulatory asset.......................   (20,004)
  Changes in certain assets and liabilities:
    Accounts receivable, net......................................     7,736       6,761      (22,000)
    Materials and supplies........................................      (537)     (3,851)      (3,421)
    Accounts payable..............................................    65,008      21,953        7,507
    Interest accrued..............................................    (5,664)       (136)          76
    Regulatory liabilities........................................   (13,199)     (6,001)       1,024
    Restructuring settlement rate refund..........................   (25,100)
    Other, net....................................................    (7,088)     (1,863)      20,050
                                                                     273,447     253,502      203,674


Cash Flows from Investing:
  Utility construction expenditures (less allowance for other
    than borrowed funds used during construction).................   (86,257)    (95,394)    (125,947)
  Nonutility construction expenditures............................   (27,956)
                                                                    (114,213)    (95,394)    (125,947)



	                                              West Penn Power Company
	                                              and Subsidiaries


Cash Flows from Financing:
  Retirement of preferred stock...................................   (82,964)
  Issuance of long-term debt......................................   697,771      92,834
  Retirement of long-term debt....................................  (525,000)   (161,435)
  Restricted funds................................................    (3,006)
  Short-term debt, net............................................   (55,766)      3,720       18,659
  Notes payable to affiliate.....................................     (9,300)      9,300
  Notes receivable from affiliate................................    (80,800)                   2,900
  Dividends on capital stock:
    Preferred stock...............................................    (1,600)     (3,396)      (3,430)
    Common stock..................................................   (83,804)    (98,664)     (96,960)
                                                                    (144,469)   (157,641)     (78,831)

Net Change in Cash and Temporary Cash Investments.................    14,765         467       (1,104)
Cash and Temporary Cash Investments at January 1..................     4,523       4,056        5,160
Cash and Temporary Cash Investments at December 31................ $  19,288   $   4,523    $   4,056


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized).......................... $  64,793   $  62,711     $ 64,594
    Income taxes..................................................    22,529      73,653       43,297




See Note N for transfer of net assets to Allegheny Energy Supply Company, LLC.

See accompanying notes to consolidated financial statements.

                                                  West Penn Power Company
                                                  and Subsidiaries

CONSOLIDATED BALANCE SHEET



(Thousands of Dollars)                                                             DECEMBER 31
                                                                               1999           1998*
ASSETS

Property, Plant, and Equipment:
  Utility plant.........................................................    $1,537,962      $3,284,901
  Nonutility plant......................................................        14,072           5,158
  Construction work in progress.........................................        45,450          75,725
                                                                             1,597,484       3,365,784
  Accumulated depreciation..............................................      (506,416)     (1,362,413)
                                                                             1,091,068       2,003,371
Investments and Other Assets:
  Allegheny Generating Company--common stock at equity .................                        74,374
  Other.................................................................           525             646
                                                                                   525          75,020
Current Assets:
  Cash and temporary cash investments...................................        19,288           4,523
  Accounts receivable:
    Electric service....................................................       132,691         132,386
    Affiliated and other................................................        16,299          64,185
    Allowance for uncollectible accounts................................       (16,077)        (14,760)
  Notes receivable from affiliates......................................        80,800
  Materials and supplies--at average cost:
    Operating and construction..........................................        16,200          43,167
    Fuel................................................................                        24,363
  Deferred income taxes.................................................        15,571          20,472
  Prepaid taxes.........................................................         1,628          14,534
  Regulatory assets.....................................................        23,957          17,372
  Other.................................................................         1,531           2,261
                                                                               291,888         308,503
Deferred Charges:
  Regulatory assets.....................................................       467,982         475,776
  Unamortized loss on reacquired debt...................................         3,621           4,065
  Other.................................................................         9,681          20,971
                                                                               481,284         500,812
Total...................................................................    $1,864,765      $2,887,706



	                                              West Penn Power Company
	                                              and Subsidiaries


CAPITALIZATION AND LIABILITIES


Capitalization:
  Common stock, other paid-in capital, and retained earnings............    $   79,658      $  732,161
  Preferred stock.......................................................                        79,708
  Long-term debt and QUIDS..............................................       966,026         837,725
                                                                             1,045,684       1,649,594
Current Liabilities:
  Short-term debt.......................................................                        55,766
  Notes payable to affiliate............................................                         9,300
  Long-term debt due within one year....................................        49,734
  Accounts payable......................................................        55,267          76,852
  Accounts payable to affiliates........................................        97,847          72,378
  Taxes accrued:
    Federal and state income............................................         5,276           1,002
    Other...............................................................        10,674          16,711
  Interest accrued......................................................        10,017          15,681
  Refunds payable.......................................................                        28,151
  Adverse power purchase commitments....................................        24,895          47,173
  Other.................................................................         5,925          11,910
                                                                               259,635         334,924
Deferred Credits and Other Liabilities:
  Unamortized investment credit.........................................        21,847          42,630
  Deferred income taxes.................................................       211,369         284,432
  Regulatory liabilities................................................        15,126          28,325
  Adverse power purchase commitments....................................       303,935         538,745
  Other.................................................................         7,169           9,056
                                                                               559,446         903,188
Commitments and Contingencies (Note O)
Total...................................................................    $1,864,765      $2,887,706


*Certain amounts have been reclassified for comparative purposes.
 See Note N for transfer of net assets to Allegheny Energy Supply Company, LLC. See accompanying notes to consolidated financial statements.

	                                              West Penn Power Company
	                                              and Subsidiaries



CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                                                      DECEMBER 31
                                                                       1999          1998         1999      1998
                                                                     (Thousands of Dollars)  (Capitalization Ratios)
Common Stock of the Company:
  Common stock--no par value, authorized 32,000,000
    shares, outstanding 24,361,586 shares.............              $   70,021    $  465,994
  Other paid-in capital...............................                                55,475
  Retained earnings...................................                   9,637       210,692
      Total...........................................                  79,658       732,161       7.6%    44.4%

Preferred Stock of the Company:
  Cumulative preferred stock--par value $100 per share, authorized 32,000,000 shares, outstanding as follows:

                     December 31, 1999
                          Shares          Date of
    Series             Outstanding         Issue
    4-1/2%	            none               1939                                       29,708
    4.20% B	            none               1948                                        5,000
    4.10% C	            none               1949                                        5,000
    Auction	            none               1992                                       40,000
      Total...........................................                                79,708                4.8
Long-Term Debt and QUIDS:
  First mortgage
  bonds:            Date of
                     Issue
    6-3/8% KK	    1993                                                            80,000
    7-7/8% GG	    1991                                                            70,000
    7-3/8% HH	    1992                                                            45,000
    8-7/8% FF	    1991                                                           100,000
    7-7/8% II	    1992                                                           135,000
    8-1/8% LL	    1994                                                            65,000
    7-3/4% MM	    1995                                                            30,000



	                                              West Penn Power Company
	                                              and Subsidiaries



                                   December 31, 1999
                                     Interest Rate
  Transition bonds due 2000-2008....  6.32%-6.98%                      600,000
  Quarterly Income Debt Securities
    due 2025........................      8.00%                         70,000       70,000
  Secured notes due 2003-2029.......  4.70%-6.875%                     216,380      202,550
  Unsecured notes due 2007..........      4.75%                         14,435       14,435
  Medium-term debt due 2002-2004....  5.56%-6.375%                     117,550       33,550
  Unamortized debt discount and premium, net..........                  (2,605)      (7,810)
      Total (annual interest requirements $65,965)....               1,015,760      837,725
  Less current maturities.............................                 (49,734)
      Total...........................................                 966,026      837,725       92.4     50.8

Total Capitalization..................................              $1,045,684   $1,649,594      100.0%   100.0%





See accompanying notes to consolidated financial statements. Note N contains information regarding the reduction in the amount of common stock related to the transfer of net assets to Allegheny Energy Supply Company, LLC, and Notes D and J contain information regarding the reacquisition of first mortgage bonds and the redemption of cumulative preferred stock.

	                                              West Penn Power Company
	                                              and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)


NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

West Penn Power Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company and its utility affiliates, Monongahela Power Company and The Potomac Edison Company, collectively now doing business as Allegheny Power, are engaged in the generation (except the Company), purchase, transmission, distribution, and sale of electric energy.

The Company is subject to regulation by the Securities and Exchange Commission (SEC), the Pennsylvania Public Utility Commission (Pennsylvania
PUC), and by the Federal Energy Regulatory Commission (FERC).

In November 1999, Allegheny Energy formed a wholly owned nonutility generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), to consolidate its unregulated energy supply business.
 Allegheny Energy Supply was formed when the Company transferred its deregulated generating capacity of 3,778 megawatts (MW) at book value on November 18, 1999, to Allegheny Energy Supply, as allowed by the final settlement in the Company's Pennsylvania restructuring case. The Company continued to be responsible for providing generation to meet the regulated electric load of its retail customers who did not have the right to choose their generation supplier until January 2, 2000. During the period from November 18, 1999, through January 1, 2000, Allegheny Energy Supply leased back to the Company one-third of its generating assets, providing the Company with the unlimited right to use those facilities to serve its regulated load.

See Note B for significant changes in the Pennsylvania regulatory environment. Certain amounts in the December 31, 1998, consolidated balance sheet and in the December 31, 1998, and 1997 consolidated statement of cash flows have been reclassified for comparative purposes. Significant accounting policies of the Company are summarized below.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (the companies) after elimination of intercompany transactions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

	                                              West Penn Power Company
	                                              and Subsidiaries



Revenues
Revenues are recognized in the same period in which the related electric services are provided to customers. Revenues from nonutility activities were recorded in the period earned.

Deferred Power Costs, Net
Prior to May 1, 1997, the costs of fuel, purchased power, and certain other costs, and revenues from sales to other companies and power marketers, including transmission services, were deferred until they were either recovered from or credited to customers under fuel and energy cost-recovery procedures. The Company discontinued this practice effective May 1, 1997.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Costs include direct labor and material; allowance for funds used during construction on regulated utility property for which construction work in progress is not included in rate base; capitalized interest on generation projects; and indirect costs such as administration, maintenance, depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

The Company transferred its deregulated generation plant to Allegheny Energy Supply at book value.

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a projects completion.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment. Rates used for computing AFUDC in 1999, 1998, and 1997 were 5.23%, 7.17%, and 8.30%, respectively.

For nonutility construction, which began after January 1, 1998, the Company capitalized interest costs in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalizing Interest Costs." The interest capitalization rates in 1999 and 1998 were 7.14% and 7.45%, respectively.

Depreciation and Maintenance
Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 4.5%, 3.6%, and 3.7%, of average depreciable property in 1999, 1998, and 1997, respectively. The cost of maintenance and of certain

	                                              West Penn Power Company
	                                              and Subsidiaries

replacements of property, plant, and equipment is charged principally to operating expense when incurred.

Temporary Cash Investments
For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's consolidated financial statements include certain assets and liabilities resulting from cost-based ratemaking regulation.

Income Taxes
The companies join with their parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

Postretirement Benefits
All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of postretirement benefit costs. AESC provides a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed income securities, short-term investments, and insurance contracts.

AESC also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993.

	                                              West Penn Power Company
	                                              and Subsidiaries


The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

NOTE B:  INDUSTRY RESTRUCTURING

In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy supply market. On August 1, 1997, the Company filed with the Pennsylvania PUC a comprehensive restructuring plan to implement full customer choice of electricity suppliers as required by the Customer Choice Act. The filing included a plan for recovery of transition costs through a Competitive Transition Charge (CTC).

On May 29, 1998, (as amended on November 19, 1998) the Pennsylvania PUC granted final approval to the Company's restructuring plan, which included the following provisions:

* Established an average shopping credit for Company customers who shop for the generation portion of electricity services.

* Provided two-thirds of the Company's customers the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.

* Required a rate refund from 1998 revenues (about $25 million) via a 2.5% rate decrease throughout 1999, accomplished by an equal percentage decrease for each rate class.

* Provided that customers have the option of buying electricity from the Company at capped generation rates through 2008, and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to certain increases as provided for in the Public Utility Code.

* Prohibited complaints challenging the Company's regulated transmission and distribution rates through 2005.

* Provided about $15 million of Company funding for the development and use of renewable energy and clean energy technologies, energy conservation, energy efficiency, etc.

* Permitted recovery of $670 million in transition costs plus return over 10 years beginning in January 1999 for the Company.

	                                              West Penn Power Company
	                                              and Subsidiaries



* Allowed for income recognition of transition cost recovery in the earlier years of the transition period to reflect the Pennsylvania PUC's projections that electricity market prices are lower in the earlier years.

* Granted the Company's application to issue bonds to securitize up to $670 million in transition costs and to provide 75% of the associated savings to customers, with 25% available to shareholders.

* Authorized the transfer of the Company's generating assets to a nonutility affiliate at book value. Subject to certain time-limited exceptions, the nonutility business can compete in the unregulated energy market in Pennsylvania.

As a result of the May 29, 1998 Pennsylvania PUC Order and the November 19, 1998, settlement agreement, an extraordinary charge of $466.9 million ($275.4 million after taxes) was recorded in 1998 to reflect a write-off of costs determined to be unrecoverable in connection with the deregulation proceedings in Pennsylvania.

1998 also reflects additional charges of $40.3 million ($23.7 million after taxes) related to the Company's revenue refund and energy program payments. See Note C for additional details.

Starting in 1999, the Company unbundled its rates to reflect separate prices for the supply charge, the CTC, and transmission and distribution charges. While supply is open to competition, the Company continues to provide regulated transmission and distribution services to customers in its service area at rates approved by the Pennsylvania PUC and FERC. The Company is the electricity provider of last resort for those customers who decide not to choose another electricity supplier.

The Pennsylvania PUC order authorized annual recovery of "transition costs" from distribution customers as follows:

                       Year                         Amount
                         (Millions of Dollars)
                        1999........................$122
                        2000.........................121
                        2001.........................115
                        2002.........................113
                        2003.........................112
                        2004.........................104
                        2005..........................99
                        2006..........................98
                        2007..........................97
                        2008..........................97

These amounts represent the recovery of $670 million in transition costs plus a return on the unrecovered investment.

	                                              West Penn Power Company
	                                              and Subsidiaries



Actual transition revenues billed to customers in 1999 totaled $101 million.
 The Company has recorded a regulatory asset of $20 million for the difference in the authorized CTC revenues, adjusted for $1 million securitization savings to be shared with customers, and the actual transition revenues billed to customers. The Pennsylvania PUC has approved the recovery of this regulatory asset through a true-up mechanism currently in process.

The order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

                      Year                             Amount
                               (Millions of Dollars)
                      1999........................$25
                      2000........................ 45
                      2001........................ 60
                      2002........................ 50

To the extent that the Company records any or all of the Additional CTC Regulatory Asset, it will be amortized in 2005 through 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 to 2002. No Additional CTC Regulatory Asset was recorded by the Company as of December 31, 1999.

Prior to 1999, the Customer Choice Act, required all electric utilities in Pennsylvania to establish and administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose an electricity supplier other than their own local franchise utility. The pilot programs began on November 1, 1997, and continued through December 31, 1998.
 As ordered by the Pennsylvania PUC, pilot participants received an energy credit to their bills from their local utility and paid an alternate supplier for energy. To assure participation in the pilot program, the credit established by the Pennsylvania PUC was artificially high (greater than the Company's generation costs), with the result that the Company suffered a loss of $8.6 million. The Company mitigated the loss by competing for sales to pilot participants of other utilities as an alternate supplier. The Pennsylvania PUC approved the Company's pilot compliance filing and thus has indicated its intent to treat the net revenue loss as a regulatory asset subject to review and potential rate recovery. Accordingly, the Company deferred the net revenue loss as a regulatory asset.

On August 12, 1999, the Company filed its Competitive Transition Charge Reconciliation Statement pursuant to the settlement agreement approved by the Pennsylvania PUC. The reconciliation shows a seven-month under-collection and its potential effects on the CTC rate effective January 1, 2000. The seven-month transition cost under-collection for the period ended July 31, 1999 was $15.9 million.

On November 2, 1999, the Company, the Office of Consumer Advocate, West Penn Industrial Intervenors, and the Commission's Office of Trial Staff filed a Joint Petition for Approval of Settlement Agreement. The agreement proposed that the Company use the savings from securitization during the remainder of 1999 and during 2000 to recover the existing 1999 CTC underrecovery and the

	                                              West Penn Power Company
	                                              and Subsidiaries


expected increase in year 2000 CTC underrecovery due to lower than projected energy sales.
On December 16, 1999, the Pennsylvania PUC approved the joint petition for settlement allowing the Company to collect the 1999 CTC underrecovery.

NOTE C:  ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

In 1997, the Emerging Issues Task Force (EITF), issued EITF No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

On May 29, 1998, the Pennsylvania PUC issued an order approving a transition plan for the Company. This order was subsequently amended by a settlement agreement approved by the Pennsylvania PUC on November 19, 1998. Based on the Pennsylvania PUC order and subsequent settlement agreement, the Company discontinued the application of SFAS No. 71 to its generation operations in the second quarter of 1998.

The Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $466.9 million ($275.4 million after taxes) in 1998 to reflect the disallowances of certain costs in the Pennsylvania PUC's
May 29, 1998, order, as revised by the Pennsylvania PUC-approved November 19, 1998 settlement agreement. The charge reflects adverse power purchase commitments (commitments to purchase power at prices above market prices for electricity), the impairment of the investment in the Bath County pumped-torage plant, and net regulatory assets that will not be collected from customers under the Pennsylvania PUC's Order and settlement agreement as follows:

(Millions of Dollars)                                  Gross      Net-of-Tax

AES Beaver Valley nonutility generation contract.....  $197.5        $116.5
Impairment of Bath County pumped-storage plant.......   165.6          97.7
Net regulatory assets................................   103.8          61.2
  Total 1998 extraordinary charge....................  $466.9        $275.4


On December 31, 1999, the Company's reserve for adverse power purchase commitments was $328.8 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

See Note B for additional information regarding the transition plan approved in Pennsylvania.

	                                              West Penn Power Company
	                                              and Subsidiaries



In addition to the 1998 extraordinary charge, the Company recorded an additional charge against income in 1998 of $40.3 million ($23.7 million after taxes) associated with a rate refund and development of renewable energy programs as required by the Pennsylvania settlement agreement.

The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71 (See Note N regarding the transfer of net generation assets):

						                                    December      December
(Millions of Dollars)                                                    1999          1998

Property, plant, and equipment at original cost..............................$ 9.1    $ 1,969.6
Amounts under construction included above....................................              39.2
Accumulated depreciation..................................................... (1.1)      (870.8)


NOTE D:  EXTRAORDINARY CHARGE ON LOSS ON REACQUIRED DEBT

During 1999, the Company reacquired $525 million of outstanding first mortgage bonds and recorded a loss of $17.0 million ($10.0 million after taxes) associated with this transaction. In accordance with Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt," and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," this amount is classified as an extraordinary item in the consolidated statement of income.

NOTE E:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                             1999       1998      1997

Income taxes--current:
  Federal....................................   $25,258   $ 47,605   $29,426
  State......................................    11,145     18,415    12,357
    Total....................................    36,403     66,020    41,783
Income taxes--deferred, net of
  amortization...............................    41,608      1,069    33,961
Income taxes--deferred, extraordinary
  charge.....................................    (6,936)  (191,480)
Amortization of deferred investment
  credit.....................................    (2,431)    (2,580)   (2,580)
    Total income taxes.......................    68,644   (126,971)   73,164
Income taxes--(charged) credited
  to other income and deductions.............    (4,007)        17       115
Income taxes--credited to
  extraordinary charge.......................     6,936    191,480
Income taxes--charged to
  operating income...........................   $71,573   $ 64,526   $73,279

The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

	                                              West Penn Power Company
	                                              and Subsidiaries




(Thousands of Dollars)                            1999         1998        1997

Income before income taxes
  and extraordinary charge................    $209,173     $177,146    $207,944

Amount so produced........................    $ 73,211     $ 62,001    $ 72,780
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation..............       3,639        1,500       5,700
      Plant removal costs.................      (3,548)       1,000       1,400
  State income tax, net of federal
    income tax benefit....................       5,571       10,000       4,900
  Amortization of deferred
    investment credit.....................      (2,431)      (2,580)     (2,580)
  Equity in earnings of subsidiaries......      (3,831)      (3,900)     (6,300)
  Other, net..............................      (1,038)      (3,495)     (2,621)
    Total.................................    $ 71,573     $ 64,526    $ 73,279



The provision for income taxes for the extraordinary charge is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:

(Thousands of Dollars)                                        1999         1998

Extraordinary charge before income taxes..............    $ 16,954     $466,905

Amount so produced....................................    $  5,934     $163,417
Increased for state income tax, net of federal
  income tax benefit..................................       1,002       28,063
    Total.............................................    $  6,936     $191,480

Federal income tax returns through 1995 have been examined and substantially settled. At December 31, the deferred tax assets and liabilities consisted of the following:

	                                              West Penn Power Company
	                                              and Subsidiaries


(Thousands of Dollars)                                     1999         1998

Deferred tax assets:
  Recovery of transition costs....................     $ 49,854     $154,530
  Unamortized investment tax credit...............       27,665       29,674
  Postretirement benefits other than pensions.....       16,602       15,610
  Unbilled revenue................................        8,911        9,068
  Tax interest capitalized........................        8,386       19,010
  Contributions in aid of construction............        7,673        6,988
  Internal restructuring..........................        2,954        2,954
  Revenue refund..................................                    10,301
  Other...........................................       25,260       24,724
                                                        147,305      272,859
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......      307,072      503,605
  Other...........................................       36,031       33,214
                                                        343,103      536,819
Total net deferred tax liabilities................      195,798      263,960
Portion above included in current
  assets..........................................       15,571       20,472
    Total long-term net deferred tax liabilities..     $211,369     $284,432


NOTE F:  ALLEGHENY GENERATING COMPANY

The Company owned 45% of the common stock of Allegheny Generating Company
(AGC) in 1997, 1998, and through November 17, 1999. On November 18, 1999, the Company transferred its 45% ownership in AGC to Allegheny Energy Supply at book value as allowed by the final settlement in the Pennsylvania restructuring case. Affiliates of the Company (Monongahela Power Company and The Potomac Edison Company) own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

	                                              West Penn Power Company
	                                              and Subsidiaries



Following is a summary of financial information for AGC:

                                                           December 31
(Thousands of Dollars)                                 1999           1998

Balance sheet information:
  Property, plant, and equipment.................    $601,717      $618,608
  Current assets.................................       7,261         5,857
  Deferred charges...............................      11,905        14,993
    Total assets.................................    $620,883      $639,458

  Total capitalization...........................    $303,422      $314,105
  Current liabilities............................      65,463        75,849
  Deferred credits...............................     251,998       249,504
    Total capitalization and liabilities.........    $620,883      $639,458


                                                 Year Ended December 31
     (Thousands of Dollars)                 1999         1998         1997

Income statement information:
  Electric operating revenues..........    $70,592      $73,816      $76,458
  Operation and maintenance expense....      5,023        4,592        4,877
  Depreciation.........................     16,980       16,949       17,000
  Taxes other than income taxes........      4,510        4,662        4,835
  Federal income taxes.................      9,997       10,959       11,213
  Interest charges.....................     13,261       13,987       15,391
  Other income, net....................       (394)         (86)      (9,126)
    Net income.........................    $21,215      $22,753      $32,268


The Company's share of the equity in earnings in 1999 through November 17, 1999, was $8.4 million, and was $10.2 million and $14.5 million for 1998 and 1997, respectively, and is included in other income, net, on the Company's consolidated statement of income.


NOTE G:  POSTRETIREMENT BENEFITS

As described in Note A, the Company is responsible for its proportionate share of the cost of the pension plan and medical and life insurance plans for eligible employees and dependents provided by AESC. The Company's share of the (credits) costs of these plans, a portion of which (approximately 35%) was (credited) or charged to plant construction, is as follows:

	                                              West Penn Power Company
	                                              and Subsidiaries



(Thousands of Dollars)                        1999         1998         1997

Pension................................    $(1,541)      $  919      $(3,037)
Medical and life insurance.............      6,326       $6,708      $ 4,551



NOTE  H:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the consolidated balance sheet at December 31 relate to:

(Thousands of Dollars)                                  1999         1998

Long-Term Assets (Liabilities), Net:
  Income taxes, net............................      167,539     $159,282
  Pennsylvania stranded cost recovery (CTC)....      251,903      280,388
  Pensylvania CTC true-up......................       20,004
  Pennsylvania pilot deferred revenue..........        9,040        6,727
  Pennsylvania tax increases...................        3,520
  Storm damage.................................          850        1,054
    Subtotal...................................      452,856      447,451
Current Assets:
  CTC recovery.................................       23,957       17,372
    Subtotal...................................       23,957       17,372
      Net Regulatory Assets....................     $476,813     $464,823

See Notes B and C for a discussion of the deregulation plan approved in Pennsylvania.

NOTE I:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                          1999                  1998
                                   Carrying      Fair    Carrying      Fair
(Thousands of Dollars)               Amount     Value      Amount     Value

Assets:
  Temporary cash investments....   $ 13,381  $ 13,381    $    882  $    882
Liabilities:
  Short-term debt...............                           65,066    65,066
  Long-term debt and QUIDS......  1,018,365   989,368     845,535   902,037


The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based

	                                              West Penn Power Company
	                                              and Subsidiaries

on actual market prices or market prices of similar issues.  The
Company had no financial instruments held or issued for trading purposes.

NOTE J:  CAPITALIZATION

Preferred Stock
The Company called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84-million five-year unsecured medium-term notes issued in the second quarter at a 6.375% coupon rate.

Long-Term Debt and QUIDS
Maturities for long-term debt in thousands of dollars for the next five years are: 2000, $49,734; 2001, $57,283; 2002, $103,845; 2003, $137,496; and 2004,
$157,714. Some of the properties of the Company are held subject to the lien securing certain pollution control and solid waste disposal notes. During 1999, the Company reacquired all of its outstanding $525 million in first mortgage bonds.

In November 1999, the Company issued $600 million of transition bonds through a wholly-owned subsidiary, West Penn Funding, LLC, as authorized by the Pennsylvania PUC (see Note B). The transition bonds are secured by the collection of transition costs through a nonbypassable charge to customers in the Company's service area.


NOTE K:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks.
 The Company has SEC authorization for total short-term borrowings of $500 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

The Company had no short-term debt outstanding at December 31, 1999. Short-term debt outstanding for 1999 and 1998 consisted of:

(Thousands of Dollars)                             1999                1998

Balance and interest rate
  at end of year:
    Commercial Paper.......................                        $55,766-5.45%
    Money Pool.............................                          9,300-4.80%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper.......................    $21,746-5.19%       $32,824-5.60%
    Notes Payable to Banks.................     15,549-5.20%        16,885-5.60%
    Money Pool.............................     51,605-4.97%        10,942-5.38%

	                                              West Penn Power Company
	                                              and Subsidiaries



NOTE L:  BUSINESS SEGMENTS

The Company's principal business segments were utility and nonutility operations. The utility operation now does business as Allegheny Power collectively with its affiliates Monongahela Power and Potomac Edison.
 Allegheny Power is involved in the delivery (transmission and distribution) and procurement of electric energy subject to federal and state traditional utility price regulation. Nonutility operations during 1999 consisted primarily of costs and revenues associated with the two-thirds of generating capacity that has been freed up by the Customer Choice Act in Pennsylvania and is no longer regulated by the Pennsylvania PUC. In November 1999, Allegheny Energy formed a new nonutility generating company, Allegheny Energy Supply. The Company transferred its generating capacity, which totaled 3,778 MW, at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case.

Business segment information for 1999, 1998, and 1997 is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.


(Thousands of Dollars)             1999             1998             1997

Operating Revenues:
    <s
    Utility	                    $977,221       $1,078,727        1,082,162
    Nonutility	               681,637
    Eliminations	              (304,655)
Depreciation and Amoritization:
    Utility	                      68,709          114,709          113,793
    Nonutility                    45,559
Federal and State Income Taxes:
    Utility	                      40,867           64,526           73,279
    Nonutility	                30,706
Operating Income:
    Utility	                     133,321          166,532          182,647
    Nonutility	                60,448
Interest Charges:
    Utility 	                44,341           65,818           67,651
    Nonutility	                21,482
Consolidated Income Before
  Extraordinary Charge:
    Utility	                      98,011          112,620          134,665
    Nonutility	                39,589
Extraordinary Charge, Net:
    Utility	                     (10,018)        (275,426)
 Identifiable Assets:
    Utility	                   1,864,746        2,887,706        2,777,375
    Nonutility	                    19
Capital Expenditures:
    Utility	                      86,290           95,975          128,054
    Nonutility	                27,956


	                                              West Penn Power Company
	                                              and Subsidiaries




See Notes C and D for a discussion of extraordinary charges, net.

NOTE M:  RELATED PARTY TRANSACTION

All of the employees of Allegheny Energy are employed by AESC, which performs services at cost for the Company and its affiliates in accordance with the PUHCA. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the years of 1999, 1998, and 1997 were $198.7 million, $177.9 million, and $168.8 million, respectively.

NOTE N: TRANSFER OF ASSETS

On November 18, 1999, the Company transferred its generating capacity to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The net assets transferred to Allegheny Energy Supply are shown below:

                                              (Millions of Dollars)

Property, plant, and equipment, net
  of accumulated depreciation	                        $920.3
Investment in Allegheny Generating Company	        71.5
Other assets	                                     120.7
Liabilities	                                           421.1

The Company made a liquidating dividend up to Allegheny Energy for its ownership interest in Allegheny Energy Supply. The Company no longer has any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the Public Utility egulatory Policies Act of 1978. The effect of this liquidating dividend was to reduce the Company's common equity by $691.4 million.

NOTE O:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $47 million for 2000 and $43 million for 2001.

Environmental Matters and Litigation
The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, the Company and its regulated affiliates received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company and its regulated affiliates share of the remediation

	                                              West Penn Power Company
	                                              and Subsidiaries


costs based on the amount of materials sent to the site. However, the Company and its regulated affiliates estimate that their share of the cleanup liability will not exceed $1 million.

The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. A reserve of $1.9 million accrued by the Company related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense was transferred to Allegheny Energy Supply as part of the transfer of the Company's deregulated generating capacity.

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Leases
The Company's lease obligations as of December 31, 1999, and 1998 were not material effect on their financial position.

	                                              West Penn Power Company
	                                              and Subsidiaries



REPORT OF MANAGEMENT


The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management's best estimates and judgments of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures.

PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors, which consists of three outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.



Alan J. Noia                                          Michael P. Morrell
Chairman and                                          Vice President and
Chief Executive Officer                               Chief Financial Officer

                                              Allegheny Generating Company



REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and the Shareholders of Allegheny Generating Company


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Allegheny Generating Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
February 3, 2000

STATEMENT OF INCOME

                                                                         YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1999       1998       1997

Electric Operating Revenues..........................................$70,592    $73,816    $76,458

Operating Expenses:
  Operation and maintenance expense...............................     5,023      4,592      4,877
  Depreciation....................................................    16,980     16,949     17,000
  Taxes other than income taxes...................................     4,510      4,662      4,835
  Federal income taxes............................................     9,997     10,959     11,213
    Total Operating Expenses......................................    36,510     37,162     37,925
    Operating Income..............................................    34,082     36,654     38,533

Other Income, net.................................................       394         86      9,126
  Income Before Interest Charges..................................    34,476     36,740     47,659

Interest Charges:
  Interest on long-term debt......................................     9,760     10,848     14,431
  Other interest..................................................     3,501      3,139        960
    Total Interest Charges........................................    13,261     13,987     15,391

Net Income........................................................   $21,215    $22,753    $32,268






STATEMENT OF RETAINED EARNINGS

Balance at January 1..............................................   $     0    $     0    $     0
Add:
  Net income......................................................    21,215     22,753     32,268
                                                                      21,215     22,753     32,268
Deduct:
  Dividends on common stock (declared)............................    21,215*    22,753*    32,268*

Balance at December 31............................................   $     0    $     0    $     0





*Excludes cash dividends paid from other paid-in capital.


 See accompanying notes to financial statements.

                                               Allegheny Generating Company


STATEMENT OF CASH FLOWS



                                                                          YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1999        1998        1997


Cash Flows from Operations:
  Net income......................................................    $21,215    $22,753     $32,268
  Depreciation....................................................     16,980     16,949      17,000
  Tax-related contract settlement.................................                             8,835
  Deferred investment credit and income taxes, net................      4,981      5,305       6,329
  Changes in certain current assets and liabilities:
    Accounts receivable...........................................         (2)         6       1,331
    Materials and supplies........................................        (25)      (261)        260
    Accounts payable..............................................      2,804       (340)      5,913
  Other, net......................................................        718        578          28
                                                                       46,671     44,990      71,964

Cash Flows from Investing:
  Construction expenditures.......................................        (85)       (69)       (444)


Cash Flows from Financing:
  Retirement of long-term debt....................................               (60,000)    (30,592)
  Notes payable to parent.........................................    (66,750)    66,750
  Notes payable to affiliate......................................     52,150
  Cash dividends paid on common stock.............................    (32,000)   (57,000)    (35,700)
                                                                      (46,600)   (50,250)    (66,292)

Net Change in Cash and Temporary Cash Investments.......................  (14)    (5,329)      5,228
Cash and Temporary Cash Investments at January 1..................         30      5,359         131
Cash and Temporary Cash Investments at December 31................    $    16    $    30     $ 5,359


Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest......................................................    $12,465    $14,490     $14,770
    Income taxes..................................................    $ 4,649    $ 4,828     $10,313




See accompanying notes to financial statements.

                                               Allegheny Generating Company


BALANCE SHEET

                                                                                      DECEMBER 31
(Thousands of Dollars)                                                            1999         1998

ASSETS

Property, Plant, and Equipment:
  At original cost, including $673 and $595 under construction......       $828,894     $828,806
  Accumulated depreciation..........................................       (227,177)    (210,198)
                                                                            601,717      618,608

Current Assets:
  Cash..............................................................             16           30
  Accounts receivable from parents..................................              2
  Materials and supplies--at average cost...........................          2,118        2,093
  Prepaid taxes.....................................................          4,318        3,569
  Income tax refund receivable......................................            600
  Other.............................................................            207          165
                                                                              7,261        5,857

Deferred Charges:
  Regulatory assets.................................................          4,568        7,056
  Unamortized loss on reacquired debt...............................          7,168        7,768
  Other.............................................................            169          169
                                                                             11,905       14,993
Total...............................................................       $620,883     $639,458


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock - $1.00 par value per share, authorized
    5,000 shares, outstanding 1,000 shares. ........................       $      1     $      1
  Other paid-in capital.............................................        154,490      165,275
                                                                            154,491      165,276
  Long-term debt....................................................        148,931      148,829
                                                                            303,422      314,105

Current Liabilities:
  Notes payable to parent...........................................                      66,750
  Notes payable to affiliate........................................         52,150
  Accounts payable..................................................            376
  Accounts payable to parents.......................................          4,360        5,755
  Accounts payable to affiliates....................................          3,863           40
  Interest accrued..................................................          3,229        3,229
  Other.............................................................          1,485           75
                                                                             65,463       75,849

Deferred Credits:
  Unamortized investment credit.....................................         45,199       47,020
  Deferred income taxes.............................................        182,461      177,166
  Regulatory liabilities............................................         24,338       25,318
                                                                            251,998      249,504

Total...............................................................       $620,883     $639,458




See accompanying notes to financial statements.

                                               Allegheny Generating Company


NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and Allegheny Energy Supply Company, LLC - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are a part of the Allegheny Energy integrated electric utility system. The Company operates as a single business segment selling its entire capacity to its Parents priced under a cost-of-service wholesale rate schedule. The Company is subject to regulation by the Securities and Exchange Commission (SEC) and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues are determined under a cost-of-service formula rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expense, depreciation, taxes, and a return on its investment. All sales are made to the Company's Parents.

Property, Plant, and Equipment
Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath County pumped-storage hydroelectric station and its connecting transmission facilities.
The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Depreciation and Maintenance
Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.1% of average depreciable property in each of the years 1999, 1998, and 1997. The cost of maintenance and of certain replacements of property, plant, and equipment is charged to operating expenses.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements include certain assets and liabilities resulting from cost-based ratemaking regulation.

                                               Allegheny Generating Company


Income Taxes
The Company joins with its Parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

NOTE B:  INCOME TAXES

Details of federal income tax provisions are:

(Thousands of Dollars)                      1999         1998         1997

Current income taxes payable..........    $ 5,231      $ 5,700      $ 9,799
Deferred income taxes--
  accelerated depreciation............      6,803        6,628        7,652
Amortization of deferred
  investment credit...................     (1,822)      (1,323)      (1,323)
    Total income taxes................     10,212       11,005       16,128
Income taxes--charged to other
  income, net.........................       (215)         (46)      (4,915)
Income taxes--charged to operating
  income..............................    $ 9,997      $10,959      $11,213

The total provision for income taxes was less than the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income before income taxes in 1999 and 1998 primarily due to amortization of deferred investment credit, and in 1997 primarily due to income taxes charged to other income, net related to interest earned on a tax-related contract settlement.

                                               Allegheny Generating Company


Federal income tax returns through 1995 have been examined and substantially settled. At December 31, the deferred tax liabilities, net consisted of the following:

(Thousands of Dollars)                                  1999           1998

Deferred tax liabilities, net:
  Unamortized investment tax credit...............   $(24,338)      $(25,318)
  Book vs. tax plant basis differences, net.......    206,799        202,484
    Total long-term net deferred tax liabilities..   $182,461       $177,166

NOTE C:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory liabilities, net of regulatory assets, in thousands of dollars of $19,770 in 1999 and $18,262 in 1998 relate to income taxes.

NOTE D:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                      1999                      1998
                             Carrying       Fair       Carrying       Fair
(Thousands of Dollars)        Amount        Value       Amount        Value

Liabilities:
  Short-term debt........     $ 52,150    $ 52,150     $ 66,750     $ 66,750
  Long-term debt-
    Debentures...........      150,000     147,700      150,000      155,568

The carrying amount of short-term debt approximates the fair value because of the short maturity of these instruments. The fair value of debentures was estimated based on actual market prices or market prices of similar issues.
 The Company has no financial instruments held or issued for trading purposes.

NOTE E:  CAPITALIZATION

The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The SEC has approved the Company's request to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:

(Thousands of Dollars)                  1999           1998           1997

Retained earnings..................   $21,215        $22,753        $32,268
Other paid-in capital..............    10,785         34,247          3,432
  Total............................   $32,000        $57,000        $35,700

                                               Allegheny Generating Company

NOTE F:  LONG-TERM DEBT

The Company had long-term debt outstanding as follows:

                                        12-31-99
                                        Interest            December 31
(Thousands of Dollars)                    Rate           1999         1998

Debentures due:
  September 1, 2003.................     5.625%        $ 50,000     $ 50,000
  September 1, 2023.................     6.875%         100,000      100,000
Unamortized debt discount...........                     (1,069)      (1,171)
    Total...........................                   $148,931     $148,829


NOTE G:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the Allegheny Energy companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $100 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs to the Company, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The Company had borrowings from the Allegheny Energy money pool of $52.2 million at December 31, 1999 which was funded by West Penn Power Company and $66.8 million at December 31, 1998 which was funded by The Potomac Edison Company. Short-term debt outstanding for 1999 and 1998 consisted of:

(Thousands of Dollars)		   1999               1998

Balance and interest rate at end of year:
  Money pool................................   $52,150-4.88%     $66,750-4.80%
Average amount outstanding and interest
  rate during the year:
    Money pool..............................    59,904-4.90%     $43,415-5.23%
    Commercial paper........................                       1,725-5.46%
    Notes payable to banks..................                         406-5.63%

NOTE H:  RELATED PARTY TRANSACTION

All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company was $.3 million for each of the years 1999 and 1998, and was $.2 million for 1997.

                                               Allegheny Generating Company



REPORT OF MANAGEMENT

The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management's best estimates and judgements of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards.

Management meets periodically with internal auditors and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.



Alan J. Noia                                    Michael P. Morrell
Chairman and                                    Vice President and
Chief Executive Officer                         Chief Financial Officer

                           SCHEDULE II

         ALLEGHENY ENERGY, INC. AND SUBSIDIARY COMPANIES


                Valuation and Qualifying Accounts
        For Years Ended December 31, 1999, 1998, and 1997


Allowance for
uncollectible accounts:




Column A              Column B             Column C            Column D        Column E

                                          Additions
                      Balance at   Charged  to    Charged to                  Balance at
                      beginning    costs and        other                       end of
                      of period    expenses        accounts                     period
Description                                                    Deductions
                                                     (A)          (B)

Allowance for
uncollectible accounts:

Year Ended 12/31/99   $19,560,137  $17,847,219   $6,486,429    $16,918,736    $26,975,049

Year Ended 12/31/98   $17,191,310  $15,371,602   $4,953,941    $17,956,716    $19,560,137

Year Ended 12/31/97   $15,052,494  $16,306,082   $3,869,153    $18,036,419    $17,191,310



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               S-2
                           SCHEDULE II

                    MONONGAHELA POWER COMPANY

                Valuation and Qualifying Accounts
        For Years Ended December 31, 1999, 1998, and 1997





Column A              Column B             Column C            Column D        Column E

                                          Additions
                      Balance at   Charged  to    Charged to                  Balance at
                      beginning    costs and        other                       end of
                      of period    expenses        accounts                     period
Description                                                    Deductions
                                                     (A)          (B)

Allowance for
uncollectible accounts:

Year Ended 12/31/99   $ 2,515,749  $ 3,887,703   $1,796,318    $ 4,066,724    $ 4,133,046

Year Ended 12/31/98   $ 2,176.006  $ 3,951,000   $1,383,021    $ 4,994,278    $ 2,515,749

Year Ended 12/31/97   $ 1,949,219  $ 3,699,997   $1,005,246    $ 4,478,456    $ 2,176,006



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               S-3
                           SCHEDULE II

                     POTOMAC EDISON COMPANY

                Valuation and Qualifying Accounts
        For Years Ended December 31, 1999, 1998, and 1997





Column A              Column B             Column C            Column D        Column E

                                          Additions
                      Balance at   Charged  to    Charged to                  Balance at
                      beginning    costs and        other                       end of
                      of period    expenses        accounts                     period
Description                                                    Deductions
                                                     (A)          (B)

Allowance for
uncollectible accounts:

Year Ended 12/31/99   $ 2,202,672  $ 4,235,040   $ 1,803,617   $ 4,706,854    $ 3,534,475

Year Ended 12/31/98   $ 1,683,485  $ 3,731,000   $ 1,456,097   $ 4,667,910    $ 2,202,672

Year Ended 12/31/97   $ 1,579,503  $ 3,700,000   $ 1,312,074   $ 4,908,092    $ 1,683,485



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               S-4
                           SCHEDULE II

        WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                Valuation and Qualifying Accounts
        For Years Ended December 31, 1999, 1998, and 1997




Column A              Column B             Column C            Column D        Column E

                                          Additions
                      Balance at   Charged  to    Charged to                  Balance at
                      beginning    costs and        other                       end of
                      of period    expenses        accounts                     period
Description                                                    Deductions
                                                     (A)          (B)

Allowance for
uncollectible accounts:

Year Ended 12/31/99   $14,759,968  $ 6,575,517   $ 2,886,494   $ 8,145,158    $16,076,821

Year Ended 12/31/98   $13,325,739  $ 7,613,934   $ 2,114,823   $ 8,294,528    $14,759,968

Year Ended 12/31/97   $11,523,772  $ 8,900,005   $ 1,551,833   $ 8,649,871    $13,325,739



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               50
Supplementary Data
Quarterly Financial Data (Unaudited)
(Dollar Amounts in Thousands Except for Per Share Data)

                  Electric
                  Operating    Operating     Net        Earnings
                  Revenues      Income      Income*     Per Share*
Quarter ended

AE
March 1999        $689 987     $140 246     $97 775     $ .80
June 1999          643 404      111 745      64 514       .55
September 1999     741 359      117 176      71 332       .63
December 1999      733 691      105 480      51 768       .46

March 1998         645 472      124,707      78 237       .64
June 1998          627 650      100 065      53 891       .44
September 1998     726 607      128 604      82 736       .68
December 1998      576 707       86 131      48 144       .39

Monongahela
March 1999         170 642       30 321      23 250
June 1999          160 459       25 102      18 556
September 1999     178 330       32 595      26 631
December 1999      163 904       31 019      23 890

March 1998         158 272       27 358      19 427
June 1998          153 774       24 087      16 611
September 1998     177 364       31 887      25 244
December 1998      155 712       28 154      21 143

Potomac Edison
March 1999         202 978       45 095      36 164
June 1999          174 691       27 543      18 736
September 1999     189 489       34 348      26 492
December 1999      186 099       28 736      19 191

March 1998         191 698       37 622      27 922
June 1998          177 519       30 036      20 504
September 1998     190 533       36 680      27 299
December 1998      177 744       34 458      25 757

West Penn
March 1999         317 730       58 674      45 499
June 1999          327 269       47 089      33 649
September 1999     395 662       42 295      31 507
December 1999      313 542       45 711      26 945

March 1998         280 703       52 619      39 001
June 1998          263 023       40 627      26 308
September 1998     288 272       56 248      42 835
December 1998      246 729       17 038       4 476

AGC
March 1999          17 857        8 455       5 053
June 1999           17 810        8 586       5 302
September 1999      18 072        8 821       5 516
December 1999       16 853        8 220       5 344

March 1998          18 604        9 450       5 937
June 1998           19 126        9 258       5 961
September 1998      18 303        9 297       5 625
December 1998       17 783        8 649       5 230

  *For AE and West Penn - 1998 results exclude the effect of extraordinary charges in June 1998 ($265,446, net of taxes, or $2.17 per share) and December 1998 ($9,980, net of taxes, or $.08 per share).

  *For AE, Potomac Edison and West Penn - 1999 results exclude the effect of extraordinary charges in December 1999 ($27, net of taxes, or $.24 per share).

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Shareholders of Allegheny Energy, Inc.


        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 3, 2000

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company


        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 3, 2000

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
The Potomac Edison Company


        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Energy, Inc. and its subsidiaries) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 3, 2000

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
West Penn Power Company


        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our
opinion,   the  financial  statement  schedule  listed   in   the
accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to
obtain   reasonable   assurance  about  whether   the   financial
statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and
evaluating  the  overall  financial statement  presentation.   We
believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 3, 2000

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Generating Company


        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (an indirect subsidiary of Allegheny Energy, Inc.) at December 31, 1999 and
1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 3, 2000

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   For AE and its subsidiaries, none.


                          PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   AE, Monongahela, Potomac Edison, West Penn, and AGC. Reference is made to the Executive Officers of the Registrants in Part I of this report. The names, ages as of December 31, 1999, the business experience during the past five years of the directors of the System companies and term of office are set forth below:


                        Term of Office            Director since date shown of
    Name                  Expires(h)        Age     AE     MP     PE     WP     AGC

Eleanor Baum(a)          2001                59    1988   1988   1988   1988
William L. Bennett(b)    2001                50    1991   1991   1991   1991
Thomas K. Henderson(1)   Elected Annually    59                                1996
Wendell F. Holland(c)    2000                48    1994   1994   1994   1994
Phillip E. Lint(d)       2001                70    1989   1989   1989   1989
Frank A. Metz, Jr.(e)    2002                65    1984   1984   1984   1984
Michael P. Morrell(1)    Elected Annually    51           1996   1996   1996   1996
Alan J. Noia(1)          2002                52    1994   1994   1987   1994   1994
Jay S. Pifer(1)          Elected Annually    62           1995   1995   1992
Steven H. Rice(f)        2002                56    1986   1986   1986   1986
Gunnar E. Sarsten(g)     2000                62    1992   1992   1992   1992
Peter J. Skrgic  (1)     Elected Annually    58           1990   1990   1990   1989



  (1)Employee of the company. For further information on the business experience of these employees, See Executive Officers of the Registrants in Part I of this report for further details.

      (a) Eleanor Baum.  Dean of The Albert Nerken School  of
          Engineering   of   The  Cooper   Union   for   the
          Advancement  of  Science  and  Art.   Director  of
          Avnet, Inc. and United States Trust Company, Chair of the Engineering Workforce Commission, a fellow of the Institute of Electrical and Electronic Engineers, Past Chairman of Board of Governors, New York Academy of Sciences. Formerly, President
          of   Accreditation  Board  for   Engineering   and
          Technology  and  President, American  Society  for
          Engineering Education.

      (b) William L. Bennett.  Vice-Chairman and Director  of
          HealthPlan  Services Corporation, and Director  of
          Sylvan,  Inc.  Formerly,  Chairman,  Director  and
          Chief Executive Officer of Noel Group, Inc.

      (c) Wendell   F.   Holland.   Of  counsel,   Obermayer,
          Rebmann, Maxwell & Hippel LLP and Director of Bryn Mawr Bank Corporation. Formerly, Vice President, American International Water Services Company, of Counsel, Law Firm of Reed, Smith, Shaw & McClay, Partner, Law Firm of LeBoeuf, Lamb, Greene &
          MacRae,   and  Commissioner  of  the  Pennsylvania
          Public Utility Commission.

      (d) Phillip  E.  Lint.   Retired.   Formerly,  Partner,
          Price Waterhouse.

      (e) Frank A. Metz, Jr. Retired. Director of Solutia, Inc. Formerly, Senior Vice President, Finance and Planning, and Director of International Business Machines Corporation and Director of Monsanto Company.

      (f) Steven   H.   Rice.  Attorney  and  Consultant   to
          financial institutions. Director of LaJolla Bank, a Federal Savings Bank, and LaJolla Bancorp, Inc.
          Formerly,   President,  LaJolla  Bank,   Northeast
          Region, President and Chief Executive Officer of Stamford Federal Savings Bank, President of the
          Seamen's Bank for Savings, and Director of the Royal Insurance Group, Inc.

      (g) Gunnar E. Sarsten. Chairman and Chief Executive Officer of MK International. Formerly, President and Chief Operating Officer of Morrison Knudsen Corporation, President and Chief Executive Officer of United Engineers & Constructors International, Inc. (now Raytheon Engineers & Constructors), and Deputy Chairman of the Third District Federal Reserve Bank in Philadelphia.

      (h) As a result of the passage of Maryland legislation affecting corporate governance of companies incorporated in the state, on July 15, 1999 AE's Board of Directors by resolution amended AE's Articles of Incorporation, which amendment was filed with the Maryland State Department of Assessments and Taxation on July 20, 1999, (See Exhibit 3.1a of AE) adding a provision that among other things, divided the Board of Directors into three classes, with each class serving a three-year term and one class being elected each year. The current AE Board of eight members now consists of Class I with two members and Classes II and III with three members each. The term of office of the Class I directors expires this year. Therefore they are the only directors standing for election this year. The term of Class II directors ends in 2001 and of Class III directors in 2002. At future annual meetings of the stockholders, the successors to the class of directors whose term expires that year will be elected for a three-year term. The above note applies only to AE. All Directors of Monongahela, Potomac Edison, West Penn and AGC are elected annually for a one-year term.


ITEM 11.   EXECUTIVE COMPENSATION

         During 1999, and for 1998 and 1997, the annual compensation paid by AE, Monongahela, Potomac Edison, West Penn and AGC directly or indirectly to their Chief Executive Officer and each of the four most highly paid executive officers of the System whose cash compensation exceeded $100,000 for services in all capacities to such companies was as follows:


                 Summary Compensation Tables (a)
       AE, Monongahela, Potomac Edison, West Penn and AGC
                       Annual Compensation


                                                                               All
Name                                                              Long-Term    Other
and                                          Annual     No. of    Performance  Compen-
Principal                                    Incentive  Options   Plan Payout  sation
Position(b)                  Year  Salary($) ($)(c)       (d)     ($)(d)       ($)(e)

Alan J. Noia,                1999  575,000   312,500    190,000   260,183      112,350
Chief Executive Officer      1998  525,000   180,500       -      286,655      184,788
                             1997  460,000   253,000       -      250,657      124,495

Peter J. Skrgic,             1999  290,000   196,800     80,000   158,372        6,925
Senior Vice President        1998  280,008   123,000       -      204,753       50,757
Supply                       1997  265,000   155,400       -      150,394       91,409

Michael P. Morrell (f)       1999  260,000   156,000     66,000    96,154       27,592
Senior Vice President &      1998  255,000   117,000       -      114,870       28,599
Chief Financial Officer      1997  240,000    95,200       -        (f)         26,068


Jay S. Pifer,                1999  255,000   146,400     66,000    96,154        7,073
Senior Vice President        1998  250,008    66,500       -      131,042       41,542
Delivery                     1997  240,000    95,200       -      150,394       67,810

Richard J. Gagliardi         1999  210,000   113,400     52,000    79,186       14,713
Vice President               1998  200,016    60,400       -      114,662       25,345
Administration               1997  190,000    75,600       -      100,263       25,340


     (a) The individuals appearing in this chart perform policy-making functions for each of the Registrants. The compensation shown is for all services in all capacities to AE and its subsidiaries. All salaries and bonuses of these executives are paid by AESC. AE, Monongahela, Potomac Edison, West Penn and AGC have no paid employees.

     (b) See Executive Officers of the Registrants for all positions held.

     (c) Incentive awards (primarily Annual Incentive Plan awards) are based upon performance in the year in which the figure appears but are paid in the following year. The Annual Incentive Plan will be continued for 2000.

     (d) In 1994, the Board of Directors of the Company implemented a Performance Share Plan (the "Plan") for senior officers of the Company and its subsidiaries which was approved by the shareholders of AE at the annual meeting in May 1994. The first Plan cycle began on January 1, 1994 and ended on December 31, 1996. A second cycle began on January 1, 1995 and ended on December 31, 1997. The figure shown for 1997 represents the dollar value paid in 1998 to each of the named executive officers who participated in Cycle II. A third cycle began on January 1, 1996 and ended on December 31, 1998. The figure shown for 1998 represents the dollar value paid in 1999 to each of the named executive officers who participated in Cycle III. A fourth cycle began on January 1, 1997 and ended on December 31, 1999. The figure shown for 1999 represents the dollar value paid in 2000 to each of the named executive officers who participated in Cycle IV. In 1998, the Board of Directors of AE implemented a new Long-Term Incentive Plan, which was approved by the shareholders of AE at the AE annual meeting in May 1998. A fifth cycle (the first three-year performance period of this new Plan) began on January 1, 1998 and will end on December 31, 2000. A sixth cycle began on January 1, 1999 and will end on December 31, 2001. After completion of each cycle, AE stock, stock options (for Cycle V), cash, a combination, or just AE stock (Cycle VI) may be paid if performance criteria have been met.

     (e) The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment for both the Executive Life Insurance and Secured Benefit Plans (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the Employee Stock Ownership and Savings Plan (ESOSP) established as a non-contributory stock ownership plan for all eligible employees effective January 1, 1976, and amended in 1984 to include a savings program.

          Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after five years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Some executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them, except Mr. Morrell, who is not covered by this plan. Effective January 1, 1993, Allegheny started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan). To do this, during 1993 Allegheny purchased life insurance on the lives of the covered executives. The premium costs of both policies plus a factor for the use of the money are returned to Allegheny at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. Under the ESOSP for 1999, all eligible employees may elect to have from 2% to 12% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions. Employees direct the investment of these contributions into one or more of nine available funds. Fifty percent of the pre-tax contributions up to 6% of compensation are matched with common stock of AE. Effective January 1 1997, the maximum amount of any employee's compensation that may be used in these computations is $160,000. Employees' interests in the ESOSP vest immediately. Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment. For 1999, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans, and (b) ESOSP contributions, respectively, as follows: Mr. Noia $107,550 and $4,800; Mr. Skrgic $2,593 and $4,332;
          Mr.  Morrell $23,391 and $4,201; Mr. Pifer  $2,273
          and $4,800; Mr. Gagliardi $10,399 and $4,314.

     (f) Michael P. Morrell joined Allegheny on May 1, 1996, and did not receive a payment from the Long-Term Performance Plan for the second Plan cycle. His Cycle III payout is prorated for the period May 1, 1996 - December 31, 1998.

         ALLEGHENY ENERGY, INC. LONG-TERM INCENTIVE PLAN
          SHARES AWARDED IN LAST FISCAL YEAR (CYCLE VI)


                                Estimated Future Payout



                            Number of    Performance      Threshold     Target      Maximum
                            Shares      Period Until      Number of    Number of   Number of
Name                                       Payout           Shares      Shares      Shares


Alan J. Noia
Chief Executive Officer       5,165      1999-2001          2,583        5,165       10,330

Peter J. Skrgic
Senior Vice President         2,645      1999-2001          1,323        2,645        5,290

Michael P. Morrell
Senior Vice President         2,149      1999-2001          1,075        2,149        4,298

Jay S. Pifer
Senior Vice President         1,983      1999-2001            992        1,983        3,966

Richard J. Gagliardi
Vice President                1,488      1999-2001            744        1,488        2,976


       The named executives were awarded the above number of performance shares for Cycle VI. Such number of shares are only
targets.   As  described below, no payouts will  be  made  unless
certain criteria are met. Each executive's 1999-2001 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of AE common stock based on the price of such stock on December 31, 1998. At the end of
this   three-year  performance  period,  the  performance  shares attributed to the calculated award will be valued based on the price of AE common stock on December 31, 2001 and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies or otherwise leaves the employment of Allegheny prior to the end of the three-year period, the executive may still receive an award based on the number of
months  worked  during  the  period.   The  final  value  of   an
executive's account, if any, will be paid to the executive in early 2002.

       The actual payout of an executive's award may range from 0 to 200% of the target amount, before dividend reinvestment. The Management Review and Director Affairs Committee of the Board of Directors may decide to convert the value of such performance shares to stock options at that time or deliver cash or shares of common stock. The payout is based upon stockholder performance versus the peer group. The stockholder rating is then compared to a pre-established percentile ranking chart to determine the payout percentage of target. A ranking below 30% results in a 0% payout. The minimum payout begins at the 30% ranking, which results in a payout of 60% of target, ranging up to a payout of 200% of target if there is a 90% or higher ranking.



                                         Stock Option Grants in 1999 (1)
                           Number of       % of                              Grant
                           Securities  Total Options                         Date
                           Underlying   Granted to    Exercise   Expiration  Present
Name                        Options     Employees      Price        Date     Value(2)
                           Granted(1)    in 1999       ($/Sh)                  ($)

Alan J. Noia                40,000         3.64%      30.1875    02/22/2009  $203,102
                           150,000        13.66%      31.4895    12/02/2009   794,480


Peter J. Skrgic             20,000         1.82%      30.1875    02/22/2009   101,551
                            60,000         5.46%      31.4895    12/02/2009   317,792


Michael P. Morrell          16,000         1.46%      30.1875    02/22/2009    81,241
                            50,000         4.55%      31.4895    12/02/2009   264,827


Jay S. Pifer                16,000         1.46%      30.1875    02/22/2009    81,241
                            50,000         4.55%      31.4895    12/02/2009   264,827


Richard J. Gagliardi        12,000         1.09%      30.1875    02/22/2009    60,930
                            40,000         3.64%      31.4895    12/02/2009   211,861



(1) Options become exercisable three years after date of the grant.

(2) The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options set forth in this table. Allegheny Energy's use of this model should not be construed as an endorsement of its accuracy of valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value: an option term of 10 years, volatility of 22.83% dividend yield at 5.83%, and interest rate of 6.25%. The real value of the options in this table depends upon the actual performance of Allegheny Energy's stock during the applicable period.

                         Retirement Plan

     Allegheny maintains a Retirement Plan covering substantially all employees. The Retirement Plan is a noncontributory, trusteed  pension  plan  designed to  meet  the  requirements  of
Section 401(a) of the Internal Revenue Code of 1986, as amended (the Code). Each covered employee is eligible for retirement at normal retirement date (age 65), with early retirement permitted. In addition, executive officers and other senior managers participate in a supplemental executive retirement plan (Secured Benefit Plan).

      Pursuant to the Secured Benefit Plan, senior executives of Allegheny companies who retire at age 60 or over with 40 or more years of service are entitled to a supplemental retirement benefit in an amount that, together with the benefits under the basic plan and from other employment, will equal 60% of the executive's highest average monthly earnings for any 36 consecutive months. Beginning February 1, 1996, the earnings include 50% of the actual award paid under the Annual Incentive Plan and beginning January 1, 1999, include 100% of the actual award paid under the Annual Incentive Plan. The supplemental benefit is reduced for less than 40 years service and for retirement age from 60 to 55. It is included in the amounts shown where applicable. To provide funds to pay such benefits, beginning January 1, 1993, Allegheny purchased insurance on the lives of the participants in the Secured Benefit Plan. If the assumptions made as to mortality experience, policy dividends, and other factors are realized, Allegheny will recover all premium payments, plus a factor for the use of the Allegheny's money. The portion of the premiums for this insurance required to be deemed "compensation" by the Securities and Exchange Commission is included in the "All Other Compensation" column on page 57 of this Form 10-K. All executive officers are participants in the Secured Benefit Plan. It also provides for use of Average Compensation in excess of Code maximums.

      The following table shows estimated maximum annual benefits payable to participants in the Secured Benefit Plan following retirement (assuming payments on a normal life annuity basis and not including any survivor benefit) to an employee in specified remuneration and years of credited service classifications. These amounts are based on an estimated Average Compensation (defined as 12 times the highest average monthly earnings including overtime and other salary payments actually earned, whether or not payment is deferred, for any 36 consecutive calendar months), retirement at age 65 and without consideration of any effect of various options which may be elected prior to retirement. The benefits listed in the Pension Plan Table are not subject to any deduction for Social Security or any other offset amounts.

                              PENSION PLAN TABLE



                                        Years of Credited  Service
Average Compensation(a)  15 Years 20 Years 25 Years 30 Years  35 Years  40 Years

$  200,000               $ 60,000 $ 80,000 $100,000 $110,000  $115,000  $120,000
   300,000                 90,000  120,000  150,000  165,000   172,500   180,000
   400,000                120,000  160,000  200,000  220,000   230,000   240,000
   500,000                150,000  200,000  250,000  275,000   287,500   300,000
   600,000                180,000  240,000  300,000  330,000   345,000   360,000
   700,000                210,000  280,000  350,000  385,000   402,500   420,000
   800,000                240,000  320,000  400,000  440,000   460,000   480,000
   900,000                270,000  360,000  450,000  495,000   517,000   540,000
 1,000,000                300,000  400,000  500,000  550,000   575,000   600,000



(a) The earnings of Messrs. Noia, Skrgic, Pifer, Morrell and Gagliardi covered by the plan correspond substantially to such amounts shown for them in the summary compensation table. As of December 31, 1999, they had accrued 30, 35, 35, 3-1/2 and 21 years of credited service, respectively, under the Retirement Plan. Pursuant to an agreement with Mr. Morrell, at the end of ten years of employment with the Company, Mr. Morrell will be credited with an additional eight years of service.

                   Change In Control Contracts

      AE has entered into Change in Control contracts with the named and certain other Allegheny executive officers (Agreements). Each Agreement sets forth (i) the severance benefits that will be provided to the employee in the event the employee is terminated subsequent to a Change in Control of AE (as defined in the Agreements), and (ii) the employee's obligation to continue his or her employment after the occurrence of certain circumstances that could lead to a Change in Control. The Agreements provide generally that if there is a Change in Control, unless employment is terminated by AE for Cause, Disability or Retirement or by the
employee for other than Good Reason (each as defined in the Agreements), severance benefits payable to the employee will consist of a cash payment equal to 2.99 times the employee's base annual salary and target short-term incentive together with AE maintaining existing benefits for the employee and the employee's dependents for a period of three years. Each Agreement expires on December 31, 2001, but is automatically extended for one year periods thereafter unless either AE or the employee gives notice otherwise. Notwithstanding the delivery of such notice, the Agreements will continue in effect for thirty-six months after a Change in Control.

                    Compensation of Directors

     Each of the directors is also a director of the following subsidiaries of the Company: Monongahela, Potomac Edison, West Penn, and AESC (Allegheny companies). In 1999, directors who were not officers or employees (outside directors) received for all services to the Company and Allegheny companies (a) $17,000 in retainer fees (annual retainer fee increased from $16,000 to $20,000 effective October 1, 1999), (b) $800 for each committee meeting attended and $250 for each Board meeting of each company attended through September 30, 1999 and (c) effective October 1, 1999 $1,000 for each committee meeting of each company attended. The Board meeting fee did not change. The Chairperson of each committee receives an additional fee of $4,000 per year. Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum. In addition to the foregoing compensation, effective October 1, 1999 the outside directors of the company receive an annual retainer of $12,000 worth of Common Stock (in lieu of the 200 shares of Common Stock received pursuant to the Allegheny Energy, Inc. Restricted Stock Plan for Outside Directors, which was terminated September 30, 1999). Further, a Deferred Stock Unit Plan for Outside Directors provides for a lump sum payment (payable at the director's election in one or more installments, including interest thereon equivalent to the dividend yield) to directors calculated by reference to the price of the Company's Common Stock. Directors who serve at least five years on the Board and leave at or after age 65, or upon death or disability, or as otherwise directed by the Board, will receive such payments. In 1999 the Company credited each outside director's account with 275 deferred stock units. The number will increase to 300 in 2000; to 325 in 2001; to 350 in 2002; and to 375 in 2003.
Effective September 1, 1999, outside directors are also granted 1,000 stock options each year. In 1999, each director received three-years' worth, with 1,000 options to vest each year 1999-2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

      The table below shows the number of shares of AE common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of AE, Monongahela, Potomac Edison, West Penn, and AGC and by all directors and executive officers of each such company as a group as of December 31, 1999. To the best of the knowledge of AE, there is no person who is a beneficial owner of more than 5% of the voting securities of AE.

                       Executive       Shares of
                       Officer or          APS           Percent
Name                   Director of     Common Stock      of Class

Eleanor Baum          AE,MP,PE,WP          3,374*     .037% or less
William L. Bennett    AE,MP,PE,WP          4,144*          "
Richard J. Gagliardi  AE                  14,231           "
Thomas K. Henderson   AGC                  7,698           "
Wendell F. Holland    AE,MP,PE,WP          1,701*          "
Thomas J. Kloc        AGC                  5,014           "
Phillip E. Lint       AE,MP,PE,WP          2,155*          "
Frank A. Metz, Jr.    AE,MP,PE,WP          4,138*          "
Michael P. Morrell    AE,MP,PE,WP,AGC      3,870           "
Alan J. Noia          AE,MP,PE,WP,AGC     41,314             "
Jay S. Pifer          AE,MP,PE,WP         19,496           "
Steven H. Rice        AE,MP,PE,WP          4,471*          "
Gunnar E. Sarsten     AE,MP,PE,WP          7,374*          "
Peter J. Skrgic       AE,MP,PE,WP,AGC     23,351           "


All directors and executive officers
of AE as a group (19 persons)            167,206        Less than .16%

All directors and executive officers
of MP as a group (19 persons)           155,732        Less than .15%

All directors and executive officers
of PE as a group (19 persons)           155,732         "

All directors and executive officers
of WP as a group (19 persons)           155,732         "

All directors and executive officers
of AGC as a group (7 persons)            90,100         .09%


*Excludes  the outside directors' accounts in the Deferred  Stock
Unit  Plan which, at March 1, 2000, were valued at the number  of
shares  shown:   Baum 3,976; Bennett 2,132; Holland  1,982;  Lint
5,691; Metz 4,260; Rice 2,713; and Sarsten 3,654.

All of the shares of common stock of Monongahela (5,891,000), Potomac Edison (22,385,000), and West Penn (24,361,586) are owned by AE. All of the common stock of AGC is owned by Monongahela (270 shares), Potomac Edison (280 shares), and Allegheny Energy Supply Company, LLC (450 shares).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K


(a)(1)(2) The financial statements and financial statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 49.

(b) AE and Monongahela filed reports on Form 8-K during the quarter ended December 31, 1999.

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

                              ALLEGHENY ENERGY, INC.


                              By:  /s/ Alan J. Noia
                                  (Alan J. Noia) Chairman,
President
                                   and Chief Executive Officer
Date:  March 2, 2000



        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title              Date

  (i) Principal Executive Officer:

      /s/ Alan J. Noia              Chairman, President, Chief
      (Alan J. Noia)                Executive Officer and Director 3/2/00

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell        Senior Vice President,
      (Michael P. Morrell)          Finance                        3/2/00

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc            Vice President and
      (Thomas J. Kloc)              Controller                     3/2/00

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Frank A. Metz, Jr.
      *William L. Bennett       *Alan J. Noia
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten

*By:  /s/ Thomas K. Henderson                                      3/2/00
      (Thomas K. Henderson)

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

                                MONONGAHELA POWER COMPANY

                                By:  /s/ Jay S. Pifer
                                     (Jay S. Pifer) President
                                     and Director
Date:  March 2, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


             Signature                       Title                   Date

  (i) Principal Executive Officer

      /s/ Alan J. Noia             Chairman of the Board, Chief
      (Alan J. Noia)               Executive Officer and Director   3/2/00

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)         Vice President and Director      3/2/00

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)             Controller                       3/2/00

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Alan J. Noia
      *William L. Bennett       *Jay S. Pifer
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten
      *Frank A. Metz, Jr.       *Peter J. Skrgic
      *Michael P. Morrell

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                         3/2/00

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

                                THE POTOMAC EDISON COMPANY

                                By:  /s/ Jay S. Pifer
                                     (Jay S. Pifer) President
                                     and Director
Date:  March 2, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


             Signature                              Title           Date

  (i) Principal Executive Officer

      /s/ Alan J. Noia               Chairman of the Board, Chief
      (Alan J. Noia)                 Executive Officer and Director 3/2/00

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)           Vice President and Director    3/2/00

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)               Controller                     3/2/00

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Alan J. Noia
      *William L. Bennett       *Jay S. Pifer
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten
      *Frank A. Metz, Jr.       *Peter J. Skrgic
      *Michael P. Morrell

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                         3/2/00

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

                                WEST PENN POWER COMPANY

                                By:  /s/ Jay S. Pifer
                                     (Jay S. Pifer) President
                                     and Director
Date:  March 2, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


             Signature                         Title                 Date

  (i) Principal Executive Officer

      /s/ Alan J. Noia               Chairman of the Board, Chief
      (Alan J. Noia)                 Executive Officer and Director 3/2/00

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)           Vice President and Director    3/2/00

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)               Controller                     3/2/00

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Alan J. Noia
      *William L. Bennett       *Jay S. Pifer
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten
      *Frank A. Metz, Jr.       *Peter J. Skrgic
      *Michael P. Morrell

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                         3/2/00

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

                                ALLEGHENY GENERATING COMPANY

                                By:  /s/ Alan J. Noia
                                     (Alan J. Noia)
                                     Chief Executive Officer
Date:  March 2, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


             Signature                              Title              Date

  (i) Principal Executive Officer

      /s/ Alan J. Noia               Chairman of the Board, Chief
      (Alan J. Noia)                 Executive Officer and President  3/2/00

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)           Vice President and Director      3/2/00

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)               Controller                       3/2/00

 (iv) A Majority of the Directors:

      *Richard J. Gagliardi
      *Thomas K. Henderson
      *Michael P. Morrell
      *Alan J. Noia
      *Peter J. Skrgic

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                           3/2/00

               CONSENT OF INDEPENDENT ACCOUNTANTS




  We  hereby consent to the incorporation by reference in
  the  Prospectus  constituting part of  Allegheny  Power
  System Inc.'s (now Allegheny Energy, Inc.) Registration
  Statements  on  Form S-3 (Nos. 33-36716  and  33-57027)
  relating   to  the  Dividend  Reinvestment  and   Stock
  Purchase  Plan  of  Allegheny  Energy,  Inc.;  in   the
  Prospectus constituting part of Allegheny Power System,
  Inc.'s   (now   Allegheny  Energy,  Inc.)  Registration
  Statement  on Form S-3 (No. 33-49791) relating  to  the
  common  stock  shelf registration;  in  the  Prospectus
  constituting   part  of  Monongahela  Power   Company's
  Registration Statements on Form S-3 (Nos. 333-31493, 33-
  51301,   33-56262  and  33-59131);  in  the  Prospectus
  constituting  part  of  The  Potomac  Edison  Company's
  Registration Statements on Form S-3 (Nos. 333-33413, 33-
  51305 and 33-59493); and in the Prospectus constituting
  part   of   West   Penn  Power  Company's  Registration
  Statements  on Form S-3 (Nos. 333-34511, 33-51303,  33-
  56997, 33-52862, 33-56260 and 33-59133); of our reports
  dated February 3, 2000 included in ITEM 8 of this  Form
  10-K.   We  also consent to the references to us  under
  the heading "Experts" in such Prospectuses.



  PricewaterhouseCoopers, LLP

  Pittsburgh, Pennsylvania
  March 29, 2000

                        POWER OF ATTORNEY


             KNOW  ALL  MEN  BY THESE PRESENTS  THAT  the
  undersigned  directors  of Allegheny  Energy,  Inc.,  a
  Maryland  corporation, Monongahela  Power  Company,  an
  Ohio   corporation,  The  Potomac  Edison  Company,   a
  Maryland and Virginia corporation, and West Penn  Power
  Company,   a   Pennsylvania  corporation,   do   hereby
  constitute  and appoint THOMAS K. HENDERSON and  EILEEN
  M.  BECK,  and each of them, a true and lawful attorney
  in  his  or her name, place and stead, in any  and  all
  capacities,  to sign his or her name to Annual  Reports
  on Form 10-K for the year ended December 31, 1999 under
  the Securities Exchange Act of 1934, as amended, and to
  any and all amendments, of said Companies, and to cause
  the  same to be filed with the SEC, granting unto  said
  attorneys and each of them full power and authority  to
  do  and  perform any act and thing necessary and proper
  to be done in the premises, as fully and to all intents
  and  purposes as the undersigned could do if personally
  present,  and  the  undersigned  hereby  ratifies   and
  confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


  Dated:  March 2, 2000


  /s/ Eleanor Baum           /s/ Frank A. Metz, Jr.
  (Eleanor Baum)             (Frank A. Metz, Jr.)

  /s/ William L. Bennett     /s/ Alan J. Noia
  (William L. Bennett)       (Alan J. Noia)

  /s/ Wendell F. Holland     /s/ Steven H. Rice
  (Wendell F. Holland)       (Steven H. Rice)

  /s/ Phillip E. Lint        /s/ Gunnar E. Sarsten
  (Phillip E. Lint)          (Gunnar E. Sarsten)

                        POWER OF ATTORNEY


             KNOW  ALL  MEN  BY THESE PRESENTS  THAT  the
  undersigned directors of Monongahela Power Company,  an
  Ohio   corporation,  The  Potomac  Edison  Company,   a
  Maryland and Virginia corporation, and West Penn  Power
  Company,   a   Pennsylvania  corporation,   do   hereby
  constitute  and appoint THOMAS K. HENDERSON and  EILEEN
  M.  BECK,  and each of them, a true and lawful attorney
  in   his  name,  place  and  stead,  in  any  and   all
  capacities,  to  sign his or her  name  to  the  Annual
  Report  on  Form 10-K for the year ended  December  31,
  1999  under  the Securities Exchange Act  of  1934,  as
  amended,  and  to  any  and  all  amendments,  of  said
  Company,  and  to cause the same to be filed  with  the
  SEC, granting unto said attorneys and each of them full
  power and authority to do and perform any act and thing
  necessary  and  proper to be done in the  premises,  as
  fully   and  to  all  intents  and  purposes   as   the
  undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


  Dated:  March 2, 2000


                         /s/ Michael P. Morrell
                         (Michael P. Morrell)

                         /s/ Jay S. Pifer
                         (Jay S. Pifer)

                         /s/ Peter J. Skrgic
                         (Peter J. Skrgic)

                        POWER OF ATTORNEY



             KNOW  ALL  MEN  BY THESE PRESENTS  THAT  the
  undersigned directors of Allegheny Generating  Company,
  a   Virginia  corporation,  do  hereby  constitute  and
  appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1999 under the Securities
  Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


  Dated:  March 2, 2000



                         /s/ Richard G. Gagliardi
                         (Richard J. Gagliardi)

                         /s/ Thomas K. Henderson
                         (Thomas K. Henderson)

                         /s/ Michael P. Morrell
                         (Michael P. Morrell)

                         /s/ Alan J. Noia
                         (Alan J. Noia)

                         /s/ Peter J. Skrgic
                         (Peter J. Skrgic)

                         EXHIBIT INDEX
                         (Rule 601(a))

Allegheny Energy, Inc.
                                             Incorporation
        Documents                            by Reference

3.1  Charter of the Company,            Form 10-K of the Company
     as amended, September 16,          (1-267), December 31, 1997,
     1997                               exh. 3.1

3.1a Articles Supplementary             Form 8-K of the Company
     dated July 15, 1999 and            (1-267), July 20, 1999, exh. 3.1
     filed July 20, 1999

3.2  By-laws of the Company,
     as amended February 3, 2000


4    Subsidiaries' Indentures
     described below

10.1 Directors' Deferred                Form 10-K of the Company
       Compensation Plan                (1-267), December 31, 1994,
                                        exh. 10.1

10.2 Executive Compensation Plan        Form 10-K of the Company
                                        (1-267), December 31, 1996
                                        exh. 10.2

10.3 Allegheny Energy 1999 Annual
       Incentive Compensation Plan


10.4 Allegheny Energy                   Form 10-K of the Company
       Supplemental Executive           (1-267), December 31, 1996
       Retirement Plan                  exh. 10.4

10.5 Executive Life Insurance           Form 10-K of the Company
       Program and Collateral           (1-267), December 31, 1994,
       Assignment Agreement             exh. 10.5

10.6 Secured Benefit Plan               Form 10-K of the Company
       and Collateral Assignment        (1-267), December 31, 1994,
       Agreement                        exh. 10.6

10.7 Restricted Stock Plan              Form 10-K of the Company
       for Outside Directors            (1-267), December 31, 1998,
                                        exh. 10.7

10.8 Deferred Stock Unit Plan           Form 10-K of the Company
       for Outside Directors            (1-267), December 31, 1997,
                                        exh. 10.8

                          E-1 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))

Allegheny Energy, Inc.
                                             Incorporation
        Documents                            by Reference

10.9 Allegheny Energy                        Form 10-K of the Company
     Performance Share Plan                  (1-267), December 31, 1994,
                                             exh. 10.9

10.10   Form of Change in Control            Form 10-K of the Company
     Contract With Certain                   (1-267), December 31, 1998,
     Executive Officers Under                exh. 10.10
     Age 55

10.11   Form of Change in Control            Form 10-K of the Company
     Contract With Certain                   (1-267), December 31, 1998,
     Executive Officers Over                 exh. 10.11
     Age 55


10.12   Allegheny Energy, Inc.               Form S-8 of the Company
     1998 Long-Term Incentive Plan           (1-267), October 14, 1998,
                                             exh. 4.1

12   Statement re computation of
     per share earnings:  Clearly
     determinable from the financial
     statements contained in Item 8.

21   Subsidiaries of AE:

     Name of Company                         State of Organization

     Allegheny Generating Company (a)               Virginia
     Allegheny Energy Service Corporation           Maryland
     Allegheny Ventures, Inc.                       Delaware
     Monongahela Power Company                      Ohio
     The Potomac Edison Company                     Maryland and Virginia
     West Penn Power Company                        Pennsylvania
     Allegheny Energy Supply Company, LLC.          Delaware
     Allegheny Energy Unit No. 1 and
       Unit No. 2, LLC                              Delaware
     (a)   Owned directly by Monongahela,
         Potomac Edison, and Allegheny
         Energy Supply Company, LLC

23   Consent of Independent Accountants      See page 72 herein.

24   Powers of Attorney                      See page 73 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


Monongahela Power Company
                                             Incorporation
        Documents                            by Reference

3.1  Charter of the Company,                 Form 10-Q of the Company
     as amended                              (1-5164), September 1995,
                                             exh. (a)(3)(i)

3.2  Code of Regulations,                    Form 10-Q of the Company
     as amended                              (1-5164), September 1995,
                                             exh. (a)(3)(ii)

4    Indenture, dated as of                  S 2-5819, exh. 7(f)
     August 1, 1945, and                     S 2-8881, exh. 7(b)
     certain Supplemental                    S 2-10548, exh. 4(b)
     Indentures of the                       S 2-14763, exh. 2(b)(i);
     Company defining rights                 Forms 8-K of the Company
     of security holders.*                   (1-268-2) dated November 21,
                                             1991, July 15, 1992,
                                             September 1, 1992, April 29,
                                             1993, May 23, 1995, and
                                             November 14, 1997.



* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Change in Control               Form 10-K of the Company
     Contract With Certain                   (1-5164), December 31, 1998,
     Executive Officers Under                exh. 10.1
     Age 55


10.2 Form of Change in Control               Form 10-K of the Company
     Contract With Certain                   (1-5164), December 31, 1998,
     Executive Officers Over                 exh. 10.2
     Age 55

                          E-2 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


Monongahela Power Company
                                             Incorporation
        Documents                            by Reference

12   Computation of ratio of earnings
     to fixed charges

21   Subsidiaries:  Monongahela Power
     Company has a 27% equity ownership
     in Allegheny Generating Company,
     incorporated in Virginia; and a 25%
     equity ownership in Allegheny
     Pittsburgh Coal Company, incorporated
     in Pennsylvania.

23   Consent of Independent Accountants      See page 72 herein.

24   Powers of Attorney                      See pages 73-74 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


The Potomac Edison Company

                                             Incorporation
           Documents                         by Reference

3.1  Charter of the Company,                 Form 10-Q of the Company
     as amended                              (1-3376-2), September 1995,
                                             exh. (a)(3)(i)

3.2  By-laws of the Company,                 Form 10-Q of the Company
     as amended                              (1-3376-2), September 1995,
                                             exh. (a)(3)(ii)

4    Indenture, dated as of                  S 2-5473, exh. 7(b); Form
     October 1, 1944, and                    S-3, 33-51305, exh. 4(d)
     certain Supplemental                    Forms 8-K of the Company
     Indentures of the                       (1-3376-2) dated
     Company defining rights                 December 15, 1992,
     of security holders*                    February 17, 1993, March 30,
                                             1993, June 22, 1994, May 12,
                                             1995, May 17, 1995 and
                                             November 14, 1997.

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Change in Control               Form 10-K of the Company
     Contract With Certain                   (1-3376-2), December 31,
     Executive Officers Under                1998, exh. 10.1
     Age 55


10.2 Form of Change in Control               Form 10-K of the Company
     Contract With Certain                   (1-3376-2), December 31,
     Executive Officers Over                 1998, exh. 10.2
     Age 55


12   Computation of ratio of earnings
     to fixed charges

                          E-3 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


The Potomac Edison Company

                                             Incorporation
           Documents                         by Reference

21   Subsidiaries:  The Potomac Edison
     Company has a 28% equity ownership in
     Allegheny Generating Company, incorporated in Virginia and a 25% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania.

23   Consent of Independent                  See page 72 herein.
     Accountants

24   Powers of Attorney                      See pages 73-74 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


West Penn Power Company


                                             Incorporation
     Documents                               by Reference

3.1  Charter of the Company,                 Form 10-Q of the Company
     as amended, July 16, 1999               (1-255-2), June 30, 1999
                                             exh. (a)(3)(i)

3.2  By-laws of the Company,                 Form 10-Q of the Company
     as amended                              (1-255-2), September 1995,
                                             exh. (a)(3)(ii)

10.1 Form of Employment Contract             Form 10-K of the Company
     with Certain Executive Officers         (1-255-2), December 31, 1998,
     Under Age 55                            exh. 10.1

10.2 Form of Employment Contract             Form 10-K of the Company
     with Certain Executive Officers         (1-255-2), December 31, 1998,
     Over Age 55                             exh. 10.2

12   Computation of ratio of earnings
     to fixed charges

21   Subsidiaries:  West Penn Power Company
     has   a 50% equity ownership in
     Allegheny Pittsburgh Coal Company,
     incorporated in Pennsylvania; a 100%
     equity ownership interest in West Penn
     Funding Corporation, incorporated in
     Delaware, which owns a 100% equity
     ownership interest in West Penn Funding
     LLC, incorporated in Delaware; and a
     100% equity ownership in West Virginia
     Power and Transmission Company,
     incorporated in West Virginia, which
     owns a 100%equity ownership in West Penn
     West Virginia Water Power Company,
     incorporated in Pennsylvania.

                          E-4 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


West Penn Power Company

                                             Incorporation
     Documents                               by Reference

23   Consent of Independent                  See page 72 herein.
     Accountants

24   Powers of Attorney                      See pages 73-74 herein.

27   Financial Data Schedule

                           EXHIBIT INDEX
                           (Rule 601(a))


Allegheny Generating Company
                                                  Incorporation
           Documents                              by Reference

3.1(a)  Charter of the Company,
        as amended*

3.1(b)  Certificate of Amendment to
        Charter, effective July 14, 1989**

3.2     By-laws of the Company, as amended,       Form 10-K of the Company
        effective December 23, 1996.              (0-14688), December 31, 1996

4       Indenture, dated as of December 1,
        1986, and Supplemental Indenture,
        dated as of December 15, 1988, of the
        Company defining rights of security
        holders.***

10.1    APS Power Agreement-Bath County
        Pumped Storage Project, as amended,
        dated as of August 14, 1981, among
        Monongahela Power Company, Allegheny
        Energy Supply Company, LLC, and The
        Potomac Edison Company and Allegheny
        Generating Company.****

10.2    Amendment No. 8, effective date           Form 10-K of the Company
        January 1, 1999, to the APS Power         (0-14688), December 31, 1998
        Agreement - Bath County Pumped
        Storage Project.

10.3    Operating Agreement, dated as of
        June 17, 1981, among Virginia
        Electric and Power Company, Allegheny
        Generating Company, Monongahela Power
        Company, Allegheny Energy Supply Company,
        LLC and The Potomac Edison Company.****

10.4    Equity Agreement, dated June 17,
        1981, between and among Allegheny
        Generating Company, Monongahela Power
        Company, Allegheny Energy Supply Company,
        LLC, and The Potomac Edison Company.****

                           E-5 (cont'd.)

                           EXHIBIT INDEX
                           (Rule 601(a))


Allegheny Generating Company
                                                  Incorporation
           Documents                              By Reference

10.5    United States of America Before The
        Federal Energy Regulatory Commission,
        Allegheny Generating Company, Docket
        No. ER84-504-000, Settlement Agreement
        effective October 1, 1985.****

12      Computation of ratio of earnings
        to fixed charges

23      Consent of Independent
        Accountants                               See page 72 herein.

24      Powers of Attorney                        See page 75 herein.

27      Financial Data Schedule

__________

* Incorporated by reference to the designated exhibit to AGC's registration statement on Form 10, File No. 0-14688.

**   Incorporated by reference to Form 10-Q of the Company (0-
     14688) for June 1989, exh. (a).

***  Incorporated by reference to Forms 8-K of the Company (0-
     14688) for December 1986, exh. 4(A), and December 1988, exh. 4.1.

**** Incorporated by reference to Form 10-Q of the Company (0-
     14688) for June 1989, exh. (a).