Form 10-Q
period 2000-03-31
ALLEGHENY ENERGY INC
filed 2000-05-15
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 2000


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

   At May 12, 2000, 110,436,317 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                     ALLEGHENY ENERGY, INC.

           Form 10-Q for Quarter Ended March 31, 2000


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
   Three months ended March 31, 2000 and 1999                 3


  Consolidated Balance Sheet - March 31, 2000
   and December 31, 1999                                      4


  Consolidated Statement of Cash Flows -
   Three months ended March 31, 2000 and 1999                 5


  Notes to Consolidated Financial Statements                 6-10


  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      11-24



PART II--OTHER INFORMATION                                   25

                                       ALLEGHENY ENERGY, INC.
                                   Consolidated Statement of Income
                                        (Thousands of Dollars)



                                                                Three Months Ended
                                                                      March 31
                                                                 2000            1999

OPERATING REVENUES:
  Utility                                                   $    622,550    $    592,592
  Nonutility                                                     244,240          97,395
               Total Operating Revenues                          866,790         689,987

OPERATING EXPENSES:
  Operation:
     Fuel                                                        135,688         140,609
     Purchased power and exchanges, net                          264,295          90,835
     Deferred power costs, net                                     2,464           3,686
     Other                                                        96,303          82,301
  Maintenance                                                     57,075          56,434
  Depreciation and amortization                                   63,661          66,865
  Taxes other than income taxes                                   49,927          47,894
  Federal and state income taxes                                  57,247          61,117
               Total Operating Expenses                          726,660         549,741
               Operating Income                                  140,130         140,246

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                                       487             336
   Other income, net                                                (972)          1,008
               Total Other Income and Deductions                    (485)          1,344
               Income Before Interest Charges, Preferred
                  Dividends, and Extraordinary Charge, Net       139,645         141,590

INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest on long-term debt                                     41,284          38,502
   Other interest                                                 12,197           4,225
   Allowance for borrowed funds used during
      construction and interest capitalized                       (1,491)         (1,168)
   Dividends on preferred stock of subsidiaries                    1,260           2,256
               Total Interest Charges and
                  Preferred Dividends                             53,250          43,815

Consolidated Income Before
   Extraordinary Charge                                           86,395          97,775
Extraordinary Charge, net (1)                                    (70,505)         -
CONSOLIDATED NET INCOME                                     $     15,890    $     97,775

COMMON STOCK SHARES OUTSTANDING (average)                    110,436,317     122,395,644

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge                    $0.78           $0.80
Extraordinary charge, net (1)                                     ($0.64)         -
Consolidated net income                                            $0.14           $0.80




See accompanying notes to consolidated financial statements.

(1) See Note 5 in the notes to the consolidated financial statements.

                                         ALLEGHENY ENERGY, INC.
                                       Consolidated Balance Sheet
                                         (Thousands of Dollars)




                                                                March 31,   December 31,
ASSETS:                                                           2000          1999
   Property, Plant, and Equipment:
        Utility plant                                         $ 6,574,454  $  6,547,533
        Nonutility plant                                        2,060,723     2,060,423
        Construction work in progress                             267,480       231,763
                                                                8,902,657     8,839,719
        Accumulated depreciation                               (3,675,227)   (3,632,568)
                                                                5,227,430     5,207,151
   Investments and Other Assets:
        Excess of cost over net assets acquired                    42,412        42,584
        Benefit plans' investments                                 95,151        94,168
        Nonutility investments                                     13,974        15,252
        Other                                                       1,478         1,479
                                                                  153,015       153,483
   Current Assets:
        Cash and temporary cash investments                        19,160        65,984
        Accounts receivable:
            Utility service                                       399,541       383,316
            Other                                                  11,033        12,273
            Allowance for uncollectible accounts                  (28,340)      (26,975)
        Materials and supplies - at average cost:
            Operating and construction                             96,870        92,560
            Fuel                                                   62,810        62,280
        Prepaid taxes                                              67,822        58,190
        Deferred income taxes                                      18,899        30,477
        Other, including current portion of regulatory assets      28,381        31,205
                                                                  676,176       709,310

   Deferred Charges:
        Regulatory assets                                         597,835       663,847
        Unamortized loss on reacquired debt                        33,955        41,825
        Other                                                      86,421        76,825
                                                                  718,211       782,497

              Total Assets                                    $ 6,774,832  $  6,852,441

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                          $   153,045  $    153,045
        Other paid-in capital                                   1,044,085     1,044,085
        Retained earnings                                         865,004       896,602
        Treasury stock (at cost)                                 (398,407)     (398,407)
                                                                1,663,727     1,695,325
        Preferred stock                                            74,000        74,000
        Long-term debt and QUIDS                                2,249,801     2,254,463
                                                                3,987,528     4,023,788
   Current Liabilities:
        Short-term debt                                           670,483       641,095
        Long-term debt due within one year                        121,284       189,734
        Accounts payable                                          211,617       233,331
        Taxes accrued:
            Federal and state income                               64,694        20,699
            Other                                                  43,397        67,292
        Interest accrued                                           34,411        34,979
        Adverse power purchase commitments                         25,099        24,895
        Other, including current portion of
            regulatory liabilities                                113,196        96,510
                                                                1,284,181     1,308,535
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                             115,011       116,971
        Deferred income taxes                                     868,756       920,943
        Regulatory liabilities                                    128,753        78,743
        Adverse power purchase commitments                        297,318       303,935
        Other                                                      93,285        99,526
                                                                1,503,123     1,520,118

              Total Capitalization and Liabilities            $ 6,774,832  $  6,852,441




See accompanying notes to consolidated financial statements.

                                  ALLEGHENY ENERGY, INC.
                          Consolidated Statement of Cash Flows
                                  (Thousands of Dollars)


                                                                   Three Months Ended
                                                                        March 31

                                                                    2000         1999
CASH FLOWS FROM OPERATIONS:
          Consolidated net income                               $   15,890   $   97,775
          Extraordinary charges, net of taxes                       70,505        -
          Consolidated income before extraordinary charges          86,395       97,775

          Depreciation and amortization                             63,661       66,865
          Amortization of adverse purchase power contract           (3,125)      (2,695)
          Deferred investment credit and income taxes, net            (802)       8,054
          Deferred power costs, net                                  2,464        3,686
          Allowance for other than borrowed funds used
                 during construction                                  (487)        (336)
          Changes in certain assets and liabilities:
                    Accounts receivable, net                       (13,620)     (31,176)
                    Materials and supplies                          (4,840)      (8,954)
                    Prepaid taxes                                   (9,632)      (9,685)
                    Accounts payable                               (21,714)      (4,895)
                    Taxes accrued                                   20,100       36,307
          Other, net                                                 2,346       (7,409)
                                                                   120,746      147,537

CASH FLOWS FROM INVESTING:
          Utility construction expenditures (less allowance for
               other than borrowed funds used during construction) (41,019)     (34,048)
          Nonutility construction expenditures and investments     (40,579)      (7,669)
                                                                   (81,598)     (41,717)

CASH FLOWS FROM FINANCING:
          Repurchase of common stock                                 -          (22,517)
          Retirement of long-term debt                             (83,628)       -
          Funds on deposit with trustees
               and restricted funds                                 13,268        -
          Short-term debt, net                                      29,388      (17,699)
          Cash dividends paid on common stock                      (45,000)     (52,648)
                                                                   (85,972)     (92,864)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                  (46,824)      12,956
Cash and temporary cash investments at January 1                    65,984       17,559
Cash and temporary cash investments at March 31                 $   19,160   $   30,515


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)              $37,501      $40,174
                 Income taxes                                        5,517        2,791





See accompanying notes to consolidated financial statements.

                     ALLEGHENY ENERGY, INC.

           Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Certain prior period amounts in these notes have been revised for comparative purposes.

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

4. The West Virginia Legislature passed House Concurrent
   Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects the West Virginia Legislature to pass the necessary tax law changes in their next session in the first quarter of 2001 and the implementation of the deregulation plan is expected to occur in mid-2001. Among the provisions of the plan are the following:

   * Customer choice will begin for all customers when the plan is implemented (expected in mid-2001).

   * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for the residential and small commercial customers.

     After year 7, the power supply rate for large commercial and industrial customers will no longer be regulated.

   * The Company is permitted to transfer West Virginia jurisdictional generating assets of its Monongahela Power Company (Monongahela Power) subsidiary to its non-regulated generation company at book value. Subject to an order by the W. Va. PSC granting final approval, the West Virginia jurisdictional assets of the Company's subsidiary The Potomac Edison Company (Potomac Edison) may be transferred to a non-regulated affiliate at book value in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

   * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

   * Industrial customers will receive a 3% rate reduction.

   * A special "Rate Stabilization" account of $56.7 million will be established for residential and small business customers to mitigate the impact of the market price of power as determined by the W. Va. PSC.

5. In 1997, the Emerging Issues Task Force (EITF) issued EITF
   No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 71 to that separable portion of its business.

   On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 based on a company specific electric deregulation plan submitted by the W. Va. PSC. As required by EITF 97-4, Monongahela Power and Potomac Edison discontinued the application of SFAS No. 71 for their West Virginia jurisdictions' electric generation operations in the first quarter of 2000. Monongahela Power and Potomac Edison recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $70.5 million in the first quarter of 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:

                                          Gross        Net-of-Tax
                                           (Millions of Dollars)
   Unrecoverable regulatory assets       $ 60.0           $36.2
   Rate stabilization obligation           56.7            34.3
     2000 extraordinary charges          $116.7           $70.5

6.The Pennsylvania Public Utility Commission (Pennsylvania PUC) order for restructuring authorized recognition of an additional Competitive Transition Charge (CTC) regulatory asset (Additional CTC Regulatory Asset) to reduce the adverse effects, if any, that competition will have on West Penn during the years 1999 to 2002. No Additional CTC Regulatory Asset was recorded by West Penn as of March 31, 2000.

7.The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The final 1/3 of West Penn Power Company's generation was reclassified to the Company's nonutility segment on January 2, 2000.

                                                March    December
                                                2000       1999
                                             (Millions of Dollars)
   Property, plant and equipment at
     original cost                            $3,914.8    $2,678.4
   Amounts under construction included above     168.3       101.8
   Accumulated depreciation                   (1,895.2)   (1,238.3)

8.The Company's principal business segments are utility and nonutility operations. The utility subsidiaries, Monongahela Power, Potomac Edison, and West Penn, collectively now do business as Allegheny Power. Allegheny Power is involved in the delivery (transmission and distribution) and procurement of electric energy subject to federal and state traditional utility price regulation. Also, Allegheny Power is involved in generation of electric energy in jurisdictions which have not yet implemented deregulation of electric generation and, with the purchase of the assets of West Virginia Power in December 1999, is now involved in the procurement and delivery of natural gas. Nonutility operations consist primarily of the Company's energy supply business, now Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Also included in nonutility operations is Allegheny Ventures, Inc., a wholly owned subsidiary of the Company, which develops new business opportunities, including telecommunications. Since January 1, 1999, the Company's supply business has the primary objective of selling the output of the West Penn generation that has been freed up by the Electricity Generation Customer Choice and Competition Act in Pennsylvania and is no longer regulated by the Pennsylvania PUC. In November 1999, the Company formed a new non-utility generating company, Allegheny Energy Supply. West Penn transferred its generating capacity, which totaled 3,778 MW, at book value as allowed by the final settlement in West Penn's Pennsylvania restructuring case. Allegheny Energy Supply also purchased from AYP Energy its 276 MW of merchant capacity at Fort Martin Unit No. 1.

   Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.

                                                Three Months Ended
                                                     March 31
                                                2000          1999
                                              (Thousands of Dollars)
   Operating Revenues:
    Utility                                  $638,379      $596,968
    Nonutility                                379,218       167,768
   Eliminations                              (150,807)      (74,749)
   Depreciation and amortization:
    Utility                                    50,512        52,070
    Nonutility                                 13,149        14,795
   Federal and State Income Taxes:
      Utility                                  47,244        51,596
     Nonutility                                10,003         9,521
   Operating Income:
    Utility                                   117,801       119,863
    Nonutility                                 22,329        20,383
   Interest Charges and Preferred Dividends:
     Utility                                   51,993        35,622
     Nonutility                                 5,034         8,193
     Eliminations                              (3,777)
   Consolidated Income Before Extraordinary Charge:
     Utility                                   67,692        84,158
     Nonutility                                18,703        13,617
   Extraordinary Charges, Net:
    Utility                                    70,505
   Capital Expenditures:
    Utility                                    41,506        34,384
    Nonutility                                 40,579         7,669


                                            March 31    December 31
                                              2000          1999

   Identifiable Assets:
    Utility                                $5,181,499    $5,293,394
    Nonutility                              1,593,333     1,559,047


   See Note 5 for a discussion of extraordinary charges, net.

9. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                         Three Months Ended
                                              March 31
                                          2000           1999

   Number of Shares                     110,436,317    122,436,317
   Amount per Share                        $.43           $.43

                     ALLEGHENY ENERGY, INC.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF FIRST QUARTER OF 2000 WITH FIRST QUARTER OF 1999

     The Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and
Results of Operations in the Allegheny Energy, Inc.'s (the
Company) Annual Report on Form 10-K for the year ended December
31, 1999 should be read with the following Management's
Discussion and Analysis information.

Factors That May Affect Future Results

     Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

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

Acquisition of Mountaineer Gas Company

     The Company previously reported that Monongahela Power
Company (Monongahela Power) plans to purchase Mountaineer Gas
Company conditioned upon certain approvals.

     The Department of Justice and Federal Trade Commission, after reviewing the proposed acquisition and exploring antitrust issues, approved the acquisition.

     Monongahela Power filed a Form U-1 application with the Securities and Exchange Commission (SEC) in February 2000 requesting permission to acquire Mountaineer Gas Company. The Form U-1 filing is required because the Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

     A number of key intervenors in the Company's application to the Public Service Commission of West Virginia (W. Va. PSC) signed a Joint Stipulation and Settlement Agreement in April 2000 to not oppose Monongahela Power's acquisition of Mountaineer Gas Company. The settlement agreement is subject to the approval of the W. Va. PSC and was presented at an evidentiary hearing held by the W. Va. PSC on April 17, 2000.

     The Company anticipates that all required approvals will be granted by the end of the third quarter 2000. The closing date will occur shortly after all necessary approvals are received.

Rate Matters

     On January 17, 2000, The Potomac Edison Company (Potomac Edison) filed with the Virginia State Corporation Commission (Virginia SCC) for a decrease in fuel rates of approximately $4 million to become effective March 8, 2000. The decrease is primarily due to the refunding of a prior overrecovery of fuel costs, coupled with a decrease in projected energy costs. On March 1, 2000, the Virginia SCC approved the decrease on an interim basis effective March 8, 2000. On April 27, 2000, the Virginia SCC suspended the procedural schedule pending the filing and investigation of Potomac Edison's application for approval of its restructuring plan.

     On March 24, 2000, the Maryland Public Service Commission (Maryland PSC) issued an order requiring Potomac Edison to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of twelve months that began April 30, 2000. The July 1, 2000, deferred fuel balance will be collected or refunded beginning no later than October 1, 2000, over a twelve-month period.

     On April 12, 2000 the Maryland PSC approved the Power Sales Agreement between the Company and Virginia Electric Power Company covering the sale of the AES Warrior Run output to the wholesale market for the period July 1, 2000 through December 31, 2000.
The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000.

     As previously reported, Potomac Edison decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company's fuel rate, and on March 21, 2000 the proposed order became final.

     As previously reported, on February 26, 1999, the W. Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for Potomac Edison and Monongahela Power to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase Monongahela Power's fuel rates by $10.9 million and decrease Potomac Edison's fuel rates by $8.0 million was scheduled to become effective March 15, 2000. The W. Va. PSC granted an extension, and the parties continue to negotiate.

Transfer of Generation Assets

     On February 11, 2000, Potomac Edison filed a Form U-1 application with the SEC requesting authority to transfer their Maryland, Virginia, West Virginia, and Federal Energy Regulatory Commission generation assets to its unregulated affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply).

     As previously reported, a Maryland PSC decision approving the transfer of Potomac Edison's Maryland jurisdictional generation assets is expected prior to July 1, 2000.

America's Fiber Network Partnership

     The Company's unregulated subsidiary, Allegheny Communications Connect, announced in March 2000 that it, along with five other energy and telecommunications companies, are partnering to create America's Fiber Network LLC (AFN), a super-regional high-speed telecommunications company. The network will initially offer more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern United States to secondary markets with a growing need for broadband access. The initial footprint of fiber in AFN puts the company in position to reach areas responsible for roughly 35 percent of the national wholesale communications capacity market.

     By year-end 2000, AFN expects to expand its network from the current 7,000 route miles to 10,000 route miles or 200,000 fiber miles. AFN will reach this capacity by adding companies with existing fiber, installing fiber in areas of opportunity, and acquiring existing fiber from others or contracting long-term lease agreements for existing fiber.

     Other partners consist of AEP Communications, a subsidiary of American Electric Power; GPU Telcom, a subsidiary of GPU,
Inc.; FirstEnergy Telecom, a subsidiary of FirstEnergy Corp.; CFW
Communications; and R&B Communications.

Stockholder Protection Rights Agreement

     The Company has adopted a Stockholder Protection Rights Agreement (Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right per each share of the Company's common stock. The dividend was paid to shareholders of record as of March 16, 2000. Under its principal provision, if any person or group acquires 15 percent or more of the Company's outstanding common stock, all other shareholders of the Company would be entitled to buy, for the exercise price of $100 per right, common stock of the Company having a market value equal to twice the exercise price, thereby substantially diluting the acquiring person's or group's investment.

     The rights may cause substantial dilution to a person or group that acquires 15 percent or more of the Company's common stock. The rights should not interfere with a transaction that is in the best interests of the Company and its shareholders, because the rights can be redeemed prior to a triggering event for $0.01 per right.

    The SEC previously issued an order pursuant to the PUHCA, granting the Company authority to adopt and implement the Rights
Agreement.

Review of Operations

EARNINGS SUMMARY
                                    Three Months Ended March
                                Earnings            Per Share
                            2000        1999       2000     1999
                          (Millions of Dollars)  (Dollars Per Share)

Utility operations          $67.7        $84.2      $.61    $.69
Nonutility operations        18.7         13.6       .17     .11
Consolidated income before
  extraordinary charge       86.4         97.8       .78     .80
Extraordinary charge, net   (70.5)           -      (.64)      -
Consolidated net income     $15.9        $97.8      $.14    $.80


     The decrease in earnings for the first quarter of 2000 before the extraordinary charge was due to unplanned generating plant outages, which caused the Company to make purchases of higher-priced power on the open energy market, and warmer than 1999 weather. The adverse effect on revenues due to weather was partially offset by revenues and earnings from the assets of West Virginia Power purchased by Monongahela Power in December 1999, and lower depreciation expense.

        The first quarter extraordinary charge of $70.5 million, net of taxes, ($.64 per share) reflects write-offs by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

SALES AND REVENUES

     Total operating revenues for the first quarter of 2000 and 1999 were as follows:
                                            Three Months Ended
                                                 March 31
                                            2000       1999
                                          (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Regulated:
      Electric                                 $589.1       $571.3
      Gas                                         9.8            -
    Choice                                       10.8          6.8
    Bulk power                                   14.3          3.3
    Transmission and other energy services       14.4         15.6
      Total utility revenues                    638.4        597.0
  Nonutility revenues:
    Retail and other                             57.4         38.4
    Bulk power                                  321.8        129.3
      Total nonutility revenues                 379.2        167.7
  Elimination between utility and nonutility   (150.8)       (74.7)
      Total operating revenues                 $866.8       $690.0

     The increase in regulated revenues was primarily due to the acquisition of the assets of West Virginia Power purchased by Monongahela Power in December 1999.

     Utility choice revenues represent transmission and distribution revenues from West Penn Power Company (West Penn) franchised customers (customers in West Penn's distribution territory) who chose another supplier to provide their energy needs. Pennsylvania deregulation gave West Penn's regulated customers the ability to choose another energy supplier. In the first quarter of 2000, all of West Penn's regulated customers had the ability to choose, and in the first quarter of 1999, two-thirds of West Penn's customers had the ability to choose. At March 31, 2000, less than 2% of West Penn's customers chose alternate energy suppliers.

      In October 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates $13 million in 1999 and 2000 and will increase its rates an additional $13 million in 2001 (a $79 million total revenue increase during 1999 through 2001).
The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 2000 through 2001 time frame results in pre-tax income reductions of $21 million in 2000 and $19 million in 2001. Also, Potomac Edison will share on a 50% customer, 50% shareholder basis, earnings above a return on
equity of 11.4% in Maryland for 1999 and 2000.   This sharing
occurs through an annual true-up. Potomac Edison's revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity.

 Utility-related revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which are still applicable in all Company jurisdictions served, except for Pennsylvania. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction will cease to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, a fuel clause will cease to exist for Monongahela Power and Potomac Edison's West Virginia jurisdictions' when the deregulation plan is implemented which is expected to occur in mid-2001. Changes in fuel revenues in jurisdictions for which a fuel clause continues to exist have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses. The first quarter of 2000 also includes gas sales and services and electric revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999. Because a significant portion of the gas sold by the Company's gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. West Penn assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Pennsylvania jurisdiction. Effective July 1, 2000, the Company will assume similar risks and benefits for its Maryland jurisdiction. The Company will also assume this risk for the West Virginia jurisdiction when the deregulation plan is implemented which is expected to occur in mid-2001.

     The increase in utility bulk power revenues in the first quarter of 2000 exists due to a new dispatch arrangement in place between utility operations and nonutility operations whereby utility operations sell their bulk power to nonutility operations to be dispatched in a more efficient manner.

     The potential exists for significant volatility in the spot prices for electricity at the wholesale level to significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, the open commitments which exist at such times, and whether the effects of such transactions by the Company's utility subsidiaries are included in fuel or energy cost recovery clauses in their respective jurisdictions.

     The increase in nonutility revenues is a result of increased transactions by Allegheny Energy Supply, the Company's subsidiary, in the unregulated market place to sell electricity to both wholesale and retail customers and is also due to having increased generation available for sale. As a result of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania, two-thirds of West Penn's generation was freed up in the first quarter of 1999 and was available for sale into the unregulated marketplace by the supply business. In the first quarter of 2000, the final one-third of West Penn's generation was freed up and became available for sale into the deregulated marketplace. As a result, nonutility operations had more generation available for sale into the deregulated marketplace in the first quarter of 2000.

     The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

OPERATING EXPENSES

     Fuel expenses for the first quarter of 2000 and 1999 were as follows:

Fuel Expenses
                                            Three Months Ended
                                                 March 31
                                            2000       1999
                                          (Millions of Dollars)

Utility operations                         $ 71.5      $ 93.7
Nonutility operations                        64.2        46.9
 Total fuel expenses                       $135.7      $140.6


     Total fuel expenses for the first quarter of 2000 decreased 3% due to a 6% decrease in average fuel prices offset by a 3% increase related to kWh generated. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility fuel expenses in the first quarter was due to the fuel expenses associated with the final one-third of West Penn's freed up generation transferred to the Company's non-utility subsidiary, Allegheny Energy Supply, in the first quarter of 2000.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the PURPA, and consists of the following items:

Purchased Power and Exchanges, Net

                                            Three Months Ended
                                                 March 31
                                             2000       1999
                                           (Millions of Dollars)

Utility operations:
  From PURPA generation*                     $ 46.3     $28.0
  Gas Supply                                    5.7         -
  Other                                       138.4      20.0
    Total purchased power for
      Utility operations                      190.4      48.0
  Power exchanges, net                          7.3       4.3
Nonutility operations purchased power         213.2      41.5
Elimination                                  (146.6)     (3.0)
 Purchased power and exchanges, net          $264.3     $90.8

*PURPA cost (cents per kWh)                     5.2 cents 5.0 cents

     The increase of $18.3 million in utility purchased power from PURPA generation is due to the start of commercial operations of the AES Warrior Run PURPA cogeneration project in Potomac Edison's Maryland service territory. The AES Warrior Run cogeneration contract will increase the cost of power purchases by about $60 million annually. The Maryland PSC has approved Potomac Edison's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement.

     See Sales and Revenues for more information on the settlement agreement.

     The increase in other utility operations purchased power was due primarily to West Penn's purchase of power from its nonutility affiliate, Allegheny Energy Supply, in order to provide energy to its customers eligible to choose an alternate supplier but electing not to do so. The generation previously available to serve those customers has been freed up by the Customer Choice Act in Pennsylvania and has been transferred to the Company's nonutility subsidiary, Allegheny Energy Supply. Also, unplanned generating plant outages caused the utility operations to make purchases of higher-priced power.

     The increase in nonutility operations purchased power was due to increased purchases for sale to its utility affiliate, West Penn, unplanned generating plant outages which caused the Company to make purchases of higher-priced power on the open energy market, and to take advantage of transaction opportunities in the market.

     The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Other operation expenses for the first quarter of 2000 and 1999 were as follows:

Other Operation Expenses

                                            Three Months Ended
                                                 March 31
                                            2000       1999
                                         (Millions of Dollars)

Utility operations                         $71.5       $70.3
Nonutility operations                       28.8        16.3
Elimination                                 (4.0)       (4.3)
 Total other operation expenses            $96.3       $82.3


     The increase in total other operation expenses of $14.0 million resulted primarily from increased transmission purchases ($5.5 million), additional expenses related to the assets of West Virginia Power purchased by Monongahela Power in December 1999 ($1.7 million), increased expenses from the Company's nonregulated subsidiary, Allegheny Ventures, Inc. ($1.6 million) primarily for costs associated with fiber optic leases, and higher salaries and wages.

     The elimination between utility and nonutility operation expenses is primarily to remove the effect of affiliated transmission purchases.

     Maintenance expenses for the first quarter of 2000 and 1999 were as follows:

Maintenance Expenses
                                           Three Months Ended
                                                March 31
                                            2000       1999
                                         (Millions of Dollars)

Utility operations                         $41.5       $46.0
Nonutility operations                       15.6        10.4
 Total maintenance expenses                $57.1       $56.4

     Total maintenance expenses for the first quarter of 2000 remained about the same as the first quarter of 1999. The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the final one-third of West Penn generation that has been freed up and transferred to the Company's nonutility subsidiary, Allegheny Energy Supply. Nonutility maintenance in the first quarter of 2000 also includes costs related to the establishment of Capital Recovery Policies by the Company's unregulated subsidiary, Allegheny Energy Supply. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the

T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

     Depreciation and amortization expenses for the first quarter of 2000 and 1999 were as follows:

Depreciation and Amortization Expenses

                                            Three Months Ended
                                                 March 31
                                            2000       1999
                                         (Millions of Dollars)

Utility operations                         $50.5       $52.1
Nonutility operations                       13.2        14.8
 Total depreciation and amortization
   expenses                                $63.7       $66.9


     Total depreciation and amortization expense in the first quarter of 2000 decreased $3.2 million due primarily to the establishment of capital recovery policies by the Company's unregulated subsidiary, Allegheny Energy Supply, which is reflected in nonutility operations. The decrease in utility depreciation and amortization expenses reflects the transfer of the additional one-third of West Penn's generation assets from utility to nonutility operations.

     Taxes other than income taxes for the first quarter of 2000 and 1999 were as follows:

Taxes Other than Income Taxes

                                           Three Months Ended
                                                 March 31
                                            2000       1999
                                          (Millions of Dollars)

Utility operations                         $38.0      $40.1
Nonutility operations                       11.9        7.8
  Total taxes other than income taxes      $49.9      $47.9

     Total taxes other than income taxes increased $2.0 million in the first quarter of 2000 due primarily to increased gross receipts taxes resulting from higher revenues from retail customers. Utility and nonutility taxes other than income taxes reflects the movement of taxes other than income taxes associated with the final one-third of West Penn generation that has been freed up and transferred to the Company's nonutility subsidiary, Allegheny Energy Supply which is reflected in nonutility operations. Federal and state income taxes decreased $3.9 million in the first quarter of 2000 due to decreased taxable income.

     The decrease in other income, net of $2.0 million in the first quarter of 2000, was due primarily to cost of removal on plant retirements recorded by the Company's nonutility subsidiary, Allegheny Energy Supply.

     Interest on long-term debt and other interest for the first quarter of 2000 and 1999 were as follows:

Interest Expense

                                            Three Months Ended
                                                 March 31
                                            2000        1999
                                          (Millions of Dollars)
Interest on long-term debt:
  Utility operations                       $39.7       $30.7
  Nonutility operations                      5.4         7.8
  Elimination                               (3.8)          -
   Total interest on long-term debt         41.3        38.5
Other interest:
  Utility operations                        12.2         4.2
  Nonutility operations                       .6           -
  Elimination                                (.6)          -
    Total other interest                    12.2         4.2
      Total interest expense                53.5       $42.7

     The increase in total interest on long-term debt of $2.8 million resulted from increased average long-term debt outstanding.

     The elimination between utility and nonutility interest on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and West Penn. The service obligation for the pollution control debt was assumed by Allegheny Energy Supply in conjunction with the transfer of West Penn's generating assets. West Penn continues to be a co-obligor with respect to the pollution control debt.

     Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $8.0 million in the first quarter of 2000 resulted primarily from the increase in short-term debt outstanding in conjunction with the repurchase of the Company's common stock that began late in the first quarter of 1999.

     The elimination between utility and nonutility other interest expense is to remove the effect of affiliated interest expense.

     Dividends on the preferred stock of the subsidiaries decreased due to the redemption by Potomac Edison and West Penn of their cumulative preferred stock on September 30, 1999, and July 15, 1999, respectively.

     The extraordinary charge in the first quarter of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 5 to the consolidated financial statements for additional information.

Financial Condition and Requirements

     The Company's discussion of Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

*    Financings

     In the first quarter of 2000 Potomac Edison redeemed $75 million of first mortgage bonds, and West Penn Funding LLC redeemed $8.6 million of transition bonds.

*    Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $5 million for the nine months ended December 31, 2000, based on projected short-term borrowings.

*    Nonutility Construction Expenditures and Investments

     The increase in nonutility construction expenditures and investments of $33 million in the three months ended March 31, 2000, vs. the three months ended March 31, 1999, is primarily due to expenditures related to the generation expansion program of the Company's unregulated subsidiary Allegheny Energy Supply.

*    Environmental Issue

     As previously reported, the Environmental Protection Agency's (EPA) nitrogen oxides (NOx) State Implementation Plan
(SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. A court decision on whether to grant an appeal is expected within a few months. If the appeal is granted, a final decision could be issued by Spring 2001. Also in April 2000, the EPA filed a motion with the court to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the states must file their compliance plans to implement the NOx SIP call regulation. If the court grants the EPA's request, the new SIP submittal deadline would be September 1, 2000, and the compliance due date would remain May 1, 2003. A court decision on whether to grant EPA's motion is expected within a few months.

*    Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the Federal Energy Regulatory Commission to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee.

     In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The five states in which the Company's utility operating companies serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place. Maryland has approved a deregulation plan for Potomac Edison which will begin July 1, 2000. West Virginia passed legislation approving a deregulation plan for Potomac Edison and Monongahela Power which is expected to be implemented in mid-2001. Ohio and Virginia have passed legislation to adopt customer choice which requires further action by the regulatory agencies in those states regarding specific deregulation plans for the Company's subsidiaries.

Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is uncertain whether momentum on the issue will result in legislation in 2000.

Maryland Activities

     On September 23, 1999, a settlement agreement between Potomac Edison, the Staff of the Maryland PSC, and other parties working to implement customer choice and deregulation of electric generation for Potomac Edison in Maryland was filed with the Maryland PSC. On December 23, 1999, the Maryland PSC approved the settlement agreement, which provides nearly all of Potomac Edison's 211,000 Maryland customers with the ability to choose an electric generation supplier starting July 1, 2000. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to an affiliate in accordance with Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is expected prior to July 1, 2000.

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio PUC). On January 3, 2000, Monongahela Power filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on Monongahela Power's transition plan filing and issue a decision by October 2000. Rulemaking proceedings to implement customer choice are ongoing at the Ohio PUC.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. However, for the Company, less than 12,500 of its 680,500 Pennsylvania customers have chosen an alternate energy supplier. The Company has retained about 98% of its Pennsylvania customers through April 1, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the State Corporation Commission to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     Various rulemaking proceedings to implement customer choice are ongoing before the State Corporation Commission.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including Monongahela Power and Potomac Edison. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

Accounting for the Effects of Price Deregulation

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in Maryland, Pennsylvania, and West Virginia. The legislation passed in Ohio and Virginia established definitive processes for transition to deregulation and market-based pricing for electric generation. However, the deregulation plans and their terms in Ohio and Virginia will not be known until relevant regulatory proceedings are complete and final orders are received. The Company expects that charges to earnings, if any, due to discontinuing SFAS No.
71 for the electric generation portion of its business in Ohio and Virginia will be less than $25 million, pre-tax.

                     ALLEGHENY ENERGY, INC.

            Part II - Other Information to Form 10-Q
                 for Quarter Ended March 31, 2000


ITEM 1. LEGAL PROCEEDINGS

     As previously reported, on December 17, 1999, AES/Beaver Valley, Inc., (AES/BV) filed a demand for arbitration with the American Arbitration Association. AES/BV requested a declaratory judgment that the Electric Energy Purchase Agreement (EEPA) approved by the Pennsylvania Public Utility Commission in 1986 continues to govern the transaction between West Penn and AES/BV for the sale of up to 125 megawatt-hours (MWh) per hour of power as set forth in the EEPA, even if AES/BV's proposed improvements to the plant to comply with the more rigorous NOx standards result in an increase in the amount of energy the plant produces annually. AES/BV also requested an award of its attorneys fees and costs.

     On April 4, 2000, an arbitrator granted the declaratory judgment request of AES/BV but denied its request for attorneys fees and costs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
       (27)Financial Data Schedule

   (b) The Company filed Form 8-K's on March 6, 2000 and March 7,
       2000.


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

May 12, 2000