Form 10-Q
period 2000-06-30
ALLEGHENY ENERGY INC
filed 2000-08-14
CIK 3673

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 2000


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

   At August 14, 2000, 110,436,317 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

                        ALLEGHENY ENERGY, INC.

               Form 10-Q for Quarter Ended June 30, 2000



                                 Index


                                                                   Page
                                                                    No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
     Three and six months ended June 30, 2000 and 1999               3


  Consolidated Balance Sheet - June 30, 2000
     and December 31, 1999                                           4


  Consolidated Statement of Cash Flows -
     Six months ended June 30, 2000 and 1999                         5


  Notes to Consolidated Financial Statements                      6-10


  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         11-30



PART II--OTHER INFORMATION                                       31-33

                                                 ALLEGHENY ENERGY, INC.
                                           Consolidated Statement of Income
                                                (Thousands of Dollars)



                                                                   Three Months Ended              Six Months Ended
                                                                        June 30                        June 30
                                                                  2000            1999           2000           1999

OPERATING REVENUES:
  Regulated operations                                      $    573,961    $    534,191    $ 1,196,511    $ 1,126,783
  Unregulated generation                                         286,488         107,591        527,553        202,535
  Other                                                            4,874           1,622          8,049          4,073
               Total Operating Revenues                          865,323         643,404      1,732,113      1,333,391

OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                                129,726         127,335        265,414        267,944
     Purchased power and exchanges, net                          306,100          97,372        570,395        188,207
     Deferred power costs, net                                     2,404           9,370          4,868         13,056
     Other                                                        93,782          87,630        190,085        169,931
  Maintenance                                                     58,842          54,432        115,917        110,866
  Depreciation and amortization                                   62,793          63,987        126,454        130,852
  Taxes other than income taxes                                   50,750          48,023        100,677         95,917
  Federal and state income taxes                                  41,984          43,510         99,231        104,627
               Total Operating Expenses                          746,381         531,659      1,473,041      1,081,400
               Operating Income                                  118,942         111,745        259,072        251,991

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                                        83             440            570            776
   Other income, net                                               6,213          (2,048)         5,241         (1,040)
               Total Other Income and Deductions                   6,296          (1,608)         5,811           (264)
               Income Before Interest Charges, Preferred
                  Dividends, and Extraordinary Charge, Net       125,238         110,137        264,883        251,727

INTEREST CHARGES AND PREFERRED DIVIDENDS:
   Interest on long-term debt                                     41,718          38,700         83,002         77,202
   Other interest                                                 13,018           5,890         25,215         10,115
   Allowance for borrowed funds used during
      construction and interest capitalized                       (2,214)         (1,234)        (3,705)        (2,402)
   Dividends on preferred stock of subsidiaries                    1,260           2,267          2,520          4,523
               Total Interest Charges and
                  Preferred Dividends                             53,782          45,623        107,032         89,438

Consolidated Income Before
   Extraordinary Charge                                           71,456          64,514        157,851        162,289
Extraordinary Charge, net (1)                                     -               -             (70,505)         -
CONSOLIDATED NET INCOME                                     $     71,456    $     64,514    $    87,346    $   162,289

COMMON STOCK SHARES OUTSTANDING (average)                    110,436,317     118,152,307     110,436,317    120,262,254

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge                    $0.65           $0.55          $1.43          $1.35
Extraordinary charge, net (1)                                     -               -              ($0.64)         -
Consolidated net income                                            $0.65           $0.55          $0.79          $1.35





See accompanying notes to consolidated financial statements.



(1) See Note 5 in the notes to the consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                                      ALLEGHENY ENERGY, INC.
                                    Consolidated Balance Sheet
                                      (Thousands of Dollars)


                                                                    June 30,     December 31,
ASSETS:                                                               2000           1999
   Property, Plant, and Equipment:
        Utility plant                                            $  6,644,350   $  6,547,533
        Nonutility plant                                            2,080,044      2,060,423
        Construction work in progress                                 282,979        231,763
                                                                    9,007,373      8,839,719
        Accumulated depreciation                                   (3,722,567)    (3,632,568)
                                                                    5,284,806      5,207,151
   Investments and Other Assets:
        Excess of cost over net assets acquired                        42,240         42,584
        Benefit plans' investments                                     95,151         94,168
        Nonutility investments                                         19,489         15,252
        Other                                                           1,821          1,479
                                                                      158,701        153,483
   Current Assets:
        Cash and temporary cash investments                            10,240         65,984
        Accounts receivable:
            Utility service                                           399,230        383,316
            Other                                                      12,557         12,273
            Allowance for uncollectible accounts                      (29,854)       (26,975)
        Materials and supplies - at average cost:
            Operating and construction                                 96,280         92,560
            Fuel                                                       63,652         62,280
        Prepaid taxes                                                  81,765         58,190
        Deferred income taxes                                          -              30,477
        Purchased options                                              31,234          9,158
        Other, including current portion of regulatory assets          30,566         31,205
                                                                      695,670        718,468

   Deferred Charges:
        Regulatory assets                                             595,620        663,847
        Unamortized loss on reacquired debt                            33,225         41,825
        Other                                                          65,297         67,667
                                                                      694,142        773,339

              Total Assets                                       $  6,833,319   $  6,852,441

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                             $    153,045   $    153,045
        Other paid-in capital                                       1,044,085      1,044,085
        Retained earnings                                             888,973        896,602
        Treasury stock (at cost)                                     (398,407)      (398,407)
                                                                    1,687,696      1,695,325
        Preferred stock                                                74,000         74,000
        Long-term debt and QUIDS                                    2,315,098      2,254,463
                                                                    4,076,794      4,023,788
   Current Liabilities:
        Short-term debt                                               772,826        641,095
        Long-term debt due within one year                             60,083        189,734
        Accounts payable                                              198,618        233,331
        Taxes accrued:
            Federal and state income                                   30,609         20,699
            Other                                                      41,858         67,292
        Adverse power purchase commitments                             25,246         24,895
        Other, including current portion of
             regulatory liabilities                                   135,603        131,489
                                                                    1,264,843      1,308,535
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 113,052        116,971
        Deferred income taxes                                         857,102        920,943
        Regulatory liabilities                                        133,268         78,743
        Adverse power purchase commitments                            290,757        303,935
        Other                                                          97,503         99,526
                                                                    1,491,682      1,520,118

              Total Capitalization and Liabilities               $  6,833,319   $  6,852,441




See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                                           ALLEGHENY ENERGY, INC.
                                    Consolidated Statement of Cash Flows
                                           (Thousands of Dollars)




                                                                                        Six Months Ended
                                                                                             June 30

                                                                                       2000           1999
CASH FLOWS FROM OPERATIONS:
          Consolidated net income                                               $     87,346   $    162,289
          Extraordinary charges, net of taxes                                         70,505         -
          Consolidated income before extraordinary charges                           157,851        162,289

          Depreciation and amortization                                              126,454        130,852
          Amortization of adverse purchase power contract                             (6,275)        (5,390)
          Deferred investment credit and income taxes, net                             5,394         13,086
          Deferred power costs, net                                                    4,868         13,056
          Allowance for other than borrowed funds used
                 during construction                                                    (570)          (776)
          Changes in certain assets and liabilities:
                    Accounts receivable, net                                         (13,319)       (34,940)
                    Materials and supplies                                            (5,092)        (9,413)
                    Prepaid taxes                                                    (23,575)         3,195
                    Purchased options                                                (22,076)        (5,101)
                    Accounts payable                                                 (34,713)        15,836
                    Taxes accrued                                                    (15,524)           228
                    Restructuring settlement rate refund                              -             (12,825)
          Other, net                                                                   6,940         11,524
                                                                                     180,363        281,621

CASH FLOWS FROM INVESTING:
          Regulated operations construction expenditures (less allowance
               for other than borrowed funds used during construction)              (108,404)       (88,771)
          Unregulated generation construction expenditures and investments           (97,651)       (32,839)
          Other construction expenditures and investments                             (2,712)        (6,032)
                                                                                    (208,767)      (127,642)

CASH FLOWS FROM FINANCING:
          Repurchase of common stock                                                  -            (191,450)
          Issuance of long-term debt                                                  79,900        114,830
          Retirement of long-term debt                                              (159,655)       (51,714)
          Funds on deposit with trustees
               and restricted funds                                                   13,172        (26,453)
          Short-term debt, net                                                       131,731        115,147
          Cash dividends paid on common stock                                        (92,488)      (102,786)
                                                                                     (27,340)      (142,426)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                    (55,744)        11,553
Cash and temporary cash investments at January 1                                      65,984         17,559
Cash and temporary cash investments at June 30                                  $     10,240   $     29,112


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                               $105,798        $80,094
                 Income taxes                                                        110,399         63,096




See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                        ALLEGHENY ENERGY, INC.

              Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny
   Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. Certain prior period amounts in these notes have been revised for comparative purposes.

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

4. The West Virginia Legislature passed House Concurrent Resolution
   27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects the West Virginia Legislature to consider the necessary tax law changes in their next session in the first quarter of 2001 and if the Legislature approves the implementation of the deregulation plan is expected to occur in mid-2001. Among the provisions of the plan are the following:

   * Customer choice will begin for all customers when the plan is implemented (expected in mid-2001).

   * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for the residential and small commercial customers.

   * After year 7, the power supply rate for large commercial and industrial customers will no longer be regulated.

   * The Company is permitted to transfer West Virginia jurisdictional generating assets of its Monongahela Power Company (Monongahela Power) subsidiary to its non-regulated generation company, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), at book value. Also, based on a final order issued by the W. Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company's subsidiary, The Potomac Edison Company (Potomac Edison), will be transferred to Allegheny Energy Supply at book value in August 2000 in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

   * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

   *  Industrial customers will receive a 3% rate reduction.

   * A special "Rate Stabilization" account of $56.7 million has been established for residential and small business customers to mitigate the impact of the market price of power as determined by the W. Va. PSC.

5. In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-
   4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 71 to that separable portion of its business.

   On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 based on a company specific electric deregulation plan submitted by the W. Va. PSC. As required by EITF 97-4, Monongahela Power and Potomac Edison discontinued the application of SFAS No. 71 for their West Virginia jurisdictions' electric generation operations in the first quarter of 2000. Monongahela Power and Potomac Edison recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $70.5 million in March 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:

                                           Gross        Net-of-Tax
                                            (Millions of Dollars)
   Unrecoverable regulatory assets        $ 60.0           $36.2
   Rate stabilization obligation            56.7            34.3
     2000 extraordinary charge            $116.7           $70.5

6. On June 7, 2000 the Maryland Public Service Commission (Maryland
   PSC) approved the transfer of the Maryland jurisdictional share of the generating assets of Potomac Edison, to Allegheny Energy Supply at net book value. On June 23, 2000, the W. Va. PSC issued an order which, in part, authorized Potomac Edison to transfer at net book value its West Virginia jurisdictional share of its generating assets to an unregulated affiliate in conjunction with the Maryland transfer.

  Also, on July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) authorized the transfer of the Virginia jurisdictional share of Potomac Edison's generating assets, excluding the hydroelectric assets located within the state of Virginia, approximately 380 megawatts (MW) of electric generation facilities with an estimated book value of $292 per kilowatt to an unregulated affiliate at net book value. On July 31, 2000, the Securities and Exchange
  Commission approved these transfers of generating assets. As a result, approximately 2,100 MW of electric generation facilities with an estimated net book value of approximately $615 million was transferred to Allegheny Energy Supply in August 2000.

7. The 1998 Pennsylvania Public Utility Commission (Pennsylvania
   PUC) order for restructuring authorized recognition of an additional Competitive Transition Charge (CTC) regulatory asset (Additional CTC Regulatory Asset) to reduce the adverse effects, if any, that competition will have on West Penn Power Company (West Penn) during the years 1999 to 2002. No additional CTC Regulatory Asset was recorded by West Penn as of June 30, 2000.

8. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The final one-third of West Penn's generation assets were transferred to the Company's unregulated generation segment on January 2, 2000.

                                                 June       December
                                                 2000         1999
                                               (Millions of Dollars)
   Property, plant and equipment at
      original cost                             $3,854.1   $2,678.4
   Amounts under construction included above       199.5      101.8
   Accumulated depreciation                     (1,846.9)  (1,238.3)


9. The Company's principal operating segments are regulated operations, unregulated generation, and other. Prior to the second quarter of 2000, the Company reported operating segments consisting of utility and nonutility operations. The Company has restated prior period segment information.

  The regulated operations segment, previously reported as the utility segment, consists primarily of the subsidiaries Monongahela Power, Potomac Edison, and West Penn. The regulated operations segment operates electric transmission and distribution systems and natural gas distribution systems and generates electric energy in regulatory jurisdictions which have not yet implemented deregulation of electric generation.

  The unregulated generation segment, previously reported in the nonutility segment, consists primarily of the subsidiary Allegheny Energy Supply. Allegheny Energy Supply is an unregulated energy production and marketing subsidiary which markets competitive wholesale electricity and retail electricity in states where customer choice has been implemented.

  The other segment, previously reported in the nonutility segment, consists of Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary which develops new business opportunities including telecommunication.

Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.

                                Three Months Ended    Six Months Ended
                                    June 30               June 30
                                2000        1999        2000      1999
                                         (Thousands of Dollars)
Operating Revenues:
  Regulated operations      $591,883    $546,179   $1,230,262  $1,143,147
  Unregulated generation     410,348     186,855      786,369     353,663
  Other                        4,968       1,622        8,165       4,074
  Eliminations              (141,876)    (91,252)    (292,683)   (167,493)
Depreciation and amortization:
  Regulated operations        49,436      49,801       99,948     101,871
  Unregulated generation      12,912      14,065       25,796      28,834
  Other                          445         121          710         147
Federal and State Income Taxes:
  Regulated operations        39,769      38,048       87,013      89,644
  Unregulated generation       1,648       5,577       11,601      15,176
  Other                          567        (115)         617        (193)
Operating Income:
  Regulated operations       104,032      96,991      221,833     216,854
  Unregulated generation      14,052      14,343       36,280      35,029
  Other                          858         411          959         108
Interest Charges and
Preferred Dividends:
  Regulated operations        52,542      36,938      104,535      72,560
  Unregulated generation       5,188       8,677       10,222      16,849
  Other                          261           8          261          29
  Eliminations                (4,209)                  (7,986)
Consolidated Income Before
Extraordinary Charge:
  Regulated operations        59,573      60,318      127,265     144,476
  Unregulated generation      10,654       4,509       29,396      18,423
  Other                        1,229        (313)       1,190        (610)
Extraordinary Charge, Net:
  Regulated operations                                 70,505
Capital Expenditures:
  Regulated operations        67,468      55,163      108,974      89,547
  Unregulated generation      55,724      31,575       97,651      32,839
  Other                        4,060        (373)       2,712       6,032


                                                     June 30   December 31
                                                       2000       1999
Identifiable Assets:
  Regulated operations                             $5,201,388    $5,293,394
  Unregulated generation                            1,584,844     1,518,074
  Other                                                47,087        40,973

See Note 5 for a discussion of extraordinary charge, net.

10. Common stock dividends per share declared during the periods for which income statements are included are as follows:


                                  2000                        1999
                            1st           2nd            1st         2nd
                          Quarter       Quarter        Quarter     Quarter

    Number of Shares    110,436,317   110,436,317   122,436,317  116,600,317
    Amount per Share       $.43          $.43          $.43         $.43


11. On May 17, 2000, the United States Court of Appeals for the Third
    Circuit affirmed the decision of the United States District Court for the Western District of Pennsylvania which had found that DQE, Inc. did not breach the April 1, 1997 Agreement and Plan of Merger and had granted judgment in favor of DQE, Inc. on all claims and all requests for injunctive relief.

12. A Securities and Exchange Commission announcement at the March 16,
    2000 EITF meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. Power station major maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station major maintenance accruals and T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

                        ALLEGHENY ENERGY, INC.

      Management's Discussion and Analysis of Financial Condition
                           And Results of Operations

 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 WITH
           SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

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

Acquisition of Mountaineer Gas Company

     The Company previously reported that Monongahela Power Company (Monongahela Power) planned to purchase Mountaineer Gas Company, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America for $323 million (which includes the assumption of approximately $100 million in existing debt).

     The Department of Justice and Federal Trade Commission, after reviewing the proposed acquisition approved the acquisition. The
Federal Communications Commission has approved the transfer of licenses.

     Monongahela Power filed a Form U-1 application with the Securities and Exchange Commission (SEC) in February 2000 requesting permission to acquire Mountaineer Gas Company. The Form U-1 filing is required because the Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

A number of key intervenors in the Company's application to the Public Service Commission of West Virginia (W. Va. PSC) signed a Joint
Stipulation and Settlement Agreement in April 2000 to not oppose
Monongahela Power's acquisition of Mountaineer Gas Company. In May 2000 the W.Va. PSC approved the settlement agreement subject to conditions previously agreed upon by all parties.

     On August 11, 2000, the Company received authority from the Securities and Exchange Commission to close on the purchase agreement with the Mountaineer Gas Company. The anticipated closing date for the acquisition of the Mountaineer Gas Company is August 18, 2000.



Acquisition of West Virginia Power

     In December 1999, Monongahela Power purchased from UtiliCorp United Inc. the assets of West Virginia Power, an electric and natural gas distribution company located in southern West Virginia, for approximately $95 million. As part of the transaction, Monongahela Power signed a 20-year option agreement with UtiliCorp United's subsidiary, Aquila Energy, for gas supply to Monongahela Power. In conjunction with the acquisition of West Virginia Power's assets, the Company purchased for $2.1 million the assets of a heating, ventilation, and air conditioning business with approximately 10,000 customers and 52 employees.

Transfer of Generation Assets

Transfer of Potomac Edison Generation Assets to Allegheny Energy
Supply

     On August 1, 2000, the Company transferred 2,100 megawatts (MW) of The Potomac Edison Company's (Potomac Edison) Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at net book value.
State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission
(FERC) and the SEC approved the transfer.

     Pursuant to a series of fixed period contracts, Allegheny Energy Supply supplies West Penn Power Company (West Penn) and Potomac Edison with power through 2008. Under these contracts, referred to as full requirements contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts represent approximately 90% of the normal operating capacity of Allegheny Energy Supply's fleet of generating assets and can be terminated by Allegheny Energy Supply with 12 months' notice.

     The Company is considering ways to maximize the value of its generating assets, including by means of partnering, selling all or a portion of the common stock of Allegheny Energy Supply through an initial public offering, or combining a partial initial public offering with a spin-off of the remaining stock to the Company's shareholders. The Company will withhold any decision until Monongahela Power's generating assets are transferred to Allegheny Energy Supply, which is currently targeted for the first quarter of 2001.

Virginia Functional Separation Plan

In connection with the transfer of generating assets discussed above, on May 25, 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC ) to functionally separate its approximately 380 MW of generating assets from its transmission and distribution assets effective July 1, 2000. On July 11, 2000 the Virginia SCC issued an order approving the Company's functional separation plan permitting the transfer of the Company's Virginia generating assets to its unregulated subsidiary, Allegheny Energy Supply.

As a part of the application filed with the Virginia SCC on May 25, 2000, the Company also filed a Memorandum of Understanding, which included the following:

* Agreement to reduce Virginia jurisdictional base rate revenues by $1 million, effective July 1, 2000.

* Agreement not to file an application for a base rate increase prior to January 1, 2001.

* Agreement to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.

* Agreement during default service period to contract for generation services to be provided to customers at the same costs that it would incur to serve customers from the units it now owns.

* A proposal to terminate the fuel factor mechanism and instead recover fuel costs through base rates.

     The Virginia SCC separated their consideration of the proposed transfers from that of the elimination of the fuel factor and the base rate reduction. After negotiations, the Company filed a Motion to Expand Settlement providing for an additional decrease to the Company's Virginia rates during the first two years following the effective date of the $1 million base rate decrease.

     The expanded settlement calls for the Company to roll fuel into base rates effective at the time of the $1 million base rate decrease. Thereafter, the Company agrees that for the first year following the effective date of the $1 million base rate decrease, it will implement a fuel rate adjustment (credit) reducing the Company's annual fuel revenues by $750,000. In the second year following the effective date of the $1 million base rate decrease, the Company agrees to revise the fuel adjustment (credit) such that its annual revenues are reduced by $250,000. Thereafter, the fuel rate adjustment will terminate. The Va. SCC issued an order on July 26, 2000 approving the termination of the fuel factor mechanism. The fuel factor will be rolled into base rates effective for bills rendered on and after August 7, 2000. The Commission also granted the Motion to Expand Settlement and the resulting customer credits.

West Virginia Approval of Monongahela Power Transfer of Generation Assets to Allegheny Energy Supply

     On June 23, 2000, the W. Va. PSC issued an order that will permit Monongahela Power to transfer its approximately 2,040 MW of generating assets to Allegheny Energy Supply prior to implementation of the industry restructuring plan approved by the Legislature in March, 2000. If Monongahela Power elects to transfer its generating assets prior to implementation of the plan, it must file a detailed description of the transfer with the W. Va. PSC and obtain the Commission's prior consent. A condition of obtaining that consent would be that Monongahela Power agree to adhere to the rate protections, consumer protections, capacity protections, and tax neutrality protections to state and local governments contained in the plan. If Monongahela
Power elects to transfer the assets after implementation of the plan, it must submit a petition to the W. Va. PSC containing a detailed description of the proposed transfer and seek a finding that the transfer complies with the terms and conditions of the plan.
Monongahela Power currently anticipates seeking the Commission's consent to transfer the assets prior to implementation of the plan.

Ohio Transition Plan

    Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was filed with the Public Utilities Commission of Ohio (Ohio PUC) on June 22, 2000. The following are the highlights of the agreement:

* The Company will be permitted to transfer approximately 325 megawatts (MW) of Ohio jurisdictional generating assets to a non-regulated affiliate at book value on January 1, 2001.

* Residential customers will receive a five-percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. The rates will be frozen for five years.

* Monongahela Power's existing, low generation rates will be frozen for a maximum of three years for large industrial and commercial customers.

* Monongahela Power will collect a regulatory asset transition charge through the respective market development periods.

* Monongahela Power's unregulated affiliate will be permitted to offer competitive generation service throughout Ohio.

* All additional taxes resulting from competitive legislation will be deferred for up to two years.

* Monongahela Power will participate with the Ohio PUC and Ohio
  Consumer's Counsel in a statewide consumer education campaign supplemented by a local education effort.

     The Company anticipates the Ohio PUC's approval during the third quarter of 2000.

Rate Matters

     As previously reported, on February 26, 1999, the W. Va. PSC entered an order to initiate a fuel review proceeding to establish afuel increment in rates for Potomac Edison and Monongahela Power to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase Monongahela Power's fuel rates by $10.9 million and decrease Potomac Edison's fuel rates by $8.0 million was scheduled to become effective March 15, 2000. On June 23, 2000, the W. Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of Potomac Edison and Monongahela Power consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates will result in a revenue reduction of approximately $.3 million for 2000 increasing over 8 years to an annual reduction of approximately $1.7 million.

      Also the Company shall amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $16.0 million) as a reduction of expenses over a 4 and one-half year period that began July 1, 2000 which offsets the net rate decreases. Effective July 1, 2000, Potomac Edison and Monongahela Power ceased their expanded net energy cost as part of the settlement.

      On March 24, 2000, the Maryland Public Service Commission (Maryland PSC) issued an order requiring Potomac Edison to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of twelve months that began April 30, 2000. As of July 1, 2000, the deferred fuel balance was $5.9 million which will continue to be refunded to customers through April 30, 2001.

     On April 12, 2000 the Maryland PSC approved the Power Sales Agreement between the Company and Virginia Electric Power Company covering the sale of the AES Warrior Run output to the wholesale market for the period July 1, 2000 through December 31, 2000. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the Warrior Run output are used to offset the capacity and energy costs the Company pays to the AES Warrior Run cogeneration project in determining amounts to be recovered from Maryland customers.

     As previously reported, Potomac Edison decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company's fuel rate, and on March 21, 2000 the proposed order became final. As of July 1, 2000, coincident with Customer Choice in
Maryland, the fuel rates were rolled into base rates.

     On June 7, 2000, the Company's Maryland customers began receiving an Earnings Sharing Credit on their electric bills. The credit is the result of an agreement approved by the Maryland PSC where the Company agreed to share one-half of its 1999 and 2000 earnings above an 11.4% return on equity with its customers.

     During 1999, the Maryland PSC found that the Company exceeded targeted earnings level. As a result, 50 percent of the amount above the targeted earnings amount, or $9.7 million, is being distributed to customers in the form of an Earnings Sharing Credit. The credit will remain in affect through April 30, 2001. The Company had accrued an estimate of the overearnings sharing obligation during 1999.

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

     By year-end 2000, AFN expects to expand its network from the current 7,000 route miles to 10,000 route miles or 200,000 fiber miles. AFN will reach this capacity by adding partners with existing fiber, installing fiber in areas of opportunity, and acquiring existing fiber from others or contracting long-term lease agreements for existing fiber.

     Other partners include AEP Communications, a subsidiary of American Electric Power; GPU Telcom, a subsidiary of GPU, Inc.; FirstEnergy Telecom, a subsidiary of FirstEnergy Corp.; CFW Communications; and R&B Communications.

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

Allegheny Energy Solutions Alliance

     On May 15, 2000, one of the Company's unregulated subsidiaries, Allegheny Energy Solutions, Inc. announced the formation of a strategic alliance with Capstone Turbine Corporation (Capstone). Capstone is the world's leading manufacturer of commercial, ultra-low emission microturbine power systems. The alliance will help position the Company as a local and national solutions provider for distributed generation services.

Conemaugh Generating Station Acquisition

     The Company's unregulated subsidiary, Allegheny Energy Supply announced on May 19, 2000 that it, along with partner PPL Global, Inc., a subsidiary of

PPL Corporation, jointly acquired Potomac Electric Power Company's (Pepco)'s
9.72 percent share in the 1,711 MW Conemaugh Generating Station. This acquisition of an additional 166 MWs for $152.5 million, will be split equally between the two companies. Allegheny Energy Supply expects to finance its $76.25 million share through debt. The purchase strengthens the Company's presence in the Pennsylvania-New Jersey-Maryland (PJM) power market. An application for approval has been filed with the SEC. Approval is expected in the fourth quarter.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Company's releases wereprovided to the media in the Company's area and posted on the Company's web site. The Company filed its 1999 TRI report with the Environmental Protection Agency prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.

DQE, Inc. Merger

     On May 17, 2000, the United States Court of Appeals for the Third Circuit affirmed the decision of the United States District Court for the Western District of Pennsylvania which had found that DQE, Inc. did not breach the April 1, 1997 Agreement and Plan of Merger and had granted judgment in favor of DQE, Inc. on all claims and all requests for injunctive relief.

Review of Operations

EARNINGS SUMMARY

                                     Consolidated Net Income
                            Three Months Ended       Six Months Ended
                                  June 30                June 30

                               2000        1999        2000      1999
                                        (Millions of Dollars)
Regulated operations          $59.6       $60.3      $127.2     $144.5
Unregulated generation         10.7         4.5        29.4       18.4
Other                           1.2         (.3)        1.2        (.6)
Consolidated income
before
  Extraordinary charge         71.5        64.5       157.8      162.3
Extraordinary charge,             -           -       (70.5)         -
net
  Consolidated net            $71.5       $64.5       $87.3     $162.3
income

                                         Cents Per Share
                            Three Months Ended        Six Months Ended
                               June   30                  June 30
                               2000        1999        2000       1999
Regulated operations           $.54        $.51       $1.15      $1.20
Unregulated generation          .10         .04         .27        .16
Other                           .01           -         .01       (.01)
Consolidated Income before
  Extraordinary charge          .65         .55        1.43       1.35
Extraordinary charge,             -           -        (.64)         -
net
  Consolidated net             $.65        $.55       $ .79      $1.35
income

     The increase in earnings for the second quarter of 2000 was due primarily to solid growth of the Company's unregulated energy supply business which in part, reflected the transfer of the final one-third of generating assets of West Penn on January 2, 2000.

     The increase in earnings per share in the first six months of 2000, before the extraordinary charge, is primarily attributed to increased unregulated sales of electricity and the Company's 1999 stock repurchase plan.

     Included in the second quarter and first six months of 2000 earnings from regulated operations was income of $3.6 million related to insurance/litigation settlements. The second quarter and first six months of 1999 included a similar charge of $3.2 million.

     The extraordinary charge of $70.5 million, net of taxes, reflects write-offs by the Company's regulated West Virginia subsidiaries, Monongahela Power and Potomac Edison, of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

SALES AND REVENUES

     Total operating revenues for the second quarter and first six months of 2000 and 1999 were as follows:

                                    Three Months Ended         Six Months Ended
                                         June 30                   June 30
                                     2000         1999         2000        1999
                                               (Millions of Dollars)
Operating revenues:
  Regulated operations:
      Electric                     $548.9       $506.2      $1,138.0   $1,077.5
      Gas                             3.3            -          13.1          -
    Choice                            9.6          9.1          20.4       15.9
    Bulk power                       13.6         17.4          27.9       20.7
    Transmission and other
     energy services                 16.5         13.5          30.9       29.1
      Total regulated operations    591.9        546.2       1,230.3    1,143.2
  Unregulated generation:
    Retail and other                 58.9         33.4         113.2       69.3
    Bulk power                      351.4        153.5         673.2      284.3
      Total unregulated generation  410.3        186.9         786.4      353.6
  Other                               5.0          1.6           8.1        4.1
  Eliminations                     (141.9)       (91.3)       (292.7)    (167.5)
      Total operating revenues     $865.3       $643.4      $1,732.1   $1,333.4

     The increase in regulated electric and gas revenues in the second quarter and first six months of 2000 was primarily due to the acquisition of the assets of West Virginia Power purchased by Monongahela Power in December 1999 and increased regulated electric revenues due to higher kWh sales as a result of increased usage by customers.

     Choice revenues represent transmission and distribution revenues from customers in West Penn's distribution territory who chose another supplier to provide their energy needs. Pennsylvania deregulation gave West Penn's regulated customers the ability to choose another energy supplier. In the six month period of 2000, all of West Penn's regulated customers had the ability to choose, and in the six month period of 1999, two-thirds of West Penn's customers had the ability to choose. At June 30, 2000, less than 2% of West Penn's customers chose alternate energy suppliers.

      In October 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates $13 million in 1999 and 2000 and will increase its rates an additional $13 million in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over earnings of $52 million for the same period. The net effect of these changes over the 2000 through 2001 time frame results in pre-tax income reductions of $21 million in 2000 and $19 million in 2001. Also, Potomac Edison will share on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999 and 2000. This sharing occurs through an annual true-up. Potomac Edison's revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity. Based on 1999 results, the Company will return Maryland customers $9.7 million in earnings sharing over the eleven month period beginning with bills rendered June 7, 2000.

     Total regulated operations revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000, which were applicable in all Company jurisdictions served, except for Pennsylvania. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction ceased to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, effective July 1, 2000 a fuel clause ceased to exist for the West Virginia jurisdiction for Monongahela Power and Potomac Edison, and effective August 2000, a fuel clause ceased to exist for Potomac Edison's Virginia jurisdiction. Effective January 1, 2001, a fuel clause is expected to cease to exist for Monongahela Power's Ohio jurisdiction.

     Through June 30, 2000 changes in fuel revenues in jurisdictions for which a fuel clause was in existence had no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through fuel clauses.

     The first six months of 2000 also includes gas sales and services and electric revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999. Because a significant portion of the gas sold by the Company's gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in jurisdictions where a fuel clause has been eliminated. Effective January 1, 1999 the Company assumed these risks in Pennsylvania and effective July 1, 2000, the Company assumes similar risks and benefits for its Maryland and West Virginia jurisdictions and in August 2000 for its Virginia jurisdiction. The Company will also assume this risk for the Ohio jurisdiction when the deregulation plan is implemented which is expected to occur on January 1, 2001.

     The potential exists for significant volatility in the spot prices for electricity at the wholesale level to significantly affect the Company'soperating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, the open commitments which exist at such times, and whether the effects of such transactions by the Company's regulated subsidiaries are included in fuel or energy cost recovery clauses in their respective jurisdictions.

     The increase in unregulated generation revenues is a result of increased transactions by Allegheny Energy Supply, the Company's unregulated generation subsidiary, in the unregulated market place to sell electricity to both wholesale and retail customers and is also due to having increased generation available for sale. As a result of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania, two-thirds of West Penn's generation was freed up in the first quarter of 1999 and was available for sale into the unregulated marketplace by the supply business, subject to Allegheny Energy Supply's obligations under the full requirements contracts it entered into. In the first quarter of 2000, the final one-third of West Penn's generation was similarly freed up and became available for sale into the deregulated marketplace. As a result, the unregulated generation segment had more generation available for sale into the deregulated marketplace in the first six months of 2000.

   The elimination between regulated operations, unregulated generation, and other revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

OPERATING EXPENSES

     Fuel expenses for the second quarter and first six months of 2000 and 1999 were as follows:

Fuel Expenses

                                 Three Months Ended         Six Months Ended
                                       June 30                    June 30
                                  2000         1999           2000      1999
                                             (Millions of Dollars)
Regulated operations            $ 69.7       $ 83.7         $141.2    $177.4
Unregulated generation            60.0         43.6          124.2      90.5
 Total fuel expenses            $129.7       $127.3         $265.4    $267.9


     Total fuel expenses increased in the second quarter of 2000 primarily due to an increase in average fuel prices.

     Total fuel expenses for the first six months of 2000 decreased 1% due to a 2% decrease in average fuel prices, offset by a 1% increase related to kWh generated.

     The decreases in fuel expenses for regulated operations and the increases in fuel expenses for unregulated generation for the second quarter and first six months of 2000, were primarily due to the fuel expenses associated with the final one-third of West Penn's generation assets transferred to the Company's unregulated generation subsidiary, Allegheny Energy Supply, as of January 2, 2000.

     Purchased power and exchanges, net, includes purchases from qualified facilities under the PURPA and consists of the following items:

Purchased Power and Exchanges, Net

                                       Three Months Ended    Six Months Ended
                                             June 30             June 30
                                         2000      1999        2000      1999
                                              (Millions of Dollars)

Regulated operations:
  From PURPA generation*                $50.1     $25.8      $ 96.4     $53.8
  Purchased gas                           2.6         -         8.3         -
  Other purchased power                 117.5      10.8       255.9      30.8
    Total purchased power for
      regulated operations              170.2      36.6       360.6      84.6
  Power exchanges, net                    (.1)     (3.3)        7.2       1.0
Unregulated generation purchased power  262.5      74.6       475.7     116.1
Eliminations                           (126.5)    (10.5)     (273.1)    (13.5)
  Purchased power and exchanges, net   $306.1     $97.4      $570.4    $188.2

*PURPA cost (cents per kWh)               5.7       4.8         5.5       4.9

     The increases of $24.3 million and $42.6 million in regulated operations PURPA generation for the second quarter and first six months ended June 30, 2000, were due to the start of commercial operations of the AES Warrior Run PURPA cogeneration project in Potomac Edison's Maryland service territory. The Maryland PSC has approved Potomac Edison's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. Accordingly, the Company defers the difference between revenues collected related to Warrior Run and the cost of the Warrior Run purchased power which is reflected in other operation expenses.

     Purchased gas for the second quarter and year to date 2000 periods was to serve the customers acquired through the acquisition of West Virginia Power by Monongahela Power.

     The increases in other regulated operations purchased power in the second quarter and six months ended June 30, 2000, were due primarily to West Penn's purchase of power from its unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to its customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been freed up by the Customer Choice Act in Pennsylvania and has been transferred to Allegheny Energy Supply. Also, unplanned generating plant outages in the first quarter of 2000 caused the regulated utility operations of Potomac Edison and Monongahela Power to make purchases of higher-priced power on the open energy market.

     The increases in unregulated generation purchased power in the second quarter and first six months ended June 30, 2000, were for power to serve the provider of last resort load of, West Penn, and unplanned first quarter generating plant outages which caused the Company to make purchases of higher-priced power on the open energy market.

The elimination between regulated operations and unregulated generation purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Other operation expenses for the second quarter and first six months of 2000 and 1999 were as follows:

Other Operation Expenses

                                 Three Months Ended         Six Months Ended
                                       June 30                  June 30
                                  2000         1999          2000       1999
                                              (Millions of Dollars)

Regulated operations             $68.7        $74.7        $140.3     $145.1
Unregulated generation            26.1         15.8          52.2       30.8
Other                              3.0          1.3           5.7        2.6
Eliminations                      (4.0)        (4.2)         (8.1)      (8.6)
 Total other operation
   expenses                      $93.8        $87.6        $190.1     $169.9

     The decreases in regulated operations expense of $6.0 million and $4.8 million for the three and six months ended June 30, 2000, reflects the transfer of the additional one-third of West Penn's generation assets from regulated operations to unregulated generation on January 2, 2000. These decreases were offset in part by additional expenses related to the assets of West Virginia Power purchased by Monongahela Power in December 1999.

     The increases in unregulated generation other operation expenses for the three and six months ended June 30, 2000, were $10.3 million and $21.4 million, respectively. These increases were primarily due to increased purchasing of transmission of electricity for delivery of energy to customers and increased expenses related to the transfer of West Penn generation assets.

     The increases in other - other operations expenses of $1.7 million and $3.1 million, respectively, were due primarily to increased expenses related to the expanding telecommunications business of Allegheny Communications Connect, Inc., a subsidiary of Allegheny Ventures.

     The elimination between regulated operations, unregulated generation, and other operation expenses is primarily to remove the effect of affiliated transmission purchases.

     Maintenance expenses for the second quarter and first six months of 2000 and 1999 were as follows:

Maintenance Expenses

                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                     2000      1999           2000       1999
                                              (Millions of Dollars)

Regulated operations                $39.1     $43.9          $80.6      $89.9
Unregulated generation               19.7      10.5           35.3       20.9
Other                                                                      .1
 Total maintenance expenses         $58.8     $54.4         $115.9     $110.9

     The increases in total maintenance expenses for the second quarter and first six months ended June 30, 2000, were primarily due to increased power station maintenance in the second quarter of 2000. The decreases in regulated operations maintenance and the increases in unregulated generation maintenance were mainly due to the maintenance associated with the final one-third of West Penn's generation assets transferred to the Company's unregulated generation subsidiary, Allegheny Energy
Supply. Unregulated generation maintenance in the first six months of 2000 reflects a change in capitalization policy for the Company's subsidiary, Allegheny Energy Supply, which was formed in November 1999. The policy change reflects the transfer of assets from a rate regulated operating environment to one that is non rate regulated. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

     Depreciation and amortization expenses for the second quarter and first six months of 2000 and 1999 were as follows:

Depreciation and Amortization Expenses

                                  Three Months Ended        Six Months Ended
                                        June 30                 June 30
                                   2000         1999        2000        1999
                                              (Millions of Dollars)

Regulated operations               $49.4       $49.8      $100.0      $101.9
Unregulated generation              12.9        14.1        25.8        28.8
Other                                 .5          .1          .7          .2
  Total depreciation and
    amortization expenses          $62.8       $64.0      $126.5      $130.9

     Total depreciation and amortization expenses for the second quarter and first six months of 2000 decreased $1.2 million and $4.4 million, respectively, reflecting the changes related to the establishment of capital recovery policies of Allegheny Energy Supply. The decreases in regulated operations depreciation and amortization expenses reflects the transfer of the additional one-third of West Penn's generation assets from regulated operations to unregulated generation offset by depreciation of new capital additions.

     Taxes other than income taxes for the second quarter and first six months of 2000 and 1999 were as follows:

Taxes Other than Income Taxes

                               Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                 2000        1999        2000       1999
                                          (Millions of Dollars)

Regulated operations           $37.1        $39.8       $75.0      $79.9
Unregulated generation          13.6          8.2        25.5       15.9
Other                             .1            -          .2         .1
  Total taxes other than
   income taxes                $50.8        $48.0      $100.7      $95.9

     Total taxes other than income taxes increased $2.8 million and $4.8 million in the second quarter and first six months of 2000, respectively, due primarily to increased gross receipts taxes resulting from higher revenues from retail customers, increased property taxes, and increased West Virginia Business and Occupation taxes. These increases were offset in part by reduced franchise and capital stock taxes due to reduced tax rates and an adjustment related to prior years.

     Regulated operations and unregulated generation taxes other than income taxes reflect the movement of taxes other than income taxes associated with the final one-third of West Penn generation that has been freed up and transferred to the Company's subsidiary, Allegheny Energy Supply, which is reflected in unregulated generation.

     Federal and state income taxes for the second quarter and first six months of 2000 decreased $1.5 million and $5.4 million, respectively, due to decreased taxable income.

Other Income, Net

     Other income, net increased $8.3 million and $6.3 million for the three months and six months ended June 30, 2000, due to a litigation settlement, interest income on temporary cash investments, and income related to investments of the Company's unregulated subsidiary, Allegheny Ventures, Inc.

     Interest on long-term debt and other interest for the second quarter and first six months of 2000 and 1999 were as follows:

Interest Expense

                                    Three Months Ended    Six Months Ended
                                          June 30              June 30

                                    2000       1999       2000        1999
                                           (Millions of Dollars)
Interest on long-term debt:
  Regulated operations             $38.7      $30.6       $78.4      $61.3
  Unregulated generation             5.5        8.1        10.9       15.9
    Elimination                     (2.5)         -        (6.3)         -
  Total interest on long-term debt  41.7       38.7        83.0       77.2
Other interest:
  Regulated operations              12.7        5.1        24.9        8.7
  Unregulated generation             1.0         .8         1.7        1.4
  Other                               .3          -          .3          -
  Elimination                       (1.0)         -        (1.7)         -
    Total other interest            13.0        5.9        25.2       10.1
      Total interest expense       $54.7      $44.6      $108.2      $87.3

     The increases in total interest on long-term debt in the second quarter and six months ended June 30, 2000 of $3.0 million and $5.8 million, respectively, resulted from increased average long-term debt outstanding.

     The elimination between regulated operations and unregulated generation on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and West Penn. The service obligation for the pollution control debt was assumed by Allegheny Energy Supply in conjunction with the transfer of West Penn's generating assets. West Penn continues to be a co-obligor with respect to the pollution control debt.

     Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $7.1 million and $15.1 million for the second quarter and first six months ended June 30, 2000, respectively, resulted primarily from the increase in short-term debt outstanding in conjunction with the repurchase of the Company's common stock that began late in the first quarter of 1999.

     The elimination between regulated operations, unregulated generation, and other is to remove the effect of affiliated interest expense.

     Dividends on the preferred stock of the subsidiaries decreased due to the redemption by Potomac Edison and West Penn of their cumulative preferred stock on September 30, 1999, and July 15, 1999, respectively.

Extraordinary Charge

     The extraordinary charge in the six months ended June 30, 2000 of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 5 to the consolidated financial statements for additional information.

Financial Condition and Requirements

     Allegheny Energy, Inc's (the Company) discussion of Financial Condition, Requirements, and Resources and Significant Continuing
Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Financings

     In the first six months of 2000 Potomac Edison redeemed $75 million of 5 7/8% series first mortgage bonds, Monongahela Power redeemed $65 million of 5 5/8% series first mortgage bonds, and West Penn Power redeemed $19.7 million of class A-1 6.32% transition bonds.

     In the first six months of 2000 Potomac Edison issued $80 million London Interbank Offer Rate (LIBOR) floating rate private placement notes assumable by Allegheny Energy Supply upon its acquisition of Potomac Edison's Maryland electric generating assets.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $4.3 million for the six months ended December 31, 2000, based on projected short-term borrowings.

Unregulated Construction Expenditures and Investments

     The increase in unregulated generation construction expenditures and investments of $65 million in the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is primarily due to expenditures related to the generation expansion program of Allegheny Energy Supply.

Environmental Issues

     As previously reported, the Environmental Protection Agency's
(EPA) nitrogen oxides (NOx) State Implementation Plan (SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. On June 23, 2000, the court denied the request for the appeal.

The Court also granted the EPA's request to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the States must file their compliance plans to implement the NOx SIP call regulation. The new SIP submittal deadline is October 28, 2000 and the compliance due date will remain May 1, 2003. Allegheny's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with an estimated total capital cost of $370 million. Of that amount, approximately $12 million was spent in 1999.

     On August 2, 2000, The Company received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin,
Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul
Smith, and Willow Island. These electric generating stations are now owned by Allegheny Energy Supply and Monongahela Power. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases.
The Company believes its generating facilities have been operated in accordance with the Clean Air Act and the rules implementing the Act.
The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Service Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, we have agreed to rate caps in each of our jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

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

     Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company continues to be an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

     In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The Company is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and West Penn) serve. Pennsylvania and Maryland have retail choice programs in place, while Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice over the next two years.

Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative
Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisionsfavored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. While it is too early to tell whether initial momentum on the issue will result in legislation this year, the upcoming presidential elections in November pose a significant hurdle.

Maryland Activities

     On June 7, 2000, the Maryland Public Service Commission (PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made on August 1, 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state. To date, no customers have switched in the Company's service territory. On July 1, 2000, the Commission issued a restrictive order on affiliated transactions and codes of conduct, which the Company filed an appeal in court on July 31, 2000. The Commission is developing rules on emissions disclosure and is also examining whether and how to require renewable portfolio standards for retail suppliers in the state.

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

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was filed with the Ohio PUC on June 22, 2000. See highlights of the agreement on page 14 under Ohio Transition Plan.


Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained about 98% of its Pennsylvania customers as of June 30, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.


Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the Virginia SCC to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     On May 25, 2000, the Company filed Phase I of its functional separation plan with the Virginia SCC, requesting approval to transfer ownership, at book value, of its generation facilities with the exception of the Virginia hydro stations and the Riverton power plant property to Allegheny Energy Supply as July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfers of Potomac Edison's generating assets and the provision of the Phase I application. See Virginia Functional Separation Plan on page 13 for more information.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including Monongahela Power and Potomac Edison. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature.
The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year. The W.
Va. PSC approved the Company's request to transfer the Potomac Edison and Monongahela Power generating assets to Allegheny Energy Supply by July 1, 2000 and the start of competition, respectively. In accordance with the restructuring agreement the Company implemented a commercial and industrial rate reduction program on July 1, 2000. The W. Va. PSC is expected to rule on the Company's July 12, 2000 unbundled tariffs filing before year end.

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

                        ALLEGHENY ENERGY, INC.

               Part II - Other Information to Form 10-Q
                    for Quarter Ended June 30, 2000


ITEM 1. LEGAL PROCEEDINGS

     As previously reported, on May 17, 2000, the United States Court of Appeals for the Third Circuit affirmed the decision of the United States District Court for the Western District of Pennsylvania which had found that DQE, Inc. did not breach the April 1, 1997 Agreement and Plan of Merger and had granted judgment in favor of DQE, Inc. on all claims and all requests for injunctive relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  Date and kind of meeting:

     At the annual meeting of stockholders held on May 11, 2000, votes were taken for the election of directors, the approval of the appointment of PricewaterhouseCoopers LLP as independent accountants, the issuance of a report to shareholders on greenhouse gas emissions, and the approval by shareholders of golden parachutes above a certain amount. The total number of votes cast in the election for directors was 85,513,219 with the following results:

Nominees for Director          Votes For                Votes Withheld

Wendell F. Holland             80,507,026               5,006,193
Gunnar E. Sarsten              80,507,243               5,005,976

These are the results on the other votes:

                                Votes For   Votes Against   Abstentions
Approval of independent
   Accountants                  84,689,203     384,218        439,798

Shareholder proposal regarding
  the issuance of a report to
  shareholders regarding
  greenhouse gas emissions       5,751,910  59,066,566      7,075,341

Shareholder proposal regarding
  the approval by shareholders
  of golden parachutes above
  a certain amount              25,558,725  41,802,635      4,535,656


  The shareholders approved the company's independent accountants. The shareholders did not approve the shareholder proposals regarding global warming or golden parachutes.

ITEM 5. OTHER

   On July 13, 2000, the Company's unregulated telecommunications subsidiary, Allegheny Communications Connect, Inc. (Allegheny Communications), announced that it has sold 50 percent ownership in Allegheny Hyperion Telecommunications, LLC, to Adelphia Business Solutions (Adelphia) for 330,000 shares of Adelphia's Class A Common Stock.

     The Pennsylvania Public Utility Commission, Department of Justice, and Federal Trade Commission have approved the stock transaction.

      Allegheny Communications Connect is working with Adelphia to install 700 route miles of fiber optic lines throughout western
Pennsylvania, northern Virginia, western and central Maryland, and northern Virginia. By year-end, Allegheny Communications Connect will have more than 1,300 route miles of fiber in its network.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     (27) Financial Data Schedule

(b)  Form 8-K Reporting Date - May 17, 2000.

       Items reported:  Other Events

          Item 5 - Decision of U. S. Court of Appeals for Third Circuit affirming lower court's finding in favor of DQE, Inc.

     Form 8-K Reporting Date - May 19, 2000.

       Items reported:

         Item 5 - Other Events

           Allegheny Energy announced signing a definitive agreement to purchase Conemaugh generating station.

             Exhibit 99 - Press release issued May 19, 2000 relating to
             Purchase.

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


August 14, 2000