Form 10-Q/A
period 2000-06-30
ALLEGHENY ENERGY INC
filed 2000-08-17
CIK 3673

Page 1 of 5




                          FORM 10-Q/A



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

                        ALLEGHENY ENERGY, INC.

              Form 10-Q/A for Quarter Ended June 30, 2000





Note:

     Allegheny Energy, Inc. hereby amends its report on Form 10-Q for the Quarterly Period ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000. The purpose of this amendment is to include the computation in support of Ratio of Earnings to Fixed Charges in Part II-Other Information Item 6 Exhibits and Report on Form 8-K.

     There were no other changes to the Form 10-Q as filed on August 14, 2000. Part II-Other Information has been reissued in its entirety to reflect this change.

                                 Index


                                                               Page
                                                                No.



PART II--OTHER INFORMATION                                      3-5

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

Nominees for Director             Votes For                Votes Withheld

Wendell F. Holland                80,507,026               5,006,193
Gunnar E. Sarsten                 80,507,243               5,005,976

These are the results on the other votes:

                                   Votes For     Votes Against   Abstentions
Approval of independent
   accountants                     84,689,203       384,218        439,798

Shareholder proposal
regarding
  the issuance of a report to
  shareholders regarding            5,751,910    59,066,566      7,075,341
  greenhouse gas emissions

Shareholder proposal
regarding
  the approval by
shareholders                       25,558,725    41,802,635      4,535,656
  of golden parachutes above
  a certain amount


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

(a)  Exhibits:

      (12)  Computation in Support of Ratio of Earnings to Fixed Charges

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




August 17, 2000