Form 10-Q
period 2000-09-30
ALLEGHENY ENERGY INC
filed 2000-11-14
CIK 3673

FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



               For Quarter Ended September 30, 2000


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

     At November 14, 2000, 110,436,317 shares of the Common Stock
($1.25 par value) of the registrant were outstanding.

                       ALLEGHENY ENERGY, INC.


           Form 10-Q for Quarter Ended September 30, 2000



                                Index




                                                         Page No.
PART I - FINANCIAL INFORMATION:

Consolidated Statement of Operations - Three and nine
  months ended September 30, 2000 and 1999                 3


Consolidated Balance Sheet - September 30, 2000
  and December 31, 1999                                    4


Consolidated Statement of Cash Flows - Nine months
ended                                                      5
  September 30, 2000 and 1999


Notes to Consolidated Financial Statements                6-13


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    14-41


PART II -OTHER INFORMATION                               42-43


                                     ALLEGHENY ENERGY, INC.
                               Consolidated Statement of Operations
                                    (Thousands of Dollars)

                                               Unaudited                Unaudited
                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                    _________________________  ________________________
                                           2000         1999        2000        1999

OPERATING REVENUES:
 Regulated operations               $    606,389 $    583,697  $ 1,802,902  $ 1,710,480
 Unregulated generation                  450,445      156,528      977,998      359,062
 Other                                     1,624        1,134        9,671        5,208
                                    ____________ ____________  ___________  ___________
  Total Operating Revenues             1,058,458      741,359    2,790,571    2,074,750
                                    ____________ ____________  ___________  ___________


OPERATING EXPENSES:
 Operation:
  Fuel for electric generation          147,232       145,220      412,646      413,164
  Purchased power and exchanges,net     496,083       166,834    1,058,158      355,041
  Gas purchases and production            5,437        -            13,757        -
  Deferred power costs, net             (13,271)       12,915       (8,403)      25,971
  Other                                  91,745        90,032      281,830      259,963
 Maintenance                             51,825        54,165      167,742      165,031
 Depreciation and amortization           58,817        65,559      185,271      196,411
 Taxes other than income taxes           53,515        45,947      154,192      141,864
 Federal and state income taxes          39,075        43,511      138,306      148,138
                                    ____________ ____________  ___________  ___________
  Total Operating Expenses              930,458       624,183    2,403,499    1,705,583
                                    ____________ ____________  ___________  ___________
  Operating Income                      128,000       117,176      387,072      369,167
                                    ____________ ____________  ___________  ___________


OTHER INCOME AND DEDUCTIONS:
 Allowance for other than borrowed
  funds used during construction            151           662          721        1,438
 Other income, net                        4,614         2,149        9,855        1,109
                                    ____________ ____________  ___________  ___________
  Total Other Income and Deductions       4,765         2,811       10,576        2,547
                                    ____________ ____________  ___________  ___________
  Income Before Interest Charges,
   Preferred Dividends, and
    Extraordinary Charge, Net           132,765       119,987      397,648      371,714
                                    ____________ ____________  ___________  ___________

INTEREST CHARGES, PREFERRED
 DIVIDENDS, AND PREFERRED
 REDEMPTION PREMIUMS:
 Interest on long-term debt              41,760        36,861      124,762      114,063
 Other interest                          15,588         8,060       40,803       18,175
 Allowance for borrowed funds
  used during construction and
  interest capitalized                   (1,938)       (1,446)      (5,643)     (3,848)
 Dividends on preferred stock of
  subsidiaries                            1,260         1,400        3,780        5,923
 Redemption premiums on preferred
  stock of subsidiaries                     -           3,780          -          3,780
                                    ____________ ____________  ___________  ___________
   Total Interest Charges,
    Preferred Dividends, and
    Preferred Redemption Premiums        56,670        48,655      163,702      138,093
                                    ____________ ____________  ___________  ___________
Consolidated Income Before
   Extraordinary Charge                  76,095        71,332      233,946      233,621
Extraordinary Charge, net (1)              -             -        (70,505)       -
                                    ____________ ____________  ___________  ___________
CONSOLIDATED NET INCOME             $    76,095  $     71,332  $   163,441  $   233,621
                                    ============ ============  ===========  ===========

COMMON STOCK SHARES OUTSTANDING
 (average)                          110,436,317   114,120,202  110,436,317  118,192,404

BASIC AND DILUTED EARNINGS PER
 AVERAGE SHARE:
Consolidated income before
 extraordinary charge               $      0.69   $     0.63   $     2.12   $     1.98
Extraordinary charge, net (1)       $      0.00   $     0.00   $    (0.64)  $     0.00
                                    ____________ ____________  ___________  ___________
Consolidated net income             $      0.69  $      0.63   $     1.48   $     1.98
                                    ============ ============  ===========  ===========


See accompanying notes to consolidated financial statements.

(1) See Note 4 in the notes to the consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.


                                   ALLEGHENY ENERGY, INC.
                                 Consolidated Balance Sheet
                                  (Thousands of Dollars)

                                                Unaudited            Audited
                                               September 30,       December 31,
                                                  2000                 1999
                                               ____________     _______________

ASSETS:
 Property, Plant, and Equipment:
  Regulated operations                         $  5,252,265     $  6,547,533
  Unregulated generation                          3,834,079        2,051,298
  Other                                              17,493            9,125
  Construction work in progress                     279,485          231,763
                                               ____________     ____________
                                                  9,383,322        8,839,719
  Accumulated depreciation                       (3,918,549)      (3,632,568)
                                               ____________     ____________
                                                  5,464,773        5,207,151
Investments and Other Assets:
  Excess of cost over net assets acquired           203,594           42,584
  Benefit plans' investments                         95,151           94,168
  Nonutility investments                             16,518           15,252
  Other                                               6,931            1,479
                                               ____________    _____________
                                                    322,194          153,483
 Current Assets:
  Cash and temporary cash investments                19,950           65,984
  Accounts receivable:
   Utility service                                  569,780          383,316
   Gas                                                1,710           -
   Other                                             17,795           12,273
   Allowance for uncollectible accounts             (31,555)         (26,975)
 Materials and supplies - at average cost:
   Operating and construction                        97,055           92,560
   Fuel                                              44,477           62,280
  Prepaid taxes                                      46,103           58,190
  Deferred income taxes                               6,095           30,477
  Purchased options                                   4,793            9,158
  Prepaid accounts                                   81,865            2,550
  Other, including current portion of
   regulatory assets                                 24,917           28,655
                                              _____________    _____________
                                                    882,985          718,468
Deferred Charges:
 Regulatory assets                                  616,616          663,847
 Unamortized loss on reacquired debt                 34,257           41,825
 Other                                               84,838           67,667
                                              _____________    _____________
                                                    735,711          773,339
                                              _____________    _____________

    Total Assets                               $  7,405,663     $  6,852,441
                                              =============    =============

CAPITALIZATION AND LIABILITIES:
 Capitalization:
  Common stock                                 $    153,045     $    153,045
  Other paid-in capital                           1,044,085        1,044,085
  Retained earnings                                 917,580          896,602
  Treasury stock (at cost)                         (398,407)        (398,407)
  Other comprehensive income                         (1,801)          -
                                              _____________    _____________
                                                  1,714,502        1,695,325

  Preferred stock                                    74,000           74,000
  Long-term debt and QUIDS                        2,566,783        2,254,463
                                              _____________    _____________
                                                  4,355,285        4,023,788
 Current Liabilities:
  Short-term debt                                   766,665          641,095
  Long-term debt due within one year                121,005          189,734
  Accounts payable                                  375,763          233,331
  Taxes accrued:
   Federal and state income                          25,794           20,699
   Other                                             64,801           67,292
  Adverse power purchase commitments                 25,246           24,895
  Other, including current portion of
   regulatory liabilities                           157,977          131,489
                                             ______________    _____________
                                                  1,537,251        1,308,535
 Deferred Credits and Other Liabilities:
  Unamortized investment credit                     111,093          116,971
  Deferred income taxes                             878,816          920,943
  Regulatory liabilities                            129,441           78,743
  Adverse power purchase commitments                284,344          303,935
  Other                                             109,433           99,526
                                            _______________    _____________
                                                  1,513,127        1,520,118
                                            _______________    _____________

    Total Capitalization and Liabilities       $  7,405,663     $  6,852,441
                                            ===============    =============


See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.


                                ALLEGHENY ENERGY, INC.
                         Consolidated Statement of Cash Flows
                              (Thousands of Dollars)

                                                                 Unaudited
                                                             Nine Months Ended
                                                                September 30
                                                             __________________
                                                            2000            1999
CASH FLOWS FROM OPERATIONS:
 Consolidated net income                              $    163,441   $    233,621
 Extraordinary charges, net of taxes                        70,505         -
                                                      ____________   ____________
 Consolidated income before extraordinary charges          233,946        233,621

 Depreciation and amortization                             185,271        196,411
 Amortization of adverse purchase power contract           (19,240)       (16,967)
 Deferred investment credit and income taxes, net            6,833         15,255
 Deferred power costs, net                                  (8,403)        25,971
 Allowance for other than borrowed funds used
  during construction                                         (721)        (1,438)
 Changes in certain assets and liabilities:
   Accounts receivable, net                               (170,959)       (26,772)
   Materials and supplies                                   14,338          2,525
   Prepayments                                             (38,587)       (15,633)
   Purchased options                                         4,365         (1,714)
   Accounts payable                                        125,821          1,909
   Taxes accrued                                             3,256         13,437
   Interest accrued                                          6,468          1,265
   Restructuring settlement rate refund                     -             (18,940)
 Other, net                                                 13,264         38,166
                                                      ____________   ____________
                                                           355,652        447,096

CASH FLOWS FROM INVESTING:
 Regulated operations construction expenditures
  (less allowance for other than borrowed funds
   used during construction)                              (149,675)      (155,919)
 Unregulated generation construction expenditures
   and investments                                        (131,424)       (58,914)
 Other construction expenditures and investments            (5,782)        (8,930)
 Acquisition of business                                  (226,998)        -
                                                      _____________  ____________
                                                          (513,879)      (223,763)
                                                      _____________  ____________

CASH FLOWS FROM FINANCING:
 Repurchase of common stock                                 -            (398,407)
 Retirement of preferred stock                              -             (99,866)
 Issuance of long-term debt                                305,681        114,830
 Retirement of long-term debt                             (173,177)       (99,031)
 Funds on deposit with trustees
  and restricted funds                                      13,053        (21,532)
 Short-term debt, net                                      109,099        438,555
 Cash dividends paid on common stock                      (142,463)      (151,089)
                                                      _____________  _____________
                                                           112,193       (216,540)
                                                      _____________  _____________


NET CHANGE IN CASH AND TEMPORARY CASH
   INVESTMENTS                                             (46,034)         6,793
Cash and temporary cash investments at January 1            65,984         17,559
                                                      _____________  _____________
Cash and temporary cash investments at
   September 30                                    $        19,950   $     24,352
                                                      =============  =============


SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest (net of amount capitalized)                     190,556        123,159
  Income taxes                                             147,003        113,704


See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                 ALLEGHENY ENERGY, INC.

             Notes to Consolidated Financial Statements


1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

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

4. The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va.
 PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes during their next session in the first quarter of 2001. Among the provisions of the plan are the following:

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

  * The Company is permitted to file a petition seeking W. Va. PSC approval to transfer its West Virginia jurisdictional generating assets of its Monongahela Power Company (Monongahela Power) subsidiary (approximately 2,040 megawatts (MW))to its non-regulated generation company, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), at book value. Also, based on a final order issued by the W.Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company's subsidiary, The Potomac Edison Company (Potomac Edison), were transferred to Allegheny Energy Supply at book value on August 1, 2000, in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

  * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

  * Large commercial and industrial customers received a 3% rate reduction effective July 1, 2000.

  * A special "Rate Stabilization" account of $56.7 million has been established for residential and small business customers to mitigate the impact of the market price of power as determined by the W.Va. PSC.

 In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71 to that separable portion of its business.

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

5. On October 5, 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement to implement a restructuring plan for Monongahela Power subject to a 30 day appeal period. The plan will allow Monongahela Power's 28,000 Ohio customers to choose their electricity supplier starting January 1, 2001. Below are the highlights of the plan.

  *  Monongahela Power will be permitted to transfer approximately
     325 MW of Ohio jurisdictional generating assets to its unregulated affiliate, Allegheny Energy Supply, at net book value as of January 1, 2001.

  * Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. These rates will be frozen for the five years.

  * For commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which begins on January 1, 2001. The market development period is three years for large commercial and industrial customers and five years for small commercial customers.

  * Monongahela Power will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period.

  * Allegheny Energy Supply will be permitted to offer competitive generation service throughout Ohio.

  * Additional taxes resulting from the competition legislation will be deferred for up to two years as a regulatory asset.

 As a result of the Ohio PUC approval of the settlement, the Company expects to record an extraordinary charge in the fourth quarter of 2000 under the provisions of SFAS No. 101 for the estimated amount of unrecoverable net regulatory assets under the deregulation plan. The Company estimates the extraordinary charge from the Ohio deregulation plan to be $8.1 million before taxes ($4.9 million after taxes).

6.   On June 7, 2000, the Maryland Public Service Commission
 (Maryland PSC) approved the transfer of the Maryland jurisdictional share of the generating assets of Potomac Edison, to Allegheny Energy Supply at net book value. On June 23, 2000, the W.Va. PSC issued an order which, in part, authorized Potomac Edison to transfer at net book value its West Virginia jurisdictional share of its generating assets to an unregulated affiliate in conjunction with the Maryland transfer. Also, on July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) authorized the transfer of the Virginia jurisdictional share of Potomac Edison's generating assets, excluding the hydroelectric assets located within the state of Virginia, to an unregulated affiliate at net book value. On July 31, 2000, the Securities and Exchange Commission (SEC) approved these transfers of generating assets. As a result, approximately 2,100 MW of electric generation facilities with an estimated net book value of $614 million was transferred to Allegheny Energy Supply in August 2000.

7.   The 1998 Pennsylvania Public Utility Commission (Pennsylvania
 PUC) order for restructuring authorized recognition of an additional Competitive Transition Charge (CTC) regulatory asset (Additional CTC Regulatory Asset) to reduce the adverse effects, if any, that competition will have on West Penn Power Company (West Penn) during the years 1999 to 2002. No additional CTC Regulatory Asset was recorded by West Penn as of September 30, 2000.

8. On September 30, 2000, the Company's reserve for adverse power purchase commitments was $309.6 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

9. Comprehensive income consisting of unrealized losses on available-for-sale securities net of tax is presented in the consolidated financial statements as required by FASB Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The objective of SFAS No. 130 is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners.

 The components of consolidated comprehensive income for the nine months ended September 30, 2000 are as follows:

                                        (Millions of Dollars)

   Consolidated net income                     $163.4
   Other comprehensive income:
     Unrealized holding (losses)
     arising during the period on
     available-for-sale securities,
     net of tax ($1.2)                           (1.8)
   Consolidated comprehensive income           $161.6

 On July 13, 2000, the Company sold its fifty percent ownership in Allegheny Hyperion Telecommunications, LLC, to Adelphia Business Solutions (Adelphia) for 330,000 shares of Adelphia's Class A Common Stock. The 330,000 shares of common stock are classified as available-for-sale marketable securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

10. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The final one-third of West Penn's generation assets were transferred to the Company's unregulated generation segment on January 2, 2000. On August 1, 2000, the Company transferred 2,100 MW of generation assets of Potomac Edison to the Company's unregulated generation segment.

                                          September   December
                                             2000       1999
                                          (Millions of Dollars)

  Property, plant, and equipment           $4,075.2   $2,678.4
  Amounts under construction included         192.1      101.8
  above
  Accumulated depreciation                 (1,974.0)  (1,238.3)

11. The Company's principal operating segments are regulated operations, unregulated generation, and other. Prior to the second quarter of 2000, the Company reported operating segments consisting of utility and nonutility operations. The Company has restated prior period segment information.

 The regulated operations segment, previously reported as the utility segment, consists primarily of the subsidiaries Monongahela Power, including West Virginia Power and Mountaineer Gas Company (Mountaineer Gas), Potomac Edison, and West Penn. The regulated operations segment operates electric transmission and distribution systems and natural gas distribution systems and generates electric energy in regulatory jurisdictions which have not yet implemented deregulation of electric generation.

 The unregulated generation segment, previously reported in the nonutility segment, consists primarily of the Company's subsidiaries Allegheny Energy Supply and its majority-owned subsidiary Allegheny Generating Company. Allegheny Energy Supply is an unregulated energy production and marketing subsidiary which markets competitive wholesale electricity and retail electricity in states where customer choice has been implemented. Allegheny Generating Company owns and sells generating capacity to its parents Allegheny Energy Supply and Monongahela Power.

 The other segment, previously reported in the nonutility segment, consists of Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary which develops new business opportunities including telecommunications.

Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.


                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                     2000        1999    2000         1999
                                            (Thousands of Dollars)

Operating Revenues:
 Regulated operations             $657,802  $593,983  $1,888,064  $1,737,130
 Unregulated generation            711,196   270,275   1,497,565     623,938
 Other                               1,713     1,134       9,878       5,208
 Eliminations                     (312,253) (124,033)   (604,936)   (291,526)
Depreciation and amortization:
 Regulated operations               48,393    50,790     148,341     152,661
 Unregulated generation             10,263    14,481      36,059      43,315
 Other                                 161       288         871         435
Federal and State Income Taxes:
 Regulated operations               27,339    35,886     114,352     125,530
 Unregulated generation             11,962     7,750      23,563      22,926
 Other                                (226)     (125)        391        (318)
Operating Income:
 Regulated operations               85,286    91,212     307,119     308,066
 Unregulated generation             43,160    26,852      79,440      61,881
 Other                                (446)     (888)        513        (780)
Interest Charges, Preferred
 Dividends, and Preferred
 Redemption Premiums:
 Regulated operations               44,121    40,612     148,656     113,172
 Unregulated generation             18,001     8,043      28,223      24,892
 Other                                                       261          29
 Eliminations                       (5,452)              (13,438)
Consolidated Income Before
 Extraordinary Charge:
 Regulated operations               63,164    52,321     190,429     196,797
 Unregulated generation             12,443    19,795      41,839      38,218
 Other                                 488      (784)      1,678      (1,394)
Extraordinary Charge, Net:
 Regulated operations                                     70,505
Capital Expenditures:
 Regulated operations               41,422    67,810     150,396     157,357
 Unregulated generation             33,773    26,075     131,424      58,914
 Other                               3,070     2,898       5,782       8,930



                                                         September 30    December 31
                                                             2000          1999
Identifiable Assets:
 Regulated operations                                    $4,768,528      $5,293,394
 Unregulated generation                                   2,587,745       1,518,074
 Other                                                       49,390          40,973

See Note 4 for a discussion of extraordinary charge, net.


12. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                             2000                     1999
                    Number of   Amount per    Number of     Amount
                      Shares       Share        Shares    per Share

  First Quarter    110,436,317     $.43      122,436,317     $.43
  Second Quarter   110,436,317     $.43      116,600,317     $.43
  Third Quarter    110,436,317     $.43      112,333,817     $.43

13. On May 17, 2000, the United States Court of Appeals for the Third Circuit affirmed the decision of the United States District Court for the Western District of Pennsylvania which had found that DQE, Inc. did not breach the April 1, 1997 Agreement and Plan of Merger and had granted judgement in favor of DQE, Inc. on all claims and all requests for injunctive relief.

14. A SEC announcement at the March 16, 2000 EITF meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. Power station major maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station major maintenance accruals and T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

15. On August 18, 2000, Monongahela Power completed the purchase of Mountaineer Gas, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America (ECA). The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by about 200,000 customers in a region where the Company already provides energy services.

 The Company acquired Mountaineer Gas for $322.8 million, which includes the assumption of $100.1 million of existing long-term debt. In accordance with the purchase agreement, the Company accrued a $2.9 million estimated liability for an additional payment to ECA related to working capital and construction expenditure adjustments to the purchase price. The acquisition has been recorded using the purchase method of accounting. The table below shows the allocation of the purchase price to assets and liabilities acquired:

                                                     Millions of
                                                       Dollars

  Purchase price                                         $325.7
  Direct costs of the acquisition                           2.6
     Total acquisition cost                               328.3

  Less assets acquired:
     Utility plant                                        300.2
     Accumulated depreciation                            (144.8)
        Utility plant, net                                155.4

  Investments and other assets
     Current assets                                        45.9
     Deferred charges                                      23.8

      Total assets acquired (excluding goodwill)          225.1

  Add liabilities acquired:
     Current liabilities                                   47.9
     Deferred credits and other liabilities                10.9
        Total liabilities acquired                         58.8

  Excess of cost over net assets acquired                $162.0


  The Company is amortizing the excess of cost over net assets acquired on a straight-line basis over 40 years.

                       ALLEGHENY ENERGY, INC.

     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
     WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

Overview

     Starting in 1998, the Company has experienced significant changes in its business as deregulation of electric generation has been approved and implemented in states where the Company operates its regulated utility business. As deregulation of generation has been implemented state by state, the Company has transferred its generating assets from its regulated utility business to its unregulated generation business in accordance with approved deregulation plans. It is the Company's goal that all of its generating assets will be transferred to unregulated generation business by 2001.

     In 1999, the Company formed Allegheny Energy Supply, LLC
(Allegheny Energy Supply) in order to consolidate the Company's unregulated generation assets into a single company. Allegheny
Energy Supply is an unregulated energy company that markets competitive retail and wholesale electricity. Also, Allegheny Energy

Supply operates regulated electric generation for its affiliates until deregulation is implemented in all states where the regulated utilities operate. The Company's goal is to grow Allegheny Energy Supply into a national energy supply company.

     In November 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between West Penn Power Company (West Penn) and parties to West Penn's restructuring proceeding. Under the terms of the settlement, two-thirds of West Penn's customers were permitted to choose an alternate generation supplier as of January 1, 1999. The remaining one-third of West Penn's customers were permitted to do so starting January 1, 2000. The settlement also allowed West Penn to transfer its 3,778 MW generating assets at net book value to Allegheny Energy Supply, which was completed in 1999.

     Also in 1999, Allegheny Energy Supply purchased from AYP Energy, Inc. (AYP Energy) its 276 MW of merchant capacity at Fort Martin Unit No. 1.

     In December 1999, the Maryland Public Service Commission (Maryland PSC) approved a settlement agreement which allowed customer choice of generation suppliers effective July 1, 2000, for all Maryland customers of The Potomac Edison Company (Potomac Edison).
In June 2000, the Maryland PSC authorized Potomac Edison to transfer the Maryland portion of its generation assets to Allegheny Energy Supply on or after July 1, 2000. The Company also obtained the necessary approvals from the Virginia State Corporation Commission (Virginia SCC) and the Public Service Commission of West Virginia (W.Va. PSC) to transfer the Virginia and West Virginia portions of Potomac Edison's generation assets to Allegheny Energy Supply in conjunction with the transfer of the Maryland portion of those assets. On August 1, 2000, Potomac Edison transferred all of its approximately 2,100 MW of generation assets to Allegheny Energy Supply.

     In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the W.Va. PSC with certain modifications. Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government. The plan provides for customer choice of a generation supplier for all customers and allows the Company to transfer the West Virginia portion (approximately 2,040 MW) of generation assets of Monongahela Power Company (Monongahela Power) to Allegheny Energy Supply. On August 15, 2000 and supplemented on October 31, 2000, Monongahela Power filed a petition with the W.Va. PSC for approval to transfer its West Virginia portion of its generating assets to Allegheny Energy Supply on or after January 1, 2001, contemporaneously with the transfer of its Ohio generation assets (see Ohio discussion below).

     In October 2000, the Public Utilities Commission of Ohio (Ohio
PUC) approved a settlement to implement a restructuring plan for Monongahela Power. This restructuring plan allows Ohio customers of Monongahela Power to choose their generation supplier starting January 1, 2001. Also, Monongahela Power is permitted to transfer its Ohio portion (approximately 325 MW) of its generation assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

     In addition to the assets transferred by the regulated utilities, Allegheny Energy Supply has announced the construction of a 1,080 MW natural-gas fired merchant generation plant in La Paz County, Arizona, a 540 MW combined-cycle facility in Springdale, Pennsylvania, and five 44 MW simple-cycle combustion turbines throughout Pennsylvania. In May 2000, Allegheny Energy Supply announced that it will acquire a 4.86 percent ownership share (83 MW) of the 1,711 MW Conemaugh Generating Station from Potomac Electric Power Company (PEPCO). Also, the Company completed construction of two 44 MW simple-cycle combustion turbines in Pennsylvania during 1999 which are part of its unregulated generation fleet.

     The Company's regulated utility business, Allegheny Power, has expanded its service territory with the acquisition of West Virginia Power in December 1999 for approximately $95 million. The acquisition of West Virginia Power added approximately 26,000 electric distribution customers and 24,000 natural gas customers to the Company's existing business in West Virginia. Also, the regulated utility business acquired Mountaineer Gas Company (Mountaineer Gas) in August 2000 for $322.8 million, which included the assumption of existing long-term debt of $100.1 million. The acquisition of Mountaineer Gas added approximately 200,000 natural gas customers to the Company's West Virginia regulated utility operations.

Acquisition of Mountaineer Gas Company

     On August 18, 2000, Monongahela Power completed the purchase of Mountaineer Gas, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America (ECA) for $322.8 million (which includes the assumption of $100.1 million of existing long-term debt). In accordance with the purchase agreement, the Company accrued a $2.9 million estimated liability for an additional payment to ECA related to working capital and construction expenditure adjustments to the purchase price. The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by about 200,000 customers in a region where the Company already provides energy services. (See Note 15 to the consolidated financial statements for additional information.)

Acquisition of West Virginia Power

     In December 1999, Monongahela Power purchased from UtiliCorp United Inc. the assets of West Virginia Power, an electric and natural gas distribution company located in southern West Virginia, for approximately $95 million. In conjunction with the acquisition of West Virginia Power's assets, the Company purchased for $2.1 million the assets of a heating, ventilation, and air conditioning business.

Transfer of Generation Assets

Transfer of Potomac Edison Generation Assets to Allegheny Energy
Supply

     On August 1, 2000, the Company transferred 2,100 MW of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value. State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) also approved the transfer.

     Pursuant to a series of fixed priced contracts, Allegheny Energy Supply supplies West Penn Power Company (West Penn) and Potomac Edison with power through 2008. Under these contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts represent approximately 90% of the normal operating capacity of Allegheny Energy Supply's fleet of generating assets and can be terminated by Allegheny Energy Supply with 12 months' notice.

     The Company is considering ways to maximize the value of its generating assets, including by means of partnering, selling all or a portion of the common stock of Allegheny Energy Supply through an initial public offering, or combining a partial initial public offering with a spin-off of the remaining stock to the Company's shareholders. The Company will withhold any decision until Monongahela Power's generating assets are transferred to Allegheny Energy Supply. Monongahela Power has requested approval from the W.Va. PSC to transfer its West Virginia generation assets to Allegheny Energy Supply on or after January 1, 2001, in conjunction with already authorized transfer of the Ohio portion of those assets.

Virginia Separation Plan

     In connection with the transfer of generating assets discussed above, on May 25, 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) to separate its approximately 380 MW of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its transmission and distribution assets effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfer of the Company's Virginia generating assets to its unregulated subsidiary, Allegheny Energy Supply.

     In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding highlighted below:

* Effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million.

* Potomac Edison will not file for a base rate increase prior to January 1, 2001.

* Fuel rates were rolled into base rates with a decrease in annual fuel revenues of $750,000 effective with bills rendered on or after August 7, 2000. Effective August 2001, the annual fuel revenue adjustment will drop to $250,000. Effective August 2002, the fuel rate adjustment will be eliminated.

* Termination of Potomac Edison's fuel factor in Virginia effective for bills rendered on or after August 7, 2000.

* Potomac Edison's agreement to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.

* Potomac Edison's agreement during default service period to contract for generation service to be provided to customers at the same costs that it would incur to serve customers from the units it owned prior to the transfer of generation assets to Allegheny Energy Supply.

     On August 10, 2000, the Company applied to the Virginia SCC to transfer the hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary). Commission action is pending.

West Virginia Transfer of Monongahela Power Generation Assets to
Allegheny Energy Supply

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generation assets of Monongahela Power. In part, the order requires, that after implementation of the deregulation plan, Monongahela Power file with the W.Va. PSC a petition seeking a Commission finding that a proposed transfer of generation assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits Monongahela Power to submit a petition to the Commission seeking approval to transfer its West Virginia generation assets prior to the implementation of the deregulation plan. A filing before the implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000 and supplemented on October 31, 2000, Monongahela Power filed a petition seeking W.Va. PSC approval to transfer its West Virginia assets to its unregulated affiliate, Allegheny Energy Supply, on or after January 1, 2001 contemporaneously with the transfer of its Ohio generation assets.

Ohio Transition Plan

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was filed with the Ohio PUC on June 22, 2000. The following are the highlights of the agreement:

* Monongahela Power will be permitted to transfer approximately
  325 MW of Ohio jurisdictional generating assets to its unregulated affiliate, Allegheny Energy Supply, at net book value as of January 1, 2001.

* Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. These rates will be frozen for the five years.

* For commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which begins on January 1, 2001. The market development period is three years for large commercial and industrial customers and five years for small commercial customers.

* Monongahela Power will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period.

* Allegheny Energy Supply will be permitted to offer competitive generation service throughout Ohio.

* Additional taxes resulting from competition legislation will be deferred for up to two years as a regulatory asset.

       On October 5, 2000, the Ohio PUC approved the Company's plan pending a 30 day appeal period.

Rate Matters

     As previously reported, on February 26, 1999, the W.Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for Potomac Edison and Monongahela Power to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase Monongahela Power's fuel rates by $10.9 million and decrease Potomac Edison's fuel rates by $8.0 million was scheduled to become effective March 15, 2000. On June 23, 2000, the W.Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of Potomac Edison and Monongahela Power consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates will result in a revenue reduction of approximately $.3 million for 2000 increasing over 8 years to an annual reduction of approximately $1.7 million. Offsetting the decrease in rates, the settlement approved by the W.Va. PSC directs the Company to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $16.0 million) as a reduction of expenses over a four and one-half year period beginning July 1, 2000. Also, July 1, 2000, Potomac Edison and Monongahela Power ceased their expanded net energy cost (fuel clause) as part of the settlement.

     On March 24, 2000, the Maryland PSC issued an order requiring Potomac Edison to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of twelve months that began April 30, 2000.

     On October 4, 2000, the Maryland PSC approved Potomac Edison's filing which represents the final reconciliation of its deferred fuel balance. The filing will refund to customers the $3.2 million overrecovery balance existing in the Maryland deferred fuel account as of September 30, 2000. The deferred fuel credit to customers began in October 2000 and will be effective until the balance falls to zero, which is projected to take twelve months. The refund of the overrecovered balance does not affect the Company's earnings since the overrecovered amounts have been deferred.

     On April 12, 2000, the Maryland PSC approved the Power Sales Agreement between the Company and Virginia Electric Power Company covering the sale of the AES Warrior Run output to the wholesale market for the period July 1, 2000 through December 31, 2000. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the AES Warrior Run output are used to offset the capacity and energy costs the Company pays to the AES Warrior Run cogeneration project in determining amounts to be recovered from Maryland customers.

     As previously reported, Potomac Edison decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company's fuel rate, and on March 21, 2000 the proposed order became final. Effective July 1, 2000, coincident with Customer Choice in Maryland, the fuel rates were rolled into base rates.

     On June 7, 2000, the Company's Maryland customers began receiving an Earnings Sharing Credit on their electric bills. The credit is the result of an agreement approved by the Maryland PSC where the Company agreed to share one-half of its 1999 and 2000 earnings above an 11.4% return on equity with its customers. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million, is being distributed to customers in the form of an Earnings Sharing Credit. The credit will remain in affect through April 30, 2001.

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

     The SEC previously issued an order pursuant to the Public
Utilities Holding Company Act (PUHCA), granting the Company authority to adopt and implement the Rights Agreement.

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

Allegheny Power Forms New Independent Transmission Affiliation

     The Company's regulated subsidiaries, Monongahela Power, Potomac Edison, and West Penn, collectively doing business as Allegheny Power, announced on October 5, 2000, that it signed a Memorandum of Agreement with Pennsylvania-New Jersey-Maryland Interconnection, LCC
(PJM) to develop a new affiliation. The alliance was outlined in a filing submitted to the FERC on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

     FERC's Order 2000 requires all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in a regional transmission organization (RTO), those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework.

     Allegheny Power will lead the new initiative, known as PJM West, which will allow transmission service to all market participants while simultaneously expanding the PJM market. The Company's subsidiary Allegheny Energy Supply will benefit from the PJM West initiative by having its generation within PJM, opening markets, and making the generation more competitive in the current PJM region.

Allegheny Energy Supply to Construct Power Plant in Arizona

     Allegheny Energy Supply announced in October 2000 plans to construct a 1,080 MW natural gas-fired merchant generating facility in La Paz County, Arizona, approximately 75 miles west of Phoenix. Construction is expected to begin on the $540 million combined cycle facility in 2002. When completed in 2005, the facility will allow Allegheny Energy Supply to sell generation into Arizona and other states served by the Western System Power Pool, including all or parts of California, western Canada, Colorado, Montana, Nevada, New Mexico, Oregon, Utah, Washington, and Wyoming. The facility will be accretive to earnings in the first year of operation and will give the Company about 11,000 MW of total generating capacity.

Allegheny Energy Supply Enters Generation Venture

     Allegheny Energy Supply announced on September 13, 2000, that it along with partner UGI Development, a subsidiary of UGI, Corp. (UGI), will expand and market generation output from facilities at UGI's Hunlock Creek generating station near Wilkes-Barre in eastern Pennsylvania. The venture will give Allegheny Energy Supply access to 46 MW of generating capacity to sell into the PJM market.

     In addition to sharing the 46 MW of existing coal-fired generation at Hunlock Creek, the Allegheny Energy Supply will install a 44 MW natural gas-fired combustion turbine (CT) on property owned by UGI. Both UGI Development and Allegheny Energy Supply will jointly share in the combined output of the coal-fired and combustion turbine generating units. Allegheny Energy Supply will be responsible for construction of the Hunlock Creek combustion turbine, while UGI will operate the facility.

Allegheny Energy Supply Receives Grant for Biomass Project

     Allegheny Energy Supply has been selected for award of a $2.4 million research and development cooperative agreement from the United States Department of Energy (DOE) for a biomass project at its Willow Island Power Station in Pleasants County, West Virginia. The three year project, which broke-ground on October 19, 2000, will adapt the 181 MW Willow Island No. 2 to co-fire sawdust with coal and tire-derived fuel, reducing fuel costs and nitrogen oxide emissions.

Conemaugh Generating Station Acquisition

     Allegheny Energy Supply announced on May 19, 2000 that it, along with partner PPL Global, Inc., a subsidiary of PPL Corporation, jointly acquired Pepco's 9.72 percent share in the 1,711 MW Conemaugh Generating Station. The Company's share of the acquisition is 83 MW at a cost of $76.25 million. Allegheny Energy Supply expects to finance its $76.25 million share through the issuance of long-term debt. The purchase strengthens the Company's presence in the PJM power market. An application for approval has been filed with the SEC. Approval is expected in the fourth quarter.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Company's releases were provided to the media in the Company's area and posted on the Company's web site. The Company filed its 1999 TRI report with the Environmental Protection Agency prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.

DQE, Inc. Merger

     On May 17, 2000, the United States Court of Appeals for the Third Circuit affirmed the decision of the United States District Court for the Western District of Pennsylvania which had found that DQE, Inc. did not breach the April 1, 1997 Agreement and Plan of Merger and had granted judgment in favor of DQE, Inc. on all claims and all requests for injunctive relief.

Review of Operations

EARNINGS SUMMARY


                                     Consolidated Net Income
                            Three Months Ended      Nine Months Ended
                              September 30            September 30
                            2000        1999        2000         1999
                                      (Millions of Dollars)

Regulated operations          $63.2       $52.3      $190.4     $196.8
Unregulated generation         12.4        19.8        41.8       38.2
Other                            .5         (.8)        1.7       (1.4)
Consolidated income before
  Extraordinary charge         76.1        71.3       233.9      233.6
Extraordinary charge, net        -           -       (70.5)         -
  Consolidated net income     $76.1       $71.3      $163.4     $233.6



                                       Earnings Per Share
                             Three Months Ended      Nine Months Ended
                                September 30            September 30
                              2000        1999        2000       1999

Regulated operations           $.57        $.47        $1.72     $1.67
Unregulated generation          .11         .17          .38       .32
Other                           .01        (.01)         .02      (.01)
Consolidated income before
  Extraordinary charge          .69         .63         2.12      1.98
Extraordinary charge, net         -           -         (.64)        -
  Consolidated net income      $.69        $.63        $1.48     $1.98


     The increase in earnings for the third quarter of 2000 was driven by improved performance by the Company's regulated business and its recent acquisition of two energy distribution companies.

     Earnings for the Company's unregulated business decreased for the third quarter of 2000 due to sales conditions in the Company's region during the quarter reflecting much cooler summer weather as compared to normal. Due to the mild weather conditions, the increase in revenues net of fuel and purchase power were not adequate to offset the increase in other operating expenses related to the generation assets transferred to the unregulated generation business.

     The increase in earnings per share in the first nine months of 2000, before the extraordinary charge, reflects higher net revenue in the regulated operations business and a lower number of average shares of common stock outstanding as a result of the Company's 1999 stock repurchase program.

     The extraordinary charge of $70.5 million, net of taxes, reflects write-offs by the Company's regulated West Virginia subsidiaries, Monongahela Power and Potomac Edison, as a result of West Virginia legislation requiring deregulation of electric generation.

SALES AND REVENUES

     Total operating revenues for the third quarter and first nine months of 2000 and 1999 were as follows:


                                 Three Months Ended    Nine Months Ended
                                    September 30         September 30
                                  2000       1999        2000        1999
                                           (Millions of Dollars)

Operating revenues:
  Regulated operations:
    Electric                     $  562.1    $550.5    $1,700.1   $1,627.9
    Gas                               9.0         -        22.1          -
    Choice                            3.6       8.3        24.0       24.2
    Bulk Power                       60.7      16.1        88.6       36.8
    Transmission and other
      energy services                22.4      19.1        53.3       48.2
      Total regulated               657.8     594.0     1,888.1    1,737.1
operations
  Unregulated generation:
    Retail and other                 42.9      37.3       156.0      106.7
    Bulk power                      668.3     233.0     1,341.5      517.3
      Total unregulated             711.2     270.3     1,497.5      624.0
generation
  Other                               1.7       1.1         9.9        5.2
  Eliminations                     (312.2)   (124.0)     (604.9)    (291.5)
      Total operating revenues   $1,058.5    $741.4    $2,790.6   $2,074.8



     The increase in regulated electric and gas revenues in the third quarter and first nine months of 2000 was primarily due to increased regulated electric revenues due to an increase in number of customers and the acquisition of the assets of West Virginia Power purchased by Monongahela Power in December 1999, and to a lesser extent by Monongahela Power's acquisition of Mountaineer Gas in August 2000.

     Choice revenues represent transmission and distribution revenues from customers in West Penn's distribution territory who chose another supplier to provide their energy needs. Pennsylvania deregulation gave West Penn's regulated customers the ability to choose another energy supplier. In the nine month period of 2000, all of West Penn's regulated customers had the ability to choose, and in the nine month period of 1999, two-thirds of West Penn's customers had the ability to choose. At September 30, 2000, less than 2% of West Penn's customers chose alternate energy suppliers. The decrease in choice revenues in the third quarter of 2000 was due to the decline in the number of West Penn customers choosing alternate energy suppliers.

     The increases in regulated operations bulk power for the three and nine months ended September 2000 were primarily due to increased sales by Monongahela Power and Potomac Edison to the Company's unregulated affiliate, Allegheny Energy Supply. In early 2000, a dispatch arrangement was put in place between utility operations and nonutility operations. With this arrangement, utility operations sells its bulk power to nonutility operations to be dispatched in a more efficient manner. In addition, $15.0 million in the third quarter and year-to-date 2000 periods was due to the sale of the output of the AES Warrior Run cogeneration facility located in Potomac Edison's territory into the open wholesale market. This sale of output was part of a Maryland PSC settlement agreement with Potomac Edison.

     In October 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates $13 million in 1999 and 2000 and will increase its rates an additional $13 million in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 2000 through 2001 time frame results in pre-tax income reductions of $21 million in 2000 and $19 million in 2001. Also, Potomac Edison will share on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999 and 2000. This sharing occurs through an annual true-up. Potomac Edison's revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity. Based on 1999 results, the Company will return Maryland customers $9.7 million in earnings sharing over the eleven month period beginning with bills rendered June 7, 2000. An estimate of the earnings sharing for 1999 results was accrued by the Company during 1999.

     Total regulated operations revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000, which were applicable in all Company jurisdictions served, except for Pennsylvania. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction ceased to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, effective July 1, 2000 a fuel clause ceased to exist for the West Virginia jurisdiction for Monongahela Power and Potomac Edison, and effective August 2000, a fuel clause ceased to exist for Potomac Edison's Virginia jurisdiction. Effective January 1, 2001, a fuel clause will cease to exist for Monongahela Power's Ohio jurisdiction.

     Through September 30, 2000 changes in fuel revenues in jurisdictions for which a fuel clause was in existence had no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through fuel clauses.

     The Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in jurisdictions where a fuel clause has been eliminated. Effective January 1, 1999, the Company assumed these risks in Pennsylvania and effective July 1, 2000, the Company assumes similar risks and benefits for its Maryland and West Virginia jurisdictions and in August 2000 for its Virginia jurisdiction. The Company will also assume this risk for the Ohio jurisdiction when the deregulation plan is implemented on January 1, 2001.

    The first nine months of 2000 also includes gas sales and services and electric revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999 and Mountaineer Gas purchased by Monongahela Power in August 2000. Because a significant portion of the gas sold by the Company's gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Purchased Gas Adjustment mechanism (fuel clause) continues to exist for West Virginia Power and may come into effect for Mountaineer Gas following its current three year moratorium which ends October 31, 2001.

     The potential exists for significant volatility in the spot prices for electricity at the wholesale level to significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, and the open commitments which exist at such times.

     The increase in unregulated generation revenues is a result of increased buy-sell transactions to optimize the value of unregulated generation assets of Allegheny Energy Supply in the unregulated marketplace and is also due to having increased generation available for sale. As a result of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania, two-thirds of West Penn's generation was freed up in the first quarter of 1999 and was available for sale into the unregulated marketplace by the supply business, subject to Allegheny Energy Supply's obligations under the full requirements contracts it entered into. In the first quarter of 2000, the final one-third of West Penn's generation was similarly freed up and became available for sale into the deregulated marketplace. In addition, the Company transferred 2,100 MW of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply on August 1, 2000. As a result, the unregulated generation segment had more generation available for sale into the deregulated marketplace in the first nine months of 2000.

     The elimination between regulated operations, unregulated generation, and other revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

OPERATING EXPENSES

     Fuel expenses for the third quarter and first nine months of 2000 and 1999 were as follows:


Fuel Expenses

                            Three Months Ended      Nine Months Ended
                              September 30           September 30
                             2000        1999        2000       1999
                                      (Millions of Dollars)

Regulated operations        $ 53.3      $ 96.1      $194.5     $273.6
Unregulated generation        93.9        49.1       218.1      139.6
Total fuel expenses         $147.2      $145.2      $412.6     $413.2


     Total fuel expenses increased in the third quarter of 2000 primarily due to an increase in average fuel prices.

     Total fuel expenses for the first nine months of 2000 were relatively flat with a decrease of less than .2%.

     Purchased power and exchanges, net, includes purchases from qualified facilities under the PURPA and consists of the following items:


Purchased Power and Exchanges, Net

                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                    2000        1999      2000        1999
                                             (Millions of Dollars)

Regulated operations:
  From PURPA generation*            $ 48.7     $ 21.6     $145.1     $ 75.4
  Other purchased power              274.6       (3.8)     530.5       27.0
    Total purchased power for
      regulated operations           323.3       17.8      675.6      102.4
  Power exchanges, net                 (.2)      (4.1)       7.0       (3.1)
Unregulated generation purchased
   power                             479.6      172.1      955.3      288.2
Eliminations                        (306.6)     (19.0)    (579.7)     (32.5)
  Purchased power and exchanges,    $496.1     $166.8   $1,058.2     $355.0
*PURPA cost (cents per kWh)            5.5        4.8        5.5        4.9


     The increases of $27.1 million and $69.7 million in regulated operations PURPA generation for the third quarter and first nine months ended September 30, 2000, were due to the start of commercial operations of the AES Warrior Run PURPA cogeneration project in Potomac Edison's Maryland service territory. The Maryland PSC has approved Potomac Edison's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. Accordingly, the Company defers, as a component of other operation expenses, the difference between revenues collected related to AES Warrior Run and the cost of the AES Warrior Run purchased power.

     The increases in other regulated operations purchased power in the third quarter and nine months ended September 30, 2000, were due primarily to West Penn and Potomac Edison's purchase of power from their unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to their customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been freed up and transferred to Allegheny Energy Supply. Also, unplanned generating plant outages in the first quarter of 2000 caused the regulated utility operations of Potomac Edison and Monongahela Power to make purchases of higher-priced power on the open energy market.

     The increases in unregulated generation purchased power in the third quarter and first nine months ended September 30, 2000, were for power to serve the provider of last resort load of West Penn and Potomac Edison, unplanned first quarter generating plant outages which caused the Company to make purchases of higher-priced power on the open energy market, and increased buy-sell transactions to optimize the value of unregulated generation assets.

     The elimination between regulated operations and unregulated generation purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Gas purchases and production expenses for the third quarter and first nine months of 2000 and 1999 were as follows:


Gas Purchases and Production

                            Three Months Ended     Nine Months Ended
                               September 30          September 30
                              2000       1999        2000      1999
                                     (Millions of Dollars)

  Regulated operations         $5.4       $-         $13.8      $-


     The gas purchases and gas production of $5.4 million and $13.8 million for the third quarter and nine months ended September 30, 2000, respectively, reflects the acquisition of West Virginia Power in December 1999 and Mountaineer Gas in August 2000 by Monongahela Power Company.

     Other operation expenses for the third quarter and first nine months of 2000 and 1999 were as follows:


Other Operation Expenses

                            Three Months Ended     Nine Months Ended
                               September 30          September 30
                               2000       1999       2000      1999
                                     (Millions of Dollars)


Regulated operations           $75.4      $82.6      $215.7   $227.7
Unregulated generation          32.4       15.1        84.6     45.9
Other                            2.1        1.8         7.8      4.4
Eliminations                   (18.2)      (9.5)      (26.3)   (18.0)
  Total other operation
   expenses                    $91.7      $90.0      $281.8   $260.0


     The decreases in regulated operations expense of $7.2 million and $12.0 million for the three and nine months ended September 30, 2000, reflects the transfer of generation assets from regulated operations to unregulated generation during the year. These decreases were offset in part by additional expenses related to West Virginia Power and Mountaineer Gas.

     The increases in unregulated generation other operation expenses for the three and nine months ended September 30, 2000, were $17.3 million and $38.7 million, respectively. These increases were primarily due to increased purchasing of transmission of electricity for delivery of energy to customers and expenses related to the transfer of generation assets during the current year.

     The increases in other of $.3 million and $3.4 million for the three and nine months ended September 30, 2000, respectively, were due primarily to increased expenses related to the expanding telecommunications business of Allegheny Communications Connect, Inc., a subsidiary of Allegheny Ventures.

     The elimination between regulated operations, unregulated generation, and other operation expenses is primarily to remove the effect of affiliated transmission purchases.

     Maintenance expenses for the third quarter and first nine months of 2000 and 1999 were as follows:


Maintenance Expenses

                               Three Months Ended     Nine Months Ended
                                 September 30           September 30
                                2000      1999         2000     1999
                                       (Millions of Dollars)


Regulated operations            $32.7      $44.1      $113.3    $134.0
Unregulated generation           19.1       10.1        54.4      31.0
Other                               -          -           -         -
  Total maintenance expense     $51.8      $54.2      $167.7    $165.0


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

     The decrease in total maintenance expenses for the third quarter ended September 30, 2000, was primarily due to decreased power station maintenance. The increase in total maintenance expenses for the first nine months ended September 30, 2000, reflects increased power station maintenance for the first six months of 2000.

     The decreases in regulated operations maintenance and the increases in unregulated generation maintenance were mainly due to the transfer of generation assets.

     Unregulated generation maintenance in the first nine months of 2000 reflects the capitalization policy for the Company's subsidiary, Allegheny Energy Supply, which was formed in November 1999. The capitalization policy of Allegheny Energy Supply is based on operating generation assets in an unregulated environment in which less costs are capitalized with more costs expensed as maintenance.

     Depreciation and amortization expenses for the third quarter and first nine months of 2000 and 1999 were as follows:


Depreciation and Amortization Expenses

                             Three Months Ended     Nine Months Ended
                                September 30           September 30
                               2000      1999        2000     1999
                                     (Millions of Dollars)

Regulated operations          $48.3      $50.8     $148.3   $152.7
Unregulated generation         10.3       14.5       36.1     43.3
Other                            .2         .3         .9       .4
  Total depreciation and
   amortization expenses      $58.8      $65.6     $185.3   $196.4


     Total depreciation and amortization expenses for the third quarter and first nine months of 2000 decreased $6.8 million and $11.1 million, respectively, reflecting the changes related to the establishment of capital recovery policies of Allegheny Energy Supply. The decreases in regulated operations depreciation and amortization expenses reflects the transfer of generation assets from regulated operations to unregulated generation during the year offset by depreciation of new capital additions, including the acquisitions of West Virginia Power and Mountaineer Gas.

     Taxes other than income taxes for the third quarter and first nine months of 2000 and 1999 were as follows:


Taxes Other than Income Taxes

                            Three Months Ended     Nine Months Ended
                               September 30          September 30
                               2000      1999        2000   1999
                                    (Millions of Dollars)

Regulated operations          $32.9     $ 38.6     $107.9   $118.5
Unregulated generation         20.5        7.2       46.0     23.2
                                 .1         .1         .3       .2
  Total taxes other than
   income taxes               $53.5       45.9     $154.2  $141.9


     Total taxes other than income taxes increased $7.6 million and $12.3 million in the third quarter and first nine months of 2000, respectively, due primarily to increased gross receipts taxes resulting from higher revenues from retail customers, increased property taxes, and increased West Virginia Business and Occupation taxes. The year-to-date increases were offset in part by reduced franchise and capital stock taxes due to reduced tax rates and an adjustment related to prior years.

     Regulated operations and unregulated generation taxes other than income taxes reflect the movement of taxes other than income taxes associated with the transfer of generation assets during the year. This decrease in regulated taxes other than income taxes is partially offset by the acquisitions of West Virginia Power and Mountaineer Gas.

     Federal and state income taxes for the third quarter and first nine months of 2000 decreased $4.4 million and $9.8 million, respectively, due to a year-to-date decrease in taxable income and a third quarter decrease in the Company's tax accrual related to plant removal costs.

Other Income, Net

     Other income, net increased $2.5 million and $8.7 million for the three months and nine months ended September 30, 2000, due to interest income on temporary cash investments and income related to investments of the Company's unregulated subsidiary, Allegheny Ventures, Inc. In addition, the nine months' ended increase was also due to a litigation settlement.

     Interest on long-term debt and other interest for the third quarter and first nine months of 2000 and 1999 were as follows:


Interest Expense
                               Three Months Ended    Nine Months Ended
                                   September 30        September 30
                                 2000    1999         2000     1999
                                      (Millions of Dollars)

Interest on long-term debt:
  Regulated operations         $31.4    $29.8       $109.8   $ 91.1
  Unregulated generation        14.6      7.1         25.5     23.0
  Elimination                   (4.2)       -        (10.5)     -
    Total interest on
      long-term debt            41.8     36.9        124.8    114.1
Other interest:
  Regulated operations          12.0      6.8         36.9     15.5
  Unregulated generation         4.9      1.3          6.6      2.7
  Other                           -         -           .3        -
  Elimination                   (1.3)       -         (3.0)       -
    Total other interest        15.6      8.1         40.8     18.2
      Total interest expense   $57.4    $45.0       $165.6   $132.3


     The increases in total interest on long-term debt in the third quarter and nine months ended September 30, 2000 of $4.9 million and $10.7 million, respectively, resulted from increased average long-term debt outstanding.

     The elimination between regulated operations and unregulated generation on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and also by West Penn and Potomac Edison. The service obligation for the pollution control debt was assumed by Allegheny Energy Supply in conjunction with the transfer of West Penn and Potomac Edison's generating assets. West Penn and Potomac Edison continue to be co-obligors with respect to the pollution control debt.

     Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $7.5 million and $22.6 million for the third quarter and first nine months ended September 30, 2000, respectively, resulted primarily from the increase in short-term debt outstanding in conjunction with the repurchase of the Company's common stock that began late in the first quarter of 1999.

     The elimination between regulated operations, unregulated generation, and other is to remove the effect of affiliated interest expense.

     Dividends on the preferred stock of the subsidiaries decreased due to the redemption by Potomac Edison and West Penn of their cumulative preferred stock on September 30, 1999, and July 15, 1999, respectively.

Extraordinary Charge

     The extraordinary charge in the nine months ended September 30, 2000 of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 4 to the consolidated financial statements for additional information.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions, and regulations and uncertainties related to environmental matters.

Financing

     In the first nine months of 2000 Potomac Edison redeemed $75 million of 5 7/8% series first mortgage bonds, Monongahela Power redeemed $65 million of 5 5/8% series first mortgage bonds, and West Penn Power redeemed $33.2 million of class A-1 6.32% transition bonds.

     On June 1, 2000, Potomac Edison issued $80 million London Interbank Offer Rate (LIBOR) floating rate private placement notes assumable by Allegheny Energy Supply upon its acquisition of Potomac Edison's Maryland electric generating assets. On August 1, 2000, after the Potomac Edison generating assets were transferred to Allegheny Energy Supply, the notes were remarketed as Allegheny Energy Supply floating rate notes with the same maturity date. No additional proceeds were received.

     On August 18, 2000, Monongahela Power borrowed $61.0 million from a $100.0 million revolving credit facility. The facility is priced off the LIBOR three-month floating rate. Monongahela Power will borrow the remaining amount of the facility, on an as needed basis, prior to the Monongahela Power generating asset transfer to Allegheny Energy Supply. The facility will then be transferred to Allegheny Energy Supply concurrent with the asset transfer.

     On August 18, 2000, the Company issued $165.0 million aggregate principal amount of its 7.75% notes due 2005. The Company contributed $162.5 million of the proceeds from its financing to Monongahela Power Company. Monongahela Power used the proceeds from the Company, and the $61.0 million borrowed under the revolving credit facility (as discussed above), in connection with the purchase of Mountaineer Gas.

     As part of the purchase of Mountaineer Gas on August 18, 2000, Monongahela Power assumed $100 million of existing Mountaineer Gas Company debt.

     The Company also issued unsecured notes in an aggregate principal amount of $135.0 million bearing an interest rate of 7.75% due 2005 on November 7, 2000. These notes were a further issuance of, and form a single series with, the $165.0 million aggregate principal amount of the Company's 7.75% notes issued on August 18, 2000, as discussed above.

     On July 15, 1999, West Penn called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million. Potomac Edison called all outstanding shares of its cumulative preferred stock with a par value $16.4 million plus redemption premiums of $.5 million on September 30, 1999.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $2.1 million for the three months ended December 31, 2000, based on projected short-term borrowings.

Unregulated Construction Expenditures and Investments

     The increase in unregulated generation construction expenditures and investments of $72.5 million in the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is primarily due to expenditures related to the generation expansion program of Allegheny Energy Supply.

Environmental Issues

     As previously reported, the Environmental Protection Agency's
(EPA) nitrogen oxides (NOx) State Implementation Plan (SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. On June 23, 2000, the Court denied the request for the appeal. The Court also granted the EPA's request to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the States must file their compliance plans to implement, the NOx SIP call regulation. The new SIP submittal deadline was October 28, 2000 and the compliance due date will remain May 1, 2003. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with an estimated total capital cost of $347.9 million. Of that amount, approximately $8.5 million was spent in 1999.

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

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Service Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, Allegheny Energy has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition, to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     The Company is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and West Penn) serve. Pennsylvania and Maryland have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice.

Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. Initial momentum on the issue was not sufficient to achieve passage of restructuring legislation this year. A new congress and administration are expected to take up the issue early next year.

     On December 15, 1999, the FERC issued Order 2000, which requires all electric utilities not currently in an ISO to file a plan on how they would participate in a RTO. RTOs are intended to oversee and control the power grid in a more competitive marketplace. Allegheny Power and other transmission-owning entities were required to file with the FERC their plans for joining an RTO by October 16, 2000. On October 5, 2000, Allegheny Power and PJM announced that they had signed a Memorandum of Agreement to develop a new affiliation. The alliance was outlined in a filing submitted on October 16 to the FERC in order to meet the requirements of FERC's Order 2000. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework. (See additional discussion on page 21.)

Maryland Activities

     On June 7, 2000, the Maryland PSC approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made on August 1, 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

*  restricts sharing of employees between utilities and affiliates,

* announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unquantified benefits", and

* requires asymmetric pricing for asset transfers between utilities and their affiliates. Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be at lesser of book costs or market.

  Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. The Circuit Court has granted a partial stay of the Maryland PSC's Code of Conduct/Affiliated Transactions Order. The Judge granted a stay on the issues of employee sharing, royalties for the use of the name and logo and for certain intangibles, and on the requirement to use a disclaimer on advertising for non-core services.

Ohio Activities

      The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC.

    Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30 day review period. The restructuring plan allows the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001. See highlights of the agreement on page 18 under Ohio Transition Plan.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained over 98% of its Pennsylvania customers as of September 30, 2000.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring
Act) became law on March 25, 1999. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

     The Restructuring Act was amended during the 2000 General
Assembly legislative session to direct the Virginia SCC to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfers of Potomac
Edison's generating assets and the provision of the Phase I application. See Virginia Functional Separation Plan on page 17 for more information.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

     In March 1998, the West Virginia Legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes. The W.Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

     The W.Va. PSC approved the Company's request to transfer Potomac Edison's generating assets to Allegheny Energy Supply on or after July 1, 2000 and established a process for obtaining approval of transfer of the Monongahela Power assets on or before the starting date for customer choice. In accordance with the restructuring agreement Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.
The W.Va. PSC is expected to rule on Potomac Edison and Monongahela Power's July 12, 2000 unbundled tariffs filing before year-end.

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

     On October 5, 2000, the Ohio PUC approved a deregulation plan for Monongahela Power. As a result, the Company will discontinue applying SFAS No. 71 to the Ohio portion of Monongahela Power's operations in the fourth quarter of 2000. The Company estimates that an extraordinary charge of $4.9 million after taxes ($8.1 million pre-tax) will be recorded.

     The Virginia legislation established a definitive process for transition to deregulation and market-based pricing for electric generation. However, the deregulation plan in Virginia will not be known until certain regulatory proceedings occur with filings scheduled for the fourth quarter of 2000. The Company estimates that a charge to earnings for Virginia deregulation would be $1.6 million after taxes ($2.6 million before taxes).

Energy Risk Management

     The Company is exposed to a variety of commodity driven risks associated with the wholesale and retail marketing of electricity, including the generation, procurement, and marketing of power. The Company is mandated, by the Board of Directors of Allegheny Energy, Inc., to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

     The Company's wholesale and retail activities principally consist of marketing, and buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future. These contracts require physical delivery of electricity.

     The Company also uses option contracts to buy and sell electricity at fixed prices in the future. The option contracts to purchase electricity in the future are primarily entered into for risk management purposes. The risk management activities focus on management of volume risks (supply) and operational risks (plant outages). The Company's principal intent and business objective for the use of its capital assets and contracts is the same - provide it with physical power supply to enable it to deliver electricity to meet customer needs.

     The Company has entered into long-term contractual obligations for sales of electricity to other load-serving entities including affiliated electric utilities, municipalities, and retail load aggregators.

     The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. An independent risk management function is responsible for insuring compliance with the Policy. Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generation assets to back positions on physical transactions. A value at risk model is used to measure the market exposure resulting from the wholesale and retail activities. Value at risk is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time.

     Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty's financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements which facilitate netting of cash flows associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of Allegheny Energy's Energy Risk Control Policy.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company will implement the requirements of these accounting standards.

     These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company has organized a cross-functional project team for implementing SFAS No. 133. The team has substantially completed the Company's inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. The team is in the process of estimating the fair value of the derivatives, designating certain derivatives as hedges and assessing the effectiveness of those derivatives as hedges. Although an assessment of all the effects of SFAS No. 133 has not been completed, it is expected to increase the volatility in reported earnings and other comprehensive income.

     The Company has certain forward and option contracts for the future purchase or sale of electricity that meet the derivative criteria in SFAS No. 133. The Company also has entered into option contracts for emission allowances that qualify as derivatives. The Company will record an asset or liability on its balance sheet based on the fair value of the contracts at the adoption date. The fair values of these contracts will fluctuate over time due to changes in the underlying commodity prices which are influenced by various market factors, including weather and availability of regional electric generation and transmission capacity. The Company intends to designate a portion of the electricity contracts as cash flow hedges of the exposure to variability in expected future cash flows relating to a forecasted transaction. The effective portion of the change in fair value of these contracts will be recorded in other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of these contracts, as well as the change in fair value of all other derivatives, will be recognized in earnings in the period of change.

     The Company has identified a significant contract that will require mark-to-market accounting under the Statement. The terms of this three year contract entered into on January 1, 1999, provides a counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. Based on the September 30, 2000 forward prices for electricity, the Company estimates that the fair value of this contract will represent a liability of approximately $33 million ($21 million, net of tax) on January 1, 2001. However, the fair value of this contract will fluctuate with changes in the underlying commodity prices which are influenced by various market factors, including weather and availability of regional electric generation and transmission capacity. But the liability will reduce to zero at December 31, 2001, with the expiration of the contract. In accordance with SFAS No. 133, the Company expects to record a charge against earnings net of the related tax effect for this contract as a change in accounting principle as of January 1, 2001.

                       ALLEGHENY ENERGY, INC.

              Part II - Other Information to Form 10-Q
                for Quarter Ended September 30, 2000


ITEM 5.  OTHER

     On November 14, 2000 Allegheny Energy Supply Company, LLC, the Company's unregulated generation subsidiary, and Enron Corp. signed a definitive agreement under which Allegheny Energy Supply will purchase 1,710 megawatts (MW) of merchant generating capacity at three natural gas-fired generating facilities for $1.028 billion in cash. The purchase includes the following Enron generating assets, which have been in service since June 2000: the Gleason plant (546
MW) in Gleason, Tenn.; the Wheatlant plant (508 MW) in Wheatland, Ind.; and the Lincoln Energy Center plant (656 MW) in Manhattan, Ill. The purchase will be financed through a combination of debt and equity. The completion of the transaction is conditioned upon, among other things, the approvals of the Federal Energy Regulatory Commission, the Securities and Exchange Commission, and the Department of Justice and Federal Trade Commission. The companies anticipate that regulatory procedures can be completed by the second quarter of 2001.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibits:

        (27) Financial Data Schedule

        (10) Material Contracts

(b)  Form 8-K Reporting Date - August 15, 2000.

          Items reported:  Other Events

            Item 5 - The Company agreed to sell $165.0 million aggregate principal amount of its 7.75% Notes due 2005.

               Exhibit 1.1 - Underwriting Agreement dated as of
               August 15, 2000.

               Exhibit 1.2 - Pricing Agreement dated as of August 15,
               2000.

               Exhibit 4.1 - Indenture dated as of August 15, 2000.

               Exhibit 4.2 - Form of 7.75% notes due August 1, 2005.

        Form 8-K Reporting Date - August 18, 2000.

          Items reported: Other Events

            Item 5 - Monongahela Power Company completed its acquisition of Mountaineer Gas Company for approximately $323 million.

               Exhibit 2.1 - Stock Purchase Agreement dated as of
               December 20, 1999.

               Exhibit 99.1 - Press release issued August 24, 2000 relating to purchase.












                              Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ALLEGHENY ENERGY, INC.


                                        /s/    T. J. Kloc        .
                                        T. J. Kloc, Vice President
                                               and Controller
                                        (Chief Accounting Officer)

November 14, 2000

Exhibit Index


Exhibit					Description

Ex. 10	      Purchase and Sale Agreement by and between Enron North
America Corp. and Allegheny Energy Supply Company, L.L.C.
(Dated November 13, 2000)