Form 10-K405
period 2000-12-31
ALLEGHENY ENERGY INC
filed 2001-03-30
CIK 3673

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification Number
1-267	ALLEGHENY ENERGY, INC. (A Maryland Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5531602

1-5164	MONONGAHELA POWER COMPANY (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392

1-3376-2	THE POTOMAC EDISON COMPANY (A Maryland and Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5323955

1-255-2	WEST PENN POWER COMPANY (A Pennsylvania Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5480882

0-14688	ALLEGHENY GENERATING COMPANY (A Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-3079675

ALLEGHENY GENERATING COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

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

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Name of which exchange on which registered
Allegheny Energy, Inc.	Common Stock, $1.25 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange Amsterdam Stock Exchange

Monongahela Power Company	Cumulative Preferred Stock, $100 par value; 4.40% 4.50%, Series C	American Stock Exchange American Stock Exchange

	8% Quarterly Income Debt Securities, Junior Subordinated Deferrable Interest Debentures, Series A	New York Stock Exchange

The Potomac Edison Company	8% Quarterly Income Debt Securities, Junior Subordinated Deferrable Interest Debentures, Series A	New York Stock Exchange

West Penn Power Company	8% Quarterly Income Debt Securities, Junior Subordinated Deferrable Interest Debentures, Series A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating Company	Common Stock $1.00 par value	None

	Aggregate market value of voting stock (common stock) held by nonaffiliates of the registrants at March 1, 2001	Number of shares of common stock of the registrants outstanding at March 1, 2001

Allegheny Energy, Inc.	$5,228,055,247	110,436,317 ($1.25 par value)

Monongahela Power Company	None. (a)	5,891,000 ($50 par value)

The Potomac Edison Company	None. (a)	22,385,000 ($.01 par value)

West Penn Power Company	None. (a)	24,361,586

Allegheny Generating Company	None. (b)	1,000 ($1.00 par value)
(a) All such common stock is held by Allegheny Energy, Inc., the parent company. (b) All such common stock is held by its parents, Monongahela Power Company and Allegheny Energy Supply Company, LLC.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY ALLEGHENY ENERGY, INC., MONONGAHELA POWER COMPANY, THE POTOMAC EDISON COMPANY, WEST PENN POWER COMPANY, AND ALLEGHENY GENERATING COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

PART I
ITEM 1. BUSINESS

     Allegheny Energy, Inc. (AE), incorporated in Maryland in 1925, is a diversified utility holding company, which owns, directly and indirectly, various regulated and non-regulated subsidiaries (collectively and generically, Allegheny). For the fiscal year ended December 31, 2000, AE had total revenues of $4,012 million, earnings before interest, income taxes, depreciation and amortization of $969 million, and operating income of $536 million.

    AE conducts its business through its direct and indirect wholly-owned subsidiaries. Monongahela Power Company (Monongahela), The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn) are electric distribution (or delivery) companies (the Distribution Companies). Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) is an unregulated electric supply company that is expanding its electric generation fleet. Allegheny Ventures, Inc. (Allegheny Ventures) is an unregulated company that develops and operates telecommunications and energy-related businesses through its subsidiaries. Allegheny Generating Company (AGC) is an indirect subsidiary whose only asset is an undivided interest in a pumped-storage hydro-electric station. AE also owns exempt wholesale generation (EWG) subsidiaries. The properties of Allegheny Energy Supply are located in Maryland, Pennsylvania and West Virginia. The properties of the Distribution Companies and AGC are located in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia; are interconnected; and are located along transmission facilities owned in whole or part by the Distribution Companies, which are interconnected with all neighboring utility systems. The Distribution Companies are doing business under the trade name Allegheny Power.

     Monongahela, incorporated in Ohio in 1924, operates its electric distribution system in northern West Virginia and an adjacent portion of Ohio. It owns generating capacity in West Virginia and Pennsylvania. In all jurisdictions, Monongahela is doing business under the trade name Allegheny Power. Including the assets of West Virginia Power, which was acquired by Monongahela in 1999, Monongahela serves about 358,000 electric customers and 24,000 natural gas customers in a service area of about 13,000 square miles with a population of about 815,000. The seven largest communities served have populations ranging from 10,900 to 33,900. This service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources. Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass. There are two municipal electric distribution systems and two rural electric cooperative associations in its electric service territory. Except for one of the cooperatives, in 2000 they purchased all of their power from Monongahela.

     In August 2000, Monongahela acquired all of the outstanding stock of Mountaineer Gas Company (Mountaineer), a natural gas distribution company incorporated in West Virginia. Mountaineer serves approximately 205,000 retail natural gas customers in West Virginia. Mountaineer owns approximately 4,000 miles of natural gas distribution pipelines. During 2000, Mountaineer sold or transported 57 billion cubic feet (Bcf) of gas. The Mountaineer acquisition also included the acquisition of Mountaineer's unregulated subsidiary, Mountaineer Gas Services (MGS). MGS operates natural gas producing properties, gas gathering facilities, and intra-state transmission pipelines and is engaged in the sale and marketing of natural gas in the Appalachian basin. MGS owns more than 375 natural gas wells and has a net revenue interest in about 100 wells of which it is not the operator.

     Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates its electric distribution system in portions of Maryland, Virginia, and West Virginia. In all jurisdictions, Potomac Edison is doing business under the trade name Allegheny Power. Potomac Edison serves about 402,000 electric customers in a service area of about 7,300 square miles with a population of about 782,000. In August 2000, Potomac Edison transferred its generation assets and its interest in AGC to Allegheny Energy Supply pursuant to state legislation and regulatory proceedings. See the discussion of the transfer below under Allegheny Energy Supply, and in ITEM 1. RATE MATTERS. The six largest communities served have populations ranging from 11,900 to 40,100. Potomac Edison's service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel. There are four municipal electric distribution systems in its service area, all of which purchased power from Potomac Edison in 2000, and six rural electric cooperatives, one of which purchased power from Potomac Edison in 2000.

     West Penn, incorporated in Pennsylvania in 1916, operates its electric distribution system in southwestern and north and south-central Pennsylvania. West Penn is doing business under the trade name Allegheny Power. West Penn serves about 681,000 electric customers in a service area of about 9,900 square miles with a population of about 1,399,000. In November 1999, West Penn transferred its generation assets and its interest in AGC to Allegheny Energy Supply pursuant to state legislation and regulatory proceedings. The 10 largest communities served by West Penn have populations ranging from 11,200 to 38,900. West Penn's service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass.

     Allegheny Energy Supply, incorporated in Delaware in 1999, owns and operates and has contract access to generating capacity in Maryland, Pennsylvania and West Virginia. Allegheny Energy Supply also owns an undivided interest in AGC. On August 1, 2000, Potomac Edison transferred approximately 2,100 MW of its Maryland, Pennsylvania and West Virginia generation assets to Allegheny Energy Supply, as well as its ownership interest in AGC. Certain of Potomac Edison's small hydroelectric facilities located in Virginia will be transferred to a subsidiary of AE Supply in 2001. The transfer of Potomac Edison's generation assets reflects the initiation of a customer choice program in Maryland and a pending customer choice program in Virginia. Assets were leased back to Potomac Edison in amounts sufficient to satisfy customers in West Virginia not yet able to shop for alternative suppliers. The lease will remain in place until customers have an opportunity to choose. AYP Energy, Inc., a wholly-owned subsidiary of Allegheny Ventures, transferred its unregulated generation asset to Allegheny Energy Supply in 1999. In November 1999, West Penn also transferred its generating assets to Allegheny Energy Supply, including its ownership interest in AGC. Until January 2, 2000, West Penn continued to supply electricity to one-third of its retail load that was not able to choose its generating supplier. Allegheny Energy Supply leased back to West Penn an amount of generating assets sufficient for West Penn to satisfy that load. Allegheny Energy Supply sells retail electric energy throughout Pennsylvania and Maryland (excluding by temporary regulatory proscription those customers with locations wholly inside West Penn's and Potomac Edison's service area) and in other states throughout the region that have customer choice, and wholesale electric energy anywhere.

     AGC, organized in 1981 under the laws of Virginia, is jointly owned as follows: Monongahela, 27% and Allegheny Energy Supply, 73%. AGC has no employees, and its only asset is a 40% undivided interest in the Bath County (Virginia) pumped-storage hydroelectric station, which was placed in commercial operation in December 1985, and its connecting transmission facilities. AGC's 840-megawatt (MW) share of capacity of the station is sold to its two parents. The remaining 60% interest in the Bath County Station is owned by Virginia Electric and Power Company (Virginia Power).

    Allegheny Ventures, incorporated in Delaware in 1994, is a wholly-owned non-regulated subsidiary of AE. Allegheny Ventures has three wholly-owned subsidiaries--AYP Energy, Inc. (AYP Energy), Allegheny Communications Connect, Inc. (ACC), and Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions), all Delaware corporations. Allegheny Ventures recently filed with the Securities and Exchange Commission (SEC) to purchase Leasing Technologies International, Inc., a privately held leasing and financing company which provides financial services to entities engaged in telecommunications, software, internet, and other technologies. On February 13, 2001, Allegheny Ventures acquired a 10% equity interest in Utility Associates, Inc., a software development company that creates integrated mobile computing solutions for the utility industry. Allegheny Ventures is also part owner of APS Cogenex, a limited liability company formed with EUA Cogenex. APS Cogenex ceased its marketing activities in 1996 and is concluding existing projects. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Significant Events in 2000, 1999, and 1998 for a further description of Allegheny Ventures and its subsidiaries' activities.)

     Allegheny Energy Service Corporation (AESC), a wholly-owned subsidiary of AE, was incorporated in Maryland in 1963. AE, Allegheny Energy Supply, the Distribution Companies, AGC, Allegheny Ventures and their subsidiaries have no employees. Their officers and non-officers are employed by AESC. AESC's employees provide all necessary services to AE, Allegheny Energy

Supply, the Distribution Companies, AGC, Allegheny Ventures and their subsidiaries. Those companies reimburse AESC for services provided by AESC's employees. On December 31, 2000, AESC had approximately 5,600 employees.

Factors That May Affect Future Results

     In addition to the historical information contained herein, this report contains a number of "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Distribution Companies, capital expenditures, earnings on assets, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which Allegheny operates, including regulatory proceedings affecting rates charged by AE's subsidiaries; environmental, legislative, and regulatory changes; future economic conditions; earnings retention and dividend payout policies; Allegheny's ability to compete in unregulated energy markets; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations. In addition, factors include significant volatility in the California energy market with respect to electricity and natural gas prices.

Electric Energy Competition

     The electricity supply segment of the electric utility industry in the United States continues to become more competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over utilities' transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive. In addition, more states have taken active steps toward allowing retail customers the right to choose their electricity supplier. Allegheny has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

     In the absence of federal legislation, state-by-state implementation continues. All of the states the Distribution Companies serve are at various stages of implementation of programs allowing customers to choose their electric generation service supplier. Pennsylvania and Maryland are the furthest along with competitive retail programs fully in place. Ohio began offering retail choice to its residents on January 1, 2001. Virginia passed legislation in 1999 to implement some level of retail choice by 2002. In March 2000, the West Virginia Legislature approved a plan to implement customer choice, with implementation delayed pending future legislative authorization of implementation and enactment of certain tax and other changes. Those changes will be studied by the West Virginia legislature in 2001. The future of competitive choice in West Virginia is therefore uncertain.

Activities at the Federal Level

     Allegheny continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA) regarding mandatory power purchase provisions, are repealed or significantly revised. Allegheny continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power. In the 106th Congress, a number of electric utility restructuring bills were considered, many of which addressed PUHCA repeal and PURPA reform, among other issues. A stand-alone reliability bill was not taken up in the House after passage in the Senate. A comprehensive restructuring bill died in the House Commerce Committee upon adjournment late in 2000. It is uncertain whether legislation addressing electric utility restructuring will be forthcoming in the 107th Congress.

Activities at the State Level

Maryland

On April 8, 1999, Maryland Governor Glendening signed legislation that brought competition to Maryland's electric supply market.

     On December 23, 1999, the Maryland Public Service Commission (Maryland PSC) issued an Order approving a consensus settlement agreement in Potomac Edison's Maryland restructuring case. On March 15, 2000 the Maryland PSC issued a Supplemental Order elaborating on the basis for approval of the settlement agreement. The settlement agreement, which provided that all of Potomac Edison's retail customers would have generation supply choice effective July 1, 2000, included a decision that dollar for dollar recovery of the AES Warrior Run purchased power costs was due Potomac Edison and that generation assets could be transferred to an affiliate at book value. Potomac Edison transferred its Maryland generation assets at book value to Allegheny Energy Supply on August 1, 2000. The transmission and distribution assets remain with Potomac Edison and under regulated ratemaking. Potomac Edison has responsibility as the electricity provider of last resort (for those customers of Potomac Edison who choose not to select an alternate supplier or whose alternate supplier does not deliver). Pursuant to contracts, Allegheny Energy Supply supplies Potomac Edison with power during the Maryland transition period. Under these contracts, Allegheny Energy Supply provides Potomac Edison with the amount of electricity, up to its retail load, that it may demand. These contracts (and those that Allegheny

Energy Supply has with West Penn) represent a significant portion of the normal operating capacity of Allegheny Energy Supply's generating assets that were previously owned by West Penn and Potomac Edison.

     Allegheny Energy Supply will market the deregulated generation to the retail and wholesale markets, with the restriction that it may not market to retail customers within Potomac Edison's Maryland territory for various time frames, some of which terminate at the end of 2003. On April 5, 2000, the Maryland PSC granted Allegheny Energy Supply a license to operate as a provider of electric generation supply and services in Maryland.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order: restricts sharing of employees between utilities and affiliates; announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unquantified benefits"; and requires asymmetric pricing for asset transfers between utilities and their affiliates. Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book cost or market. This order did not apply to the transfer of Potomac Edison's generation assets to Allegheny Energy Supply. Asymetric pricing also does not apply to the generation supply contract between Potomac Edison and Allegheny Energy Supply.

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the restrictive order. In November 2000, the Circuit Court granted a partial stay of the Maryland PSC's code of conduct/affiliated transactions order on the issues of employee sharing, royalties for the use of the name and logo and for certain intangibles, and on the requirement to use a disclaimer on advertising for non-core services. The trial in this case was held on January 25, 2001. The petitioners are awaiting the Judge's order.

Ohio

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers became able to choose their electricity supplier on January 1, 2001, starting a five-year transition to market rates. Two utilities, including Monongahela, have a shorter transition period for larger customers. Ohio's residential customers were guaranteed a 5% reduction in the generation portion of rates by the legislation. The determination of stranded cost recovery was left to the Ohio Public Utilities Commission (Ohio PUC).

     Monongahela reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000. The restructuring plan allows Monongahela to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

Monongahela has responsibility as the electricity provider of last resort (for those customers of Monongahela who choose not to select an alternate supplier or whose alternate supplier does not deliver). Pursuant to contracts, Allegheny Energy Supply will supply Monongahela with power during the Ohio transition period. Under this contract, Allegheny Energy Supply will provide Monongahela with the amount of electricity, up to its retail load, that it may demand. This contract (and those that Allegheny Energy Supply has with Potomac Edison and West Penn) represent a significant portion of the normal operating capacity of Allegheny Energy Supply's generating assets that were previously owned by West Penn and Potomac Edison. The Ohio assets have not yet been transferred; however, Monongahela expects to transfer these assets in April, 2001.

On November 7, 2000, the Ohio PUC granted Allegheny Energy Supply a certificate as a Competitive Retail Electric Service Provider in Ohio.

Pennsylvania

     The Customer Choice Act in Pennsylvania provides for customer choice of electric supplier and deregulation of generation in a competitive electric supply market. As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. Over 100 electric suppliers have been licensed to sell to retail customers in Pennsylvania. Pursuant to the Customer Choice Act, in November 1999, West Penn transferred its generation assets to Allegheny Energy Supply. The transmission and distribution assets remain with West Penn and under regulated ratemaking.

     West Penn has responsibility as the electricity provider of last resort (for those customers of West Penn who choose not to select an alternate supplier or whose alternate supplier does not deliver). Pursuant to contracts, Allegheny Energy Supply supplies West Penn with power during the Pennsylvania transition period. Under this contract, Allegheny Energy Supply provides West Penn with the amount of electricity, up to its retail load, that it may demand. These contracts (and those that Allegheny Energy Supply has with Potomac Edison) represent a significant portion of the normal operating capacity of Allegheny Energy Supply's generating assets that were previously owned by West Penn and Potomac Edison.

Virginia

     The Virginia Electric Utility Restructuring Act (the Act) was enacted in March 1999, and provides for a transition to customer choice of electric suppliers for Virginia customers beginning January 1, 2002. All Virginia customers will have choice by January 1, 2004. The Act provides for rate caps from January 1, 2001 to July 1, 2007, with recovery of stranded costs and transition costs during the rate cap period through capped rates and a wires charge mechanism. Supply of electric energy is deregulated effective January 1, 2002, except as otherwise provided in the Act. The Act requires functional separation of generation, retail transmission, and distribution by January 1, 2002. The Act also requires the joining or establishment of a regional transmission entity by January 1, 2002 to which management and control of the transmission system shall be transferred.

     On July 11, 2000 the Virginia State Corporation Commission (Virginia SCC) issued an Order approving Potomac Edison's Phase I separation plan and permitting the transfer of Potomac Edison's generation assets to Allegheny Energy Supply. Potomac Edison transferred its generation assets to Allegheny Energy Supply on August 1, 2000. Potomac Edison will transfer four small Virginia hydroelectric facilities to a subsidiary of Allegheny Energy Supply in 2001. Consistent with Virginia SCC regulations, Potomac Edison filed Phase II of its functional separation plan on December 19, 2000.

     The Virginia SCC adopted regulations governing the transfer of ownership or control of transmission facilities to a Regional Transmission Organization. On October 16, 2000, Potomac Edison filed with the Virginia SCC a copy of the October 16 FERC Order 2000 RTO Compliance Filing regarding the PJM West proposal, which would become operational as required by FERC Order 2000 (currently December 15, 2001). See ITEM 1. REGULATORY FRAMEWORK AFFECTING ELECTRIC POWER SALES for more information regarding PJM West.

     On September 22, 2000, the Virginia SCC granted a competitive service provider license to Allegheny Energy Supply. The license permits Allegheny Energy Supply to provide competitive electric supply service to all classes of retail customers in conjunction with the ongoing retail access pilot programs of Dominion Virginia Power and American Electric Power-Va.

West Virginia

     In March 1998, the West Virginia Legislature passed legislation that directed the West Virginia Public Service Commission (West Virginia PSC) to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the West Virginia PSC submitted a restructuring plan to the legislature for approval. The plan would have opened full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the West Virginia PSC's plan, but assigned the tax issues surrounding the plan to Committees. The Committees were asked to recommend the necessary tax changes and return to the Legislature in 2001 for approval of those changes and authority to implement the plan. The commencement of competition is contingent upon the legislature approving and implementing the necessary tax changes. The West Virginia PSC is currently in the process of developing the rules under which competition will occur. Allegheny considers it is highly unlikely that the West Virginia legislature will pass, during its 2001 session, the necessary tax law changes related to the deregulation of the wholesale power market in West Virginia. If legislative action is not taken, Monongahela will explore other ways to effect the transfer of its generating assets to Allegheny Energy Supply. Monongahela has filed a petition seeking the West Virginia PSC's approval of its transfer of generating assets to Allegheny Energy Supply. However, the West Virginia PSC has not yet acted on this petition, and Monongahela cannot be sure whether it will be permitted to transfer its generation assets, or when permission might be granted. If the transfer is permitted, Monongahela cannot predict the conditions that may be imposed on Allegheny Energy Supply in connection with the transfer, such as provider-of-last-resort contract obligations, transfer costs or transition periods that may make the transfer uneconomical.

     On June 23, 2000 the West Virginia PSC approved Potomac Edison's request to transfer Potomac Edison's generating assets to Allegheny Energy Supply on or after July 1, 2000. On August 1, 2000, Potomac Edison transferred its West Virginia assets to Allegheny Energy Supply. Assets are being leased back to Potomac Edison in amounts sufficient to satisfy customers not yet able to shop for alternate suppliers in West Virginia. In accordance with the restructuring agreement, Potomac Edison and Monongahela implemented a commercial and industrial rate reduction program on July 1, 2000. A stipulated agreement reached on September 14, 2000 on the unbundled tariffs filed by Monongahela and Potomac Edison is awaiting a final order from the West Virginia PSC.

     The West Virginia PSC has convened a Gas Codes of Conduct Working Group to establish safeguards with respect to the transactions and interactions between gas utilities, their affiliates and competitive gas suppliers; to avoid potential market-power abuses; to eliminate cross-subsidization between regulated and unregulated activities; and to promote effective competition in the natural gas market within West Virginia.

Allegheny's Competitive Actions

Over the past several years the Allegheny companies have taken action to deal with deregulation and better position themselves to participate in the new competitive generation supply markets.

Allegheny Energy Supply

     Allegheny Energy Supply was formed in 1999 to consolidate AE's deregulated generating assets into a single company that is not subject to state regulation of sales prices. As of December 31, 2000, Allegheny Energy Supply owned 6,273 MW of generating assets.

     Allegheny Energy Supply is an unregulated energy company that markets competitive wholesale and retail electricity. Allegheny Energy Supply intends to become a national energy merchant company with an additional 4,131 MW of announced additions of generating capacity either through acquisitions or construction of facilities in Arizona, Illinois, Indiana, Tennessee, and Pennsylvania.

     Pursuant to contracts, Allegheny Energy Supply supplies West Penn and Potomac Edison with power during the Pennsylvania and Maryland transition periods. Under these contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts represent a significant portion of the normal operating capacity of Allegheny Energy Supply's generating assets that were previously owned by West Penn and Potomac Edison. Allegheny Energy Supply will enter into similar contracts with Monongahela.

     In January 2001, Allegheny Energy Supply announced the signing of a definitive agreement to acquire Energy Trading Business, Merrill Lynch's energy commodity marketing and trading unit. The acquisition was completed on March 16, 2001. Allegheny Energy Supply paid Merrill Lynch $490 million and agreed to pay two percent equity interest in Allegheny Energy Supply. Under the agreement, Merrill Lynch will refrain from competing with Allegheny Energy Supply for thirty months.

     The Energy Trading Business is intended to help Allegheny Energy Supply become a major merchant in the national energy marketplace by combining its structured transactions, trading skills and market presence with Allegheny Energy Supply's low-cost generating fleet. The acquisition also includes support infrastructure necessary to conduct business immediately upon completion of the transaction. In addition, the purchase is expected to facilitate Allegheny Energy Supply's risk management efforts. (See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.)

     The acquisition of Energy Trading Business also includes long-term contractual rights for 1,000 MW of natural gas-fired generating capacity in Southern California for a seventeen-year period. In addition, the acquisition includes various contracts (hedges) for the sale of portions of this power and for the purchase of natural gas for the generating units.

     On March 21, 2001, Allegheny Energy Supply entered into a $4.5 billion power sales agreement with the California Department of Water Resources (CDWR) to sell power to the CDWR for a ten-year period. The contract sales volumes increase from 150 MW to 1,000 MW over the life of the contract.

     Starting in 2000, the energy market in California has been very volatile with respect to electricity and natural gas prices. Allegheny Energy Supply seeks to mitigate risks associated with the California market volatility by hedging its long or short positions, e.g. the CDWR contract discussed above. (See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK for a discussion of Allegheny's corporate energy risk control policy.)

     In January 2001, AE announced that Allegheny Energy Supply plans to construct a 630-MW natural gas-fired merchant generating facility in St. Joseph County, Indiana, approximately 10 miles west of South Bend. Construction on the facility will begin in 2002 and will be completed in two stages. Two 44-MW simple-cycle combustion turbines will be constructed first in 2003, followed by the addition of 542 MW of combined-cycle capacity in 2005. When completed, the facility will allow Allegheny Energy Supply to sell additional generation into the East Central Area Reliability Region (ECAR), as well as give Allegheny Energy Supply greater access to other mid-west markets.

     AE and PPL Global, Inc., a subsidiary of PPL Corporation, executed an asset purchase and sale agreement in May 2000 for the purchase of Potomac Electric Power Company's (PEPCO) 9.72-percent share in the 1,711-MW Conemaugh generating station. In January 2001, each company acquired 83 MW at a cost of approximately $78 million. AE financed its share through the issuance of debt. AE anticipates the transfer of these generating assets to a subsidiary of Allegheny Energy Supply in 2001. The purchase will allow Allegheny Energy Supply to have a presence in the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) power market.

     In November 2000, AE announced the signing of a definitive agreement with Enron North America, a wholly-owned subsidiary of Enron Corporation, under which AE will purchase three natural gas-fired merchant generating facilities in the Midwest for approximately $1.0 billion. The purchase includes the following generating assets, all of which have been in service since June 2000: the Gleason plant (546 MW) in Gleason, Tennessee; the Wheatland plant (508 MW) in Wheatland, Indiana; and the Lincoln Energy Center plant (656 MW) in Manhattan, Illinois. AE anticipates the transfer of these generating assets to subsidiaries of Allegheny Energy Supply in 2001. These assets will provide Allegheny Energy Supply with additional natural gas-fired generating capacity within ECAR, the Mid-America Interconnected Network and the Southeastern Electric Reliability Council. The purchase is scheduled to close by May 31, 2001. AE anticipates the transfer of these generating assets to subsidiaries of Allegheny Energy Supply in 2001. These assets will provide Allegheny Energy Supply with additional natural gas-fired generating capacity within ECAR, the Mid-America Interconnected Network and the Southeastern Electric Reliability Council.

     In October 2000, AE announced that Allegheny Energy Supply plans to construct a 1,080-MW natural gas-fired merchant generating facility in La Paz County, Arizona, approximately 75 miles west of Phoenix. Construction is expected to begin on the combined-cycle facility in 2002. When completed in 2005, the facility will allow Allegheny Energy Supply to sell generation into Arizona and other states served by the Western System Power Pool, including all or parts of California, western Canada, Colorado, Montana, Nevada, New Mexico, Oregon, Utah, Washington, and Wyoming.

     In September 2000, AE announced that its subsidiary Allegheny Energy Supply Hunlock Creek, LLC, along with partner UGI Development, a subsidiary of UGI Corporation (UGI), will market electricity output from facilities at UGI's Hunlock Creek generating station near Wilkes-Barre, Pennsylvania. In addition to sharing 48 MW of existing coal-fired generation at Hunlock Creek, Allegheny Energy Supply Hunlock Creek, LLC installed a 44-MW natural gas-fired combustion turbine on property owned by UGI in the fourth quarter of 2000. UGI Development and Allegheny Energy Supply Hunlock Creek, LLC will jointly share in the combined output of the coal-fired and combustion turbine generating units. Allegheny Energy Supply Hunlock Creek, LLC, was responsible for construction of the Hunlock Creek combustion turbine, while UGI will operate the facilities. Allegheny Energy Supply Hunlock Creek, LLC is a subsidiary of AE, until approvals are obtained to transfer the subsidiary to Allegheny Energy Supply. Allegheny Energy Supply anticipates the transfer to be completed in 2001. The venture will give Allegheny Energy Supply access to 46 MW of generating capacity to sell into the PJM market.

     In January 2000, AE also announced that Allegheny Energy Supply will begin construction on a 540-MW combined-cycle generating plant at Springdale, Pennsylvania. The new facility will include two gas-fired combustion turbines and a steam turbine. The combined-cycle facility is expected to be operational and providing power for sale into competitive markets in 2003.

     In 1999, Allegheny Energy Unit No. 1 and Unit No. 2, LLC, a subsidiary of AE, completed construction of and placed into operation two 44-MW, simple-

cycle gas combustion turbines at Springdale, Pennsylvania. AE's goal is to transfer the subsidiary to Allegheny Energy Supply. Allegheny Energy Supply anticipates the transfer will be completed in 2001.

Also, Allegheny Energy Supply plans to install two 44-MW simple-cycle combustion turbines in Pennsylvania during 2001.

     AE has petitioned the Securities and Exchange Commission (SEC) for approval to transfer 217-MW of exempt wholesale generating (EWG) facilities owned by its subsidiaries to Allegheny Energy Supply. SEC approval is required for Allegheny Energy Supply to own EWG facilities. SEC approval of the transfer is expected in 2001.

Allegheny Ventures

     Allegheny Ventures (formerly known as AYP Capital, Inc.) was formed in 1994 to engage in unregulated activities. In 1996, Allegheny Ventures formed two nonutility subsidiaries: AYP Energy and ACC. In 1997, Allegheny Ventures formed Allegheny Energy Solutions.

Telecommunications

     In March 2000, ACC, along with five other energy and telecommunications companies, formed a new, super-regional player in the telecommunications market, AFN Communications, formerly America's Fiber Network. ACC received an interest in AFN Communications by contributing a portion of its fiber optic network to this new venture.

     AFN Communications has an initial fiber footprint of 7,700 route miles and 140,000 fiber miles spanning 13 states and Washington, D.C. AFN reaches about 35 percent of the national wholesale communications capacity market, linking small and rural communities to major metropolitan areas. It provides high-capacity telecommunications transport services to internet service providers, competitive local exchange providers, long-distance providers, and wireless communications companies. AFN Communications plans to expand its reach by adding new partners and their fiber assets and offering advanced network services. Other founding partners include AEP Fiber Venture, LLC, a subsidiary of American Electric Power; GPU Telcom Services, Inc., a subsidiary of GPU, Inc.; Fiber Venture Equity, Inc., a subsidiary of FirstEnergy Corporation; CFW Network, Inc.; and R&B Network, Inc.

     ACC continues to expand its own fiber optic network. In 1999, there were 600 route miles in the growing network. It was expanded to more than 1,300 route miles in 2000. With much growth potential in this market, ACC plans to build nearly 1,400 additional route miles in 2001. ACC also provides value-added services to customers of the network, including advanced around-the-clock network monitoring through its alliance with and 5 percent ownership interest in Genosys Technology Management, Inc., an emerging network operation center services provider.

     In April 2000, ACC signed an eight-year agreement with BroadbandNow to offer high-speed internet access and multimedia content to consumers in small and mid-sized markets in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. By providing these advanced data services in these underserved markets, ACC is helping to bridge the "digital divide."

     ACC also is part of a consortium, led by Adelphia Business Solutions, which was selected by the Commonwealth of Pennsylvania to build an advanced information technology infrastructure and to provide state government with state-of-the-art voice, video, internet, and data telecommunications services. As part of this project, ACC is conducting wireless internet pilot programs in three Pennsylvania markets.

     In September 2000, ACC purchased a 40 percent membership interest in Odyssey Communications, LLC, a Pennsylvania limited liability corporation that is in the business of constructing fiber optic cable.

     In 1997, ACC, formed a limited liability company, Allegheny Hyperion Telecommunications, L.L.C with Hyperion Communications of Pennsylvania, Inc. (now Adelphia Business Solutions). During 2000, Adelphia Business Solutions exchanged ACC's 50 percent ownership in Allegheny Hyperion Telecommunications, L.L.C. for 330,000 shares of Adelphia Business Solutions' Class A Common Stock.

Investments and Other Activities

     In 2000, Allegheny Energy Solutions announced the formation of a strategic alliance with Capstone Turbine Corporation (Capstone). Capstone manufactures commercial, ultra-low emission microturbine power systems. The alliance has positioned Allegheny Energy Solutions as a local and national solutions provider for distributed generation services. On December 7, 2000, Allegheny Energy Solutions added Siemens Solar Industries, L.P. to its portfolio of suppliers for distributed generation products. Through its agreement with Siemens Solar Industries, Allegheny Energy Solutions will provide its customers with a comprehensive offering of solar electric solutions.

   Allegheny Ventures recently filed with the SEC to purchase Leasing Technologies International, Inc., a privately held leasing and financing company which provides financial services to entities engaged in telecommunications, software, internet, and other technologies. On February 13, 2001, Allegheny Ventures acquired a 10% equity interest in Utility Associates, Inc., a software development company that creates integrated mobile computing solutions for the utility industry. Allegheny Ventures is also a founding member and owner of Enporion, Inc., a global procurement exchange for the energy industry. Enporion simplifies the buying process through supply chain improvement.

     During 2000, Allegheny Ventures did not make any new investments in funds that were established in 1995. Allegheny Ventures previously invested in EnviroTech Investment Fund I, L.P. (EnviroTech), a limited partnership formed to invest in emerging electrotechnologies that promote the efficient use of electricity and improve the environment. Allegheny Ventures committed to invest up to $5 million in EnviroTech over 10 years, beginning in 1995. Allegheny Ventures also participates in the Latin American Energy and

Electricity Fund I, L.P. (FONDELEC), a limited partnership formed to invest in and develop electric energy opportunities in Latin America. Allegheny Ventures committed to invest up to $5 million in FONDELEC over eight years, beginning in 1995. Through FONDELEC, Allegheny Ventures has invested in electric distribution companies in Peru, Brazil and Argentina. Both EnviroTech and FONDELEC may offer Allegheny Ventures opportunities to identify investments in which Allegheny Ventures may invest in excess of its capital commitment in each limited partnership.

Allegheny Ventures is also involved in marketing and developing the unused real estate holdings of the Distribution Companies.

Distribution Companies

     On August 18, 2000, Monongahela acquired Mountaineer, a natural gas distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Eastern Systems Corporation, a subsidiary of Energy Corporation of America. Mountaineer serves approximately 205,000 retail natural gas customers in West Virginia. Mountaineer owns approximately 4,000 miles of natural gas distribution pipelines. The acquisition also included the acquisition of Mountaineer's unregulated subsidiary, Mountaineer Gas Services (MGS).

     MGS operates natural gas producing properties, gas gathering facilities, and intra-state transmission pipelines and is engaged in the sale and marketing of natural gas in the Appalachian basin. MGS owns more than 375 natural gas wells located throughout West Virginia and surrounding production areas and has active leaseholds that cover more than 86,000 acres. MGS also has a net revenue interest in about 100 wells of which it is not the operator.

     In December 1999, Monongahela purchased from UtiliCorp United Inc. the assets of West Virginia Power, an electric and natural gas distribution company located in southern West Virginia. The acquisition of West Virginia Power added approximately 26,000 electric distribution customers and 24,000 natural gas customers to Monongahela's existing business in West Virginia.

SALES Regulated Electric Sales
	2000	1999	Increase/ (Decrease)
Regulated Utility Customers
Kilowatt-hour Sales
Residential	14,062	13,562	3.7%
Commercial	9,510	8,955	6.2%
Industrial	20,320	19,846	2.4%
Wholesale	1,531	1,478	3.6%
Total Regulated Utility Customers Kilowatt-hour Sales	45,423	43,841	3.6%

Regulated Revenue (Millions)
Residential	$967.2	$930.3	4.0%
Commercial	529.2	500.3	5.8%
Industrial	751.2	720.5	4.3%
Wholesale	55.8	42.4	31.6%
Total Regulated Revenue	$2,303.4	$2,193.5	5.0%

     In 2000, consolidated regulated kilowatt-hour (kWh) sales delivered to customers of retail and wholesale power increased 3.6% from those of 1999 as a result of increases of 3.7%, 6.2%, 2.4% and 3.6% in residential, commercial, industrial and wholesale sales, respectively. Consolidated regulated revenues increased 5.0% due to increases of 4.0%, 5.8%, 4.3%, and 31.6% in residential, commercial, industrial and wholesale sales, respectively. (See ITEM 1. RATE MATTERS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

     Allegheny's all-time Control Area Peak Load was 7,791 MW on January 27, 2000. (Control Area Load refers to the electricity sales to customers within the Distribution Companies' delivery territory without regard to electric generation supplier. The Control Area Load includes Regulated Load.) The Regulated Peak Load in 2000 was 7,455 MW on December 22, 2000. This value is subject to a final reconciliation process. However, the final value is not expected to vary significantly from 7,455 MW. (Regulated Load refers to the electricity sales to customers of Allegheny Power (the Distribution Companies) who have not selected an alternate generation supplier. It does not include sales by Allegheny Energy Supply to nonaffiliated customers within the Allegheny Power service territory.)

     Consolidated regulated electric operating revenues for 2000 were derived as follows: Pennsylvania, 40.2%; West Virginia, 31.4%; Maryland, 20.4%; Virginia, 5.6%; and Ohio, 2.4% (residential, 38.2%; commercial, 20.8%; industrial, 29.7%; bulk power transactions, 8.3%; and other, 3.0%).

     During 2000, Monongahela's kWh sales to retail customers increased 7.4%. Residential, commercial, and industrial sales increased 9.2%, 13.6% and 4.2%, respectively. Revenues from residential, commercial, and industrial customers increased 9.6%, 11.0%, and 1.3%, respectively. Electric revenues from residential, commercial, and industrial customers increased primarily due to growth in the number of customers, resulting from the acquisition of West Virginia Power and its 26,000 electric service customers, from Utilicorp United, Inc. in late December 1999. Residential revenues also increased due to customer usage, primarily because of weather conditions in late 2000. Revenues from bulk power transactions and sales to affiliates increased 12.6% as utility operations now sell bulk power to its affiliated unregulated operations allowing for a more efficient dispatch of power. Monongahela's revenues represented 26.5% of Allegheny's total regulated sales revenues to customers. Monongahela's all-time Control Area Peak Load of 1,916 MW occurred on June 14, 2000.

     Monongahela's electric operating revenues were derived as follows: West Virginia, 91.2%, and Ohio, 8.8% (residential, 31.9%; commercial, 19.9%; industrial, 30.4%; bulk power transactions, 2.0%; and other, 15.8%).

     During 2000, Potomac Edison's kWh sales to retail customers increased 3.4%. Residential, commercial, and industrial sales increased 4.5%, 4.6% and 2.1%, respectively. Revenues from residential increased .5% while commercial and industrial sales decreased 2.8% and 2.3%, respectively. The increase in residential revenues was due primarily to growth in the number of residential customers and colder than normal weather conditions in late 2000. Despite the ability of Maryland customers to shop for another energy supplier since July 1, 2000, at December 2000, no residential customers have elected to choose another energy supplier. The decreases in revenues for commercial and industrial customers were due primarily to a decrease in the fuel portion of customer bills, a decrease in surcharge revenues applicable to recovery of costs related to purchased power from the AES Warrior Run cogeneration project, a decrease in Virginia base rates, and, to a lesser extent, Maryland deregulation, which gave Maryland customers of Potomac Edison the ability to choose another energy supplier effective July 1, 2000. Revenues from bulk power transactions and sales to affiliates increased 155.4%. Potomac Edison's revenues represented 31.3% of Allegheny's total regulated sales revenues to customers. Potomac Edison's all-time Control Area Peak Load of 2,656 MW occurred on January 27, 2000. The Regulated Peak Load in 2000 was 2,656 MW on January 27, 2000.

     Potomac Edison's electric operating revenues were derived as follows: Maryland, 63.9%; West Virginia 18.6%, and Virginia, 17.5%; (residential, 40.1%; commercial, 19.8%; industrial, 25.1%; bulk power transactions, 5.6%; and other, 9.4%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $63.1 million (7.6% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement, which continues through April 1, 2003, with automatic extensions thereafter unless terminated on notice by either party, were $14.4 million in 2000.

     Prior to transferring its electric generation to Allegheny Energy Supply, West Penn, through its Energy Supply Division, participated in unregulated markets as a supplier of electricity. After the transfer of West Penn's generating assets, West Penn no longer participated as a supplier of electricity to unregulated markets. The 1999 regulated kWh sales and regulated revenues included West Penn's unregulated activity.

     During 2000, West Penn's regulated kWh sales and deliveries to retail customers decreased 3.4%. Residential, commercial and industrial sales deliveries decreased 2.7%, 3.4% and 4.0%, respectively. Regulated revenues from residential, commercial and industrial customers decreased 3.2%, 4.1% and 10.1%.

     Adjusting for West Penn's 1999 unregulated activity, West Penn's 2000 regulated kWh sales and deliveries to retail customers increased 1.5%. Residential, commercial and industrial sales deliveries increased .4%, 3.4% and 1.4%, respectively. Regulated revenues from residential, commercial and industrial customers increased 3.8%, 9.6% and 11.3%, respectively. The increases in revenues for residential, commercial and industrial customers were due primarily to growth in the number of customers and increased customer usage, partially due to weather conditions in late 2000. Also, even though Pennsylvania deregulation gave all of West Penn's regulated customers the ability to choose another energy supplier in 2000 (as opposed to two-thirds of West Penn's regulated customers in 1999), electric energy supplied to West Penn customers by alternative energy suppliers declined in 2000 from 11% of total mWh sales to 7% of total mWh sales. Revenues from bulk power transactions and sales to affiliates decreased 88.4%. West Penn's regulated revenues represented 42.2% of Allegheny's total regulated sales to customers. West Penn's all-time Control Area Peak Load of 3,328 MW occurred on July 6, 1999. The Control Area Peak Load in 2000 was 3,311 MW on June 26, 2000. The Regulated Peak Load in 2000 was 3,112 MW on December 22, 2000.

     West Penn's regulated electric operating revenues were derived as follows: Pennsylvania, 100% (residential, 38.6%; commercial, 21.1%; industrial, 30.9%; bulk power transactions, 2.4%; and other, 7.0%).

     In 2000, the Distribution Companies provided approximately 0.8 billion kWh of energy to nonaffiliated companies and marketers from generation facilities operated by the Distribution Companies. Revenues from those sales of generation from the Distribution Companies were approximately $135.8 million.

     The Distribution Companies transmitted approximately 10.9 billion kWh to others located outside their service territories under various forms of transmission service agreements. Revenues from those sales were about $73.2 million.

Unregulated Electric Sales
	2000	1999	Increase / (Decrease)
Kilowatt-hour Sales*
Unregulated Generation	41,707	15,854	163.1%
Total Kilowatt-hour Sales	41,707	15,854	163.1%

Unregulated Revenue (Millions)*
Unregulated Generation	$2,281.6	$879.4	159.4%
Other	22.6	8.9	153.9%
Total Revenue	$2,304.2	$888.3	159.4%
*Unregulated generation sales include amounts for recording Allegheny Energy Supply's energy trading contracts at their fair value as of the balance sheet date.

Unregulated sales revenues, including energy sales to affiliates in total, were $2,304.2 million, of which approximately $799.2 million were the result of energy sales to affiliates. Excluding the effect of affiliated sales, unregulated revenues represented 37.5% of Allegheny's total operating revenues in 2000.

Regulated Gas Sales

In 2000, the consolidated regulated million cubic feet (Mcf) of gas delivered to retail and wholesale power customers was 14,873,642 as a result of the acquisition of West Virginia Power and Mountaineer. Residential, commercial, industrial and wholesale sales were 58.0%, 8.8%, 31.8% and 1.4% of the total Mcf regulated sales, respectively. Consolidated regulated gas revenues for 2000 were $81.8 million. Residential, commercial, industrial and wholesale gas sales represented 62.8%, 9.0%, 26.2% and 2.0% of the total regulated gas revenues.

Regulatory Framework Affecting Electric Power Sales

     The Energy Policy Act of 1992 (EPACT) initiated the restructuring of the electric utility industry by permitting competition in the wholesale generation market. In order to facilitate the efficient use of generation facilities, on April 24, 1996, the FERC issued Orders 888 and 889. On March 4, 1997, the FERC issued Orders 888A and 889A reaffirming and clarifying the legal and policy determinations as originally adopted in the previous orders. The FERC also issued Orders 888B and 889B on November 25, 1997 in which the FERC presented explanations and minor revisions to specific sections of the orders.

     The FERC orders require all transmission providers to offer service to entities selling generation services in a manner that is comparable to their own use of the transmission system. The orders required each transmission provider to file standardized open access transmission service tariffs; therefore, the Distribution Companies have on file a pro forma open access tariff under which they sell transmission services to all eligible customers. Monongahela and Allegheny Energy Supply also arrange for transmission services for their own sales pursuant to the rates, terms, and conditions of the open access tariff. The Distribution Companies' open access tariff was accepted for filing by the FERC on November 25, 1998.

     To meet the objective of providing comparable or nondiscriminatory transmission services, the FERC orders further require that utilities functionally unbundle transmission operations and reliability functions from wholesale merchant functions within the utility. Accordingly, Allegheny formed discrete business units, including a delivery business unit (inclusive of transmission) and a supply business unit. The delivery business unit includes several sub-units, including the System Planning and Operations group, which provides transmission system operations and reliability functions. Each business unit has its own management, objectives, and facilities. The Distribution Companies conduct their business in a manner that is consistent with FERC's Standards of Conduct.

     The FERC established its jurisdiction over unbundled retail, as well as wholesale transmission services, in Order 888. Although states retain the authority to determine if retail wheeling should be adopted, retail transmission service under the jurisdiction of the FERC is available once these historically franchised customers have access to alternate generation sources. As the states in their service territory enacted retail choice, the Distribution Companies revised their Open Access Tariff to authorize sale of open access transmission services to unbundled retail customers.

     The Distribution Companies also have on file with the FERC a Standard Generation Service Rate Schedule for the sale of wholesale power at cost-based rates. In October 1997, the Distribution Companies submitted a new wholesale tariff to the FERC, asking for authority to sell power at market-based rates. The Distribution Companies began selling power at market-based rates upon acceptance of the filing by the FERC in August 1998. Separately, a market-based rate tariff for Allegheny Energy Supply was filed and became effective August 15, 1999. Allegheny Energy Supply started serving customers under that tariff on November 19, 1999.

     On December 20, 1999, the FERC issued Order No. 2000, which requires each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce to make certain filings with respect to forming and participating in a regional transmission organization (RTO). FERC stated in that order that transmission owners are expected to join RTOs on a voluntary basis and that RTOs will be operational by December 15, 2001. The Distribution Companies and other transmission-owning entities were required to file with the FERC their plans for joining an RTO by October 16, 2000. On October 5, 2000, the Distribution Companies and PJM Interconnection, LLC (PJM) announced that they had signed a Memorandum of Agreement to develop a new affiliation - PJM West. The affiliation was outlined in a compliance filing submitted to FERC on October 16, 2000, and the process progressed with the fling of an associated series of agreements, tariffs, and rate schedules on March 15, 2001. The Distribution Companies anticipate that PJM West will be implemented by December 15, 2001. As an Independent System Operator, PMJ will functionally operate the transmission assets of the distribution companies within the framework of PJM and PJM West. Although PJM is an Independent System Operator (ISO), the Distribution Companies will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework. The Distribution Companies will lead the new PJM West initiative, which will afford transmission service to all market participants while simultaneously expanding the PJM market. PJM West is expected to provide benefits to the Distribution Companies and Allegheny Energy Supply.

     Under PURPA, certain municipalities, businesses and private developers have installed generating facilities at various locations in or near the Distribution Companies' service areas, and sell electric capacity and energy to the Distribution Companies at rates consistent with PURPA and ordered by appropriate state commissions. The Distribution Companies are committed to purchasing 479 MW of on-line PURPA capacity. This total includes 180 MW from the AES Warrior Run project, which came on-line in February 2000. Payments for PURPA capacity and energy in 2000 totaled approximately $204 million, before amortization of West Penn's adverse power purchase commitment, resulting in an average cost to the Distribution Companies of 5.5 cents/kWh.

ELECTRIC FACILITIES

     The following table shows Allegheny's operational generating capacity as of December 31, 2000, based on the maximum operating capacity of each unit. Monongahela's owned capacity totaled 2,113 MW, of which 1,886 MW (90%) are coal-fired and 227 MW (10%) are pumped-storage. The term "pumped-storage" refers to the Bath County station, which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

     Allegheny Energy Supply's owned or contracted capacity as of December 31, 2000, totaled 6,273 MW of which 5,360 MW (85.4%) are coal-fired, 154 MW (2.5%) are oil-fired, 613 MW (9.8%) are pumped-storage, 88 MW (1.4%) are gas fired, and 58 MW (.9%) are hydroelectric.

     Allegheny Energy Unit No. 1 and Unit No. 2, LLC owns 88 MW of gas-fired capacity. It sells its output to Allegheny Energy Supply, and the transfer of ownership of these units to Allegheny Energy Supply is expected in 2001.

ALLEGHENY STATIONS
Maximum Generating Capacity (Megawatts) (a)
			Regulated			Unregulated
						Hunlock			Dates When
		Station	Monongahela	Potomac	West Penn	Energy	AE Supply	AE Unit	Service
Station	Units	Total		Edison		Ventures		Nos. 1 & 2	Commenced(c)
Coal-Fired (Steam):
Albright	3	292	216				76		1952-4
Armstrong	2	356					356		1958-9
Fort Martin	2	1,107	249				858		1967-8
Harrison	3	1,950	488				1,462		1972-4
Hatfield's Ferry	3	1,710	470				1,240		1969-71
Hunlock (d)	1	24				24			2000
Mitchell	1	288					288		1963(i)
Pleasants	2	1,285	321				964		1979-80
Rivesville	2	142	142						1944-51
R. Paul Smith	2	116					116		1949-60
Willow Island	2	243	243
Gas-Fired
AE Nos. 1 & 2(b)	2	88						88	1999
AE Nos. 8 & 9	2	88					88		2000
Hunlock CT (d)	1	22				22			2000
Oil-Fired Steam
Mitchell	2	154					154		1948-49
Pumped-Storage and Hydro
Bath County(e)	6	840	227(e)				613(e)		1985
Lake Lynn (f)	4	52					52		1926
Potomac Edison	21	6		3			3		Various
Total Allegheny-Owned Capacity	61	8,763	2,356	3	0	46	6,270	88

PURPA GENERATION
Maximum Generating Capacity (Megawatts) (g)
					Hunlock			Dates When
	Project	Monongahela	Potomac	West Penn	Energy	AE Supply	AE Unit	Service
	Total		Edison		Ventures		Nos. 1 & 2	Commenced(c)
Project

Coal-Fired: Steam
AES Beaver Valley	125			125				1987
Grant Town	80	80						1993
West Virginia University	50	50						1992
AES Warrior Run	180		180(h)
Hydro:
Allegheny Lock and Dam 5	6			6				1988
Allegheny Lock and Dam 6	7			7				1989
Hannibal Lock and Dam	31	31						1988
Total Other Capacity	479	161	180	138
Total Allegheny-owned and PURPA Committed Generating Capacity (a)	9,242	2,517	183	138	46	6,270	88

(a) Accredited capacity.

(b) Allegheny Energy Unit No. 1 and Unit No. 2, LLC owns 100% of Units No. 1 and No. 2, recently constructed at Springdale, PA. Output from these units is sold exclusively to Allegheny Energy Supply, and transfer of ownership of these units to Allegheny Energy Supply is expected in 2001.

(c) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source. The Hunlock coal unit date refers to the year in which part ownership was acquired by AE.

(d) AE's ownership interest in Hunlock Creek Energy Ventures results in the production of energy in shared amounts from the two units managed by that venture. Allegheny Energy Hunlock Creek, LLC's access to output at maximum generating capacity is as indicated on the table for the steam and gas-fired facilities. Allegheny Energy Supply Hunlock Creek, LLC's output is sold exclusively to Allegheny Energy Supply.

(e) Capacity entitlement through ownership of AGC, 27% and 73% by Monongahela and Allegheny Energy Supply, respectively.

(f) Allegheny Energy Supply has a 30-year license for Lake Lynn, effective December 1994. Potomac Edison's license for hydroelectric facilities Dam No. 4 and Dam No. 5 will expire in 2003. Potomac Edison has received 30-year licenses, effective January 1994, for the Shenandoah, Warren, Luray, and Newport projects. The FERC accepted Potomac Edison's surrender of the license for the Harper's Ferry Dam No. 3 and issued an order effective October 1994.

(g) Generating capacity available through state utility commission-approved arrangements pursuant to PURPA.

(h) The 180-MW AES Warrior Run project commenced commercial operation on February 10, 2000. Potomac Edison, as required under the terms of a Maryland Restructuring Settlement, began to offer the output of the AES Warrior Run project to the wholesale market beginning July 1, 2000 and will continue to do so for the term of the settlement. Revenue received from the sale will reduce the AES Warrior Run Surcharge paid by Maryland customers.

(i) On December 31, 1994, 82 MW, and on July 1, 1998, 50 MW of the total MW at Mitchell Power Station were reactivated.

ALLEGHENY MAP

     The Allegheny Map (Map), which has been filed with the SEC on Form SE, provides a broad illustration of the names and approximate locations of Allegheny's major generation and transmission facilities, both existing and under construction, in a five state region which includes portions of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. Additionally, Extra High Voltage substations are displayed. By use of shading, the map also provides a general representation of the service areas of Monongahela (both gas and electric, including Mountaineer) (portions of West Virginia and Ohio), Potomac Edison (portions of Maryland, Virginia, and West Virginia), and West Penn (portions of Pennsylvania).

     Power Stations shown on the map which appear within the Monongahela service area are Willow Island, Pleasants, Harrison, Rivesville, Albright, and Fort Martin. The single power station appearing within the Potomac Edison service area is R. Paul Smith. The Bath County Power Station appears on the map just south of the westernmost portion of Potomac Edison's service area formed by the borders of Virginia and West Virginia. Power stations appearing within the West Penn service area are Armstrong, Mitchell, Hatfield's Ferry, Gans, Allegheny Energy Unit No. 1 and Unit No. 2 and Lake Lynn. The Hunlock Creek Energy Ventures and Allegheny Energy Supply Conemaugh, LLC generating facilities are not depicted.

     The map also depicts transmission facilities, that are (i) owned solely by the Distribution Companies; (ii) owned by the Distribution Companies in conjunction with other utilities; or (iii) owned solely by other utilities. The transmission facilities portrayed range in voltage from 138 kV to 765 kV. Additionally, interconnections with other utilities are displayed.

The following table sets forth the existing miles of tower and pole transmission and distribution lines and the number of substations of the Distribution Companies and AGC as of December 31, 2000:
Miles of Above-Ground Transmission and Distribution Lines (a) and Number of Substations
	Total Miles	Portion of Total Miles Representing 500-Kilovolt (kV) Lines

Monongahela	21,140	283
Potomac Edison	18,316	202
West Penn	24,223	273
AGC(b)	85	85
Total	63,764	843

(a) The Distribution Companies also have a total of 6,444 miles of underground distribution lines.
(b) Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Power owns the remainder.

     The Distribution Companies' transmission network has 12 extra-high-voltage (EHV - 345kV and above) and 31 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, which includes the Distribution Companies' network, continued in 2000 to operate near reliability limits during periods of heavy power flows that in the past have had a predominantly west-to-east orientation. In early 1997, North American Electric Reliability Council undertook the development of a national transmission security process. The Distribution Companies serve as one of 22 regional Security Coordinators. This security process includes a Transmission Loading Relief (TLR) procedure that identifies actual flow path consequences of all power transactions, and can be used to reduce loading on the congested facilities. The new security process has provided a better exchange of operation planning information. It also has allowed more accurate evaluation of the transmission system and conditions in the Midwest that occasionally caused the predominant west-to-east power flow pattern across the Distribution Companies' network to reverse. The TLR procedure has been effective in addressing congestion caused by parallel path flows. Careful use of TLR, mainly by others, has resulted in fewer constraints on the Distribution Companies' transmission facilities. If TLR had not been available, many of those transmission congestion events would have required action in the form of transmission service curtailments.

     Wholesale generators and other wholesale customers may now seek from owners of bulk power transmission facilities a commitment to supply transmission services. (See discussion under ITEM 1. SALES. Regulatory Framework Affecting Power Sales). Such demand on the Distribution Companies' transmission facilities may add to heavy power flows on the Distribution Companies' facilities and may eventually require construction of additional transmission facilities.

     The Distribution Companies have, since the early 1980s, provided managed contractual access to their transmission facilities under various tariffs. For new agreements starting in 1996, managed access is also governed by the provisions of the Distribution Companies' Open Access Transmission Tariff mandated by and filed with the FERC.

RESEARCH AND DEVELOPMENT

     The Distribution Companies and Allegheny Energy Supply spent $6.4 million and $7.0 million, in 2000 and 1999, respectively, for research programs. Of these amounts, $5.2 million and $5.5 million were for Electric Power Research Institute (EPRI) dues in 2000 and 1999, respectively. EPRI is an industry-sponsored research and development institution. The Distribution Companies and Allegheny Energy Supply plan to spend approximately $6.6 million for research in 2001, with EPRI dues representing $5.1 million of that total.

     In addition to EPRI support, in-house research conducted by Allegheny concentrates on technology-based issues that are important developments for each of Allegheny's businesses. These technology drivers include products and services for environmental control, generating unit performance, future generation technologies, use of coal combustion by-products, transmission system performance, customer-related research, clean power technology which includes both power quality technology and distributed generation technology for customers, delivery systems equipment and sustainable energy technologies.

     Research is also being directed to help address major issues for Allegheny and the entire electric industry. These include electric and magnetic field (EMF) assessment of employee exposure within the work environment, Global Warming from Green House Gases (GHG) emissions, waste disposal and discharges to land, water and air resources, renewable resources, fuel cells, new combustion turbines, cogeneration technologies, transmission loading mitigation using Flexible AC Transmission System (FACTS) devices and new product development ventures.

     The use of biomass for cofiring and gasification are being developed with two Allegheny stations directly firing sawdust. The use of biomass lowers production cost, and results in lower emissions of nitrogen oxides (NOx), sulfur oxides, particulate matter (PM), and carbon dioxide. It also reduces operation, maintenance and compliance costs.

     A new communication technology patented by employees of AESC and employees of Shenandoah Electronics Intelligence, Inc., is expected to be purchased and marketed. This technology is designed to read meters and provide control to customer premises using our distribution feeder lines and using digital and power electronic technology. The baud rate is low but very acceptable for metering and control services.

CAPITAL REQUIREMENTS AND FINANCING

Construction Expenditures

Allegheny Energy Supply and AGC

     Construction expenditures of Allegheny Energy Supply were $176.1 million and $50.8 million for 2000 and 1999, respectively. Total capital expenditures in 2000, including construction expenditures, for all generating assets operated or to be acquired by Allegheny Energy Supply (excluding generating assets currently owned by Monongahela) were $182.0 million and, for 2001 and 2002, are estimated at $1,947.4 million and $313.6 million, respectively. The 2001 and 2002 estimated expenditures include $148 million and $169 million, respectively, for environmental control technology. Outages for construction, CAAA compliance and other environmental work are and will continue to be, coordinated with other planned outages, where possible. Future construction expenditures will reflect additions of generating capacity to sell into deregulated markets. Allegheny Energy Supply could potentially face significant mandated increases in capital expenditures and operating costs related to environmental issues. Allegheny Energy Supply also has additional capital requirements for debt maturities.

Construction expenditures by AGC in 2000 amounted to $1.0 million and for 2001 and 2002 are expected to be $.8 million, and $.2 million, respectively.

Distribution Companies

     Construction expenditures by the Distribution Companies in 2000 amounted to $207.6 million. Construction expenditures for 2001 and 2002 are expected to aggregate $233.3 million and $214.3 million, respectively. The 2001 and 2002 estimated regulated expenditures include $33.5 million and $41.7 million, respectively, to cover the costs of compliance with the Clean Air Act Amendments of 1990 (CAAA). Expenditures to cover the costs of compliance with the CAAA and other environmental requirements have been and are likely to continue to be significant. Additionally, new environmental initiatives may substantially increase regulated construction requirements as early as 2001.

      Regulated generation-related expenditures by Monongahela for 2000, 2001, and 2002 include $43.8 million, $40.8 million, and $55.7 million, respectively, for construction of environmental control technology. Outages for construction, CAAA compliance and other environmental work is, and will continue to be, coordinated with other planned outages, where possible.

     Allegheny continues to study ways to reduce and meet existing regulated customer generation service demand and future increases in that demand, including new and efficient electric technologies; construction of various types and sizes of generating units that may be dedicated to regulated service (if any); increasing the efficiency and availability of Allegheny's regulated service generating facilities (if any); reducing internal electrical use and transmission and distribution losses; and acquisition of energy and capacity from third-party suppliers whenever market prices are favorable versus native production or demand exceeds native production capability. The advent of retail choice of generation service supplier has introduced the potential for significant volatility within Allegheny's regulated generation service load growth profile. Since customers with choice can be expected to attempt to arbitrage any differentials between generation market prices and those set by regulators, the Distribution Companies' obligation to meet such load growth will increasingly become an exercise in trying to predict both the variable of general economic conditions in their service territories, as well as relative competitiveness of their regulated generation service pricing, versus the inherently more flexible pricing of unregulated generation suppliers. Potomac Edison and West Penn have contracts with Allegheny Energy Supply to supply them with power during the Pennsylvania and Maryland transition periods. Under these contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts represent a significant portion of the normal operating capacity of Allegheny Energy Supply's generating assets that were previously owned by West Penn and Potomac Edison.

     Current forecasts, which assume normal weather conditions, project winter and summer peaks within the Distribution Companies' control area to grow at an average rate of 0.9% and 1.0% per year, respectively, during the period 2001-2011. However, default service peak loads, which are the Distribution Companies' control area loads reduced to account for customers who choose alternate generation suppliers, are presently expected to decline at an annual rate of -0.3% and -0.6%, respectively. The level of competition actually realized for existing loads from the aforementioned unregulated suppliers could obviously have a substantial effect on those default service projections and the degree to which they fail to track with the control area load. It is anticipated that Allegheny's existing resources that are still state regulated, and existing or purchased power of various types, will be sufficient to serve the Distribution Companies' default service loads over the next few years.

     Construction of new transmission and distribution (T&D) assets is expected to continue at its historic rate, with no major divergent expenditures planned. Additionally, while meeting FERC and certain state regulatory requirements to join a Regional Transmission Organization does reassign the responsibility for planning major transmission systems from the incumbent transmission owner to a new independent authority, the Distribution Companies do not expect their affiliation with and formation of PJM West to result in near-term system expansion. Finally, retail choice will not greatly affect the projected need for new T&D plant since provision of delivery service remains within the authority of each Distribution Company.

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

Allegheny Ventures

Construction expenditures by Allegheny Ventures in 2000 amounted to $13.6 million and for 2001 and 2002 are expected to be $50.7 million, and $15.5 million, respectively. 30

Construction Expenditures
	2000	2001	2002
	Millions of Dollars
	(Actual)	(Estimated)
Monongahela
Generation	$ 36.5	$ 51.6	$ 66.1
Transmission & Distribution	45.7	64.1	55.2
Total*	$ 82.2	$ 115.7	$121.3

Potomac Edison
Generation	$ 16.8	$ -	$ -
Transmission & Distribution	55.5	49.9	48.5
Total*	$ 72.3	$ 49.9	$ 48.5

West Penn
Generation	$ -	$ -	$ -
Transmission & Distribution	53.1	51.6	50.2
Total*	$ 53.1	$ 51.6	$ 50.2

AESC	$ -	$ 21.9	$ 4.1

Total Construction Expenditures,
Regulated	$207.6	$ 239.1	$224.1

Allegheny Energy Supply*	$176.1	$1,940.9	$303.6

AGC	$ 1.0	$ .8	$ .2

Allegheny Ventures	$ 13.7	$ 50.7	$ 15.5

Other*	$ 4.8	$ -	$ -

Total Construction Expenditures
Unregulated	$195.6	$1,992.4	$319.3

Total Construction Expenditures	$403.2	$2,231.5	$543.4

*Includes allowance for funds used during construction (AFUDC), or capitalized interest in the case of the generation business of West Penn and Allegheny Energy Supply, for 1999, 2000, and 2001 of: Monongahela $0.1, $0.1, and $0.1; Potomac Edison $0.6, $0.3, and $0.5; West Penn $0.1, $0.2, and $0.2; and Allegheny Energy Supply $0.0, 22.0, and 54.9.

     These capital expenditures include major projects at existing generating stations, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems.

Financing Programs

Allegheny Energy Supply

     To meet cash needs for operating expenses, the payment of interest, retirement of debt, and for Allegheny Energy Supply's acquisition and construction programs, Allegheny Energy Supply has used internally generated funds, member contributions, and external financings, such as debt instruments, installment loans, and lease arrangements. The availability and cost of external financings depend upon the financial condition of Allegheny Energy Supply and market conditions.

     Short-term debt increased to $198 million in 2000 and consists of commercial paper borrowings of $166 million and notes payable to AE of $53 million. At December 31, 2000, unused lines of credit with banks were $180 million.

     In November 2000, Allegheny Energy Supply consummated an operating lease transaction relating to the construction of a 540-MW combined-cycle generating plant located in Springdale, Pennsylvania. This transaction was structured to finance the construction of the plant with a maximum commitment amount of $318.4 million. Upon completion of the plant, a special purpose entity will lease the plant to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $1.9 million per month, commencing during the second half of 2003 through 2005. Subsequently, Allegheny Energy Supply has the right to negotiate up to two five-year renewal terms or purchase the plant for the lessor's investment, or sell the plant and pay the difference between the proceeds and the lessor's investment up to a maximum recourse amount of approximately $275 million.

     The purchase of the Energy Trading Business from Merrill Lynch was financed through a combination of new debt and an agreement to transfer an ownership interest in Allegheny Energy Supply. Allegheny Energy Supply issued $490 million of new debt, including $400 million of 7.80% term notes due March 15, 2011 and $90 million of commercial paper. In addition, subject to regulatory approvals, Allegheny Energy Supply will transfer a 2% ownership interest in Allegheny Energy Supply to Merrill Lynch & Co. Inc., the Energy Trading Business' current parent company. In the event that regulatory approvals to transfer the ownership share are not received, Allegheny Energy Supply will instead pay Merrill Lynch & Co., Inc., a negotiated value in lieu of a two percent equity interest in Allegheny Energy Supply.

     The purchase of three natural gas-fired generating facilities at a cost of approximately $1.0 billion from Enron North America will be financed by the sale of approximately $500 million of common stock by AE and an initial bridge loan for the remaining purchase requirements of approximately $528 million plus transaction costs. The proceeds from the common stock sale will either be transferred to Allegheny Energy Supply as an equity contribution, or will be loaned to Allegheny Energy Supply in return for an interest-bearing note.

     Allegheny Energy Supply plans to construct a 1,080 MW natural gas-fired generating facility in LaPaz County, Arizona, approximately 75 miles west of Phoenix. Construction is expected to begin on the combined-cycle facility in 2002, to be completed in 2005.

     In January 2001, AE announced that Allegheny Energy Supply plans to construct a 630-MW natural gas-fired merchant generating facility in St. Joseph County, Indiana, approximately 10 miles west of South Bend. Allegheny Energy Supply expects construction on the facility to begin in 2002 and to be completed in two stages. Two 44-MW simple-cycle combustion turbines will be constructed in 2003, followed by the addition of 542 MW of combined-cycle capacity in 2005.

     In January, 2001, AE purchased 83 MW of Potomac Electric Power Company's share in the 1,711-MW Conemaugh generating station in west-central Pennsylvania at a cost of approximately $78 million. AE anticipates that it will transfer these generating assets to a subsidiary of Allegheny Energy Supply in 2001.

     In 1999, Allegheny Energy Unit No. 1 and Unit No. 2, LLC, completed construction of and placed into operation two 44-MW, simple-cycle gas combustion turbines in Springdale, Pennsylvania. AE anticipates that it will transfer the subsidiary to Allegheny Energy Supply during 2001. Allegheny Energy Supply also plans to install two 44-MW simple-cycle combustion turbines in Harrison City, Pennsylvania during 2001.

    Allegheny Energy Supply anticipates meeting its 2001 cash needs through internal cash generation, cash on hand, short-term borrowings as necessary, external financings, lease arrangements, and by issuing debt and equity.

Distribution Companies and AGC

     The Distribution Companies and AGC have financed their construction programs through internally generated funds, first mortgage bonds, debentures, medium-term notes, subordinated debt and preferred stock issues, pollution control and solid waste disposal notes, installment loans, long-term lease arrangements, equity investments by AE (or, in the case of AGC, by its parent companies), and, where necessary, interim short-term debt. Their future ability to finance their construction programs by these means depends on many factors, including effects of competition and creditworthiness, and adequate revenues to produce satisfactory internally generated funds and return on the common equity portion of the Distribution Companies' capital structures and to support their issuance of senior and other securities.

     On March 1, 2000, $75 million of Potomac Edison's 5-7/8 percent series first mortgage bonds matured; Monongahela's $65 million of 5-5/8 percent series first mortgage bonds matured on April 1, 2000; and, in March, June, September, and December of 2000, West Penn redeemed a total of $46.8 million of class A-1 6.32 percent transition bonds.

     On June 1, 2000, Potomac Edison issued $80 million of floating rate private placement notes, due May 1, 2002, assumable by Allegheny Energy Supply upon its acquisition of Potomac Edison's Maryland generating assets.

In August 2000, after the Potomac Edison generating assets were transferred to Allegheny Energy Supply, the notes were remarketed as Allegheny Energy Supply floating rate (three-month London Interbank Offer Rate (LIBOR) plus .80 percent) notes with the same maturity date. No additional proceeds were received.

     On August 18, 2000, Monongahela borrowed $61 million, under a senior secured credit facility, at a rate of 7.18 percent, with a maturity of November 20, 2000. On November 20, 2000, Monongahela paid off the original $61 million borrowing and borrowed $100 million at a rate of 7.21 percent with a maturity of May 21, 2001. The facility will be transferred to Allegheny Energy Supply concurrently with the transfer of Monongahela's West Virginia generating assets to Allegheny Energy Supply.

     As part of the purchase of Mountaineer Gas on August 18, 2000, Monongahela assumed $100 million of existing Mountaineer Gas debt. This debt consists of several senior unsecured notes and a promissory note with fixed interest rates between 7.00 percent and 8.09 percent and maturity dates between April 4, 2009, and October 31, 2019.

     During 2001, Monongahela, Potomac Edison and West Penn anticipate meeting their capital requirements through a combination of internally generated funds, cash on hand, issuance of debt, short-term borrowing and leasing arrangements, as necessary.

The Distribution Companies' and AGC's ratios of earnings to fixed charges for the year ended December 31, 2000 were as follows: Monongahela, 4.04, Potomac Edison, 3.70, West Penn, 3.30 and AGC, 3.18.

AE

     In August 2000, AE issued $165 million of unsecured notes at an interest rate of 7.75%, due August 1, 2005. In November 2000, AE issued an additional $135 million of unsecured notes at an interest rate of 7.75%, due August 1, 2005.

During 2001, to finance the purchase of additional generating assets, AE plans to issue $500 million of common stock and enter into $550 million of debt, as a short-term bridge borrowing.

     Beginning in the third quarter of 1997, AE began buying shares in the open market for its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan, and in 1998 AE began buying shares in the open market for the Performance Share Plan. In addition, in 1999, AE began buying shares in the open market for the common stock portion of the Outside Directors' annual retainer.

     At December 31, 2000, Allegheny companies had short-term debt of $722 million outstanding. The borrowing positions of the individual companies were: AE $486 million, Monongahela $37 million, Potomac Edison $33 million, and Allegheny Energy Supply $166 million.

     Allegheny's consolidated capitalization ratios as of December 31, 2000 were: common equity, 39.8%; preferred stock, 1.7%; and long-term debt, 58.5%, including 6.1% of Quarterly Income Debt Securities.

     AE has announced that it is considering ways to maximize the value of its generating assets by separating them from the regulated business. This would include converting the unregulated generation subsidiary, Allegheny Energy Supply, into a stock corporation and selling all or a part of its common stock through an initial public offering or combining an initial public offering with a spin-off of the Allegheny Energy Supply stock held by AE to its stockholders. If completed, the initial public offering would reduce AE's share of Supply's earnings. If AE divests its remaining shares of Allegheny Energy Supply through the distribution of these shares to the holders of AE common stock, AE will have no share in Allegheny Energy Supply's earnings and AE's earnings will be primarily dependent upon the earnings of its regulated transmission and distribution business.

     In the event of an initial public offering of and/or spin-off of Allegheny Energy Supply or other similar strategy, AE's board of directors may elect to establish dividend policies for each business unit that would be consistent with its earnings prospects, growth rate, need for capital and other factors that would be different from and likely lower than the current policy for the integrated company.

FUEL SUPPLY

ELECTRIC GENERATION

     In 2000, generating stations owned by Allegheny Energy Supply, Monongahela and Potomac Edison burned approximately 18.5 million tons of local mid to high sulfur coal. Of that amount, 38% was used in stations equipped with scrubbers (7.0 million tons). The use of desulfurization equipment and the cleaning and blending of coal make burning local coal practical. In 2000, almost 100% of the coal received at these stations came from mines in West Virginia, Pennsylvania, Maryland and Ohio. None of the Allegheny companies mine or clean any coal. All raw, clean or washed coal from suppliers is purchased as necessary to meet station requirements.

     In 2000, Allegheny Energy Supply, Monongahela and Potomac Edison had long-term arrangements (i.e., terms of 12 months or longer) in place to purchase approximately 16.5 million tons of coal or 90.0% of the coal consumed in 2000. In 2000, Allegheny Energy Supply, Monongahela and Potomac Edison purchased approximately 11 million tons of coal from various local mines owned by subsidiary companies of one company. Long-term arrangements are in effect to provide for up to approximately 18.0 million tons of coal in 2001. Monongahela and Allegheny Energy Supply will depend on short-term arrangements and spot purchases for their remaining requirements. Through the year 2005, the total coal requirements of present Allegheny-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers.

For each of the years 1996 through 1999, the average cost per ton of coal burned was $32.25, $32.66, $32.26 and $30.18, respectively. For the 35 year 2000, the cost per ton decreased to $26.73.

     The Distribution Companies own coal reserves estimated to contain about 125 million tons of higher sulfur coal recoverable by deep mining. There are no present plans to mine these reserves and, in view of economic conditions now prevailing in the coal market, the Distribution Companies plan to hold the reserves as a long-term resource.

     The addition of natural gas-fired generation, both through acquisitions and construction, will diversify Allegheny Energy Supply's fuel mix from the current predominantly coal-fired generation facilities. This change in fuel mix and diversification is expected to assist Allegheny Energy Supply in reducing business risks.

Long-term arrangements, subject to price change, are in effect and will provide for the lime requirements of scrubbers at Allegheny's scrubbed stations.

DISTRIBUTION GAS SUPPLY

     On September 30, 1998, Mountaineer entered into a Natural Gas Supply Management Agreement (Supply Agreement) with Coral Energy Resources, L.P. (Coral) an affiliate of Shell Oil Company, pursuant to which Coral became the principal gas supplier for Mountaineer for a three-year period commencing as of November 1, 1998. The term of the Supply Agreement coincides with the three-year West Virginia Rate Moratorium. The Rate Moratorium froze rates (fuel and base) until October 31, 2001. Mountaineer has filed a rate case requesting permission to increase rates beginning November 1, 2001.

     The Supply Agreement provides that Coral will be responsible for supplying in excess of 90% of Mountaineer's total annual gas requirements for the three-year term. The balance of Mountaineer's gas supply requirements will be purchased from local producers, including MGS-owned/operated production adding up to approximately 2.7 Bcf/year. Coral supplies the gas at a fixed price per decatherm (Dth) at the city gate up to approximately 24.4 Bcf annually. Any volumes in excess of 24.4 Bcf on an annual basis are priced at the lesser of a specified index or a previously agreed upon maximum cost.

     The following table indicates the volume of natural gas purchased and percentage of total volume of natural gas purchased, with respect to Mountaineer's largest suppliers for the year ended June 30, 2000:

	2000
	Volume (Mmcf)	% of Total
MGS-owned/operated production	1,949	8%
Coral Energy Resources, L.P.	22,591	90%
Other Appalachian Basin producers	483	2%

     MGS operates natural gas producing properties, gas gathering facilities,

and intra-state transmission pipelines and is engaged in the sale and marketing of natural gas in the Appalachian basin. MGS owns more than 375 natural gas wells located throughout West Virginia and surrounding production areas and has active leaseholds that cover more than 86,000 acres. MGS also has a net revenue interest in about 100 wells of which it is not the operator.

     The West Virginia PSC regulates MGS sales to Mountaineer, which accounts for the majority of MGS sales. The contract period runs concurrently with the current moratorium. The price for these sales is calculated by adding the Inside FERC's Gas Market Report Columbia Gas-Appalachia Index and the Columbia Gas ITS rate (approximately 18 cents April - October; and 25 cents November - March). MGS production makes up in excess of 90% of the total local production purchased by Mountaineer.

     In December 1999, Monongahela purchased the assets of West Virginia Power from UtiliCorp United Inc. The following table sets forth the volume of Monongahela/UtiliCorp United's natural gas purchases and percentage of total volume of natural gas purchased, excluding Mountaineer's own purchases and production, for the years ended June 30:

	2000		1999		1998

	Volume	% of	Volume	% of	Volume	% of
	(Mmcf)	Total	(Mmcf)	Total	(Mmcf)	Total

WV Production Contracts	1,894	61.08%	2,044	60.08%	2,479	69.44%
Cabot Oil and Gas Marketing	772	24.90%	722	21.22%	1,061	29.72%
Other Supply Volumes	435	14.02%	636	18.70%	30	0.84%
GAS TRANSPORTATION AND STORAGE CAPACITY

     The gas purchased from producer/suppliers in the Gulf Coast region is transported through the interstate pipeline systems of Columbia Gulf Transmission Company (Columbia Gulf) and Columbia Gas Transmission Corporation (Columbia Gas) to Mountaineer's local distribution facilities in West Virginia. During the calendar year 2000, Columbia Gas transported approximately 83% of the gas purchased by Mountaineer in the Appalachian region, with the balance transported by Tennessee Gas Pipeline Company or directly delivered into Mountaineer's gas utility distribution system.

     To ensure continuous, uninterrupted service to its customers, Mountaineer has in place long-term transportation and service agreements with Columbia Gas and Columbia Gulf. These contracts cover a wide range of transportation services and volumes, ranging from firm transportation service to no-notice service and storage with such contracts expiring on October 31, 2004. Under the terms of the Supply Agreement, Coral has assumed the management and the financial obligations of virtually all of Mountaineer's total firm transportation and storage contracts. The combination of this Supply Agreement and the Rate Moratorium substantially reduces Mountaineer's exposure to gas cost fluctuations.

     Typically, the gas industry uses gas sales and/or transportation contracts for load management purposes. Under such contracts, the users purchase and/or transport gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers or interruptible transportation on the transporting pipeline is curtailed. In addition, during times of extraordinary supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies.

     Since July 1999, Mountaineer has served a number of interruptible sales customers who are capable of utilizing alternate fuels an energy source at their respective business facilities. In 2000, Mountaineer did not have to interrupt these customers because of supply or transportation capacity scarcity or curtailments.

RATE MATTERS

Monongahela

     In March 2000, the West Virginia legislature passed House Resolution 27 approving an electric deregulation plan submitted by the WV PSC with certain modifications. Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government and other changes conforming to the plan and authorizing implementation. The plan provides for all customers to have choice of a generation supplier and allows Monongahela to transfer the West Virginia portion (approximately 2,004 MW) of its generation assets to Allegheny Energy Supply.

     On June 23, 2000, the West Virginia PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of Potomac Edison and Monongahela consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require incremental steps to reach the agreed-upon rate level. The settlement rates resulted in a revenue reduction for Monongahela of approximately $.5 million for 2000, increasing over 8 years to an annual reduction of approximately $6.0 million. Offsetting the decrease in rates, the settlement approved by the West Virginia PSC directs Monongahela to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (a total of approximately $6.0 million) as a reduction of expenses over a four and one-half year period beginning July 1, 2000. Also, on July 1, 2000, Potomac Edison and Monongahela ceased their expanded net energy cost (fuel clause) as part of the settlement.

     On June 23, 2000, the West Virginia PSC also issued an order regarding the transfer of the generation assets of Monongahela. In part, the order requires that after implementation of the deregulation plan, Monongahela file a petition seeking a West Virginia PSC finding that the proposed transfer of generation assets complies with the conditions of the deregulation plan.

The June 23, 2000 order also permits Monongahela to submit a petition to the West Virginia PSC seeking approval to transfer its West Virginia generation assets prior to the implementation of the deregulation plan. A filing before implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000, with a supplemental filing on October 31, 2000, Monongahela filed a petition seeking West Virginia PSC approval to transfer its West Virginia generating assets to Allegheny Energy Supply contemporaneously with the transfer of its Ohio generation assets. Monongahela cannot predict when the West Virginia PSC will act on its filing since the PSC is waiting for legislative action.

     Monongahela expanded its service territory with the acquisition of West Virginia Power in December 1999. Also, Monongahela acquired Mountaineer in August 2000. The acquisition of Mountaineer included Mountaineer Gas Services (MGS), a wholly-owned subsidiary of Mountaineer.

     Sales of MGS production (both owned and purchased from third parties) are by and large made to Mountaineer. With regard to MGS-owned production, the rate is regulated by the WV PSC for the period that runs concurrently with the West Virginia current rate moratorium and is indexed at the Inside FERC's Gas Market Report Columbia Gas-Appalachia Index, plus the Columbia Gas ITS rate (approximately 18 cents April - October; and 25 cents November - March). MGS-owned production accounts for in excess of 90% of the system supply purchased by Mountaineer that is not purchased under the Supply Agreement with Coral.

     On October 11, 2000, the West Virginia PSC approved an interim increase on the commodity rate for gas customers of Monongahela (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On December 11, 2000, the West Virginia PSC approved additional increases for bills rendered on and after January 1, 2001 through November 30, 2001 (total revenue increase for the twelve-month period of $5.1 million or 22.6%). The commodity rate is the portion of the bill that reflects the cost of gas, which increased significantly during 2000. The West Virginia PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001 through April 30, 2001 and further increased rates effective May 1, 2001 through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows Monongahela full recovery of these costs but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment mechanism. Under the Purchased Gas Adjustment procedure, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

     On January 4, 2001, Mountaineer filed for a rate increase with the West Virginia PSC in response to significant increases in the market price for natural gas. If natural gas prices remain at levels as of January 2, 2001, the proposed overall rates will increase approximately 39 percent ($67 million) over present rates. Mountaineer anticipates that the West Virginia PSC will postpone the effective date until November 1, 2001 when the current rate moratorium ends. The conclusion of the current rate moratorium coincides with the expiration of the Supply Agreement with Coral.

      In October 2000, the Ohio PUC approved a settlement that implemented a restructuring plan for Monongahela. This restructuring plan allowed Ohio customers of Monongahela to choose their generation supplier starting January 1, 2001. Also, Monongahela is permitted to transfer the Ohio portion (approximately 352 MW) of its generation assets to Allegheny Energy Supply at net book value on or after January 1, 2001. Monongahela expects to transfer these assets in April, 2001. Additionally, the plan provides for the following: Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001 and these rates will be frozen for the five years; for commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which began on January 1, 2001 (The market development period is three years for large commercial and industrial customers and five years for small commercial customers); Monongahela may collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period; Allegheny Energy Supply is permitted to offer competitive generation service throughout Ohio; and, that additional taxes resulting from competition legislation will be deferred for up to two years as a regulatory asset.

Potomac Edison

     In December 1999, the Maryland PSC approved a settlement agreement which allowed customer choice of generation suppliers effective July 1, 2000, for nearly all Maryland customers of Potomac Edison. In June 2000, the Maryland PSC authorized Potomac Edison to transfer the Maryland portion of its generation assets to Allegheny Energy Supply on or after July 1, 2000. Potomac Edison also obtained the necessary approvals from the Virginia SCC and the WV PSC to transfer the Virginia and West Virginia portions of Potomac Edison's generation assets to Allegheny Energy Supply in conjunction with the transfer of the Maryland portion of those assets. In August 2000, Potomac Edison transferred approximately 2,100 MW of its Maryland, Virginia, and West Virginia generation assets to Allegheny Energy Supply. Certain small hydroelectric facilities located in Virginia are to be transferred to a subsidiary of Allegheny Energy Supply during 2001. On December 14, 2000, the VA SCC approved the transfer of these hydro facilities to Green Valley Hydro, LLC (a subsidiary of Potomac Edison).

     On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan that provided for the transfer of its Virginia jurisdictional generating assets to Allegheny Energy Supply. In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; Potomac Edison would not file for a base rate increase prior to January 1, 2001; and fuel rates would be rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit will drop to $250,000.

Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, Potomac Edison has agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability, and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

     On August 10, 2000, Potomac Edison filed an application with the Virginia SCC to transfer the hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a wholly-owned subsidiary of Potomac Edison). On December 14, 2000, the Virginia SCC approved the transfer. Potomac Edison anticipates the transfer will occur during the second quarter of 2001, after receiving final approval from the SEC. In 2001, Green Valley Hydro, LLC will become a subsidiary of Allegheny Energy Supply.

     All Virginia utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan with the Virginia SCC on December 19, 2000.

     Potomac Edison decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in Potomac Edison's fuel rate, and on March 21, 2000, the proposed order became final. Effective July 1, 2000, coincident with Customer Choice in Maryland, the fuel rates were rolled into base rates.

     On March 24, 2000, the Maryland PSC issued an order requiring Potomac Edison to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of twelve months beginning April 30, 2000. The refund of the overrecovered balance does not affect Potomac Edison's earnings since the overrecovered amounts had been deferred.

     On October 4, 2000, the Maryland PSC approved Potomac Edison's filing which represents the final reconciliation of its deferred fuel balance. Potomac Edison is refunding to customers the $3.2 million overrecovery balance existing in the Maryland deferred fuel account as of September 30, 2000. The deferred fuel credit to customers began in October 2000 and will be effective until the balance falls to zero, which is projected to take twelve months. The refund of the overrecovered balance does not affect Potomac Edison's earnings since the overrecovered amounts had been deferred.

     On June 23, 2000, the West Virginia PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of Potomac Edison and Monongahela consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require incremental steps to reach the agreed-upon rate level. The settlement rates resulted in a revenue increase for Potomac Edison of approximately $.2 million for 2000, increasing over 8 years to an annual increase of approximately $4.3 million. The settlement approved by the West Virginia PSC directs Potomac Edison to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (a total of approximately $10.0 million) as a reduction of expenses over a four and one-half year period beginning July 1, 2000. Also, on July 1, 2000, Potomac Edison and Monongahela ceased their expanded net energy cost (fuel clause) as part of the settlement.

     On November 29, 2000, the Maryland PSC approved the Power Sales Agreement between Potomac Edison, d/b/a Allegheny Power, and PG&E Energy Trading-Power, L.P. covering the sale of the AES Warrior Run output to the wholesale market for the period January 1, 2001 through December 31, 2001. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the AES Warrior Run output are used to offset the capacity and energy costs Potomac Edison pays to the AES Warrior Run cogeneration project before determining amounts to be recovered from Maryland customers.

     Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates. This increase is a result of the phase-in of the rate increase approved by the Maryland PSC on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run PURPA project, was filed with the Maryland PSC on July 30, 1998 and was approved on October 27, 1998. The Maryland PSC approved rates to each customer class on December 22, 1998. Under the terms of the agreement, Potomac Edison increased its rates about 4% in each of the years 1999 and 2000, and will increase rates by about 4% in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that Potomac Edison share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, is being distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000 through April 30, 2001. Any sharing of earnings required for 2000 will be reflected as a credit on customers' bills starting in May 2001.

West Penn

      In November 1998, the Pennsylvania PUC approved a settlement agreement between West Penn and parties to West Penn's restructuring proceeding. Under the terms of the settlement, two-thirds of West Penn's customers were permitted to choose an alternate generation supplier as of January 2, 1999. The remaining one-third of West Penn's customers were permitted to do so starting January 2, 2000. The settlement agreement provided for a rate refund from 1998 revenue (about $25 million) via a 2.5% rate decrease throughout 1999, capped rate provisions and recovery of $670 million of transition costs during the transition period (1999 through 2008). In 1999, West Penn issued $600 million of transition bonds to "securitize" most of the transition costs. As a result of the "securitization" of transition costs, West Penn is authorized by the Pennsylvania PUC to collect an intangible transition charge (ITC) to provide revenues to service the transition bonds and the competitive transition charge (CTC) was correspondingly reduced. Actual CTC revenues billed to customers in 2000 and 1999 totaled $7.6 million and $92.7 million, respectively, net of gross receipts tax and a separate agreement with one customer to accelerate the recovery of CTC. Through December 31, 2000, the Company has recorded a regulatory asset of $25.3 million for the difference in the authorized CTC revenues, adjusted for $1 million securitization savings to be shared with customers and the actual transition revenues billed to customers. The Pennsylvania PUC has approved the recovery of this regulatory asset through a true-up mechanism. On December 21, 2000, the Pennsylvania PUC issued an order authorizing West Penn to defer the cumulative underrecovery of the "unsecuritized" transition costs as a regulatory asset for full and complete recovery. The November 1998 settlement also allowed West Penn to transfer its 3,778 MW of generating assets at net book value to Allegheny Energy Supply, which was completed in 1999.

AGC

     AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that can change is the return on equity (ROE). Pursuant to a settlement agreement filed with the FERC on April 4, 1996, AGC's ROE was set at 11% for 1996 and will continue at that rate until the time any affected party requests and the Commission grants a change. No party has requested any change.

ENVIRONMENTAL MATTERS

     The operations of the Allegheny-owned facilities, including generating stations, are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities. The generating units now owned by Allegheny Energy Supply are subject to the same environmental regulations as they were when owned by the Distribution Companies.

     The cost of meeting known environmental standards is provided in the "Capital Requirements and Financing" section of this report. Additional legislation or regulatory control requirements have been proposed and, if enacted, will require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.

Air Standards

     Allegheny currently meets applicable standards as to particulate emissions at its power stations through high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, and, at times, reduction of output. From time to time, minor excursions of stack emission opacity, normal to fossil fuel operations, are experienced and are accommodated by the regulatory process.

     Allegheny meets current emission standards as to sulfur dioxide (SO2) by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content, and the blending of low-sulfur with higher sulfur coal.

     The Clean Air Act Amendments of 1990 (CAAA), among other things, require an annual reduction in total utility emissions within the United States of 10 million tons of SO2 and two million tons of nitrogen oxides (NOx) from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired Allegheny plants were affected in Phase I, and the remaining plants were affected in Phase II. Installation of scrubbers at the Harrison Power Station was the strategy undertaken by Allegheny to meet the required SO2 emission reductions for Phase I (1995-1999). Allegheny estimates that its allowances will allow it to economically comply with Phase II SO2 limits through at least 2005 and beyond. Studies are ongoing to evaluate cost-effective options to comply with Phase II SO2 limits, including those available in connection with the emission allowance trading market. Burner modifications at most of the Allegheny-operated stations satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional NOx reductions, which will require some Selective Catalytic Reduction (SCR) or other post-combustion control technologies, are being mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons. Continuous emission monitoring equipment has been installed on all Phase I and Phase II units.

     In an effort to introduce market forces into pollution control, the CAAA created SO2 emission allowances. An allowance is defined as an authorization to emit one ton of SO2 into the atmosphere. Subject to regulatory limitations, allowances may be sold or banked for future use or sale. Allegheny received, through an industry allowance pooling agreement, a total of approximately 554,000 bonus and extension allowances during Phase I. These allowances were in addition to the CAAA Table A allowances that the Allegheny subsidiaries received of approximately 356,000 per year during the Phase I years. Beginning in 2000 for Phase II, Allegheny receives approximately 220,000 allowances per year. As part of its compliance strategy, Allegheny continues to study and, where appropriate, participate in the allowance market, making sales or purchases of allowances or participating in certain derivative or hedging allowance transactions.

     Title I of the CAAA established an Ozone Transport Region (OTR) consisting of the District of Columbia, the northern part of Virginia, and 11 northeastern states including Maryland and Pennsylvania. Sources within the OTR were required to reduce NOx emissions, a precursor of ozone, to a level conducive to attainment of the one-hour ozone National Ambient Air Quality Standard (NAAQS). The installation of Reasonably Available Control Technology (RACT) (overfire air equipment and/or low NO x burners) at all Pennsylvania and Maryland stations was completed by 1995. The installation of RACT also satisfied Title IV NOx reduction requirements.

     Title I of the CAAA also established an Ozone Transport Commission (OTC), which determined that utilities within the OTR would be required to make additional NO x reductions beyond RACT in order for the OTR to meet the ozone NAAQS. Under terms of a Memorandum of Understanding (MOU) among the OTR states, Allegheny-operated stations located in Maryland and Pennsylvania were required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. RACT controls installed in Allegheny's Maryland and Pennsylvania generating plants allowed

Allegheny to meet this compliance goal, and are expected to maintain the 55% reduction requirement through the year 2002. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, the MOU Phase III NOx reductions will most likely be superseded by the EPA's NOx State Implementation Plan (SIP) call as discussed below.

     In October 1998, the EPA issued a NOx SIP call rule that required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, beginning May 2003. The EPA's NOx SIP call regulation has been under litigation, but on March 3, 2000 the DC Circuit Court of Appeals issued a decision that upheld the regulation. However, the court did issue a subsequent order on August 30, 2000 that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. An appeal of the March 3, 2000 court decision is pending before the U.S. Supreme Court. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA's NOx SIP call requirements beginning May 2003. Maryland and Pennsylvania are not expected to delay this implementation date, nor are they legally required to do so. Also in 2000, West Virginia issued a proposed rule to implement the EPA's NOx SIP call requirements beginning May 2005. However, the EPA has indicated they are unlikely to approve the West Virginia rule unless it is revised to conform to the NOx SIP call requirements, including an initial compliance date of May 2004. Allegheny's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations.

     In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment of the ozone standard. In May 1999, the EPA issued a technical approval of the petitions and in December 1999 granted final approval of four of the petitions. The Section 126 petition rulemaking is also under litigation, with a decision expected Spring 2001. Allegheny's compliance plan for the Section 126 petition rulemaking would be the same as the NOx SIP call compliance plan discussed above.

     The EPA is required by law to regularly review the NAAQS for criteria pollutants including ozone, particulate, SO2, and NOx. Previous court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to PM and ozone standards were promulgated by the EPA in July 1997. However, the revised standards were legally challenged and in May 1999 the DC Circuit Court of Appeals remanded the revised standards back to the EPA for further consideration. That ruling is currently under appeal before the U.S. Supreme Court with a decision expected Spring 2001. Also, in May 1999, the EPA promulgated final regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). The EPA regional haze regulation is also under litigation. If eventually upheld in court, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Allegheny facilities. The effect on Allegheny of revision to any of these standards or regulations is unknown at this time, but could be substantial.

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

     Under an EPA-approved consent order with Pennsylvania, West Penn completed construction of a GEP stack at the Armstrong Power Station in 1982 at a cost of more than $13 million with the expectation that the EPA's reclassification of Armstrong County to "attainment status" under NAAQS for SO2 would follow. As a result of the 1985 revision of its stack height rules, the EPA refused to reclassify the area to attainment status. Subsequently, West Penn filed an appeal with the U.S. Court of Appeals for the Third Circuit for review of that decision as well as a petition for reconsideration with the EPA. In 1988, the Court dismissed West Penn's appeal, stating it could not decide the case while West Penn's request for reconsideration before the EPA was pending. West Penn cannot predict the outcome of this proceeding.

     In March 1998, the EPA released its Utility Air Toxics Report to Congress. The report itself did not recommend regulatory controls. However, the EPA did make a determination for regulatory controls in December 2000. The regulatory determination did not include any recommendations regarding the level or timing of reductions. However, the EPA plans to issue a proposed rule by December 2003 and a final rule by December 2004. Based on this schedule, it is unlikely implementation of mercury controls would be required before 2007-08.

Water Standards

     Under the National Pollutant Discharge Elimination System (NPDES), permits for all of Allegheny's stations and disposal sites are in place and all facilities are compliant with all permit terms, conditions and effluent limitations. However, as permits are renewed, more stringent permit limitations are being applied. Thus far Allegheny has successfully developed and scientifically justified, to the satisfaction of the regulatory agencies, alternate site-specific water quality criteria and thus avoided incurring the capital costs and potential liabilities of advanced wastewater treatment.

     However, there is significant activity at the Federal level on Clean Water Act (CWA) issues. There are pending rulemakings, for example regarding the Total Maximum Daily Load (TMDL) program, water quality standards, antidegradation review, human health and aquatic life water quality criteria, and mixing zones and CWA Section 316(b) Cooling Water Intake Structure. In

addition, the EPA is developing new policies concerning protection of endangered species under the CWA and imposition of new CWA requirements to address sediment and biological water quality criteria contamination. The outcome of these rulemakings will fundamentally change the traditional water quality management program from a chemical specific control of point sources to comprehensive and integrated watershed management. This regulatory shift will result in more restrictions on facility discharges as well as nonpoint source runoff resulting from land use practices such as agriculture and forestry and will ultimately address water quality impairment caused by atmospheric deposition.

     Over the past several years TMDLs have become a significant issue because of successful legal challenges to the EPA's treatment of TMDLs under the CWA in various states. Resulting consent orders in West Virginia and Pennsylvania require development and implementation of waste loads for point sources and load allocations for nonpoint sources on numerous water bodies not currently meeting water quality standards within a relatively short time frame (twelve years). Because of the scientific complexity of the issue, paucity of water quality data, the resource limitations of the state agencies as well as political considerations, it is likely that resulting TMDLs will require a disproportionate reduction in point source versus nonpoint source discharges. The direct result of the TMDLs will be further reductions in the amount of pollutants permitted to be discharged by Allegheny-owned power stations located on water quality impaired rivers. Indirectly, TMDL's can adversely affect Allegheny by prohibiting new or increased discharges and curtailing the wastewater discharges of its industrial customers.

     On July 13, 2000 the EPA finalized a rule that modifies the way states are required to implement the TMDL provisions of the CWA. The rule has drawn widespread bipartisan criticism from the regulated community, environmental organizations, governors, and state regulators, primarily because it usurps state authority, lacks a sound scientific basis and requires states to develop and implement a complex program in a short time frame with inadequate federal support. Congress responded to the criticism by placing a provision in a supplemental appropriations bill prohibiting the EPA from implementing the rule until October 2001. Although the final rule is not as onerous as the proposal, it still carries objectionable provisions, particularly those that require preparation of TMDLs for water bodies that are impaired in whole or in part by air emissions (particularly NOx and mercury). A number of petitions for review have been filed by various industry, agricultural, forestry and environmental groups with briefing likely to occur in 2001.

     The full implications of the evolving TMDL program will not be known until the EPA implements the final rule, the challenges are settled, and TMDLs are developed and implemented in specific watersheds.

     In anticipation of the potentially adverse impact of the TMDL program, Allegheny is proactively working with a number of watershed TMDL stakeholder groups, state agencies and the EPA to ensure development of sound and equitable TMDLs.

     In January 1993, The Hudson Riverkeeper and other environmental groups filed suit against the EPA to force the agency to promulgate rules that would minimize environmental impact from cooling water intake structures. Section 316(b) of the CWA requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impacts. After several amendments, the resulting consent decree divides the rulemaking into three phases:

1. Phase 1 applies to new facilities that employ a cooling water intake structure. The proposal was promulgated in June 2000 and final action must be taken by November 2001.

2. Phase 2 pertains to existing utilities and non-utility power producers that currently employ a cooling water intake structure, and whose flow exceeds a minimum threshold to be determined by the EPA. The rule is to be proposed by February 2002 with final action taken by August 2003.

3. Phase 3 will govern existing facilities that employ a cooling water intake structure not covered by the Phase 2 rule (pulp and paper, chemical plants, etc.) and whose intake flow exceeds a minimum threshold that will be determined by the EPA. The proposal is due by June 2003 with final action in December 2004.

     The Phase 1 new facility rule proposes strict uniform minimum technology requirements along with extensive site-specific study and monitoring requirements. If the proposal stands, new facilities will suffer severe siting restrictions, and will be subjected to costly environmental studies and time delays to accomplish the studies. In some situations, the new facilities could be required to apply dry cooling at significant additional cost. Moreover, the precedent-setting impact the new facility rule would have on existing facilities could be significant. It likely will require additional environmental studies and possibly even the installation of cooling towers on those facilities that are shown to be causing an "adverse environmental impact." Additionally, specific units could be forced to accept overall flow volume and velocity restrictions in water usage that could lead to derating units and undesirable energy supply reductions.

Hazardous and Solid Wastes

     Pursuant to the Resource Conservation and Recovery Act of 1976 (RCRA) and the Hazardous and Solid Waste Management Amendments of 1984, the EPA regulates the disposal of hazardous and solid waste materials. Maryland, Ohio, Pennsylvania, Virginia, and West Virginia have also enacted hazardous and solid waste management regulations that are as stringent as or more stringent than the corresponding the EPA regulations.

     Allegheny is in a continual process of either permitting new or re-permitting existing disposal capacity to meet future disposal needs. All disposal areas are currently operated to be in compliance with their permits.

     In addition to using coal combustion by-products (CCB's) in various power plant applications such as scrubber by-product stabilization at Harrison and Mitchell Power Stations, Allegheny Energy Supply on its own behalf and on behalf of Monongahela Power (the only Distribution Company still owning generation) continues to expand its efforts to market CCB's for beneficial applications and thereby reduce landfill requirements. In 2000, Allegheny received approximately $1,100,000 from the external sale and utilization of approximately 435,000 tons of fly ash, 225,000 tons of bottom ash and 28,000 tons of boiler slag. These CCB's were beneficially used in applications such as cement replacement, anti-skid materials, grit blasting material, mine reclamation, mine subsidence, structural fills, and grouting of mines and oil wells.

     Allegheny completed the construction of a processing plant, which will convert the flue gas desulfurization by-product from the Pleasants Power Station into a commercial grade synthetic gypsum material to be used in the manufacture of wallboard. The processing plant went into commercial production in 2000 and is expected to produce between 400,000 and 600,000 tons of gypsum per year for a wallboard manufacturing facility. This process will significantly reduce the amount of by-product going to an impoundment.

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

     The Distribution Companies are also among a group of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for the Jack's Creek/Sitkin Smelting Superfund Site and the Butler Tunnel Superfund Site in Pennsylvania. (See ITEM 3. LEGAL PROCEEDINGS for a description of these Superfund cases.)

Toxic Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know Toxics Release Inventory (TRI) reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, AE joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about power station releases were provided to media in Allegheny's service area and posted on the AE web site. The first TRI report was filed with the Environmental Protection Agency prior to the July 1, 1999 deadline date, reporting 18 million pounds of total releases for calendar year 1998. The TRI releases reported for AE facilities will vary from year to year, but are consistent with its role as one of the nation's major coal-fired generators of electricity. The releases reported are a direct result of the volume of coal burned to meet the demand of power. Other factors that may contribute to the changes in the releases from year to year include the kind of coal use, facility operational changes, and revised calculation methodologies. In June 2000, AE reported 28 million pounds of total estimated releases for calendar year 1999.

Global Climate Change

     Many uncertainties remain in the global climate change debate, including the relative contributions of human activities and natural processes, the extremely high potential costs of extensive mitigation efforts, and the significant economic and social disruptions, which may result from a large-scale reduction in the use of fossil fuels. Allegheny is responding appropriately and will continue to explore cost-effective opportunities to improve efficiency and performance. The scientific debate is continuing; however the Clinton Administration signed an international treaty called the Kyoto Protocol, which would require the U.S. to reduce emissions of Green House Gases (GHG) by 7% from 1990 levels in the 2008-2012 time period. With normal economic growth this requirement could mean as much as a 40% reduction of GHG by 2012. The U.S. Senate must ratify the Kyoto Protocol before it can be of any effect domestically, as must other nations subject to the treaty's provisions. The Senate passed a resolution in 1997 (S.R. 98) by a vote of 95-0 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the U.S. economy. The Kyoto Protocol does not appear to satisfy either of these conditions and, therefore, the previous Administration withheld it from consideration by the Senate. The U.S. electric utility industry generates about one third of the GHG emitted, with other Industries, Transportation and Agriculture the rest, or two thirds. Implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of fossil fuels as an energy source for new and existing power plants.

     If and when the need for reducing GHG emissions has been identified and scientifically supported, Allegheny believes that a global solution involving all nations will be needed and must give credit for voluntary actions taken; precipitous and urgent action under strict limits and timetables will result in severe economic dislocation and is not warranted based on the ongoing scientific debate; and that appropriate results can be achieved domestically by continuing to build upon Allegheny's corporate awareness and the notable progress of existing voluntary programs.

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

     The Distribution Companies and Allegheny Energy Supply maintain an active climate-related research program and are responsive to the GHG guidelines suggested in the national Energy Policy Act of 1992. As a result, Allegheny Energy Supply and the Distribution Companies have voluntarily reduced their total annual emissions of GHG by about 1,650,000 tons, as described in the latest filing with the Department of Energy .

     The Distribution Companies and Allegheny Energy Supply support EPRI whose climate research is funded at around $7 to $10 million per year and also support Edison Electric Institute's Climate Challenge Initiative; and have committed to invest $3.11 million in an electro technology and renewable energy venture capital fund.

     The Distribution Companies' and Allegheny Energy Supply's in-house research program has contributed to applications of new technology, operating efficiencies, reduced electrical losses and pollution emission reductions.

     West Penn, as part of its restructuring settlement approved by the Pennsylvania PUC in 1998, agreed to support five important climate related initiatives: 1) Renewable Energy Development, 2) Sustainable Energy Fund ($11,425,721 paid on December 31, 1998), 3) Renewable Energy Pilot Program ($300,000 each year), 4) Energy Cooperative Association of Pennsylvania (contribution of $4 million) and 5) Universal Service and Energy Conservation Program ($8.082 million per year).

     In response to environmental issues over the past 30 years, the Distribution Companies and Allegheny Energy Supply spent over $1.6 billion in capital expenditures and approximately $200 million annually in operations and maintenance. Allegheny is committed to environmental stewardship and the research needed to provide answers to difficult compliance problems. These actions will mitigate the impact of the Distribution Companies' and Allegheny Energy Supply's operations on the environment and ameliorate any alleged climate change impacts.

REGULATION

     Allegheny is subject to the broad jurisdiction of the SEC under PUHCA. The Distribution Companies are regulated as to substantially all of their operations by regulatory commissions in the states in which they operate. These companies and Allegheny Energy Supply's unregulated generation are also regulated as to various aspects of their business by the FERC. In addition, they are subject to numerous other local, state, and federal laws, regulations, and rules.

     In June 1995, the SEC published its report, which recommended changes to PUHCA, including a recommendation to Congress to repeal the entire act. Bills have been introduced in the Congress to repeal PUHCA, but have not passed. Allegheny cannot predict what changes, if any, will be made to PUHCA as a result of these activities.

     In 2000, the Distribution Companies continued to take part in and fund various programs to assist low-income customers, customers with special needs, and/or customers experiencing temporary financial hardship.

ITEM 2. PROPERTIES

     Substantially all of the properties of Monongahela and Potomac Edison are held subject to the lien of indentures securing their first mortgage bonds. In many cases, the properties of Monongahela, Potomac Edison, West Penn and Allegheny Energy Supply may be subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some of the properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien. Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, rights-of-way, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases, no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Distribution Companies possesses the power of eminent domain with respect to its public utility operations. (See also ITEM 1. BUSINESS and ALLEGHENY MAP.)

     MGS owns more than 375 natural gas wells located throughout West Virginia and has active leaseholds that cover more than 86,000 acres. In addition to its production assets, MGS owns (1) approximately 125 miles of high-pressure transmission facilities running from Jackson County, West Virginia, west to Huntington (Cabell County), West Virginia, where it terminates at various delivery locations into the facilities of Mountaineer, Columbia Gas, and the industrial plant facilities of various industrial end-users, and (2) approximately 400 miles of gathering lines located in the same general vicinity.

ITEM 3. LEGAL PROCEEDINGS

     On August 13, 1996, American Bituminous Partners, L.P., (AmBit), filed a request for arbitration alleging that the energy rate payable under its purchase power contract with Monongahela had been improperly calculated. The arbitration proceeding was bifurcated into a liability phase and, if necessary, a damages phase. On February 18, 1998, the arbitration panel made a determination in the liability phase. They determined that certain lime handling costs should have been a component of the energy rate and therefore were improperly accounted for in 1995 and 1996. Ambit and Monongahela entered into a Settlement Agreement, subject to the approval of the West Virginia PSC, resolving all disputes presented in, or which could have been presented in, the arbitration. By Order entered August 7, 2000, the Public Service Commission approved the Settlement Agreement.

     On December 17, 1999, AES/Beaver Valley, Inc., (AES/BV) filed a demand for arbitration with the American Arbitration Association. AES/BV requested a declaratory judgment that the Electric Energy Purchase Agreement (EEPA) approved by the PaPUC in 1986 continues to govern the transaction between West Penn and AES/BV for the sale of up to 125 MWH per hour of power as set forth in the EEPA, even if AES/BV's proposed improvements to the plant to comply with the more rigorous NOx standards result in an increase in the amount of energy the plant produces annually. AES/BV also requested an award of its attorneys fees and costs. On April 4, 2000, an arbitrator granted the declaratory judgment request of AES/BV, but denied its request for attorneys fees and costs.

     As of February 16, 2001, Monongahela has been named as a defendant along with multiple other defendants in a total of 7,825 pending asbestos cases involving one or more plaintiffs. Potomac Edison and West Penn have been named as defendants along with multiple other defendants in approximately one-half of those cases. Because these cases are filed in a "shotgun" format wherein multiple plaintiffs file claims against multiple defendants in the same case, it is presently impossible to determine the actual number of cases in which plaintiffs make claims against the Distribution Companies. However, based upon past experience and available data, it may be estimated that about one-third of the total number of cases filed actually involve claims against any or all of the Distribution Companies. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. With very few exceptions, plaintiffs claiming exposure at stations operated by the Distribution Companies were employed by third-party contractors, not the Distribution Companies. Three plaintiffs are known to be either present or former employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases, which include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. A total of 1,465 cases have been previously settled and/or dismissed against Monongahela for an amount substantially less than the anticipated cost of defense. While the Distribution Companies believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

     On January 27, 1995, Allegheny filed a declaratory judgment action in the Court of Common Pleas of Westmoreland County, Pa., against its historic comprehensive general liability (CGL) insurers. This suit sought a declaration that the CGL insurers have a duty to defend and indemnify the Distribution Companies in the asbestos cases, as well as in certain environmental actions. Three insurers settled. Another was dismissed as a party. The declaratory judgment action may be re-filed against that party in a different venue. Settlements from other insurance carriers are also being pursued. The final outcome of such proceedings, however, cannot be predicted.

     On March 4, 1994, the Distribution Companies received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, with respect to the Jack's Creek/Sitkin Smelting Superfund Site (Site). There are approximately 175 other PRPs involved. A Remedial Investigation/Feasibility Study (RI/FS) prepared by the EPA originally indicated remedial alternatives, which ranged as high as $113 million, to be shared by all responsible parties. A PRP Group consisting of approximately 40 members, and to which the Distribution Companies belong, has been formed and has submitted an addendum to the RI/FS, which proposes a substantially less expensive cleanup remedy. In 1999, the PRP Group entered into a consent order with the EPA to remediate the site. A final determination has not been made for the Distribution Companies' share of the remediation costs. However, at this time it is estimated that the effect on the Distribution Companies will not be material.

     On October 1, 1996, Potomac Edison received a questionnaire from the EPA concerning a release or threat of release of hazardous substances, pollutants, or contaminants into the environment at the Butler Tunnel Site located in Luzerne County, Pa. Potomac Edison notified the EPA that it has no records or recollection of any business relations with the site or any of the companies identified in the questionnaire. It is not possible to determine at this time what effect, if any, this matter may have on Potomac Edison.

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

     The Attorney General of the State of New York and the Attorney General of the State of Connecticut, in letters dated September 15, 1999, and November 3, 1999, respectively, notified AE of their intent to commence civil actions against AE and/or its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is located in West Virginia and is now jointly owned by Allegheny Energy Supply and Monongahela. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York indicated that he may assert claims under the state common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, AE and its subsidiaries are not able to determine what effect, if any, these actions may have on them.

     On August 2, 2000, AE received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. These electric generating stations are owned by Allegheny Energy Supply and Monongahela Power. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of the new source performance standards, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in some cases. AE believes its subsidiaries' generating facilities have been operated in accordance with the Clean Air Act and the rules implementing that Act. The experience of other utilities, however, suggests that in recent years, the EPA may have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the new source performance standards, or a major modification of the facility, which would require compliance with the new source performance standards. At this time, AE is not able to determine what effect, if any, the EPA's inquiry may have on its operations. If new source performance standards are applied to Allegheny generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures.

     In June, 2000, Monongahela was contacted by the U.S. Environmental Protection Agency (EPA) and the Environmental Enforcement Section of the Department of Justice (DOJ) concerning the release of approximately 19,000 gallons of non-PCB oil to the environment, following the catastrophic failure of a 500 MVA, 265 kV transformer on April 11, 1998 at Monongahela's Belmont substation. Monongahela informed the EPA and DOJ that it responded to this release immediately, thereby preventing any of the oil from reaching major waterways. Monongahela also informed the federal agencies that it has been working in conjunction with West Virginia Division of Environmental Protection regarding site clean-up and remediation. Monongahela continues to cooperate with EPA and DOJ toward resolution of the agencies' concerns. At this time, Monongahela cannot predict the outcome of this matter but reasonably believes it will not have a material impact on Monongahela.

      In connection with litigation concerning DQE, Inc.'s unilateral termination of the Agreement and Plan of Merger dated April 5, 1997 with AE, on May 17, 2000, the Third Circuit Court of Appeals affirmed the District Court's decision that DQE did not breach the merger agreement. No request for reconsideration or other appeal has been filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AE, Monongahela, Potomac Edison, West Penn and AGC did not submit any matters to a vote of shareholders during the fourth quarter of 2000. 55

The names of the executive officers of each company, their ages as of December 31, 2000, the positions they hold, or held during 2000, and their business experience during the past five years appears below:

Executive Officers of the Registrants Position (a) and Period of Service

Name	Age	AE	MP	PE	WP	AGC

Paul M. Barbas(b)	44	Vice President (7/99 - )
David C. Benson(c)						Vice President (2/00 -
Regis F. Binder(d)	48	Vice President & Treasurer (12/98 - )	Treasurer (12/98 - )	Treasurer (12/98 - )	Treasurer (12/98 - )	V.P. (2/00- ) and Treasurer (12/98 - )
Eileen M. Beck(e)	59	Secretary (1988-7/00) Previously Asst. Treasurer (1979-95)	Secretary (1995-7/00) Previously Asst. Treasurer (1981-95) Asst. Secretary (1988-94)	Secretary (1996-7/00) Previously Asst. Secretary (1988-95)	Secretary (1996-7/00) Previously Asst. Secretary (1988-95)	Secretary (1982-7/00)
Marleen L. Brooks(f)	49	Secretary (7/00 - ) Previously, Asst. Secretary (4/00-7/00)	Secretary (7/00 - ) Previously, Asst. Secretary (4/00-7/00)	Secretary (7/00 - ) Previously, Asst. Secretary (4/00-7/00)	Secretary (7/00 - ) Previously, Asst. Secretary (4/00-7/00)	Secretary (7/00 - ) Previously, Asst. Secretary (4/00-7/00)
Donald R. Feenstra(g)						Vice President (2/00-1/01)
Richard J. Gagliardi	50	Vice President (1991 - )	Asst. Secretary (1990-96)			Vice President (2/00 - ) Previously, Asst. Treasurer (1982-96)

Executive Officers of the Registrants (continued) Position (a) and Period of Service
Name	Age	AE	MP	PE	WP	AGC

James R. Haney(h)	44		Vice President (1998- )	Vice President (1998- )	Vice President (1998- )
Thomas K. Henderson	60	Vice President (1997- ) & General Counsel (5/99- )	Vice President (1995- )	Vice President (1995- )	Vice President (1985- )	Director & V.P. (1996- )
Kenneth M. Jones(i)	63	V.P. (1991-4/00) Previously, Controller (1991-1998)				Director & V.P. (1991-1999)
Thomas J. Kloc	48	Vice President & Controller (1998- )	Controller (1996- )	Controller (1988- )	Controller (1995- )	V.P. (1999- ) Controller & (1988- ) Director (1999-2/00)
James D. Latimer(j)	62		Vice President (1995-11/00)	Vice President (1995-11/00) Previously Exec. V.P. (1994-95)	Vice President (1995-11/00)
Ronald A. Magnuson(k)	43		Vice President (1999- )	Vice President (1999- )	Vice President (1999- )
Michael P. Morrell(l)	52	Senior Vice President (1996- )	Dir. V.P. (1996- )	Dir. V.P. (1996- )	Dir. V.P. (1996- )	Dir. V.P. (1996- )
Alan J. Noia	53	Chairman & CEO (1996- ) & President & Director (1994- ) Previously, COO (1994-96)	Chairman & CEO (1996- ) & Director (1994- )	Chairman & CEO (1996- ) & Director (1990- )	Chairman & CEO (1996- ) & Director (1994- )	Chairman & CEO (1996- ) Previously, President (1996-2/00) Director & V.P. (1994-96)
Karl V. Pfirrmann(m)			Vice President (5/00- )	Vice President (5/00- )	Vice President (5/00- )
Jay S. Pifer	63	Senior Vice President (1996- )	President & Director (1995- )	President & Director (1995- )	President (1990- ) & Director (1992- )

Executive Officers of the Registrants (continued) Position (a) and Period of Service

Victoria V. Schaff(n)	56	Vice President (1997- )	Vice President (5/00- ) & Director (2/01 - )	Vice President (5/00- ) & Director (2/01 - )	Vice President (5/00- ) & Director (2/01 - )	Director (2/01 - )
Peter J. Skrgic(o)	59	Senior Vice President (1994-2/01)	Vice President (1996-2/01) & Director (1990-2/01)	Vice President & Director (1990-2/01)	Vice President (1996-2/01) & Director (1990-2/01)	President & Director (2/00-2/01) Previously, Vice President & Director (1989-2/00)
Robert R. Winter	57		Vice President (1987- )	Vice President (1995- )	Vice President (1995- )

(a)	All officers and directors are elected annually, except the Board of AE, which is a staggered Board.
(b)	Prior to his appointment as Vice President of AE, Mr. Barbas was President, GE Capital Rental Services (3/97-2/99) and President, GE Capital Computer Rental Services (10/93-3/97).
(c)	Prior to his appointment as Vice President of AGC, Mr. Benson was Vice President, AESC (7/98); Vice President & Assistant Treasurer AESC(5/96-7/98); and Vice President AESC (6/95-5/96).
(d)

Prior to his appointment as Vice President and Treasurer of AE and Treasurer of MP, PE, WPP and AGC, Mr. Binder was Executive Director, Regulation and Rates for AESC (1997-1998); General Manager, Industrial Marketing for AESC (1996-1997); and Director, Rates for AESC (1995-1996).

(e)	Ms. Beck retired effective July 1, 2000.
(f)	Prior to her appointment as Assistant Secretary, Ms. Brooks was Senior Attorney for AESC (2/99 - 4/00); and Attorney for AESC and Potomac Edison (7/81 - 2/99).
(g)	Mr. Feenstra retired effective 1/01. Prior to his appointment as Vice President of AGC, Mr. Feenstra was Vice President of AESC from 6/95-1/01.
(h)

Prior to his appointment as Vice President Customer Operations, Mr. Haney was Executive Director, Operating Business Unit (8/98-10/98); Director, Operations Services (5/96-8/98); Director, Transmission Projects (12/95-5/96); Manager, Construction (AESC) (2/95-12/95).

(i)	Mr. Jones retired effective April 1, 2000.
(j)	Mr. Latimer retired effective November 1, 2000.
(k)

Prior to his appointment as Vice President of MP, PE and WPP, Mr. Magnuson was Executive Director, Customer Affairs (4/99-7/99); Executive Director, Human Resources (10/98-4/99); and Director Human Resources (1/95-10/98).

(l)

Prior to his appointment as Senior Vice President of AE and Vice President of MP, PE WPP and AGC, Mr. Morrell was V.P. - Regulatory and Public Affairs, Jersey Central Power & Light Company (JCPP&L) (8/94-4/96).

(m)	Prior to his appointment as Vice President of MP, PE, WPP, Mr. Pfirrmann was Vice President AESC (9/95-5/96); Vice President MP, PE, WP(5/96-8/98); and Vice President AESC (8/98-5/00).
(n)	Prior to her appointment as Vice President of AE, Ms.Schaff was a Vice President of AESC (1/96-1/97) and a Federal Affairs Representative with The Union Electric Company (4/88-12/95).
(o)	Mr. Skgric resigned all of his positions effective February 1, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

AE

     AYE is the trading symbol of the common stock of AE on the New York, Chicago, and Pacific Stock Exchanges. The stock is also traded on the Amsterdam (Netherlands) and other stock exchanges. As of December 31, 2000, there were 40,589 holders of record of AE's common stock.

The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:
	2000			1999
	Dividend	High	Low	Dividend	High	Low
1st Quarter	43 cents	$29.5625	$23.625	43 cents	$34.5	$28.6875
2nd Quarter	43 cents	$31.75	$26.6875	43 cents	$35.1875	$29.50
3rd Quarter	43 cents	$39.875	$27.75	43 cents	$34.875	$31.0
4th Quarter	43 cents	$48.75	$36.6875	43 cents	$33.125	$26.1875

The high and low prices through March 10, 2001 were $49.00 and $39.5625 The last reported sale on that date was at $47.34.

Monongahela, Potomac Edison, and West Penn. The information required by this Item is not applicable as all the common stock of those companies is held by AE.

AGC. The information required by this Item is not applicable as all the common stock of AGC is held by Monongahela and Allegheny Energy Supply Company, LLC. 59
ITEM 6. SELECTED FINANCIAL DATA
Page No.
AE	D-1
Monongahela	D-6
Potomac Edison	D-9
West Penn	D-12
AGC	D-15

The information required by this Item was furnished in the copy of the Form 10-K filed with the Securities and Exchange Commission and is also found in AE's Annual Report to Stockholders for 2000. You may obtain an Annual Report to Stockholders upon making a written or an oral request directed to: Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740, Attention: Marleen L. Brooks, Secretary (tel. 301-790-3400).

Allegheny Energy, Inc.
Condensed Financial Statements
Year ended December 31, 2000	Monongahela Power Company and Subsidiaries	The Potomac Edison Company and Subsidiaries	West Penn Power Company and Subsidiaries	Allegheny Ventures, Inc. and Subsidiaries	Allegheny Energy Supply Company, LLC and Subsidiary

(Thousands of dollars)
Balance Sheets
Assets
Property, plant, and equipment*	$2,545,764	$1,410,382	$1,654,283	$25,341	$3,807,691
Accumulated depreciation	(1,152,953)	(514,167)	(543,000)	(1,040)	(1,754,823)
	1,392,811	896,215	1,111,283	24,301	2,052,868
Excess of cost over net assets acquired	200,183			1,152
Cash and temporary cash investments	3,658	4,685	6,116	2,422	420
Other current assets	282,525	139,891	282,428	11,145	535,478
Regulatory assets	90,004	53,712	428,953
Other	60,387	14,258	10,856	25,072	18,806
Total	$2,029,568	$1,108,761	$1,839,636	$64,092	$2,607,572
*Includes construction work in progress	$ 33,476	$ 14,122	$ 25,459		$107,284
Capitalization and liabilities
Common stock, other paid-in capital,
retained earnings, and accumulated other
comprehensive income	$ 707,899	$ 412,753	$ 422,121	$58,741	$759,643
Preferred stock	74,000
Long-term debt and QUIDS	606,734	410,011	678,284		563,433
Minority interest					38,980
Short-term debt	37,015	42,685			219,015
Other current liabilities	277,739	94,394	212,574	5,345	535,084
Unamortized investment credit	11,859	10,555	20,899		65,823
Deferred income taxes	219,647	89,285	189,302		399,751
Regulatory liabilities	50,231	32,309	15,162		23,625
Adverse power purchase commitments			278,338
Other	44,444	16,769	22,956	6	2,218
Total	$2,029,568	$1,108,761	$1,839,636	$64,092	$2,607,572
Statements of operations
Operating revenues	$ 828,047	$ 827,818	$1,045,627	$22,626	$2,259,572
Operating expenses	692,680	707,029	881,311	20,981	2,151,660
Operating income	135,367	120,789	164,316	1,645	107,912
Other income and deductions	4,186	6,125	4,379	821	3,542
Income before interest charges, preferred
dividends, and extraordinary charge, net	139,553	126,914	168,695	2,466	111,454
Interest charges and preferred dividends	50,013	42,529	66,293	264	33,458
Balance for common stock before
extraordinary charge, net	89,540	84,385	102,402	2,202	77,996
Extraordinary charge, net	(63,124)	(13,899)
Minority interest					(2,508)
Balance for common stock	$ 26,416	$ 70,486	$ 102,402	$ 2,202	$75,488

Allegheny Energy, Inc.
Consolidated Statistics

Year ended December 31	2000	1999	1998	1997	1996	1995	1990
Summary of operations (Millions of dollars)
Operating revenues	$4,011.9	$2,808.4	$2,576.4	$2,369.5	$2,327.6	$2,315.2	$1,829.9
Operation expense	2,602.4	1,498.1	1,286.0	1,065.9	1,013.0	1,024.9	866.6
Maintenance	230.3	223.5	217.5	230.6	243.3	249.5	182.0
Restructuring charges and asset write-offs					103.9	23.4
Depreciation	247.9	257.5	270.4	265.7	263.2	256.3	180.9
Taxes other than income	210.2	190.3	194.6	187.0	185.4	184.7	152.5
Taxes on income	184.8	164.4	168.4	168.1	128.0	154.2	106.4
Allowance for funds used during construction	(7.2)	(6.9)	(5.0)	(8.3)	(5.9)	(8.2)	(7.2)
Interest charges, preferred dividends, and preferred
redemption premiums	234.4	197.7	189.7	197.2	191.1	196.9	161.1
Other income and deductions	(4.5)	(1.6)	(8.2)	(18.0)	(4.4)	(6.2)	(3.8)
Consolidated income before extraordinary charge	313.7	285.4	263.0	281.3	210.0	239.7	191.4
Extraordinary charge, net (a)	(77.0)	(27.0)	(275.4)
Consolidated net income (loss)	$236.6	$258.4	($12.4)	$281.3	$210.0	$239.7	$191.4
Common stock data (b)
Shares issued (thousands)	122,436	122,436	122,436	122,436	121,840	120,701	106,984
Treasury shares (thousands)	(12,000)	(12,000)
Shares outstanding (thousands)	110,436	110,436	122,436	122,436	121,840	120,701	106,984
Average shares outstanding (thousands)	110,436	116,237	122,436	122,208	121,141	119,864	106,102
Earnings per average share: (c)
Consolidated income before extraordinary
Charge	$2.84	$2.45	$2.15	$2.30	$1.73	$2.00	$1.80
Extraordinary charge, net (a)	(0.70)	(0.23)	(2.25)
Consolidated net income (loss)	$2.14	$2.22	($0.10)	$2.30	$1.73	$2.00	$1.80
Dividends paid per share	$1.72	$1.72	$1.72	$1.72	$1.69	$1.65	$1.58
Dividend payout ratio (d)	60.6%	64.6%	73.5%	74.7%	97.5%	82.5%	87.6%
Shareholders	40,589	44,873	48,869	53,389	58,677	63,280	63,201
Market price per share:
High	$48 3/4	$35 3/16	$34 15/16	$32 19/32	$31 1/8	$29 1/4	$21 1/16
Low	$23 5/8	$26 3/16	$26 5/8	$25 1/2	$28	$21 1/2	$17
Close	$48 3/16	$26 15/16	$34 1/2	$32 1/2	$30 3/8	$28 5/8	$18 7/16
Book value per share	$15.76	$15.35	$16.61	$18.43	$17.80	$17.65	$15.26
Return on average common equity (d)	18.28%	16.16%	13.26%	12.63%	9.69%	11.35%	11.78%
Capitalization data (Millions of dollars)
Common stock	$1,740.7	$1,695.3	$2,033.9	$2,256.9	$2,169.1	$2,129.9	$1,632.3
Preferred stock:
Not subject to mandatory redemption	74.0	74.0	170.1	170.1	170.1	170.1	235.1
Subject to mandatory redemption							30.6
Long-term debt and QUIDS	2,559.5	2,254.5	2,179.3	2,193.1	2,397.1	2,273.2	1,642.2
Total capitalization	$4,374.2	$4,023.8	$4,383.3	$4,620.1	$4,736.3	$4,573.2	$3,540.2
Capitalization ratios:
Common stock	39.8%	42.1%	46.4%	48.8%	45.8%	46.6%	46.1%
Preferred stock:
Not subject to mandatory redemption	1.7	1.9	3.9	3.7	3.6	3.7	6.6
Subject to mandatory redemption							0.9
Long-term debt and QUIDS	58.5	56.0	49.7	47.5	50.6	49.7	46.4
Total assets (Millions of dollars)	$7,697.0	$6,852.4	$6,535.2	$6,654.1	$6,618.5	$6,447.3	$4,561.3

a Write-off in connection with deregulation proceedings in West Virginia, Virginia, Ohio, Maryland, and Pennsylvania and costs associated with the reacquisition of first mortgage bonds.

b Reflects a two-for-one common stock split effective November 4, 1993.

c Basic and diluted earnings per average share.

d Excludes the extraordinary charge, net, and Pennsylvania restructuring activities in 1998, the extraordinary charge and other charges for merger-related costs and a long dormant pumped-storage generation project in 1999, and the extraordinary charge in 2000. Includes the effect of internal restructuring in 1995 and 1996.

Allegheny Energy, Inc.
Consolidated Statistics (continued)
Year ended December 31	2000	1999	1998	1997	1996	1995	1990
Property data (Millions of dollars)
Gross property	$9,507.0	$8,839.7	$8,395.3	$8,451.4	$8,206.2	$7,812.7	$5,986.2
Accumulated depreciation	(3,967.6)	(3,632.6)	(3,395.6)	(3,155.2)	(2,910.0)	(2,700.1)	(1,946.1)
Net property	$5,539.4	$5,207.1	$4,999.7	$5,296.2	$5,296.2	$5,112.6	$4,040.1
Gross additions during year
Regulated	$207.6	$266.2	$229.4	$284.7	$289.5	$319.1	$321.8
Unregulated and other	$195.6	$141.3	$1.8	$1.4	$178.5
Ratio of provisions for depreciation to
depreciable property	2.85%	3.23%	3.28%	3.34%	3.47%	3.50%	3.27%
Revenues (Millions of dollars) (e)
Residential	$1,018.6	$930.3	$880.6	$892.9	$932.2	$927.0	$649.5
Commercial	536.5	500.3	501.4	490.5	492.7	493.7	343.0
Industrial	772.8	720.5	753.5	748.1	752.9	770.2	571.5
Wholesale and street lighting	57.4	42.4	69.0	65.1	66.6	59.6	47.1
Revenues from regular utility customers	2,385.3	2,193.5	2,204.5	2,196.6	2,244.4	2,250.5	1,611.1
Other non-gWh	40.7	9.8	9.9	6.4	7.7	6.5	8.5
Bulk power	135.8	45.7	69.8	39.6	22.4	13.0	160.0
Transmission and other energy services	73.2	61.0	45.2	41.1	52.4	45.2	50.3
Total regulated revenues	$2,635.0	$2,310.0	$2,329.4	$2,283.7	$2,326.9	$2,315.2	$1,829.9
Total unregulated revenues	$2,281.6	$879.4	$247.0	$85.8	$0.7
Other	$22.6	$8.9
Sales volumes-gWh
Residential	14,062	13,562	12,939	12,832	13,328	13,003	11,264
Commercial	9,510	8,955	8,626	8,176	8,132	7,963	6,670
Industrial	20,320	19,846	19,675	19,040	18,568	18,457	16,511
Wholesale and street lighting	1,531	1,478	1,409	1,422	1,456	1,304	1,101
Regular utility transactions	45,423	43,841	42,649	41,470	41,484	40,727	35,546
Bulk power	750	571	3,037	1,667	966	507	5,432
Transmission and other energy services	10,851	8,450	7,345f	12,367	17,402	14,586	17,016
Total regulated transactions	57,024	52,862	53,031	55,504	59,852	55,820	57,994
Total unregulated transactions	41,707	15,854	8,278	3,734	109
Output and delivery-gWh
Steam generation	46,773	44,776	44,323	43,463	40,067	39,174	41,933
Hydro and pumped-storage generation	1,969	1,648	1,326	1,171	1,348	1,234	1,426
Pumped - storage input	(2,327)	(1,963)	(1,498)	(1,298)	(1,405)	(1,390)	(1,568)
Purchased power	43,917	17,365	11,505	6,485	5,518	5,021	1,560
Transmission and other energy services	10,851	8,450	7,777	12,367	17,402	14,586	17,016
Combustion turbines	56	7
Losses and system uses	(3,075)	(3,066)	(2,124)	(2,950)	(2,969)	(2,805)	(2,373)
Total transactions as above	98,164g	67,217g	61,309	59,238	59,961	55,820	57,994
Energy supply
Generating capability-MW
Regulated-owned	2,356	4,451	8,121	8,071	8,070	8,070	7,991
Unregulated-owned	6,407	4,142	276	276
Unregulated contracts (h)	479	299	299	299	299	299	160
Maximum hour peak-MW	7,791i	7,788i	7,314i	7,423	7,500	7,280	6,070
Load factor-regulated	70.2%j	70.5%j	69.1%j	68.3%	67.5%	68.3%	71.3%
Heat rate-Btus per kWh	9,919k	9,963	9,939	9,936	9,910	9,970	9,944
Fuel costs-cents per million Btus	118.57l	119.61	128.92	130.05	129.22	130.20	140.97
e Eliminations between regulated and unregulated are shown on page 31.
f Excludes 432 gWh delivered to customers participating in the Pennsylvania pilot program that are included in regulated utility transactions sales volumes
g Net of 1,499 gWh eliminated between regulated and unregulated.
h Capability available through contractual arrangements with unregulated generators.
i Peak coincident load of all customers provided delivery service within the Company's service territory irrespective of the generation service chosen by the customers therein.
j Based on peak coincident load.
k Includes the combustion turbines' heat rate.
l Includes the combustion turbines' fuel costs.

Allegheny Energy, Inc.
Regulated Statistics

Year ended December 31	2000	1999	1998	1997	1996	1995	1990
Customers (thousands) a
Residential	1,495.1	1,250.6	1,236.9	1,224.9	1,213.7	1,204.4	1,133.4
Commercial	187.9	158.1	154.7	151.5	148.5	146.0	132.2
Industrial	26.3	25.9	25.5	25.2	25.0	24.6	22.8
Other	1.3	1.3	1.3	1.3	1.3	1.3	1.3
Total customers	1,710.6	1,435.9	1,418.4	1,402.9	1,388.5	1,376.3	1,289.7
Average annual use (kWh per customer b )
Residential	10,993	10,913	10,486	10,521	11,042	10,865	10,011
All retail service	28,847	28,285	28,174	28,647	29,085	28,908	26,996
Average rate (cents per kWh) b
Residential	6.89	7.03	6.90	6.96	6.99	7.13	5.77
All retail service	5.30	5.45	5.32	5.36	5.46	5.58	4.56

a Electric and gas customers in the Company's regulated franchised service territory receiving delivery service.

b Use and rate statistics are calculated based on full-service customers (customers receiving both generation and delivery from the Company).

Dividends Paid-Range of Common Stock Prices Per Share

	2000				1999
NYSE Composite Transactions	Dividend	High	Low	Close	Dividend	High	Low	Close
1st Quarter	43cents	$29 9/16	$23 5/8	$27 3/4	43cents	$34 1/2	$28 11/16	$29 1/2
2nd Quarter	43	31 3/4	26 11/16	27 9/16	43	35 3/16	29 1/2	32 1/16
3rd Quarter	43	39 7/8	27 3/4	38	43	34 7/8	31	31 7/8
4th Quarter	43	48 3/4	36 11/16	48 3/16	43	33 1/8	26 3/16	26 15/16

The high and low prices in 2001 were $47.4375 and $41.0625 through February 1, 2001. The last reported sale on that date was $45.10.
Quarterly Financial Information (Unaudited)
(Millions of dollars)
					Basic and Diluted Earnings Per Average Share
Quarter Ended	Operating Revenues	Operating Income	Consolidated Income Before Extraordinary Charge, Net	Extraordinary Charge, Net	Consolidated Net Income (Loss)	Consolidated Income Before Extraordinary Charge, Net	Extraordinary Charge, Net	Consolidated Net Income (Loss)

March 1999	$ 690.0	$140.2	$97.8		$97.8	$.80		$.80
June 1999	643.4	111.7	64.5		64.5	.55		.55
September 1999	741.4	117.2	71.3		71.3	.63		.63
December 1999*	733.7	105.5	51.8	$(27.0)	24.8	.46	$(.24)	.22
March 2000**	866.8	140.1	86.4	(70.5)	15.9	.78	(.64)	.14
June 2000	865.3	118.9	71.5		71.5	.65		.65
September 2000	1,058.5	128.0	76.1		76.1	.69		.69
December 2000***	1,221.3	149.2	79.7	(6.5)	73.2	.72	(.06)	.66

*  Results for the fourth quarter of 1999 reflect charges for Maryland restructuring, retiring debt related to the securitization of Pennsylvania stranded costs, merger-related costs, and a long dormant pumped-storage generation project.

** Results for the first quarter of 2000 reflect charges for West Virginia restructuring.

*** Results for the fourth quarter of 2000 reflect charges for Ohio and Virginia restructuring.

Allegheny Energy, Inc.
Investor Information

Dividend Declarations

Dividends are normally declared on the first Thursday of March, June, September, and December. Record dates are normally the second Monday after the dividend is declared, with payment dates the last business day of March, June, September, and December.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan provides shareholders with a convenient way to purchase additional shares of the Company's stock. Participants may at the time of each cash dividend payment on the stock have all or part of their dividends automatically invested in additional shares or invest any additional amount they wish between $50 and $10,000 in such shares or do both. The offering of shares under the Plan is made only by Prospectus. To get the Prospectus and an Authorization Form to enroll in the Plan, contact Mellon Investor Services, L.L.C., at 1-800-648-8389 or write to Gregory L. Fries, Manager, Investor Relations, Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740-1766, or e-mail: investorinfo@alleghenyenergy.com.

Annual Meeting
The Annual Meeting of Shareholders will be held on the eleventh floor of the offices of J.P. Morgan Chase & Co., 270 Park Ave., New York, NY, on Thursday, May 10, 2001, at 9:30 a.m.

Options Trading
Allegheny Energy, Inc. has been selected for options trading on The American Stock Exchange, the Pacific Exchange, and the Chicago Board Options Exchange.

Form 10-K

The Company will provide without charge to each beneficial holder of its common stock, on the written request of such person, a copy of Allegheny Energy's combined Annual Report to the Securities and Exchange Commission on Form 10-K for 2000. Any such request should be directed to Cynthia A. Shoop, Vice President, Corporate Communications, Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740-1766, or investorinfo@alleghenyenergy.com. The report can also be found in electronic format at www.alleghenyenergy.com.

Duplicate Mailings/Direct Deposit of Dividends

If you receive duplicate mailings of the Annual Report or wish to have your dividends deposited directly to your banking institution, please notify Mellon Investor Services, L.L.C., P.O. Box 3316, South Hackensack, NJ 07606. To speak to a representative responsible for Allegheny Energy shareholder accounts, call 1-800-648-8389.

Stock Transfer Agent and Registrar
Mellon Investor Services, L.L.C., Overpeck Centre, 85 Challenger Road, Ridgefield Park, NJ 07660. The internet address is www.mellon-investor.com.

Monongahela Power Company and Subsidiaries
QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)
Quarter Ended
	2000				1999
	Mar	June	Sept	Dec	Mar	June	Sept	Dec

Operating revenues	$193,477	$176,734	$194,942	$262,894	$170,642	$160,459	$178,330	$163,904
Operating income	32,718	25,543	37,633	39,473	30,321	25,102	32,595	31,019
Consolidated net Income (loss)	(33,809)	17,275	28,390	19,599	23,250	18,556	26,631	23,890
SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)
	2000	1999	1998	1997	1996	1995
Electric and gas operating revenues:
Residential	$230,924	$210,757	$200,896	$199,931	$206,033	$209,065
Commercial	144,345	130,052	126,464	118,825	121,631	124,457
Industrial	220,593	217,792	208,613	196,716	200,970	212,427
Wholesale and street lighting	7,468	7,138	7,656	7,600	7,513	7,255
Electric revenues from regular customers	603,330	565,739	543,629	523,072	536,147	553,204
Affiliated	101,975	84,747	77,314	83,600	74,825	73,216
Gas revenues	103,579
Other non-kWh	4,832	4,299	4,426	4,379	4,136	3,722
Bulk power	818	6,567	8,509	7,299	4,772	2,749
Transmission and other energy
services	13,513	11,983	11,244	9,961	12,591	10,589
Total revenues	828,047	673,335	645,122	628,311	632,471	643,480

Operating expense	444,696	345,565	313,795	305,487	310,480	330,740
Maintenance	70,850	63,993	67,033	70,561	74,735	73,041
Internal restructuring charges and
asset write-off					24,299	5,493
Depreciation	70,508	60,905	58,610	56,593	55,490	57,864
Taxes other than income	55,987	43,395	44,742	38,776	40,418	38,551
Taxes on income	50,639	40,440	49,456	47,519	34,496	41,834
Allowance for funds used during
construction	(902)	(1,774)	(1,043)	(1,386)	(672)	(1,393)
Interest charges	45,738	34,603	36,153	38,730	38,604	39,872
Other income, net	(4,048)	(6,119)	(6,049)	(8,498)	(6,831)	(9,235)
Consolidated Income before
Extraordinary charge	94,579	92,327	82,425	80,529	61,452	66,713
Extraordinary charge, net (a)	(63,124)	.	.	.	.	.
Consolidated Net income	$ 31,455	$ 92,327	$ 82,425	$ 80,529	$ 61,452	$ 66,713

Return on average common equity (b)	14.43%	15.29%	13.62%	13.99%	11.00%	11.92%
(a) Write-off in connection with Ohio and West Virginia deregulation proceedings.
(b) Excludes a charge for a long dormant pumped-storage generation project in 1999. Includes the effect of internal restructuring in 1995 and 1996.

Monongahela Power Company and Subsidiaries
CONSOLIDATED FINANCIAL AND OPERATING STATISTICS
	2000	1999	1998	1997	1996	1995
PROPERTY, PLANT, AND EQUIPMENT
at Dec. 31 (Thousands):
Gross	$2,545,764	$2,173,603	$2,007,876	$1,950,478	$1,879,622	$1,821,613
Accumulated depreciation	(1,152,953)	(958,867)	(883,915)	(840,525)	(790,649)	(747,013)
Net	$1,392,811	$1,214,736	$1,123,961	$1,109,953	$1,088,973	$1,074,600

GROSS ADDITIONS TO PROPERTY
(Thousands):	$ 82,243	$ 82,483	$ 72,795	$ 78,139	$ 72,577	$ 75,458

TOTAL ASSETS at Dec. 31
(Thousands):	$2,005,668	$1,626,406	$1,519,764	$1,497,756	$1,486,742	$1,480,591

CAPITALIZATION at Dec. 31
(Thousands)
Common stock	$ 707,899	$ 578,951	$ 570,188	$ 540,930	$ 512,212	$ 505,752
Preferred stock	74,000	74,000	74,000	74,000	74,000	74,000
Long-term debt and QUIDS	606,734	503,741	453,917	455,088	474,841	489,995
	$1,388,633	$1,156,692	$1,098,105	$1,070,018	$1,061,053	$1,069,747

Ratios:
Common stock	51.0%	50.0%	51.9%	50.6%	48.3%	47.3%
Preferred stock	5.3	6.4	6.8	6.9	7.0	6.9
Long-term debt and QUIDS	43.7	43.6	41.3	42.5	44.7	45.8
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
GENERATING CAPABILITY-
kw at Dec. 31:
Company-owned	2,356,000	2,352,250	2,326,300	2,326,300	2,326,300	2,326,300
Nonutility contracts (a)	161,000	161,000	161,000	161,000	161,000	161,000

KILOWATT-HOURS (Thousands):
Sales Volumes:
Residential	3,148,565	2,884,144	2,757,067	2,764,630	2,815,414	2,807,135
Commercial	2,439,764	2,148,361	2,102,604	1,987,147	2,007,116	1,967,473
Industrial	5,975,983	5,736,718	5,510,925	5,224,364	5,024,257	5,114,126
Wholesale and street
lighting	158,303	152,476	142,797	142,827	142,198	138,456
Sales to regular
customers	11,722,615	10,921,699	10,513,393	10,118,968	9,988,985	10,027,190
Affiliated	3,489,689	2,746,111	1,950,803	2,080,542	1,694,722	1,596,081
Bulk power	29,966	191,784	301,656	249,505	196,843	105,126
Transmission and other
energy services	2,698,380	2,138,247	1,932,160	3,007,439	4,218,150	3,497,216
Total sales volumes	17,940,650	15,997,841	14,698,012	15,456,454	16,098,700	15,225,613
Output and Delivery:
Steam generation	12,723,425	12,146,537	11,251,721	10,936,469	10,678,491	10,620,003
Pumped-storage generation	479,128	372,658	288,266	241,958	263,640	257,284
Pumped-storage input	(612,800)	(481,872)	(370,822)	(310,565)	(337,451)	(330,915)
Purchased power	3,358,567	2,562,752	2,283,055	2,294,059	2,040,136	1,903,644
Transmission and other
energy services	2,698,380	2,138,247	1,932,160	3,007,439	4,218,150	3,497,216
Losses and system uses	(706,050)	(740,481)	(686,368)	(712,906)	(764,266)	(721,619)
Total transactions as
above	17,940,650	15,997,841	14,698,012	15,456,454	16,098,700	15,225,613

Monongahela Power Company and Subsidiaries
CONSOLIDATED FINANCIAL AND OPERATING STATISTICS (continued)
CUSTOMERS at Dec. 31:
Residential	546,643	312,180	309,760	307,920	305,579	303,568
Commercial	65,492	38,654	37,929	37,168	36,323	35,793
Industrial	8,067	8,014	7,992	7,996	8,019	8,085
Other	178	176	218	199	182	170
Total customers	620,380	359,024	355,899	353,283	350,103	347,616

RESIDENTIAL SERVICE:
Average use-kWh per
customer	9,375	9,283	8,938	9,023	9,256	9,306
Average revenue-dollars
per customer	687.61	678.38	651.29	652.53	677.37	693.11
Average rate-cents per
KWh	7.33	7.31	7.29	7.23	7.32	7.45

(a) Capability available through contractual arrangements with nontuility generator.

The Potomac Edison Company and Subsidiaries
QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)	Quarter Ended
	2000				1999
	Mar*	June	Sept	Dec*	Mar	June	Sept	Dec*
Electric operating
revenues	$214,734	$188,604	$206,699	$217,782	$202,978	$174,691	$189,489	$186,099
Operating income	40,231	30,273	24,465	25,821	45,095	27,543	34,348	28,736
Income before extra-
ordinary charge, net	31,111	20,047	16,014	17,213	36,164	18,736	26,492	19,191
Extraordinary charge,
net	(12,278)			(1,621)				(16,949)
Consolidated net income	18,833	20,047	16,014	15,592	36,164	18,736	26,492	2,242

*Results for the fourth quarter of 1999 reflect charges for Maryland restructuring and a long dormant pumped-storage generation project. Results for the first and fourth quarters of 2000 reflect charges for West Virginia and Virginia restructuring.

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)	2000	1999	1998	1997	1996	1995
Electric operating revenues
Residential	$332,065	$330,299	$309,058	$299,876	$324,120	$316,714
Commercial	163,800	168,469	156,973	148,287	146,432	145,096
Industrial	207,369	212,205	206,638	198,174	196,813	200,890
Wholesale and street lighting	28,450	5,821(a)	27,667	30,443	32,907	27,028
Revenues from regular customers	731,684	716,794	700,336	676,780	700,272	689,728
Affiliated	45,190	11,352	9,401	9,687	2,399	2,525
Other non-kWh	4,382	539	1,358	(1,273)	(405)	(961)
Bulk power	28,851	8,410	11,690	10,035	7,577	4,566
Transmission and other energy
services	17,712	16,162	14,709	13,552	16,917	14,811
Total	827,819	753,257	737,494	708,781	726,760	710,669

Operating expense	524,098	396,153	369,998	359,350	373,133	374,731
Maintenance	41,423	57,257	52,186	56,815	62,248	60,052
Internal restructuring charges and
asset write-off					26,094	6,847
Depreciation	61,394	75,917	74,344	71,763	71,254	68,826
Taxes other than income	46,892	50,924	49,567	47,585	45,809	47,629
Taxes on income	33,222	37,284	52,603	44,496	34,132	36,936
Allowance for funds used during
construction	(1,300)	(1,993)	(1,576)	(2,830)	(2,491)	(1,752)
Interest charges	43,271	44,902	48,187	49,823	50,197	51,179
Other income, net	(5,566)	(7,770)	(9,297)	(13,976)	(11,791)	(12,044)
Income before extraordinary charge
and cumulative effect of
accounting change	84,385	100,583	101,482	95,755	78,175	78,265
Extraordinary, net(b)	(13,899)	(16,949)	________	________	________	________
Consolidated net income	$ 70,486	$ 83,634	$101,482	$ 95,755	$ 78,175	$ 78,265

Return on average common equity (c)	15.28%	13.20%	13.90%	13.44%	11.42%	11.34%

(a) Includes reduction of $19,949 related to Maryland settlement.
(b) Write-off in connection with deregulation proceedings in Maryland in 1999, and deregulation proceedings in
West Virginia and Virginia in 2000.
(c) Excludes the extraordinary charge, net and a charge for a long dormant pumped-storage generation project in
1999. Includes the effect of internal restructuring in 1995 and 1996.

The Potomac Edison Company and Subsidiaries
FINANCIAL AND OPERATING STATISTICS
	2000	1999	1998	1997	1996	1995
PROPERTY, PLANT, AND EQUIPMENT
At Dec. 31 (Thousands):
Gross	$1,410,381	$2,322,104	$2,249,716	$2,196,262	$2,124,956	$2,050,835
Accumulated depreciation	(514,167)	(998,710)	(926,840)	(859,076)	(791,257)	(729,653)
Net	$ 896,214	$1,323,394	$1,322,876	$1,337,186	$1,333,699	$1,321,182

GROSS ADDITIONS TO PROPERTY
(Thousands):	$ 72,265	$ 91,622	$ 60,525	$ 78,298	$ 86,256	$ 92,240

TOTAL ASSETS at Dec. 31
(Thousands):	$ 1,098,963	$1,613,595	$1,728,619	$1,688,482	$1,696,904	$1,654,444

CAPITALIZATION at Dec. 31
(Thousands)
Retained Earnings	$ 412,754	$ 700,422	$ 762,912	$ 689,781	$ 678,116	$ 667,242
Preferred Stock:
Not subject to mandatory redemption			16,378	16,378	16,378	16,378
Subject to mandatory redemption
Long-term debt and QUIDS	410,010	510,344	578,817	627,012	628,431	628,854
	$ 822,764	$1,210,766	$1,358,107	$1,333,171	$1,322,925	$1,312,474
Ratios:
Common stock	50.2%	57.8%	56.2%	51.8%	51.3%	50.8%
Preferred Stock			1.2	1.2	1.2	1.3
Not subject to mandatory redemption
Subject to mandatory redemption
Long-term debt and QUIDS QUIDS	49.8	42.2	42.6	47.0	47.5	47.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
GENERATING CAPABILITY-
kw at Dec. 31:
Company owned	3,000	2,099,120	2,073,292	2,073,292	2,072,292	2,072,292
Non utility contract (a)	180,000

KILOWATT-HOURS (Thousands):
Sales Volumes:
Residential	4,851,357	4,643,621	4,401,238	4,290,117	4,599,758	4,377,416
Commercial	2,791,704	2,667,928	2,498,546	2,331,789	2,288,229	2,213,052
Industrial	5,962,258	5,841,102	5,922,274	5,593,722	5,567,088	5,485,220
Wholesale and street lighting	699,821	683,691	657,357	666,383	724,011	603,572
Sales to regular customers	14,305,140	13,836,342	13,479,415	12,882,011	13,179,086	12,679,260
Affiliated	2,491,265	894,094	498,069	591,876	47,781	52,967
Bulk power	708,518	233,189	402,635	369,732	315,808	173,110
Transmission and other
energy services	3,475,567	2,789,957	2,470,365	4,044,837	5,617,912	4,740,010
Total sales volumes	20,980,490	17,753,582	16,850,484	17,888,456	19,160,587	17,645,347
Output and Delivery:
Steam generation	7,974,419	11,483,502	11,254,505	11,002,533	10,762,678	10,410,118
Hydro and pumped-storage generation	309,093	413,206	416,983	370,026	401,998	395,315
Pumped-storage input	(357,143)	(499,497)	(486,823)	(426,087)	(455,142)	(452,151)
Purchased power	10,309,506	4,493,128	4,190,098	3,934,815	3,639,519	3,318,302
Transmission and other
energy services	3,606,710	2,789,957	2,470,365	4,044,837	5,617,912	4,740,010
Losses and system uses	(862,095)	(926,714)	(994,644)	(1,037,668)	(806,378)	(766,247)
Total transactions as above	20,980,490	17,753,582	16,850,484	17,888,456	19,160,587	17,645,347

The Potomac Edison Company and Subsidiaries

	2000	1999	1998	1997	1996	1995

CUSTOMERS at Dec. 31:
Residential	353,721	346,821	339,584	333,224	327,344	321,813
Commercial	47,336	45,968	44,828	43,794	42,670	41,759
Industrial	5,382	5,235	5,122	5,010	4,887	4,733
Other	632	620	641	598	571	543
Total customers	407,071	398,644	390,175	382,626	375,472	368,848

RESIDENTIAL SERVICE:
Average use-kWh per customer	13,861	13,523	13,093	13,003	14,179	13,729
Average revenue-dollars per customer	948.77	961.92	919.42	908.87	999.10	993.35
Average rate-cents per kWh	6.84	7.11	7.02	6.99	7.05	7.24
(a) Capability available through contract arrangements with non-utility generators.

West Penn Power Company and Subsidiaries
QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)
	Quarter Ended
	2000				1999
	Mar	June	Sept	Dec	Mar	June	Sept	Dec
Electric operating
Revenues	$257,544	$250,563	$266,528	$270,992	$317,730	$327,269	$395,662	$313,542
Operating income	36,047	44,377	42,919	40,973	58,674	47,089	42,295	45,711
Consolidated net
Income	20,053	33,589	29,972	18,789	45,499	33,649	31,507	16,927

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)
	2000	1999	1998	1997	1996	1995

Operating revenues	$1,045,627	$1,354,203	$1,078,727	$1,082,162	$1,089,124	$1,081,093
Operation expense	684,132	800,438	552,514	524,051	531,522	523,279
Maintenance	37,305	93,436	91,724	98,252	104,211	114,489
Internal restructuring charges
and asset write-offs					53,343	11,099
Depreciation and amortization	62,379	114,268	114,709	113,793	119,066	112,334
Taxes other than income	45,402	80,719	88,722	90,140	90,132	89,694
Taxes on income	52,093	71,573	64,526	73,279	47,455	61,745
Allowance for funds used
during construction	(744)	(2,933)	(2,403)	(4,085)	(2,723)	(5,041)
Interest charges	66,919	68,723	67,640	69,629	71,072	67,902
Other income, net	(4,262)	(9,621)	(11,325)	(17,562)	(13,439)	(12,287)

Consolidated income before extra-
ordinary charge	102,403	137,600	112,620	134,665	88,485	117,879
Extraordinary charge, net (a)	_	(10,018)	(275,426)	_	_	_
Consolidated net income (loss)	$ 102,403	$ 127,582	$ (162,806)	$ 134,665	$ 88,485	$ 117,879

Return on average common equity (b)	40.82%	20.97%	13.12%	13.70%	8.72%	11.46%

(a) Write-off in connection with Pennsylvania deregulation proceedings.

(b) Excludes the extraordinary charge, net and Pennsylvania restructuring activities in 1998, and the extraordinary charge, net and a long dormant pumped-storage generation project in 1999. Includes the effect of internal restructuring in 1995 and 1996.

West Penn Power Company and Subsidiaries
FINANCIAL AND OPERATING STATISTICS
	2000	1999	1998	1997	1996	1995

PROPERTY DATA
At Dec. 31 (Thousands):
Gross property	$1,654,283	$1,597,484	$3,365,784	$3,293,039	$3,182,208	$3,097,522
Accumulated depreciation	(543,000)	(506,416)	(1,362,413)	(1,254,900)	(1,152,383)	(1,063,399)
Net property	$1,111,283	$1,091,068	$2,003,371	$2,038,139	$2,029,825	$2,034,123

Gross additions during year:
Regulated operations	$ 53,097	$ 86,290	$ 95,975	$ 128,054	$ 130,606	$ 149,122
Unregulated generation		$ 27,956

TOTAL ASSETS at Dec. 31
(Thousands)	$1,792,547	$1,852,686	$2,887,706	$2,777,375	$2,724,367	$2,771,164

CAPITALIZATION at Dec 31
(Thousands):
Common stock	$ 422,121	$ 79,658	$ 732,161	$ 997,027	$ 962,752	$ 973,188
Preferred stock			79,708	79,708	79,708	79,708
Long-term debt and QUIDS	678,284	966,026	837,725	802,319	905,243	904,669
	$1,100,405	$1,045,684	$1,649,594	$1,879,054	$1,947,703	$1,957,565
Ratios:
Common stock	38.4%	7.6%	44.4%	53.1%	49.4%	49.7%
Preferred stock			4.8	4.2	4.1	4.1
Long-term debt and QUIDS	61.6	92.4	50.8	42.7	46.5	46.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
GENERATING CAPABILITY
KW at Dec. 31:
Company-owned			3,721,408	3,671,408	3,671,408	3,671,408
Nonutility contracts (a)	138,000	138,000	138,000	138,000	138,000	138,000

REVENUES (b)
Residential	$ 404,192	$ 389,273	$ 370,636	$ 393,036	$ 402,083	$ 401,186
Commercial	221,038	201,728	217,954	223,347	224,663	224,144
Industrial	323,357	290,491	338,254	352,730	355,120	356,937
Wholesale and street lighting	28,933	27,425	33,650	27,051	26,194	25,330
Revenues from regular
utility customers	977,520	908,917	960,494	996,164	1,008,060	1,007,597
Affiliated	47,052	33,987	45,180	39,031	44,231	44,293
Other non-kWh	(3,528)	6,468	4,152	6,377	3,903	3,765
Bulk power	403	7,549	49,605	22,188	10,012	5,687
Transmission services	24,180	20,300	19,296	18,402	22,918	19,751
Total regulated operations
revenues	$1,045,627	$ 977,221	$1,078,727	$1,082,162	$1,089,124	$1,081,093
Total unregulated generation
revenues		$ 681,637

West Penn Power Company and Subsidiaries
FINANCIAL AND OPERATING STATISTICS (continued)

	2000	1999	1998	1997	1996	1995

KILOWATT-HOURS(Thousands):
Sales Volumes:
Residential	6,061,759	6,028,420	5,778,155	5,756,594	5,913,412	5,818,838
Commercial	4,278,514	3,903,446	4,023,523	3,833,178	3,835,831	3,782,250
Industrial	8,381,329	7,222,636	8,237,627	8,046,166	7,974,265	7,857,689
Wholesale and street lighting	673,015	641,605	617,841	611,105	591,122	561,893
Regulated operations
transactions	19,394,617	17,796,107	18,657,146	18,247,043	18,314,630	18,020,670
Affiliated	2,526,407	1,295,975	1,974,497	1,789,476	1,068,712	1,059,852
Bulk power	11,046	145,717	2,332,825	1,046,905	453,028	227,893
Transmission services	4,677,501	3,522,145	2,942,868(c)	5,392,916	7,567,153	6,348,926
Total regulated operations
transactions	26,609,571	22,759,944	25,907,336	26,476,340	27,403,523	25,657,341
Total unregulated generation
transactions		9,970,100

Output and Delivery:
Steam generation	15,231	17,593,971	20,053,422	19,523,537	18,578,677	18,143,822
Hydro and pumped-storage generation	82	774,505	620,496	559,241	682,747	581,353
Pumped-storage input	(3)	(878,237)	(640,242)	(561,135)	(612,877)	(606,953)
Purchased power	22,992,742	12,979,203	2,890,986	2,968,258	2,583,166	2,507,196
Transmission services	4,677,501	3,522,145	3,850,394	5,392,916	7,567,153	6,348,926
Losses and system uses	(1,075,982)	(1,261,543)	(867,720)	(1,406,477)	(1,395,343)	(1,317,003)
Total transactions as above	26,609,571	32,730,044	25,907,336	26,476,340	27,403,523	25,657,341

CUSTOMERS at Dec. 31(d):
Residential	594,766	591,665	587,503	583,745	580,816	578,983
Commercial	75,035	73,480	71,920	70,559	69,457	68,500
Industrial	12,826	12,615	12,389	12,142	12,051	11,801
Other	559	570	608	629	607	598
Total customers	683,186	678,330	672,420	667,075	662,931	659,882

RESIDENTIAL SERVICE(e):
Average use-
kWh per customer	10,210	10,239	9,775	9,903	10,223	10,096
Average revenue-
dollars per customer	683.90	698.73	644.98	674.73	695.08	696.06
Average rate-
cents per kWh	6.70	6.82	6.60	6.81	6.80	6.89

Capability available through contractual arrangements with nonutility generators.
Eliminations between regulated operations and unregulated generation are shown on page 6.
Excludes 907,526 kWh (in thousands) delivered to customers participating in the Pennsylvania pilot program that are included in regular customer transactions sales volumes.
Customers in the Company's service territory receiving delivery service.
Use, revenue, and rate statistics are calculated based on full service customers (customers receiving both generation and delivery from the Company).

Allegheny Generating Company
QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)
	Quarter Ended
	2000				1999
	Dec	Sept	June	March	Dec	Sept	June	March

Operating revenues	$18,256	$17,257	$17,359	$17,155	$16,853	$18,072	$17,810	$17,857
Operating income	8,535	9,032	8,939	8,583	8,220	8,821	8,586	8,455
Net income	5,095	5,914	5,593	5,278	5,344	5,516	5,302	5,053

Allegheny Generating Company
SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)
	2000	1999	1998	1997	1996	1995
Operating revenues	$ 70,027	$ 70,592	$ 73,816	$ 76,458	$ 83,402	$ 86,970

Operation and maintenance expense	5,652	5,023	4,592	4,877	5,165	5,740
Depreciation	16,963	16,980	16,949	17,000	17,160	17,018
Taxes other than income taxes	4,963	4,510	4,662	4,835	4,801	5,091
Federal income taxes	7,360	9,997	10,959	11,213	13,297	13,552
Interest charges	13,494	13,261	13,987	15,391	16,193	18,361
Other income, net	(285)	(394)	(86)	(9,126)	(3)	(16)
Net Income	$ 21,880	$ 21,215	$ 22,753	$ 32,268	$ 26,789	$ 27,224

Return on average common equity	14.37%	13.08%	12.57%	15.98%	12.58%	12.46%

FINANCIAL AND OPERATING STATISTICS
PROPERTY, PLANT, AND EQUIPMENT
at Dec. 31 (Thousands):
Gross	$829,872	$828,894	$828,806	$828,658*	$837,050	$836,894*
Accumulated depreciation	(244,138)	(227,177)	(210,198)	(193,173)	(176,178)	(159,037)
Net	$585,734	$601,717	$618,608	$635,485	$660,872	$677,857

GROSS ADDITIONS TO PROPERTY
(Thousands)	$ 978	$ 85	$ 69	$ 444	$ 178	$ 14,165*

TOTAL ASSETS
at Dec. 31 (Thousands)	$602,045	$620,881	$639,458	$663,920	$692,408	$710,287

CAPITALIZATION AND SHORT-TERM DEBT
at Dec. 31: (Thousands):
Common stock	$144,370	$154,491	$165,276	$199,523	$202,955	$214,153
Long-term and short-term debt	202,295	201,081	215,579	208,735	239,234	256,084
	$346,665	$355,572	$380,855	$408,258	$442,189	$470,237
Ratios:
Common stock	41.6%	43.4%	43.4%	48.9%	45.9%	45.5%
Long-term and short-term debt	58.4%	56.6	56.6	51.1	54.1	54.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

KILOWATT-HOURS (Thousands):
Pumping energy supplied by Parents	2,326,923	1,962,534	1,497,887	1,297,787	1,405,470	1,390,019
Pumped-storage generation	1,822,568	1,526,824	1,164,325	1,011,366	1,098,278	1,081,112

*Reflects a balance sheet reclassification in 1995 of $12 million from deferred charges to plant for a prior tax payment, and a related settlement of $8.8 million in 1997 that was recorded as a reduction to plant.

60

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page No.
AE	M-1
Monongahela	M-22
Potomac Edison	M-35
West Penn	M-46
AGC	M-58

The information required by this Item was furnished in the copy of the Form 10-K filed with the Securities and Exchange Commission and is also found in AE's Annual Report to Stockholders for 2000. You may obtain an Annual Report to Stockholders upon making a written or an oral request directed to: Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740, Attention: Marleen L. Brooks, Secretary (tel. 301-790-3400).

Allegheny Energy, Inc.
Management's Discussion and
Analysis of Financial Condition
and Results of Operations

Allegheny Energy, Inc.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to Allegheny Energy, Inc. and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Overview

The Company has experienced significant changes in its business as deregulation of electric generation has been approved and implemented in states where the Company operates its regulated utility businesses. As deregulation of generation has been implemented on a state-by-state basis, the Company has transferred its generating assets from its regulated utility businesses to its unregulated generation business in accordance with approved deregulation plans. It is the Company's goal that all of its generating assets will be transferred to the unregulated generation business.

In 1999, the Company formed Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), to consolidate the Company's unregulated generating assets into a single company that is not subject to state regulation of rates. Allegheny Energy Supply is an unregulated energy company that markets competitive wholesale and retail electricity. Also, Allegheny Energy Supply operates regulated electric generation for its affiliates until deregulation is implemented in all states where the regulated utilities operate. The Company intends to make Allegheny Energy Supply a national energy merchant.

In November 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between West Penn Power Company (West Penn) and parties to West Penn's restructuring proceedings. Under the terms of the settlement, two-thirds of West Penn's customers were permitted to choose an alternate generation supplier as of January 2, 1999. The remaining one-third of West Penn's customers were permitted to do so starting January 1, 2000. The settlement also allowed West Penn to transfer its 3,778 megawatts (MW) of generating assets at net book value to Allegheny Energy Supply, which was completed in 1999.

Also in 1999, Allegheny Energy Supply purchased from AYP Energy, Inc. (AYP Energy) its 276-MW share of merchant capacity at Fort Martin Unit No. 1.

In December 1999, the Maryland Public Service Commission (Maryland PSC) approved a settlement agreement, which allowed nearly all Maryland customers of The Potomac Edison Company (Potomac Edison) to choose their generation supplier beginning July 1, 2000. In June 2000, the Maryland PSC authorized Potomac Edison to transfer the Maryland portion of its generating assets to Allegheny Energy Supply on or after July 1, 2000. Potomac Edison also obtained the necessary approvals from the Virginia State Corporation Commission (Virginia SCC) and the Public Service Commission of West Virginia (W.Va. PSC) to transfer the Virginia and West Virginia portions of its generating assets to Allegheny Energy Supply in conjunction with the transfer of the Maryland portion of those assets. In August 2000, Potomac Edison transferred approximately 2,100 MW of generating assets to Allegheny Energy Supply.

In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the W.Va. PSC. Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government. The plan provides for customer choice of a generation supplier for all customers and allows Monongahela Power Company (Monongahela Power) to transfer the West Virginia portion (approximately 2,004 MW) of its generating assets to Allegheny Energy Supply. On August 15, 2000, and supplemented on

October 31, 2000, Monongahela Power filed a petition with the W.Va. PSC for approval to transfer its West Virginia portion of its generating assets to Allegheny Energy Supply on or after January 1, 2001, contemporaneously with the transfer of its Ohio jurisdictional generating assets. We now consider it highly unlikely that legislative action will occur in West Virginia in 2001. If legislative action does not occur, the Company intends to explore other ways to complete the transfer of Monongahela Power's West Virginia jurisdictional generating assets to Allegheny Energy Supply.

In October 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement to implement a restructuring plan for Monongahela Power. This restructuring plan allowed Ohio customers of Monongahela Power to choose their generation supplier starting January 1, 2001. Also, Monongahela Power was permitted to transfer the Ohio jurisdictional portion (approximately 352 MW) of its generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

In addition to the assets transferred by the Company's regulated utility subsidiaries, the Company announced that Allegheny Energy Supply plans to construct a 1,080-MW natural gas-fired merchant generating plant in La Paz County, Arizona (expected completion in 2005); a 540-MW combined-cycle facility in Springdale, Pennsylvania (expected completion in 2003); and two 44-MW simple-cycle combustion turbines in Pennsylvania. The Company completed the acquisition of a 50 percent share of the existing 48-MW coal-fired generation at Hunlock Creek with partner UGI Development in the fourth quarter of 2000. In January 2001, the Company completed the acquisition of a 4.86-percent ownership share (83 MW) of the 1,711-MW Conemaugh Generating Station from Potomac Electric Power Company (PEPCO). The Company completed construction of five 44-MW simple-cycle combustion turbines in Pennsylvania during 1999 and 2000, which are part of its unregulated generation fleet. In November 2000, the Company announced that Allegheny Energy Supply entered into an agreement to purchase from Enron Corporation three natural gas-fired merchant generating facilities located in the Midwest totaling 1,710 MW. In January 2001, the Company announced that Allegheny Energy Supply plans to construct a 630-MW natural gas-fired merchant generating facility in St. Joseph County, Indiana. Allegheny Energy Supply will have nearly 13,000 MW of generating capacity when the plants being acquired and under construction and the transfer of the Ohio and West Virginia generating assets of Monongahela Power are completed.

The table below summarizes the Company's electric generating capacity, excluding generating capacity purchased through contractual obligations of which the Company does not exercise 100 percent control, in operation at December 31, 2000, and announced additions:

	Capacity	Cost per
	(MW)	Kilowatt
In operation:
Unregulated generation	6,407	$290
Regulated generation	2,356	253
Announced additions:
Unregulated generation	4,131	619	*
Total	12,894	$388
* Reflects the estimated cost of facilities under construction and pending acquisitions of generating facilities.

In January 2001, the Company announced the signing of a definitive agreement to acquire Global Energy Markets (G.E.M.), Merrill Lynch's energy commodity marketing and trading unit. Under the agreement, Allegheny Energy Supply will acquire G.E.M. by paying Merrill Lynch $490 million plus a two percent ownership interest in Allegheny Energy Supply. The acquisition is intended to help transform the Company into a major national energy merchant in the energy marketplace. The combination of G.E.M.'s sophisticated structured transaction and trading skills and market presence and the Company's low-cost generating fleet will allow the Company to take advantage of the growth opportunities created by the changing energy industry. The transaction, which is being accounted for as a purchase, is expected to be closed in the first quarter of 2001. However, transfer of the two percent ownership interest (which is not required for closing) cannot occur until it is approved by the Securities and Exchange Commission (SEC).

The Company is considering additional ways of maximizing the value of its generating assets, including partnering with other generating companies, converting Allegheny Energy Supply into a corporation and selling a portion of its common equity through an initial public offering, or combining a partial initial public offering with a spin-off of the remaining stock to the Company's shareholders.

Monongahela Power expanded its service territory with the acquisition of West Virginia Power Company assets (West Virginia Power) in December 1999 for approximately $95 million. The acquisition of West Virginia Power added approximately 26,000 electric distribution customers and 24,000 natural gas customers to Monongahela Power's existing business in West Virginia. Also, Monongahela Power acquired Mountaineer Gas Company (Mountaineer Gas) in August 2000 for approximately $326 million, which included the assumption of existing long-term debt of $100 million. The acquisition of Mountaineer Gas added approximately 200,000 natural gas customers to Monongahela Power's West Virginia regulated utility operations.

The Company's state regulated subsidiaries, Monongahela Power, Potomac Edison, and West Penn, collectively with Mountaineer Gas, now doing business as Allegheny Power, also signed a Memorandum of Agreement with the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM), to develop a new affiliation. Allegheny Power is leading the new initiative, known as PJM West, which will facilitate economic transmission service while simultaneously expanding the PJM market.

SIGNIFICANT EVENTS IN 2000, 1999, AND 1998

Transfer of Generating Assets

In August 2000, Potomac Edison transferred approximately 2,100 MW of its Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value. State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. During the fourth quarter of 1999, West Penn transferred its deregulated generating capacity, which totaled 3,778 MW, to Allegheny Energy Supply at net book value. The Federal Energy Regulatory Commission (FERC) and the SEC also approved these transfers.

Under the terms of the deregulation plans approved in Pennsylvania for West Penn and in Maryland for Potomac Edison, West Penn and Potomac Edison retain the obligation to provide electricity to customers that do not choose an alternative electricity supplier during a transition period. For West Penn, the Pennsylvania transition period continues through December 31, 2008. For Potomac Edison, the Standard Offer Service (provider of last resort) will be provided to Maryland residential customers during a transition period from July 1, 2000, to December 31, 2008, and to all other Maryland customers during a transition period of July 1, 2000, to December 31, 2004. See Note B to the consolidated financial statements for details regarding the deregulation plans approved in Pennsylvania and Maryland.

Pursuant to contracts, Allegheny Energy Supply provides West Penn and Potomac Edison with power during the Pennsylvania and Maryland transition periods. Allegheny Energy Supply also provides power pursuant to contracts to cover the retail load of Potomac Edison in Virginia and West Virginia prior to and throughout the ensuing period of any retail choice programs that may be implemented in those states. Under these contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts currently represent a significant portion of the normal operating capacity of Allegheny Energy Supply's fleet of generating assets and require it to absorb changes in fuel prices and increased costs of environmental compliance.

On May 25, 2000, Potomac Edison filed an application with the Virginia SCC to separate its approximately 380 MW of Virginia jurisdictional generating assets, excluding the hydroelectric assets located within the state of Virginia, from its transmission and distribution (T&D) assets, effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan that provided for the transfer of its Virginia jurisdictional generating assets to Allegheny Energy Supply in exchange for the aforementioned contractual commitment from Allegheny Energy Supply to provide power.

On August 10, 2000, Potomac Edison applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary of Potomac Edison). On December 14, 2000, the Virginia SCC approved the transfer. Potomac Edison anticipates the transfer to Allegheny Energy Supply will occur during the first half of 2001, after receiving final approval from the SEC.

On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the approximately 2,004 MW of West Virginia jurisdictional generating assets of Monongahela Power as well as the generating assets of Potomac Edison that serve West Virginia load. Potomac Edison was granted approval to transfer its assets to Allegheny Energy supply to be consolidated with other Potomac Edison generating assets so transferred. In part, Monongahela Power is required to file with the W.Va. PSC a petition seeking a Commission finding that a proposed transfer of generating assets complies with the conditions of the deregulation plan. The order also permits Monongahela Power to submit a petition to the Commission seeking approval to transfer its West Virginia jurisdictional generating assets prior to the implementation of the deregulation plan. A filing before the implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. In a petition filed on August 15, 2000, and supplemented on October 31, 2000, Monongahela Power sought W.Va. PSC approval to transfer its West Virginia jurisdictional generating assets to Allegheny Energy Supply contemporaneously with the transfer of its Ohio jurisdictional generating assets. We now consider it highly unlikely that legislative action will occur in West Virginia in 2001. If legislative action does not occur, the Company intends to explore other ways to complete the transfer of Monongahela Power's West Virginia jurisdictional generating assets to Allegheny Energy Supply.

On October 5, 2000, the Ohio PUC approved a stipulation agreement between Monongahela Power and the major parties regarding a transition plan to bring electric choice to Monongahela Power's approximately 29,000 Ohio customers. As part of the agreement, Monongahela Power is permitted to transfer its Ohio jurisdictional generating assets (approximately 352 MW) to Allegheny Energy Supply at net book value on or after January 1, 2001. That transfer is intended to occur in the second quarter of 2001.

See Notes B and C to the consolidated financial statements for details of the Company's various state restructurings and other information about the electric generation deregulation process.

Additional Generation

On January 5, 2001, the Company announced that Allegheny Energy Supply plans to construct a 630-MW natural gas-fired merchant generating facility in St. Joseph County, Indiana, approximately 10 miles west of South Bend. Construction on the facility will begin in 2002 and will be completed in two stages. Two 44-MW simple-cycle combustion turbines will be constructed first, followed by the addition of 542 MW of combined-cycle capacity in 2005. When completed, the facility will allow Allegheny Energy Supply to sell additional generation into the East Central Area Reliability Region (ECAR), as well as give Allegheny Energy Supply greater access to other markets.

The Company and PPL Global, Inc., a subsidiary of PPL Corporation, in January 2001 submitted a successful co-bid to purchase PEPCO's 9.72-percent share in the 1,711-MW Conemaugh Generating Station. Each company acquired 83 MW at a cost of approximately $78 million. The Company financed its share through the issuance of debt. The purchase will enhance the Company's presence in the PJM power market.

In November 2000, the Company announced that Allegheny Energy Supply and Enron North America (Enron), a wholly owned subsidiary of Enron Corporation, signed a definitive agreement under which Allegheny Energy Supply will purchase three natural gas-fired merchant generating facilities. The purchase includes the following generating assets, all of which have been in service since June 2000: the Gleason plant (546 MW) in Gleason, Tennessee; the Wheatland plant (508 MW) in Wheatland, Indiana; and the Lincoln Energy Center plant (656 MW) in Manhattan, Illinois. These assets will provide Allegheny Energy Supply with additional natural gas-fired generating capacity within ECAR, the Mid-America Interconnected Network, and the Southeastern Electric Reliability Council. The purchase is anticipated to close in the second quarter of 2001.

In October 2000, the Company announced that Allegheny Energy Supply plans to construct a 1,080-MW natural gas-fired merchant generating facility in La Paz County, Arizona, approximately 75 miles west of Phoenix. Construction is expected to begin on the $540-million combined-cycle facility in 2002. When completed in 2005, the facility will allow Allegheny Energy Supply to sell generation into Arizona and other states served by the Western System Power Pool, including all or parts of California, western Canada, Colorado, Montana, Nevada, New Mexico, Oregon, Utah, Washington, and Wyoming.

In September 2000, Allegheny Energy Supply announced that Allegheny Energy Supply Hunlock Creek, LLC, a wholly owned subsidiary of the Company, along with partner UGI Development, a subsidiary of UGI Corporation (UGI), will market generating output from facilities at UGI's Hunlock Creek generating station near Wilkes-Barre, Pennsylvania.

In addition to sharing 48 MW of existing coal-fired generation at Hunlock Creek, Allegheny Energy Supply Hunlock Creek, LLC, installed a 44-MW natural gas-fired combustion turbine on property owned by UGI in the fourth quarter of 2000. UGI Development and Allegheny Energy Supply Hunlock Creek, LLC will jointly share in the combined output of the coal-fired and combustion turbine generating units. Allegheny Energy Supply Hunlock Creek, LLC, was responsible for construction of the Hunlock Creek combustion turbine, while UGI operates the facilities. These additions will give Allegheny Energy Supply access to 46 MW of generating capacity to sell into the PJM market.

In February 2000, the Company announced that it would install five simple-cycle gas combustion turbines, including the turbine installed by Allegheny Energy Supply Hunlock Creek, LLC, with a combined capacity of 198 MW (adjusted for UGI's share of one 44-MW unit) at various sites within Pennsylvania. The construction of two units (88 MW) was completed in the fourth quarter of 2000. The construction of the other two units will be completed in 2001. The generation output from the five units will be sold into competitive wholesale and retail power markets in the eastern United States. The units, which will be capable of running on either natural gas or No. 2 diesel oil, represent an investment of approximately $120 million for Allegheny Energy Supply.

In January 2000, the Company also announced the construction of a 540-MW combined-cycle generating plant at Springdale, Pennsylvania, at a cost of $318 million. The new facility will include two gas-fired combustion turbines and a steam turbine. The combined-cycle facility is expected to be operational and providing power for sale into competitive markets in 2003.

In 1999, the Company completed construction of and placed into operation two new 44-MW, simple-cycle gas combustion turbines at Springdale, Pennsylvania.

G.E.M. Acquisition

On January 8, 2001, the Company announced that it had signed a definitive agreement to acquire G.E.M., Merrill Lynch's energy commodity marketing and trading unit. Under the agreement, Allegheny Energy Supply will acquire G.E.M. by paying Merrill Lynch $490 million, plus a two percent equity interest in Allegheny Energy Supply. Merrill Lynch has also agreed, in connection with the G.E.M. transaction, to refrain from competition with the Company for a period of 30 months. The transaction will be accounted for under the purchase method of accounting.

The acquisition is intended to help transform the Company into a major participant in the national energy marketplace and allow the Company to take advantage of growth opportunities created by changes in the energy industry. The addition of G.E.M.'s sophisticated structured transaction and trading skills and market presence to the Company's existing marketing and operating skills will assist in extracting the maximum value from the Company's low-cost generating fleet.

With G.E.M., Allegheny Energy Supply will have a significant trading and marketing operation and a national platform from which to sell its wholesale generation. G.E.M. was ranked in the top 20 in the nation in terms of electric volumes traded as of the third quarter of 2000. It is expected that Allegheny Energy Supply and G.E.M.'s combined volumes traded will be in the top 10 of all power marketers in the nation.

The acquisition of G.E.M. includes the support infrastructure necessary to conduct business immediately upon completion of the transaction. Additionally, under the agreement, for 30 months Merrill Lynch will refer its clients with energy trading needs to Allegheny Energy Supply.

The acquisition is contingent upon regulatory approvals, including approval of the FERC. The transfer of the two percent equity interest also requires approval of the SEC. This transfer is not required to be completed for closing. The Company expects the transaction to be closed in the first quarter of 2001.

Mountaineer Gas and West Virginia Power Acquisitions

On August 18, 2000, Monongahela Power completed the purchase of Mountaineer Gas, a regulated natural gas sales, transportation, and distribution company serving a large portion of West Virginia, from Energy Corporation of America (ECA) for approximately $326 million, which included the assumption of $100 million of existing long-term debt. The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased Monongahela Power's number of gas customers in West Virginia by approximately 200,000. (See Note E to the consolidated financial statements for additional information.)

In December 1999, Monongahela Power purchased from UtiliCorp United Inc. the assets of West Virginia Power, an electric and natural gas distribution company located in southern West Virginia, for approximately $95 million.

Leasing Technologies International, Inc. Acquisition

On December 29, 2000, Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary of the Company, signed an agreement to acquire Leasing Technologies International, Inc. (LTI), a financial services firm that specializes in equipment financing solutions for emerging growth companies. Allegheny Ventures will acquire LTI for $26 million. In addition, LTI's leadership and employee shareholders could receive additional shares of the Company's common stock over the next three years if LTI reaches or exceeds earnings targets. The stock-for-stock transaction will be accounted for under the purchase method of accounting. The Company expects the transaction will be closed in the second quarter of 2001, subject to SEC approval.

Rate Matters

The Company's regulated subsidiaries, doing business as Allegheny Power, operate electric transmission and electric and natural gas distribution systems. Allegheny Power also generates electric energy in jurisdictions which have not yet deregulated electric generation. These subsidiaries are subject to federal and state regulation, including the Public Utility Holding Company Act of 1935 (PUHCA). Allegheny Power's markets for regulated electric and gas retail sales are in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia.

Potomac Edison decreased the fuel portion of Maryland customers' bills by approximately $6.4 million annually, effective with bills rendered on or after December 7, 1999, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in Potomac

Edison's fuel rate, and, on March 21, 2000, the proposed order became final. Effective July 1, 2000, coincident with customer choice in Maryland, the fuel rates were rolled into base rates.

On March 24, 2000, the Maryland PSC issued an order requiring Potomac Edison to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of 12 months that began April 30, 2000. The refund of the overrecovered balance does not affect Potomac Edison's earnings since the overrecovered amounts had been deferred.

On October 4, 2000, the Maryland PSC approved Potomac Edison's filing, which represents the final reconciliation of its deferred fuel balance. Potomac Edison is refunding to customers a $3.2 million overrecovery balance existing in the Maryland deferred fuel account as of September 30, 2000. The deferred fuel credit to customers began in October 2000 and will be effective until the balance falls to zero, which is projected to take 12 months. The refund of the overrecovered balance does not affect Potomac Edison's earnings, since the overrecovered amounts had been deferred.

On June 23, 2000, the W.Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of Potomac Edison and Monongahela Power consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates resulted in a revenue reduction of approximately $0.3 million for 2000, increasing over eight years to an annual reduction of approximately $1.7 million. Offsetting the decrease in rates, the settlement approved by the W.Va. PSC directs Monongahela Power and Potomac Edison to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $16 million), as a reduction of expenses over a four-and-one-half year period beginning July 1, 2000. Also, effective July 1, 2000, Potomac Edison and Monongahela Power ceased their expanded net energy cost (fuel clause) as part of the settlement.

On November 29, 2000, the Maryland PSC approved the Power Sales Agreement between Potomac Edison and the winning bidder covering the sale of the AES Warrior Run output to the wholesale market for the period January 1, 2001, through December 31, 2001. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the AES Warrior Run output are used to offset the capacity and energy costs Potomac Edison pays to the AES Warrior Run cogeneration project before determining amounts to be recovered from Maryland customers.

Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates as a result of the phase-in of the rate increase approved by the Maryland PSC on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run project, was filed with the Maryland PSC on July 30, 1998, and approved by that Commission on October 27, 1998. The Maryland PSC approved rates for each customer class on December 22, 1998. Under the terms of the agreement, Potomac Edison increased its rates about four percent in each of the years 1999 and 2000 and will increase rates by about four percent in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that Potomac Edison share 50 percent of earnings above an 11.4 percent return on equity with customers for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, is being distributed to customers in the form of an Earnings Sharing Credit, effective June 7, 2000, through April 30, 2001. Any sharing of earnings required for 2000 will be reflected as a credit on customers' bills starting in May 2001.

On October 11, 2000, the W.Va. PSC approved an interim increase on the commodity rate for gas customers of Monongahela Power (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On December 11, 2000, the W.Va. PSC approved additional increases for gas service bills rendered on and after January 1, 2001, through November 30, 2001 (total revenue increase for the 12-month period of $5.1 million or 22.6 percent). The commodity rate is the portion of the gas service bill that reflects the cost of natural gas, which has increased significantly during 2000. The W.Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001, through April 30, 2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows Monongahela Power full recovery, but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment mechanism. Under the Purchased Gas Adjustment mechanism, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding, when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

Mountaineer Gas, in response to significant increases in the market price for natural gas, filed for a rate increase with the W.Va. PSC on January 4, 2001. If natural gas prices remain at current levels, the proposed overall rates will increase by approximately 39 percent ($67 million) over present rates. Mountaineer Gas anticipates that the W.Va. PSC will postpone the effective date until November 1, 2001, when the current rate moratorium ends. The conclusion of the current rate moratorium coincides with the expiration of the primary Mountaineer Gas fixed-price fuel supply contract.

Regional Transmission Organization

In adopting its Rule 2000, the FERC defined requirements for transmission facility owners, such as Monongahela Power, Potomac Edison, and West Penn, to participate in some form of a regional transmission organization (RTO). Additionally, the state jurisdictions within which the Company operates have, to different degrees, started to define their transition to a competitive generation marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient.

Allegheny Power announced on October 5, 2000, that it had signed a Memorandum of Agreement with PJM to develop a new transmission affiliation with PJM, referred to as PJM West. The Memorandum of Agreement was outlined in a filing submitted to the FERC on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

FERC's Order 2000 required all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in an RTO, those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an affiliation with PJM, working within the PJM framework, which would also be available to other utilities.

Allegheny Power is leading the new initiative, known as PJM West, which will facilitate economic transmission service, while simultaneously expanding the PJM market. Allegheny Energy Supply will benefit from the PJM West initiative by having its generation within PJM and open to markets in the current PJM region.

In December 2000, Allegheny Power and PJM announced the execution of an agreement in principle to broaden PJM West that will further expand the PJM market into the Pittsburgh area. This agreement provides for Duquesne Light Company to join Allegheny Power in the development of PJM West by executing a similar joint agreement with PJM as did Allegheny Power.

AFN Communications, LLC

Allegheny Communications Connect, Inc. (ACC) announced in March 2000 that it, along with five other energy and telecommunications companies and a consulting partner, were creating AFN Communications, LLC (AFN), a super-regional high-speed telecommunications company. The network initially offered more than 7,700 route miles, or 140,000 fiber miles, connecting major markets in the eastern United States to secondary markets with a growing need for broadband access. The initial footprint of fiber in AFN positions it to reach areas responsible for roughly 35 percent of the national wholesale communications capacity market.

AFN expects to expand its network from the current 7,700 route miles to 10,000 route miles or 200,000 fiber miles by the end of 2002. AFN will reach this capacity by adding partners with existing fiber, installing fiber in areas of opportunity, and acquiring existing fiber from others or contracting long-term lease agreements for existing fiber.

ACC received a 17 percent interest in AFN by contributing 339 miles of lit fiber, including revenue from capacity contracts related to these routes, and 761 miles of committed dark fiber. Other members include AEP Fiber Venture, LLC, a subsidiary of American Electric Power; GPU Telcom Services, Inc., a subsidiary of GPU, Inc.; Fiber Venture Equity, Inc., a subsidiary of FirstEnergy Corporation; CFW Network, Inc.; R&B Network, Inc.; and A.T. Kearney, Inc.

Allegheny Energy Solutions, Inc.

On May 15, 2000, one of the Company's unregulated subsidiaries, Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions) announced the formation of a strategic alliance with Capstone Turbine Corporation (Capstone). Capstone manufactures commercial, ultra-low emission microturbine power systems. The alliance will help position Allegheny Energy Solutions as a local and national solutions provider for distributed generation services.

On December 7, 2000, Allegheny Energy Solutions added Siemens Solar Industries, L.P., to its portfolio of suppliers for distributed generation products. Through its agreement with Siemens Solar Industries, Allegheny Energy Solutions will provide its customers with a comprehensive offering of solar electric solutions called earthsafe.™

Stockholder Protection Rights Agreement

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

The rights may cause substantial dilution to a person or group that acquires 15 percent or more of the Company's common stock. The rights should not interfere with a transaction that is in the best interests of the Company and its shareholders, because the rights can be redeemed or terminated prior to a triggering event.

The SEC previously issued an order pursuant to the PUHCA, granting the Company authority to adopt and implement the Rights Agreement.
Review of Operations
Earnings Summary
	Earnings			Basic and Diluted Earnings Per Average Share
(Millions of dollars except per share data)
	2000	1999	1998	2000	1999	1998
Operations:
Regulated operations	$227.7	$236.5	$283.3	$2.06	$2.03	$2.32
Unregulated generation	83.7	49.1	(19.6)	.76	0.42	(0.16)
Other	2.2	(0.2)	(0.7)	.02		(0.01)
Consolidated income before extraordinary charges	313.7	285.4	263.0	2.84	2.45	2.15
Extraordinary charges, net (Notes B, C, and F to consolidated financial statements)	(77.0)	(27.0)	(275.4)	(0.70)	(0.23)	(2.25)
Consolidated net income (loss)	$236.6	$258.4	($12.4)	$2.14	$2.22	($0.10)

The increase in earnings for 2000, before extraordinary charges, resulted from the Company's unregulated generation segment due to the transfer of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets from regulated operations to unregulated generation in August 2000. In addition, the earnings for unregulated generation increased due to colder than normal weather in November and December of 2000. This increase was partially offset by the milder summer weather for 2000.

Earnings for the Company's regulated operations decreased in 2000 due to the transfer of Potomac Edison's generating assets in August 2000. This decrease was partially offset by the acquisition of two energy distribution companies, West Virginia Power in 1999 and Mountaineer Gas in 2000.

The increase in earnings per share for 2000, before the extraordinary charge, reflects higher net revenue in the unregulated generation segment and a lower number of average shares of common stock outstanding as a result of the Company's 1999 stock repurchase program.

The extraordinary charge of $77 million, net of taxes, reflects write-offs by the Company's regulated subsidiaries, Monongahela Power and Potomac Edison, as a result of West Virginia, Ohio, and Virginia legislation requiring deregulation of electric generation.

The decrease in 1999 earnings from regulated operations, before extraordinary charges, reflects the deregulation of two-thirds of West Penn's electric generation, effective January 1, 1999, as approved by the Pennsylvania PUC's restructuring order for West Penn. Accordingly, the operating results for these assets are classified as unregulated generation in 1999.

In 1999, earnings from unregulated generation, before extraordinary charges, increased consolidated net income by $49.1 million, an increase of $68.7 million over 1998's loss. This increase in unregulated earnings reflects the sale of generation from two-thirds of West Penn's generating assets into deregulated markets as discussed under Sales and Revenues and improved results over 1998 performance in such markets.

Extraordinary charges in 2000, 1999, and 1998 resulted from the Maryland, Ohio, Pennsylvania, Virginia, and West Virginia electric utility restructuring orders as discussed in Notes B and C to the consolidated financial statements and the redemption of debt by West Penn in 1999 related to the securitization of stranded costs as discussed in Note F to the consolidated financial statements.

Sales and Revenues Total operating revenues for 2000, 1999, and 1998 were as follows:
(Millions of dollars)	2000	1999	1998
Operating revenues:
Regulated operations:
Electric	$2,315.8	2,169.0	2,201.2
Gas	81.8
Choice	28.4	34.3	14.0
Bulk power	135.8	45.7	69.8
Transmission and other energy services	73.2	61.0	45.2
Total regulated revenues	2,635.0	2,310.0	2,330.2
Unregulated generation revenues:
Retail and other	232.8	155.5	25.0
Bulk power	2,048.8	723.9	215.3
Total unregulated generation revenues	2,281.6	879.4	240.3
Other	22.6	8.9	6.7
Eliminations	(927.3)	(389.9)	(0.8)
Total operating revenues	$4,011.9	$2,808.4	$2,576.4

The increase in regulated electric and gas revenues for 2000 was primarily due to an increase in the number of customers and the acquisition of the assets of West Virginia Power purchased by Monongahela Power in December 1999, and by Monongahela Power's acquisition of Mountaineer Gas in August 2000. The decrease in regulated revenues in 1999 was due primarily to Pennsylvania deregulation, which gave two-thirds of West Penn's regulated customers the ability to choose another energy supplier. This decrease was also due to a reduction in Potomac Edison's Maryland rates as part of a settlement agreement. Electric energy supplied to West Penn customers by alternative energy suppliers was seven percent and 11 percent of West Penn's total megawatt sales for 2000 and 1999. The decrease to regulated revenues was offset in part by colder winter weather in 1999, which led to increased residential kilowatt-hour (kWh) sales and revenues.

Choice revenues represent T&D revenues from franchised customers in West Penn's Pennsylvania and Potomac Edison's Maryland distribution territories who chose other suppliers to provide their energy needs. Pennsylvania and Maryland deregulation gave West Penn and Potomac Edison's regulated customers the ability to choose another energy supplier. For 2000, all of West Penn's regulated customers had the ability to choose, and, for 1999, two-thirds of West Penn's customers had the ability to choose. As of July 1, 2000, all of Potomac Edison's Maryland customers had the right to choose. At December 31, 2000, less than one percent of West Penn's customers and Potomac Edison's Maryland customers chose alternate energy suppliers. The decrease in choice revenues for 2000 was due to the decline in the number of West Penn customers choosing alternate energy suppliers.

In 1998, the choice revenues represent five percent of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot program that began November 1, 1997, and continued through December 31, 1998, and were required to buy energy from an alternate supplier. To assure participation in the program, pilot participants received an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier.

The increases in regulated operations bulk power for 2000 was primarily due to increased sales by Monongahela Power and Potomac Edison to Allegheny Energy Supply. In early 2000, a dispatch agreement was implemented between regulated operations and unregulated generation. With this agreement, regulated operations sells the amount of its bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated operations when regulated load at times exceeds regulated generation. Such a relationship allows all of the Company's generation to be dispatched in a more efficient manner. In addition, $28.1 million for 2000 was the result of the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. This output was part of a Maryland PSC settlement agreement with Potomac Edison. The 1999 decrease in regulated operations bulk power was due to the movement of generation available for sale from regulated operations to unregulated generation.

In October 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates about four percent in 1999 and 2000, and will increase rates about four percent in 2001 (a $79 million total revenue increase during 1999 through 2001). (See Rate Matters beginning on page 28 for additional information).

Total regulated operations revenues reflect not only changes in kilowatt-hour sales and base rate changes, but also changes in revenues from fuel and energy cost adjustment clauses (fuel clauses), which were applicable in all Company jurisdictions, except for Pennsylvania, through various dates in 2000. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction and the West Virginia jurisdiction for Monongahela Power and Potomac Edison ceased to have a fuel clause. Effective August 7, 2000, a fuel clause ceased to exist for Potomac Edison's Virginia jurisdiction. Effective January 1, 2001, a fuel clause ceased to exist for Monongahela Power's Ohio jurisdiction.

Where a fuel clause is in effect, changes in fuel revenues have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers through fuel clauses. Once the fuel clause is eliminated, the Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

Gas sales and services and electric revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999 and Mountaineer Gas purchased by Monongahela Power in August 2000 are included in regulated revenues in 2000. Because a significant portion of the gas sold by Monongahela Power's gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Purchased Gas Adjustment mechanism (fuel clause) continues to exist for West Virginia Power and may come into effect for Mountaineer Gas following its current three-year moratorium, which ends on October 31, 2001.

There may be significant volatility in the spot prices for electricity at the wholesale level, which may significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity and their open commitments or previously concluded market positions that exist at such times.

The increase in unregulated generation revenues reflects increased transactions by Allegheny Energy Supply in the unregulated marketplace to sell electricity to both wholesale and retail customers and is also due to having increased generation available for sale. As a result of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania, two-thirds of West Penn's generation was released in the first quarter of 1999 and was available for sale into the unregulated marketplace by Allegheny Energy Supply, subject to its obligations under the full requirements contracts it entered into with West Penn. In the first quarter of 2000, the final one-third of West Penn's generation was similarly released and became available for sale into the deregulated marketplace. In addition, the Company transferred approximately 2,100 MW of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply in August 2000. As a result, the unregulated generation segment had more generation available for sale into the deregulated marketplace in 2000, and had concluded more commitments to sell generation in that marketplace, including sales to West Penn and Potomac Edison to meet their provider of last resort obligations.

In addition, the unregulated generation segment had a net gain of $8.4 million, before tax, as a result of recording its energy trading contracts at fair value on the balance sheet at December 31, 2000, in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." See Note J to the consolidated financial statements for additional details.

Other revenues increased by $13.7 million for 2000 primarily due to increased sales of dark fiber by ACC.

The elimination between regulated operations, unregulated generation, and other revenues is necessary to remove the effect of affiliated revenues, primarily sales of power. See Note B to the consolidated financial statements for information regarding the Competitive Transition Charge (CTC).

OPERATING EXPENSES
Fuel expenses for 2000, 1999, and 1998 were as follows:
Fuel expenses
(Millions of dollars)	2000	1999	1998
Regulated operations	$232.7	$355.5	$545.4
Unregulated generation	319.5	180.2	21.1
Total fuel expenses	$552.2	$535.7	$566.5

Total fuel expenses for 2000 increased due to increased kilowatt-hours generated, offset in part by decreased average fuel prices. Total fuel expenses decreased in 1999 due primarily to a decrease in average fuel prices. The decreases in fuel expenses for regulated operations and the increases in fuel expenses for unregulated generation in 2000 and 1999 were due to the fuel expenses associated with the transfer of West Penn's and Potomac Edison's generating assets from regulated operations to unregulated generation as a result of deregulation activities in Maryland, Pennsylvania, Virginia, and West Virginia.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA and consists of the following items:

Purchased Power and Exchanges, Net
(Millions of dollars)	2000	1999	1998
Regulated operations:
Purchased power:
From PURPA generation*	$191.1	$104.1	$129.0
Other	775.1	395.8	50.0
Total purchased power for regulated operations	966.2	499.9	179.0
Power exchanges, net	6.9	(2.6)	(0.7)
Unregulated generation purchased power	1,472.5	390.1	210.5
Elimination	(852.9)	(356.0)
Purchased power and exchanges, net	$1,592.7	$531.4	$388.8
*PURPA cost (cents per kWh)	5.5cents	4.8cents	5.4cents

The increase of $87.0 million in regulated operations from PURPA generation for 2000 was due to the start of commercial operations of the AES Warrior Run cogeneration project. The Maryland PSC has approved Potomac Edison's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement to implement deregulation for Potomac Edison. Accordingly, the Company defers, as a component of other operation expenses, the difference between revenues collected related to AES Warrior Run and the cost of the AES Warrior Run purchased power.

Regulated operations purchased power costs from PURPA generation decreased $24.9 million in 1999. This decrease reflects an $11.1 million reduction related to West Penn's purchase commitment at costs in excess of the market value of the AES Beaver Valley PURPA contract previously accrued as a loss contingency in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." The decrease in purchased power also includes a $12.5 million reduction in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract.

The increase in other regulated operations purchased power in 2000 was due primarily to West Penn's and Potomac Edison's purchase of power from their unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been transferred to Allegheny Energy Supply. Also, unplanned generating plant outages in the first quarter of 2000 caused the regulated utility operations of Potomac Edison and Monongahela Power to make purchases of higher-priced power on the open energy market. The 1999 increase was due to West Penn's purchase of power from Allegheny Energy Supply.

The increase in unregulated generation purchased power in 2000 was for power to serve the provider of last resort load of West Penn and Potomac Edison, unplanned first quarter generating plant outages that caused the Company to make purchases of higher-priced power on the open market, and increased buy-sell transactions to optimize the value of unregulated generating assets in the fourth quarter. The increase in unregulated generation purchases in 1999 was due to increased purchases for sale to regulated affiliates and to take advantage of transaction opportunities in the wholesale market.

The elimination, between regulated and unregulated purchased power, is necessary to remove the effect of affiliated purchased power expenses.

Gas purchases and production expenses for 2000, 1999, and 1998 were as follows:
Gas Purchases and Production
(Millions of dollars)	2000	1999	1998
Regulated operations	$57.0
Total gas and production expenses	$57.0
Gas purchases and gas production reflects the acquisition of West Virginia Power in December 1999 and Mountaineer Gas in August 2000. M-11

Other operation expenses for 2000, 1999, and 1998 were as follows:
Other Operation Expenses
(Millions of dollars)	2000	1999	1998
Regulated operations	$345.7	$340.8	$319.3
Unregulated generation	127.7	66.6	10.5
Other	18.2	5.8	7.6
Elimination	(74.5)	(23.8)
Total other operation expenses	$417.1	$389.4	$337.4

The increase in regulated operations expense of $4.9 million for 2000 reflects additional expenses related to the acquisition of West Virginia Power and Montaineer Gas. These additional expenses were offset in part by reduced expenses related to the transfer of generating assets from regulated operations to unregulated generation during the year.

The increase in unregulated generation other operation expenses of $61.1 million for 2000 was primarily due to increased purchases of transmission capacity for electricity for delivery of energy to customers and expenses related to the transfer of generating assets during the current year.

The increase in other of $12.4 million for 2000 was due primarily to increased expenses related to the expanding telecommunications business of ACC and distributed generation sales business of Allegheny Energy Solutions. Allegheny Energy Solutions and ACC are subsidiaries of Allegheny Ventures.

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

The elimination between regulated and unregulated operation expenses is primarily to remove the effect of affiliated transmission purchases.

Maintenance expenses for 2000, 1999, and 1998 were as follows:
Maintenance Expenses
(Millions of dollars)	2000	1999	1998
Regulated operations	$149.0	$182.6	$212.3
Unregulated generation	81.3	40.8	5.3
Other		0.1
Total maintenance expenses	$230.3	$223.5	$217.6

Maintenance expenses represent costs incurred to maintain the power stations, T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service and the amount of work found necessary when the equipment is inspected.

The decreases in regulated operations maintenance and the increases in unregulated generation maintenance in 2000 and 1999 were due mainly to the transfer of generating assets from regulated operations to unregulated generation.

Unregulated generation maintenance in 2000 reflects the capitalization policy for Allegheny Energy Supply, which was formed in November 1999. The capitalization policy of Allegheny Energy Supply is based on operating generating assets in an unregulated environment in which less costs are capitalized and more costs expensed as maintenance. See Note L to the consolidated financial statements for additional details.

Total maintenance expenses increased $5.9 million in 1999 due primarily to increased maintenance and renovations of general plant structures of $5.1 million. M-12

Depreciation and amortization expenses for 2000, 1999, and 1998 were as follows:
Depreciation and Amortization Expenses
(Millions of dollars)	2000	1999	1998
Regulated operations	$194.5	$198.0	$264.6
Unregulated generation	52.4	58.9	5.7
Other	1.0	0.6	0.1
Total depreciation and amortization expenses	$247.9	$257.5	$270.4

Total depreciation and amortization expenses for 2000 decreased $9.6 million, reflecting the changes related to the establishment of capital recovery policies of Allegheny Energy Supply. See Note L to the consolidated financial statements for additional details. The decreases in regulated operations depreciation and amortization expenses reflects the transfer of generating assets from regulated operations to unregulated generation during the year offset by depreciation of new capital additions, including the acquisitions of West Virginia Power and Mountaineer Gas.

Total depreciation and amortization expenses in 1999 decreased $12.9 million due primarily to a $24.6 million reduction related to a 1998 write-down of West Penn's share of costs in excess of the fair value of the Allegheny Generating Company (AGC) pumped-storage project.

Depreciation expense will be reduced $234 million during the period 1999 through 2025 from the historical depreciation amounts as a result of the AGC plant impairment charge recorded as an extraordinary charge in 1998 by West Penn.

Taxes other than income taxes for 2000, 1999, and 1998 were as follows:

Taxes Other Than Income Taxes
(Millions of dollars)	2000	1999	1998
Regulated operations	$148.4	$157.9	$187.7
Unregulated generation	61.3	32.2	6.6
Other	0.5	0.2	0.3
Total taxes other than income taxes	$210.2	$190.3	$194.6

Total taxes other than income taxes increased $19.9 million for 2000 due primarily to increased gross receipts taxes resulting from higher revenues from retail customers, increased property taxes, and increased West Virginia Business and Occupation Taxes. The increases for 2000 were offset in part by reduced franchise and capital stock taxes due to reduced tax rates and Pennsylvania Capital Stock tax adjustments related to prior years.

Total taxes other than income taxes decreased $4.3 million in 1999 primarily due to an adjustment which increased 1998's West Virginia Business and Occupation Taxes by $1.4 million related to a previous period, lower capital stock taxes relating to the 1998 asset write-down as a result of Pennsylvania restructuring, and decreased gross receipts taxes, partially offset by higher Federal Insurance Contribution Act taxes.

Regulated operations and unregulated generation taxes other than income taxes in 2000 and 1999 reflect the recategorization of taxes other than income taxes associated with the transfer of generating assets during those years. The 2000 decrease in regulated taxes other than income taxes is partially offset by taxes related to the acquisitions of West Virginia Power and Mountaineer Gas.

Federal and state income taxes for 2000 increased $20.4 million, due to an increase in taxable income and an increase in state income tax net of federal income tax benefit.

The 1999 decrease in federal and state income taxes of $4.0 million was primarily due to tax benefits related to the flow through of plant removal costs for regulatory purposes, offset in part by increased taxable income.

Note G to the consolidated financial statements provides a further analysis of income tax expenses.

The increases in allowance for borrowed funds used during construction and interest capitalized of $1.4 million in 2000 and $1.6 million in 1999 reflects an increase in construction activity financed by short-term debt. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. In addition, increases in unregulated generation construction capitalized interest contributed to the increases.

Other income, net, increased $2.9 million for 2000 due to interest income on temporary cash investments, income related to investments of the Company's unregulated subsidiary, Allegheny Ventures, and a refund of hydroelectric license fees of $2.8 million ($1.8 million net of taxes) related to a cancelled facility.

The decrease in other income, net, of $6.6 million in 1999 was primarily due to a $4.3 million insurance settlement received in 1998.

Interest on long-term debt and other interest for 2000, 1999, and 1998 were as follows:
Interest Expense
(Millions of dollars)	2000	1999	1998
Interest on long-term debt:
Regulated operations	$152.5	$127.5	$151.0
Unregulated generation	34.9	29.2	10.1
Elimination	(14.7)	(1.5)
Total interest on long-term debt	172.7	155.2	161.1
Other interest::
Regulated operations	49.8	27.9	19.4
Unregulated generation	10.7	3.7
Other	0.3
Elimination	(4.2)
Total other interest	56.6	31.6	19.4
Total interest expense	$229.3	$186.8	$180.5

The increases in total interest on long-term debt for 2000 of $17.5 million resulted from increased average long-term debt outstanding. The decrease in total interest on long-term debt in 1999 of $5.9 million resulted from reduced average long-term debt outstanding.

The elimination between regulated operations and unregulated generation on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and also by West Penn and Potomac Edison. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of West Penn and Potomac Edison's generating assets. West Penn and Potomac Edison continued to be co-obligors with respect to the pollution control debt through December 22, 2000.

Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates.

Other interest expense increased by $25 million in 2000 due to an increase in the average short-term debt outstanding and an increase in the average interest rates. The increase in other interest expense of $12.2 million in 1999 resulted primarily from the increase in short-term debt outstanding in conjunction with the repurchase of the Company's common stock that began in the first quarter of 1999.

For additional information regarding the Company's short-term and long-term debt, see the consolidated statement of capitalization and Note I to the consolidated financial statements.

Dividends on the preferred stock of the subsidiaries decreased due to the redemption by Potomac Edison and West Penn of their cumulative preferred stock on September 30, 1999, and July 15, 1999, respectively.

The extraordinary charge in 2000 of $77 million, net of taxes, reflects a write-off by the Company's subsidiaries, Monongahela Power and Potomac Edison, for net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plans adopted in Ohio, Virginia, and West Virginia.

The extraordinary charge in 1999 of $27 million after taxes was required to reflect a write-off of $17 million after taxes related to the Maryland PSC's approval in December 1999 of a deregulation plan for Potomac Edison and $10 million after taxes for the difference between the reacquisition price and the net carrying amount of first mortgage bonds repurchased as a result of the deregulation process in Pennsylvania. The extraordinary charge in 1998 of $275.4 million after taxes was required to reflect a write-off of certain costs not recoverable under the Pennsylvania deregulation plan for West Penn approved by the Pennsylvania PUC in 1998. See Notes B, C, and F to the consolidated financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for acquisitions and construction programs, the Company and its subsidiaries have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

Capital expenditures, including construction expenditures, of all of the subsidiaries in 2000 were $402 million and, for 2001 and 2002, are estimated at $2,231.5 million and $543.4 million, respectively. In 1999, Monongahela Power acquired the assets of West Virginia Power for approximately $95 million, and, in 2000, purchased Mountaineer Gas for approximately $326 million (which included the assumption of $100 million in existing debt). The 2001 and 2002 estimated expenditures include $189 million and $225 million, respectively, for environmental control technology. Future unregulated construction expenditures will reflect additions of generating capacity to sell into deregulated markets. As described under Environmental Issues on page 39, the subsidiaries could potentially face significant mandated increases in capital expenditures and operating costs related to environmental issues. The subsidiaries also have additional capital requirements for debt maturities. (See Note Q to the consolidated financial statements.)

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $346 million in 2000, compared with $415 million in 1999. Current rate levels and reduced levels of construction expenditures permitted the regulated subsidiaries to finance all of their construction expenditures in 2000 and 1999 with internal cash flow.

Dividends paid on common stock in each of the years 2000 and 1999 were $1.72 per share. The dividend payout ratio in 2000 of 60.6 percent, excluding the extraordinary charges, decreased from the 64.6 percent ratio in 1999, excluding the extraordinary and other charges.

Financing

The Company did not issue any common stock in 2000, 1999, or 1998. The Company began a stock repurchase program in 1999 to repurchase common stock worth up to $500 million from time to time at price levels the Company deemed attractive. The Company repurchased 12 million shares of its common stock in 1999 at an aggregate cost of $398.4 million (an average cost of $33.20 per share). There were no shares repurchased during 2000. The shares for its Dividend Reinvestment and Stock Purchase Plan, Employee Stock Ownership and Savings Plan, Restricted Stock Plan for Outside Directors, and Performance Share Plan were purchased on the open market.

Short-term debt increased $81.1 million to $722.2 million in 2000. At December 31, 2000, unused lines of credit with banks were $565 million.

The Company and its subsidiaries anticipate meeting their 2001 cash needs through internal cash generation, cash on hand, short-term borrowings as necessary, external financings, and by issuing debt and equity.

On March 1, 2000, $75 million of Potomac Edison's 57⁄8 percent series first mortgage bonds matured; Monongahela Power's $65 million of 55⁄8 percent series first mortgage bonds matured on April 1, 2000; and, in March, June, September, and December of 2000, West Penn redeemed a total of $46.8 million of class A-1 6.32 percent transition bonds.

On June 1, 2000, Potomac Edison issued $80 million of floating rate private placement notes, due May 1, 2002, assumable by Allegheny Energy Supply upon its acquisition of Potomac Edison's Maryland generating assets. In August 2000, after the Potomac Edison generating assets were transferred to Allegheny Energy Supply, the notes were remarketed as Allegheny Energy Supply floating rate (three-month London Interbank Offer Rate (LIBOR) plus .80 percent) notes with the same maturity date. No additional proceeds were received.

On August 18, 2000, Monongahela Power borrowed $61 million, under a senior secured credit facility, at a rate of 7.18 percent, with a maturity of November 20, 2000. On November 20, 2000, Monongahela Power paid off the original $61 million borrowing and borrowed $100 million at a rate of 7.21 percent with a maturity of May 21, 2001. The facility will be transferred to Allegheny Energy Supply concurrent with the transfer of Monongahela Power's West Virginia generating assets to Allegheny Energy Supply.

On August 18, 2000, the Company issued $165 million aggregate principal amount of its 7.75 percent notes due August 1, 2005. The Company contributed $162.5 million of the proceeds from its financing to Monongahela Power. Monongahela Power used the proceeds from the Company and the $61 million borrowed under the senior secured credit facility (as discussed above) in connection with the purchase of Mountaineer Gas.

As part of the purchase of Mountaineer Gas on August 18, 2000, Monongahela Power assumed $100 million of existing Mountaineer Gas debt. This debt consists of several senior unsecured notes and a promissory note with fixed interest rates between 7.00 percent and 8.09 percent, and maturity dates between April 1, 2009, and October 31, 2019.

On November 7, 2000, the Company also issued unsecured notes in an aggregate principal amount of $135 million, bearing an interest rate of 7.75 percent due 2005. These notes were a further issuance of, and form a single series with, the $165 million aggregate principal amount of the Company's 7.75 percent notes issued on August 18, 2000, as discussed above.

In 1999, West Penn issued $600 million of transition bonds with varying average lives ranging from one to eight years with a weighted average cost of 6.887 percent to "securitize" transition costs related to its restructuring settlement described in Note B to the consolidated financial statements. During 1999, West Penn reacquired all of its outstanding $525 million of first mortgage bonds.

West Penn called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84 million five-year unsecured medium-term notes issued in the second quarter of 1999 at a 6.375 percent coupon rate. Potomac Edison called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $0.5 million on September 30, 1999, with funds on hand. The redemption of the preferred stock allowed Potomac Edison and West Penn to revise their Articles of Incorporation, providing greater financial flexibility in restructuring debt.

In April 1999, Monongahela Power, Potomac Edison, and West Penn issued $7.7 million, $9.3 million, and $13.8 million, respectively, of 5.50 percent 30-year pollution control revenue notes to Pleasants County, West Virginia. In December 1999, Monongahela Power issued $110 million of 7.36 percent unsecured medium-term notes, due in January 2010, in part to finance the purchase of West Virginia Power.

In October 1999, AYP Energy prepaid $30 million of its bank loan, reducing the obligation from $160 million to $130 million. In December 1999, the $130 million debt obligation was assigned to Allegheny Energy Supply. Allegheny Energy Supply prepaid the remaining debt obligation on October 25, 2000, with funds obtained from short-term debt.

The long-term debt due within one year at December 31, 2000, of $160.2 million represents $100.0 million of Monongahela Power's senior credit facility due May 21, 2001, and $60.2 million of West Penn Funding, LLC, transition bonds due on various dates. The transition bonds are supported by an Intangible Transition Charge (ITC) that replaces a portion of the CTC that customers pay. The proceeds from the ITC will be used to pay the principal and interest on these transition bonds, as well as other associated expenses.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. This resulted in open access transmission tariffs being established nationwide. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure level playing fields.

In addition, with the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

The Company is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states that Allegheny Power serves. Pennsylvania and Maryland have retail choice programs in place. In October 2000, Ohio approved the implementation of a deregulation plan for Monongahela Power beginning January 1, 2001. In March 2000, West Virginia's Legislature approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. In July 2000, Virginia approved a separation plan for the generating assets of Potomac Edison and continues to make progress toward the implementation of customer choice.

Activities at the Federal Level

The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anticompetitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to adjournment of the 106th Congress. The Company anticipates that the 107th Congress will address these issues.

Maryland Activities

On June 7, 2000, the Maryland PSC approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unqualified benefits; " and

- requires asymmetric pricing for asset transfers between utilities and their affiliates (excluding the transfer of Potomac Edison's Maryland jurisdictional generating assets to Allegheny Energy Supply). Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book costs or market value.

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

Ohio Activities

The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a five percent cut in the generation portion of their rate.

Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its approximately 29,000 Ohio customers. The Ohio PUC approved the stipulation on October 5, 2000. The restructuring plan allows the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001. See Note B to the consolidated financial statements for additional information.

Pennsylvania Activities

Two-thirds of West Penn's customers in Pennsylvania were able to choose their electricity supplier effective January 2, 1999. As of January 1, 2000, all of West Penn's electricity customers in Pennsylvania had the right to choose their electric suppliers. The Company has retained more than 99 percent of its Pennsylvania customers as of December 31, 2000. See Note B to the consolidated financial statements for additional information.

Virginia Activities

The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, the Company filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax.

On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application. See Note B to the consolidated financial statements for additional information.

Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

In March 1998, the West Virginia Legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

The W.Va. PSC approved Potomac Edison's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000, and established a process for obtaining approval to transfer Monongahela Power's assets on or before the starting date for customer choice. In accordance with the restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

Accounting for the Effects of Price Deregulation

In accordance with the guidance of EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," the Company has discontinued the application of SFAS No. 71 to its electric generation businesses in all of the states in which the Company provides utility service. See Note C to the consolidated financial statements for additional information.

Environmental Issues

The Environmental Protection Agency (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation. On March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would postpone compliance until May 1, 2005. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule is also under litigation in the District Court of Columbia Circuit Court of Appeals, with a decision expected in early 2001. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $376.9 million of capital costs during the 2001 through 2004 period to comply with these regulations. Approximately $63.5 million was spent in 2000.

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following 10 electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments. The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

Right-to-Know

On Earth Day 1997, former President Clinton announced the expansion of the federal Emergency Planning and Community Right-to-Know Act (RTK) reporting to include electric utilities, but limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of RTK is to provide site-specific information on chemical emissions to the air, land, and water. Packets of information about the Company's emissions were provided to the media in the Company's area and posted on the Company's web site. The Company filed its 1999 RTK report with the EPA prior to the July 1, 2000, deadline, reporting 27.5 million pounds of total releases for calendar year 1999.

Energy Risk Management

The Company is exposed to a variety of commodity driven risks associated with the wholesale and retail marketing of electricity, including the generation, procurement, and marketing of power. The Company is mandated by the Board of Directors of the Company to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

The Company's wholesale and retail activities principally consist of marketing and buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future. These contracts require physical delivery of electricity.

The Company also uses option contracts to buy and sell electricity at fixed prices in the future. These option contracts are primarily entered into for risk management purposes. The risk management activities focus on management of volume risks (supply) and operational risks (plant outages). The Company's principal intent and business objective for the use of its capital assets and contracts is the same - provide it with physical power supply to enable it to deliver electricity to meet customers' needs.

The Company has entered into long-term contractual obligations for sales of electricity to other load-serving entities, including affiliated electric utilities, municipalities, and retail load aggregators.

The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee chaired by the Chief Executive Officer and composed of senior management. An independent risk management group, operating separately from the businesses actively managing these risk exposures, monitors market risks to ensure compliance with the Policy.

Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generating assets to back positions on physical transactions. A Value-at-Risk (VaR) model is used to measure the market exposure resulting from the wholesale and retail activities. VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The Company's 12-month average one-day VaR with respect to its wholesale and retail marketing of electricity for its unregulated generation segment, excluding the commodity price exposure related to the procurement of fuel, was $12.3 million using a 95 percent confidence level. The Company entered into long-term arrangements (terms of 12 months or longer) to purchase approximately 90 percent of its base fuel requirements in 2000. The Company depends on short-term arrangements and spot purchases for its remaining requirements. Until 2005, the Company expects to meet its total coal requirements for its generating assets under existing contracts or from known suppliers.

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

Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Corporate Energy Risk Control Policy. M-19

Energy Trading Activities

In November 1998, the EITF released Issue No. 98-10 under which contracts entered into in connection with energy trading must be marked to market, with gains and losses included in earnings. The Issue defines energy trading activities or energy trading contracts as energy contracts entered into with the objective of generating profits on or from exposure to shifts in market prices.

During 2000, Allegheny Energy Supply substantially increased the volume of its wholesale electricity trading activities due to the completion of the construction or acquisition of additional capacity. Allegheny Energy Supply also anticipates the expansion of additional capacity, through construction and acquisition activities, in future years as a result of announcements made during 2000. Based upon the Company's continual evaluation of its business activities under the provisions of EITF Issue No. 98-10, the Company concluded that Allegheny Energy Supply's wholesale electricity activities now represent trading activities. Accordingly, Allegheny Energy Supply recorded its energy trading contracts at fair value on the balance sheet at December 31, 2000, and recorded a gain to earnings for these contracts. See Note J to the consolidated financial statements for additional details.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. The Company determined the fair value of the derivatives, designated certain derivatives as hedges, and assessed the effectiveness of those derivatives as hedges.

Allegheny Energy Supply has entered into two forward contracts for the purchase of electricity that qualify for cash flow hedge treatment under SFAS No. 133. Allegheny Energy Supply entered these transactions with the risk management objectives of assuring its ability to meet its contractual obligations to serve the instantaneous physical demands of its customers and to ensure that market movements do not cause a significant degradation in Allegheny Energy Supply's earnings.

Cash flow hedge accounting is appropriate only if the derivative is effective at offsetting cash flows from the hedged item and is designated as a hedge at its inception. Additionally, changes in the market value of the hedge must move in an inverse direction from changes in the market value of the hedged item. This effectiveness is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of effectiveness being at least 80 percent and not more than 125 percent. If and when effectiveness ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. Any ineffectiveness in Allegheny Energy Supply's hedges will be reported as part of "Purchased power and exchanges, net" on the consolidated statement of operations. The effective portion will be reported in other comprehensive income.

Allegheny Energy Supply will record an asset of $1.5 million on its 2001 balance sheet based on the fair value of the two cash flow hedge contracts at January 1, 2001. An offsetting amount will be recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply anticipates that the hedges will be highly effective and that there will be no ineffectiveness to be recognized in earnings because the critical terms of the hedging instruments and hedged items match, the fair value of hedging instruments was zero at inception, and the change in expected cash flows on the hedged items and the hedging instruments are based on the same forward commodity prices. Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts will be reclassified to earnings during July and August of 2001, when the hedged transactions are recorded.

Allegheny Energy Supply has certain option contracts for the future sale of electricity that meet the derivative criteria in SFAS No. 133, which do not qualify for special hedge accounting. Allegheny Energy Supply also has entered into option contracts for emission allowances that qualify as derivatives. Allegheny Energy Supply entered into these energy derivatives for the purpose of optimizing the value of its generating assets. Allegheny Energy Supply will record an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts at January 1, 2001. The majority of this liability is related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply will record a charge of $31.2 million against earnings, net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle as of January 1, 2001.

New Accounting Standard

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for transfers occurring after March 31, 2001. The Statement is not expected to have a material impact on the Company.

Monongahela Power Company
and Subsidiaries
MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to Monongahela Power Company and its subsidiary, Mountaineer Gas Company (Mountaineer Gas) (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of power and fuel for electric generation; regulatory matters; litigation involving the Company; regulatory conditions applicable to the Company; the loss of any significant customers; and changes in business strategy or development plans.

Business Strategy

A component of the deregulation plans sponsored by the Company in West Virginia and Ohio is the authority to transfer electric generating assets at net book value to an unregulated affiliate. The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes. The plan provides for customer choice of a generation supplier for all customers and allows the Company to transfer the West Virginia portion (approximately 2,004 megawatts (MW)) of its generating assets to its unregulated affiliate, Allegheny Energy Supply, LLC (Allegheny Energy Supply).

On October 5, 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a stipulation agreement between the Company and the major parties regarding a transition plan to bring electric choice to the Company's approximately 29,000 Ohio customers. As part of the agreement, the Company is permitted to transfer its Ohio jurisdictional generating assets (approximately 352 MW) to Allegheny Energy Supply at net book value on or after January 1, 2001. That transfer is intended to occur in the second quarter 2001.

In December 1999, the Company expanded its service territory with the acquisition of West Virginia Power Company (West Virginia Power) assets. The acquisition of West Virginia Power added approximately 26,000 electric distribution customers and 24,000 natural gas customers to the Company's existing business in West Virginia. Also, the Company acquired Mountaineer Gas in August 2000. The acquisition of Mountaineer Gas added approximately 200,000 natural gas customers to the Company's West Virginia regulated utility operations.

SIGNIFICANT EVENTS IN 2000, 1999, AND 1998

Transfer of Generating Assets

In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the W.Va. PSC. Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government. The plan provides for customer choice of a generation supplier for all customers and allows the Company to transfer the West Virginia portion (approximately 2,004 MW) of its generating assets to

Allegheny Energy Supply. In part, the Company is required to file with the W.Va. PSC a petition seeking a Commission finding that a proposed transfer of generating assets complies with the conditions of the deregulation plan. The order also permits the Company to submit a petition to the Commission seeking approval to transfer its West Virginia jurisdictional generating assets prior to the implementation of the deregulation plan. A filing before the implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. In a petition filed on August 15, 2000, and supplemented on October 31, 2000, the Company sought W.Va. PSC approval to transfer its West Virginia portion of its generating assets to Allegheny Energy Supply on or after January 1, 2001, contemporaneously with the transfer of its Ohio jurisdictional generating assets. The Company now considers it highly unlikely that legislative action will occur in West Virginia in 2001. If legislative action does not occur, the Company intends to explore other ways to complete the transfer of its West Virginia jurisdictional generating assets to Allegheny Energy Supply.

In October 2000, the Ohio PUC approved a settlement to implement a restructuring plan for the Company. This restructuring plan allowed Ohio customers of the Company to choose their generation supplier starting January 1, 2001. Also, the Company was permitted to transfer the Ohio jurisdictional portion (approximately 352 MW) of its generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001. That transfer is intended to occur in the second quarter of 2001.

See Note B and C to the consolidated financial statements for details of the Company's various state restructurings and other information about the electric generation deregulation process.

Acquisitions

On August 18, 2000, the Company completed the purchase of Mountaineer Gas, a regulated natural gas sales, transportation, and distribution company serving a large portion of West Virginia, from Energy Corporation of America (ECA) for approximately $326 million, which included the assumption of $100 million of existing long-term debt. The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by approximately 200,000. (See Note D to the consolidated financial statements for additional information.)

In December 1999, the Company purchased from UtiliCorp United, Inc. the assets of West Virginia Power, an electric and natural gas distribution company located in southern West Virginia, for approximately $95 million.

Rate Matters

The Company and its affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), together doing business as Allegheny Power, operate electric transmission and electric and natural gas distribution systems. Allegheny Power also generates electric energy in jurisdictions which have not yet deregulated electric generation. These subsidiaries are subject to federal and state regulation, including the Public Utility Holding Company Act of 1935 (PUHCA). Allegheny Power's markets for regulated electric and gas retail sales are in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia.

On June 23, 2000, the W.Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of Potomac Edison and the Company consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates resulted in a revenue reduction of approximately $0.5 million for 2000 increasing over eight years to an annual reduction of approximately $6.0 million. Offsetting this decrease, the settlement approved by the W.Va. PSC directs the Company to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $6.0 million), as a reduction of expenses over a four-and-one-half year period beginning July 1, 2000. Also, effective July 1, 2000, the Company ceased their expanded net energy cost (fuel clause) as part of the settlement.

On October 11, 2000, the W.Va. PSC approved an interim increase on the commodity rate for gas customers of the Company (formerly West Virginia Power customers) for gas service bills rendered on and after December 1,

2000. On December 11, 2000, the W.Va. PSC approved additional increases for gas service bills rendered on and after January 1, 2001, through November 30, 2001 (total revenue increase for the 12-month period of $5.1 million or 22.6 percent). The commodity rate is the portion of the gas service bill that reflects the cost of natural gas, which has increased significantly during 2000. The W.Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001, through April 30, 2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows the Company full recovery, but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment mechanism. Under the Purchased Gas Adjustment mechanism, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding, when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

Mountaineer Gas, in response to significant increases in the market price for natural gas, filed for a rate increase with the W.Va. PSC on January 4, 2001. If natural gas prices remain at current levels, the proposed overall rates will increase by approximately 39 percent ($67 million) over present rates. Mountaineer Gas anticipates that the W.Va. PSC will postpone the effective date until November 1, 2001, when the current rate moratorium ends. The conclusion of the current rate moratorium coincides with the expiration of the primary Mountaineer Gas fixed-price fuel supply contract.

Regional Transmission Organization

In adopting its Rule 2000, the Federal Energy Regulatory Commission (FERC) defined requirements for transmission facility owners, such as the Company, Potomac Edison, and West Penn, to participate in some form of a regional transmission organization (RTO). Additionally, the state jurisdictions within which the Company operates have, to different degrees, started to define their transition to a competitive generation marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient.

Allegheny Power announced on October 5, 2000, that it had signed a Memorandum of Agreement with the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) to develop a new transmission affiliation with PJM, referred to as PJM West. The Memorandum of Agreement was outlined in a filing submitted to the FERC on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

FERC's Order 2000 required all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in an RTO, those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an affiliation with PJM, working within the PJM framework, which would also be available to other utilities.

Allegheny Power is leading the new initiative, known as PJM West, which will facilitate economic transmission service, while simultaneously expanding the PJM market. Allegheny Energy Supply will benefit from the PJM West initiative by having its generation within PJM and open to markets in the current PJM region.

In December 2000, Allegheny Power and PJM announced the execution of an agreement in principle to broaden PJM West that will further expand the PJM market into the Pittsburgh area. This agreement provides for Duquesne Light Company to join Allegheny Power in the development of PJM West by executing a similar joint agreement with PJM as did Allegheny Power.

PURPA Power Project Termination

In 1999, the Company settled for $2.3 million litigation by a developer alleging failure by the Company to comply with the Public Utility Regulatory Policies Act of 1978 (PURPA) regulations.

Electric Industry Restructuring

See Electric Energy Competition on page 12 for ongoing information regarding electric industry restructuring. M-24
REVIEW OF OPERATIONS

Earnings Summary
(Millions of Dollars)	2000	1999	1998

Operations	$94.6	$92.3	$82.4
Extraordinary charge, net (Note C)	(63.1)
Consolidated net income	$31.5	$92.3	$82.4

The increase in 2000 earnings from operations, before extraordinary charge, of $2.3 million was due primarily to increased income of $2.8 million related to the acquisition of Mountaineer Gas. The increase in 1999 earnings resulted, in part, from increased retail kilowatt-hour (kWh) sales, including increased sales to residential customers due to winter weather that was cooler than the relatively warm winter of 1998, as measured by heating degree days. The increase is also due to a 1999 decrease in federal and state income taxes of $9.0 million primarily due to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, Inc. and to a net change in income tax provisions related to prior years.

The extraordinary charge of $63.1 million, net of taxes, reflects write-offs by the Company of costs determined to be unrecoverable as a result of West Virginia and Ohio legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

Sales and Revenues

The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:
(Millions of Dollars)	2000	1999	1998

Electric revenues	$595.9	$558.6	$536.0
Gas revenues	80.2
Total retail revenues	$676.1	$558.6	$536.0

The Company's residential, commercial, and industrial revenues in 2000 were favorably affected by the addition of gas services related revenues. In August 2000, the Company acquired Mountaineer Gas, a natural gas distribution company serving approximately 200,000 retail natural gas customers in West Virginia, from ECA. Also, the Company acquired West Virginia Power and its 24,000 natural gas customers from Utilicorp United, Inc. in late December 1999.

Percentage changes in electric revenues and kWh sales in 2000 and 1999 by major retail customer classes were:
	2000 vs. 1999		1999 vs. 1998
	Revenues	KWh	Revenues	KWh

Residential	9.6%	9.2%	4.9%	4.6%
Commercial	11.0	13.6	2.8	2.2
Industrial	1.3	4.2	4.4	4.1
Total	6.7%	7.4%	4.2%	3.8%

The increase in 2000 residential, commercial, and industrial kWh sales was primarily due to growth in the number of customers, due to the acquisition of West Virginia Power and its 26,000 electric customers, from Utilicorp United, Inc. in late December 1999.

Residential kWh sales, which are more weather sensitive than the other classes, also increased due to customer usage, primarily because of weather conditions in late 2000. The 1999 increase in residential kWh sales was due primarily to changes in customer usage because of weather conditions, and to a lesser extent, growth in the number of customers.

Commercial kWh sales, are also affected by weather, but to a lesser extent than residential, also increased in 2000 due to customer usage. The increase in commercial kWh sales in 1999 reflects growth in the number of customers and increased usage.

The increase in industrial kWh sales in 2000 was primarily due to increased kWh sales to iron and steel customers and to chemical customers. The increase in industrial kWh sales in 1999 was due to increased kWh sales to iron and steel customers and to paper and printing product customers.

Changes in electric revenues from retail customers resulted from the following:

	Changes from Prior Year
(Millions of Dollars)	2000 vs 1999	1999 vs 1998

Fuel clauses		$ 9.4
All other	$37.3	13.2
Net change in retail revenues	$37.3	$22.6

Revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000, for West Virginia and December 31, 2000, for Ohio. Effective July 1, 2000, the Company's West Virginia jurisdiction ceased to have a fuel clause. Effective January 1, 2001, a fuel clause ceased to exist for the Company's Ohio jurisdiction. Through June 30, 2000, for West Virginia and December 31, 2000, for Ohio, changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through a fuel clause.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increases in 2000 and 1999 all other retail revenues were primarily the result of increased customer usage and growth in the number of customers.

Electric wholesale and other revenues were as follows:
(Millions of Dollars)	2000	1999	1998

Wholesale customers	$ 4.9	$ 4.6	$ 5.2
Affiliated companies	102.0	84.7	77.3
Street lighting and other	7.4	6.9	6.9
Total wholesale and other revenues	$114.3	$96.2	$89.4

Wholesale customers are cooperatives and municipalities that own their distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. All of the Company's wholesale customers have signed contracts to remain as customers until November 30, 2003.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of the Parent. Revenues from affiliated companies increased $17.3 million in 2000 as the Company now sells bulk power to its unregulated affiliate Allegheny Energy Supply, allowing for a more efficient dispatch of power. The Company has a dispatch arrangement with Allegheny Energy Supply. The 1999 increase of $7.4 million in affiliated revenues was due to increased energy sales to affiliates. As a result of increased generation at one of the Company's power stations in 1999, the Company had more generation available for sale after meeting the needs of its regular customers. Some of this excess generation was sold to affiliates to meet their needs.

Street lighting and other affiliated revenues increased $.5 million in 2000 due to gas sales related to the Mountaineer Gas and West Virginia Power acquisitions.

The Company had gas revenues of $103.6 million for 2000 due to the acquisitions of West Virginia Power in 1999 and Mountaineer Gas in August 2000.

Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales for 2000, 1999, and 1998 were as follows:

	2000	1999	1998

kWh Transactions (in billions):
Bulk power		.2	.3
Transmission and other energy services
to nonaffiliated companies	2.7	2.1	1.9
Total	2.7	2.3	2.2

Revenues (in millions):
Bulk power	$ .8	$ 6.6	$ 8.5
Transmission and other energy services
to nonaffiliated companies	13.5	12.0	11.3
Total	$14.3	$18.6	$19.8

Revenues from bulk power transactions decreased in 2000 and 1999 due to decreased sales to power marketers and other utilities. In 2000, this decrease was a result of increased affiliated sales due to a dispatch agreement with the Company's unregulated affiliate, Allegheny Energy Supply. With this agreement, regulated operations sells the amount of its bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated operations when regulated load at times exceeds regulated generation. Such a relationship allows the Company's generation to be dispatched in a more efficient manner.

Through June 30, 2000, and December 31, 2000, for the Company's West Virginia and Ohio jurisdictions, respectively, the costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, were recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may either be positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments, which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months of 2000 for West Virginia and twelve months ended 2000 for Ohio because increases or decreases were passed on to customers through operation of fuel clauses.

Effective July 1, 2000, and December 31, 2000, once the fuel clauses were eliminated in West Virginia and Ohio, respectively, the Company assumed the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its West Virginia and Ohio jurisdiction.

When a fuel clause is in effect, changes in fuel revenues have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to the customer through fuel clauses.

Revenues from transmission and other energy services in 2000 and 1999 increased $1.5 million and $0.7 million, respectively. Revenues from transmission and other energy services increased in 2000 and 1999 due primarily to increased megawatt-hours (MWh) transmitted.

Operating Expenses

Fuel expenses increased 3.7% in 2000 due primarily to a 4.3% increase related to kWhs generated, offset in part by a .6% decrease in average fuel prices. The increase in 1999 of .9% was due to an 8.9% increase related to kWhs generated, offset in part by an 8% decrease in average fuel prices. The increases in kWhs generated were to meet retail customer requirements and increased sales to affiliates. The decrease in 1999 average fuel prices was due to renegotiated fuel contracts.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the PURPA, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)	2000	1999	1998

Nonaffiliated transactions:
Purchased power:
From PURPA generation*	$70.7	$65.1	$65.5
Other	22.9	15.1	11.6
Power exchanges, net	1.6	(.6)	(.2)
Affiliated transactions:
AGC capacity charges	18.9	19.1	18.4
Other	5.3	.1	.3
Purchased power and exchanges, net	$119.4	$98.8	$95.6
*PURPA cost (cents per kWh)	5.4cents	5.2cents	5.1cents

The $7.8 million increase in other purchased power in 2000 was primarily due to purchases required to serve customers acquired through the acquisition of West Virginia Power. The increase in other purchased power in 1999 resulted primarily from increased purchases for sales.

The increase in other affiliated transactions of $5.2 million in 2000 was primarily due to increased purchases from Allegheny Energy Supply. In early 2000, a dispatch agreement was implemented between the Company and Allegheny Energy Supply. The dispatch agreement is a relationship that allows the Company's generation to be dispatched in a more efficient manner. In 2000, the Company purchased generation from Allegheny Energy Supply when the Company's load exceeded its generation. When the Company's generation exceeds its load, the excess generation is sold to Allegheny Energy Supply.

Gas purchases and production expenses for 2000, 1999, and 1998 were as follows:

(Millions of Dollars)	2000	1999	1998
Total gas purchases and production expenses	$57.0	$	$
Gas purchases and gas production reflects the acquisition of West Virginia Power in December 1999 and Mountaineer Gas in August 2000.

Other operations expenses increased $26.8 million in 2000 due primarily to additional expenses associated with serving the customers acquired through the acquisitions of West Virginia Power and Mountaineer Gas. The increase in other operation expenses of $8.0 million in 1999 resulted primarily from a write-off of $4.2 million of costs related to a pumped-storage generation project no longer considered useful, $2.3 million of costs associated with settling litigation concerning a PURPA project, and increases in salaries and wages costs.

The increase in maintenance expenses of $6.9 million in 2000 was due primarily to increased power station maintenance and the transmission and distribution (T&D) maintenance expenses associated with the West Virginia Power and Mountaineer Gas acquisitions. Maintenance expenses decreased in 1999 by $3.0 million due to decreases in T&D maintenance expenses, offset in part by increases in general plant maintenance which includes renovations of office facilities.

Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service and the amount of work found necessary when the equipment is dismantled.

Depreciation and amortization expense increased $9.6 million in 2000 due to increased investment, primarily associated with the acquisitions of West Virginia Power and Mountaineer Gas. Depreciation and amortization expense in 1999 increased $2.3 million due to increased investment.

Taxes other than income taxes increased $12.6 million in 2000 primarily due to additional tax expenses related to the acquisitions of West Virginia Power and Mountaineer Gas. The decrease of $1.3 million in taxes other than income in 1999 was due primarily to a 1998 adjustment to West Virginia Business and Occupation Taxes for prior year.

The increase in federal and state income tax expense in 2000 of $10.2 million was primarily due to increased operating income resulting in an increase in taxes of approximately $5.8 million and depreciation differences resulting in an approximate $3.2 million increase in taxes. The decrease in federal and state income taxes of $9.0 million in 1999 was primarily due to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, and to a net change in income tax provisions related to prior years.

Other Income and Deductions

The decrease in other income, net, of $2.1 million in 2000 was primarily due the amortization of goodwill related to the West Virginia Power and Mountaineer Gas acquisitions.

Interest Charges

The increase in interest on long-term debt in 2000 resulted primarily from increased average long-term debt outstanding related to the debt incurred for the acquisitions of West Virginia Power in December 1999 and Mountaineer Gas in August 2000.

See Financing on page 11 for more information related to the Company's long-term debt.

Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

Extraordinary Charge

The extraordinary charge in 2000 of $63.1 million, net of taxes, reflects a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plans adopted in Ohio and West Virginia. See Note C of the consolidated financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its acquisitions and construction programs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, and installment loans. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 2000 were $82 million and, for 2001 and 2002, are estimated at $109.9 million and $111.5 million, respectively. In addition, in 1999 the Company acquired the assets of West Virginia Power for approximately $95 million, and, in 2000, purchased Mountaineer Gas for approximately $326 million (which included the assumption of $100 million in existing debt). The 2001 and 2002 estimated expenditures include $40.9 million and $55.8 million, respectively, for construction of environmental control technology. It is the Company's goal to constrain future construction spending to the approximate level of depreciation currently in rates. As described under Environmental Issues starting on page 15, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues. The Company also has additional capital requirements for debt maturities (see Note K to the consolidated financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $140 million in 2000, compared with $86 million in 1999. The increase in 2000 cash flows from operations resulted primarily from a decrease in the level of common stock dividends payable to its Parent, Allegheny Energy. The decrease in 1999 cash flows resulted from an increase in the level of common stock dividends to the Company's Parent. Current rate levels and reduced levels of construction expenditures permitted the Company to finance all of its construction expenditures in 2000 and 1999 with internal cash flow.

Financing

Short-term debt is used to meet temporary cash needs. An Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries, including the Company, have funds available. The money pool provides funds to approved Allegheny Energy subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points. Short-term debt, including notes payable to affiliates under the money pool, increased $8.4 million to $37 million in 2000. At December 31, 2000, the Company had Securities and Exchange Commission (SEC) authorization to issue up to $206 million of short-term debt. The Company anticipates meeting its 2000 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary, and external financings.

The Company's $65 million of 5 5/8 percent series first mortgage bonds matured on April 1, 2000.

On August 18, 2000, the Company borrowed $61 million, under a senior secured credit facility, at a rate of 7.18 percent, with a maturity of November 20, 2000. On November 20, 2000, the Company paid off the original $61 million borrowing and borrowed $100 million at a rate of 7.21 percent with a maturity of May 21, 2001. The Company intends to transfer this facility to Allegheny Energy Supply concurrent with the transfer of the Company's West Virginia generating assets to Allegheny Energy Supply.

On August 18, 2000, the Company's parent, Allegheny Energy, Inc., issued $165 million aggregate principal amount of its 7.75 percent notes due August 1, 2005. The Company's parent contributed $162.5 million of the proceeds from its financing to the Company. The Company used the proceeds from its parent and the $61 million borrowed under the senior secured credit facility (as discussed above) in connection with the purchase of Mountaineer Gas.

As part of the purchase of Mountaineer Gas on August 18, 2000, the Company assumed $100 million of existing Mountaineer Gas debt. This debt consists of several senior unsecured notes and a promissory note with fixed interest rates between 7.00 percent and 8.09 percent, and maturity dates between April 1, 2009, and October 31, 2019.

In April 1999, the Company issued $7.7 million of 5.50 percent 30-year pollution control revenue notes to Pleasants County, West Virginia. In December 1999, the Company issued $110 million of 7.36 percent unsecured medium-term notes due in January 2010, in part to finance the purchase of West Virginia Power.

The Company's long-term debt due within one year at December 31, 2000, was $100 million of 7.21 percent senior credit facility due May 21, 2001.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. This resulted in open access transmission tariffs being established nationwide. The Company, and its parent, Allegheny Energy, continue to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure level playing fields.

In addition, with the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states that Allegheny Power serves. Pennsylvania and Maryland have retail choice programs in place. In October 2000, Ohio approved the implementation of a deregulation plan for the Company beginning January 1, 2001. In March 2000, West Virginia's Legislature approved a deregulation plan for the Company pending additional legislation regarding tax revenues for state and local governments. In July 2000, Virginia approved a separation plan for the generating assets of Potomac Edison and continues to make progress towards the implementation of customer choice.

Activities at the Federal Level

The Company and its parent, Allegheny Energy, continue to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anticompetitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company and Allegheny Energy continue to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to adjournment of the 106th Congress. The 107th Congress will address these issues.

Ohio Activities

The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a five percent cut in the generation portion of their rate.

The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its approximately 29,000 Ohio customers. The Ohio PUC approved the stipulation on October 5, 2000. The restructuring plan allows the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001. See Note B to the consolidated financial statements for additional information.

West Virginia Activities

In March 1998, the West Virginia Legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan, which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

The W.Va. PSC approved Potomac Edison's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000, and established a process for obtaining approval to transfer the Company's assets on or before the starting date for customer choice. In accordance with the restructuring agreement, Potomac Edison and the Company implemented a commercial and industrial rate reduction program on July 1, 2000.

The status of electric energy competition in Virginia, Maryland, and Pennsylvania in which affiliates of the Company serve are as follows:

Virginia Activities

The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax.

On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application.

Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

Maryland Activities

On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:
- restricts sharing of employees between utilities and affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unqualified benefits; " and

- requires asymmetric pricing for asset transfers between utilities and their affiliates (excluding the transfer of Potomac Edison's Maryland jurisdictional generating assets to Allegheny Energy Supply). Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book costs or market value.

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

Pennsylvania Activities

Two-thirds of West Penn's customers in Pennsylvania were able to choose their electricity supplier effective January 2, 1999. As of January 2, 2000, all of West Penn's electricity customers in Pennsylvania had the right to choose their electric suppliers. The Company has retained more than 99 percent of its Pennsylvania customers as of December 31, 2000.

Accounting for the Effects of Price Deregulation

In accordance with the guidance of EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," the Company has discontinued the application of SFAS No. 71 to its electric generation business in all of the states in which the Company provides utility service. See Note C to the consolidated financial statements for additional information.

Environmental Issues

The Environmental Protection Agency (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation. On March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would postpone compliance until May 1, 2005. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule is also under litigation in the District Court of Columbia Circuit Court of Appeals, with a decision expected in early 2001. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $103.6 million of capital costs during the 2001 through 2004 period to comply with these regulations. Approximately $16.8 million was spent in 2000.

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following 10 electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and the Company now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments. The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

New Accounting Standard

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and is effective for transfers occurring after March 31, 2001. The Statement is not expected to have a material impact on the Company.

The Potomac Edison Company
and Subsidiaries

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to The Potomac Edison Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

BUSINESS STRATEGY

In December 1999, the Maryland Public Service Commission (Maryland PSC) approved a settlement agreement, which allowed nearly all Maryland customers of the Company to choose their generation supplier beginning July 1, 2000. In June 2000, the Maryland PSC authorized the Company to transfer the Maryland portion of its generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), an affiliate of the Company, on or after July 1, 2000. The Company also obtained the necessary approvals from the Virginia State Corporation Commission (Virginia SCC) and the Public Service Commission of West Virginia (W.Va. PSC) to transfer the Virginia and West Virginia portions of its generating assets to Allegheny Energy Supply in conjunction with the transfer of the Maryland portion of those assets. In August 2000, the Company transferred approximately 2,100 megawatts (MW) of generating assets to Allegheny Energy Supply.

SIGNIFICANT EVENTS IN 2000, 1999, AND 1998

Transfer of Generating Assets

In August 2000, the Company transferred approximately 2,100 MW of its Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value. State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) also approved these transfers.

Under the terms of the deregulation plans approved in Maryland, the Company retains the obligation to provide electricity to customers that do not choose an alternative electricity supplier during a transition period. For the Company, the Standard Offer Service (provider of last resort) will be provided to Maryland residential customers during a transition period from July 1, 2000, to December 31, 2008, and to all other Maryland customers during a transition period of July 1, 2000, to December 31, 2004. See Note B to the consolidated financial statements for details regarding the deregulation plans approved in Maryland.

Pursuant to contracts, Allegheny Energy Supply provides the Company with power during the Maryland transition periods. Allegheny Energy Supply also provides power pursuant to contracts to cover the retail load of the Company in Virginia and West Virginia prior to and throughout the ensuing period of any retail choice programs that may be implemented in those states. Under these contracts, Allegheny Energy Supply provides the Company with the amount of electricity, up to their retail load, that they may demand.

On May 25, 2000, the Company filed an application with the Virginia SCC to separate its 380 MW of Virginia jurisdictional generating assets, excluding the hydroelectric assets located within the state of Virginia, from its transmission and distribution (T&D) assets, effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan that provided for the transfer of its Virginia jurisdictional generating assets to Allegheny Energy Supply in exchange for the aforementioned contractual commitment from Allegheny Energy Supply to provide power.

On August 10, 2000, the Company applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary of the Company). On December 14, 2000, the Virginia SCC approved the transfer. The Company anticipates the transfer to Allegheny Energy Supply will occur during the first quarter of 2001, after receiving final approval from the SEC.

On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the 2,004 MW of West Virginia jurisdictional generating assets of Monongahela Power Company (Monongahela Power), an affiliate of the Company, as well as the generating assets of the Company that serve West Virginia. The Company was granted approval to transfer its assets to Allegheny Energy Supply to be consolidated with other generating assets of the Company so transferred. In part, Monongahela Power is required to file with the W.Va. PSC a petition seeking a Commission finding that a proposed transfer of generating assets complies with the conditions of the deregulation plan. The order also permits Monongahela Power to submit a petition to the Commission seeking approval to transfer its West Virginia jurisdictional generating assets prior to the implementation of the deregulation plan. Monongahela Power is required to make a filing before the implementation of the deregulation plan to include commitments to the consumer and other protections contained in the deregulation plan.

See Notes B and C to the consolidated financial statements for details of various state restructurings and information regarding the electric generation deregulation process.

Rate Matters

The Company and its affiliates, Monongahela Power and West Penn Power Company (West Penn), collectively doing business as Allegheny Power, operate electric transmission and electric and natural gas distribution systems. Allegheny Power also generates electric energy in jurisdictions which have not yet deregulated electric generation. These subsidiaries are subject to federal and state regulation, including the Public Utility Holding Company Act of 1935 (PUHCA). Allegheny Power's markets for regulated electric and gas retail sales are in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia.

In connection with regulatory proceedings of the Maryland PSC, the Company decreased the fuel portion of Maryland customers' bills by approximately $6.4 million annually, effective with bills rendered on or after December 7, 1999. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company's fuel rate, and, on March 21, 2000, the proposed order became final. Effective July 1, 2000, coincident with customer choice in Maryland, the fuel rates were rolled into base rates.

On March 24, 2000, the Maryland PSC issued an order requiring the Company to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of 12 months that began April 30, 2000. The refund of the overrecovered balance does not affect the Company's earnings since the overrecovered amounts had been deferred.

On October 4, 2000, the Maryland PSC approved the Company's filing, which represents the final reconciliation of its deferred fuel balance. The Company is refunding to customers a $3.2 million overrecovery balance existing in the Maryland deferred fuel account as of September 30, 2000. The deferred fuel credit to customers began in October 2000 and will be effective until the balance falls to zero, which is projected to take 12 months. The refund of the overrecovered balance does not affect the Company's earnings, since the overrecovered amounts had been deferred.

On June 23, 2000, the W.Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of the Company and Monongahela Power consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates resulted in a revenue increase for the Company of approximately $0.2 million for 2000, increasing over eight years to an annual increase of approximately $4.3 million. The settlement approved by the W.Va. PSC directs the Company to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $10.0 million), as a reduction of expenses over a four-and-one-half year period beginning July 1, 2000. Also, effective July 1, 2000, the Company ceased their expanded net energy cost (fuel clause) as part of the settlement.

On November 29, 2000, the Maryland PSC approved a Power Sales Agreement between the Company and the winning bidder covering the sale of the AES Warrior Run output to the wholesale market for the period January 1, 2001, through December 31, 2001. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the AES Warrior Run output are used to offset the capacity and energy costs the Company pays to the AES Warrior Run cogeneration project before determining amounts to be recovered from Maryland customers.

Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates as a result of the phase-in of the rate increase approved by the Maryland PSC on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run project, was filed with the Maryland PSC on July 30, 1998, and approved by that Commission on October 27, 1998. The Maryland PSC approved rates for each customer class on December 22, 1998. Under the terms of the agreement, the Company increased its rates about four percent in each of the years 1999 and 2000, and will increase rates by about four percent in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that the Company share 50 percent of earnings above an 11.4 percent return on equity with customers for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, is being distributed to customers in the form of an Earnings Sharing Credit, effective June 7, 2000, through April 30, 2001. Any sharing of earnings required for 2000 will be reflected as a credit on customers' bills starting in May 2001 .

Regional Transmission Organization

In adopting its Rule 2000, the FERC defined requirements for transmission facility owners, such as Allegheny Power, to participate in some form of a regional transmission organization (RTO). Additionally, the state jurisdictions within which the Allegheny Power operates have, to different degrees, started to define their transition to a competitive generation marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient.

Allegheny Power announced on October 5, 2000, that it had signed a Memorandum of Agreement with PJM to develop a new transmission affiliation with Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM), referred to as PJM West. The Memorandum of Agreement was outlined in a filing submitted to the FERC on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

FERC's Order 2000 required all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in an RTO, those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an affiliation with PJM, working within the PJM framework, which would also be available to other utilities.

Allegheny Power is leading the new initiative, known as PJM West, which will facilitate economic transmission service, while simultaneously expanding the PJM market.

In December 2000, Allegheny Power and PJM announced the execution of an agreement in principle to broaden PJM West that will further expand the PJM market into the Pittsburgh area. This agreement provides for Duquesne Light Company to join Allegheny Power in the development of PJM West by executing a similar joint agreement with PJM as did Allegheny Power.

Recapitalization

On September 30, 1999, the Company called $16.4 million of preferred stock. In April 2000, the Company's shareholders amended its Articles of Incorporation. Prior to the amendment and restatement, the Company was authorized to issue 23, 000,000 shares of common stock without par value and 5,378,611 shares of preferred stock with $100 par value per share. The Company now has authority to issue 26,000,000 shares of common stock with $.01 par value per share and 10,000,000 shares of preferred stock with $.01 par value per share. As a result of the change in par value, the Company's common stock was reduced and other paid-in capital was increased by $447.5 million.

PURPA Power Project Termination

In 1999, the Company settled for $2.7 million litigation by a developer alleging failure by the Company to comply with PURPA regulations.

Electric Industry Restructuring

See Electric Energy Competition on page 13 for more information regarding electric energy restructuring activities. M-37

REVIEW OF OPERATIONS
Earnings Summary
	Earnings
(Millions of Dollars)	2000	1999	1998

Operations	$ 84.4	$100.6	$101.5
Extraordinary charge, net (Notes B
and C to the consolidated financial
statements)	(13.9)	(17.0)
Consolidated Net Income	$ 70.5	$ 83.6	$101.5

Earnings for 2000, before the extraordinary charge, decreased by $16.2 million primarily due to the August 1, 2000, transfer of the Company's 2,100 MW of generating capacity at net book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). As a result of the transfer, the Company only has five MW of hydroelectric generating capacity in Virginia available for sale. The extraordinary charge of $13.9 million, net of taxes, reflects a write-off by the Company of costs determined to be unrecoverable as a result of Virginia and West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation. See Notes B and C to the consolidated financial statements for additional details.

The decrease in 1999 earnings from operations, before the extraordinary charge, resulted from increased operation and maintenance (O&M) expenses, and lower other income, net. Included, as part of other operation expenses is a $5.3 million write-off of a pumped-storage generation project no longer considered useful. The decrease in earnings was offset in part by increased kilowatt-hour (kWh) sales to retail customers, tax benefits related to plant removal costs and to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, and reduced interest expenses. The extraordinary charge in 1999 resulted from the Maryland electric utility restructuring order as discussed in Notes B and C to the consolidated financial statements.

Sales and Revenues
Percentage changes in revenues and kWh sales in 2000 and 1999 by major retail customer classes were:
	2000 vs 1999		1999 vs 1998
	Revenues	kWh	Revenues	kWh

Residential	.5%	4.5%	6.9%	5.5%
Commercial	(2.8)	4.6	7.3	6.8
Industrial	(2.3)	2.1	2.7	(1.4)
Total	(1.1)%	3.4%	5.7%	2.6%

The increase in residential kWh sales of 4.5%, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions and growth in the number of customers. The growth in the number of residential customers was 1.9% and 2.1% in 2000 and 1999, respectively, and contributed to the increase in residential revenues in 2000. The revenue increase was slightly offset by reductions applied to certain customers' revenues. The reductions included credits to customer bills resulting from conditions within the Maryland settlement agreements and adjustments to revenues related to the overrecovery from the AES Warrior Run cogeneration project.

The increases in commercial kWh sales of 4.6% and 6.8% in 2000 and 1999, respectively, are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales was due primarily to the growth in the average number of customers, with increases of 2.9% and 2.5% in 2000 and 1999, respectively.

The increase in industrial kWh sales of 2.1% in 2000 was due to an increase in kWh sales to primary metal industry and in the stone, glass, clay and concrete industry customers. The decrease in industrial kWh sales in 1999 resulted primarily from decreased sales to primary metals industry customers.

The decrease in revenues for commercial and industrial customers was due primarily to a decrease in the fuel portion of customer bills, a decrease in surcharge revenues applicable to recovery of costs related to purchased power from the AES Warrior Run cogeneration project, a decrease in Virginia base rates, and, to a lesser extent, Maryland deregulation, which gave Maryland customers of the Company the ability to choose another energy supplier effective July 1, 2000.

In October 1998, the Maryland PSC approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates about four percent in 1999 and 2000, and will increase rates about four percent in 2001 (a $79 million total revenue increase during 1999 through 2001).

Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses). Effective July 1, 2000, a fuel clause ceased to exist for the Company's West Virginia jurisdiction, and effective August 7, 2000, ceased to exist for the Company's Virginia jurisdiction. Through June 30, 2000, changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmissions services and bulk power were passed on to customers by adjustment of customers' bills through a fuel clause. Effective July 1, 2000, the Company assumed the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland and West Virginia jurisdictions, and on August 7, 2000, for its Virginia jurisdiction.

Wholesale and other revenues were as follows:
(Millions of Dollars)	2000	1999	1998

Wholesale customers	$21.9	$21.5	$23.5
Affiliated companies	45.2	11.4	9.4
Street lighting and other	8.6	4.7	5.5
Deferred revenues	2.3	(19.9)
Total wholesale and other revenues.	$78.0	$17.7	$38.4

Wholesale customers are cooperatives and municipalities that own their distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The increase in wholesale customer revenue remained relatively flat in 2000 compared to 1999. The decrease in wholesale revenues in 1999 was due primarily to renegotiated contracts with some wholesale customers.

Revenues from sales to affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from sales to affiliated companies increased $33.8 million in 2000 as the Company sold power to Allegheny Energy Supply. The Company has a dispatch arrangement in place with Allegheny Energy Supply to provide a more efficient dispatch of power. On August 1, 2000, the Company transferred its generating capacity to Allegheny Energy Supply. Revenues from affiliated companies increased $2.0 million in 1999 due primarily to increased transmission revenues from affiliates.

Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales for 2000, 1999, and 1998 were as follows:

	2000	1999	1998
KWh Transactions (in billions):
Bulk power	.7	.2	.4
Transmission and other energy services
to nonaffiliated companies	3.5	2.8	2.5
Total	4.2	3.0	2.9
Revenues (in millions):
Bulk power	$28.9	$ 8.4	$11.7
Transmission and other energy services
to nonaffiliated companies	17.7	16.2	14.7
Total	$46.6	$24.6	$26.4

The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, were recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months of 2000 and in 1999 because changes are passed to customers through operation of fuel clauses. Effective July 1, 2000, the fuel clause was discontinued in the Company's Maryland and West Virginia jurisdictions, and was discontinued for its Virginia jurisdiction effective in August 7, 2000. The discontinuation of fuel clauses may cause an increase in the volatility of earnings for the Company. With the discontinuation of the fuel clauses, the Company assumes the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland, West Virginia and Virginia jurisdictions.

The increases in regulated operations bulk power for 2000 was primarily the result of the sale ($28.1 million for 2000) of the output of the AES Warrior Run cogeneration facility into the open wholesale market. This sale output was part of a Maryland PSC settlement agreement with the Company.

Operating Expenses

Fuel expenses decreased 40.7% in 2000 due to a reduction in kWh generated and to the fuel expenses associated with the 2,100 MW of the Company's generating capacity that were transferred to Allegheny Energy Supply on August 1, 2000. Fuel expenses decreased 3.4% in 1999 due to a 6.0% decrease in average fuel prices offset in part by a 2.6% increase related to kWhs generated to meet retail customer requirements and increased sales to affiliates.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, purchases from qualified facilities under the PURPA, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)	2000	1999	1998

Nonaffiliated transactions:
Purchased power:
Other	$ 3.8	$ 15.7	$ 15.2
From PURPA generation	87.1	1.5
Power exchanges, net	3.9	(2.6)	(.1)
Affiliated transactions:
AGC capacity charges	11.2	19.8	23.8
Other affiliated capacity charges	18.0	39.0	42.9
Energy and spinning reserve charges	215.6	53.6	56.5
Purchased power and exchanges, net	$339.6	$127.0	$138.3

The increase of $85.6 million in purchased power from PURPA generation for 2000 was primarily due to the start of commercial operations of the AES Warrior Run cogeneration project on February 10, 2000, in the Company's Maryland service territory. The Maryland PSC approved the Company's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. Accordingly, the Company defers, as a component of other operation expenses, the difference between revenues collected related to AES Warrior Run and the cost of the AES Warrior Run purchased power.

Allegheny Generating Company (AGC) capacity charges and other affiliated capacity charges decreased in 2000 due to the transfer of the Company's generation, including its ownership interest in AGC, to Allegheny Energy Supply on August 1, 2000.

The increases in affiliated energy and spinning reserve charges of $162 million for 2000 was due primarily to the Company's purchase of power from Allegheny Energy Supply in order to provide energy to the Company's Maryland customers eligible to chose an alternate supplier, but electing not to do so. The generation previously available to serve those customers was released upon the June 7, 2000, approval of the Maryland PSC and has been transferred by the Company to Allegheny Energy Supply.

The increase in other operation expense of $19.1 million for 2000 was due primarily to rent expense related to generating assets. The transfer of the Company's generating assets to Allegheny Energy Supply on August 1, 2000, included the Company's assets located in West Virginia. A portion of these assets has been leased back by the Company to serve its West Virginia jurisdictional retail customers. The lease term is one year, but may modified upon mutual agreement of both parties.

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

The decrease in maintenance expenses in 2000 of $15.8 million was due primarily to the transfer of the Company's generating assets to Allegheny Energy Supply. The increase in maintenance expenses in 1999 of $5.1 million was due to a $2.8 million increase in power station maintenance, a $1.4 million increase in T&D maintenance, and a $.9 million increase in general plant maintenance which includes renovations of office facilities.

Maintenance expenses represent costs incurred to maintain the T&D system and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without an overhaul and the amount of work found necessary when the equipment is dismantled.

The decrease in depreciation expense in 2000 of $14.5 million reflects the transfer of the Company's generating assets to Allegheny Energy Supply during the year, offset by depreciation of new capital additions. Depreciation expense increases in 1999 of $1.6 million resulted from increased investments.

The decrease in taxes other than income taxes of $4.0 million is associated with the transfer of generation. The increase in taxes other than income taxes of $1.4 million in 1999 was due to an increase in the assessment of property in Maryland.

The decrease of $4.1 million in federal and state income taxes for 2000 resulted from a decrease in taxable income. The 1999 decrease in federal and state income taxes was due primarily to decreased taxable income, tax benefits related to plant removal costs for which deferred taxes were not provided, and to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy.

Other Income and Deductions

The decrease in other income, net, of $2.2 million in 2000 was primarily due to a decrease in dividend income received from AGC due to the transfer of the Company's 28% ownership share in the common stock of AGC to Allegheny Energy Supply in August 2000, offset in part by interest income earned on intercompany money pool loans.

Interest Charges

The decrease in interest on long-term debt of $2.7 million and $3.1 million, in 2000 and 1999, respectively, was due to the reduction in average long-term debt outstanding.

Extraordinary Item

The extraordinary charge in 2000 of $ 22.6 million ($13.9 million after tax) was required to recognize $20.0 million ($12.3 million after tax) for the write-off of unrecoverable regulatory assets and the recognition of rate stabilization obligations due to the West Virginia deregulation, and an additional $2.6 million ($1.6 million after tax) due to write-offs associated with deregulation in Virginia.

The extraordinary charge in 1999 of $26.9 million ($17.0 million after taxes) was required to reflect a write-off of certain disallowances in the Maryland PSC's December 1999 order. See Notes B and C to the consolidated financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES

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

Capital expenditures, primarily construction, in 2000 were $72.3 million and, for 2001 and 2002, are estimated at $49.9 million and $48.5 million, respectively. It is the Company's goal to constrain future utility construction spending to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities. See Note J to the consolidated financial statements.

Internal Cash Flow

Internal generation of cash from operations in 2000 was $130.4 million, prior to cash payments of $133.0 million for dividends on capital stock, compared to 1999 internal cash generation of $203.9 million, prior to cash payments of $145.6 million on capital stock. The decrease in cash flows from operations in 2000 resulted primarily from increases in accrued and prepaid taxes and deferred power costs. The decrease in 1999 cash flows resulted primarily from an increase in the level of common stock dividends payable to its parent, Allegheny Energy, Inc.

Financing

Short-term debt is used to meet temporary cash needs. The Company had $42.7 million in short-term debt outstanding at December 31, 2000. The Company had no short-term debt outstanding at December 31, 1999.

An Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries, including the Company, have funds available. The money pool provides funds to approved Allegheny Energy subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points.

The Company anticipates meeting its 2001 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary. The Company did not issue any preferred stock, or common stock in 2000.

In August 2000, Allegheny Energy Supply assumed the service obligation for $104.2 million of pollution control debt in conjunction with the transfer of the Company's generating assets to Allegheny Energy Supply. Through December 22, 2000, the Company was co-obligor on the pollution control debt and reflected the debt in its financial statements. The Company accrued interest expense on the pollution control debt and then reduced interest accrued and increased other paid-in capital when Allegheny Energy Supply paid interest.

On December 22, 2000, the trustees of the pollution control notes released the Company from its co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company derecognized the pollution control notes with the effect of increasing equity by $104.3 million. See Note D to the consolidated financial statements for additional information.

On June 1, 2000, the Company issued $80 million of floating rate private placement notes, due May 1, 2002, assumable by Allegheny Energy Supply upon its acquisition of the Company's Maryland generating assets. In August 2000, after the Company's generating assets were transferred to Allegheny Energy Supply, the notes were remarketed as Allegheny Energy Supply floating rate (three-month London Interbank Offer Rate (LIBOR) plus .80 percent) notes with the same maturity date. No additional proceeds were received.

In March 2000, $75 million of the Company's 5 7/8 percent series first mortgage bonds matured.

The Company called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $.5 million on September 30, 1999, with funds on hand. In April 2000, the Company's shareholders amended its Articles of Incorporation. Prior to the amendment and restatement, the Company was authorized to issue 23,000,000 shares of common stock without par value and 5,378,611 shares of preferred stock with $100 par value per share. The Company now has authority to issue 26,000,000 shares of common stock with $.01 par value per share and 10,000,000 shares of preferred stock with $.01 par value per share. As a result of the change in par value, the Company's common stock was reduced and other paid-in capital was increased by $447.5 million.

In April 1999, the Company issued $9.3 million of 5.50 percent 30-year pollution control revenue notes to Pleasants County, West Virginia.

The Company has SEC authorization for total short-term borrowings of $182 million.

The Company had no long-term debt due within one year at December 31, 2000.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. This resulted in open access transmission tariffs being established nationwide. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure level playing fields.

In addition, with the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

The Company is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states that Allegheny Power serves. Pennsylvania and Maryland have retail choice programs in place. In October 2000, Ohio approved the implementation of a deregulation plan for Monongahela Power beginning January 1, 2001. In March 2000, West Virginia's Legislature approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. In July 2000, Virginia approved a separation plan for the generating assets of the Company and continues to make progress towards the implementation of customer choice.

Activities at the Federal Level

The Company and its parent, Allegheny Energy, continue to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anticompetitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to adjournment of the 106th Congress. The Company anticipates that the 107th Congress will address these issues.

Maryland Activities

On June 7, 2000, the Maryland PSC approved the transfer of the generating assets of the Company to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of the Company had the right to choose an alternative electric provider on July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:
- restricts sharing of employees between utilities and affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unqualified benefits; " and

- requires asymmetric pricing for asset transfers between utilities and their affiliates (excluding the transfer of the Company's Maryland jurisdictional generating assets to Allegheny Energy Supply). Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book cost or market value.

The Company, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. The Circuit Court has granted a partial stay of the Maryland PSC's Code of Conduct/Affiliated Transactions Order. The Judge granted a stay on the issues of employee sharing, royalties for the use of the name and logo and for certain intangibles, and on the requirement to use a disclaimer on advertising for non-core services.

Virginia Activities

The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, the Company filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax.

On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of the Company's generating assets and the provisions of the Phase I application. See Note B to the consolidated financial statements for additional information regarding various rulemaking proceedings to implement customer choice that are ongoing before the Virginia SCC.

West Virginia Activities

In March 1998, the West Virginia Legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

The W.Va. PSC approved the Company's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000, and established a process for obtaining approval to transfer Monongahela Power's assets on or before the starting date for customer choice. In accordance with the restructuring agreement, the Company and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

The status of the electric energy competition in Ohio and Pennsylvania in which affiliates of the Company serve are as follows:

Ohio Activities

The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a five percent cut in the generation portion of their rate.

Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its approximately 29,000 Ohio customers. The Public Utilities Commission of Ohio (Ohio PUC) approved the stipulation on October 5, 2000. The restructuring plan allows Allegheny Energy to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

Pennsylvania Activities

Two-thirds of West Penn's customers in Pennsylvania were able to choose their electricity supplier effective January 2, 1999. As of January 2, 2000, all of West Penn's electricity customers in Pennsylvania had the right to choose their electric suppliers. West Penn has retained more than 99 percent of its Pennsylvania customers as of December 31, 2000.

Accounting for the Effects of Price Deregulation

In accordance with the guidance of Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of Financial Accounting Standards Board (FASB) Statement Nos. 71 and 101," the Company has discontinued the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", to its electric generation businesses in all of the states in which the Company provides utility service. See Note C to the consolidated financial statements for additional information.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

New Accounting Standard

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for transfers occurring after March 31, 2001. The Statement is not expected to have a material impact on the Company.

West Penn Power Company
and Subsidiaries

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to West Penn Power Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulation; the loss of any significant customers or suppliers; and changes in business strategy, operations or development plans.

Business Strategy

The Company's business is the operation of electric transmission and distribution (T&D) systems. On November 18, 1999, the Company transferred its generating capacity, which totaled 3,778 megawatts (MW), to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at net book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. Under the terms of the deregulation plan approved in Pennsylvania for the Company, the Company retains the obligation to provide electricity to customers that do not choose an alternate supplier during a transition period. For the Company, the Pennsylvania transition plan continues through December 31, 2008. Pursuant to contracts, Allegheny Energy Supply provides the Company with power during the Pennsylvania transition period. Under these contracts, Allegheny Energy Supply provides the Company with the total amount of electricity, up to its retail load, that it may demand.

SIGNIFICANT EVENTS IN 2000, 1999, and 1998

Pennsylvania Deregulation

On November 19, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between the Company and parties to the Company's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation.

As a result of the May 29, 1998, Pennsylvania PUC order and as revised by the November 19, 1998, settlement agreement, the Company determined in 1998 that, under the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. Charges of $40.3 million ($23.7 million after taxes) related to revenue refunds and energy program payments required to be made by the Company pursuant to the settlement agreement were also recorded in 1998.

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

Nonutility Sales of Electricity

Prior to transferring its electric generating assets to Allegheny Energy Supply in November 1999, the Company participated in unregulated energy markets as a supplier of electricity. During 1999, the Company sold 2,234,137 megawatt-hours (MWh) of electricity to customers in deregulated retail markets and 17,040,799 MWh to customers in deregulated wholesale markets. The Company's former generation customers purchased 1,829,925 MWh and 2,522,611 MWh of electricity from alternate energy suppliers as a result of customer choice in Pennsylvania in 2000 and 1999, respectively.

Unregulated Generating Affiliate

During 1999, Allegheny Energy, Inc. (Allegheny Energy) obtained the necessary regulatory approvals to form an unregulated generating subsidiary, Allegheny Energy Supply. On November 18, 1999, the Company transferred its generating capacity, which totaled 3,778 MW, to Allegheny Energy Supply at net book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The Company continued to be responsible for providing generation to meet the regulated electric load of its retail customers who did not have the right to choose their generation supplier until January 1, 2000. During the period from November 18, 1999, through January 1, 2000, Allegheny Energy Supply leased back to the Company one-third of its generating assets, providing the Company with the unlimited right to use those facilities to serve its regulated load. The lease agreement was terminated on January 1, 2000.

Regional Transmission Organization

In adopting its Rule 2000, the Federal Energy Regulatory Commission (FERC) defined requirements for transmission facility owners, such as Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and the Company, collectively doing business as Allegheny Power, to participate in some form of regional transmission organization (RTO). Additionally, the state jurisdictions within which the Company operates have, to different degrees, started to define their transition to a competitive generation marketplace. As part of this, they have identified transmission as a key link to making the electricity market efficient.

Allegheny Power announced on October 5, 2000, that it had signed a Memorandum of Agreement with the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) to develop a transmission affiliation with PJM, referred to as PJM West. The Memorandum of Agreement was outlined in a filing submitted to the FERC on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

FERC's Order 2000 required all electric utilities, not currently in an independent system operator (ISO) to file a plan on how they would participate in an RTO, those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an affiliation with PJM, working within the PJM framework, which would also be available to other utilities.

Allegheny Power is leading the new initiative, known as PJM West, which will facilitate economic transmission service, while simultaneously expanding the PJM market. Allegheny Energy Supply will benefit from the PJM West initiative by having its generation within PJM and open to markets in the current PJM region.

In December 2000, Allegheny Power and PJM announced the execution of an agreement in principle to broaden PJM West that will further expand the PJM market into the Pittsburgh area. This agreement provides for Duquesne Light Company to join Allegheny Power in the development of PJM West by executing a similar joint agreement with PJM, as did Allegheny Power.

Recapitalization

In 1999, the Company completed the following steps in its recapitalization process concurrent with the implementation of deregulation of electric generation in Pennsylvania.

- $600 million of transition bonds were issued in November 1999;
- $525 million of first mortgage bonds were called or redeemed during the year;
- $79.7 million of preferred stock was called or redeemed in July 1999; and
- the Company revised its Articles of Incorporation to provide greater financial flexibility.

During 1999, the Company reacquired all of its outstanding first mortgage bonds. As a result, the Company incurred an extraordinary charge of $17.0 million ($10.0 million after taxes) during the fourth quarter of 1999. The extraordinary charge was the result of premiums paid to reacquire the first mortgage bonds as compared to the carrying value of the bonds.

Electric Industry Restructuring

See Electric Energy Competition on page 13 for ongoing information regarding electric industry restructuring. M-47

REVIEW OF OPERATIONS

Earnings Summary
(Millions of Dollars)	2000	1999	1998

Operations:
Regulated operations	$102.4	$ 98.0	$112.6
Unregulated generation	_____	39.6	_____
Consolidated income before extraordinary
charges	$102.4	137.6	112.6
Extraordinary charges, net (Notes B, C, and D
to consolidated financial statements)	_____	(10.0)	(275.4)
Consolidated net income (loss)	$102.4	$127.6	$(162.8)

Earnings for 2000 decreased due to the settlement agreement in Pennsylvania which permitted the Company to transfer its 3,778 MW of generating capacity at net book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy, the Company's parent. As a result of the transfer, the Company no longer has generation available for sale. Current earnings are supported by the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

The decrease in 1999 earnings from regulated operations reflects the deregulation of two-thirds of the Company's electric generation effective January 1, 1999, as approved by the Pennsylvania PUC's restructuring order. Accordingly, the operating results for these assets are classified as unregulated generation in 1999. The 1999 regulated operations also reflect the write-off of $6.6 million of costs from a long dormant pumped-storage generation project. The increase in 1999 earnings, before extraordinary charges, was due primarily to increased kilowatt-hour (kWh) sales.

In 1999, earnings from unregulated generation reflect the sale of generation from two-thirds of the Company's generating assets as discussed under Sales and Revenues.

The extraordinary charge in 1999 resulted from the redemption of debt related to the securitization of stranded costs as discussed in Note D to the consolidated financial statements. The 1998 extraordinary charge resulted from the May 1998 restructuring order and November 1998 settlement agreement as discussed in Notes B and C to the consolidated financial statements.

Sales and Revenues
Total operating revenues for 2000, 1999, and 1998 were as follows:

OPERATING REVENUES:
(Millions of Dollars)	2000	1999	1998

Regulated operations revenues:
Regulated	$ 992.7	$ 915.1	$ 995.8
Choice	28.3	34.3	14.0
Bulk power	.4	7.5	49.6
Transmission and other energy services	24.2	20.3	19.3
Total regulated operations revenues	1,045.6	977.2	1,078.7
Unregulated generation revenues:
Retail and other		126.6
Bulk power	_______	555.0	______
Total unregulated generation revenues	_______	681.6	______
Elimination between regulated and unregulated
generation	_______	(304.6)	______
Total operating revenues	$1,045.6	$1,354.2	$1,078.7

Regulated revenues include revenues from all the Company's customers eligible to choose an alternate energy supplier but electing not to do so. The increase in regulated operations for 2000 includes the revenues received for the service obligation on the debt issued in the fourth quarter of 1999 to securitize transition costs. Regulated operations choice revenues represent T&D revenues from the Company's franchised customers (customers in the Company's distribution territory) who chose another supplier to provide their energy needs. Pennsylvania deregulation gave the Company's regulated customers the ability to choose another energy supplier. For 2000, all of the Company's regulated customers had the ability to choose, and for 1999, two-thirds of the Company's customers had the ability to choose. At December 31, 2000, less than 1% of the Company's customers have chosen alternate energy suppliers. In addition, revenues increased due to colder than normal weather in November and December of 2000. This increase was partially offset by the milder summer weather for 2000. The decrease in choice revenues for 2000 was due to the decline in the number of the Company's customers choosing alternate energy suppliers.

In 1998, the choice revenues represent the five percent of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot program that began November 1, 1997, and continued through December 31, 1998, and were required to buy energy from an alternate supplier. To assure participation in the program, pilot participants received an energy credit from the Company and a price for energy pursuant to an agreement with an alternate supplier. The Company mitigated the energy credit by competing for sales to pilot participants of other utilities as an alternate supplier. The Pennsylvania PUC approved the Company's pilot program compliance filing and initially indicated its intent to treat the net revenue loss as a regulatory asset subject to review and potential rate recovery. The Company deferred the net revenue loss as a regulatory asset. Upon subsequent review, the Company made a determination that the net revenue loss could not be rate recovered. Accordingly, the Pennsylvania pilot program regulatory asset of $9.0 million was written-off in 2000.

The decrease in regulated revenues in 1999 was due primarily to Pennsylvania deregulation, which gave two-thirds of the Company's regulated customers the ability to choose another energy supplier to provide their energy needs. This decrease to regulated revenues was offset in part by colder winter weather in 1999, which led to increased residential kWh sales and revenues. Regulated revenues in 1998 included a $25.1 million rate refund, pursuant to the terms of the Pennsylvania restructuring settlement agreement.

As a result of the transfer of the Company's generation to Allegheny Energy Supply, revenues from unregulated generation sales have decreased due to the Company no longer having generation available for sale.

The decrease in regulated bulk power revenues (wholesale sales to other utilities) in 2000 was due to the Company no longer having generation available for sale. The decrease in revenues from regulated bulk power for 1999 was due to the movement of two-thirds of the Company's generation available for sale from regulated operations to unregulated generation.

Unregulated revenues reflect bulk power sales to nonaffiliated companies and new sales in Pennsylvania's competitive marketplace. The Company's unregulated generation business officially began supplying electricity to retail customers in Pennsylvania and wholesale customers throughout eastern North America on January 1, 1999.

In 1999, the Company's unregulated generation business had the primary objective of selling the output from the two-thirds of the Company's generation that had been released by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania through November 17, 1999.

The elimination between regulated operations and unregulated generation revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

See Note B to the consolidated financial statements for information regarding the Competitive Transition Charge.
Operating Expenses

Fuel expenses for 2000, 1999, and 1998 were as follows:

FUEL EXPENSES:
(Millions of dollars)	2000	1999	1998

Regulated operations	$.2	$ 72.0	$258.2
Unregulated generation	__	141.6	_____
Total fuel expenses	$.2	$213.6	$258.2
Total fuel expenses for 2000 decreased due to the transfer of the Company's generating capacity to Allegheny Energy Supply.

Total fuel expenses decreased 17% in 1999 due to an 11% decrease related to kWhs generated and a 6% decrease in average fuel prices. The decrease in average fuel prices was due to renegotiated fuel contracts. In 1999, regulated operations and unregulated generation fuel expenses reflect the movement of fuel expenses associated with the two-thirds of the Company's generation transferred from regulated operations to unregulated generation. Also, fuel expenses decreased in 1999 due to the November 18, 1999, transfer of the Company's generating capacity to its unregulated affiliate, Allegheny Energy Supply.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and, prior to November 18, 1999, capacity charges paid to Allegheny Generating Company (AGC), and consists of the following items:

PURCHASED POWER AND EXCHANGES, NET:
(Millions of dollars)	2000	1999	1998

Regulated operations:
Purchased Power:
From PURPA generation*	$ 33.2	$ 37.5	$ 63.5
Other	526.7	363.3	26.6
Power exchanges, net	1.4	.5	(.3)
AGC capacity charges	_____	11.6	31.5
Total regulated operations	$561.3	412.9	121.3
Unregulated generation purchased power		298.4
Elimination	_____	(313.1)	_____
Purchased power and exchanges, net	$561.3	$ 398.2	$121.3

*PURPA cost (cents per kWh)	4.7	4.6	5.8

Regulated operations purchased power from PURPA generation decreased $26 million in 1999. This decrease reflects an $11.1 million reduction related to the Company's purchase commitment at costs in excess of the market value of the AES Beaver Valley PURPA contract previously accrued as a loss contingency in accordance with SFAS No. 5, "Accounting for Contingencies." The decrease in purchased power also includes a $12.5 million reduction in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract.

The increases in regulated operations other purchased power in 2000 and 1999 were primarily due to the Company's purchase of power from its unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to its customers eligible to choose an alternate supplier, but electing not to do so. Under the terms of the Pennsylvania settlement agreement, two-thirds of the Company's customers were permitted to choose an alternate generation supplier beginning in January 1999. All of the Company's customers were permitted to do so beginning in January 2000. The generation previously available to serve those customers has been transferred to Allegheny Energy Supply.

In 2000, AGC capacity charges and unregulated generation purchased power decreased due to the transfer of the Company's generation, including its ownership interest in AGC, to Allegheny Energy Supply in November 1999. The decrease in AGC capacity charges for 1999 was due to a $16.8 million reduction in purchased power expense related to the Company's purchase commitments at costs in excess of the market value of the AGC pumped-storage capacity contract. As reported previously, the Company, in 1998, recorded an extraordinary charge to reflect the cost of this and another adverse power purchase commitment that is not recoverable from customers under the Pennsylvania PUC's order and settlement agreement.

The unregulated generation purchased power in 1999 was due to the Company's purchase of power to provide energy to new customers in deregulated markets who chose the Company as their alternate supplier of electricity.

The elimination between regulated operations and unregulated generation purchased power is necessary to remove the effect of affiliated purchased power expenses.

Other operations expenses for 2000, 1999, and 1998 were as follows:

OTHER OPERATION EXPENSES:
(Millions of dollars)	2000	1999	1998

Regulated operations	$122.6	$152.5	$173.0
Unregulated generation		49.9
Elimination	_____	(13.8)	_____
Total other operations expenses	$122.6	$188.6	$173.0

Total other operations expenses decreased by $66.0 million for 2000 primarily due to reduced expenses related to the transfer of generating assets to Allegheny Energy Supply, including the $49.8 million reduction in payments made by the Company to Allegheny Energy Service Corporation. See Note M to the consolidated financial statements for additional details.

The increase in total other operation expenses in 1999 of $15.6 million was primarily due to recording $6.6 million of costs related to a pumped-storage generation project no longer considered useful, provisions for uninsured claims of $2.8 million, and increased allowances for uncollectible accounts of $1.7 million.

In 1999, regulated operations and unregulated generation other operations expenses reflects the movement of other operations expenses associated with the two-thirds of the Company's generation transferred from regulated operations to unregulated generation.

The 1999 elimination between regulated operations and unregulated generation other operation expenses is necessary to remove the effect of affiliated transmission purchases.

Maintenance expenses for 2000, 1999, and 1998 were as follows:

MAINTENANCE EXPENSES:
(Millions of dollars)	2000	1999	1998

Regulated operations	$37.3	$60.2	$91.7
Unregulated generation	____	33.2	____
Total maintenance expenses	$37.3	$93.4	$91.7

Prior to 2000, maintenance expenses represented costs incurred to maintain the power stations, the T&D system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In 2000 and beyond, maintenance expenses will be to support the Company's delivery or wires business.

Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

The decrease in total maintenance expenses of $56.1 million for 2000 was primarily due to the transfer of the Company's generation to Allegheny Energy Supply. The decrease in regulated operations maintenance expenses of $22.9 million for 2000 was primarily due to the transfer of the final one-third of Company's generation to Allegheny Energy Supply.

Depreciation and amortization expenses for 2000, 1999, and 1998 were as follows:
DEPRECIATION AND AMORTIZATION EXPENSES:
(Millions of dollars)	2000	1999	1998

Regulated operations	$62.4	$ 68.7	$114.7
Unregulated generation	____	45.6	_____
Total depreciation and amortization expenses	$62.4	$114.3	$114.7
Total depreciation and amortization expenses for 2000 decreased by $51.9 million due to the transfer of generating assets to Allegheny Energy Supply.

Total depreciation and amortization expenses in 1999 remained about the same as 1998. Depreciation and amortization expenses in 1999 reflect the amortization of the generation-related regulatory asset related to the Company's 1998 settlement agreement and reduced depreciation expense due to the transfer of the Company's generation to Allegheny Energy Supply in the fourth quarter of 1999.

In 1999, depreciation expense for regulated operations and unregulated generation reflects the movement of depreciation expense associated with the two-thirds of the Company's generation transferred from regulated operations to unregulated generation.

Taxes other than income taxes for 2000, 1999, and 1998 were as follows:

TAXES OTHER THAN INCOME TAXES:
(Millions of dollars)	2000	1999	1998

Regulated operations	$45.4	$58.9	$88.7
Unregulated generation	_____	21.8	_____
Total taxes other than income taxes	$45.4	$80.7	$88.7

Total taxes other than income taxes decreased by $35.3 million in 2000 due to the transfer of generating assets to Allegheny Energy Supply, reduced capital stock taxes due to reduced tax rates, and Pennsylvania Capital Stock tax adjustments related to prior years.

Total taxes other than income taxes decreased $8.0 million in 1999 primarily due to reduced West Virginia Business and Occupation Taxes, property tax, and gross receipts tax related to the transfer of generating assets to Allegheny Energy Supply on November 18, 1999, and lower capital stock taxes relating to the 1998 write-down as a result of Pennsylvania restructuring. In 1999, regulated operations and unregulated generation taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of the Company's generation transferred from regulated operations to unregulated generation.

The decrease in federal and state income taxes for 2000 was due to a decrease in taxable income. In 1999, the increase in federal and state income taxes of $7.0 million was primarily due to increased taxable income offset in part by tax benefits related to plant removal costs. Note E to the consolidated financial statements provides a further analysis of income tax expense.

The decrease in other income, net, of $5.4 million in 2000 was primarily due to a decrease in dividend income received from AGC due to the transfer of the Company's 45% ownership share in the common stock of AGC to Allegheny Energy Supply in November 1999, offset in part by interest income earned on intercompany money pool loans.

Interest on long-term debt and other interest for 2000, 1999, and 1998 were as follows:
INTEREST EXPENSE:
(Millions of dollars)	2000	1999	1998

Interest on long-term debt:
Regulated operations	$64.0	$42.9	$61.7
Unregulated generation	____	18.8	____
Total interest on long-term debt	$64.0	61.7	61.7
Other interest
Regulated operations	$2.9	3.4	5.9
Unregulated generation	____	3.6	____
Total other interest	$2.9	7.0	5.9
Total interest expense	$66.9	$68.7	$67.6

In November 1999, Allegheny Energy Supply assumed the service obligation for $231 million of pollution control debt in conjunction with the transfer of the Company's generating assets to Allegheny Energy Supply. Through December 22, 2000, the Company was co-obligor on the pollution control debt and reflected the debt in its financial statements. The Company accrued interest expense on the pollution control debt and then reduced interest accrued and increased other paid-in capital when Allegheny Energy Supply paid interest.

On December 22, 2000, the trustees of the pollution control notes released the Company from its co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with FASB's SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company derecognized the pollution control notes with the effect of increasing equity by $231.9 million. See Note N to the consolidated financial statements for additional information.

Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates. M-52

For additional information regarding the Company's short-term and long-term debt, see the consolidated statement of capitalization and Note J and K to the consolidated financial statements.

Allowance for borrowed funds used during construction and interest capitalized decreased by $2.3 million in 2000 due primarily to the transfer of generation and generation related construction activity to Allegheny Energy Supply.

EXTRAORDINARY ITEM

The extraordinary charge in 1999 of $17.0 million ($10 million after taxes) was required to reflect the difference between the reacquisition price and the net carrying amount of first mortgage bonds repurchased with proceeds from the sale of transition bonds as a result of the deregulation process in Pennsylvania. The extraordinary charge in 1998 of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May and November 1998 orders. See Notes B, C, and D to the consolidated financial statements for additional information.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, and debt instruments. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company.

Capital expenditures, primarily construction, in 2000 were $53 million and, for 2001 and 2002, are estimated at $51.6 million and $50.2 million, respectively. It is the Company's goal to constrain future utility construction spending to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note J to the consolidated financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $46.8 million in 2000, compared with $188 million in 1999. The decrease in cash flows from operations reduced by dividends was primarily due to an $87 million decrease in net income before depreciation and amortization and extraordinary charges. Current rate levels and reduced levels of construction expenditures permitted the Company to finance most of its construction expenditures in 2000 and all of its construction expenditures in 1999 with internal cash flow.

Financing

Short-term debt is used to meet temporary cash needs. The Company had no short-term debt outstanding at December 31, 2000, and 1999.

An Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries, including the Company, have funds available. The money pool provides funds to approved Allegheny Energy subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points.

The Company anticipates meeting its 2001 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary. The Company did not issue any long-term debt, preferred stock, or common stock in 2000. In 1999, the Company issued $600 million of transition bonds with varying average lives ranging from one to eight years with a weighted average cost of 6.887% to "securitize" transition costs related to its restructuring settlement described in Note B to the consolidated financial statements. In March, June, September, and December of 2000, the Company redeemed a total of $46.8 million of class A-1 6.32% transition bonds.

In November 1999, Allegheny Energy Supply assumed the service obligation for $231 million of pollution control debt in conjunction with the transfer of the Company's generating assets to Allegheny Energy Supply. During 2000, the Company was co-obligor on the notes and reflected the notes as debt in its financial statements. The Company accrued interest expense on the pollution control notes and then reduced interest accrued and increased other paid-in capital when Allegheny Energy Supply made interest payments.

On December 22, 2000, the trustees of the pollution control notes released the Company from its co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with FASB's SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company derecognized the pollution control notes with the effect of increasing equity by $231.9 million. See Note N to the consolidated financial statements for additional information.

The Company called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84 million five-year unsecured medium-term notes issued in the second quarter at a 6.375 percent coupon rate. The redemption of the preferred stock allowed the Company to revise its Articles of Incorporation, providing greater financial flexibility in restructuring debt. During 1999, the Company reacquired all of its outstanding $525 million of first mortgage bonds.

In April 1999, the Company issued $13.83 million of 5.5% 30-year pollution control revenue notes to Pleasants County, West Virginia.

The Company has Securities and Exchange Commission (SEC) authorization for total short-term borrowings of $182 million.

The Company's long-term debt due within one year at December 31, 2000, was $60.2 million of West Penn Funding, LLC, transition bonds due on various dates. The transition bonds are supported by an Intangible Transition Charge (ITC) that replaces a portion of the Competitive Transition Charge customers pay. The proceeds from the ITC will be used to pay the principal and interest on these transition bonds, as well as other associated expenses.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. This resulted in open access transmission tariffs being established nationwide. The Company and its parent, Allegheny Energy, continue to be advocates of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure level playing fields.

In addition, with the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all states that Allegheny Power serves. Pennsylvania and Maryland have retail choice programs in place. In October 2000, Ohio approved the implementation of a deregulation plan for Monongahela Power beginning January 1, 2001. In March 2000, West Virginia's legislature approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. In July 2000, Virginia approved a separation plan for the generating assets of Potomac Edison and continues to make progress toward the implementation of customer choice.

Activities at the Federal Level

The Company and its parent, Allegheny Energy, continue to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anticompetitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company and Allegheny Energy continue to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to adjournment of the 106th Congress. The Company anticipates that the 107th Congress will address these issues.

Pennsylvania Activities

Two-thirds of the Company's customers in Pennsylvania were able to choose their electricity supplier effective January 2, 1999. As of January 2, 2000, all of the Company's electricity customers in Pennsylvania had the right to choose their electric suppliers. The Company has retained more than 99% of its Pennsylvania customers as of December 31, 2000. See Note B to the consolidated financial statements for additional information.

The status of electric energy competition in Maryland, Ohio, Virginia, and West Virginia in which affiliates of the Company serve are as follows:

Maryland Activities

On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison had the right to choose an alternate electric provider on July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unqualified benefits; " and

- requires asymmetric pricing for asset transfers between utilities and their affiliates (excluding the transfer of Potomac Edison's Maryland jurisdictional generating assets to Allegheny Energy Supply). Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book costs or market value.

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

Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its approximately 29,000 Ohio customers. The Public Utilities Commission of Ohio approved the stipulation on October 5, 2000. The restructuring plan allows Monongahela Power to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

Virginia Activities

The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax.

On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan, permitting the transfer of its generating assets and the provisions of the Phase I application.

Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

In March 1998, the West Virginia Legislature passed legislation that directed the Public Service Commission of West Virginia (W.Va. PSC) to develop a restructuring plan, which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

The W.Va. PSC approved Potomac Edison's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000, and established a process for obtaining approval to transfer Monongahela Power's assets on or before the starting date for customer choice. In accordance with the restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

Accounting for the Effects of Price Deregulation

In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with the guidance of EITF Issue No. 97-4, the Company discontinued the application of SFAS No. 71 to its electric generation business in 1998.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or in other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS NO. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

New Accounting Standard

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers of and servicing of financial assets and extinguishments of liabilities and is effective for transfers after March 31, 2001. The Statement is not expected to have a material impact on the Company.

Allegheny Generating Company

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to Allegheny Generating Company (the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of power and fuel for electric generation; regulatory matters; litigation involving the Company; regulatory conditions applicable to the Company; the loss of any significant customers; and changes in business strategy or development plans.

SIGNIFICANT EVENTS IN 2000, 1999 AND 1998

On July 31, 2000, Allegheny Energy, Inc. (Allegheny Energy) received approval from the Securities and Exchange Commission (SEC) regarding the transfer of the generating assets of The Potomac Edison Company (Potomac Edison) to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) also approved the transfer.

In August 2000, Allegheny Energy transferred approximately 2,100 megawatts (MW) of its subsidiary Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value, including Potomac Edison's 28% ownership share in the common stock of the Company.

On November 19, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between West Penn Power Company (West Penn) and parties to West Penn's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation. Two-thirds of all retail customers in Pennsylvania had the right to choose their electric supplier throughout 1999. As of January 2000, all Pennsylvania customers were permitted to choose an alternate generation supplier.

The terms of the settlement agreement permitted West Penn to transfer its generating assets to a separate legal entity at book value, contingent upon other regulatory approvals. During 1999, Allegheny Energy obtained the necessary regulatory approvals and formed an unregulated generating subsidiary, Allegheny Energy Supply. On November 18, 1999, West Penn transferred its deregulated generating capacity, which included its 45% ownership share in the common stock of the Company, to Allegheny Energy Supply.

West Penn continued to be responsible for providing generation to meet the regulated electric load of their retail customers who did not have the legal right to choose their generation supplier until January 2, 2000. During the period from November 18, 1999, through January 1, 2000, Allegheny Energy Supply leased back to West Penn one-third of its generating assets, including one-third of its 45% ownership share in the Company, providing West Penn with the unlimited right to use those facilities to serve its regulated load.

REVIEW OF OPERATIONS

The Company's only operating assets are an undivided 40% interest in the Bath County (Virginia) pumped-storage hydroelectric station and its connecting transmission facilities. The Company has no plans for construction of any other major facilities.

Pursuant to an agreement, Monongahela Power Company (Monongahela Power) and Allegheny Energy Supply (the Parents), buy all of the Company's capacity in the station priced under a "cost-of-service formula" wholesale rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parents' Power Supply Agreement for the Company effective January 1, 1999. This amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated due to customer usage.

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

The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Operating revenues for the year ended December 31, 2000, decreased primarily due to a reduction in net investment.

The decrease in operating expense in 2000 was the net result of decreases in federal income taxes and depreciation expense. The decrease was only slightly offset by increases in operation and maintenance expense, and taxes other than income tax. The 1999 decrease in operating expense was due to the decrease in federal income taxes directly related to the reduction in operating income before taxes.

The increase in operation and maintenance expense in 2000 resulted from increased use of the facility in 2000.

The interest on long-term debt remained relatively flat in 2000 as no new debt was issued.

The increase in other interest expense for 2000 resulted from an increase in the applicable interest rate for outstanding short-term obligations. Short-term debt from money pool borrowings increased from $52.2 million to $53.3 million at December 31, 2000, with interest rates increasing from 4.88% at December 31, 1999 to 6.45% at December 31, 2000. The average outstanding money pool borrowing in 2000 was $49.8 million with an average interest rate of 6.17%, compared to 1999 average outstanding borrowings of $59.9 million at an average interest rate of 4.9%.

LIQUIDITY AND CAPITAL REQUIREMENTS

As previously reported, the Company has received authority from the SEC to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45% including short-term debt. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $53.3 million and $52.2 million in money pool borrowings outstanding at December 31, 2000, and December 31, 1999, respectively, recorded as notes payable to affiliate. See Note G to the financial statements for information regarding Short-Term obligations.

Capital expenditures, primarily construction, in 2000 were $1 million and, for 2001 and 2002, are estimated at $.8 million and $.2 million, respectively.

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations was $31.9 million in 2000, compared with $46.7 million in 1999. Operating cash was used to reduce accounts payable to parents and affiliates by $7 million and reduce deferred tax credits and income taxes by $8.8 million. Cash provisions from operations were increases in depreciation expense, prepaid taxes, and increases in accruals taxes.

Investing

Investments in plant equipment for 1999 and 2000 resulted in expenditures of $1 million and $.09, respectively.

Financing

Notes payable to affiliates increased by $1.1 million in 2000, to $53.3 million at December 31, 2000. During 2000, the Company paid $32 million in cash dividends on common stock. Financing activities during 1999 included $52.2 million in notes payable to affiliates, and the retirement of $66.7 million in notes payable to parent. The payment of cash dividend on common stock in 1999 was $32 million.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

NEW ACCOUNTING STANDARD

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers of and servicing of financial assets and extinguishments of liabilities and is effective for transfers after March 31, 2001. The Statement is not expected to have a material impact on the Company.

SIGNIFICANT CONTINUING ISSUES

Allegheny Energy continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure level playing fields. In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states served by its regulated electric subsidiaries (Monongahela Power, Potomac Edison, and West Penn). Pennsylvania and Maryland have choice programs in place.

In October 2000, Ohio approved the implementation of a deregulation plan for Monongahela Power beginning January 1, 2001. In March 2000, West Virginia's Legislature approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. In July 2000, Virginia approved a separation plan for the generating assets of Potomac Edison and continues to make progress towards the implementation of customer choice.

Maryland Activities

On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000.

On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unqualified benefits,"and

- requires asymmetric pricing for asset transfers between utilities and their affiliates (excluding the transfer of Potomac Edison's Maryland jurisdictional generating assets to Allegheny Energy Supply). Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book costs or market value.

Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. The Circuit Court has granted a partial stay of the Maryland PSC's Code of Conduct/Affiliated Transactions Order. The Judge granted a stay on the issues of employee sharing, royalties for the use of the name and logo, and for certain intangibles, and on the requirement to use a disclaimer on advertising for non-core services.

Ohio Activities

Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The Ohio Public Utility Commission approved the stipulation on October 5, 2000. The restructuring plan allows for the transfer of Ohio generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

Virginia Activities

On July 11, 2000 the Virginia State Corporation Commission (Virginia SCC) issued an order approving the separation plan permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application. Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

In January 2000, the West Virginia Public Service Commission (W.Va PSC) submitted a restructuring plan, pursuant with Legislation passed in November 1998, to meet the dictates and goals of the legislation. The plan requested approval to open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va PSC's plan but assigned tax issues surrounding the plan to the 2000 Legislative Interim Committee to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va PSC is currently in the process of developing the rules under which competition will occur.

The W.Va PSC approved Potomac Edison's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000, and established a process for obtaining approval to transfer Monongahela Power's assets on or before the starting date of customer choice. In accordance with the restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Allegheny is exposed to a variety of commodity driven risks associated with the wholesale and retail marketing of electricity, including the generation, procurement, and marketing of power. Allegheny is mandated by the Board of Directors of Allegheny and its subsidiaries to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny's wholesale and retail activities principally consist of marketing and buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future. These contracts require physical delivery of electricity.

Allegheny also uses option contracts to buy and sell electricity at fixed prices in the future. These option contracts are primarily entered into for risk management purposes. The risk management activities focus on management of volume risks (supply) and operational risks (plant outages). Allegheny's principal intent and business objective for the use of its capital assets and contracts is the same - provide it with physical power supply to enable it to deliver electricity to meet customers' needs.

Allegheny has entered into long-term contractual obligations for sales of electricity to other load-serving entities, including affiliates, municipalities, and retail load aggregators.

Allegheny has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee chaired by the

Chief Executive Officer and composed of senior management. An independent risk management group, operating separately from the businesses actively managing these risk exposures, monitors market risks to ensure compliance with the Policy.

Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. Allegheny reduces these risks by using its generating assets to back positions on physical transactions. A Value-at-Risk (VaR) model is used to measure the market exposure resulting from the wholesale and retail activities. VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. Allegheny's 12-month average one-day VaR with respect to its wholesale and retail marketing of electricity for its unregulated generation segment, excluding the commodity price exposure related to the procurement of fuel, was $12.3 million using a 95 percent confidence level. In 2000, Allegheny had long-term arrangements (terms of 12 months or longer) in place to purchase approximately 90 percent of its base fuel requirements for 2000. Allegheny depends on short-term arrangements and spot purchases for its remaining requirements. Until 2005, Allegheny expects to meet its total coal requirements for its generating assets under existing contracts or from known suppliers.

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

Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Corporate Energy Risk Control Policy. Allegheny Energy Supply seeks to mitigate risks associated with California's market volatility by hedging its long or short positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Financial Statements

Index
	AE	Monon- gahela	Potomac Edison	West Penn	AGC

Statement of Income for the three years ended December 31, 2000	F-1	F-28	F-49	F-66	F-84

Statement of Retained Earnings for the three years ended December 31, 2000	---	F-28	F-49	F-67	F-84

Statement of Cash Flows for the three years ended December 31, 2000	F-2	F-29	F-50	F-68	F-85

Balance Sheet at December 31, 2000 and 1999	F-3	F-30	F-51	F-69	F-86

Statement of Capitalization at December 31, 2000 and 1999	F-4	F-31	F-52	F-70	F-86

Statement of Common Equity for the three years ended December 31, 2000	F-5	---	---	---	---

Notes to financial statements	F-6	F-32	F-53	F-71	F-87

Report of Independent Accountants	F-27	F-48	F-65	F-83	F-92

Valuation and qualifying accounts	S-1	S-2	S-3	S-4	-

The information required by this Item was furnished in the copy of the Form 10-K filed with the Securities and Exchange Commission and is also found in AE's Annual Report to Stockholders for 2000. You may obtain an Annual Report to Stockholders upon making a written or an oral request directed to: Allegheny Energy, Inc., 10435 Downsville Pike, Hagerstown, MD 21740, Attention: Marleen L. Brooks, Secretary (tel. 301-790-3400).

Allegheny Energy, Inc.
Consolidated Statement of Operations
Allegheny Energy, Inc.

Year ended December 31	2000	1999	1998
(Thousands of dollars except per share data)
Operating revenues:*
Regulated operations	$2,507,272	$2,273,727	$2,329,450
Unregulated generation	1,482,291	526,746	240,278
Other	22,289	7,968	6,708
Total operating revenues	4,011,852	2,808,441	2,576,436
Operating expenses:
Operation:
Fuel	552,162	535,674	566,453
Purchased power and exchanges, net	1,592,721	531,431	388,758
Gas purchases and production	57,043
Deferred power costs, net	(16,538)	41,577	(6,639)
Other	417,058	389,406	337,440
Maintenance	230,291	223,538	217,559
Depreciation and amortization	247,933	257,456	270,379
Taxes other than income taxes	210,158	190,271	194,583
Federal and state income taxes	184,801	164,441	168,396
Total operating expenses	3,475,629	2,333,794	2,136,929
Operating income	536,223	474,647	439,507
Other income and deductions:
Allowance for other than borrowed funds used during construction	816	1,840	1,553
Other income, net	4,509	1,605	8,180
Total other income and deductions	5,325	3,445	9,733
Income before interest charges, preferred dividends, preferred
redemption premiums, and extraordinary charge, net	541,548	478,092	449,240
Interest charges, preferred dividends, and preferred redemption premiums:
Interest on long-term debt	172,703	155,198	161,057
Other interest	56,621	31,612	19,395
Allowance for borrowed funds used during construction and interest
capitalized	(6,468)	(5,070)	(3,471)
Dividends on preferred stock of subsidiaries	5,040	7,183	9,251
Redemption premiums on preferred stock of subsidiaries		3,780
Total interest charges, preferred dividends, and preferred
redemption premiums	227,896	192,703	186,232
Consolidated income before extraordinary charge	313,652	285,389	263,008
Extraordinary charge, net	(77,023)	(26,968)	(275,426)
Consolidated net income (loss)	$ 236,629	$ 258,421	$ (12,418)
Common stock shares outstanding (average)	110,436,317	116,237,443	122,436,317
Basic and diluted earnings per average share:
Consolidated income before extraordinary charge	$2.84	$2.45	$2.15
Extraordinary charge, net	(.70)	(.23)	(2.25)
Consolidated net income (loss)	$2.14	$2.22	$ (.10)

*Excludes intercompany sales between regulated operations and unregulated generation.
See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
Allegheny Energy, Inc.

Year ended December 31	2000	1999*	1998*
(Thousands of dollars)
Cash flows from operations:
Consolidated net income (loss)	$236,629	$258,421	($12,418)
Extraordinary charge, net of taxes	77,023	26,968	275,426
Consolidated income before extraordinary charge	313,652	285,389	263,008
Depreciation and amortization	247,933	257,456	270,379
Amortization of adverse purchase power contract	(12,762)	(11,146)
Deferred revenues	(8,380)	32,742
Deferred investment credit and income taxes, net	15,154	40,035	20,998
Deferred power costs, net	(16,538)	41,577	(6,639)
Commodity contracts	(8,392)
Write-off of Pennsylvania pilot program regulatory asset	9,040
Allowance for other than borrowed funds used during construction	(816)	(1,840)	(1,553)
Internal restructuring liability			(5,504)
Write-off of merger-related and generation project costs		35,862
Changes in certain assets and liabilities:
Accounts receivable, net	(183,460)	(78,410)	16,406
Materials and supplies	13,451	2,209	(12,852)
Accounts payable	132,238	80,224	23,118
Taxes accrued	28,637	7,798	14,312
Purchased options	6,965	(8,520)
Benefit plans' investments	(6,426)	(6,700)	(7,994)
Prepayments	(14,493)	(10,720)	(2,013)
Restructuring settlement rate refund		(25,100)
Other, net	17,414	(22,596)	19,516
	533,217	618,260	591,182
Cash flows used in investing:
Regulated operations' construction expenditures (less allowance for other than borrowed funds
used during construction)	(206,789)	(264,365)	(227,809)
Unregulated generation construction expenditures and investments	(181,957)	(131,020)	(875)
Other construction expenditures and investments	(13,630)	(16,140)	(5,330)
Acquisition of businesses	(228,826)	(98,714)
	(631,202)	(510,239)	(234,014)
Cash flows from (used in) financing:
Repurchase of common stock		(398,407)
Retirement of preferred stock		(96,086)
Issuance of long-term debt	478,953	824,143	211,952
Retirement of long-term debt	(316,833)	(555,000)	(419,780)
Funds on deposit with trustees and restricted funds	10,273	(13,279)
Short-term debt, net	65,119	382,258	52,436
Cash dividends paid on common stock	(187,490)	(203,225)	(210,591)
	50,022	(59,596)	(365,983)
Net change in cash and temporary cash investments	(47,963)	48,425	(8,815)
Cash and temporary cash investments at January 1	65,984	17,559	26,374
Cash and temporary cash investments at December 31	$18,021	$65,984	$17,559
Supplemental cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$213,857	$170,498	$171,719
Income taxes	171,738	124,180	145,053
Noncash investing and financing activities
In August 2000, Monongahela Power Company purchased Mountaineer Gas Company (Mountaineer Gas) from Energy Corporation of America. The purchase included the assumption of $100.1 million of existing Mountaineer Gas long-term debt.
*Certain amounts have been reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Allegheny Energy, Inc.
As of December 31				2000		1999*
(Thousands of dollars)
Assets
Property, plant, and equipment:
Regulated operations				$5,550,699		$6,547,533
Unregulated generation				3,749,453		2,051,298
Other				25,341		9,125
Construction work in progress				181,476		231,763
				9,506,969		8,839,719
Accumulated depreciation				(3,967,631)		(3,632,568)
				5,539,338		5,207,151
Investments and other assets:
Excess of cost over net assets acquired				216,411		42,584
Benefit plans' investments				100,594		94,168
Unregulated investments				44,246		15,252
Other				2,238		1,479
				363,489		153,483
Current assets:
Cash and temporary cash investments				18,021		65,984
Accounts receivable:
Electric				538,847		383,316
Gas				47,250
Other				18,366		12,273
Allowance for uncollectible accounts				(36,410)		(26,975)
Materials and supplies-at average cost:
Operating and construction				98,664		92,560
Fuel				43,754		62,280
Prepaid taxes				76,896		58,190
Deferred income taxes				15,665		30,477
Commodity contracts				234,538
Other, including current portion of regulatory assets				72,304		31,205
				1,127,895		709,310
Deferred charges:
Regulatory assets				579,801		663,847
Unamortized loss on reacquired debt				31,645		41,825
Other				54,849		76,825
				666,295		782,497
Total				$7,697,017		$6,852,441
Capitalization and liabilities
Capitalization:
Common stock, other paid-in capital, retained earnings, accumulated
other comprehensive income, less treasury stock (at cost)				$1,740,681		$1,695,325
Preferred stock				74,000		74,000
Long-term debt and QUIDS				2,559,510		2,254,463
				4,374,191		4,023,788
Current liabilities:
Short-term debt				722,229		641,095
Long-term debt due within one year				160,184		189,734
Accounts payable				386,746		233,331
Taxes accrued:
Federal and state income				31,229		20,699
Other				82,923		67,292
Interest accrued				39,864		34,979
Adverse power purchase commitments				24,839		24,895
Payroll accrued				50,446		41,029
Commodity contracts				224,591
Other, including current portion of regulatory liabilities				55,926		55,481
				1,778,977		1,308,535
Deferred credits and other liabilities:
Unamortized investment credit				109,135		116,971
Deferred income taxes				888,303		920,943
Regulatory liabilities				121,327		78,743
Adverse power purchase commitments				278,338		303,935
Other				146,746		99,526
				1,543,849		1,520,118
Commitments and contingencies (Note S)
Total				$7,697,017		$6,852,441
*Certain amounts have been reclassified for comparative purposes. See accompanying notes to consolidated financial statements. F-3
Consolidated Statement of Capitalization
Allegheny Energy, Inc.

			Thousands of dollars	Capitalization ratios
As of December 31			2000	1999	2000	1999
Common stock:
Common stock of Allegheny Energy, Inc.-
$1.25 par value per share, 260,000,000 shares authorized,
122,436,317 shares issued,
110,436,317 shares outstanding			$153,045	$153,045
Other paid-in capital			1,044,085	1,044,085
Retained earnings			943,281	896,602
Treasury stock (at cost)-12,000,000 shares			(398,407)	(398,407)
Accumulated other comprehensive income			(1,323)
Total			1,740,681	1,695,325	39.8%	42.1%
Preferred stock of subsidiaries-cumulative, par value
$100 per share, authorized 43,500,000 shares:
December 31, 2000
Series	Shares Outstanding	Regular Call Price Per Share

4.40-4.80%	190,000	$103.50 to $106.50	19,000	19,000
$5.88-$7.73	550,000	$100.00 to $102.86	55,000	55,000
Total (annual dividend requirements $5,037)			74,000	74,000	1.7%	1.9%
Long-term debt and QUIDS:
First mortgage bonds:		December 31, 2000
Maturity		Interest Rate - %
2000				140,000
2002		7.375	25,000	25,000
2006-2007		7 1/4 - 8	75,000	75,000
2021-2025		7 5/8 - 8 5/8	480,000	480,000
Transition bonds due 2001-2008		6.32 - 6.98	553,167	600,000
Debentures due 2003-2023		5 5/8 - 6 7/8	150,000	150,000
Quarterly Income Debt Securities due 2025		8.00	155,457	155,457
Secured notes due 2003-2029		4.70 - 7.00	399,239	399,130
Unsecured notes due 2002-2019		4.35 - 8.09	123,695	23,695
Installment purchase obligations due 2003		4.50	19,100	19,100
Medium-term debt due 2002-2010		5.56 - 7.75	651,025	401,025
Senior secured credit facility due 2001		7.21	100,000
Unamortized debt discount and premium, net			(11,989)	(13,937)
Total (annual interest requirements $191,940)			2,719,694	2,454,470
Less amounts on deposit with trustees				(10,273)
Less current maturities			(160,184)	(189,734)
Total			2,559,510	2,254,463	58.5%	56.0%
Total capitalization			$4,374,191	$4,023,788	100.0%	100.0%
See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Equity
Allegheny Energy, Inc.

			Other	Retained		Other	Total
	Shares	Common	Paid-In	Earnings	Treasury	Comprehensive	Common
Year ended December 31	Outstanding	Stock	Capital	(Note H)	Stock	Income (Note D)	Equity
(Thousands of dollars)
Balance at December 31, 1997	122,436,317	$153,045	$1,044,085	$1,059,768			$2,256,898
Consolidated net loss				(12,418)			(12,418)
Dividends on common stock of the Company (declared)				(210,591)			(210,591)
Balance at December 31, 1998	122,436,317	$153,045	$1,044,085	$ 836,759			$2,033,889
Consolidated net income				258,421			258,421
Treasury stock	(12,000,000)				$(398,407)		(398,407)
Dividends on common stock of the Company (declared)				(198,578)			(198,578)
Balance at December 31, 1999	110,436,317	$153,045	$1,044,085	$ 896,602	(398,407)		$1,695,325
Consolidated net income				236,629			236,629
Dividends on common stock of the Company (declared)				(189,950)			(189,950)
Change in other comprehensive income (loss)						$(1,323)	(1,323)
Balance at December 31, 2000	110,436,317	$153,045	$1,044,085	$ 943,281	$(398,407)	$(1,323)	$1,740,681
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allegheny Energy, Inc.

(These notes are an integral part of the consolidated financial statements.)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allegheny Energy, Inc. (the Company) is a utility holding company, and its principal business segments are regulated operations, unregulated generation, and other. The regulated subsidiaries, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, operate electric transmission and electric and natural gas distribution systems. Allegheny Power also generates electric energy in regulatory jurisdictions which have not yet deregulated electric generation. These subsidiaries are subject to federal and state regulation, including the Public Utility Holding Company Act of 1935 (PUHCA). The markets for the subsidiaries' regulated electric and natural gas retail sales are in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. In 2000, revenues from the 50 largest electric utility customers provided approximately 15 percent of the consolidated retail revenues.

The unregulated generation segment consists of the Company's subsidiaries Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), and its majority-owned subsidiary Allegheny Generating Company (AGC). Allegheny Energy Supply is an unregulated energy production and marketing subsidiary that markets competitive wholesale and retail electricity in states where customer choice has been implemented. AGC owns and sells generating capacity to its parents, Allegheny Energy Supply and Monongahela Power. As of December 31, 2000, the unregulated generation segment had 6,407 megawatts (MW) of generating capacity.

The unregulated generation segment operates primarily in the Mid-Atlantic region. In 2000, 90 percent of unregulated generation revenues was from bulk power sales. The unregulated generation segment may be subject to federal regulation, but is not subject to state regulation of rates.

The other segment consists primarily of Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary, which develops new business opportunities, including telecommunications.

See Notes B and C for significant changes in the regulatory environment. Certain amounts in the December 31, 1999, consolidated balance sheet and in the December 31, 1999, and 1998, consolidated statement of operations and cash flows have been reclassified for comparative purposes. Significant accounting policies of the Company and its subsidiaries are summarized later in this report.

Consolidation

The Company owns all of the outstanding common stock of its subsidiaries at each of the balance sheet dates presented. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which, in the normal course of business, are subsequently adjusted to actual results.

Revenues

Revenues from the sale of electricity and natural gas to customers of the regulated utility subsidiaries are recognized in the period that the electricity and gas is delivered and consumed by customers, including an estimate for unbilled revenues.

Revenues from the sale of unregulated generation are recorded in the period in which the electricity is delivered and consumed by customers. Unregulated generation revenues also include amounts for recording the Company's energy trading contracts at their fair value as of the balance sheet date.

Revenues from other unregulated activities are recorded in the period that products or services are delivered and accepted by customers.

Natural gas production revenue is recognized as income when the gas is extracted and sold.
F-6
Deferred Power Costs, Net

The costs of fuel, purchased power, and certain other costs and revenues from sales to other utilities and power marketers, including transmission services, have historically been deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. West Penn discontinued this practice in Pennsylvania, effective May 1, 1997; Potomac Edison discontinued this practice in Maryland and West Virginia, effective July 1, 2000; Monongahela Power discontinued this practice in West Virginia, effective July 1, 2000; and Potomac Edison discontinued this practice in Virginia, effective August 7, 2000. Ohio discontinued this practice on January 1, 2001. Effective January 1, 2001, fuel costs for the regulated electric utilities are expensed as incurred.

Gas supply costs incurred, including the cost of gas transmission and transportation, within the former West Virginia Power Company (West Virginia Power) territory, acquired in 1999, are deferred until they are either recovered from or credited to customers under a Purchased Gas Adjustment clause in effect for this operation in West Virginia. The cost of gas for Mountaineer Gas Company (Mountaineer Gas) is expensed as incurred.

Property, Plant, and Equipment

Regulated property, plant, and equipment are stated at original cost. Costs include direct labor and materials; allowance for funds used during construction on regulated property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, are charged to accumulated depreciation by the regulated subsidiaries in accordance with the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Unregulated property, plant, and equipment are stated at original cost. West Penn and Potomac Edison transferred their deregulated generating plants to Allegheny Energy Supply at book value. For the unregulated subsidiaries, the cost and accumulated depreciation of property, plant, and equipment retired or otherwise disposed of are removed from related accounts and included in the determination of the gain or loss on disposition.

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over the expected useful life of the software beginning upon a project's completion.

The Company accounts for its natural gas exploration and production activities under the successful efforts method of accounting.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest

AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized by the regulated subsidiaries as a cost of regulated property, plant, and equipment. Rates used by the regulated subsidiaries for computing AFUDC in 2000, 1999, and 1998 averaged 7.91 percent, 6.83 percent, and 7.78 percent, respectively.

For unregulated construction, which began after January 1, 1998, the Company capitalizes interest costs in accordance with SFAS No. 34, "Capitalizing Interest Costs." The interest capitalization rates in 2000, 1999, and 1998 were 5.75 percent, 7.14 percent, and 7.45 percent, respectively.

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.9 percent of average depreciable property in 2000, 3.2 percent in 1999, and 3.3 percent in 1998.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage to the T&D system. Maintenance costs are expensed in the year incurred. Power station maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D rights-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales.

Power station maintenance accruals and T&D rights-of-way vegetation control accruals are not intended to accrue for future years' costs.

Investments

The Company records the acquisition cost in excess of fair value of assets acquired, less liabilities assumed, as an investment in goodwill. Goodwill recorded prior to 1966 is not being amortized because, in management's opinion, there has been no reduction in its value.

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

Income Taxes

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of certain temporary differences between the financial statements and tax basis of assets and liabilities computed using the most current tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

Postretirement Benefits

The Company has a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed income securities, short-term investments, and insurance contracts.

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

Energy Trading Activities

Based upon the Company's continual evaluation of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the Company concluded that Allegheny Energy Supply's wholesale electricity activities now represent trading activities. Accordingly, Allegheny Energy Supply recorded its contracts entered into in connection with energy trading at fair value on the balance sheet, with a net gain recorded on the statement of operations. See Note J for additional details.

Comprehensive Income

Comprehensive income consisting of unrealized gains and losses from the temporary decline in the fair value of available-for-sale securities, net of tax, is presented in the consolidated financial statements as required by SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners.

NOTE B: INDUSTRY RESTRUCTURING

West Virginia Deregulation

The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. Further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects that implementation of the deregulation plan will occur if the Legislature approves the necessary tax law changes. Among the provisions of the plan are the following:

Customer choice will begin for all customers when the plan is implemented.
  Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for residential and small commercial customers.

After year seven, the power supply rate for large commercial and industrial customers will no longer be regulated.
  Monongahela Power is permitted to file a petition seeking W.Va. PSC approval to transfer its West Virginia jurisdictional generating assets (approximately 2,004 MW) to Allegheny Energy Supply, at book value. Also, based on a final order issued by the W.Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company's subsidiary, Potomac Edison, were transferred to Allegheny Energy Supply at book value in August 2000.

The Company will recover the cost of its nonutility generation contracts through a series of surcharges applied to all customers over 10 years.
Large commercial and industrial customers received a three percent rate reduction, effective July 1, 2000.
  A special "Rate Stabilization" account of $56.7 million has been established for residential and small business customers to mitigate the effect of the market price of power as determined by the W.Va. PSC.

Virginia Deregulation

  On May 25, 2000, Potomac Edison filed an application with the Virginia State Corporation Commission (Virginia SCC) to separate its approximately 380 MW of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its T&D assets, effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan permitting the transfer of its Virginia jurisdictional generating assets to Allegheny Energy Supply.

In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding that includes the following:

* Effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million.
* Potomac Edison will not file for a base rate increase prior to January 1, 2001.

  * Fuel rates were rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on that date, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit will drop to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated.

* Potomac Edison's agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.
* Potomac Edison's agreed, during a default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Restructuring Act.

  On August 10, 2000, Potomac Edison applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary of Potomac Edison). On December 14, 2000, the Virginia SCC approved the transfer. Potomac Edison anticipates that the transfer to Allegheny Energy Supply will occur during the first quarter of 2001, after receiving final approval from the Securities and Exchange Commission (SEC).

Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000.

Ohio Deregulation

  On October 5, 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement to implement a restructuring plan for Monongahela Power. The plan will allow Monongahela Power's approximately 29,000 Ohio customers to choose their electricity suppliers starting January 1, 2001. Below are the highlights of the plan.

* Monongahela Power will be permitted to transfer approximately 352 MW of Ohio jurisdictional generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

  * Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period, beginning on January 1, 2001. These rates will be frozen for five years.

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
Maryland Deregulation

  On September 23, 1999, Potomac Edison filed a settlement agreement (covering its stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland Public Service Commission (Maryland PSC). All parties active in the case, except Eastalco, which stated that it would not oppose it, signed the agreement. The settlement agreement, which was approved by the Maryland PSC on December 23, 1999, includes the following provisions:

* The ability for nearly all of Potomac Edison's approximately 210,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.
* The transfer of Potomac Edison's Maryland jurisdictional generating assets to a nonutility affiliate at book value on or after July 1, 2000.

  * A reduction in base rates of seven percent ($10.4 million each year totaling $72.8 million) for residential customers from 2002 through 2008. A reduction in base rates of one-half of one percent ($1.5 million each year totaling $10.5 million) for the majority of commercial and industrial customers from 2002 through 2008.

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
* A cap on T&D rates for all customers from 2002 through 2004.

  * Unless Potomac Edison is subject to significant changes that would materially affect its financial condition, the parties agree not to seek a change in rates, which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of the contract to buy generation from the AES Warrior Run cogeneration facility.
* The establishment of a fund (not to exceed $.001 per kWh for residential customers) for the development and use of energy-efficient technologies.
The Maryland PSC on December 23, 1999, also approved Potomac Edison's unbundled rates covering the period 2000 through 2008.

  On June 7, 2000, the Maryland PSC approved the transfer of the Maryland jurisdictional share of the generating assets of Potomac Edison to Allegheny Energy Supply at net book value. On June 23, 2000, the W.Va. PSC issued an order that, in part, authorized Potomac Edison to transfer at net book value its West Virginia jurisdictional share of its generating assets to an unregulated affiliate in conjunction with the Maryland transfer. Also, on July 11, 2000, the Virginia SCC authorized the transfer of the Virginia jurisdictional share of Potomac Edison's generating assets, excluding the hydroelectric assets located within the state of Virginia, to an unregulated affiliate at net book value. On July 31, 2000, the SEC approved these transfers of generating assets. As a result, Potomac Edison transferred approximately 2,100 MW of generation to Allegheny Energy Supply in August 2000.

Pennsylvania Deregulation

  In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania, creating retail access to a competitive electric energy supply market. Approximately 45 percent of the Company's retail revenues were from its Pennsylvania subsidiary, West Penn. On August 1, 1997, West Penn filed with the Pennsylvania Public Utility Commission (Pennsylvania PUC) a comprehensive restructuring plan to implement full customer choice of electricity suppliers as required by the Customer Choice Act. The filing included a plan for recovery of transition costs through a Competitive Transition Charge (CTC).

On May 29, 1998 (as amended on November 19, 1998), the Pennsylvania PUC granted final approval to West Penn's restructuring plan, which includes the following provisions:
* Established an average shopping credit for West Penn customers who shop for the generation portion of electricity services.
* Provided two-thirds of West Penn's customers the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.
* Required a rate refund from 1998 revenue (about $25 million) via a 2.5 percent rate decrease throughout 1999, accomplished by an equal percentage decrease for each rate class.

  * Provided that customers have the option of buying electricity from West Penn at capped generation rates through 2008 and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to certain increases as provided for in the Public Utility Code.

* Prohibited complaints challenging West Penn's regulated transmission and distribution rates through 2005.
* Provided about $15 million of West Penn funding for the development and use of renewable energy and clean energy technologies, energy conservation, and energy efficiency.
* Permitted recovery of $670 million in transition costs plus return over 10 years beginning in January 1999 for West Penn.

  * Allowed for income recognition of transition cost recovery in the earlier years of the transition period to reflect the Pennsylvania PUC's projections that electricity market prices are lower in the earlier years.

  * Granted West Penn's application to issue bonds to securitize up to $670 million in transition costs and to provide 75 percent of the associated savings to customers, with 25 percent available to shareholders.

  * Authorized the transfer of West Penn's generating assets to a nonutility affiliate at book value. Subject to certain time-limited exceptions, the nonutility business can compete in the unregulated energy market in Pennsylvania.

  Starting in 1999, West Penn unbundled its rates to reflect separate prices for the supply charge, the CTC, and T&D charges. While supply is open to competition, West Penn continues to provide regulated T&D services to customers in its service area at rates approved by the Pennsylvania PUC and the Federal Energy Regulatory Commission (FERC). West Penn is the electricity provider of last resort for those customers who decide not to choose another electricity supplier.

  The Pennsylvania PUC order dated November 19, 1998, authorized West Penn's recovery of $670 million of transition costs during the transition period (1999 through 2008). In 1999, West Penn issued $600 million of transition bonds to "securitize" most of the transition costs. As a result of the "securitization" of transition costs, West Penn is authorized by the Pennsylvania PUC to collect an intangible transition charge to provide revenues to service the transition bonds and the CTC was correspondingly reduced.

  Actual CTC revenues billed to customers in 2000 and 1999 totaled $7.6 million and $92.7 million, respectively, net of gross receipts tax and a separate agreement with one customer to accelerate the recovery of CTC. Through December 31, 2000, the Company has recorded a regulatory asset of $25.3 million for the difference in the authorized CTC revenues, adjusted for securitization savings to be shared with customers and the actual transition revenues billed to customers. The Pennsylvania PUC has approved the recovery of this regulatory asset through a true-up mechanism.

  On December 20, 2000, the Pennsylvania PUC issued an order authorizing West Penn to defer the cumulative underrecovery of the "unsecuritized" transition costs as a regulatory asset for full and complete recovery.

NOTE C: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

  In 1997, the EITF issued No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

  As required by EITF 97-4, Monongahela Power and Potomac Edison discontinued the application of SFAS No. 71 for their West Virginia jurisdictions' electric generation operations in the first quarter of 2000 and for their Ohio and Virginia jurisdictions' electric generation operations in the fourth quarter of 2000. Monongahela Power and Potomac Edison recorded after-tax charges of $63.1 million and $13.9 million, respectively, to reflect the unrecoverable net regulatory assets that will not be collected from customers and to record a rate stabilization obligation. This charge is classified as an extraordinary charge under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71."

(Millions of dollars)	Gross	Net-of-Tax
Unrecoverable regulatory assets	$70.7	$42.7
Rate stabilization obligation	56.8	34.3
Total 2000 extraordinary charge	$127.5	$77.0

  On December 23, 1999, the Maryland PSC approved a settlement agreement dated September 23, 1999, setting forth the transition plan to deregulate electric generation for Potomac Edison's Maryland jurisdiction. Potomac Edison discontinued the application of SFAS No. 71 for its Maryland jurisdiction electric generation operations in the fourth quarter of 1999. As a result, Potomac Edison recorded an extraordinary charge of $26.9 million ($17.0 million after taxes), reflecting the impairment of certain generating assets as determined under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," based on the expected future cash flows and net regulatory assets associated with generating assets that will not be collected from customers as shown below:

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

  West Penn recorded an extraordinary charge of $466.9 million ($275.4 million after taxes) under the provisions of SFAS No. 101 in 1998 to reflect the disallowances of certain costs in the Pennsylvania PUC's May 29, 1998, order, as revised by the Pennsylvania PUC-approved November 19, 1998, settlement agreement. The charge reflects adverse power purchase commitments (commitments to purchase power at prices above market prices for electricity), the impairment of the investment in the Bath County pumped-storage plant, and net regulatory assets that will not be collected from customers under the Pennsylvania PUC's order and settlement agreement as follows:

(Millions of dollars)	Gross	Net-of-Tax
AES Beaver Valley nonutility generation contract	$197.5	$116.5
Impairment of Bath County pumped-storage plant	165.6	97.7
Net regulatory assets	103.8	61.2
Total 1998 extraordinary charge	$466.9	$275.4

  On December 31, 2000, the Company's reserve for adverse power purchase commitments was $303.2 million, based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

  In addition to the 1998 extraordinary charge, West Penn recorded an additional charge against income in 1998 of $40.3 million ($23.7 million after taxes) associated with a rate refund and development of renewable energy programs as required by the Pennsylvania settlement agreement.

  The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71. The final one-third of West Penn's generating assets was transferred to Allegheny Energy Supply on January 2, 2000. In August 2000, the Company transferred approximately 2,100 MW of generating assets of Potomac Edison to Allegheny Energy Supply.

(Millions of dollars)	2000	1999
Property, plant, and equipment	$4,233.9	$2,690.1
Amounts under construction included above	123.0	101.8
Accumulated depreciation	(2,063.4)	(1,239.0)
NOTE D: OTHER COMPREHENSIVE INCOME

  The Company had no elements of other comprehensive income for the years-ended December 31, 1999, and 1998. The components of consolidated comprehensive income for the year-ended December 31, 2000, were as follows:

(Millions of dollars)	2000
Consolidated net income	$236.6
Other comprehensive income:
Unrealized holding (losses) arising during the period on available-for-sale
securities, net of tax	(1.3)
Consolidated comprehensive income	$235.3

  On July 13, 2000, the Company sold its 50 percent ownership in Allegheny Hyperion Telecommunications, LLC, to Adelphia Business Solutions (Adelphia) for 330,000 shares of Adelphia's Class A Common Stock. The 330,000 shares of common stock are classified as available-for-sale marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2000, the fair value of the 330,000 shares of Adelphia common stock was $1.4 million and an unrealized loss of $2.2 million ($1.3 million net of tax) was recorded in other comprehensive income.

NOTE E: ACQUISITIONS

  On August 18, 2000, Monongahela Power completed the purchase of Mountaineer Gas, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America. The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by about 200,000 in a region where the Company already provides energy services.

  Monongahela Power acquired Mountaineer Gas for approximately $326 million, which includes the assumption of $100.1 million of existing long-term debt. The acquisition has been recorded using the purchase method of accounting. The table below shows the allocation of the purchase price to assets and liabilities acquired:

(Millions of Dollars)
Purchase price	$325.7
Direct costs of the acquisition	3.9
Total acquisition cost	329.6
Less assets acquired:
Utility plant	300.5
Accumulated depreciation	(144.8)
Utility plant, net	155.7
Investments and other assets
Current assets	47.8
Deferred charges	12.6
Total assets acquired (excluding goodwill)	216.1
Add liabilities assumed:
Current liabilities	50.1
Deferred credits and other liabilities	12.4
Total liabilities assumed	62.5
Excess of cost of net assets acquired	$176.0

  The Company is amortizing the excess of cost over net assets acquired on a straight-line basis over 40 years. The Company's acquisition of Mountaineer Gas is immaterial for the purpose of providing the supplemental disclosures required by Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

  In December 1999, Monongahela Power acquired the assets of West Virginia Power for approximately $95 million. In conjunction with this acquisition, the Company purchased the assets of a heating, ventilation, and air conditioning business for $2.1 million. The acquisition increased property, plant, and equipment and accumulated depreciation by $105 million and $35.4 million, respectively. Also, $27.5 million was recorded as the excess of cost over net assets acquired and is being amortized on a straight-line basis over 40 years.

NOTE F: EXTRAORDINARY CHARGE ON LOSS ON REACQUIRED DEBT

  During 1999, West Penn reacquired $525 million of outstanding first mortgage bonds and recorded a loss of $17 million ($10 million after taxes) associated with this transaction. In accordance with APB Opinion No. 26, "Early Extinguishment of Debt," and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," this amount is classified as an extraordinary item in the consolidated statement of operations.

NOTE G: INCOME TAXES

Details of federal and state income tax provisions are:
(Thousands of dollars)	2000	1999	1998
Income taxes - current:
Federal	$146,519	$100,724	$114,319
State	25,751	26,156	33,385
Total	172,270	126,880	147,704
Income taxes - deferred, net of amortization	23,923	48,461	28,920
Income taxes - deferred, extraordinary charge	(50,450)	(16,885)	(191,480)
Amortization of deferred investment credit	(7,836)	(8,426)	(7,922)
Total income taxes	137,907	150,030	(22,778)
Income taxes - charged to other income and deductions	(3,556)	(2,474)	(306)
Income taxes - credited to extraordinary charge	50,450	16,885	191,480
Income taxes - charged to operating income	$184,801	$164,441	$168,396
The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35 percent to financial accounting income, as set forth below:

(Thousands of dollars)	2000	1999	1998
Income before preferred stock dividends and redemption premiums, income
Taxes, and extraordinary charge	$503,493	$460,793	$440,655
Amount so produced	$176,223	$161,278	$154,229
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Lower tax depreciation	6,150	6,500	6,700
Plant removal costs	(9,107)	(9,100)	(2,400)
State income tax, net of federal income tax benefit	18,828	14,100	20,200
Amortization of deferred investment tax credit	(7,836)	(8,426)	(7,922)
Other, net	543	89	(2,411)
Total	$184,801	$164,441	$168,396

  The provision for income taxes for the extraordinary charges is different from the amount produced by applying the federal income statutory tax rate of 35 percent to the gross amount, as set forth below:

(Thousands of dollars)	2000	1999	1998
Extraordinary charge before income taxes	$127,472	$43,853	$466,905
Amount so produced	$44,615	$15,349	$163,417
Increased for state income tax, net of federal income tax benefit	5,834	1,536	28,062
Total	$50,449	$16,885	$191,479
Federal income tax returns through 1995 have been examined and settled. At December 31, the deferred tax assets and liabilities consisted of the following:

(Thousands of dollars)	2000	1999
Deferred tax assets:
Recovery of transition costs	$119,530	$141,844
Unamortized investment tax credit	53,718	72,845
Tax interest capitalized	35,775	35,760
Postretirement benefits other than pensions	39,544	31,662
Contributions in aid of construction	21,812	23,387
Unbilled revenue	12,828	13,105
Deferred power costs, net	8,645	16,741
Reserve for uncollectibles	12,692	10,044
Other	128,887	47,472
	433,431	392,860
F-14 Deferred tax liabilities:
Book vs. tax plant basis differences, net	1,214,406	1,207,465
Other	91,663	75,861
	1,306,069	1,283,326
Total net deferred tax liabilities	872,638	890,466
Portion above included in current assets	15,665	30,477
Total long-term net deferred tax liabilities	$888,303	$920,943
NOTE H: DIVIDEND RESTRICTION

  Supplemental indentures relating to certain outstanding bonds of Monongahela Power contain dividend restrictions under the most restrictive of which $76,384,000 of the Company's consolidated retained earnings at December 31, 2000, is not available for cash dividends on Monongahela Power's common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by Monongahela Power as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE I: SHORT-TERM DEBT

  To provide interim financing and support for outstanding commercial paper, lines of credit have been established with several banks. The Company and its regulated subsidiaries have fee arrangements on all of their lines of credit and no compensating balance requirements. At December 31, 2000, unused lines of credit with banks were $565 million. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 2000 and 1999 consisted of:

(Thousands of dollars)	2000	1999
Balance and interest rate at end of year:
Commercial paper	$672,214 - 6.82%	$641,095 - 5.98%
Notes payable to banks	50,015 - 6.90%
Average amount outstanding and interest rate during the year:
Commercial paper	717,231 - 6.46%	418,166 - 5.41%
Notes payable to banks	19,038 - 6.18%	25,098 - 5.22%
NOTE J: ENERGY TRADING ACTIVITIES

  The Company enters into contracts for the purchase and sale of electricity in the wholesale market. Allegheny Energy Supply's wholesale market activities consist of buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of these are forward contracts representing commitments to purchase and sell at fixed prices in the future. These contracts require physical delivery. Allegheny Energy Supply also uses option contracts to buy and sell electricity at fixed prices in the future.

  During 2000, Allegheny Energy Supply substantially increased the volume of its wholesale electricity trading activities principally due to the completion of the construction or acquisition of additional generating capacity and the consequent ability those assets afford to conduct power transactions. Allegheny Energy Supply also anticipates the expansion of additional generating capacity through construction and acquisition activities in future years as a result of announcements made in the fourth quarter of 2000. Based upon the Company's continual evaluation of its business activities under the provisions of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the Company concluded that Allegheny Energy Supply's wholesale electricity activities now represent trading activities. EITF Issue No. 98-10 requires contracts entered into in connection with energy trading be marked to fair value on the balance sheet, with all changes in fair value recorded as gains and losses on the statement of operations.

  The wholesale electricity trading contracts representing an unrealized gain position are reported as "Commodity Contract" assets in the current assets section of the balance sheet. The wholesale electricity trading contracts representing an unrealized loss position are reported as "Commodity Contract" liabilities in the current liabilities section of the balance sheet. At December 31, 2000, the fair value of the "Commodity Contract" assets and liabilities related to wholesale electricity-trading activities was $234.5 million and $224.6 million, respectively. A net gain of $8.4 million, before tax, was recorded to the statement of operations, as part of operating revenues - unregulated generation, to reflect the fair value of Allegheny Energy Supply's energy trading contracts.

NOTE K: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company will implement the requirements of these accounting standards.

  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

  The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of its derivatives. The Company determined the fair value of the derivatives, designated certain derivatives as hedges, and assessed the effectiveness of those derivatives as hedges.

  Allegheny Energy Supply will record an asset of $1.5 million on its 2001 balance sheet based on the fair value of the two cash flow hedge contracts at January 1, 2001. An offsetting amount will be recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts will be reclassified to earnings during July and August of 2001, when the hedged transactions are recorded.

  Allegheny Energy Supply will also record certain option contracts that meet the derivative criteria in SFAS No. 133, which do not qualify for special hedge accounting. Allegheny Energy Supply will record an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts at January 1, 2001. The majority of this liability is related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply will record a charge of $31.2 million against earnings net of the related tax effect ($52.3 million before tax) in the first quarter of 2001 for these contracts as a change in accounting principle as of January 1, 2001.

NOTE L: CHANGE IN ACCOUNTING ESTIMATE

  During 2000, the Company's operating expenses decreased by approximately $19.9 million ($11.9 million after taxes) due to the capital recovery and capitalization policies of Allegheny Energy Supply, as an unregulated generation company, which are different from the practices of the regulated utility subsidiaries. As a result, 2000 earnings per share increased $0.11.

NOTE M: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Net periodic (credit) cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, of which approximately 21 percent was (credited) charged to plant construction, included the following components:

	Pension Benefits			Postretirement Benefits Other Than Pensions

(Thousands of dollars)	2000	1999	1998	2000	1999	1998
Components of net periodic (credit) cost:
Service cost	$15,808	$15,350	$14,316	$2,755	$2,677	$2,566
Interest cost	52,463	47,068	46,743	13,707	13,418	14,346
Expected return on plan assets	(70,928)	(65,456)	(61,280)	(7,015)	(6,217)	(6,163)
Amortization of unrecognized transition (asset) obligation	(3,152)	(3,146)	(3,146)	6,433	6,433	6,433
Amortization of prior service cost	2,386	2,386	2,360
Recognized actuarial gain	(1,206)			(1,837)	(119)
Periodic (credit) cost	(4,629)	(3,798)	(1,007)	14,043	16,192	17,182
Reversal of previous deferrals			760
Net periodic (credit) cost	($4,629)	($3,798)	($247)	$14,043	$16,192	$17,182

  The discount rates and rates of compensation increases used in determining the benefit obligations at September 30, 2000, 1999, and 1998, and the expected long-term rate of return on assets in each of the years 2000, 1999, and 1998 were as follows:

	2000	1999	1998	2000	1999	1998
Discount rate	7.75%	7.50%	7.00%	7.75%	7.50%	7.00%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%	8.25%	8.25%
Rate of compensation increase	4.50%	4.50%	4.00%	4.50%	4.50%	4.00%

  For postretirement benefits other than pensions measurement purposes, a health care cost trend rate of 6.5 percent for 2001 and beyond and plan provisions, which limit future medical and life insurance benefits, were assumed. Because of the plan provisions, which limit future benefits, the assumed health care cost trend rate has a limited effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
(Thousands of dollars)
Effect on total service and interest cost components	$276	($264)
Effect on postretirement benefit obligation	2,571	(2,598)
The amounts (prepaid) accrued at December 31, using a measurement date of September 30, included the following components:
	Pension Benefits		Postretirement Benefits Other Than Pensions

(Thousands of dollars)	2000	1999	2000	1999
Change in benefit obligation:
Benefit obligations at beginning of year	$691,528	$692,937	$181,324	$196,282
Service cost	15,808	15,350	2,755	2,677
Interest cost	52,463	47,068	13,707	13,418
Plan amendments	132
Effect of acquisitions	40,176		11,524
Actuarial (gain) loss	(21,484)	(21,369)	(16,877)	(20,159)
Benefits paid	(43,765)	(42,458)	(9,317)	(10,894)
Benefit obligation at December 31	734,858	691,528	183,116	181,324
Change in plan assets:
Fair value of plan assets at beginning of year	817,652	801,348	84,277	74,773

Actual return on plan assets	86,065	50,914	9,200	10,864
Employer contribution		7,848	5,214	4,406
Effect of acquisitions	26,741
Benefits paid	(43,765)	(42,458)	(4,736)	(5,766)
Fair value of plan assets at December 31	886,693	817,652	93,955	84,277
Plan assets (in excess of) less than benefit obligation	(151,835)	(126,124)	89,161	97,047
Unrecognized transition asset (obligation)		3,152	(77,194)	(83,627)
Unrecognized net actuarial gain	143,953	115,193	61,287	46,140
Unrecognized prior service cost due to plan amendments	(18,174)	(20,428)
Fourth quarter contributions and benefit payments	(324)		(5,816)	(6,203)
(Prepaid) accrued at December 31	($26,380)	($28,207)	$67,438	$53,357

  The Company acquired West Virginia Power and Mountaineer Gas in December 1999 and August 2000, respectively. The effect of these acquisitions on the Company's benefit obligations and plan assets for pensions and postretirement benefits other than pensions is shown above as the effect of acquisitions.

  The pension unrecognized transition asset was amortized over 14 years beginning January 1, 1987, and the postretirement benefits other than pensions unrecognized transition obligation is being amortized over 20 years beginning January 1, 1993.

NOTE N: STOCK-BASED COMPENSATION

  Under the Company's Long-term Incentive Plan, options may be granted to officers and key employees. Ten million shares of the Company's common stock have been authorized for issuance under the Long-term Incentive Plan. The Long-term Incentive Plan, which was implemented during 1998, provides vesting periods of one to seven years, with options remaining exercisable until 10 years from the date of grant. There were 7,000 exercisable options at December 31, 2000.

  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of stock options awarded under the Company's Long-term Incentive Plan equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires disclosure of pro-forma information regarding the net income and earnings per share effect of the option grants. The information presented below has been determined as if the stock options had been accounted for under the fair value method of that statement. There were no stock options granted during 1998. The weighted average fair value of the 2000 and 1999 options was $10.25 and $5.07 per share, respectively. The fair values were estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2000	1999
Risk-free interest rate	6.50%	6.24%
Expected lives - years	10	10
Expected stock volatility	28.65%	22.83%
Dividend yield	5.52%	5.83%
Under SFAS No. 123, the Company's consolidated net income and earnings per share would have been reduced to the following pro-forma amounts:

	2000	1999
Consolidated net income (in thousands)
As reported	$236,629	$258,421
Pro-forma	$235,315	$258,166
Earnings per share (basic and diluted):
As reported	$2.14	$2.22
Pro-forma	$2.13	$2.22

A summary of the status of the stock options granted under the Company's Long-term Incentive Plan as of December 31, 2000, is as follows:

		Weighted
		Average
	Shares	Price
Outstanding at December 31, 1999	1,119,200	$31.351
Granted	647,500	42.109
Exercised
Forfeited	1,000	33.813
Outstanding at December 31, 2000	1,765,700	$35.295
The following summarizes the stock options outstanding at December 31, 2000:
				Weighted
		Weighted		Average
	Range	Average	Remaining	Remaining
Plan	of Exercise	Exercise	Outstanding	Contractual
Year	Prices	Price	at 12/31/00	Life
2000	$31.488 to $48.188	$42.109	647,500	10 years
1999	$30.188 to $33.813	$31.349	1,118,200	9 years

  Under the Company's Long-term Incentive Plan (formerly the Performance Share Plan), certain officers of the Company and its subsidiaries may receive awards based on meeting specific shareholder and customer performance rankings. The Company recognized compensation expense in 2000, 1999, and 1998 of $3.7 million, $1.1 million, and $2.0 million, respectively.

NOTE O: REGULATORY ASSETS AND LIABILITIES

  Certain of the Company's regulated operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the consolidated balance sheet at December 31 relate to:

(Thousands of dollars)	2000	1999
Long-term assets (liabilities), net:
Income taxes, net	$262,927	$306,247
Pennsylvania stranded cost recovery (CTC)	231,137	251,903
Pennsylvania CTC true-up	25,253	20,004
Pennsylvania pilot deferred revenue		9,040
Postretirement benefits		6,229
Pennsylvania tax increases	8,188	3,520
Storm damage	577	850
Demand-side management	(3,002)	184
Deferred revenues	(8,785)	(14,900)
Rate stabilization deferral	(56,750)
Other, net	(1,071)	2,027
Subtotal	458,474	585,104
Eastalco profit sharing (reported in other deferred charges/debit)		1,385
Deferred power costs, net (reported in other deferred charges/credits)		(9,900)
Subtotal	458,474	576,589
Current assets (liabilities), net (reported in other current assets/liabilities):
CTC recovery	22,049	23,957
Income taxes, net	1,068	1,847
Deferred power costs, net	(15,338)	(12,880)
Deferred revenues	(10,456)	(19,949)
Subtotal	(2,677)	(7,025)
Net regulatory assets	$455,797	$569,564

See Notes B and C starting on pages 49 and 51, respectively, for a discussion of deregulation plans in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia.

NOTE P: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

	2000		1999
	Carrying	Fair	Carrying	Fair
(Thousands of dollars)	Amount	Value	Amount	Value
Assets:
Temporary cash investments	$3,241	$3,241	$44,831	$44,831
Life insurance contracts	100,594	100,594	94,168	94,168
Available-for-sale security	1,403	1,403
Liabilities:
Short-term debt	722,229	722,229	641,095	641,095
Long-term debt and QUIDS	2,731,683	2,755,401	2,468,407	2,370,723

  The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of the life insurance contracts was estimated based on cash surrender value. The fair value of the available-for-sale security, long-term debt, and QUIDS was estimated based on actual market prices or market prices of similar issues.

NOTE Q: CAPITALIZATION

  Common Stock In March 1999, the Company announced a stock repurchase program that authorized the repurchase of common stock worth up to $500 million from time to time at price levels the Company deemed attractive. The Company purchased 12 million shares of its common stock in 1999 at an aggregate cost of $398.4 million. There were no additional shares purchased in 2000.

  Preferred Stock West Penn called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84 million, five-year unsecured medium-term notes issued in the second quarter of 1999 at a 6.375% coupon rate. Potomac Edison called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $0.5 million on September 30, 1999, with funds on hand. Monongahela Power's outstanding preferred stock is entitled on voluntary liquidation to its then-current call price and, on involuntary liquidation, to $100 a share.

Long-Term Debt and QUIDS

  Maturities for long-term debt in thousands of dollars for the next five years are: 2001, $160,184; 2002, $214,105; 2003, $250,071; 2004, $157,714; and 2005, $373,019. Substantially all of the properties of Monongahela Power and Potomac Edison are held subject to the lien securing their first mortgage bonds. Some properties of Allegheny Energy Supply and Monongahela Power are also subject to a second lien securing certain pollution control and solid waste disposal notes.

  On March 1, 2000, $75 million of Potomac Edison's 5 7/8% series first mortgage bonds matured; Monongahela Power's $65 million of 5 5/8% series first mortgage bonds matured April 1, 2000; and in March, June, September, and December of 2000, West Penn redeemed $46.8 million of class A-1 6.32% transition bonds.

  On June 1, 2000, Potomac Edison issued $80 million floating rate private placement notes, due May 1, 2002, assumable by Allegheny Energy Supply upon its acquisition of Potomac Edison's Maryland electric generating assets. In August 2000, after the Potomac Edison generating assets were transferred to Allegheny Energy Supply, the notes were remarketed as Allegheny Energy Supply floating rate (three-month London Interbank Offer Rate (LIBOR) plus .80%) notes with the same maturity date. No additional proceeds were received.

  On August 18, 2000, Monongahela Power borrowed $61.0 million, under a senior credit facility, at a rate of 7.18% with a maturity of November 20, 2000. On November 20, 2000, Monongahela Power paid off the original $61 million borrowing and borrowed $100 million at a rate of 7.21% with a maturity of May 21, 2001. The facility will be transferred to Allegheny Energy Supply concurrent with the transfer of Monongahela Power's West Virginia generating assets .

  On August 18, 2000, the Company issued $165.0 million aggregate principal amount of its 7.75% notes due August 1, 2005. The Company contributed $162.5 million of the proceeds from its financing to Monongahela Power. Monongahela Power used the proceeds from the Company, and the $61 million borrowed under the senior note credit facility (as discussed above) in connection with the purchase of Mountaineer Gas.

  As part of the purchase of Mountaineer Gas on August 18, 2000, Monongahela Power assumed $100.1 million of existing Mountaineer Gas debt. This debt consists of several senior unsecured notes and a promissory note with fixed interest rates between 7.00% and 8.09%, and maturity dates between April 1, 2009, and October 31, 2019.

  On November 7, 2000, the Company also issued unsecured notes in an aggregate principal amount of $135.0 million bearing an interest rate of 7.75% due 2005. These notes were a further issuance of, and form a single series with, the $165.0 million aggregate principal amount of the Company's 7.75% notes issued on August 18, 2000, as discussed above.

During 1999, West Penn reacquired all of its outstanding $525 million of first mortgage bonds. See Note F for additional details.

  In November 1999, West Penn Funding, LLC, issued $600 million of transition bonds as authorized by the Pennsylvania PUC (see Note B). The transition bonds are secured by the collection of transition costs through a nonbypassable charge to customers in the West Penn service area.

NOTE R: BUSINESS SEGMENTS

  The Company's principal operating segments are regulated operations, unregulated generation, and other. Prior to the second quarter of 2000, the Company reported operating segments consisting of utility and nonutility operations. The Company has restated prior period segment information.

  The regulated operations segment, previously reported as the utility segment, consists of the subsidiaries Monongahela Power, including Mountaineer Gas, Potomac Edison, and West Penn. The regulated operations segment operates electric T&D systems and natural gas distribution systems and generates electric energy in regulatory jurisdictions that have not implemented deregulation of electric generation.

  The unregulated generation segment, previously reported in the nonutility segment, consists primarily of the Company's subsidiaries Allegheny Energy Supply and its majority-owned subsidiary, AGC. Allegheny Energy Supply is an unregulated energy production and marketing subsidiary that markets competitive wholesale electricity in the eastern half of the United States and retail electricity regionally in states where customer choice has been implemented. AGC owns and sells generating capacity to its parents Allegheny Energy Supply and Monongahela Power.

  The other segment, previously reported in the nonutility segment, consists primarily of Allegheny Ventures, an unregulated subsidiary that develops new business opportunities including telecommunications.

  Business segment information for 2000, 1999, and 1998 is summarized on page 60. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions that are eliminated in the Company's consolidated financial statements.

(Thousands of dollars)	2000	1999	1998
Operating revenues:
Regulated operations	$2,635,022	$2,310,079	$2,330,264
Unregulated generation	2,281,535	879,417	240,275
Other	22,624	8,881	6,708
Eliminations	(927,329)	(389,936)	(811)
Depreciation and amortization:
Regulated operations	194,463	197,955	264,611
Unregulated generation	52,436	58,937	5,662
Other	1,034	564	106
Federal and state income taxes:
Regulated operations	142,815	131,228	178,930
Unregulated generation	40,708	32,836	(10,151)
Other	1,278	377	(383)

Operating income:
Regulated operations	408,381	395,426	449,762
Unregulated generation	126,199	78,827	(9,303)
Other	1,643	394	(952)
Interest charges, preferred dividends, and preferred redemption premiums:
Regulated operations	205,178	162,348	176,073
Unregulated generation	41,274	31,869	10,153
Other	264	2	6
Eliminations	(18,820)	(1,516)
Consolidated income before extraordinary charge:
Regulated operations	227,751	236,471	283,323
Unregulated generation	83,699	49,135	(19,604)
Other	2,202	(217)	(711)
Extraordinary charge, net:
Regulated operations	77,023	26,968	275,426
Capital expenditures:
Regulated operations	207,605	266,205	229,362
Regulated operations - acquisition of businesses	228,826	98,714
Unregulated generation	181,957	131,020	875
Other	13,630	16,140	5,330
		December	December
		31, 2000	31, 1999
Regulated operations		$4,918,316	$5,293,394
Unregulated generation		2,714,607	1,518,074
Other		64,094	40,973
See Notes C and F for a discussion of extraordinary charge, net.

NOTE S: COMMITMENTS AND CONTINGENCIES

  Construction and Capital Program The subsidiaries have entered into commitments for their construction and capital programs for which expenditures are estimated to be $2,231.5 million for 2001 and $543.4 million for 2002. Construction expenditure levels in 2003 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its management of emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

  The Company has announced the construction and acquisition of various generating facilities planned for completion in 2001 through 2005. Also, the Company has announced the acquisition of Merrill Lynch's energy trading and commodity marketing unit and a financial services firm (see Note T). The estimated cost of the generating facilities under construction and acquisitions announced by the Company is approximately $3.1 billion.

  On November 14, 2000, the Company announced the acquisition of three natural gas-fired merchant generating facilities totaling 1,710 MW located in the Midwest from Enron North America (Enron). The completion of the transaction requires certain regulatory approvals, including approval by the SEC. The agreement between Enron and the Company requires that the parties close on the transaction prior to May 31, 2001. In the event that closing does not occur prior to May 31, 2001, because SEC approval has not been obtained, the Company would be required to pay a termination fee of approximately $41 million to Enron.

Environmental Matters and Litigation

  The companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

  The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would postpone compliance until May 1, 2005. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule is also under litigation in the District of Columbia Circuit Court of Appeals, with a decision expected in the first half of 2001. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $376.9 million of capital costs during the 2001 through 2004 period to comply with these regulations. Approximately $63.5 million was spent in 2000.

  On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on 10 of its electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

  Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

  In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 CAAA. The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

  On March 4, 1994, Monongahela Power, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at December 31, 2000.

  Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $5.4 million as of December 31, 2000, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

  The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and Monongahela Power. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, the Company and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

  In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Leases

The Company has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, and communications lines.

The carrying amount of assets recorded under capitalized lease agreements included in property, plant, and equipment at December 31 consist of the following:

(Thousands of dollars)	2000	1999
Equipment	$44,346	$966
Building	741	790
Property held under capital leases	$45,087	$1,756

At December 31, 2000, obligations under capital leases were as follows:
(Thousands of dollars)	2000	1999
Present value of minimum lease payments	$45,087	$1,756
Obligations under capital leases due within one year	10,650	825
Obligations under capital leases non-current	34,437	931

  Total capital and operating lease rent payments of $33.5 million in 2000, $19.1 million in 1999, and $17.4 million in 1998 were recorded as rent expense in accordance with SFAS No. 71. Estimated minimum lease payments for capital and operating leases with annual rent exceeding $100,000 and initial or remaining lease terms in excess of one year are $25.0 million in 2001, $18.0 million in 2002, $20.0 million in 2003, $32.8 million in 2004, $28.7 million in 2005, and $24.6 million thereafter.

  In November 2000, Allegheny Energy Supply consummated an operating lease transaction relating to the construction of a 540-MW combined-cycle generating plant located in Springdale, Pennsylvania. This transaction was structured to finance the construction of the plant with a maximum commitment amount of $318.4 million. Upon completion of the plant, a special purpose entity will lease the plant to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $1.9 million per month, commencing during the second half of 2003 through 2005. Subsequently, Allegheny Energy Supply has the right to negotiate up to two five-year renewal terms or purchase the plant for the lessor's investment or sell the plant and pay the difference between the proceeds and the lessor's investment up to a maximum recourse amount of approximately $275 million.

Public Utility Regulatory Policies Act (PURPA)

  Under PURPA, certain municipalities, businesses, and private developers have installed generating facilities at various locations in or near the Company's service areas, and sell electric capacity and energy to the Company at rates consistent with PURPA and ordered by the appropriate state commissions. The Company is committed to purchase 479 MW of on-line PURPA capacity. This includes 180 MW from the AES Warrior Run project, which came on-line in February 2000. Payments for PURPA capacity and energy in 2000 totaled approximately $204 million, before amortization of West Penn's adverse power purchase commitment, resulting in an average cost to the Company of 5.5 cents/kWh.

  As a result of the 1999 Maryland Restructuring Settlement, AES Warrior Run capacity and energy must be offered into the wholesale market over the life of the Electric Energy Purchase Agreement (PURPA contract). On November 29, 2000, the Maryland PSC approved a Power Sales Agreement (PSA) between Potomac Edison and the winning bidder for the period of January 1, 2001, through December 31, 2001. The cost of purchases from AES Warrior Run under the PURPA Contract not recovered through the market sale of the output will be recovered, dollar-for-dollar, from Maryland customers through a surcharge.

  The table below reflects the Company's estimated commitments for energy and capacity purchases under PURPA contracts as of December 31, 2000. The original length of these contracts varied from 28 to 44 years. Actual values can vary substantially depending upon future conditions. The table does not reflect the AES Warrior Run energy and capacity sold under the PSA.

Estimated Energy and Capacity Purchase Commitments
		Amount
		(Thousands
	MWh	of dollars)
2001	3,889,208	$205,660
2002	3,889,208	206,564
2003	3,889,209	197,508
2004	3,898,978	190,716
2005	3,889,208	192,225
Thereafter	79,038,027	4,506,625
Fuel Commitments

  The Company has entered into various long-term commitments for the procurement of fuels, primarily coal, to supply its generating plants. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. The Company's fuel purchases totaled $552.2 million and $535.7 million in 2000 and 1999, respectively. In 2000, the Company purchased approximately 60% of its fuel from one vendor. Total estimated long-term fuel obligations at December 31, 2000, for the next five years were as follows:

Estimated Fuel Purchase Commitments
Amount
(Thousands
of dollars)
2001	$189,652
2002	159,308
2003	129,370
2004	125,236
2005	95,815
Total	$699,381
Letters of Credit

  Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms and conditions, which amounted to $18.2 million as of December 31, 2000.

NOTE T: SUBSEQUENT EVENTS

  On January 8, 2001, the Company announced the signing of a definitive agreement to acquire Global Energy Markets (G.E.M.), Merrill Lynch's energy commodity marketing and trading unit. Under the agreement, Allegheny Energy Supply will acquire G.E.M. for $490 million, plus a two percent equity interest in Allegheny Energy Supply to be owned by Merrill Lynch. The acquisition is contingent upon regulatory approvals, including approval of the FERC. The Company expects the transaction to be closed in the first quarter of 2001. However, transfer of the two percent ownership interest (which is not required for closing) cannot occur until it is approved by the SEC.

  REPORT OF MANAGEMENT

  The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles in the United States of America based upon available facts and circumstances and management's best estimates and judgments of known conditions.

  The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with auditing standards generally accepted in the United States of America.

  The Audit Committee of the Board of Directors, which consists of outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.

Alan J. Noia,	Thomas J. Kloc,
Chairman of the Board, President	Vice President and Controller
And Chief Executive Officer

February 1, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of Allegheny Energy, Inc.

  In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and common equity and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 2000, and 1999, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 1, 2001

Monongahela Power Company And Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
	YEAR ENDED DECEMBER 31
(Thousands of Dollars)	2000	1999	1998
Operating Revenues:
Residential	$282,320	$210,757	$200,896
Commercial	151,700	130,052	126,464
Industrial	242,082	217,792	208,613
Wholesale and other, including affiliates	137,615	96,184	89,396
Bulk power transactions, net	14,330	18,550	19,753
Total Operating Revenues	828,047	673,335	645,122

Operating Expenses:
Operation:
Fuel	150,582	145,236	143,993
Purchased power and exchanges, net	119,449	98,774	95,617
Gas purchases and production	57,045
Deferred power costs, net	248	10,930	(8,452)
Other	117,372	90,625	82,637
Maintenance	70,850	63,993	67,033
Depreciation and amortization	70,508	60,905	58,610
Taxes other than income taxes	55,987	43,395	44,742
Federal and state income taxes	50,639	40,440	49,456
Total Operating Expenses	692,680	554,298	533,636
Operating Income	135,367	119,037	111,486

Other Income and Deductions:
Allowance for other than borrowed funds used
during construction	138	1,059	376
Other income, net	4,048	6,119	6,049
Total Other Income and Deductions	4,186	7,178	6,425
Income Before Interest Charges and
Extraordinary Charge, Net	139,553	126,215	117,911

Interest Charges:
Interest on long-term debt	41,953	31,963	32,363
Other interest	3,785	2,640	3,790
Allowance for borrowed funds used during
construction	(764)	(715)	(667)
Total Interest Charges	44,974	33,888	35,486

Consolidated Income Before Extraordinary Charge	94,579	92,327	82,425
Extraordinary Charge, Net	(63,124)

Consolidated Net Income	$ 31,455	$ 92,327	$ 82,425

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January 1	$281,960	$273,197	$243,939
Add:
Consolidated Net income	31,455	92,327	82,425
	313,415	365,524	326,364
Deduct:
Dividends on capital stock:
Preferred stock	5,037	5,037	5,037
Common stock	59,970	78,527	48,130
Total Deductions	65,007	83,564	53,167

Balance at December 31	$248,408	$281,960	$273,197
See accompanying notes to consolidated financial statements.

  F28
CONSOLIDATED STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31
(Thousands of Dollars)	2000	1999*	1998*
Cash Flows from Operations:
Consolidated Net Income	$ 31,455	$ 92,327	$ 82,425
Extraordinary charge, net of taxes	63,124
Income before extraordinary charge	94,579	92,327	82,425
Depreciation and amortization	70,508	60,905	58,610
Deferred investment credit and income taxes, net	7,091	4,701	14,827
Deferred power costs, net	248	10,930	(8,452)
Unconsolidated subsidiaries' dividends in excess of earnings	2,774	2,972	9,301
Allowance for other than borrowed funds used during construction construction	(138)	(1,059)	(376)
Internal restructuring liability			(236)
Write-off of generation project costs		4,213
Changes in certain current assets and liabilities:
Accounts receivable, net	(42,618)	(1,082)	(1,956)
Accounts receivable from affiliates	18,523	(68,621)	(7,121)
Materials and supplies	6,878	354	(3,929)
Accounts payable	7,605	16,397	4,095
Accounts payable to affiliates	17,421	53,354	8,154
Prepayments	(2,560)	(10,000)
Taxes accrued	17,572	(2,973)	5,488
Interest accrued	3,363	(1,809)	(185)
Other, net	4,117	8,865	140
	205,363	169,474	160,785
Cash Flows used in Investing:
Construction expenditures (less allowance for other than
borrowed funds used during construction)	(82,105)	(81,424)	(72,419)
Acquisition of businesses	(228,826)	(96,597)
	(310,931)	(178,021)	(72,419)
Cash Flows from (used in) Financing:
Equity contribution from parent	162,500
Issuance of long-term debt	100,000	117,013	85,918
Repayment of long-term debt	(65,000)		(111,690)
Funds on deposit with trustees	2,561	(2,561)
Short-term debt, net	21,000	(49,000)	(7,829)
Notes payable to affiliate	(28,650)	28,650	(1,450)
Notes receivable to affiliate	(22,004)
Dividends on capital stock:
Preferred stock	(5,037)	(5,037)	(5,037)
Common stock	(59,970)	(78,527)	(48,129)
	105,400	10,538	(88,217)
Net Change in Cash	(168)	1,991	149
Cash at January 1	3,826	1,835	1,686
Cash at December 31	$ 3,658	$ 3,826	$ 1,835

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$ 37,637	$ 34,076	$ 33,041
Income taxes	41,147	42,315	33,361

Noncash investing and financing activities
In August 2000, the Company purchased Mountaineer Gas from ECA. The purchase included the assumption of $100.1 million of existing Mountaineer Gas long-term debt.
*Certain amounts have been reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET	December 31
(Thousands of Dollars)	2000	1999*
Property, Plant, and Equipment:
Property, plant, and equipment	$2,512,288	$2,127,465
Construction work in progress	33,476	46,138
	2,545,764	2,173,603
Accumulated depreciation	(1,152,953)	(958,867)
	1,392,811	1,214,736
Investments and Other Assets:
Allegheny Generating Company-common stock at equity	38,980	41,713
Excess of cost over net assets acquired	200,183	26,325
Other	200	170
	239,363	68,208
Current Assets:
Cash	3,658	3,826
Accounts receivable:
Electric service	84,261	78,977
Gas	47,250
Other	5,385	1,510
Affiliates, net		18,523
Allowance for uncollectible accounts	(6,347)	(4,133)
Notes receivable due within one year	22,004
Materials and supplies-at average cost:
Operating and construction	21,617	22,127
Fuel	10,710	16,049
Prepaid taxes	27,830	23,320
Prepaid gas	39,342	10,000
Other, including current portion of regulatory assets	6,573	4,708
	262,283	174,907
Deferred Charges:
Regulatory assets	90,004	145,176
Unamortized loss on reacquired debt	10,983	16,810
Other	10,224	6,569
	111,211	168,555
Total	$2,005,668	$1,626,406
CAPITALIZATION:
Common stock, other paid-in capital, and retained earnings	$ 707,899	$ 578,951
Preferred stock	74,000	74,000
Long-term debt and QUIDS	606,734	503,741
	1,388,633	1,156,692
Current Liabilities:
Short-term debt	37,015
Notes payables to affiliate		28,650
Long-term debt due within one year	100,000	65,000
Accounts payable	68,798	40,016
Accounts payable to affiliates, net	17,421
Taxes accrued:
Federal and state income	6,316	2,260
Other	35,275	24,235
Interest accrued	12,303	5,883
Other	13,726	11,647
	290,854	177,691
Deferred Credits and Other Liabilities:
Unamortized investment credit	11,859	14,007
Deferred income taxes	219,647	248,987
Obligations under capital leases	11,143
Regulatory liabilities	50,231	13,961
Other	33,301	15,068
	326,181	292,023
Commitments and Contingencies (Note O)
Total	$2,005,668	$1,626,406
*Certain amounts have been reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
DECEMBER 31
2000	1999	2000	1999
(Thousands of Dollars)	(Capitalization Ratios)
Common Stock:
Common stock-par value $50 per share,
authorized 8,000,000 share, outstanding
5,891,000 shares	$ 294,550	$ 294,550
Other paid-in capital	164,941	2,441
Retained earnings	248,408	281,960
Total	707,899	578,951	51.0%	50.0%

Preferred Stock:
Cumulative preferred stock-par value $100 per
share, authorized 1,500,000 shares,
outstanding as follows:

December 31, 2000
Regular
Shares	Call Price
Series	Outstanding	Per Share
4.40-4.80%	190,000	$103.50 to $106.50	19,000	19,000
$5.88-$7.73	550,000	$100.00 to $102.86	55,000	55,000
Total (annual dividend requirements $5,037)	74,000	74,000	5.3	6.4

Long-Term Debt and QUIDS:
First mortgage bonds: Maturity

December 31, 2000 Interest Rate - %
2000-2002	7-3/8%	25,000	90,000
2007	7-1/4%	25,000	25,000
2021-2025	7-5/8% - 8-5/8%	160,000	160,000

Quarterly Income Debt Securities due 2025	8.00%	40,000	40,000
Secured notes due 2007-2029	4.70%-7.00%	81,859	81,750
Unsecured notes due 2002-2012	4.35%-8.09%	106,060	6,060
Installment purchase
obligations due 2003	4.50%	19,100	19,100
Medium-term debt due 2003-2010	5.56%-7.36%	153,475	153,475
Bank senior secured credit facility due 2001	7.21%	100,000
Unamortized debt discount and premium, net	(3,760)	(4,083)
Total (annual interest requirements $51,343)	706,734	571,302
Less amounts on deposit with trustees	(2,561)
Less current maturities	(100,000)	(65,000)
Total	606,734	503,741	43.7%	43.6%
Total Capitalization	$1,388,633	$1,156,692	100.0%	100.0%
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Monongahela Power Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company expanded its service territory with the acquisition of West Virginia Power Company (West Virginia Power) assets in December 1999 and Mountaineer Gas Company (Mountaineer Gas), a wholly owned subsidiary of the Company, in August 2000. The Company and its affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, operate electric transmission and electric and gas distribution systems. Allegheny Power also generates electric energy in regulatory jurisdictions which have not yet deregulated electric generation.

  The Company is subject to regulation by the Securities and Exchange Commission (SEC), the Public Service Commission of West Virginia (W.Va. PSC), the Public Utilities Commission of Ohio (Ohio PUC), and by the Federal Energy Regulatory Commission (FERC).

  See Note B and C for significant changes in the West Virginia and Ohio regulatory environment. Certain amounts in the December 31, 1999, consolidated balance sheets and in the December 31, 1999, and 1998 consolidated statement of cash flows have been reclassified for comparative purposes. Significant accounting policies of the Company are summarized below.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mountaineer Gas Company, after elimination of intercompany transactions.

Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues

  Revenues from the sale of electricity and natural gas to customers are recognized in the period that the electricity and gas is delivered and consumed by customers, including an estimate for unbilled revenues.

Natural gas production revenue is recognized as income when the gas is extracted and sold.

Deferred Power Costs, Net

  The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, have historically been deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures in West Virginia and Ohio. The Company discontinued this practice in West Virginia, effective July 1, 2000. Effective, January 1, 2001, a fuel clause ceased to exist for the Company's Ohio jurisdiction.

  Gas supply costs incurred, including the cost of gas transmission and transportation, within the former West Virginia Power territory, acquired in 1999, are deferred until they are either recovered from or credited to customers under a Purchased Gas Adjustment clause in effect for this operation in West Virginia. The cost of gas for Mountaineer Gas is expensed as incurred.

Property, Plant, and Equipment

  Property, plant, and equipment are stated at original cost. Costs include direct labor and materials; allowance for funds used during construction on regulated property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

  As required by Emergency Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," the Company discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for its West Virginia jurisdictions' electric generation operations in the first quarter of 2000 and for its Ohio jurisdictions' electric generation operations in the fourth quarter of 2000. Unregulated property, plant and equipment are stated at original cost. The cost and accumulated depreciation of property, plant, and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of the gain or loss on disposition.

Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, are charged to accumulated depreciation in accordance with the provisions of SFAS No. 71.

  The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over the expected useful life of the software beginning upon a project's completion.

The Company accounts for its natural gas exploration and production activities under the successful efforts method of accounting.

The Company consolidates its proportionate interest in its joint owned electric utility power plants.

Intercompany Receivables and Payables

  The Company has various operating transactions with affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the consolidated balance sheet and consolidated statement of cash flows.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest

  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment. Rates used for computing AFUDC in 2000, 1999, and 1998 averaged 7.83 percent, 8.26 percent, and 6.56 percent, respectively. AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates.

  For construction, which began after April 1, 2000, the Company capitalizes interest costs in accordance with SFAS No. 34, "Capitalizing Interest Costs." The interest capitalization rate in 2000 was 7.07 percent.

Depreciation and Maintenance

  Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.3% of average depreciable property in 2000 and 3.1% in each of the years 1999 and 1998.

  Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage to the T&D system. Maintenance costs are expensed in the year incurred. Power station maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D rights-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station maintenance accruals and T&D rights-of-way vegetation control accruals are not intended to accrue for future years' costs.

Investments

  The Company records the acquisition cost in excess of fair value of assets acquired, less liabilities assumed, as an investment in goodwill. Goodwill related to the acquisition of Mountaineer Gas in August 2000 and West Virginia Power in December 1999 is being amortized over 40 years.

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

Income Taxes

  The companies join with their parent, Allegheny Energy, and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

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

Postretirement Benefits

  All of the employees of Allegheny Energy, except for Mountaineer Gas employees, are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of postretirement benefit costs.

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

  Effective August 18, 2000, the Mountaineer Gas plan was merged with the AESC plan, and the pension plan assets were transferred to the AESC plan. The formula for pension benefits changed for nonunion employees but remained unchanged for union employees. For postretirement benefits other than pensions, Mountaineer Gas nonunion employees became eligible for the benefits provided by AESC on January 1, 2001, and union employees continued their coverage under Mountaineer Gas provisions. The employees remained employees of Mountaineer Gas through December 31, 2000, at which time they were transferred to AESC.

Comprehensive Income

  SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the consolidated financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

NOTE B: INDUSTRY RESTRUCTURING

West Virginia Deregulation

  The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the W.Va. PSC with certain modifications. Further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects that implementation of the deregulation plan will occur if the Legislature approves the necessary tax law changes. Among the provisions of the plan are the following:

* Customer choice will begin for all customers when the plan is implemented.

  * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for residential and small commercial customers.

* After year seven, the power supply rate for large commercial and industrial customers will no longer be regulated.

  * The Company is permitted to file a petition seeking W.Va. PSC approval to transfer its West Virginia jurisdictional generating assets (approximately 2,004 MW) to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), an unregulated affiliate, at book value. Also, based on a final order issued by the W.Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company's affiliate, Potomac Edison, were transferred to Allegheny Energy Supply at book value in August 2000.

* The Company will recover the cost of its nonutility generation contracts through a series of surcharges applied to all customers over 10 years.
* Large commercial and industrial customers received a three percent rate reduction, effective July 1, 2000.

  * A special "Rate Stabilization" account of $56.7 million has been established for residential and small business customers to mitigate the effect of the market price of power as determined by the W.Va. PSC.

Ohio Deregulation

  On October 5, 2000, the Ohio PUC approved a settlement to implement a restructuring plan for the Company. The plan will allow the Company's approximately 29,000 Ohio customers to choose their electricity suppliers starting January 1, 2001. Below are the highlights of the plan.

* The Company will be permitted to transfer approximately 352 MW of Ohio jurisdictional generating assets to Allegheny Energy Supply at net book value on or after January 1, 2001.

  * Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period, beginning on January 1, 2001. These rates will be frozen for five years.

  * For commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which begins on January 1, 2001. The market development period is three years for large commercial and industrial customers and five years for small commercial customers.

* The Company will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period.
* Allegheny Energy Supply will be permitted to offer competitive generation service throughout Ohio.
* Additional taxes resulting from the competition legislation will be deferred for up to two years as a regulatory asset.
NOTE C: ACCOUNTING FOR THE EFFECTS OF DEREGULATION

  In 1997, the EITF issued No. 97-4, providing that when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

  As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its West Virginia jurisdictions' electric generation operations in the first quarter of 2000 and for its Ohio jurisdictions' electric generation operations in the fourth quarter of 2000. The Company recorded an after-tax charge of $63.1 million, to reflect the unrecoverable net regulatory assets that will not be collected from customers and to record a rate stabilization obligation. This charge is classified as an extraordinary charge under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71."

(Millions of Dollars)	Gross	Net-of-Tax

Unrecoverable regulatory assets	$ 62.2	$37.4
Rate stabilization obligation	42.7	25.7
Total 2000 extraordinary charge	$104.9	$63.1
The consolidated balance sheet for 2000 includes the amounts listed below for generating assets not subject to SFAS No. 71. In 1999, the Company's generating assets were subject to SFAS No. 71.
December
(Millions of Dollars)	2000

Property, plant, and equipment at original cost	$1,002.2
Amounts under construction included above	19.0
Accumulated depreciation	545.4
NOTE D: ACQUISITIONS

  On August 18, 2000, the Company completed the purchase of Mountaineer Gas, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America (ECA). The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by about 200,000 in a region where the Company already provides energy services.

  The Company acquired Mountaineer Gas for approximately $326 million, which includes the assumption of $100.1 million of existing long-term debt. The acquisition has been recorded using the purchase method of accounting. The table below shows the allocation of the purchase price to assets and liabilities acquired:

(Millions of Dollars)
Purchase Price	$325.7
Direct costs of the acquisition	3.9
Total acquisition cost	329.6
Less assets acquired:
Utility plant	300.5
Accumulated depreciation	(144.8)
Utility plant, net	155.7
Investments and other assets
Current assets	47.8
Deferred charges	12.6
Total assets acquired (excluding goodwill)	216.1
Add liabilities assumed:
Current liabilities	50.1
Deferred credits and other liabilities	12.4
Total liabilities assumed	62.5
Excess of cost over net assets acquired	$176.0

  The Company is amortizing the excess of cost over net assets acquired on a straight-line basis over 40 years. The Company's acquisition of Mountaineer Gas is immaterial for the purpose of providing the supplemental disclosures required by Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

  In December 1999, the Company acquired the assets of West Virginia Power for approximately $95 million. In conjunction with this acquisition, the Company purchased the assets of a heating, ventilation, and air conditioning business for $2.1 million. The acquisition increased property, plant, and equipment and accumulated depreciation by $105 million and $35.4 million, respectively. Also, $27.5 million was recorded as the excess of cost over net assets acquired and is being amortized on a straight-line basis over 40 years.

NOTE E: INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)	2000	1999	1998

Income taxes-current:
Federal	$36,324	$27,391	$26,457
State	9,069	8,637	8,135
Total	$45,393	$36,028	$34,592
Income taxes-deferred, net of amortization	9,239	6,849	16,971
Income taxes-deferred, extraordinary charge	(41,720)
Amortization of deferred investment credit	(2,148)	(2,148)	(2,144)
Total income taxes	10,764	40,729	49,419
Income taxes-(charged) credited to other income
deductions	(1,845)	(289)	37
Income taxes - credited to
extraordinary charge.	41,720
Income taxes-charged to operating income	$50,639	$40,440	$49,456
The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35 percent to financial accounting income, as set forth below:

Details of federal and state income tax provisions are:

(Thousands of Dollars)	2000	1999	1998

Income before income taxes and extraordinary charge, net	$145,218	$132,769	$131,881
Amount so produced	$ 50,826	$ 46,469	$ 46,158
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Lower tax depreciation	4,228	1,077	1,800
Plant removal costs	(3,756)	(2,935)	(2,600)
State income tax, net of federal income ax benefit	5,977	4,968	4,400
Amortization of deferred investment credit	(2,148)	(2,148)	(2,144)
Equity in earnings of subsidiaries	(2,053)	(1,984)	(2,100)
Other, net	(2,435)	(5,007)	3,942
Total	$ 50,639	$ 40,440	$49,456

  The provision for income taxes for the extraordinary charge is different from the amount produced by multiplying the federal income statutory tax rate of 35 percent to the gross amount, as set forth below:

(Thousands of Dollars)	2000
Extraordinary charge before income taxes	$104,843
Amount so produced	$ 36,695
Increased for state income tax, net of federal income tax benefit	5,025
Total	$ 41,720
Federal income tax returns through 1995 have been examined and settled.

At December 31, the deferred tax assets and liabilities consisted of the following:
(Thousands of Dollars)	2000	1999

Deferred tax assets:
Unamortized investment tax credit	$ 7,164	$ 9,264
Tax interest capitalized	3,875	4,216
Contributions in aid of construction	3,165	3,069
Advances for construction	2,172	2,024
Internal restructuring	1,810	1,810
Deferred power costs, net	2,122	2,254
Asset impairment	21,212
Other post employment benefits	6,307	4,433
Prior flow through items	6,217	4,697
Other	17,264	7,150
	71,308	38,917
Deferred tax liabilities:
Book vs. tax plant basis differences, net	248,592	248,801
Other	40,425	36,842
	289,017	285,643

Total net deferred tax liabilities	217,709	246,726
Portion above included in current assets	1,938	2,261
Total long-term net deferred tax liabilities	$219,647	$248,987
NOTE F: DIVIDEND RESTRICTION

  Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $76,384,000 of the Company's retained earnings at December 31, 2000, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE G: ALLEGHENY GENERATING COMPANY

  The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and an affiliate of the Company owns the remainder. AGC is reported by the Company in its consolidated financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

Following is a summary of financial information for AGC:

	December 31
(Thousands of Dollars)	2000	1999
Balance sheet information:
Property, plant, and equipment	$585,734	$601,717
Current assets	2,457	7,261
Deferred charges	13,854	11,905
Total assets	$602,045	$620,883

Total capitalization	$293,415	$303,422
Current liabilities	62,861	65,463
Deferred credits	245,769	251,998
Total capitalization and liabilities	$602,045	$620,883

	Year Ended December 31
(Thousands of Dollars)	2000	1999	1998

Income statement information:
Electric operating revenues	$70,027	$70,592	$73,816
Operation and maintenance expense	5,653	5,023	4,592
Depreciation	16,960	16,980	16,949
Taxes other than income taxes	4,962	4,510	4,662
Federal income taxes	7,361	9,997	10,959
Interest charges	13,495	13,261	13,987
Other income, net	(283)	(394)	(86)
Net income	$21,879	$21,215	$22,753

  The Company's share of the equity in earnings was $5.9 million, $5.7 million, and $6.1 million for 2000, 1999, and 1998, respectively, and is included in other income, net, on the Company's consolidated statement of operations.

NOTE H: POSTRETIREMENT BENEFITS

  As described in Note A, the Company is responsible for its proportionate share of the cost of the pension plan and medical and life insurance plans for eligible employees and dependents provided by AESC. The Company's share of the (credits) costs of these plans, a portion of which (approximately 20 percent) was credited or charged to plant construction, is shown below:

(Thousands of Dollars)	2000	1999	1998

Pension	$(1,297)	$(1,037)	$ (356)
Medical and life insurance	$ 4,039	$ 4,806	$5,421

  In addition, the Company was responsible for the Mountaineer Gas pension plan and medical and life insurance plan costs from August 18 through December 31, 2000, at which time they were transferred to AESC.

  Net periodic cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents from August 18 through December 31 included the following components:

(Thousands of Dollars)	Pension Benefits	Postretirement Benefits Other Than Pensions
	2000	2000
Components of net periodic cost:
Service cost	$270	$203
Interest cost	927	236
Expected return on plan assets	(873)
Net Periodic cost	$324	$439
The discount rate and rate of compensation increases used in determining the benefit obligations at September 30, 2000, and the expected long-term rate of return on assets in 2000 were as follows:
	2000	2000
Discount rate	7.75%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%

  For postretirement benefits other than pension measurement purposes, a health care cost trend rate of 6.5 percent for 2001 and beyond and plan provisions which limit future medical and life insurance benefits were assumed. Because of the plan provisions which limit future benefits, the assumed health care cost trend rate has a limited effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

(Thousands of Dollars)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$ 32	$ (36)
Effect on postretirement benefit obligation	124	(129)
The amounts accrued at December 31, 2000 using a measurement date of September 30, 2000, included the following components: F-40
(Thousands of Dollars)	Pension Benefits	Postretirement Benefits Other Than Pensions
	2000	2000
Change in benefit obligation:
Benefit obligation at date of acquisition	$33,521	$9,446
Service cost	270	203
Interest cost	927	236
Plan amendments	132
Actuarial gain	(1,967)	(1,293)
Benefits paid	(147)
Benefit obligation at December 31	32,736	8,592
Change in plan assets:
Fair value of plan assets at beginning of period	26,741
Actual return on plan assets	(24)
Benefits paid	(147)
Fair value of plan assets at December 31	26,570
Plan assets less than benefit obligation	6,166	8,592
Unrecognized net actuarial gain	1,070	1,293
Unrecognized prior service cost	(132)
Fourth quarter contributions and benefit payments	(324)	(54)
Accrued at December 31	$6,780	$9,831
The accrued liabilities at December 31, 2000, for pension and postretirement benefits other than pensions of $6,780 and $9,831 respectively, will be transferred to AESC in the first quarter of 2001.

NOTE I: REGULATORY ASSETS AND LIABILITIES

  The Company's electric and gas T&D operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the consolidated balance sheet at December 31 relate to:

(Thousands of Dollars)	2000	1999

Long-term assets (liabilities), net:
Income taxes, net	$ 82,753	$124,028
Postretirement benefits		4,937
Rate stabilization deferral	(42,650)
Other, net	(330)	2,250
Subtotal	39,773	131,215
Current assets (liabilities), net (reported in other
current assets/liabilities):
Income taxes, net	1,068	1,847
Deferred power costs, net	(3,943)	(5,021)
Subtotal	(2,875)	(3,174)
Net Regulatory Assets	$ 36,898	$128,041
See Note B for a discussion of deregulation plans in West Virginia and Ohio.

NOTE J: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:
	2000		1999
	Carrying	Fair	Carrying	Fair
(Thousands of Dollars)	Amount	Value	Amount	Value

Liabilities:
Short-term debt	$ 37,015	$ 37,015	$ 28,650	$ 28,650
Long-term debt and QUIDS	710,494	716,008	575,385	547,872

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

Long-Term Debt and QUIDS

  Maturities for long-term debt in thousands of dollars for the next five years are: 2001, $100,000; 2002, $27,060; 2003, $62,575; 2004, none; and 2005, none. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bonds series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

The Company's $65 million of 5 5/8% series first mortgage bonds matured April 1, 2000.

  On August 18, 2000, the Company borrowed $61.0 million, under a senior credit facility, at a rate of 7.18% with a maturity of November 20, 2000. On November 20, 2000, the Company paid off the original $61 million borrowing and borrowed $100 million at a rate of 7.21% with a maturity of May 21, 2001. The facility will be transferred to Allegheny Energy Supply concurrent with the transfer of the Company's West Virginia generating assets.

  On August 18, 2000, the Company's parent issued $165.0 million aggregate principal amount of its 7.75% notes due August 1, 2005. The Company's parent contributed $162.5 million of the proceeds from its financing to the Company. The Company used the proceeds from its parent, and the $61 million borrowed under the senior note credit facility (as discussed above) in connection with the purchase of Mountaineer Gas.

  As part of the purchase of Mountaineer Gas on August 18, 2000, the Company assumed $100.1 million of existing Mountaineer Gas debt. This debt consists of several senior unsecured notes and a promissory note with fixed interest rates between 7.00% and 8.09%, and maturity dates between April 1, 2009, and October 31, 2019.

NOTE L: SHORT-TERM DEBT

  To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $206 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements.

  In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs to the Company, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The money pool provides funds to approved Allegheny Energy subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points. Short-term debt outstanding for 2000 and 1999 consisted of:

(Thousands of Dollars)	2000	1999
Balance and interest rate at end of
Year:
Notes payable to banks	$37,015-6.90%
Money pool		$28,650-4.88%
Average amount outstanding and interest
Rate during the year:
Commercial paper	1,004-6.35%	1,156-4.79%
Notes payable to banks	3,184-6.28%	5,636-5.05%
Money pool	13,660-6.32%	2,009-5.05%
NOTE M: BUSINESS SEGEMENTS

  The Company's principal operating segment is regulated operations. The regulated operations segment, previously referred to as the utility segment, operates electric transmission and distribution systems and natural gas distribution systems in regulatory jurisdictions which have not yet implemented deregulation of electric generation.

In addition, the Company is engaged in the generation and sale of electric energy.

NOTE N: RELATED PARTY TRANSACTION

  All of the employees of Allegheny Energy are employed by AESC, which performs services at cost for the Company and its affiliates in accordance with the PUHCA. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the years of 2000, 1999, and 1998 were $144.7 million, $115.4 million, and $95.6 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

  Certain generating assets are owned jointly by the Company and its partially owned affiliate, Allegheny Generating Company, as tenants in common. The assets are operated by the Company, with each of the owners being entitled to the available energy output and capacity in proportion to its ownership in the asset. In 2000, the Company's share of the cost of generating stations was $438.7 million.

NOTE O: COMMITMENTS AND CONTINGENCIES

Construction Program

  The Company has entered into commitments for its construction programs, for which expenditures are estimated to be $109.9 million for 2001 and $111.5 million for 2002. Construction expenditure levels in 2003 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its management of emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Environmental Matters and Litigation

  The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

  The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would postpone compliance until May 1, 2005. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule is also under litigation in the District of Columbia Circuit Court of Appeals, with a decision expected in the first half of 2001. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $103.6 million of capital costs during the 2001 through 2004 period to comply with these regulations. Approximately $16.8 million was spent in 2000.

  On August 2, 2000, Allegheny Energy received a letter from the EPA requiring it to provide certain information on 10 of its electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and the Company now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Allegheny Energy submitted those records in January 2001. The eventual outcome of the EPA investigation is unknown.

  Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

  In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 CAAA. The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

  On March 4, 1994, the Company, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, Allegheny Energy estimates that its share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at December 31, 2000.

  The Company, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $2.1 million as of December 31, 2000, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

  The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company or certain of its affiliates alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and the Company. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, the Company and its affiliates are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

  F44

  In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Leases

The Company has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, and communication lines.

At December 31, 2000, obligations under capital leases were as follows:

(Thousands of Dollars)
Present value of minimum lease payments	$14,438
Obligations under capital leases due within one year	3,295
Obligations under capital leases non-current	$11,143
The carrying amount of assets recorded under capitalized lease agreements included in property, plant, and equipment at December 31 consist of the following:
(Thousands of Dollars)	2000	1999
Equipment	$13,697
Building	741	$ .7
Property held under capital leases	$14,438	$ .7

  Total capital and operating lease rent payments of $13.4 million in 2000, and $12.0 million in 1999 were recorded as rent expense in accordance with SFAS No. 71. Estimated minimum lease payments for capital and operating leases with annual rent over $100,000 and initial or remaining lease term in excess of one year are $7.9 million in 2001, $5.3 million in 2002, $3.7 million in 2003, $2.9 million in 2004, and $2.3 million in 2005, and $5.6 million thereafter.

Public Utility Regulatory Policies Act (PURPA)

  Under PURPA, certain municipalities and private developers have installed generating facilities at various locations in the Company's service area, and sell electric capacity and energy to the Company at rates consistent with PURPA and as ordered by the W.Va. PSC. The Company is presently committed to purchase 159 MW of PURPA generation. Payments for PURPA capacity and energy in 2000 totaled approximately $70.7 million, resulting in an average cost to the Company of 5.4 cents/kWh.

  The table below reflects the Company's estimated commitments for energy and capacity purchases under PURPA contracts as of December 31, 2000. Actual values can vary substantially depending upon future conditions.

Estimated Energy and Capacity Purchase Commitments
	MWh	Amount (Thousands of dollars)
2001	1,302,552	$ 67,197
2002	1,302,552	67,265
2003	1,302,552	57,386
2004	1,305,468	54,474
2005	1,302,552	54,591
Thereafter	30,199,824	1,383,458
F-45 Fuel Commitments

  The Company has entered into various long-term commitments for the procurement of fuels, primarily coal, to supply its generating plants. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. The Company's fuel purchases totaled $150.6 million and $145.2 million in 2000 and 1999, respectively. In 2000, the Company purchased approximately 30% of its fuel from one vendor. Total estimated long-term fuel obligations at December 31, 2000, for the next five years were as follows:

Estimated Fuel Purchase Commitments
Amount (Thousands of dollars)
2001	$ 45,480
2002	36,212
2003	32,343
2004	31,309
2005	23,954
Total	169,298

  REPORT OF MANAGEMENT

  The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles in the United States of America based upon available facts and circumstances and management's best estimates and judgments of known conditions.

  The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with auditing standards generally accepted in the United States of America.

  The Audit Committee of the Board of Directors, which consists of outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.

Alan J. Noia,	Thomas J. Kloc,
Chairman and	Controller
Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholder
of Monongahela Power Company

  In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and the related consolidated statements of operations, retained earnings and cash flows present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2001

The Potomac Edison Company
and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
	YEAR ENDED DECEMBER 31
(Thousands of Dollars)	2000	1999	1998
Electric Operating Revenues:
Residential	$332,065	$330,299	$309,058
Commercial	163,800	168,469	156,973
Industrial	207,369	212,205	206,638
Wholesale and other, including affiliates	78,023	17,712	38,426
Bulk power transactions, net	46,562	24,572	26,399
Total Operating Revenues	827,819	753,257	737,494

Operating Expenses:
Operation:
Fuel	81,910	138,194	143,124
Purchased power and exchanges, net	339,561	127,010	138,277
Deferred power costs, net	(16,786)	30,650	1,812
Other	119,413	100,299	86,785
Maintenance	41,423	57,257	52,186
Depreciation and amortization	61,394	75,917	74,344
Taxes other than income taxes	46,892	50,924	49,567
Federal and state income taxes	33,222	37,284	52,603
Total Operating Expenses	707,029	617,535	598,698
Operating Income	120,790	135,722	138,796

Other Income and Deductions:
Allowance for other than borrowed funds used
during construction	558	748	597
Other income, net	5,566	7,770	9,297
Total Other Income and Deductions	6,124	8,518	9,894
Consolidated Income Before Interest Charges and
Extraordinary Charges, Net	126,914	144,240	148,690

Interest Charges:
Interest on long-term debt	40,198	42,870	46,010
Other interest	3,073	2,032	2,177
Allowance for borrowed funds used during construction	(742)	(1,245)	(979)
Total Interest Charges	42,529	43,657	47,208
Income Before Extraordinary Charge	84,385	100,583	101,482

Extraordinary charge, net	(13,899)	(16,949)	________

Consolidated net income	$ 70,486	$ 83,634	$101,482

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January 1	$250,032	$312,522	$239,391
Add:
Consolidated Net Income	70,486	83,634	101,482
	320,518	396,156	340,873
Deduct:
Dividends on capital stock:
Preferred stock		545	818
Common stock	132,967	145,055	27,533
Cumulative preferred stock redemption premiums	_________	524	________-
Total deductions	132,967	146,124	28,351
Balance at December 31	$187,551	$250,032	$312,522
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31
(Thousands of Dollars)	2000	1999*	1998*

Cash Flows from Operations:
Consolidated net income	$ 70,486	$ 83,634	$101,482
Extraordinary charge, net of taxes	13,899	16,949	______ __
Consolidated income before extraordinary charge	84,385	100,583	101,482
Depreciation and amortization	61,394	75,917	74,344
Deferred revenues	(1,473)	19,949
Deferred investment credit and income taxes, net	1,219	(13,702)	8,682
Deferred power costs, net	(16,786)	30,650	1,812
Unconsolidated subsidiaries' dividends in excess of earnings.	956	3,080	9,607
Allowance for other than borrowed funds used during
construction	(558)	(748)	(597)
Internal restructuring liability			(1,187)
Write-off of generation project costs		5,344
Changes in certain current assets and liabilities:
Accounts receivable, net	(4,044)	5,750	3,177
Materials and supplies	1,765	2,389	(4,462)
Prepaid taxes	(4,398)	(187)	(675)
Accounts payable	(4,378)	(3,756)	3,807
Accounts payable to affiliates	13,310	(33,673)	11,082
Accrued taxes	(9,489)	(280)	11,785
Accrued Interest	(1,413)	128	(2,294)
Other, net	9,908	12,419	(743)
	130,398	203,863	215,820
Cash Flows used in Investing:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(71,707)	(90,874)	(59,928)

Cash Flows used in Financing:
Retirement of preferred stock		(16,902)
Issuance of long-term debt	79,900	9,300	33,200
Retirement of long-term debt	(75,000)		(86,655)
Funds on deposit with trustee	(3,133)	(3,133)
Short-term debt, net	42,685
Notes receivable from affiliates		9,300	(7,850)
Notes receivable from subsidiary		66,750	(66,750)
Dividends on capital stock:
Preferred stock		(545)	(818)
Common stock	(132,967)	(145,055)	(27,533)
	(88,515)	(80,285)	(156,406)

Net Change in Cash and Temporary Cash Investments	(29,824)	32,704	(514)
Cash and Temporary Cash Investments at January 1	34,509	1,805	2,319
Cash and Temporary Cash Investments at December 31	$ 4,685	$ 34,509	$ 1,805

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$ 36,620	$ 41,939	$ 46,770
Income taxes	41,824	54,770	41,132

  See Note D for transfer of net assets to Allegheny Energy Supply Company, LLC and the related derecognition of the pollution control debt by the Company.

  See accompanying notes to consolidated financial statements.

  *Certain amounts have been reclassified for comparative purposes.

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)	DECEMBER 31
ASSETS	2000	1999*
Property, Plant, and Equipment:
Regulated Operations	$1,396,259	$2,268,750
Construction work in progress	14,122	53,354
	1,410,381	2,322,104
Accumulated depreciation	(514,167)	(998,710)
	896,214	1,323,394
Investments and Other Assets:
Allegheny Generating Company-common stock at equity		43,258
Other	355	410
	355	43,668
Current Assets:
Cash and temporary cash investments	4,685	34,509
Accounts receivable:
Electric service	98,225	88,789
Other	1,893	2,238
Allowance for uncollectible accounts	(4,189)	(3,534)
Materials and supplies-at average cost:
Operating and construction	12,132	26,047
Fuel		15,584
Deferred income taxes	5,193
Prepaid taxes	16,035	15,914
Other	805	2,877
	134,779	182,424
Deferred Charges:
Regulatory assets	53,712	46,121
Unamortized loss on reacquired debt	10,925	14,226
Other	2,978	3,762
	67,615	64,109
Total	$1,098,963	$1,613,595

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, other paid-in capital, and retained earnings	$ 225 203	$ 450,390
Retained earnings	187,551	250,032
	412,754	700,422
Long-term debt and QUIDS	410,010	510,344
	822,764	1,210,766
Current Liabilities:
Short-term debt	42,685
Long-term debt due within one year		75,000
Accounts payable	17,304	31,331
Accounts payable to affiliates, net	24,487	11,177
Taxes accrued:
Federal and state income	77	5,861
Other	8,744	19,211
Deferred power costs	11,396	7,859
Interest accrued	4,528	7,321
Maryland settlement	10,456	9,649
Other	7,604	15,662
	127,281	183,071
Deferred Credits and Other Liabilities:
Unamortized investment credit	10,555	17,720
Deferred income taxes	89,285	159,351
Obligations under capital lease	9,876
Regulatory liabilities	32,309	25,319
Other	6,893	17,368
Commitments and Contingencies (Note M)	148,918	219,758

Total	$1,098,963	$1,613,595
See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes F-51

CONSOLIDATED STATEMENT OF CAPITALIZATION
		DECEMBER 31
		2000	1999	2000	1999
		(Thousands of Dollars)		(Capitalization Ratios)
Common Stock:
Common stock -$.01 par value per share, authorized
26,000,000 shares, outstanding 22,385,000 shares		$ 224	$ 447,700
Other paid-in capital		224,979	2,690
Retained earnings		187,551	250,032
Total		$412,754	700,422	50.2%	57.8%

Long-Term Debt and QUIDS:
First mortgage Bonds:	December 31, 2000
	Interest Rate
Maturity
2000			75,000
2006	8.00	50,000	50,000
2022-2025	7.63-8.00	320,000	320,000

Quarterly Income Debt
Securities due 2025	8.00%	45,457	45,457
Secured notes due 2007-2029	4.70%-6.875%		101,000
Unsecured note due 2002	4.35%		3,200
Unamortized debt discount		(5,447)	(6,180)
Total (annual interest requirements $32,662)		410,010	588,477
Less current maturities			(75,000)
Less amounts on deposit with trustee		________	(3,133)
Total		410,010	510,344	49.8%	42.2

Total Capitalization		$822,764	$1,210,766	100.0%	100.0%

See accompanying notes to consolidated financial statements.

  Note D contains information regarding the reduction in the amount of common stock related to the transfer of net assets to Allegheny Supply Company, LLC, and Note K contains information regarding the redemption of cumulative preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Potomac Edison Company (the Company) is a wholly owned utility subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company and its utility affiliates, Monongahela Power Company (Monongahela Power) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power Company (Allegheny Power) are engaged in the generation (except West Penn), purchase, transmission, distribution, and sale of electric energy. The Company operates as a single utility segment in the states of Maryland, Virginia, and West Virginia.

  The Company is subject to regulation by the Securities and Exchange Commission (SEC), the Maryland Public Service Commission (Maryland PSC), the Public Service Commission of West Virginia (W.Va. PSC) and the Virginia State Corporation Commission (Virginia SCC), and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

  See Note B for significant changes in the Maryland, Virginia, and West Virginia regulatory environments. Certain amounts in the December 31, 1999, consolidated balance sheet and in the December 31, 1999, and 1998 consolidated statement of cash flows have been reclassified for comparative purposes. Significant accounting policies of the Company are summarized below.

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

Revenues

  Revenues from the sale and delivery of electricity and electric services to regulated customers are recognized in the period in which the electricity and electric services are delivered and consumed by the customers, including an estimate for unbilled revenues. Revenues from one industrial customer were 7.6% of total electric operating revenues in 2000.

Deferred Power Costs, Net

  The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures in Maryland, Virginia, and West Virginia. The Company discontinued this practice in Maryland and West Virginia, effective July 1, 2000. Effective August 7, 2000, the Company will discontinue this practice in Virginia.

Property, Plant, and Equipment

  Regulated property, plant, and equipment are stated at original cost. Costs include direct labor and materials; allowance for funds used during construction on regulated property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

  Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, are charged to accumulated depreciation by the Company in accordance with the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation".

The Company transferred its deregulated generation assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at net book value.

  The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over the expected useful life of the software beginning upon a project's completion.

Intercompany Receivables and Payables

  The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest

  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized by the regulated subsidiaries as a cost of regulated property, plant, and equipment. Rates used for computing AFUDC in 2000, 1999, and 1998 averaged 8.77 percent, 9.68 percent, and 9.83 percent, respectively.

  For unregulated generation construction through August 1, 2000, for the Company's power stations, the Company capitalized interest costs in accordance with SFAS No. 34, "Capitalizing Interest Costs". The interest capitalization rate for this period was 7.27 percent.

Depreciation and Maintenance

  Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.5% of average depreciable property in each of the years 2000, 1999, and 1998.

  Maintenance expenses represent costs incurred to maintain, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from periodic storm damage to the T&D system. Maintenance costs are expensed in the year incurred. T&D rights-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. T&D rights-of-way vegetation control accruals are not intended to accrue for future years' costs.

Temporary Cash Investments

  For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the SFAS No. 71, the Company's financial statements include certain assets and liabilities resulting from cost-based ratemaking regulation.

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

NOTE B: INDUSTRY RESTRUCTURING

West Virginia Deregulation

  The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the W.Va. PSC with certain modifications. Further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects that implementation of the deregulation plan will occur if the Legislature approves the necessary tax law changes. Among the provisions of the plan are the following:

* Customer choice will begin for all customers when the plan is implemented.

  * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for residential and small commercial customers.

* After year seven, the power supply rate for large commercial and industrial customers will no longer be regulated.

  * Monongahela Power is permitted to file a petition seeking W.Va. PSC approval to transfer its West Virginia jurisdictional generating assets (approximately 2,004 megawatts (MW)) to Allegheny Energy Supply, at book value. Also, based on a final order issued by the W.Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company were transferred to Allegheny Energy Supply at book value in August 2000.

* The Company will recover the cost of its nonutility generation contracts through a series of surcharges applied to all customers over 10 years.
* Large commercial and industrial customers received a three percent rate reduction, effective July 1, 2000.

  * A special "Rate Stabilization" account of $14.1 million has been established for residential and small business customers to mitigate the effect of the market price of power as determined by the W.Va. PSC.

Virginia Deregulation

  On May 25, 2000, the Company filed an application with the Virginia SCC to separate its approximately 380 MW of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its T&D assets, effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfer of its Virginia jurisdictional generating assets to Allegheny Energy Supply.

In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding that includes the following:

* Effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million.
* The Company will not file for a base rate increase prior to January 1, 2001.

  * Fuel rates were rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on that date, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit will drop to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated.

* The Company agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.
* The Company agreed, during a default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Restructuring Act.

  On August 10, 2000, Allegheny Energy applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary the Company). On December 14, 2000, the Virginia SCC approved the transfer. Allegheny Energy anticipates that the transfer to Allegheny Energy Supply will occur during the first quarter of 2001, after receiving final approval from the SEC.

The Company filed Phase II of the Functional Separation Plan on December 19, 2000. F-55
Maryland Deregulation

  On September 23, 1999, the Company filed a settlement agreement (covering its stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC. All parties active in the case, except Eastalco, which stated that it would not oppose it, signed the agreement. The settlement agreement, which was approved by the Maryland PSC on December 23, 1999, includes the following provisions:

* The ability for nearly all of the Company's approximately 210,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.
* The transfer of the Company's Maryland jurisdictional generating assets to a nonutility affiliate at book value on or after July 1, 2000.

  * A reduction in base rates of seven percent ($10.4 million each year totaling $72.8 million) for residential customers from 2002 through 2008. A reduction in base rates of one-half of one percent ($1.5 million each year totaling $10.5 million) for the majority of commercial and industrial customers from 2002 through 2008.

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
* A cap on T&D rates for all customers from 2002 through 2004.

  * Unless the Company is subject to significant changes that would materially affect its financial condition, the parties agree not to seek a change in rates, which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of the contract to buy generation from the AES Warrior Run cogeneration facility.
* The establishment of a fund (not to exceed $.001 per kilowatt-hour (kWh) for residential customers) for the development and use of energy-efficient technologies.
* The Maryland PSC on December 23, 1999, also approved the Company's unbundled rates covering the period 2000 through 2008.

  On June 7, 2000, the Maryland PSC approved the transfer of the Maryland jurisdictional share of the generating assets of the Company to Allegheny Energy Supply at net book value. On June 23, 2000, the W.Va. PSC issued an order that, in part, authorized the Company to transfer at net book value its West Virginia jurisdictional share of its generating assets to an unregulated affiliate in conjunction with the Maryland transfer. Also, on July 11, 2000, the Virginia SCC authorized the transfer of the Virginia jurisdictional share of the Company's generating assets, excluding the hydroelectric assets located within the state of Virginia, to an unregulated affiliate at net book value. On July 31, 2000, the SEC approved these transfers of generating assets. As a result, the Company transferred approximately 2,100 MW of generation to Allegheny Energy Supply in August 2000.

NOTE C: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

  In 1997, the Emerging Issues Task Force (EITF) issued No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

  As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its West Virginia jurisdiction electric generation operations in the first quarter of 2000 and for their Virginia jurisdictions' electric generation operations in the fourth quarter of 2000. The Company recorded after-tax charges of $13.9 million to reflect the unrecoverable net regulatory assets that will not be collected from customers and to record a rate stabilization obligation. This charge is classified as an extraordinary charge under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71."

(Millions of Dollars)	Gross	Net-of-Tax

Unrecoverable regulatory assets	$ 8.5	$ 5.2
Rate stabilization obligation	14.1	8.7
Total 2000 extraordinary charge	$22.6	$13.9

  On December 23, 1999, the Maryland PSC approved a settlement agreement dated September 23, 1999, setting forth the transition plan to deregulate electric generation for the Company's Maryland jurisdiction. As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its Maryland jurisdiction electric generation operations in the fourth quarter of 1999. As a result, the Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $26.9 million ($17.0 million after taxes) reflecting the impairment of certain generating assets as determined under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", based on the expected future cash flows and net regulatory assets associated with generating assets that will not be collected from customers as shown below:

(Millions of Dollars)	Gross	Net-of-Tax

Impaired generating assets	$14.5	$ 9.9
Net regulatory assets	12.4	7.1
Total 1999 extraordinary charge	$26.9	$17.0
The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.
(Millions of Dollars)	December	December
	2000	1999
Property, plant, and equipment at original cost	$ 8.9	$ 563.9
Amounts under construction included above		17.6
Accumulated depreciation	.6	(298.7)
NOTE D: TRANSFER OF ASSETS

  On August 1, 2000, the Company transferred its generating capacity to Allegheny Energy Supply at book value as approved by the state utility commissions in Maryland, Virginia, and West Virginia, as part of the deregulation proceedings in those states. See Note B for additional information regarding deregulation proceedings in those states. The net effect of the assets transferred to Allegheny Energy Supply by the company is shown below:

(Millions of Dollars)
Property, plant, and equipment, net of
accumulated depreciation	$446.5
Investment in Allegheny Generating Company	42.3
Other Assets	33.2
Total Assets	$522.0

Equity	$227.5
Long-term Debt	183.8
Other Liabilities	110.7
Total Capitalization and Liabilities	$522.0

  In conjunction with the asset transfer, Allegheny Energy Supply assumed responsibility for payment of interest and principal on $104.2 million of pollution control notes secured by the generating assets. Until December 2000, the Company was a co-obligor on the notes and reflected the notes as debt instruments in its financial statements. The Company accrued interest expense on the pollution control notes and then reduced interest accrued and increased paid-in capital when Allegheny Energy Supply paid interest.

  On December 22, 2000, the trustees of the pollution control notes released the Company from its co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the Company derecognized the pollution control notes with the effect of increasing equity by $104.3 million.

The Company is a guarantor of $104.2 million pollution control debt at December 31, 2000. F-57

NOTE E: INCOME TAXES

Details of federal and state income tax provisions are:
(Thousands of Dollars)	2000	1999	1998

Income taxes-current:
Federal	$31,533	$48,024	$40,003
State	4,420	6,291	5,569
Total	35,953	54,315	45,572
Income taxes-deferred, net of amortization	2,721	(11,830)	10,559
Income taxes-deferred, extraordinary charge	(8,730)	(9,949)
Amortization of deferred investment credit	(1,502)	(1,872)	(1,877)
Total income taxes	28,442	30,664	54,254
Income taxes-charged to other income and
deductions	(3,950)	(3,329)	(1,651)
Income taxes-credited to extraordinary
charge	8,730	9,949	______
Income taxes-charged to operating income	$33,222	$37,284	$52,603
The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:
(Thousands of Dollars)	2000	1999	1998

Income before income taxes and
extraordinary charge	$117,607	$137,867	$154,085
Amount so produced	$ 41,162	$ 48,253	$ 53,930
Increased (decreased) for:
Tax deductions for which deferred tax
was not provided:
Lower tax depreciation	192	1,065	2,800
Plant removal costs	(2,110)	(2,596)	(800)
State income tax, net of federal
income tax benefit	2,630	2,692	5,100
Amortization of deferred investment
credit	(1,502)	(1,872)	(1,878)
Equity in earnings of subsidiaries	(1,219)	(2,058)	(2,200)
Other, net	(5,931)	(8,200)	(4,349)
Total	$ 33,222	$ 37,284	$ 52,603
The provision for income taxes for the extraordinary charge is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:
(Thousands of Dollars)	2000	1999

Extraordinary charge before income taxes	$22,629	$26,899
Amount so produced	$ 7,920	$ 9,415
Increased for state income tax, net
of federal income tax benefit	810	535
Total	$ 8,730	$ 9,950

Federal income tax returns through 1995 have been examined and settled. At December 31, the deferred tax assets and liabilities consisted of the following:
(Thousands of Dollars)	2000	1999
Deferred tax assets:
Contributions in aid of construction	$ 11,600	$ 12,645
Tax interest capitalized	6,759	12,218
Unamortized investment tax credit	9,646	11,578
Postretirement benefits other than pensions	4,429	6,523
Unbilled revenue	3,492	3,492
Internal restructuring	2,343	2,344
Advances for construction	239	387
Other	13,076	15,598
	51,584	64,785
Deferred tax liabilities:
Book vs. tax plant basis differences, net	133,701	219,388
Other	1,975	2,570
	135,676	221,958
Total net deferred tax liabilities	84,092	157,173
Portion above included in current assets	5,193	2,178
Total long-term net deferred tax liabilities	$ 89,285	$159,351
NOTE F: POSTRETIREMENT BENEFITS

  As described in Note A to the consolidated financial statements, the Company is responsible for its proportionate share of the cost of the pension plan and medical and life insurance plans for eligible employees and dependents provided by AESC. The Company's share of the (credits) costs of these plans, a portion of which (approximately 17%) was credited or charged to plant construction, is shown below:

(Thousands of Dollars)	2000	1999	1998

Pension	$(1,477)	$(1,210)	$ (323)
Medical and life insurance	$ 3,680	$ 4,756	$4,893
NOTE G: ALLEGHENY GENERATING COMPANY

  The Company owned 28% of the common stock of Allegheny Generating Company (AGC) in 1998, 1999, and through July 31, 2000. On August 1, 2000, the Company transferred its 28% ownership in AGC to Allegheny Energy Supply at book value due to deregulation restructuring plans in Maryland, Virginia, and West Virginia. An affiliate of the Company (Monongahela Power) owns 27 percent of AGC and Allegheny Energy Supply owns the remainder. The Company reported AGC in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

  AGC recovered from the Company and continues to recover from the Company's affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

Following is a summary of the financial information for AGC:
	December 31
(Thousands of Dollars)	2000	1999

Balance sheet information:
Property, plant, and equipment	$585,734	$601,717
Current assets	2,457	7,261
Deferred charges	13,854	11,905
Total assets	$602,045	$620,883

Total capitalization	$293,415	$303,422
Current liabilities	62,861	65,463
Deferred credits	245,769	251,998
Total capitalization and liabilities	$602,045	$620,883
	Year Ended December 31
(Thousands of Dollars)	2000	1999	1998

Income statement information:
Electric operating revenues	$70,027	$70,592	$73,816
Operation and maintenance expense	5,653	5,023	4,592
Depreciation	16,960	16,980	16,949
Taxes other than income taxes	4,962	4,510	4,662
Federal income taxes	7,361	9,997	10,959
Interest charges	13,495	13,261	13,987
Other income, net	(283)	(394)	(86)
Net income	$21,879	$21,215	$22,753

  The Company's share of the equity in earnings was $3.5 million, $5.9 million, and $6.4 million for 2000, 1999, and 1998, respectively, and is included in other income, net, on the Company's consolidated statement of operations.

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

(Thousands of Dollars)	2000	1999

Long-term assets (liabilities), net:
Income taxes, net	$ 47,290	$ 34,451
Postretirement benefits		1,292
Demand-side management	(3,002)	184
Deferred revenues	(8,785)	(14,900)
Other	(14,100)	(225)
Subtotal	21,403	20,802
Deferred power costs, net (reported in other
deferred credits)	_______	(9,900)
Subtotal	21,403	10,902
Current assets, net (reported in other
current assets):
Deferred power costs, net	(11,396)	(7,859)
Deferred revenues	(10,456)	(19,949)
Subtotal	(21,852)	(27,808)
Net Regulatory (Liability) Asset	$ (449)	$(16,906)

See Notes B and C to the consolidated financial statements for a discussion of the deregulation plans in Maryland, Virginia, and West Virginia.

NOTE I: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:
	2000		1999
	Carrying	Fair	Carrying	Fair
(Thousands of Dollars)	Amount	Value	Amount	Value

Assets:
Temporary cash investments	$ 100	$ 100	$ 31,350	$ 31,350
Liabilities:
Short-term debt	42,685	42,685
Long-term debt and QUIDS	415,457	421,986	594,657	556,732

  The carrying amount of temporary cash investment, as well as short-term debt, approximates the fair value because of the short maturity of these instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues.

NOTE J: BUSINESS SEGMENTS

  The Company's principal operating segment is regulated operations. The regulated operations segment previously referred to as the utility segment, operates electric transmission and distribution systems.

NOTE K: CAPITALIZATION

Preferred Stock

  The Company called all outstanding shares of its cumulative preferred stock with a combined par value of $16.4 million plus redemption premiums of $.5 million on September 30, 1999, with funds on hand. In April 2000, the Company's shareholders amended its Articles of Incorporation. Prior to the amendment and restatement, the Company was authorized to issue 23,000,000 shares of common stock without par value and 5,378,611 shares of preferred stock with $100 par value per share. The Company now has authority to issue 26,000,000 shares of common stock with $.01 par value per share and 10,000,000 shares of preferred stock with $.01 par value per share. As a result of the change in par value, the Company's common stock was reduced and other paid-in capital was increased by $447.5 million.

Long-Term Debt and QUIDS

  The Company has no long-term debt due to mature in the next five years. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

  On June 1, 2000, the Company issued $80 million of floating rate private placement notes, due May 1, 2002, assumable by Allegheny Energy Supply upon its acquisition of the Company's Maryland generating assets. In August 2000, after the Company's generating assets were transferred to Allegheny Energy Supply, the notes were remarketed as Allegheny Energy Supply floating rate (three-month London Interbank Offer Rate (LIBOR) plus .80 percent) notes with the same maturity date. No additional proceeds were received.

In March 2000, $75 million of the Company's 5 7/8 percent series first mortgage bonds matured.

In April 1999, the Company issued $9.3 million of 5.50 percent 30-year pollution control revenue notes to Pleasants County, West Virginia.

See Note D for information regarding the transfer of the pollution of control debt.

NOTE L: SHORT-TERM DEBT

  To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. The money pool provides funds to approved subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points.

The Company had short-term debt outstanding at December 31, 2000, of $42.7 million, however the Company had no short-term debt outstanding at December 31, 1999.

Short-term debt outstanding during 2000 consisted of:
(Thousands of Dollars)	2000

Balance and interest rate at year end:
Commercial Paper	$19,935-6.70%
Notes Payable to Banks	$13,000-6.90%
Money Pool	$ 9,750-6.45%

Average amount outstanding and interest
rate during the year:
Commercial Paper	$ 2,015-6.11%
Notes payable to Banks	$ 2,693-6.36%
Money Pool	$ 4,815-5.95%
NOTE M: RELATED PARTY TRANSACTION

  All of the employees of Allegheny Energy are employed by AESC, which performs services at cost for the Company and its affiliates in accordance with the PUHCA. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the years of 2000, 1999, and 1998 were $109.1 million, $114.2 million, and $89.7 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

NOTE N: COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction programs, for which expenditures are estimated to be $49.9 million for 2001 and $48.5 million for 2002.

Leases

The Company's lease obligations as of December 31, 1999, and 1998 were not material.

  The Company has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, and communication lines. At December 31, 2000, obligations under capital leases were as follows:

(Thousands of dollars)
Present value of minimum lease payments	$12,723
Obligations under capital leases due within one year	2,847
Obligations under capital leases non-current	$ 9,876
The carrying amount of equipment recorded under capitalized lease agreements included in property, plant, and equipment was $12.7 million at December 31, 2000.

  Total capital and operating lease rent payments of $12.4 million in 2000, and $12.7 million in 1999 were recorded as rent expense in accordance with SFAS No. 71. Estimated minimum lease payments for capital and operating leases with annual rent over $100,000 and initial or remaining lease term in excess of one year are $5.9 million in 2001, $4.3 million in 2002, $3.1 million in 2003, $2.7 million in 2004, and $2.0 million in 2005, and $5.3 million thereafter.

  The transfer of the Company's generating assets to Allegheny Energy Supply, on August 1, 2000, included the Company's assets located in West Virginia. The West Virginia portion of these assets have been leased back by the Company to serve its West Virginia jurisdictional retail customers. The lease term is one year, but may be modified upon mutual agreement of both parties to the lease. In 2000, the leaseback recorded as a non-cash transaction reduced purchased power and exchanges, net by $37.1 million, increased taxes other than income taxes by $1.7 million, and increased rent expense in other operation expense by $35.4 million.

Public Utilities Regulatory Policies Act (PURPA)

  Under PURPA, AES Warrior Inc. has installed a 180 MW generating facility in the Company's service area, and sells electric capacity and energy to the Company at rates consistent with PURPA and as ordered by the Maryland PSC. Payments for this PURPA capacity and energy in 2000 totaled approximately $87.1 million, resulting in an average cost to the Company of 6.2 cents/kWh.

  As a result of the 1999 Maryland Restructuring Settlement, AES Warrior Run capacity and energy must be offered into the wholesale market over the life of the Electric Energy Purchase Agreement (PURPA contract). On November 29, 2000, the Maryland PSC approved a Power Sales Agreement (PSA) between the Company and the winning bidder for the period January 1, 2001 through December 31, 2001. The cost of purchases from AES Warrior Run under the PURPA contract not recovered through the market sale of the output will be recovered, dollar-for-dollar, from Maryland customers through a surcharge.

  The table below reflects the Company's estimated commitments for energy and capacity purchases under the PURPA contract as of December 31, 2000. Actual values can vary substantially depending upon future conditions. The table does not reflect the AES Warrior Run energy and capacity sold under the PSA.

Estimated Energy and Capacity Purchase Commitments
	MWh	Amount (Thousands of dollars)
2001	1,450,656	$ 86,687
2002	1,450,656	$ 87,375
2003	1,450,656	$ 88,030
2004	1,454,630	$ 89,165
2005	1,450,656	$ 89,873
Thereafter	34,839,588	$2,453,422
Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters.

  On March 4, 1994, Allegheny Energy and its regulated affiliates received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for Allegheny Energy and its regulated affiliates share of the remediation costs based on the amount of materials sent to the site. However, Allegheny Energy and its regulated affiliates estimate that their share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at December 31, 2000.

  Allegheny Energy and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Allegheny Energy believes that all of the cases are without merit, Allegheny Energy cannot predict the outcome of the litigation. The Company accrued a reserve of $1.6 million as of December 31, 2000, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

  In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

  REPORT OF MANAGEMENT

  The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles in the United States of America based upon available facts and circumstances and management's best estimates and judgments of known conditions.

  The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with generally accepted auditing standards in the United States of America.

  The Audit Committee of the Board of Directors, which consists of outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.

Alan J. Noia,	Thomas J. Kloc,
Chairman and	Controller
Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholder
of The Potomac Edison Company

  In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and common equity and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Pittsburgh, Pennsylvania
PricewaterhouseCoopers LLP

February 12, 2001

West Penn Power Company
and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
	YEAR ENDED DECEMBER 31
(Thousands of dollars)	2000	1999	1998

Electric Operating Revenues:*
Regulated operations	$1,045,627	$ 977,221	$1,078,727
Unregulated generation	_	376,982	_
Total Operating Revenues	1,045,627	1,354,203	1,078,727

Operating Expenses:
Operation:
Fuel	176	213,626	258,199
Purchased power and exchanges, net	561,315	398,199	121,286
Other	122,641	188,613	173,029
Maintenance	37,305	93,436	91,724
Depreciation and amortization	62,379	114,268	114,709
Taxes other than income taxes	45,402	80,719	88,722
Federal and state income taxes	52,093	71,573	64,526
Total Operating Expenses	881,311	1,160,434	912,195
Operating Income	164,316	193,769	166,532

Other Income and Deductions:
Allowance for other than borrowed funds used during
construction	117	33	581
Other income, net	4,262	9,621	11,325
Total Other Income and Deductions	4,379	9,654	11,906
Income Before Interest Charges and Extraordinary
Charge, net	168,695	203,423	178,438

Interest Charges:
Interest on long-term debt	64,058	61,727	61,727
Other interest	2,861	6,996	5,913
Allowance for borrowed funds used during construction and
interest capitalized	(627)	(2,900)	(1,822)
Total Interest Charges	66,292	65,823	65,818

Consolidated income before extraordinary charge	102,403	137,600	112,620
Extraordinary charge, net	_	(10,018)	(275,426)

Consolidated Net Income (Loss)	$ 102,403	$ 127,582	$(162,806)

*Excludes intercompany sales between regulated operations and unregulated generation.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January 1	$ 9,637	$ 210,692	$ 475,558

Add:
Consolidated net income (loss)	102,403	127,582	(162,806)
	112,040	338,274	312,752
Deduct:
Dividends on capital stock of the Company:
Preferred stock		1,600	3,396
Common stock		83,804	98,664
Cumulative preferred stock redemption premiums		3,256
Decrease in equity related to transfer of assets	_	239,977	_
Total Deductions	_	328,637	102,060

Balance at December 31	$ 112,040	$ 9,637	$ 210,692

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31
(Thousands of dollars)	2000	1999*	1998*

Cash Flows from Operations:
Consolidated net income (loss)	$102,403	$127,582	$(162,806)
Extraordinary charge, net of taxes	_	10,018	275,426
Consolidated income before extraordinary charge	$102,403	137,600	112,620
Depreciation and amortization	62,379	114,268	114,709
Write-off of generation project costs		6,641
Deferred investment credit and income taxes, net	(4,733)	39,177	(1,511)
Write-off of Pennsylvania pilot program regulatory asset	9,040
Unconsolidated subsidiaries' dividends in excess of
earnings	82	2,549	15,484
Allowance for other than borrowed funds used during
construction	(117)	(33)	(581)
Internal restructuring liability			(4,082)
PURPA project buyout
Amortization of adverse purchase power contracts	(12,762)	(27,907)
Pennsylvania CTC true-up regulatory asset		(20,004)
Changes in certain assets and liabilities:
Accounts receivable, net	(25,771)	1,030	11,307
Materials and supplies	(1,463)	(537)	(3,851)
Prepaid taxes	(5,198)	12,907	(6,416)
Accounts payable	(21,818)	39,539	(34,288)
Accounts payable to affiliates	(72,947)	34,235	51,695
Taxes accrued	9,207	(1,763)	(6,619)
Interest accrued	(5,227)	(5,664)	(136)
Regulatory liabilities		(13,199)	(6,001)
Restructuring settlement rate refund		(25,100)
Other, net	13,766	(20,292)	11,172
	46,841	273,447	253,502

Cash Flows used in Investing:
Regulated operations construction expenditures (less
allowance for other than borrowed funds used during
construction)	(52,980)	(86,257)	(95,394)
Unregulated generation construction expenditures	_	(27,956)	_
	(52,980)	(114,213)	(95,394)

Cash Flows used in Financing:
Retirement of preferred stock		(82,964)
Issuance of long-term debt		697,771	92,834
Retirement of long-term debt	(46,833)	(525,000)	(161,435)
Restricted funds		(3,006)
Short-term debt, net		(55,766)	3,720
Notes payable to affiliate		(9,300)	9,300
Notes receivable from affiliate	39,800	(80,800)
Dividends on capital stock:
Preferred stock		(1,600)	(3,396)
Common stock	_	(83,804)	(98,664)
	(7,033)	(144,469)	(157,641)

Net Change in Cash and Temporary Cash Investments	(13,172)	14,765	467
Cash and Temporary Cash Investments at January 1	19,288	4,523	4,056
Cash and Temporary Cash Investments at December 31	$ 6,116	$ 19,288	$ 4,523

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$ 57,007	$ 64,793	$ 62,711
Income taxes	48,440	22,529	73,653

See Note N for transfer of net assets to Allegheny Energy Supply Company, LLC and the related derecognition of the pollution control debt by the Company.
See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes. F-68

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)	DECEMBER 31

ASSETS	2000	1999*

Property, Plant, and Equipment
Regulated operations	$1,628,824	$1,537,962
Unregulated generation		14,072
Construction work in progress	25,459	45,450
	1,654,283	1,597,484
Accumulated depreciation	(543,000)	(506,416)
	1,111,283	1,091,068

Investment and Other Assets	443	525
	443	525

Current Assets:
Cash and temporary cash investments	6,116	19,288
Accounts receivable:
Electric service	158,758	132,691
Other	5,851	4,220
Allowance for uncollectible accounts	(18,004)	(16,077)
Notes receivable from affiliates	41,000	80,800
Materials and supplies-at average cost:
Operating and construction	17,663	16,200
Deferred income taxes		15,571
Prepaid taxes	6,826	1,628
Regulatory assets	22,049	23,957
Other	1,196	1,531
	241,455	279,809
Deferred Charges:
Regulatory assets	428,953	467,982
Unamortized loss on reacquired debt	3,169	3,621
Other	7,244	9,681
	439,366	481,284
Total	$1,792,547	$1,852,686

CAPITALIZATION AND LIABILITIES

Capitalization:
Common stock, other paid-in-capital, and retained earnings	$ 422,121	$ 79,658
Long-term debt and QUIDS	678,284	966,026
	1,100,405	1,045,684
Current Liabilities:
Long-term debt due within one year	60,184	49,734
Accounts payable	31,085	55,267
Accounts payable to affiliates	12,821	85,768
Taxes accrued:
Federal and state income	12,148	5,276
Other	13,009	10,674
Interest accrued	1,546	10,017
Deferred income taxes	3,373
Adverse power purchase commitments	24,839	24,895
Other	6,480	5,925
	165,485	247,556

Deferred Credits and Other Liabilities:
Unamortized investment credit	20,899	21,847
Deferred income taxes	189,302	211,369
Obligations under capital leases	11,267
Regulatory liabilities	15,162	15,126
Adverse power purchase commitments	278,338	303,935
Other	11,689	7,169
	526,657	559,446
Commitments and Contingencies (Note O)
Total	$1,792,547	$1,852,686
See Note N for transfer of net assets to Allegheny Energy Supply Company, LLC and the related derecognition of the pollution control debt by the Company.
See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes. F-69

CONSOLIDATED STATEMENT OF CAPITALIZATION
		DECEMBER 31
		2000	1999	2000	1999
		(Thousands of Dollars)		(Capitalization Ratios)
Common Stock of Company:
Common stock-no par value, authorized 32,000,000
shares, outstanding 24,361,586 shares		$ 65,842	$ 70,021
Other paid-in capital		244,239
Retained earnings		112,040	9,637
Total		422,121	79,658	38.4%	7.6%

Long-Term Debt and QUIDS:
	December 31, 2000
	Interest Rate
Transition bonds due 2000-2008	6.32%-6.98%	553,167	600,000
Quarterly Income Debt
Securities due 2025	8.00%	70,000	70,000
Secured notes due 2003-2029	4.70%-6.875%		216,380
Unsecured note due 2007	4.75%		14,435
Medium-term debt due 2002-2004.	5.56%-6.375%	117,550	117,550
Unamortized debt discount and premium, net		(2,249)	(2,605)
Total (annual interest requirements $50,346)		738,468	1,015,760
Less current maturities		(60,184)	(49,734)
Total		678,284	966,026	61.6	92.4

Total Capitalization		$1,100,405	$1,045,684	100.0%	100.0%

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
(These notes are an integral part of the consolidated financial statements)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  West Penn Power Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company and its utility affiliates, Monongahela Power Company (Monongahela Power) and The Potomac Edison Company (Potomac Edison), collectively now doing business as Allegheny Power, operate electric transmission and electric and natural gas distribution systems. Allegheny Power also generates electric energy in regulatory jurisdictions that have not deregulated electric generation.

  The Company is subject to regulation by the Securities and Exchange Commission (SEC), the Pennsylvania Public Utility Commission (Pennsylvania PUC), and by the Federal Energy Regulatory Commission (FERC).

  In November 1999, Allegheny Energy formed a wholly owned unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), to consolidate its unregulated energy supply business. Allegheny Energy Supply was formed when the Company transferred its deregulated generating capacity of 3,778 megawatts (MW) at net book value on November 18, 1999, to Allegheny Energy Supply, as allowed by the final settlement in the Company's Pennsylvania restructuring case. The Company continued to be responsible for providing generation to meet the regulated electric load of its retail customers who did not have the right to choose their generation supplier until January 2, 2000. During the period from November 18, 1999, through January 1, 2000, Allegheny Energy Supply leased back to the Company one-third of its generating assets, providing the Company with the unlimited right to use those facilities to serve its regulated load.

  See Note B for significant changes in the Pennsylvania regulatory environment. Certain amounts in the December 31, 1999, consolidated balance sheet and in the December 31, 1999, and 1998 consolidated statement of cash flows have been reclassified for comparative purposes. Significant accounting policies of the Company are summarized below.

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

Revenues

  Revenues from the sale and delivery of electricity and electric services to regulated customers are recognized in the period in which the electricity and electric services are delivered and consumed by the customers, including an estimate for unbilled revenues. Revenues from the sale of unregulated generation were recorded in the period the electricity was delivered and consumed by customers.

Property, Plant, and Equipment

  Regulated property, plant, and equipment are stated at original cost. Costs include direct labor and materials; allowance for funds used during construction on regulated property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

  Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, are charged to accumulated depreciation by the Company in accordance with the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

The Company transferred its deregulated generation plants to Allegheny Energy Supply at net book value.

  The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over the expected useful life of the software beginning upon a project's completion .

Intercompany Receivables and Payables

  The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest

  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment. Rates used for computing AFUDC in 2000, 1999, and 1998 averaged 7.05%, 5.23%, and 7.17%, respectively.

  For unregulated construction, which began after January 1, 1998, the Company capitalized interest costs in accordance with the FASB's SFAS No. 34, "Capitalizing Interest Costs." The interest capitalization rates in 1999 and 1998 were 7.14% and 7.45%, respectively. There was no interest capitalized during 2000.

Depreciation and Maintenance

  Depreciation expense is determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.9%, 4.5%, and 3.6%, of average depreciable property in 2000, 1999, and 1998, respectively.

  Maintenance expenses represent costs incurred to maintain the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from periodic storm damage to the T&D system. Maintenance costs are expensed in the year incurred. T&D rights-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. T&D rights-of-way vegetation control accruals are not intended to accrue for future years' costs.

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

  Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of certain temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

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

NOTE B: INDUSTRY RESTRUCTURING

  In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania, creating retail access to a competitive electric energy supply market. On August 1, 1997, West Penn filed with the Pennsylvania PUC a comprehensive restructuring plan to implement full customer choice of electricity suppliers as required by the Customer Choice Act. The filing included a plan for recovery of transition costs through a Competitive Transition Charge (CTC).

On May 29, 1998 (as amended on November 19, 1998), the Pennsylvania PUC granted final approval to the Company's restructuring plan, which includes the following provisions:
* Established an average shopping credit for the Company's customers who shop for the generation portion of electricity services.
* Provided two-thirds of the Company's customers the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.
* Required a rate refund from 1998 revenue (about $25 million) via a 2.5 percent rate decrease throughout 1999, accomplished by an equal percentage decrease for each rate class.

  * Provided that customers have the option of buying electricity from the Company at capped generation rates through 2008 and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to certain increases as provided for in the Public Utility Code.

* Prohibited complaints challenging the Company's regulated transmission and distribution rates through 2005.
* Provided about $15 million of Company funding for the development and use of renewable energy and clean energy technologies, energy conservation, and energy efficiency.
* Permitted recovery of $670 million in transition costs plus return over 10 years beginning in January 1999 for the Company.

  * Allowed for income recognition of transition cost recovery in the earlier years of the transition period to reflect the Pennsylvania PUC's projections that electricity market prices are lower in the earlier years.

  * Granted the Company's application to issue bonds to securitize up to $670 million in transition costs and to provide 75 percent of the associated savings to customers, with 25 percent available to shareholders.

  * Authorized the transfer of the Company's generating assets to a nonutility affiliate at book value. Subject to certain time-limited exceptions, the nonutility business can compete in the unregulated energy market in Pennsylvania.

  Starting in 1999, the Company unbundled its rates to reflect separate prices for the supply charge, the CTC, and T&D charges. While supply is open to competition, the Company continues to provide regulated T&D services to customers in its service area at rates approved by the Pennsylvania PUC and the FERC. The Company is the electricity provider of last resort for those customers who decide not to choose another electricity supplier.

  The Pennsylvania PUC order dated November 19, 1998, authorized the Company's recovery of $670 million of transition costs during the transition period (1999 through 2008). In 1999, the Company issued $600 million of transition bonds to "securitize" most of the transition costs. As a result of the "securitization" of transition costs, the Company is authorized by the Pennsylvania PUC to collect an intangible transition charge to provide revenues to service the transition bonds and the CTC was correspondingly reduced.

  Actual CTC revenues billed to customers in 2000 and 1999 totaled $7.6 million and $92.7 million, respectively, net of gross receipts tax and a separate agreement with one customer to accelerate the recovery of CTC. Through December 31, 2000, the Company has recorded a regulatory asset of $25.3 million for the difference in the authorized CTC revenues, adjusted for securitization savings to be shared with customers and the actual transition revenues billed to customers. The Pennsylvania PUC has approved the recovery of this regulatory asset through a true-up mechanism.

  On December 20, 2000, the Pennsylvania PUC issued an order authorizing the Company to defer the cumulative underrecovery of the "unsecuritized" transition costs as a regulatory asset for full and complete recovery.

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

  The Company recorded an extraordinary charge of $466.9 million ($275.4 million after taxes) in 1998 under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," to reflect the disallowances of certain costs in the Pennsylvania PUC's May 29, 1998, order, as revised by the Pennsylvania PUC-approved November 19, 1998 settlement agreement. The charge reflects adverse power purchase commitments (commitments to purchase power at prices above market prices for electricity), the impairment of the investment in the Bath County pumped-storage plant, and net regulatory assets that would not be collected from customers under the Pennsylvania PUC's order and settlement agreement as follows:

(Millions of Dollars)	Gross	Net-of-Tax

AES Beaver Valley nonutility generation contract	$197.5	$116.5
Impairment of Bath County pumped-storage plant	165.6	97.7
Net regulatory assets	103.8	61.2
Total 1998 extraordinary charge	$466.9	$275.4

  On December 31, 2000, the Company's reserve for adverse power purchase commitments was $303.2 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

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

NOTE D: EXTRAORDINARY CHARGE ON LOSS ON REACQUIRED DEBT

  During 1999, the Company reacquired $525 million of outstanding first mortgage bonds and recorded a loss of $17.0 million ($10.0 million after taxes) associated with this transaction. In accordance with Accounting Principles Board (APB) Opinion No. 26, "Early Extinguishment of Debt," and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," this amount is classified as an extraordinary item in the consolidated statement of operations.

NOTE E: INCOME TAXES

Details of federal and state income tax provisions are:
(Thousands of Dollars)	2000	1999	1998

Income taxes-current:
Federal	$47,590	$25,258	$ 47,605
State	4,454	11,145	18,415
Total	52,044	36,403	66,020
Income taxes-deferred, net of
amortization	5,670	41,608	1,069
Income taxes-deferred, extraordinary
charge		(6,936)	(191,480)
Amortization of deferred investment
credit	(948)	(2,431)	(2,580)
Total income taxes	56,766	68,644	(126,971)
Income taxes-(charged) credited to
other income and deductions	(4,673)	(4,007)	17
Income taxes-credited to
extraordinary charge	_	6,936	191,480
Income taxes-charged to operating
income	$52,093	$71,573	$ 64,526
The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)	2000	1999	1998

Income before income taxes
and extraordinary charge	$154,496	$209,173	$177,146

Amount so produced	$ 54,074	$ 73,211	$ 62,001
Increased (decreased) for:
Tax deductions for which deferred
tax was not provided:
Lower tax depreciation	1,079	3,639	1,500
Plant removal costs	(3,241)	(3,548)	1,000
State income tax, net of federal
income tax benefit	(3,309)	5,571	10,000
Amortization of deferred investment
credit	948	(2,431)	(2,580)
Equity in earnings of subsidiaries	39	(3,831)	(3,900)
Other, net	2,503	(1,038)	(3,495)
Total	$ 52,093	$ 71,573	$ 64,526
The provision for income taxes for the 1999 extraordinary charge is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:

(Thousands of Dollars)	1999	1998

Extraordinary charge before income taxes	$16,954	$466,905

Amount so produced	$ 5,934	$163,417
Increased for state income tax, net of federal
income tax benefit	1,002	28,062
Total	$ 6,936	$191,479

There was no extraordinary charge for 2000. F-75

Federal income tax returns through 1995 have been examined and settled. At December 31, the deferred tax assets and liabilities consisted of the following:

(Thousands of Dollars)	2000	1999

Deferred tax assets:
Recovery of transition costs	$ 48,526	$ 49,854
Unamortized investment tax credit	13,282	27,665
Postretirement benefits other than pensions	18,201	16,602
Unbilled revenue	8,754	8,911
Tax interest capitalized	7,484	8,386
Contributions in aid of construction	7,047	7,673
Internal restructuring	2,954	2,954
Other	18,799	25,260
	125,047	147,305
Deferred tax liabilities:
Book vs. tax plant basis differences, net	287,525	307,072
Other	30,197	36,031
	317,722	343,103
Total net deferred tax liabilities	192,675	195,798
Portion above included in current assets/(liabilities)	(3,373)	15,571
Total long-term net deferred tax liabilities	$189,302	$211,369
NOTE F: ALLEGHENY GENERATING COMPANY

  The Company owned 45% of the common stock of Allegheny Generating Company (AGC) in 1997, 1998, and through November 17, 1999. An Affiliate of the Company (Monongahela Power) owns 27 percent of AGC and Allegheny Energy Supply owns the remainder. The Company reported AGC in its financial statements using the equity method of accounting. On November 18, 1999, the Company transferred its 45% ownership in AGC to Allegheny Energy Supply at book value as allowed by the final settlement in the Pennsylvania restructuring case. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

  AGC recovered from the Company and continues to recover from the Company's affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

Following is a summary of financial information for AGC: F-76

December 31
(Thousands of Dollars)	1999

Balance sheet information:
Property, plant, and equipment	$601,717
Current assets	7,261
Deferred charges	11,905
Total assets	$620,883

Total capitalization	$303,422
Current liabilities	65,463
Deferred credits	251,998
Total capitalization and liabilities	$620,883

	Year Ended December 31
(Thousands of Dollars)	1999	1998

Income statement information:
Electric operating revenues	$70,592	$73,816
Operation and maintenance expense	5,023	4,592
Depreciation	16,980	16,949
Taxes other than income taxes	4,510	4,662
Federal income taxes	9,997	10,959
Interest charges	13,261	13,987
Other income, net	(394)	(86)
Net income	$21,215	$22,753

  The Company's share of the equity in earnings in 1999 through November 17, 1999, was $8.4 million, and was $10.2 million in 1998, and is included in other income, net, on the Company's consolidated statement of operations.

NOTE G: POSTRETIREMENT BENEFITS

  As described in Note A, the Company is responsible for its proportionate share of the cost of the pension plan and medical and life insurance plans for eligible employees and dependents provided by AESC. The Company's share of the (credits) costs of these plans, a portion of which (approximately 23%) was (credited) or charged to plant construction, is as follows:

(Thousands of Dollars)	2000	1999	1998

Pension	$(1,771)	$(1,541)	$ 919
Medical and life insurance	3,916	6,326	6,708
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

(Thousands of Dollars)	2000	1999

Long-Term Assets (Liabilities), Net:
Income taxes, net	$149,377	$167,539
Pennsylvania stranded cost recovery (CTC)	231,137	251,903
Pennsylvania CTC true-up	25,253	20,004
Pennsylvania pilot deferred revenue		9,040
Pennsylvania tax increases	8,188	3,520
Storm damage	577	850
Other, net	(741)	_
Subtotal	413,791	452,856
Current Assets:
CTC recovery	22,049	23,957
Subtotal	22,049	23,957
Net Regulatory Assets	$435,840	$476,813
See Notes B and C for a discussion of the deregulation plan approved in Pennsylvania. F-77
NOTE I: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated at December 31 were as follows:
	2000		1999
	Carrying	Fair	Carrying	Fair
(Thousands of Dollars)	Amount	Value	Amount	Value

Assets:
Temporary cash investments	$ 2,951	$ 2,951	$ 13,381	$ 13,381
Liabilities:
Long-term debt and QUIDS	740,717	754,220	1,018,365	989,368

  The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company had no financial instruments held or issued for trading purposes.

NOTE J: CAPITALIZATION

Preferred Stock

  The Company called or redeemed all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million on July 15, 1999, with proceeds from new $84 million five-year unsecured medium-term notes issued in the second quarter of 1999 at a 6.375% coupon rate.

Long-Term Debt and QUIDS

  Maturities for long-term debt in thousands of dollars for the next five years are: 2001, $60,184; 2002, $103,845; 2003, $75,996; 2004, $157,714; and 2005, $73,019. During 1999, the Company reacquired all of its outstanding $525 million in first mortgage bonds.

  In November 1999, the Company issued $600 million of transition bonds through a wholly owned subsidiary, West Penn Funding, LLC, as authorized by the Pennsylvania PUC (see Note B). The transition bonds are secured by the collection of transition costs through a nonbypassable charge to customers in the Company's service area. In March, June, September, and December of 2000, the Company redeemed a total of $46.8 million of class A-1 6.32% transition bonds.

See Note N for information regarding the transfer of the pollution control debt.

NOTE K: SHORT-TERM DEBT

  To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $182 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The money pool provides funds to approved subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points.

The Company had no short-term debt outstanding during 2000 and had no short-term debt outstanding at December 31, 1999. Average short-term debt outstanding for 1999 consisted of: F-78

(Thousands of Dollars)	1999

Average amount outstanding and interest
rate during the year:
Commercial Paper	$21,746-5.19%
Notes payable to Banks	15,549-5.20%
Money Pool	51,605-4.97%

NOTE L: BUSINESS SEGMENTS

  The Company currently operates as one business segment - regulated operations. The Company's regulated operations segment operates electric T&D systems. Prior to 2000, the Company reported operating segments consisting of utility and nonutility operations. During 1999, unregulated generation consisted primarily of costs and revenues associated with two-thirds of generating capacity deregulated effective January 1, 1999, under the Customer Choice Act in Pennsylvania. Going forward, the Company's operating segments will only consist of regulated operations.

  Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company's consolidated financial statements.

(Thousands of Dollars)	2000	1999	1998

Operating Revenues:
Regulated operations	$1,045,627	$ 977,221	$1,078,727
Unregulated generation		681,637
Eliminations		(304,655)
Depreciation and Amortization:
Regulated operations	62,379	68,709	114,709
Unregulated generation		45,559
Federal and State Income Taxes:
Regulated operations	52,093	40,867	64,526
Unregulated generation		30,706
Operating Income:
Regulated operations	164,316	133,321	166,532
Unregulated generation		60,448
Interest Charges:
Regulated operations	66,292	44,341	65,818
Unregulated generation		21,482
Consolidated Income Before
Extraordinary Charge:
Regulated operations	102,403	98,011	112,620
Unregulated generation		39,589
Extraordinary Charge, Net:
Regulated operations		(10,018)	(275,426)
Capital Expenditures:
Regulated operations	53,097	86,290	95,975
Unregulated generation		27,956

		December	December
Identifiable Assets:		31, 2000	31, 1999
Regulated operations		1,792,547	1,852,667
Unregulated generation			19
See Notes C and D for a discussion of extraordinary charges, net.

NOTE M: RELATED PARTY TRANSACTION

  All of the employees of Allegheny Energy are employed by AESC, which performs services at cost for the Company and its affiliates in accordance with the PUHCA. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the years of 2000, 1999, and 1998 were $148.9 million, $198.7 million, and $177.9 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply, under fixed price multi year contracts.

NOTE N: TRANSFER OF ASSETS

  On November 18, 1999, the Company transferred its generating capacity to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The net effect of the assets transferred to Allegheny Energy Supply by the Company is shown below:

(Millions of Dollars)
Property, plant, and equipment, net of
accumulated depreciation	$ 920.3
Investment in Allegheny Generating Company	71.5
Other Assets	120.6
Total Assets	$1,112.4

Equity	$ 465.4
Long-term Debt	230.6
Other liabilities	416.4
Total Capitalization and Liabilities	$1,112.4

  In conjunction with the asset transfer, Allegheny Energy Supply assumed responsibility for payment of interest and principal on $230.8 million of pollution control notes secured by the generating assets. Until December 2000, the Company was a co-obligor on the notes and reflected the notes as debt instruments in its financial statements. The Company accrued interest expense on the pollution control notes and then reduced interest accrued and increased paid-in capital when Allegheny Energy Supply paid interest.

  On December 22, 2000, the trustees of the pollution control notes released the Company from its co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the Company derecognized the pollution control notes with the effect of increasing equity by $231.9.

The Company is a guarantor of $230.8 million pollution control debt at December 31, 2000.

  The Company no longer has any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the Public Utility Regulatory Policies Act of 1978 (PURPA).

NOTE O: COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $51.6 million for 2001 and $50.2 million for 2002.

Leases
The Company has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, and communication lines.

At December 31, 2000, obligations under capital leases were as follows:
(Thousands of Dollars)
Present value of minimum lease payments	$15,216
Obligations under capital leases due within one year	3,949
Obligations under capital leases non-current	11,267
The carrying amount of equipment recorded under capitalized lease agreements included in property, plant, and equipment was $15.2 million and $.2 million at December 31, 2000, and 1999, respectively.

  Total capital and operating lease rent payments of $16.8 million in 2000, and $18.9 million in 1999 were recorded as rent expense in accordance with SFAS No. 71. Estimated minimum lease payments for capital and operating leases with annual rent over $100,000 and an initial or remaining lease term in excess of one year are $8.6 million in 2001, $5.5 million in 2002, $3.7 million in 2003, $3.0 million in 2004, $2.2 million in 2005, and $5.1 million thereafter.

Public Utility Regulatory Policies Act (PURPA)

  Under PURPA, private developers have installed generating facilities at various locations in or near the Company's service areas, and sell electric capacity and energy to the Company at rates consistent with PURPA and ordered by the Pennsylvania PUC. The Company is committed to purchase 138 MW of PURPA generation. Payments for PURPA capacity and energy in 2000 totaled approximately $46 million.

  The table below reflects the Company's estimated commitments for energy and capacity purchases under PURPA contracts as of December 31, 2000. Actual values can vary substantially depending upon future conditions.

	MWh	Amount (Thousands of Dollars)
2001	1,136,000	$ 51,777
2002	1,136,000	51,924
2003	1,136,000	52,092
2004	1,138,880	47,076
2005	1,136,000	47,761
Thereafter	13,998,615	669,746
Environmental Matters and Litigation
The Company is subject to various laws, regulations, and uncertainties as to environmental matters.

  On March 4, 1994, the Allegheny Energy and its regulated affiliates received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for Allegheny Energy and its regulated affiliates share of the remediation costs based on the amount of materials sent to the site. However, Allegheny Energy and its regulated affiliates estimate that their share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at December 31, 2000.

  Allegheny Energy and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Allegheny Energy believes that all of the cases are without merit, Allegheny Energy cannot predict the outcome of the litigation. The Company accrued a reserve of $1.7 million as of December 31, 2000, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

  In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

  REPORT OF MANAGEMENT

  The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles in the United States of America based upon available facts and circumstances and management's best estimates and judgments of known conditions.

  The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. The Company's staff of internal auditors conducts periodic reviews designed to assist management in maintaining the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent accountants perform their audit in accordance with auditing standards generally accepted in the United States of America.

  The Audit Committee of the Board of Directors, which consists of outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company's records and to the Audit Committee.

Alan J. Noia,	Thomas J. Kloc,
Chairman and	Controller
Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and the Shareholders
of West Penn Power Company

  In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and common equity and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
February 12, 2001

Allegheny Generating Company

STATEMENT OF OPERATIONS
(Thousands of Dollars)
	YEAR ENDED DECEMBER 31
	2000	1999	1998
Affiliated operating revenues	$70,027	$70,592	$73,816
Operating Expenses:
Operation and maintenance expense	5,652	5,023	4,592
Depreciation	16,963	16,980	16,949
Taxes other than income taxes	4,963	4,510	4,662
Federal income taxes	7,360	9,997	10,959
Total Operating Expenses	34,938	36,510	37,162
Operating Income	35,089	34,082	36,654
Other Income, net	285	394	86
Income Before Interest Charges	35,374	34,476	36,740
Interest Charges:
Interest on long-term debt	9,670	9,760	10,848
Other interest	3,824	3,501	3,139
Total Interest Charges	13,494	13,261	13,987

Net Income	$21,880	$21,215	$22,753

STATEMENT OF RETAINED EARNINGS
Balance at January 1	$ -	$ -	$ -
Add:
Net income	21,880	21,215	22,753
	21,880	21,215	22,753
Deduct:
Dividends on common stock (declared)	21,880*	21,215*	22,753*

Balance at December 31	$ -	$ -	$ -
*Excludes cash dividends paid from other paid-in capital.
See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31
(Thousands of Dollars)	2000	1999	1998

Cash Flows from Operations:
Net income	$21,880	$21,215	$22,753
Depreciation	16,963	16,980	16,949
Deferred investment credit and income taxes, net	(8,793)	4,981	5,305
Changes in certain current assets and
liabilities:
Materials and supplies	(36)	(25)	(261)
Prepaid taxes	4,318	(749)	873
Accounts payable	16	2,804	(340)
Accounts payable to parents and affiliates,net	(7,010)	2,426	(334)
Taxes accrued	2,757	955	75
Interest accrued	(15)	-	(1,175)
Other, net	1,832	(1,916)	1,145
	31,912	46,671	44,990
Cash Flows used in Investing:
Construction expenditures	(978)	(85)	(69)

Cash Flows used in Financing:
Repayment of long-term debt	-	-	(60,000)
Notes payable to parent	12,250	(66,750)	66,750
Notes payable to affiliate	(11,150)	52,150	-
Cash dividends paid on common stock	(32,000)	(32,000)	(57,000)
	(30,900)	(46,600)	(50,250)

Net Change in Cash and Temporary Cash
Investments	34	(14)	(5,329)
Cash and temporary cash investments at January 1	16	30	5,359
Cash and temporary cash investment at December 31	$ 50	$ 16	$ 30

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$12,779	$12,465	$14,490
Income taxes	$ 9,687	$ 4,649	$ 4,828

See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes.

BALANCE SHEET	DECEMBER 31
(Thousands of Dollars)	2000	1999*
ASSETS
Property, Plant, and Equipment:
Regulated generation	$ 828,342	$ 828,221
Construction work in progress	1,530	673
	829,872	828,894
Accumulated depreciation	(244,138)	(227,177)
	585,734	601,717
Current Assets:
Cash and temporary cash investments	50	16
Materials and supplies--at average cost	2,154	2,118
Prepaid taxes		4,318
Income tax refund receivable		600
Other	253	207
	2,457	7,259
Deferred Charges:
Regulatory assets	7,132	4,568
Unamortized loss on reacquired debt	6,568	7,168
Other	154	169
	13,854	11,905
Total	$ 602,045	$ 620,881

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock - $1.00 par value per share, authorized
5,000 shares, outstanding 1,000 shares.	$ 1	$ 1
Other paid-in capital	144,370	154,490
	144,371	154,491
Long-term debt	149,045	148,931
	293,416	303,422
Current Liabilities:
Notes payable to affiliate	41,000	52,150
Notes payable to parent	12,250	-
Accounts payable	392	376
Accounts payable to parents/affiliates, net	1,211	8,221
Taxes Accrued:
Federal and state income	3,736	1,000
Other	51	30
Interest accrued	3,214	3,229
Other	1,006	455
	62,860	65,461
Deferred Credits:
Unamortized investment credit	43,876	45,199
Deferred income taxes	178,267	182,461
Regulatory liabilities	23,626	24,338
	245,769	251,998
Total	$ 602,045	$ 620,881

See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes. F-86

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 73% and Monongahela Power Company (Monongahela Power) - 27%,(the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy), a utility holding company. Allegheny Energy's principal business segments are regulated operations, unregulated generation, and other. The unregulated generation segment of Allegheny Energy consists of Allegheny Energy's subsidiaries, Allegheny Energy Supply and the Company, its majority-owned subsidiary. The Company operates as a single business segment owning and selling generating capacity to its parents, Allegheny Energy Supply and Monongahela Power.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues

  Revenues are determined under a cost-of-service rate schedule approved by the Federal Energy Regulatory Commission (FERC). Under this arrangement, the Company recovers in revenues all of its operation and maintenance expense, depreciation, taxes, and a return on its investment. All sales are made to the Company's Parents.

Property, Plant and Equipment

  Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath County pumped-storage hydroelectric station and its connecting transmission facilities. The costs of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Allowance for Funds Used During Construction (AFUDC)

  AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized by the Company as a cost of regulated property, plant, and equipment.

Depreciation and Maintenance

  Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.1% of average depreciable property in each of the years 2000, 1999, and 1998.

  For the Company, maintenance expenses represent costs incurred to maintain the power station, and general plant and reflect routine maintenance of equipment, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power station. Maintenance costs are expensed in the year incurred. Power station maintenance costs are expensed within the year based on estimated annual costs and estimated generation. Power station maintenance accruals are not intended to accrue for future years' costs.

Intercompany Receivables and Payables

  The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows.

Temporary Cash Investments

  For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposits, and repurchase agreements, are considered to be the equivalent of cash.

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

  Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the currently enacted tax rates.

The Company has deferred the tax benefit of investment tax credits. Investment tax credits are amortized over the estimated service lives of the related properties.

NOTE B: INCOME TAXES

Details of federal income tax provisions are:

(Thousands of Dollars)	2000	1999	1998

Current income taxes payable	$16,307	$ 5,231	$ 5,700
Deferred income taxes--
accelerated depreciation	(7,472)	6,803	6,628
Amortization of deferred investment credit	(1,323)	(1,822)	(1,323)
Total income taxes	7,512	10,212	11,005
Income taxes--charged to other income, net	(152)	(215)	(46)
Income taxes--charged to operating income	$ 7,360	$ 9,997	$10,959
The total provision for income taxes was less than the amount produced by applying the federal income statutory tax rate of 35% to financial accounting just set forth below:
(Thousands of Dollars)	2000	1999	1998

Income before income taxes and
Extraordinary charge	$ 29,240	$ 31,212	$ 33,712
Amount so produced	10,234	10,925	11,800
Increased (decreased) for:
Tax deductions for which deferred tax
was not provided:
Lower tax depreciation	380	645	638
Amortization of deferred investment
Credit	(551)	(1,822)	(1,322)
Other, net	(2,703)	249	(157)
Total	$ 7,360	$ 9,997	$ 10,959

F-88 Federal income tax returns through 1995 have been examined and settled. At December 31, the deferred tax liabilities, net consisted of the following:

(Thousands of Dollars)	2000	1999
Deferred tax liabilities, net:
Unamortized investment tax credit	$(23,626)	$(24,338)
Book vs. tax plant basis differences, net	201,893	206,799
Total long-term net deferred tax liabilities	$178,267	$182,461
NOTE C: REGULATORY ASSETS AND LIABILITIES

  The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory liabilities, net of regulatory assets are as follows:

(Thousands of Dollars)	December 31,
	2000	1999
Regulatory Tax Liabilities	$ 23,626	$ 24,338
Regulatory Tax Assets	7,132	4,568
Net Regulatory Tax Liabilities	$ 16,494	$ 19,770
NOTE D: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

	2000		1999

(Thousands of Dollars)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities:
Short-term debt	$ 53,250	$ 53,250	$ 52,150	$ 52,150
Long-term debt-
debentures	$150,000	$133,060	$150,000	$147,700

  The carrying amount of short-term debt approximates the fair value because of the short maturity of these instruments. The fair value of debentures was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE E: CAPITALIZATION

  The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The Securities and Exchange Commission (SEC) has approved the Company's request to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:

(Thousands of Dollars)	2000	1999	1998
Retained earnings	$21,880	$21,215	$22,753
Other paid-in capital	10,120	10,785	34,247
Total	$32,000	$32,000	$57,000

NOTE F: LONG-TERM DEBT

The Company had long-term debt outstanding as follows: F-89

	Interest	December 31
(Thousands of Dollars)	Rate	2000	1999

Debentures due:
September 1, 2003	5.625%	$ 50,000	$ 50,000
September 1, 2023	6.875%	$100,000	100,000
Unamortized debt discount		(955)	(1,069)
Total		$149,045	$148,931
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

  In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs of the Company, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The money pool provides funds to approved subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points. The Company had borrowings from the Allegheny Energy money pool of $53.3 million at December 31, 2000, and $52.2 million at December 31,1999. Of the $53.3 million borrowed in 2000, approximately $12.3 million was borrowed from money pool funds invested by the Company's parent, Monongahela Power, and approximately $41.0 million was borrowed from money pool funds invested by affiliates. The notes payable to banks include a $1 million short-term loan outstanding for one day. Short-term debt outstanding for 2000 and 1999 consisted of:

(Thousands of Dollars)	2000	1999

Balance and interest rate at end of year:
Money pool	$53,250-6.45%	$52,150-4.88%
Average amount outstanding and interest
rate during the year:
Money pool	49,861-6.17%	59,904-4.90%
Notes payable to banks	3-6.07%

NOTE H: RELATED PARTY TRANSACTION

  All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company were $.3 million for 2000, 1999 and 1998. See Note G for information regarding notes payable to parents and affiliates.

  REPORT OF MANAGEMENT

  The management of the Company is responsible for the information and representations in the Company's financial statements. The Company prepares the financial statements in accordance with generally accepted accounting principles in the United States based upon available facts and circumstances and management's best estimates and judgements of known conditions.

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

Alan J. Noia,	Thomas J. Kloc,
Chairman and	Vice President and Controller
Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and the Shareholders
of Allegheny Generating Company

  In our opinion, the accompanying balance sheets and the related statements of operations, retained earnings and cash flows present fairly, in all material respects, the financial position of Allegheny Generating Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2001

S-1 SCHEDULE II
ALLEGHENY ENERGY, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts For Years Ended December 31, 2000, 1999, and 1998
Allowance for uncollectible accounts:

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions	Period
			(A)	(B)

Allowance for uncollectible accounts:

Year Ended 12/31/00	$26,975,049	$22,437,738	$6,348,959	$19,351,088	$36,410,658

Year Ended 12/31/99	$19,560,137	$17,847,219	$6,486,429	$16,918,736	$26,975,049

Year Ended 12/31/98	$17,191,310	$15,371,602	$4,953,941	$17,956,716	$19,560,137
(A) Recoveries (B) Uncollectible accounts charged off.

S-2 SCHDULE II
MONONGAHELA POWER COMPANY
Valuation and Qualifying Accounts For Years Ended December 31, 2000, 1999, and 1998
Allowance for uncollectible accounts:
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions	Period
			(A)	(B)

Allowance for uncollectible accounts:

Year Ended 12/31/00	$4,133,046	$6,484,998	$1,670,239	$5,940,852	$6,347,431

Year Ended 12/31/99	$2,515,749	$3,887,703	$1,796,318	$4,066,724	$4,133,046

Year Ended 12/31/98	$2,176,006	$3,951,000	$1,383,021	$4,994,278	$2,515,749
(A) Recoveries (B) Uncollectible accounts charged off.

S-3 SCHEDULE II
POTOMAC EDISON COMPANY
Valuation and Qualifying Accounts For Years Ended December 31, 2000, 1999, and 1998
Allowance for uncollectible accounts:
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions	Period
			(A)	(B)

Allowance for uncollectible accounts:

Year Ended 12/31/00	$3,534,475	$3,360,000	$1,839,914	$4,545,181	$4,189,208

Year Ended 12/31/99	$2,202,672	$4,235,040	$1,803,617	$4,706,854	$3,534,475

Year Ended 12/31/98	$1,683,485	$3,731,000	$1,456,097	$4,667,910	$2,202,672
(A) Recoveries (B) Uncollectible accounts charged off.

S-4 SCHEDULE II
WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts For Years Ended December 31, 2000, 1999, and 1998
Allowance for uncollectible accounts:
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions	Period
			(A)	(B)

Allowance for uncollectible accounts:

Year Ended 12/31/00	$16,076,821	$7,953,427	$2,838,806	$8,865,054	$18,004,000

Year Ended 12/31/99	$14,759,968	$6,575,517	$2,886,494	$8,145,158	$16,076,821

Year Ended 12/31/98	$13,325,739	$7,613,934	$2,114,823	$8,294,528	$14,759,968
(A) Recoveries (B) Uncollectible accounts charged off. 63

Supplementary Data
Quarterly Financial Data (Unaudited)
(Dollar Amounts in Thousands Except for Per Share Data)
Electric
	Operating	Operating	Net	Earnings
	Revenues	Income	Income*	Per Share*
Quarter Ended
AE
March 2000	$866 790	$140 130	$86 395	$.78
June 2000	865 323	118 942	71 456.65
September 2000	1,058 458	128 000	76 095.69
December 2000	1,221 281	149 151	79 706.72

March 1999	$689 987	$140 246	$97 775	$.80
June 1999	643 404	111 745	64 514.55
September 1999	741 359	117 176	71 332.63
December 1999	733 691	105 480	51 768.46

Monongahela
March 2000	193 477	32 718	24 418
June 2000	176 734	25 543	17 275
September 2000	194 942	37 634	28 391
December 2000	262 894	39 472	24 495

March 1999	170 642	30 321	23 250
June 1999	160 459	25 102	18 556
September 1999	178 330	32 595	26 631
December 1999	163 904	31 019	23 890

Potomac Edison
March 2000	214 734	40 231	31 111
June 2000	188 604	30 273	20 047
September 2000	206 699	24 465	16 014
December 2000	217 781	25 820	17 213

March 1999	202 978	45 095	36 164
June 1999	174 691	27 543	18 736
September 1999	189 489	34 348	26 492
December 1999	186 099	28 736	19 191

West Penn
March 2000	257 544	36 047	20 053
June 2000	250 563	44 377	33 589
September 2000	266 528	42 919	29 972
December 2000	270 992	40,973	18 788

March 1999	317 730	58 674	45 499
June 1999	327 269	47 089	33 649
September 1999	395 662	42 295	31 507
December 1999	313 542	45 711	26 945

AGC
March 2000	17 155	8 583	5 278
June 2000	17 359	8 939	5 593
September 2000	17 257	9 032	5 914
December 2000	18 256	8 534	5 095

March 1999	17 857	8 455	5 053
June 1999	17 810	8 586	5 302
September 1999	18 072	8 821	5 516
December 1999	16 853	8 220	5 344

*[UPDATE] For AE, Potomac Edison and West Penn - 1999 results exclude the effect of extraordinary charges in December 1999 ($27, net of taxes, or $.24 per share).

  *[UPDATE] For AE, Monongahela and Potomac Edison - 2000 results exclude the effect of extraordinary charges in March 2000 ($70,505, net of taxes, or $.64 per share) and December 2000 ($6,518, net of taxes, or $.06 per share).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of
Allegheny Energy, Inc.

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 1, 2001 65

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Monongahela Power Company

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2001 66

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Potomac Edison Company

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2001 67

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
West Penn Power Company

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2001 68

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Allegheny Generating Company

       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (an indirect subsidiary of Allegheny Energy, Inc.) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2001 69
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

For AE and its subsidiaries, none.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

       AE, Monongahela, Potomac Edison, West Penn, and AGC. Reference is made to the Executive Officers of the Registrants in Part I of this report. The names, ages as of December 31, 2000, the business experience during the past five years of the directors of the System companies and term of office are set forth below:

Name	Term of Office Expires(i)		Director since date shown of:
		Age	AE	MP	PE	WP	AGC
Eleanor Baum(a)	2001	60	1988	1988	1988	1988
William L. Bennett(b)	2001	51	1991	1991	1991	1991
Lewis B. Campbell(c)	2003	54	2000	2000	2000	2000
Thomas K. Henderson(1)	Elected Annually	60					1996
Wendell F. Holland(d)	2003	48	1994	1994	1994	1994
Phillip E. Lint(e)	2001	71	1989	1989	1989	1989
Frank A. Metz, Jr.(f)	2002	66	1984	1984	1984	1984
Michael P.Morrell(1)	Elected Annually	52		1996	1996	1996	1996
Alan J. Noia(1)	2002	53	1994	1994	1987	1994	1994
Jay S. Pifer(1)	Elected Annually	63		1995	1995	1992
Steven H. Rice(g)	2002	57	1986	1986	1986	1986
Gunnar E. Sarsten(h)	2003	63	1992	1992	1992	1992
Peter J. Skrgic(1)	Elected Annually	59		1990	1990	1990	1989

(1) Employee of the company. For further information on the business experience of these employees, See Executive Officers of the Registrants in Part I of this report for further details.

  (a)     Eleanor Baum. Dean of The Albert Nerken School of Engineering of The Cooper Union for the Advancement of Science and Art. Director of Avnet, Inc. and United States Trust Company. Chair of the Engineering Workforce Commission; a fellow of the Institute of Electrical and Electronic Engineers; and Past Chairman of the Board of Governors, New York Academy of Sciences. Formerly, President of the Accreditation Board for Engineering and Technology and President of the American Society for Engineering Education.

  (b)     William L. Bennett. Vice-Chairman and Director of HealthPlan Services Corporation, and Director of Sylvan, Inc. Formerly, Chairman, Director and Chief Executive Officer of Noel Group, Inc. Mr. Bennett resigned all positions with AE, MP, PE and WP effective November 10, 2000. He will receive Director's fees through May 1, 2001.

  (c)     Lewis B. Campbell. Chairman and Chief Executive Officer of Textron, Inc. Director, Bristol-Myers Squibb; Chairman of the Business Roundtable's Health and Retirement Task Force; and member of the Board of Visitors, Fuqua School of Business at Duke University. Formerly, Vice President of General Motors Corporation and General Manager of its GMC Truck Division.

  (d)     Wendell F. Holland. Of Counsel, Obermayer, Rebmann, Maxwell & Hippel LLP, Vice President, USFilter Operating Service and Director of Bryn Mawr Bank Corporation. Formerly, Vice President, American International Water Services Company; of Counsel, Law Firm of Reed, Smith, Shaw & McClay; Partner, Law Firm of LeBoeuf, Lamb, Greene & MacRae; and Commissioner of the Pennsylvania Public Utility Commission.

(e) Phillip E. Lint. Retired. Formerly partner, Price Waterhouse.

  (f)     Frank A. Metz, Jr. Retired. Director of Solutia Inc. Formerly, Senior Vice President, Finance and Planning and Director of International Business Machines Corporation; and Director of Monsanto Company and Norrell Corporation.

  (g)     Steven H. Rice. Attorney and Bank Consultant. Formerly, Director of LaJolla Bank and LaJolla Bancorp, Inc.; President, LaJolla Bank, Northeast Region; President and Chief Executive Officer of Stamford Federal Savings Bank; President of The Seamen's Bank for Savings; and Director of the Royal Insurance Group, Inc.

  (h)     Gunnar E. Sarsten. Consulting Professional Engineer. Formerly, President and Chief Operating Officer of Morrison Knudsen Corporation; President and Chief Executive Officer of United Engineers & Constructors International, Inc.; and Deputy Chairman of the Third District Federal Reserve Bank in Philadelphia.

  (i)     As a result of the passage of Maryland legislation affecting corporate governance of companies incorporated in the state, in 1999 AE's Board of Directors amended AE's Articles of Incorporation, adding a provision that among other things, divided the Board of Directors into three classes, with each class serving a three-year term and one class being elected each year. The current AE Board of eight members now consists of Class II with two members and Classes I and III with three members each. The term of office of the Class II directors expires this year.

       Therefore, this is the only class of directors standing for election this year. Because Mr. Lint, one of our current directors, has reached 72 years of age, he will not stand for election. Pursuant to Company By-Laws, Article II, Section 2, the Board has decreased the number of directors from eight to seven, effective May 10, 2001. The term of Class III directors ends in 2002. The term of Class I directors ends in 2003. At future annual meetings of the stockholders, the successors to the class of directors whose term expires that year will be elected for a three-year term. This note applies only to AE. All Directors of Monongahela, Potomac Edison, West Penn and AGC are elected annually for a one-year term.

ITEM 11. EXECUTIVE COMPENSATION

       For AGC, this item is omitted pursuant to Instruction I of Form
  10-K. During 2000 and for 1999 and 1998, the annual compensation paid by AE, Monongahela, Potomac Edison and West Penn directly or indirectly to their Chief Executive Officer and each of the four most highly paid executive officers of the System whose cash compensation exceeded $100,000 for services in all capacities to such companies was as follows:

Name and					Long-Term	All
Principal			Annual	No. of	Performance	Other
Position	Year	Salary	Incentive	Options	Plan Payout	Compensation
(b)		($)	($) (c)	(d)	($) (d)	($) (e)
Alan J. Noia	2000	600,000	600,000	100,000	729,810	10,861
Chief Executive Officer	1999	575,000	312,500	190,000	260,183	112,350
	1998	525,000	180,500	-	286,655	184,788
Peter J. Skrgic(f)	2000	300,000	215,900	20,000	389,221	8,670
Senior Vice President	1999	290,000	196,800	80,000	158,372	6,925
Supply	1998	280,008	123,000	-	204,753	50,757
Michael P. Morrell(g)	2000	270,000	304,400	50,000	278,022	25,345
Senior Vice President &	1999	260,000	156,000	66,000	96,154	27,592
Chief Financial Officer	1998	255,000	117,000	-	114,870	28,599
Jay S. Pifer	2000	270,000	185,900	50,000	264,121	9,221
Senior Vice President	1999	255,000	146,400	66,000	96,154	7,073
Delivery	1998	250,008	66,500	-	131,042	41,542
Richard J. Gagliardi	2000	225,000	166,100	30,000	222,418	7,007
Vice President	1999	210,000	113,400	52,000	79,186	14,713
Administration	1998	200,016	60,400	-	114,662	25,345

  (a)     The individuals appearing in this chart perform policy-making functions for each of the Registrants. The compensation shown is for all services in all capacities to AE and its subsidiaries. All salaries, annual incentives and long-term payouts of these executives are paid by AESC. AE, Monongahela, Potomac Edison, West Penn and AGC have no paid employees.

(b) See Executive Officers of the Registrants for all positions held. 72

  (c)     Incentive awards (primarily Annual Incentive Plan awards) are based upon performance in the year in which the figure appears but are paid in the following year. The Annual Incentive Plan will be continued for 2001.

  (d)     In 1994, the Board of Directors of the Company implemented a Performance Share Plan (the "Plan") for senior officers of the Company and its subsidiaries, which was approved by the shareholders of AE at the annual meeting in May 1994. A third Plan cycle began on January 1, 1996 and ended on December 31, 1998. The figure shown for 1998 represents the dollar value paid in 1999 to each of the named executive officers who participated in Cycle III. A fourth cycle began on January 1, 1997 and ended on December 31, 1999. The figure shown for 1999 represents the dollar value paid in 2000 to each of the named executive officers who participated in Cycle IV. In 1998, the Board of Directors of AE implemented a new Long-Term Incentive Plan, which was approved by the shareholders of AE at the AE annual meeting in May 1998. A fifth cycle (the first three-year performance period of this new Plan) began on January 1, 1998 and ended on December 31, 2000. The figure shown for 2000 represents the dollar value paid in 2001 to each of the named executive officers who participated in Cycle V. A sixth cycle began on January 1, 1999 and will end on December 31, 2001. A seventh cycle began on January 1, 2000 and will end on December 31, 2002. After completion of each cycle, AE stock may be paid if performance criteria have been met.

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

       Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, to a new plan which provides one times salary after five years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Some executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them, except Mr. Morrell, who is not covered by this plan. Effective January 1, 1993, Allegheny started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan). To do this, during 1993 Allegheny purchased life insurance on the lives of the covered executives. The premium costs of both policies plus a factor for the use of the money are returned to Allegheny at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. Under the ESOSP for 2000, all eligible employees may elect to have from 2% to 12% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions. Employees direct the investment of these contributions into one or more of nine available funds. Fifty percent of the pre-tax contributions up to 6% of compensation are matched with common stock of AE. The maximum amount of any employee's compensation that may be used in these computations is $170,000. Employees' interests in the ESOSP vest immediately. Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment. For 2000 the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans, and (b) ESOSP contributions, respectively, as follows: Mr. Noia $6,301 and $4,560; Mr. Skrgic $4,169 and $4,501; Mr. Morrell $20,819 and $4,524; Mr. Pifer $4,121 and $5,100; and Mr. Gagliardi $2,491 and $4,516.

(f) Mr. Skrgic resigned his positions effective February 1, 2001.

(g) Michael P. Morrell joined Allegheny on May 1, 1996. His Cycle III payout is prorated for the period May 1, 1996 - December 31, 1998. 74

ALLEGHENY ENERGY, INC. LONG-TERM INCENTIVE PLAN
SHARES AWARDED IN LAST FISCAL YEAR (CYCLE VII)
			Estimated Future Payout

		Performance	Threshold	Target	Maximum
Name	Number of	Period Until	Number of	Number of	Number of
	Shares	Payout	Shares	Shares	Shares
Alan J. Noia	13,349	2000 - 2002	8,009	13,349	26,698
Chief Executive Officer

Peter J. Skrgic	6,311	2000 - 2002	3,787	6,311	12,622
Senior Vice President

Michael P. Morrell	5,197	2000 - 2002	3,118	5,197	10,394
Senior Vice President

Jay S. Pifer	4,826	2000 - 2002	2,896	4,826	9,652
Senior Vice President

Richard J. Gagliardi	3,713	2000 - 2002	2,228	3,713	7,425
Vice President

       The named executives were awarded the above number of performance shares for Cycle VII. Such number of shares are only targets. As described below, no payouts will be made unless certain criteria are met. Each executive's 2000-2002 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of AE common stock based on the price of such stock on December 31, 1999. At the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of AE common stock on December 31, 2002 and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies or otherwise leaves the employment of Allegheny prior to the end of the three-year period, the executive may still receive an award based on the number of months worked during the period. The final value of an executive's account, if any, will be paid to the executive in early 2003.

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

STOCK OPTION GRANTS IN 2000
		Percentage
	Number of	Of Total			Grant
	Securities	Options			Date
	Underlying	Granted to	Exercise	Expiration	Present
	Options	Employees	Price	Date	Value(2)
Name	Granted(1)	In 2000	($/Sh)		($)

Alan J. Noia	100,000	21.16%	42.3125	12/7/10	836,000

Peter J. Skrgic	20,000	4.24%	42.3125	12/7/10	167,200

Michael P. Morrell	50,000	10.58%	42.3125	12/7/10	418,000

Jay S. Pifer	50,000	10.58%	42.3125	12/7/10	418,000

Richard J. Gagliardi	30,000	6.35%	42.3125	12/7/10	250,800

  (1) Options become exercisable three years after date of the grant. Mr. Skrgic's options become exercisable July 1, 2001.

  (2) The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options set forth in this table. Allegheny Energy's use of this model should not be construed as an endorsement of its accuracy of valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value: an option term of 10 years, volatility of 28.69% dividend yield at 5.51%, and interest rate of 6.50%. The real value of the options in this table depends upon the actual performance of Allegheny Energy's stock during the applicable period.

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

	Years of Credited Service
Average	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
Compensation(a)
$200,000	$60,000	$80000	$100,000	$110,000	115,000	$120,000
300,000	90,000	120,000	150,000	165,000	172,500	180,000
400,000	120,000	160,000	200,000	220,000	230,000	240,000
500,000	150,000	200,000	250,000	275,000	287,500	300,000
600,000	180,000	240,000	300,000	330,000	345,000	360,000
700,000	210,000	280,000	350,000	385,000	402,500	420,000
800,000	240,000	320,000	400,000	440,000	460,000	480,000
900,000	270,000	360,000	450,000	495,000	517,000	540,000
1,000,000	300,000	400,000	500,000	550,000	575,000	600,000

  (a) The earnings of Messrs. Noia, Skrgic, Pifer, Morrell and Gagliardi covered by the plan correspond substantially to such amounts shown for them in the summary compensation table. As of December 31, 2000, they had accrued 31, 36, 36, 4-1/2 and 22 years of credited service, respectively, under the Retirement Plan. Pursuant to an agreement with Mr. Morrell, at the end of ten years of employment with the Company, Mr. Morrell will be credited with an additional eight years of service.

Change In Control Contracts

       AE has entered into Change in Control contracts with the named and certain other Allegheny executive officers (Agreements). Each Agreement sets forth (i) the severance benefits that will be provided to the employee in the event the employee is terminated subsequent to a Change in Control of AE (as defined in the Agreements), and (ii) the employee's obligation to continue his or her employment after the occurrence of certain circumstances that could lead to a Change in Control. The Agreements provide generally that if there is a Change in Control, unless employment is terminated by AE for Cause, Disability or Retirement or by the employee for other than Good Reason (each as defined in the Agreements), severance benefits payable to the employee will consist of a cash payment equal to 2.99 times the employee's base annual salary and target short-term incentive together with AE maintaining existing benefits for the employee and the employee's dependents for a period of three years. Each Agreement expires on December 31, 2001, but is automatically extended for one-year periods thereafter unless either AE or the employee gives notice otherwise. Notwithstanding the delivery of such notice, the Agreements will continue in effect for thirty-six months after a Change in Control.

Compensation of Directors

       Each of the directors is also a director of the following subsidiaries of AE: Monongahela, Potomac Edison, West Penn, and AESC (Allegheny companies). In 2000, directors who were not officers or employees (outside directors) received for all services to AE and Allegheny companies (a) $20,000 in retainer fees, (b) $1,000 for each committee meeting attended and $250 for each Board meeting of each company attended. The Chairperson of each committee receives an additional fee of $4,000 per year. Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum. In addition to the foregoing compensation, the outside directors of AE receive an annual retainer of $12,000 worth of Common Stock. Further, a Deferred Stock Unit Plan for Outside Directors provides for a lump sum payment (payable at the director's election in one or more installments, including interest thereon equivalent to the dividend yield) to directors calculated by reference to the price of the AE's Common Stock. Directors who serve at least five years on the Board and leave at or after age 65, or upon death or disability, or as otherwise directed by the Board, will receive such payments. In 2000, AE credited each outside director's account with 325 deferred stock units. The number will increase to 350 in 2001 and to 375 in 2002. On December 7, 2000, each outside director was granted 20,000 stock options that vest in three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table below shows the number of shares of AE common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of AE, Monongahela, Potomac Edison, West Penn, and AGC and by all directors and executive officers of each such company as a group as of December 31, 2000. To the best of the knowledge of AE, there is no person who is a beneficial owner of more than 5% of the voting securities of AE.

	Named Executive	Shares of
	Officer or	APS	Percent
Name	Director of	Common Stock	Of Class

Eleanor Baum	AE,MP,PE,WP	3,806*	.048% or less
Lewis B. Campbell	AE,MP,PE,WP	0
Richard J. Gagliardi	AE, AGC	17,548	"
Thomas K. Henderson	AGC	12,081	"
Wendell F. Holland	AE,MP,PE,WP	2,229*	"
Phillip E.Lint	AE,MP,PE,WP	2,683*	"
Frank A. Metz, Jr.	AE,MP,PE,WP	4,799	"
Michael P. Morrell	AE,MP,PE,WP,AGC	15,343	"
Alan J. Noia	AE,MP,PE,WP,AGC	53,424	"
Jay S. Pifer	AE,MP,PE,WP	24,378	"
Steven H. Rice	AE,MP,PE,WP	5,089*	"
Gunnar E. Sarsten	AE,MP,PE,WP	7,806*	"
Peter J. Skrgic	AE,MP,PE,WP,AGC	30,076	"

All directors and executive officers
Of AE as a group (19 persons)	184,386	.167% or less

All directors and executive officers
Of MP as a group (19 persons)	161,434	"

All directors and executive officers
Of PE as a group (19 persons)	161,434	"

All directors and executive officers
Of WP as a group (19 persons)	161,434	"

All directors and executive officers
Of AGC as a group (7 persons)	133,596	"

  *Excludes the outside directors' accounts in the Deferred Stock Unit Plan which, at March 1, 2001, were valued at the number of shares shown: Baum 4,522; Campbell 328; Holland 2,423; Lint 6,328; Metz 4,821; Rice 3,194; and Sarsten 4,183.

  All of the shares of common stock of Monongahela (5,891,000), Potomac Edison (22,385,000), and West Penn (24,361,586) are owned by AE. All of the common stock of AGC is owned by Monongahela (270 shares) and Allegheny Energy Supply Company, LLC (730 shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2)	The financial statements and financial statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 49.

(b)	AE and Monongahela filed reports on Form 8-K during the quarter ended December 31, 2000.

(c)	Exhibits for AE, Monongahela, Potomac Edison, West Penn, and AGC are listed in the Exhibit Index beginning on page E-1 and are incorporated herein by reference. 80

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY ENERGY, INC.

By: /s/ Alan J. Noia (Alan J. Noia) Chairman, President and Chief Executive Officer
Date: March 1, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Alan J. Noia (Alan J. Noia)	Chairman, President, Chief Executive Officer and Director	3/1/01

(ii)	Principal Financial Officer:

	/s/ Regis F. Binder (Regis F. Binder)	Vice President and Treasurer	3/1/01

(iii)	Principal Accounting Officer:

	/s/ Thomas J. Kloc (Thomas J. Kloc)	Vice President and Controller	3/1/01

(iv)	A Majority of the Directors:

	*Eleanor Baum *Lewis B. Campbell *Wendell F. Holland *Phillip E. Lint	*Frank A. Metz, Jr. *Alan J. Noia *Steven H. Rice *Gunnar E. Sarsten

*By:	/s/ Thomas K. Henderson (Thomas K. Henderson) 81		3/1/01

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

MONONGAHELA POWER COMPANY

By: /s/ Jay S. Pifer (Jay S. Pifer) President and Director
Date: March 1, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Alan J. Noia (Alan J. Noia)	Chairman of the Board, Chief Executive Officer and Director	3/1/01

(ii)	Principal Financial Officer:

	/s/ Regis F. Binder (Regis F. Binder)	Treasurer	3/1/01

(iii)	Principal Accounting Officer:

	/s/ Thomas J. Kloc (Thomas J. Kloc)	Controller	3/1/01

(iv)	A Majority of the Directors:

	*Eleanor Baum *Lewis B. Campbell *Wendell F. Holland *Phillip E. Lint *Frank A. Metz, Jr. *Michael P. Morrell	*Alan J. Noia *Jay S. Pifer *Steven H. Rice *Gunnar E. Sarsten *Victoria V. Schaff

*By:	/s/ Thomas K. Henderson (Thomas K. Henderson) 82		3/1/01

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

THE POTOMAC EDISON COMPANY

By: /s/ Jay S. Pifer (Jay S. Pifer) President and Director
Date: March 1, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Alan J. Noia (Alan J. Noia)	Chairman of the Board, Chief Executive Officer and Director	3/1/01

(ii)	Principal Financial Officer:

	/s/ Regis F. Binder (Regis F. Binder)	Treasurer	3/1/01

(iii)	Principal Accounting Officer:

	/s/ Thomas J. Kloc (Thomas J. Kloc)	Controller	3/1/01

(iv)	A Majority of the Directors:

	*Eleanor Baum *Lewis B. Campbell *Wendell F. Holland *Phillip E. Lint *Frank A. Metz, Jr. *Michael P. Morrell	*Alan J. Noia *Jay S. Pifer *Steven H. Rice *Gunnar E. Sarsten *Victoria V. Schaff

*By:	/s/ Thomas K. Henderson (Thomas K. Henderson) 83		3/1/01

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

WEST PENN POWER COMPANY

By: /s/ Jay S. Pifer (Jay S. Pifer) President and Director
Date: March 1, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Alan J. Noia (Alan J. Noia)	Chairman of the Board, Chief Executive Officer and Director	3/1/01

(ii)	Principal Financial Officer:

	/s/ Regis F. Binder (Regis F. Binder)	Treasurer	3/1/01

(iii)	Principal Accounting Officer:

	/s/ Thomas J. Kloc (Thomas J. Kloc)	Controller	3/1/01

(iv)	A Majority of the Directors:

	*Eleanor Baum *Lewis B. Campbell *Wendell F. Holland *Phillip E. Lint *Frank A. Metz, Jr. *Michael P. Morrell	*Alan J. Noia *Jay S. Pifer *Steven H. Rice *Gunnar E. Sarsten *Victoria V. Schaff

*By:	/s/ Thomas K. Henderson (Thomas K. Henderson) 84		3/1/01

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALLEGHENY GENERATING COMPANY

By: /s/ Alan J. Noia (Alan J. Noia) Chairman and Chief Executive Officer
Date: March 1, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Alan J. Noia (Alan J. Noia)	Chairman of the Board, Chief Executive Officer and President	3/1/01

(ii)	Principal Financial Officer:

	/s/ Regis F. Binder (Regis F. Binder)	Vice President and Treasurer	3/1/01

(iii)	Principal Accounting Officer:

	/s/ Thomas J. Kloc (Thomas J. Kloc)	Vice President and Controller	3/1/01

(iv)	A Majority of the Directors:

*Richard J. Gagliardi *Thomas K. Henderson *Michael P. Morrell *Alan J. Noia *Victoria V. Schaff

*By:	/s/ Thomas K. Henderson (Thomas K. Henderson) 85		3/1/01

CONSENT OF INDEPENDENT ACCOUNTANTS

       We hereby consent to the incorporation by reference in Allegheny Energy Inc.'s Registration Statements on Form S-3 (Nos. 33-36716, 33-57027, 33-49791, 333-41638, 333-49086 and 333-56786; Allegheny Energy, Inc.'s Registration Statement on Form S-8 (No. 333-40432); Monongahela Power Company's Registration Statements on Form S-3 (Nos. 333-31493, 33-51301, 33-56262, 33-59131 and 333-38484); The Potomac Edison Company's Registration Statements on Form S-3 (Nos. 333-33413, 33-51305 and 33-59493); and West Penn Power Company's Registration Statements on Form S-3 (Nos. 333-34511, 33-51303, 33-56997, 33-52862, 33-56260 and 33-59133); of our reports dated February 1, 2001 and February 12, 2001 relating to the financial statements and financial statement schedules, which appear in this Form 10K.

PricewaterhouseCoopers, LLP

Pittsburgh, Pennsylvania
March 29, 2001 86

POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Energy, Inc., a Maryland corporation, Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint THOMAS K. HENDERSON and MARLEEN L. BROOKS, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to Annual Reports on Form 10-K for the year ended December 31, 2000 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Companies, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated: March 1, 2001

/s/ Eleanor Baum (Eleanor Baum)	/s/ Frank A. Metz, Jr. (Frank A. Metz, Jr.)

/s/ Lewis B. Campbell (Lewis B. Campbell)	/s/ Alan J. Noia (Alan J. Noia)

/s/ Wendell F. Holland (Wendell F. Holland)	/s/ Steven H. Rice (Steven H. Rice)

/s/ Phillip E. Lint (Phillip E. Lint)	/s/ Gunnar E. Sarsten (Gunnar E. Sarsten) 87

POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint THOMAS K. HENDERSON and MARLEEN L. BROOKS, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 2000 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated: March 1, 2001

/s/ Michael P. Morrell
(Michael P. Morrell)

/s/ Jay S. Pifer
(Jay S. Pifer)

/s/ Victoria V. Schaff
(Victoria V. Schaff) 88

POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Generating Company, a Virginia corporation, do hereby constitute and appoint THOMAS K. HENDERSON and MARLEEN L. BROOKS, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 2000 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated: March 1, 2001

/s/ Richard G. Gagliardi
(Richard J. Gagliardi)

/s/ Thomas K. Henderson
(Thomas K. Henderson)

/s/ Michael P. Morrell
(Michael P. Morrell)

/s/ Alan J. Noia
(Alan J. Noia)

/s/ Victoria V. Schaff
(Victoria V. Schaff)

E-1
EXHIBIT INDEX (Rule 601(a))
Allegheny Energy, Inc.
	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended, September 16, 1997	Form 10-K of the Company (1-267), December 31, 1997, exh. 3.1
3.1a	Articles Supplementary dated July 15, 1999 and filed July 20, 1999	Form 8-K of the Company (1-267), July 20, 1999, exh. 3.1
3.2	By-laws of the Company, as amended February 3, 2000	Form 10-K of the Company (1-267), December 31, 1999, exh. 3.2
4	Subsidiaries' Indentures described below
10.1	Directors' Deferred Compensation Plan	Form 10-K of the Company 1-267), December 31, 1994, exh. 10.1
10.2	Executive Compensation Plan	Form 10-K of the Company (1-267), December 31, 1996, exh. 10.2
10.3	Allegheny Energy 1999 Annual Incentive Compensation Plan	Form 10-K of the Company (1-267), December 31, 1999, exh. 10.3
10.4	Allegheny Energy Supplemental Executive Retirement Plan	Form 10-K of the Company (1-267), December 31, 1996, exh. 10.4
10.5	Executive Life Insurance Program and Collateral Assignment Agreement	Form 10-K of the Company (1-267), December 31, 1994, exh. 10.5
10.6	Secured Benefit Plan and Collateral Assignment Agreement	Form 10-K of the Company (1-267), December 31, 1994, exh. 10.6
10.7	Restricted Stock Plan for Outside Directors	Form 10-K of the Company (1-267), December 31, 1998, exh. 10.7
10.8	Deferred Stock Unit Plan for Outside Directors	Form 10-K of the Company (1-267), December 31, 1997, exh. 10.8
10.9	Allegheny Energy Performance Share Plan	Form 10-K of the Company (1-267), December 31, 1994, exh. 10.9

E-1 (cont'd.)
EXHIBIT INDEX (Rule 601(a))
Allegheny Energy, Inc.

	Documents	Incorporation by Reference
10.10	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-267), December 31, 1998, exh. 10.10
10.11	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-267), December 31, 1998, exh. 10.11
10.12	Allegheny Energy, Inc. 1998 Long-Term Incentive Plan	Form S-8 of the Company (1-267), October 14, 1998, exh. 4.1
10.13	Allegheny Energy, Inc. Stockholder Protection Rights Agreement	Form 8-K of the Company (1-267), March 6, 2000, exh. 4
10.14	Purchase and Sale Agreement by and between Enron North America Corporation and Allegheny Energy Supply Company, L.L.C.
11	Statement re computation of per share earnings: Clearly determinable from the financial statements contained in Item 8
12	Computation of ratio of earnings to fixed charges.
21	Subsidiaries of AE:
	Name of Company	State of Organization
	Allegheny Generating Company (a)	Virginia
	Allegheny Energy Service Corporation	Maryland
	Allegheny Ventures, Inc.	Delaware
	Monongahela Power Company	Ohio
	The Potomac Edison Company	Maryland and Virginia
	West Penn Power Company	Pennsylvania
	Allegheny Energy Supply Company, LLC	Delaware
	Allegheny Energy Unit No. 1 and Unit No. 2, LLC	Delaware
	Allegheny Energy Supply Hunlock Creek, LLC	Delaware
	Allegheny Energy Supply Conemaugh, LLC	Delaware
23	Consent of Independent Accountants	See page 87 herein.
24	Powers of Attorney	See page 88 herein.

(a) Owned directly by Monongahela and Allegheny Energy Supply Company, LLC

E-2
EXHIBIT INDEX (Rule 601(a))
Monongahela Power Company
	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended	Form 10-Q of the Company (1-5164), September 1995, exh. (a)(3)(i)
3.2	Code of Regulations, as amended	Form 10-Q of the Company (1-5164), September 1995, exh. (a)(3)(ii)
4	Indenture, dated as of August 1, 1945, and certain Supplemental Indentures of the Company defining rights of security holders.*

  S 2-5819, exh. 7(f)

  S 2-8881, exh. 7(b)

  S 2-10548, exh. 4(b)

  S 2-14763, exh. 2(b)(i);

  Forms 8-K of the Company (1-268-2) dated November 21, 1991, July 15, 1992, September 1, 1992, May 23, 1995, and November 14, 1997.

10.1	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-5164), December 31, 1998, exh. 10.1
10.2	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-5164), December 31, 1998, exh. 10.2
12	Computation of ratio of earnings to fixed charges
21

  Subsidiaries: Monongahela Power Company has a 27% equity ownership in Allegheny Generating Company, incorporated in Virginia; a 25% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania; and a 100% equity ownership interest in Mountaineer Gas Company, incorporated in West Virginia, which owns a 100% equity ownership in Mapcom Systems, Inc., incorporated in Virginia, and in Mountaineer Gas Services, Inc., incorporated in West Virginia, which owns a 100% ownership Interest in Universal Coil, LLC, incorporated in Delaware.

23	Consent of Independent Accountants	See page 87 herein.

E-2 (cont'd.)
EXHIBIT INDEX (Rule 601(a))
Monongahela Power Company

	Documents	Incorporation by Reference
24	Powers of Attorney	See pages 86-87 herein.

  *There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

E-3
EXHIBIT INDEX (Rule 601(a))
The Potomac Edison Company
	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended	Form 10-Q of the Company (1-3376-2), September 1995, exh. (a)(3)(i)
3.2	By-laws of the Company, as amended	Form 10-Q of the Company (1-3376-2), September 1995, exh. (a)(3)(ii)
4	Indenture, dated as of October 1, 1944, and certain Supplemental Indentures of the Company defining rights of security holders.*	S 2-5473, exh. 7(b); Form S-3, 33-51305, exh.4(d) Forms 8-K of the Company (1-3376-2) dated December 15, 1992, February 17, 1993, June 22, 1994, May 12, 1995, May 17, 1995 and November 14, 1997.
10.1	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-3376-2), December 31, 1998, exh. 10.1
10.2	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-3376-2), December 31, 1998, exh. 10.2
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries: The Potomac Edison Company has a 25% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania.
23	Consent of Independent Accountants	See page 87 herein.
24	Powers of Attorney	See pages 86-87 herein.

  *There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

E-4
EXHIBIT INDEX (Rule 601(a))
West Penn Power Company
	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended, July 16, 1999	Form 10-Q of the Company (1-255-2), June 30, 1999, exh. (a)(3)(i)
3.2	By-laws of the Company, as amended	Form 10-Q of the Company (1-255-2), September 1995, exh. (a)(3)(ii)
10.1	Form of Employment Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-255-2), December 31, 1998, exh. 10.1
10.2	Form of Employment Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-255-2), December 31, 1998, exh. 10.2
12	Computation of ratio of earnings to fixed charges
21

  Subsidiaries: West Penn Power Company has a 50% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania; a 100% equity ownership interest in West Penn Funding Corporation, incorporated in Delaware, which owns a 100% equity ownership interest in West Penn Funding LLC, incorporated in Delaware; and a 100% equity ownership in West Virginia Power and Transmission Company, incorporated in West Virginia, which owns a 100% equity ownership in West Penn West Virginia Water Power Company, incorporated in Pennsylvania

23	Consent of Independent Accountants	See page 87 herein.
24	Powers of Attorney	See pages 86-87 herein.

E-5
EXHIBIT INDEX (Rule 601(a))
Allegheny Generating Company
	Documents	Incorporation by Reference
3.1(a)	Charter of the Company, as amended*
3.1(b)	Certificate of Amendment to Charter, effective July 14, 1989**
3.2	By-laws of the Company, as amended, effective December 23, 1996	Form 10-K of the Company (0-14688), December 31, 1996
4	Indenture, dated as of December 1, 1986, and Supplemental Indenture, dated as of December 15, 1988, of the Company defining rights of security holders.***
10.1

  APS Power Agreement-Bath County Pumped Storage Project, as amended, dated as of August 14, 1981, among Monongahela Power Company, Allegheny Energy Supply Company, LLC, The Potomac Edison Company and Allegheny Generating Company.****

10.2	Amendment No. 8, effective date January 1, 1999, to the APS Power Agreement-Bath County Pumped Storage Project	Form 10-K of the Company (0-14688), December 31, 1998
10.3

  Operating Agreement, dated as of June 17, 1981, among Virginia Electric and Power Company, Allegheny Generating Company, Monongahela Power Company, Allegheny Energy Supply Company, LLC and The Potomac Edison Company.****

10.4	Equity Agreement, dated June 17, 1981, between and among Allegheny Generating Company, Monongahela Power Company, Allegheny Energy Supply Company, LLC, and The Potomac Edison Company****
10.5	United States of America Before The Federal Energy Regulatory Commission, Allegheny Generating Company, Docket No. ER84-504-000, Settlement Agreement effective October 1, 1985.****
12	Computation of ratio of earnings to fixed charges
23	Consent of Independent Accountants	See page 87 herein.

E-5 (cont'd.)
EXHIBIT INDEX (Rule 601(a))
Allegheny Generating Company

	Documents	Incorporation by Reference
24	Powers of Attorney	See page 90 herein.

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