Form 10-Q
period 2001-03-31
ALLEGHENY ENERGY INC
filed 2001-05-15
CIK 3673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

Commission File Number 1-267

ALLEGHENY ENERGY, INC.

(Exact name of registrant as specified in its charter)

Maryland

13-5531602

(State of Incorporation)

(I.R.S. Employer Identification No.)

10435 Downsville Pike, Hagerstown, Maryland 21740-1766

Telephone Number 301-790-3400

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

At May 15, 2001, 124,696,317 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

2

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended March 31, 2001

Index	Page No.

PART I - FINANCIAL INFORMATION:
Consolidated Statement of Operations - Three months ended March 31, 2001 and 2000	3

Consolidated Statement of Cash Flows - Three months ended March 31, 2001 and 2000	4

Consolidated Balance Sheet - March 31, 2001 and December 31, 2000	5-6

Consolidated Statement of Comprehensive Income - Three months ended March 31, 2001 and 2000	7

Notes to Consolidated Financial Statements	8-18

Management's Discussion and Analysis of Financial Condition and Results of Operations	19-41

PART II -OTHER INFORMATION	42-43

3

ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31
	2001	2000*

OPERATING REVENUES:
Regulated operations	$ 777,338	$ 622,550
Unregulated generation	1,029,483	241,066
Other	7,520	3,174
Total Operating Revenues	1,814,341	866,790

OPERATING EXPENSES:
Operation:
Fuel for electric generation	145,851	135,688
Purchased power and exchanges, net	963,788	258,642
Gas purchases and production	161,394	5,653
Deferred power costs, net	(3,342)	2,464
Other	119,870	96,303
Maintenance	75,562	57,075
Depreciation and amortization	65,387	63,661
Taxes other than income taxes	57,783	49,927
Federal and state income taxes	67,109	57,247
Total Operating Expenses	1,653,402	726,660
Operating Income	160,939	140,130

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	260	487
Other income, net	2,705	(972)
Total Other Income and Deductions	2,965	(485)
Income Before Interest Charges, Preferred
Dividends, Extraordinary Charge, Net and Cumulative Effect
of Accounting Change, Net	163,904	139,645

INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt	49,478	41,284
Other interest	14,164	12,197
Allowance for borrowed funds used during
construction and interest capitalized	(1,512)	(1,491)
Dividends on preferred stock of
subsidiaries	1,260	1,260
Total Interest Charges and Preferred Dividends	63,390	53,250

Consolidated Income Before Extraordinary Charge and Cumulative
Effect of Accounting Change	100,514	86,395
Extraordinary Charge, net (1)		(70,505)
Cumulative Effect of Accounting Change, net (2)	(31,147)
CONSOLIDATED NET INCOME	$ 69,367	$ 15,890

COMMON STOCK SHARES OUTSTANDING (average)	110,436,317	110,436,317

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and cumulative	$ $0.91	$ 0.78
effect of accounting change
Extraordinary charge, net (1)		(0.64)
Cumulative effect of accounting change, net (2)	(0.28)
Consolidated net income	$ 0.63	$ 0.14
See accompanying notes to consolidated financial statements.
(1) See Note 15 in the notes to the consolidated financial statements.
(2) See Note 13 in the notes to the consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of Dollars)
Unaudited
Three Months Ended
March 31
	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$ 69,367	$ 15,890
Extraordinary charge, net of taxes		70,505
Cumulative effect of accounting change, net of taxes	31,147
Consolidated income before extraordinary charge
and cumulative effect of accounting change	100,514	86,395

Depreciation and amortization	65,387	63,661
Amortization of adverse purchase power contract	(2,199)	(3,125)
Deferred investment credit and income taxes, net	12,617	(802)
Deferred power costs, net	(3,342)	2,464
Unrealized gains on commodity contracts, net	(38,074)
Allowance for other than borrowed funds used
during construction	(260)	(487)
Changes in certain assets and liabilities:
Accounts receivable, net	(320,146)	(13,620)
Materials and supplies	(4,173)	(4,840)
Prepaid taxes	3,005	(9,632)
Benefit plan investments	(1,300)
Purchased options	(2,312)
Accounts payable	271,824	(21,714)
Accrued major maintenance	16,353	8,493
Taxes accrued	882	20,100
Other, net	6,980	(6,147)
	105,756	120,746
CASH FLOWS Used in INVESTING:
Regulated operations construction expenditures (less
allowance for other than borrowed funds used during
construction)	(45,631)	(41,019)
Unregulated generation construction expenditures and
Investments	(31,397)	(40,650)
Other construction expenditures and investments	(9,323)	71
Acquisitions	(573,780)
	(660,131)	(81,598)

CASH FLOWS Provided by (Used in) FINANCING:
Issuance of long-term debt	396,594
Retirement of long-term debt	(16,743)	(83,628)
Funds on deposit with trustees
and restricted funds		13,268
Short-term debt, net	224,892	29,388
Cash dividends paid on common stock	(47,488)	(45,000)
	557,255	(85,972)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	2,880	(46,824)
Cash and temporary cash investments at January 1	18,021	65,984
Cash and temporary cash investments at March 31	$ 20,901	$ 19,160

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 57,250	$ 37,501
Income taxes	15,173	5,517
Non cash investing activities:
On March 16, 2001, the Company acquired Global Energy Markets from Merrill Lynch.
The purchase agreement commits the Company to issue a two percent equity interest of Allegheny Energy Supply Company, LLC to Merrill Lynch upon approval by the Security and Exchange Commission or, if approval is not granted, to make a cash payment of
$115.0 million plus interest from March 16, 2001.
See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.
5

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
ASSETS:	2001	2000
Property, Plant, and Equipment:
Regulated operations	$ 5,433,091	$ 5,550,699
Unregulated generation	3,899,344	3,749,453
Other	34,661	25,341
Construction work in progress	308,751	181,476
	9,675,847	9,506,969
Accumulated depreciation	(4,032,132)	(3,967,631)
	5,643,715	5,539,338
Investments and Other Assets:
Excess of cost over net assets acquired	597,973	216,411
Benefit plans' investments	101,894	100,594
Unregulated investments	51,667	44,246
Other	9,935	2,238
	761,469	363,489
Current Assets:
Cash and temporary cash investments	20,901	18,021
Accounts receivable:
Electric service	831,013	538,847
Gas	62,690	47,250
Other	27,983	18,366
Allowance for uncollectible accounts	(33,487)	(36,410)
Materials and supplies - at average cost:
Operating and construction	99,152	98,664
Fuel	47,439	43,754
Prepaid taxes	92,780	76,896
Deferred income taxes	21,182	15,665
Commodity contracts	553,296	234,538
Other, including current portion of regulatory assets	63,982	72,304
	1,786,931	1,127,895
Deferred Charges:
Regulatory assets	564,721	579,801
Unamortized loss on reacquired debt	31,083	31,645
Other	53,172	54,849
	648,976	666,295

Total Assets	$ 8,841,091	$ 7,697,017

6

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 153,045	$ 153,045
Other paid-in capital	1,044,085	1,044,085
Retained earnings	965,160	943,281
Treasury stock (at cost)	(398,407)	(398,407)
Other comprehensive income	(1,299)	(1,323)
	1,762,584	1,740,681

Preferred stock	74,000	74,000
Long-term debt and QUIDS	2,938,770	2,559,510
	4,775,354	4,374,191
Current Liabilities:
Short-term debt	947,121	722,229
Long-term debt due within one year	160,953	160,184
Accounts payable	658,570	386,746
Taxes accrued:
Federal and state income	54,529	31,229
Other	60,505	82,923
Interest accrued	45,401	39,864
Adverse power purchase commitments	24,839	24,839
Payroll accrued	42,624	50,446
Commodity contracts	335,442	224,591
Other, including current portion of regulatory
liabilities	188,082	55,926
	2,518,066	1,778,977
Deferred Credits and Other Liabilities:
Unamortized investment credit	107,411	109,135
Deferred income taxes	903,039	888,303
Obligation under capital leases	36,062	34,437
Regulatory liabilities	116,978	121,327
Adverse power purchase commitments	272,128	278,338
Other	112,053	112,309
	1,547,671	1,543,849

Total Capitalization and Liabilities	$ 8,841,091	$ 7,697,017

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.

7

ALLEGHENY ENERGY, INC.
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited
	March 31,	March 31,
	2001	2000

Consolidated net income	$69,367	$15,890
Other comprehensive income (loss):
Unrealized gains on
available-for-sale securities	165
Unrealized gains (losses) on cash flow hedges
Cumulative effect of accounting change -
gain on cash flow hedges	1,478
Unrealized (loss) of cash flow hedges for
the period	(1,619)
Net unrealized loss on cash flow hedges	(141)
Total other comprehensive income (loss)	24
Consolidated comprehensive income	$69,391	$15,890

ALLEGHENY ENERGY, INC.

Notes to Consolidated Financial Statements

1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 7 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001; and the results of operations, cash flows, and comprehensive income for three months ended March 31, 2001 and 2000. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. On March 16, 2001, the Company acquired Global Energy Markets (G.E.M.) the energy commodity marketing and trading business of Merrill Lynch Capital Services (Merrill Lynch).

The identifiable assets acquired were recorded at estimated fair values. Consideration paid and assets acquired were as follows:

(Millions of Dollars)
Cash purchase price	$489.2
Commitment for equity interest in subsidiary	115.0
Direct costs of the acquisition	6.4
Total acquisition cost	610.6
Less: estimated fair value of assets acquired
Commodity contracts	220.2
Property, plant, and equipment	2.3
Other assets	4.4
Excess of cost over net assets acquired	$383.7

The Company's acquisition of G.E.M. from Merrill Lynch included the following:

- The majority of the existing energy trading contracts of G.E.M. (certain   specific energy trading contracts remained with Merrill Lynch)

- Employees engaged in energy trading activities that accepted employment   with Allegheny Energy Supply Company, LLC, (Allegheny Energy Supply)

- Rights to certain intellectual property

- Memberships in exchanges or clearinghouses

- Other tangible property

The Company acquired this business for approximately $489.2 million in cash plus a two percent interest in Allegheny Energy Supply. The Company financed the acquisition by the issuance of $400.0 million 7.80% medium term notes due 2011 with the balance funded with short-term debt.

The commitment for issuance of equity interest in Allegheny Energy Supply is contingent on approval by the Securities and Exchange Commission (SEC). If such approval is not granted, the Company is required to make cash

Allegheny Energy, Inc.

payment of $115.0 million plus interest from March 16, 2001. This amount has been recorded as a current liability on the consolidated balance sheet.

The acquisition was recorded using the purchase method of accounting and, accordingly, the Consolidated Statement of Operations includes the results of Allegheny Energy Global Markets, LLC beginning March 16, 2001.

The excess of cost over net assets acquired will be amortized by the straight-line method over 15 years.

The acquisition is immaterial for the purpose of providing the supplemental disclosures required by Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

3. At March 31, 2001, the Company owned all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies, after elimination of intercompany transactions.

4. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

5. Allegheny Energy Supply enters into contracts for the purchase and sale of electricity in the wholesale market. Allegheny Energy Supply's wholesale market activities consist of buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of these are forward contracts representing commitments to purchase and sell at fixed prices in the future. These contracts require physical delivery. Allegheny Energy Supply also uses option contracts for the purchase and sale of electricity at fixed prices in the future. These option contracts are normally settled as financial transactions.

On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading unit of Merrill Lynch Capital Services (Merrill Lynch). This acquisition significantly increased the volume and scope of Allegheny Energy Supply's energy commodity marketing and trading activities. G.E.M. activities include the marketing and trading of electricity, natural gas, and other energy commodities using both over-the-counter contracts and exchange-traded contracts, such as the New York Mercantile Exchange (NYMEX).

As part of the acquisition of G.E.M. from Merrill Lynch on March 16, 2001, Allegheny Energy Supply gained long-term contractual control of 1,000 MW of natural gas-fired generating capacity at three generating stations with capacity totaling about 4,000 MW in Southern California. In this transaction, Allegheny Energy Supply acquired the rights through 2018 to call up to 25% of the total available generating capacity of the three stations at a price based on an indexed gas price and a heat rate that varies with the amount of energy called. Allegheny Energy Supply is required to pay annual capacity payments of approximately $42 million in 2001 increasing over time to approximately $52 million in 2018.

Allegheny Energy, Inc.

Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," requires contracts entered into in connection with energy trading be marked to fair value on the balance sheet, with all changes in fair value recorded as gains and losses on the statement of operations. The Company records the contracts used in Allegheny Energy Supply's wholesale marketing activities, which include Allegheny Energy Global Energy Markets, LLC at fair value on the balance sheet, with all changes in fair value recorded as gains and losses on the statement of operations in operating revenues unregulated generation. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. For instruments that do not have quoted market prices, primarily physical contracts, over-the-counter options and swaps, fair values are estimated by management using available market data and pricing models including estimates for commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

The Company's California contracts are unique given the long-term nature of the transactions and are valued using a proprietary pricing model. Inputs to the model include estimated forward gas and power prices, interest rates, estimates of market volatility for gas and power prices and the correlation of gas and power prices. The estimated fair value represents management's best estimate of an amount that could be realized in an actual transaction. However, the fair value could vary materially from the amount that could be actually realized.

The energy commodity contracts representing an unrealized gain position are reported as "Commodity Contract" assets in the current assets section of the balance sheet. The energy commodity contracts representing an unrealized loss position are reported as "Commodity Contract" liabilities in the current liabilities section of the balance sheet. At March 31, 2001, the fair value of the "Commodity Contract" assets and liabilities was $553.3 million and $335.4 million, respectively. A net unrealized gain of $38.1 million, before tax, was recorded to the statement of operations in operating revenues unregulated generation to reflect the change in fair value of the energy commodity contracts for the first quarter of 2001. See note 13 for additional information regarding commodity contracts and unrealized gains and losses.

6. On October 5, 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement to implement a restructuring plan for Monongahela Power Company (Monongahela Power). The plan allowed Monongahela Power's approximately 29,000 Ohio customers to choose their electricity supplier starting January 1, 2001. Below are the highlights of the plan.

- Monongahela Power is permitted to transfer approximately 352 MW of Ohio   jurisdictional generating assets to Allegheny Energy Supply, at net book   value. The Company expects to transfer these assets during the second    quarter of 2001.

- Residential customers will receive a five percent reduction in the   generation portion of their electric bills during a five-year market   development period that began on January 1, 2001. These rates will be   frozen for the five years.

Allegheny Energy, Inc.

- For commercial and industrial customers, existing generation rates will   be frozen at the current rates for the market development period, which   began on January 1, 2001. The market development period is three years    for large commercial and industrial customers and five years for small   commercial customers.

- Monongahela Power will collect from shopping customers a regulatory   transition charge of $0.0008 per kilowatt-hour (kWh) for the market   development period.

- Allegheny Energy Supply will be permitted to offer competitive generation   service throughout Ohio.

7. On May 25, 2000, The Potomac Edison Company (Potomac Edison) filed an application with the Virginia State Corporation Commission (Virginia SCC) to separate its approximately 380 MW of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its transmission and distribution (T&D). On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan permitting the transfer, at book value, of its Virginia jurisdictional generating assets to Allegheny Energy Supply. Potomac Edison transferred these assets to Allegheny Energy Supply on August 1, 2000.

In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding that includes the following:

- Effective with bills rendered on or after August 7, 2000, base rates were   reduced by $1 million.

- Potomac Edison will not file for a base rate increase prior to January 1,   2001.

- The fuel rate was rolled into base rates effective with bills rendered on   or after August 7, 2000. A fuel rate adjustment credit was also   implemented on that date, reducing annual fuel revenues by $750,000.    Effective August 2001, the fuel rate adjustment credit will drop to   $250,000. Effective August 2002, the fuel rate adjustment credit will be   eliminated.

- Potomac Edison agreed to operate and maintain its distribution system   in Virginia at or above historic levels of service quality and   reliability.

- Potomac Edison agreed, during a default service period, to contract for   generation service to be provided to customers at rates set in accordance   with the Virginia Electric Utility Restructuring Act.

On August 10, 2000, Potomac Edison applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary of Potomac Edison). On December 14, 2000, the Virginia SCC approved the transfer. Potomac Edison anticipates that the transfer to Allegheny Energy Supply will occur during the second quarter of 2001, after receiving final approval from the SEC.

The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act to allow for default service to

Allegheny Energy, Inc.

be provided based on market rates after the capped rate period ends July 1, 2007.

8. On March 31, 2001, the Company's reserve for adverse power purchase commitments was $297.0 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

9. The components of consolidated comprehensive income for the three months ended March 31, 2001 and March 31, 2000, were as follows:
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Consolidated net income	$69.4	$15.9
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	.1
Unrealized gains (losses) on cash flow hedges
Cumulative effect of accounting change - gain on cash	1.5
flow hedges
Unrealized (loss) of cash flow hedges for the period	(1.6)
Net unrealized loss on cash flow hedges	(.1)
Total other comprehensive income (loss)
Consolidated comprehensive income	$69.4	$15.9

The Company holds stock classified as available-for-sale marketable securities in accordance with Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income. Since the decline in the market value of the securities is considered temporary, the Company does not expect the unrealized loss on the securities classified in other comprehensive income to be reclassified to earnings.

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of March 31, 2001, the fair value of these cash flow hedge contracts was a liability of $.1 million. The total change in fair value for these cash flow hedge contracts of $1.6 million was also recorded in other comprehensive income, resulting in a ending balance of $(.1) million in other comprehensive income for these cash flow hedge contracts. Management anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of March 31, 2001, a loss of $.1 million) will be reclassified to earnings during July and August of 2001 when the hedged transactions are executed. See Note 13 for additional details.

Allegheny Energy, Inc.

10. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

	March	December
	2001	2000
	(Millions of Dollars)
Property, plant, and equipment	$ 4,998.1	$ 4,233.9
Amounts under construction included above	160.9	123.0
Accumulated depreciation	(2,338.2)	(2,063.4)

11. The Company's principal operating segments are regulated operations, unregulated generation, and other. Prior to the second quarter of 2000, the Company reported operating segments consisting of utility and nonutility operations. The Company has restated prior period segment information.

The regulated operations segment, previously reported as the utility segment, consists primarily of the subsidiaries Monongahela Power, including Mountaineer Gas Company (Mountaineer Gas), Potomac Edison, and the West Penn Power Company (West Penn). The regulated operations segment operates electric T&D systems and natural gas distribution systems and generates electric energy in the West Virginia jurisdiction that has delayed the implementation of deregulation of electric generation.

The unregulated generation segment, previously reported in the nonutility segment, consists primarily of the Company's subsidiaries Allegheny Energy Supply and its majority-owned subsidiary Allegheny Generating Company. Allegheny Energy Supply is an unregulated energy production and energy marketing subsidiary that markets competitive wholesale electricity and retail electricity in states where customer choice has been implemented. Allegheny Generating Company owns and sells generating capacity to its parents, Allegheny Energy Supply and Monongahela Power.

The other segment, previously reported in the nonutility segment, consists of Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary, which develops new business opportunities including telecommunications.

Allegheny Energy, Inc.

Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company's consolidated financial statements.
	Three Months Ended
	March 31
	2001	2000
	(Thousands of Dollars)
Operating Revenues:
Regulated operations	$ 817,554	$638,379
Unregulated generation	1,339,771	376,021
Other	7,612	3,197
Eliminations	(350,596)	(150,807)
Depreciation and amortization:
Regulated operations	45,231	52,318
Unregulated generation	19,975	11,078
Other	181	265
Federal and State Income Taxes:
Regulated operations	46,734	44,646
Unregulated generation	21,271	12,552
Other	(896)	49
Operating Income:
Regulated operations	107,624	107,790
Unregulated generation	54,672	32,238
Other	(1,357)	102
Interest Charges and Preferred
Dividends
Regulated operations	50,336	51,993
Unregulated generation	15,286	5,034
Other
Eliminations	(2,232)	(3,777)
Consolidated Income Before extraordinary charge and
cumulative effect of accounting change:
Regulated operations	60,670	64,004
Unregulated generation	41,521	22,430
Other	(1,677)	(39)
Extraordinary Charge, Net:
Regulated operations		(70,505)
Cumulative Effect of Accounting Change, Net:
Unregulated generation	(31,147)
Capital Expenditures:
Regulated operations	45,891	41,506
Unregulated generation	31,397	40,650
Other	9,323	(71)

	March 31	December 31
	2001	2000
Identifiable Assets:
Regulated operations	$ 5,006,217	$ 4,918,316
Unregulated generation	3,753,686	2,714,607
Other	81,188	64,094

See Note 15 for a discussion of extraordinary charge net.
See Note 13 for a discussion of cumulative effect of accounting change, net.

Allegheny Energy, Inc.

12. Common stock dividends per share declared during the periods for which income statements are included are as follows:

	2001		2000
	Number of Shares	Amount per Share	Number of Shares	Amount per Share

First Quarter	110,436,317	$.43	110,436,317	$.43

13. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The statements require that an entity recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income until the related hedged transaction is recognized. Hedge accounting requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its cash flow hedge contracts. An offsetting amount was recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply has two principal risk management objectives regarding these cash flow hedge contracts. First, Allegheny Energy Supply has a contractual obligation to service the instantaneous demands of its customers. When this instantaneous demand exceeds the Allegheny Energy Supply's available electric generating capability, it must enter into contracts providing for the purchase of electricity to meet the obligation to the customer. Second, the price of electricity is subject to price volatility. This volatility is the result of many market forces, including the weather, and tends to be the highest during the summer months. To ensure that energy market movements do not cause a significant degradation in earnings Allegheny Energy Supply enters into fixed price electricity purchase contracts.

As of March 31, 2001, the fair value of these cash flow hedge contracts was a liability of $.1 million. The total change in fair value for these cash flow hedge contracts of $1.6 million was also recorded in other

Allegheny Energy, Inc.

comprehensive income, resulting in an ending balance of $(.1) million in other comprehensive income for these cash flow hedge contracts. Allegheny

Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of March 31, 2001, a loss of $.1 million) will be reclassified to earnings during July and August of 2001 when the hedged transactions are executed.

Allegheny Energy Supply also has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, Allegheny Energy Supply recorded an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts. The majority of this liability was related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. As of March 31, 2001, the net fair value of these contracts was $39.1 million. The total change in fair value of $13.2 million ($7.9 million net of tax) for these contracts during the first quarter was recorded as an unrealized gain in operating revenues unregulated generation on the statement of operations.

14. Commitments and Contingencies

The Company is required to make annual capacity payments through 2018 under an agreement acquired on March 16, 2001.

The table below shows the amount of the capacity payments for each of the next 5 years and in aggregate for the term of the agreement as of March 31, 2001:
Amount
(Millions of Dollars)

2001	$ 31.3
2002	41.7
2003	43.9
2004	45.8
2005	46.2
Thereafter	611.2
Total Capacity Payments	$820.1

See Note 5 to the consolidated financial statements for additional details.

Allegheny Energy, Inc.

15. West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC).

However, further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended

April 14, 2001. Final legislative activity regarding implementation of the deregulation plan has been postponed for a year. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002. Among the provisions of the plan are the following:

- Customer choice will begin for all customers when the plan is   implemented.

- Rates for electricity service will be unbundled at current levels and   capped for four years, with power supply rates transitioning to market   rates over six years for the residential and small commercial   customers.

- After year seven, the power supply rate for large commercial and   industrial customers will no longer be regulated.

- The Company is permitted to file a petition seeking W.Va. PSC approval to   transfer its West Virginia jurisdictional generating assets of its   Monongahela Power subsidiary (approximately 2,004 MW) to its   unregulated generation company, Allegheny   Energy Supply, at book value.

- The Company will recover the cost of its non-utility generation contracts   through a series of surcharges applied to all customers over 10 years.

- Large commercial and industrial customers received a 3% rate reduction   effective July 1, 2000.

- A special "Rate Stabilization" account of $56.7 million has been   established for residential and small business customers to mitigate the   impact of the market price of power as determined by the W.Va. PSC.

In 1997, the EITF issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the FASB SFAS No. 71 to that separable portion of its business.

Allegheny Energy, Inc.

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

16. Subsequent Events

Allegheny Energy, Inc. Issues Common Shares

On May 2, 2001, the Company announced that it had closed the public offering of its common stock, selling a total of 14.26 million shares.

The approximately $667 million net proceeds from the offering were used to fund the Company's announced acquisition of generating facilities in the Midwest and for other corporate purposes.

Purchase of Mid-west Generating Facilities

On May 3, 2001, the Company announced that its unregulated generation subsidiary, Allegheny Energy Supply, completed the business acquisitions of 1,710 MW of natural gas-fired merchant generating capacity in three Midwest states from Enron North America, a wholly owned subsidiary of Enron Corp. Allegheny Energy Global Markets will market output from the three facilities.

The approximately $1.048 billion purchase price for the Midwest acquisitions was financed through the proceeds of a $550 million bridge loan and $498 million of the proceeds of the common stock offering.

ALLEGHENY ENERGY, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER OF 2001 WITH

FIRST QUARTER OF 2000

     The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Allegheny Energy, Inc.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to the Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in the estimated fair value of commodity contracts; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Transfer of Generation Assets

Virginia Separation Plan

     On July 11, 2000, the Virginia State Corporation Commission (SCC) issued an order approving The Potomac Edison Company's (Potomac Edison's) separation plan that provided for the transfer of its Virginia jurisdictional generating assets at book value to Allegheny Energy Supply, Company, LLC (Allegheny Energy Supply). In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; Potomac Edison would not file for a base rate increase prior to January 1, 2001; and the fuel rate would be rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit will drop to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, Potomac

Allegheny Energy, Inc.

Edison has agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability,

and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

     On August 10, 2000, Potomac Edison filed an application with the Virginia SCC to transfer the hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a wholly-owned subsidiary of Potomac Edison). On December 14, 2000, the Virginia SCC approved the transfer. Potomac Edison anticipates the transfer will occur during the second quarter of 2001, after receiving final approval from the Securities and Exchange Commission (SEC). In 2001, Green Valley Hydro, LLC will become a subsidiary of Allegheny Energy Supply.

     All Virginia utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan with the Virginia SCC on December 19, 2000. Many of the financial aspects of Virginia restructuring for Potomac Edison have already been addressed in Phase I.

West Virginia Transfer of the Monongahela Power Company's (Monongahela Power) Generation Assets to Allegheny Energy Supply

     In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government and other changes conforming to the plan and authorizing implementation. The plan provides for all customers to have choice of a generation supplier and allows the Monongahela Power Company (Monongahela Power) to transfer the West Virginia portion (approximately 2,004 MW of owned capacity and 78 megawatts (MW) capacity in generating units at which the Company does not exercise control over 100% of the facility) of its generation assets to Allegheny Energy Supply. The 2001 legislative session ended April 14, 2001. Final legislative activity regarding implementation of the deregulation plan has been postponed for a year. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. All parties anticipate that legislative action to implement the West Virginia plan will be sought in 2002.

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generation assets of Monongahela Power. In part, the order requires that after implementation of the deregulation plan, Monongahela Power file a petition seeking a W.Va. PSC finding that the proposed transfer of generation assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits Monongahela Power to submit a petition to the W.Va. PSC seeking approval to transfer its West Virginia generation assets prior to the implementation of the deregulation plan. A filing before implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000, with a supplemental filing on October 31, 2000, Monongahela Power filed a petition seeking W.Va. PSC approval to transfer its West Virginia generating assets to Allegheny

Allegheny Energy, Inc.

Energy Supply contemporaneously with the transfer of its Ohio generation assets.

Ohio Transition Plan

     On October 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement that implemented a restructuring plan for Monongahela Power. This restructuring plan allowed Ohio customers of Monongahela Power to choose their generation supplier starting January 1, 2001. Also, Monongahela Power is permitted to transfer the Ohio portion (approximately 352 MW) of its generation assets to Allegheny Energy Supply at net book value on or after January 1, 2001. Monongahela Power expects to transfer these assets before the end of the second quarter of 2001. Additionally, the plan provides for the following: Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period which began on January 1, 2001, and these rates will be frozen for five years; for commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which began on January 1, 2001 (the market development period is three years for large commercial and industrial customers and five years for small commercial customers); Monongahela Power will collect from shopping customers a regulatory transition charge of $0.0008 per kWh for the market development period; and, Allegheny Energy Supply is permitted to offer competitive generation service throughout Ohio.

Other Rate Matters

Monongahela Power

     On October 11, 2000, the W.Va. PSC approved an interim increase on the commodity rate for gas customers of Monongahela Power (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On December 11, 2000, the W.Va. PSC approved additional increases for bills rendered on and after January 1, 2001, through November 30, 2001 (total revenue increase for the twelve-month period of $5.7 million or 25.1%). The commodity rate is the portion of the bill that reflects the cost of gas, which increased significantly during 2000. The W. Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001, through April 30, 2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows Monongahela Power full recovery of these costs but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment mechanism. Under the Purchased Gas Adjustment procedure, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

     On January 4, 2001, Mountaineer Gas filed for a rate increase with the W.Va. PSC in response to significant increases in the market price for natural gas. If natural gas prices remain at levels as of January 2, 2001, the proposed overall rates will increase approximately 39 percent ($67

Allegheny Energy, Inc.

million) over present rates. The W.Va. PSC postponed the effective date until November 1, 2001, which follows normal PSC practice. The conclusion of the current rate moratorium on November 1, 2001 coincides with the expiration of Mountaineer Gas's supply agreement with its primary natural gas supplier. The evidentiary hearing in this case has been scheduled for July 24, 2001.

Potomac Edison

     Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates. This increase is a result of the phase-in of the rate increase approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run Public Utility Regulatory Policy Act (PURPA) project, was filed with the Maryland PSC on July 30, 1998, and was approved on October 27, 1998. The Maryland PSC approved rates to each customer class on December 22, 1998. Under the terms of the agreement, Potomac Edison increased its rates about 4% in each of the years 1999, 2000, and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that Potomac Edison share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, was distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000 through April 30, 2001. Based on financial results filed with the Maryland PSC, Potomac Edison does not believe any earnings sharing is applicable to the year 2000 operations.

Acquisition of Global Energy Markets

     On March 16, 2001, the Company acquired Global Energy Markets (G.E.M.), the energy commodity marketing and trading business of Merrill Lynch Capital Services (Merrill Lynch). The acquired business will operate in New York City under the name Allegheny Energy Global Markets, LLC. The new company has responsibility for all commodity risk management activities within Allegheny Energy Supply.

Allegheny Energy Supply Agrees to Provide Long-Term Power to California Energy Market

     On March 22, 2001, the Company announced that Allegheny Energy Supply signed a long-term, fixed-price power sales agreement with the California Department of Water Resources (CDWR), the electricity buyer for the state of California. The $4.5-billion contract is for a 10-year period.

     Under the terms of the contract, Allegheny Energy Supply has committed to sell up to 1,000 MW of electricity from supply contracts it has secured from generating plants in the Western Systems Coordinating Council Region through its energy marketing, trading, and risk management subsidiary, Allegheny Energy Global Markets, LLC. Deliveries began in late March 2001, with contract volumes increasing from 150 MW to 1,000 MW over the life of the contract.

Allegheny Energy, Inc.

Regional Transmission Organization

     On March 15, 2001, Monongahela Power, Potomac Edison, and West Penn Power Company (West Penn), and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal by June 15, 2001, affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region will benefit from the expanded energy market and enhancements to the transmission system's reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

     PJM West will provide transmission service to all market participants in accordance with the requirements of FERC Order 2000, while simultaneously expanding the PJM market. The arrangement will, for the first time, expand the PJM system management concepts beyond a single control area with the potential to result in a significantly larger energy market.

     The timeline set out in the filing calls for implementation by January 1, 2002. Under the PJM West concept, an office would be created and staffed and the PJM West Transmission Owners would transfer monitoring and functional control of their transmission systems to PJM. Additionally, the existing PJM regional market would be expanded to cover the PJM West operating territory.

Allegheny Energy, Inc. Issues Common Shares

     On May 2, 2001, the Company announced that it had closed the public offering of its common stock, selling a total of 14.26 million shares.

     The approximately $667 million net proceeds from the offering were used to fund the Company's announced acquisition of generating facilities in the Midwest and for other corporate purposes.

Purchase of Mid-west Generating Facilities

     On May 3, 2001, the Company announced that its unregulated generation subsidiary, Allegheny Energy Supply, completed the business acquisitions of 1,710 MW of natural gas-fired merchant generating capacity in three Midwest states from Enron North America, a wholly owned subsidiary of Enron Corp. The acquisition gives the Company more than 14,000 MW of total generating capacity that it will own or control by 2005. Allegheny Energy Global Markets will market output from the three facilities.

     The approximately $1.048 billion purchase price for the Midwest acquisitions was financed through the proceeds of a $550 million bridge loan and 498 million of the proceeds of the common stock offering.

Allegheny Energy, Inc.

Potential New Accounting Standard

     The Financial Accounting Standards Board (FASB) has been reconsidering Accounting Principles Board (APB) Opinions No. 16, "Business Combinations" and No. 17, "Intangible Assets". The FASB expects to vote on both final Statements in late June and issue the Statements in mid-July 2001. Although the FASB has not made a final decision, it has indicated that amortization of goodwill would be terminated. The Company's current pretax annualized goodwill amortization is approximately $30.7 million.

Review of Operations

EARNINGS SUMMARY

	Consolidated Net Income
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$ 60.7	$ 64.0
Unregulated generation	41.5	22.4
Other	(1.7)
Consolidated income before extraordinary charge
and cumulative effect of accounting change	100.5	86.4
Extraordinary charge, net		(70.5)
Cumulative effect of accounting change, net	(31.1)
Consolidated net income	$ 69.4	$ 15.9

	Earnings Per Share
	Three Months Ended
	March 31
	2001	2000
Regulated operations	$.55	$.58
Unregulated generation	.38	.20
Other	(.02)
Consolidated income before extraordinary charge
and cumulative effect of accounting change	.91	.78
Extraordinary charge, net		(.64)
Cumulative effect of accounting change, net	(.28)
Consolidated net income	$.63	$.14

     The increase in earnings for the first quarter of 2001 was driven by improved performance by the Company's unregulated business's net revenues (revenues less fuel, purchased power, and transmission by others). The increase in the first quarter 2001 unregulated net revenues includes the results of energy trading activities following the acquisition of the energy trading business from Merrill Lynch, which was completed on March 16, 2001. This includes a $4.5 billion California power supply contract entered into on March 22, 2001.

     The decrease in the earnings for the Company's regulated business for the first quarter of 2001 was due to the transfer of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to

Allegheny Energy, Inc.

unregulated generation in August 2000. This decrease was partially offset by the acquisition of Mountaineer Gas in August 2000.

     Allegheny Energy Supply has certain option contracts that meet the derivative criteria in Statement of Financial Accounting Standards (SFAS) No. 133, which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. See Note 13 to the consolidated financial statements for additional details.

     The extraordinary charge of $70.5 million, net of taxes, in the first quarter of 2000, reflects write-offs by the Company's regulated West Virginia subsidiaries, Monongahela Power and Potomac Edison, as a result of West Virginia legislation requiring deregulation of electric generation.

SALES AND REVENUES

     Total operating revenues for the first quarter of 2001 and 2000 were as follows:

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)
Operating revenues:
Regulated operations:
Electric	$ 643.7	$589.1
Gas	109.3	9.8
Choice	3.1	10.8
Bulk Power	43.2	14.3
Transmission and other energy services	18.2	14.4
Total regulated operations revenues	817.5	638.4
Unregulated generation:
Retail and other	72.1	57.4
Bulk power	1,267.7	318.6
Total unregulated generation revenues	1,339.8	376.0
Other	7.6	3.2
Eliminations	(350.6)	(150.8)
Total operating revenues	$1,814.3	$866.8

     The increase in regulated electric and gas revenues in first quarter 2001 was primarily due to an increase in number of customers, weather conditions, and the acquisition of Mountaineer Gas in August 2000.

     Choice revenues represent transmission and distribution (T&D) revenues from customers in West Penn's Pennsylvania, Potomac Edison's Maryland and Monongahela Power's Ohio distribution territories who chose suppliers to provide their energy needs. Pennsylvania, Maryland and Ohio deregulation gave West Penn, Potomac Edison and Mon Power's regulated customers the ability to choose another energy supplier. In the first quarter of 2001, all of West Penn's, Potomac Edison's Maryland, and Monongahela Power's Ohio regulated customers had the ability to choose. At March 31, 2001, less than 1% of those customers chose alternate energy suppliers. The decrease in choice revenues in the first quarter of 2001 was due primarily to the

Allegheny Energy, Inc.

decline in the number of West Penn customers choosing alternate energy suppliers.

     The increase in regulated operations bulk power for the three months ended March 2001 was primarily due to increased sales by Monongahela Power

To the Company's unregulated affiliate, Allegheny Energy Supply. In early 2000, a dispatch arrangement was put in place between regulated operations and unregulated generation. With this arrangement, regulated operations sells the amount of bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated operations when regulated load at time exceeds regulated generation. Such a relationship allows all of the Company's generation to be dispatched in a more efficient manner. In addition, $8.2 million in first quarter 2001 revenues was due to the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. This sale of output was part of a Maryland PSC settlement agreement with Potomac Edison which allows full recovery from Maryland customers of the purchased power costs incurred by Potomac Edison related to the AES Warrior Run facility in excess of the value of the power sold in the open market.

     In October 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates about 4.0% in 1999, 2000, and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged overearnings of $52 million for the same period.

     Total regulated operations revenues reflect not only changes in kilowatt (kWh) sales and base rate changes, but also changes in revenues from fuel and energy cost adjustment clauses (fuel clauses), which were applicable in all Company jurisdictions served, except for Pennsylvania. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction and the West Virginia jurisdiction for Monongahela Power and Potomac Edison, ceased to have a fuel clause. Effective August 7, 2000, a fuel clause ceased to exist for Potomac Edison's Virginia jurisdiction. Effective January 1, 2001, a fuel clause ceased to exist for Monongahela Power's Ohio jurisdiction.

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

     Regulated revenues in the first quarter 2001 include both gas sales and services, and electric revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999 and Mountaineer Gas purchased by Monongahela Power in August 2000. Because a significant portion of the gas sold by the Company's gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Purchased Gas Adjustment mechanism (fuel clause) continues to exist for West Virginia Power and may come into effect for Mountaineer Gas following its current three-year moratorium, which ends on October 31, 2001.

Allegheny Energy, Inc.

     There may be significant volatility in the spot prices for electricity at the wholesale level, which may significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity and their open commitments or previously concluded market positions that exist as such times.

     The increase in unregulated generation revenues reflects increased transactions by Allegheny Energy Supply in the unregulated marketplace to sell electricity to both wholesale and retail customers and is also due to having increased generation available for sale. The increased revenues were also due to in part to the results of the energy trading activities following the acquisition of the energy trading business from Merrill Lynch, which was completed on March 16, 2001. As a result of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania, two-thirds of West Penn's generation was freed up in the first quarter of 1999 and was available for sale into the unregulated marketplace by Allegheny Energy Supply, subject to its obligations under the full requirements contracts it entered into with West Penn. In the first quarter of 2000, the final one-third of West Penn's generation was similarly released and became available for sale into the deregulated marketplace. In addition, the Company transferred 2,100 MW of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply in August 2000. As a result, the unregulated generation segment had more generation available for sale into the deregulated marketplace in the first three months of 2001 and had concluded more commitments to sell generation in that marketplace, including sales to West Penn, Potomac Edison, and Monongahela Power to meet their provider of last resort obligations.

     The elimination between regulated operations, unregulated generation, and other revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

OPERATING EXPENSES

     Fuel expenses for the first quarter 2001 and 2000 were as follows:

Fuel Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$ 34.1	$ 71.5
Unregulated generation	111.8	64.2
Total fuel expenses	$145.9	$135.7

     Total fuel expenses increased in the first quarter of 2001 due to increased kWh's generated and increased average fuel prices.

     The decrease in fuel expenses for regulated operations and the increase in fuel expenses for unregulated generation for the first quarter of 2001 were due to fuel expenses associated with the transfer of Potomac Edison's generating assets from regulated operations to unregulated

Allegheny Energy, Inc.

Generation as a result of deregulation activities in Maryland, Virginia, and West Virginia.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and consists of the following items:

Purchased Power and Exchanges, Net
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations:
From PURPA generation*	$ 49.8	$ 46.3
Other purchased power	284.5	138.5
Total purchased power for
regulated operations	334.3	184.8
Power exchanges, net		7.2
Unregulated generation purchased
power	952.5	213.2
Eliminations	(323.0)	(146.6)
Purchased power and exchanges, net	$963.8	$258.6

*PURPA cost (cents per kWh)	5.7	5.2

     The increase in other regulated operations purchased power in the first quarter of 2001, was due primarily to West Penn's and Potomac Edison's purchase of power from their unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to their customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been freed up and transferred to Allegheny Energy Supply.

     The increase in unregulated generation purchased power in the first quarter ended March 31, 2001, was primarily due to purchases made by Allegheny Energy Global Markets, LLC, which was acquired by Allegheny Energy Supply on March 16, 2001. In addition, the increase was also due to power purchased to serve the provider of last resort load of West Penn and Potomac Edison and increased buy-sell transactions to optimize the value of unregulated generation assets.

     The elimination between regulated and unregulated purchased power is necessary to remove the effect of affiliated purchased power expenses.

Allegheny Energy, Inc.

     Gas purchases and production expenses for the first quarter of 2001 and 2000 were as follows:

Gas Purchases and Production

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$161.4	$5.7

     Gas purchases and production increased in the first quarter ended March 31, 2000, by $155.7 million. The increase in gas purchases and production was primarily due to purchases made by G.E.M. and the acquisition of Mountaineer Gas in August 2000.

     Other operation expenses for the first quarter of 2001 and 2000 were as follows:

Other Operation Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$102.0	$71.5
Unregulated generation	39.9	26.1
Other	9.4	2.7
Eliminations	(31.4)	(4.0)
Total other operation expenses	$119.9	$96.3

The increase in regulated operations other operation expense of $30.5 million for the three months ended March 31, 2001, was primarily due to Potomac Edison's lease generation payments to Allegheny Energy Supply and additional expenses related to the acquisition of Mountaineer Gas in August 2000.

     The increase in unregulated generation other operation expenses for the three months ended March 31, 2001, was $13.8 million. This increase was due to the increased purchasing of transmission capacity of electricity for delivery of energy to customers and expenses related to the transfer of generation assets from regulated operations to unregulated generation.

     The increase in other of $6.7 million for the three months ended March 31, 2001, was due primarily to the increased Allegheny Energy Solutions distributed generation business activities.

     The eliminations between regulated operations, unregulated generation, and other operation expenses is primarily to remove the effect of affiliated transmission purchases and Potomac Edison's lease of generating assets from Allegheny Energy Supply.

Allegheny Energy, Inc.

     Maintenance expenses for the first quarter of 2001 and 2000 were as follows:

Maintenance Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$39.0	$41.5
Unregulated generation	36.4	15.6
Other	.2
Total maintenance expense	$75.6	$57.1

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

     The decrease in regulated operations maintenance was primarily due to the transfer of generation assets from regulated operations to unregulated generation partially offset by the increased expenses related to the acquisition of Mountaineer Gas in August 2000.

     The increase in unregulated maintenance expenses for the first quarter ended March 31, 2001, was primarily due to increased power station maintenance expenses related to the transfer of generating assets from regulated operations to unregulated generation.

     Depreciation and amortization expenses for the first quarter of 2001 and 2000 were as follows

Depreciation and Amortization Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$45.2	$52.3
Unregulated generation	20.0	11.1
Other	.2	.3
Total depreciation and amortization expenses	$65.4	$63.7

Allegheny Energy, Inc.

     Total depreciation and amortization expenses for the first quarter of 2001 remained about the same as the first quarter of 2000. The decrease in regulated operations depreciation and amortization expenses reflects the transfer of generation assets from regulated operations to unregulated generation, offset in part by depreciation of new capital additions, including the acquisitions of Mountaineer Gas.

     Taxes other than income taxes for the first quarter of 2001 and 2000 were as follows:

Taxes Other than Income Taxes

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$39.4	$36.8
Unregulated generation	18.3	13.0
Other	.1	.1
Total taxes other than income taxes	$57.8	$49.9

     Total taxes other than income taxes increased $7.9 million in the first quarter of 2001 due to increased gross receipts taxes, increased West Virginia Business and Occupation taxes, and increased property taxes primarily related to the acquisition of Mountaineer Gas in August 2000, higher Pennsylvania state revenues and higher Pennsylvania personal property tax assessments as a result of deregulation.

Federal and State Income Taxes

     Federal and state income taxes for the first quarter of 2001 increased $9.9 million due to increased taxable income.

Other Income, Net

     Other income, net increased $3.7 million for the three months ended March 31, 2001, due to increased interest income on temporary cash investments and the gains on the sale of unregulated generation property.

Allegheny Energy, Inc.

     Interest on long-term debt and other interest for the first quarter of 2001 and 2000 were as follows:

Interest Expense
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)
Interest on long-term debt:
Regulated operations	$39.0	$39.7
Unregulated generation	10.5	5.4
Elimination		(3.8)
Total interest on long-term debt	49.5	41.3
Other interest:
Regulated operations	10.7	12.2
Unregulated generation	5.6	.6
Other
Elimination	(2.2)	(.6)
Total other interest	14.1	12.2
Total interest expense	$63.6	$53.5

     The increase in total interest on long-term debt in the first quarter ended March 31, 2001, of $8.2 million resulted from increased average long-term debt outstanding.

     The 2000 elimination between regulated operations and unregulated generation on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and also by West Penn and Potomac Edison. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of West Penn's and Potomac Edison's generating assets. West Penn and Potomac Edison continued to be co-obligors with respect to the pollution control debt through December 22, 2000.

     On December 22, 2000, the trustees of the pollution control notes released West Penn and Potomac Edison from their co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," West Penn and Potomac Edison derecognized the pollution control notes.

     Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $1.9 million for the first quarter ended March 31, 2001, resulted primarily from the increase in short-term debt outstanding.

     The other interest elimination between regulated operations, unregulated generation, and other is to remove the effect of affiliated interest expense.

Allegheny Energy, Inc.

Extraordinary Charge

     The extraordinary charge in the three months ended March 31, 2000, of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 15 to the consolidated financial statements for additional information.

Cumulative Effect of Accounting Change

     Allegheny Energy Supply has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. See Note 13 to the consolidated financial statements for additional information.

Other Comprehensive Income

     The components of other comprehensive income for the three months ended March 31, 2001, included an unrealized gain on available-for-sale securities of $.1 million and an unrealized loss on cash flow hedges of ($.1) million .

     The Company holds stock classified as available-for-sale marketable securities in accordance with FASB's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income.

     On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133. As of March 31, 2001, the fair value of these cash flow hedge contracts was a liability of $.1 million. The total change in fair value for these cash flow hedge contracts of $1.6 million was also recorded in other comprehensive income, resulting in a ending balance of $(.1) million in other comprehensive income for these cash flow hedge contracts.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions, and regulations and uncertainties related to environmental matters.

Allegheny Energy, Inc.

Internal Cash Flow

     Cash flows from operations in the first three months of 2001 declined $15.0 million from the 2000 period reflecting unrealized gains on commodity contracts and a net increase in accounts receivable and accounts payable due to energy trading activities.

     Cash flows used in investing increased $578.5 million from the comparable 2000 period. Construction expenditures during the first three months of 2001 were $86.4 million compared to $81.6 million in the first three months of 2000. In addition, in the first three months of 2001, Allegheny Energy Supply paid $495.6 million for acquisition of G. E. M. and $78.2 million for acquisition of interest in the Conemaugh Generating Station.

     Cash flows provided by (used in) financing increased $643.2 million from the comparable 2000 period due primarily to $396.6 million net proceeds from issuance of long-term debt, $195.5 increase in short-term debt financing, and a $66.9 million decrease in the retirement of long-term debt. On March 9, 2001, Allegheny Energy Supply issued $400.0 million of unsecured and insubordinated 7.80% notes due 2011 to pay for a portion of the cost of G.E.M. In March 2001, West Penn Funding, LLC redeemed $16.7 million of class A-1 6.32% transition bonds.

     As of March 31, 2001, $447.1 million of the $545 million line of credit with banks remained unused and available for future use.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $6.8 million for the nine months ended December 31, 2001, based on projected short-term borrowings.

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

     The Company is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and West Penn) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax

Allegheny Energy, Inc.

revenues for state and local governments. Virginia, and West Virginia are in the process of developing rules to implement choice.

Activities at the Federal Level

     While the Company continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. Two primary bills have been introduced in the U.S. Senate: S. 388, by Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's chief Democrat, Senator Jeff Bingaman of New Mexico. The relevant House committee of jurisdiction, Energy and Commerce, currently is focused on the California electricity emergency. At any rate, leadership officials in both the House and Senate are waiting for a full analysis of the Bush Administration's national energy strategy document before proceeding to formal consideration of the matter. Among issues that may be addressed during this process are the repeal or significant revision of Public Utility Holding Company Act (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April approved S. 206, legislation to repeal PUHCA. The Majority Leader must now decide when to schedule time for the legislation to be taken up by the full Senate .

Maryland Activities

     On June 7, 2000, the Maryland PSC approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison have had the right to choose an alternative electric provider since July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC's intent to impose a royalty fee to compensate   the utility for the use by an affiliate of the utility's name and/or logo   and for other "intangible or unqualified benefits;"

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

Allegheny Energy, Inc.

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on the asymmetric pricing issue has positive implications for Potomac Edison. However, depending on interpretations of the Maryland PSC's order and its application to Potomac Edison's factual situation, portions of the Maryland PSC order approved by the Court, for example the order's limitation on employee sharing, could have a material impact on Potomac Edison.

     Potomac Edison, and other Maryland gas and electric utilities, are considering appeals of the Circuit Court's decision to Maryland's Court of Special Appeals.

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

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30-day review period. The restructuring plan allowed the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained over 99% of its Pennsylvania customers as of March 31, 2001.

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

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice,

Allegheny Energy, Inc.

funded through its regulatory tax. On December 12, 2000, the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally.

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

Energy Risk Management

     The Company is exposed to a variety of commodity-driven risks associated with the wholesale and retail marketing of electricity, including the generation, procurement, and marketing of power. The Company is mandated by its Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

     The Company's wholesale and retail activities principally consist of marketing and buying and selling over-the-counter forward and NYMEX future contracts for the purchase and sale of natural gas and electricity. The majority of these contracts represent commitments to purchase or sell natural gas and electricity at fixed prices in the future. Except for the NYMEX contracts, these contracts require physical delivery of natural gas and electricity.

Allegheny Energy, Inc.

     The Company also uses option contracts to buy and sell natural gas and electricity at fixed prices in the future. These option contracts are generally entered into for risk management purposes. The risk management activities focus on management of volume risks (supply), operational risks (plant outages), and market risks (energy prices).

     The Company has entered into long-term contractual obligations for sales of electricity to other load-serving entities, municipalities, retail load aggregators, and other entities.

     The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee chaired by the Chief Executive Officer and composed of senior management. An independent risk management group, operating separately from the businesses actively managing these risk exposures, monitors market risks to ensure compliance with the Policy.

     Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generating assets and contractual generation under its control to back positions on physical transactions.

     A Value-at-Risk (VaR) model is used to measure the market exposure resulting from wholesale and retail activities. VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. As of March 31, 2001, the Company's VaR with respect to its wholesale and retail marketing of electricity for its unregulated generation segment, excluding the commodity price exposure related to the procurement of fuel for its owned generation, was estimated at $24 million assuming a one-day holding period and a 95% confidence level. As of December 31, 2000, the Company's 12-month average VaR with respect to its wholesale and retail marketing of electricity for its unregulated generation segment, excluding the commodity price exposure related to the procurement of fuel for its owned generation, was estimated at $12.3 million assuming a one-day holding period and a 95% confidence level.

     On March 16, 2001, the Company acquired G.E.M., the energy trading division of Merrill Lynch, including contractual control of 1,000 MW of generation in California. The VaR associated with this generation and other transactions in the Company's western United States portfolio accounts for the majority of the Company's VaR.

     To manage the Company's financial exposure to commodity price fluctuations in our energy trading, marketing, and risk management activities, the Company routinely enters into contracts, such as electricity purchase and sale commitments, to hedge the Company's risk exposure. However, the Company does not hedge the entire exposure of the Company's operations from commodity price volatility for a variety of reasons. To the extent the Company does not hedge against commodity price volatility, the Company's results of operations and financial position may

Allegheny Energy, Inc.

be affected either favorably or unfavorably by a shift in the future price curves.

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

     The Company is engaged in various trading activities in which counterparties primarily include electric and gas utilities, oil and gas exploration and production companies, and energy marketers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration in customers in the electric and gas utility and oil and gas exploration and production industries. These concentrations in customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Based on its policies, exposures, and credit and other reserves, the Company does not currently anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

     Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Corporate Energy Risk Control Policy. Also, the Company provides appropriate reserves for commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

     The Company entered into long-term arrangements (terms of 12 months or longer) to purchase approximately 90 percent of its base fuel requirements for its owned generation in 2000. The Company depends on short-term arrangements and spot purchases for its remaining requirements. Until 2005, the Company expects to meet its total coal requirements for its generating assets under existing contracts or from known suppliers.

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

Allegheny Energy, Inc.

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

     On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of the two cash flow hedge contracts. An offsetting amount was recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply has two principal risk management objectives regarding these cash flow hedge contracts. First, Allegheny Energy Supply has a contractual obligation to service the instantaneous demands of its customers. When this instantaneous demand exceeds Allegheny Energy Supply's electric generating capability, it must enter into contracts providing for the purchase of electricity to meet this shortage. Second, the price of electricity is subject to price volatility. This volatility is the result of many market forces, including the weather, and tends to be the highest during the summer months. To ensure that energy market movements do not cause a significant degradation in earnings Allegheny Energy Supply enters into fixed price electricity purchase contracts.

     Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts will be reclassified to earnings during July and August of 2001, when the hedged transactions are recorded. As of March 31, 2001, the fair value of these two cash flow hedge contracts was ($.1) million. The loss of $1.6 million resulting from the change in fair value of these contracts was recorded in other comprehensive income.

     Allegheny Energy Supply also has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, Allegheny Energy Supply recorded an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts. The majority of this liability was related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. As of March 31, 2001, the net fair value of these contracts was $39.1 million. The total change in fair value of $13.2

Allegheny Energy, Inc.

million ($7.9 million net of tax) for these contracts during the first quarter was recorded as an unrealized gain in "Revenues - unregulated generation" on the consolidated statement of operations.

Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to a variety of commodity-driven risks associated with the wholesale and retail marketing of electricity, including the generation, procurement, and marketing of power. The Company is mandated by its Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

     The Company's wholesale and retail activities principally consist of marketing and buying and selling over-the-counter forward and NYMEX future contracts for the purchase and sale of natural gas and electricity. The majority of these contracts represent commitments to purchase or sell natural gas and electricity at fixed prices in the future. Except for the NYMEX contracts, these contracts require physical delivery of natural gas and electricity.

     The Company also uses option contracts to buy and sell natural gas and electricity at fixed prices in the future. These option contracts are generally entered into for risk management purposes. The risk management activities focus on management of volume risks (supply), operational risks (plant outages), and market risks (energy prices).

     The Company has entered into long-term contractual obligations for sales of electricity to other load-serving entities, municipalities, retail load aggregators, and other entities.

     The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee chaired by the Chief Executive Officer and composed of senior management. An independent risk management group, operating separately from the businesses actively managing these risk exposures, monitors market risks to ensure compliance with the Policy.

     Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generating assets and contractual generation under its control to back positions on physical transactions.

     A (VaR) model is used to measure the market exposure resulting from wholesale and retail activities. VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. As of March 31, 2001, the Company's VaR with respect to its wholesale and retail marketing of electricity for its unregulated generation segment, excluding the commodity price exposure related to the procurement of fuel for its owned generation, was estimated at $24 million assuming a one-day holding period and a 95% confidence level. As of December 31, 2000, the Company's 12-month average VaR with respect to its wholesale and retail marketing of electricity for its unregulated generation segment, excluding the commodity price exposure related to the procurement of fuel for its owned generation, was estimated

Allegheny Energy, Inc.

at $12.3 million assuming a one-day holding period and a 95% confidence level.

     On March 16, 2001, the Company acquired G.E.M., the energy trading division of Merrill Lynch, including contractual control of 1,000 MW of generation in California. The VaR associated with this generation and other transactions in the Company's western United States portfolio accounts for the majority of the Company's VaR.

     To manage the Company's financial exposure to commodity price fluctuations in our energy trading, marketing, and risk management activities, the Company routinely enters into contracts, such as electricity purchase and sale commitments, to hedge the Company's risk exposure. However, the Company does not hedge the entire exposure of the Company's operations from commodity price volatility for a variety of reasons. To the extent the Company does not hedge against commodity price volatility, the Company's results of operations and financial position may be affected either favorably or unfavorably by a shift in the future price curves.

     Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty's financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate netting of cash flows, associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis.

     The Company is engaged in various trading activities in which counterparties primarily include electric and gas utilities, oil and gas exploration and production companies, and energy marketers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration in customers in the electric and gas utility and oil and gas exploration and production industries. These concentrations in customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Based on its policies, exposures, and credit and other reserves, the Company does not currently anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

     Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Corporate Energy Risk Control Policy. Also, the Company provides appropriate reserves for commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

     The Company entered into long-term arrangements (terms of 12 months or longer) to purchase approximately 90 percent of its base fuel requirements for its owned generation in 2000. The Company depends on short-term arrangements and spot purchases for its remaining requirements. Until 2005,

Allegheny Energy, Inc.

the Company expects to meet its total coal requirements for its generating assets under existing contracts or from known suppliers.

Subsequent Events

     On December 29, 2000, Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary of the Company, signed an agreement to acquire Leasing Technologies International, Inc. (TLI), a financial services firm that specializes in equipment financing solutions for emerging growth companies. Allegheny Ventures sent TLI a notice terminating the stock purchase agreement due to material adverse changes in LTI's business and its prospects. Allegheny Ventures believes the termination is justified. LTI has indicated that it believes the termination is unwarranted and has reserved the right to pursue legal actions.

     In April 2001, Allegheny Energy Supply consummated an operating lease transaction relating to construction of a 630 MW intermediate-load and peaking natural gas-fired facility in located in St. Joseph County, Indiana with expected commercial operation dates of 2003 for the peaking facility and 2005 for the intermediate-load facility. This transaction was structured to finance the purchase of turbines and transformers with a maximum commitment amount of $150 million. Upon completion of the equipment, a special purpose entity will lease the equipment to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $.9 million per month, commencing during the first half of 2004 through February 2007. Subsequently, Allegheny Energy Supply has the right to negotiate renewal terms or purchase the plant for the lessor's investment or sell the plant and pay the difference between the proceeds and the lessor's investment up to a maximum recourse amount of approximately $130 million.

     On May 11, 2001, the Company announced today that its electric generation subsidiary, Allegheny Energy Supply had signed a 15-year, natural gas tolling agreement with Las Vegas Cogeneration II for 222 MW of generating capacity. The contract is part of Allegheny Energy Supply's continued effort to build its presence as a national energy merchant.

     Under the terms of the contract, Allegheny Energy Supply will have control of a 222-MW natural gas-fired, combined cycle generating facility in Las Vegas, Nevada, beginning in the third quarter 2002. The output will be sold into the Western Systems Coordinating Council by the Company's energy marketing, trading, and risk management subsidiary, Allegheny Energy Global Markets, LLC.

ALLEGHENY ENERGY, INC.

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2001

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)     The Company filed a Form 8-K on March 9, 2001 and March 26, 2001.

(b)     Exhibit 12 Computation of ratio of earnings to fixed charges.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

/s/ T. J. Kloc
T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

May 15 2001