Form 10-Q
period 2001-06-30
ALLEGHENY ENERGY INC
filed 2001-08-14
CIK 3673

Page 1 of 53

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

At August 14, 2001, 124,860,405 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

2

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended June 30, 2001

Index	Page No.
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Statement of Operations - Three and six months ended June 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000	4
Consolidated Balance Sheet - June 30, 2001 and December 31, 2000	5-6
Consolidated Statement of Comprehensive Income - Three and six months ended June 30, 2001 and 2000	7
Notes to Consolidated Financial Statements	8-20
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21-48
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48-50

PART II -OTHER INFORMATION	51-53
3
ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000*	2001	2000*
OPERATING REVENUES:
Regulated utility	$ 630,498	$573,961	$1,407,836	$1,196,511
Unregulated generation	2,809,389	286,488	3,838,872	527,553
Other unregulated	16,563	4,874	24,083	8,049
Total Operating Revenues	3,456,450	865,323	5,270,791	1,732,113

OPERATING EXPENSES:
Operation:
Fuel for electric generation	140,252	129,726	286,103	265,414
Purchased power and exchanges, net	2,677,200	303,433	3,640,988	562,074
Gas purchases and production	30,343	2,667	191,737	8,321
Deferred power costs, net	(4,067)	2,404	(7,409)	4,868
Other	151,910	93,782	271,780	190,085
Maintenance	72,722	58,842	148,284	115,917
Depreciation and amortization	75,864	62,793	141,251	126,454
Taxes other than income taxes	54,007	50,750	111,790	100,677
Federal and state income taxes	66,896	39,677	134,005	94,645
Total Operating Expenses	3,265,127	744,074	4,918,529	1,468,455
Operating Income	191,323	121,249	352,262	263,658

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds used during
construction	160	83	420	570
Other income, net	992	3,906	3,697	655
Total Other Income and Deductions	1,152	3,989	4,117	1,225
Income Before Interest Charges, Preferred Dividends,
Extraordinary Charge, Net and Cumulative Effect of
Accounting Change, Net	192,475	125,238	356,379	264,883

INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt	54,929	41,718	104,407	83,002
Other interest	17,327	13,018	31,491	25,215
Allowance for borrowed funds used during construction
and interest capitalized	(2,356)	(2,214)	(3,868)	(3,705)
Dividends on preferred stock of subsidiaries	1,260	1,260	2,520	2,520
Total Interest Charges and Preferred Dividends	71,160	53,782	134,550	107,032

Consolidated Income Before Extraordinary Charge and
Cumulative Effect of Accounting Change	121,315	71,456	221,829	157,851
Extraordinary Charge, net(1)				(70,505)
Cumulative Effect of Accounting Change, net(2)			(31,147)
CONSOLIDATED NET INCOME	$ 121,315	$ 71,456	$ 190,682	$ 87,346

AVERAGE COMMON STOCK SHARES OUTSTANDING	119,842,121	110,436,317	115,165,202	110,436,317
AVERAGE DILUTED COMMON STOCK SHARES	120,406,218	110,657,142	115,674,279	110,657,142

BASIC EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$1.01	$0.65	$1.93	$1.43
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(0.27)
Consolidated net income	$1.01	$0.65	$1.66	$0.79

DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$1.01	$0.65	$1.92	$1.43
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(0.27)
Consolidated net income	$1.01	$0.65	$1.65	$0.79

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
(1) See Note 15 in the notes to the consolidated financial statements.
(2) See Note 13 in the notes to the consolidated financial statements.
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Six Months Ended
	June 30
	2001	2000*
CASH FLOWS FROM (USED IN) OPERATIONS:
Consolidated net income	$ 190,682	$ 87,346
Extraordinary charge, net of taxes		70,505
Cumulative effect of accounting change,
net of taxes	31,147
Consolidated income before extraordinary charge
and cumulative effect of accounting change	221,829	157,851

Depreciation and amortization	141,251	126,454
Amortization of adverse purchase power contract	(4,995)	(6,275)
Deferred investment credit and income taxes, net	76,282	5,394
Deferred power costs, net	(7,409)	4,868
Unrealized gains on commodity contracts, net	(182,127)
Allowance for other than borrowed funds used
during construction	(420)	(570)
Changes in certain assets and liabilities:
Accounts receivable, net	(693,522)	(13,319)
Deposits	(160,548)
Materials and supplies	(15,144)	(5,092)
Prepayments	(10,343)	(23,575)
Benefit plan investments	(1,300)	(988)
Purchased options	(170)	(22,076)
Accounts payable	647,155	(34,713)
Accrued major maintenance	6,252
Taxes accrued	(30,088)	(15,524)
Customer deposits	7,250
Other, net	736	7,923
	(5,311)	180,363

CASH FLOWS USED IN INVESTING:
Regulated utility construction expenditures
(less allowance for other than borrowed funds
used during construction)	(101,486)	(108,242)
Unregulated generation construction
expenditures and investments	(81,113)	(97,813)
Acquisitions	(1,626,810)
Other construction expenditures and investments	(14,328)	(2,712)
	(1,823,737)	(208,767)

CASH FLOWS PROVIDED BY (USED IN) FINANCING:
Issuance of long-term debt	407,094	79,900
Retirement of long-term debt	(31,736)	(159,655)
Funds on deposit with trustees and restricted funds		13,172
Short-term debt, net	897,567	131,731
Proceeds from issuance of common stock	667,368
Issuance of common stock	(5,687)
Cash dividends paid on common stock	(95,975)	(92,488)
	1,838,631	$ (27,340)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	9,583	(55,744)
Cash and temporary cash investments at January 1	18,021	65,984
Cash and temporary cash investments at June 30	$ 27,604	$ 10,240

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 117,750	$ 105,798
Income taxes	77,516	110,399
Non cash investing activities:
On March 16, 2001, the Company acquired Global Energy Markets from Merrill Lynch.
Effective June 29, 2001, the transaction was completed with the issuance of a 1.987%
equity membership interest in Allegheny Energy Supply Company, LLC to Merrill Lynch.

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.

5

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
ASSETS:	2001	2000*
Property, Plant, and Equipment:
Regulated utility	$ 5,455,268	$ 5,550,699
Unregulated generation	5,015,551	3,749,453
Other unregulated	39,648	25,341
Construction work in progress	293,498	181,476
	10,803,965	9,506,969
Accumulated depreciation	(4,098,397)	(3,967,631)
	6,705,568	5,539,338
Investments and Other Assets:
Excess of cost over net assets acquired	594,874	216,411
Benefit plans' investments	101,894	100,594
Unregulated investments	59,034	44,246
Other	8,701	2,238
	764,503	363,489
Current Assets:
Cash and temporary cash investments	27,604	18,021
Accounts receivable:
Electric service	1,240,815	538,847
Gas	34,032	47,250
Other	21,818	18,366
Allowance for uncollectible accounts	(35,090)	(36,410)
Materials and supplies - at average cost:
Operating and construction	99,242	98,664
Fuel	59,782	43,754
Deposits	160,548
Prepaid taxes	91,893	76,896
Deferred income taxes		15,665
Commodity contracts	757,085	234,538
Other, including current portion of regulatory assets	75,900	72,304
	2,533,629	1,127,895
Deferred Charges:
Regulatory assets	562,187	579,801
Unamortized loss on reacquired debt	30,530	31,645
Other	80,344	54,849
	673,061	666,295

Total Assets	$10,676,761	$ 7,697,017

6

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 156,076	$ 153,045
Other paid-in capital	1,405,185	1,044,085
Retained earnings	1,032,856	943,281
Treasury stock (at cost)		(398,407)
Other comprehensive income	1,323	(1,323)
	2,595,440	1,740,681

Preferred stock	74,000	74,000
Long-term debt and QUIDS	2,845,842	2,559,510
	5,515,282	4,374,191
Current Liabilities:
Short-term debt	1,619,796	722,229
Long-term debt due within one year	249,627	160,184
Accounts payable	1,031,725	386,746
Taxes accrued:
Federal and state income	26,149	31,229
Other	57,957	82,923
Customer deposits	7,250
Interest accrued	55,080	39,864
Adverse power purchase commitments	24,839	24,839
Payroll accrued	46,255	50,446
Commodity contracts	375,506	224,591
Other, including current portion of regulatory
liabilities	91,977	55,926
	3,586,161	1,778,977

Minority Interest	27,696

Deferred Credits and Other Liabilities:
Unamortized investment credit	105,804	109,135
Deferred income taxes	907,363	888,303
Obligation under capital leases	34,920	34,437
Regulatory liabilities	110,374	121,327
Adverse power purchase commitments	265,918	278,338
Other	123,243	112,309
	1,547,622	1,543,849

Total Capitalization and Liabilities	$10,676,761	$7,697,017

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.

7

ALLEGHENY ENERGY, INC.
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Consolidated net income	$121,315	$71,456	$190,682	$87,346
Other comprehensive income gain:
Unrealized (loss) on
available-for-sale
securities	(601)		(436)
Unrealized gains on
cash flow hedges:
Cumulative effect of
accounting change -
gain on cash flow
hedges			1,478
Unrealized gain on cash
flow hedges for the
period	3,223		1,604
Net unrealized gain on cash
flow hedges	3,223		3,082
Total other comprehensive
income gain	2,622		2,646
Consolidated comprehensive
income	$123,937	$71,456	$193,328	$87,346

See accompanying notes to consolidated financial statements.

ALLEGHENY ENERGY, INC.

Notes to Consolidated Financial Statements

1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 7 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for three and six months ended June 30, 2001 and 2000, cash flows for the six months ended June 30, 2001 and 2000, and comprehensive income for three and six months ended June 30, 2001 and 2000. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. On March 16, 2001, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) acquired Global Energy Markets (G.E.M.) the energy commodity marketing and trading unit of Merrill Lynch Capital Services (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), conducts Allegheny Energy Supply's wholesale power marketing and energy commodity trading, fuel procurement, and risk management activities and provides customers with structured products and services to assist in meeting energy requirements.

The Company's acquisition of G.E.M. from Merrill Lynch included the following:

- The majority of the existing energy trading contracts of G.E.M. (certain   specific energy trading contracts remained with Merrill Lynch)

- Employees engaged in energy trading activities that accepted employment   with Allegheny Energy Global Markets

- Rights to certain intellectual property

- Memberships in exchanges or clearinghouses

- Other tangible property

The identifiable assets acquired were recorded at estimated fair values. Consideration paid and assets acquired were as follows:

(Millions of Dollars)
Cash purchase price	$ 489.2
Commitment for equity interest in subsidiary	115.0
Direct costs of the acquisition	6.4
Total acquisition cost	610.6
Less: Estimated fair value of assets acquired
Commodity contracts	218.3
Property, plant, and equipment	2.5
Other assets	1.4
Excess of cost over net assets acquired	$388.4

Allegheny Energy, Inc.

The Company acquired this business for $489.2 million in cash plus approximately a two percent equity membership interest in Allegheny Energy Supply. The cash part of the transaction closed on March 16, 2001, and was financed by Allegheny Energy Supply issuing $400.0 million of 7.80% medium-term notes due 2011 and issuing short-term debt for the balance. By order dated May 30, 2001, the Securities and Exchange Commission (SEC) authorized the issuance of the equity membership interest in Allegheny Energy Supply to Merrill Lynch. Effective June 29, 2001, the transaction was completed. Merrill Lynch currently has a 1.987% equity membership interest in Allegheny Energy Supply.

The acquisition was recorded using the purchase method of accounting and, accordingly, the consolidated statement of operations includes the results of Allegheny Energy Global Markets beginning March 16, 2001.

The excess of cost over net assets acquired will be amortized by the straight-line method using a 15-year amortization period. However, effective January 1, 2002, the Company will adopt the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and, accordingly, will cease the amortization of goodwill and account for goodwill on an impairment-only approach. At this time, the Company has not performed the impairment tests under SFAS No. 142.

The acquisition is immaterial for the purpose of providing the supplemental disclosures required by Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

3. On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired power plants with a total of 1,710 megawatts (MW) in generating capacity in Illinois, Indiana, and Tennessee from Enron North America (Enron). The three generating plants will increase the portfolio of generating assets and commodity contracts managed by Allegheny Energy Global Markets. The $1.053 billion purchase price was financed with short-term debt of $550 million from a group of commercial banks and a portion of the proceeds from the Company's recent common stock offering. The Company expects to refinance the short-term debt with a long-term source of financing in 2001.

4. Allegheny Energy Supply enters into contracts for the purchase and sale of electricity in the wholesale market. Allegheny Energy Supply's wholesale market activities consist of buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of these are forward contracts representing commitments to purchase and sell at fixed prices in the future. These contracts require physical delivery. Allegheny Energy Supply also uses option contracts for the purchase and sale of electricity at fixed prices in the future. These option contracts also require physical delivery but may result in financial settlement.

On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading unit of Merrill Lynch. This acquisition significantly increased the volume and scope of Allegheny Energy Supply's energy commodity marketing and trading activities. The activities of the acquired business include the marketing and trading of electricity, natural gas, and other energy commodities using both over-the-counter contracts and exchange-traded contracts, such as the New York Mercantile Exchange (NYMEX).

Allegheny Energy, Inc.

As part of the acquisition of G.E.M., Allegheny Energy Supply obtained long-term contractual control of 1,000 MW of natural gas-fired generating capacity at three generating stations, with capacity totaling approximately 4,000 MW, in Southern California. In this transaction, Allegheny Energy Supply acquired the rights through 2018 to call up to 25% of the total available generating capacity of the three stations at a price based on an indexed gas price and a heat rate that varies with the amount of energy available. Allegheny Energy Supply is required to make annual capacity payments of approximately $42 million in 2001 increasing over time to approximately $51 million by 2018.

Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," requires that contracts entered into in connection with energy trading be recorded at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations. The Company records the contracts used in Allegheny Energy Supply's wholesale marketing activities at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in operating revenues - unregulated generation. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options and swaps, management makes estimates using available market data and pricing models. Factors such as commodity price risk, operational risk, and credit risk of counterparties are evaluated in establishing the fair value of commodity contracts.

The Company has contracts that are unique due to their long-term nature and are valued using a proprietary pricing model. Inputs to the model include estimated forward gas and power prices, interest rates, estimates of market volatility for gas and power prices and the correlation of gas and power prices. The estimated fair value represents management's best estimate of an amount that could be realized in an actual transaction. However, the estimated fair value could vary materially from the amount that could be actually realized. The Company has not recorded any reserves for its commodity contracts under SFAS No. 115, "Accounting for Contingencies."

The energy commodity contracts representing an unrealized gain position are reported as "Commodity Contract" assets in the current assets section of the consolidated balance sheet. The energy commodity contracts representing an unrealized loss position are reported as "Commodity Contract" liabilities in the current liabilities section of the consolidated balance sheet. At June 30, 2001, the fair value of the "Commodity Contract" assets and liabilities was $757.1 million and $375.5 million, respectively. A net unrealized gain of $144.1 million and $182.1 million, before tax, was recorded to the consolidated statement of operations in operating revenues - unregulated generation to reflect the change in fair value of the energy commodity contracts for the second quarter and first six months of 2001. See Note 13 for additional information regarding commodity contracts and unrealized gains and losses.

5. On June 1, 2001, 352 MW of Ohio jurisdictional assets were transferred from Monongahela Power Company (Monongahela Power) to Allegheny Energy

Allegheny Energy, Inc.

Supply at net book value. The transfer of the Ohio jurisdictional assets was authorized by the Public Utilities Commission of Ohio (Ohio PUC) as part of a settlement approved in October 2000 to implement a restructuring plan for Monongahela Power.

6. On August 10, 2000, The Potomac Edison (Potomac Edison) applied to the Virginia State Corporation Commission (Virginia SCC) to transfer the five MW of hydroelectric assets located within the state of Virginia to its subsidiary Green Valley Hydro, LLC. On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, Potomac Edison transferred these assets to Green Valley Hydro, LLC and distributed its ownership of Green Valley Hydro, LLC to the Company. Green Valley Hydro, LLC will become a subsidiary of the yet to be formed parent holding company of Allegheny Energy Supply.

The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act to allow for default service to be provided based on market rates after the capped rate period ends July 1, 2007.

7. On June 30, 2001, the Company's reserve for adverse power purchase commitments was $290.8 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

8. The consolidated statement of comprehensive income provides the components of comprehensive income for the three and six months ended June 30, 2001 and June 30, 2000.

The Company holds stocks classified as available-for-sale marketable securities in accordance with FASB's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income. Since the decline in the market value of the securities is considered temporary, the Company does not expect the unrealized loss on the securities classified in other comprehensive income to be reclassified to earnings. The fair value of the Company's available-for-sale securities was $.9 million and $3.1 million at June 30, 2001 and December 31, 2000, respectively. The change in fair value of $.5 million, before tax ($.4 million net of tax), was recorded to other comprehensive income as an unrealized loss as of June 30, 2001.

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of June 30, 2001, the fair value of these cash flow hedge contracts was an asset of $5.0 million. The total change in fair value for these cash flow hedge contracts of $3.5 million, before tax ($1.6 million after tax), was also recorded in other comprehensive income, resulting in a ending balance of $3.1 million in other comprehensive income for these cash flow hedge contracts. Management anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of June 30, 2001, a gain of $3.1 million) will be reclassified to earnings during July and August of 2001 when the hedged transactions are executed. See Note 13 for additional details.

Allegheny Energy, Inc.

9. The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

	June	December
	2001	2000
	(Millions of Dollars)
Property, plant, and equipment	$ 6,089.2	$ 4,233.9
Amounts under construction included above	203.9	123.0
Accumulated depreciation	(2,377.1)	(2,063.4)

10. The Company's principal operating segments are regulated utility operations, unregulated generation operations, and other unregulated operations.

The regulated utility operations segment consists primarily of the Company's subsidiaries Monongahela Power, including Mountaineer Gas Company (Mountaineer Gas), Potomac Edison, and the West Penn Power Company (West Penn). The regulated operations segment operates electric transmission and distribution (T&D) systems and natural gas distribution systems and generates electric energy in its West Virginia jurisdiction where deregulation of electric generation has been delayed.

The unregulated generation operations segment consists primarily of the Company's subsidiaries Allegheny Energy Supply and its majority-owned subsidiary Allegheny Generating Company (AGC). Allegheny Energy Supply is an unregulated energy company that develops, owns and operates electric generating facilities and supplies and trades energy and energy-related commodities in domestic retail and wholesale markets. AGC owns and sells generating capacity to its parents, Allegheny Energy Supply and Monongahela Power. See Notes 2 and 4 for additional information concerning Allegheny Energy Global Markets.

The other unregulated operations segment consists of Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary, which invests in and develops telecommunications and energy-related projects.

Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company's consolidated financial statements.

Allegheny Energy, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Operating Revenues:
Regulated utility	$ 667,687	$591,883	$1,485,241	$1,230,262
Unregulated generation	3,098,211	418,662	4,437,982	805,352
Other unregulated	16,698	4,968	24,310	8,165
Eliminations	(326,146)	(150,190)	(676,742)	(311,666)
Depreciation and amortization:
Regulated utility	45,113	51,245	90,344	103,563
Unregulated generation	30,574	11,104	50,549	22,182
Other unregulated	177	444	358	709
Federal and State Income Taxes:
Regulated utility	23,522	36,092	70,256	78,458
Unregulated generation	42,541	3,016	63,812	15,568
Other unregulated	833	569	(63)	619
Operating Income:
Regulated utility	83,664	98,830	191,288	208,901
Unregulated generation	107,391	21,562	162,063	53,800
Other unregulated	268	857	(1,089)	957
Interest Charges and Preferred Dividends
Regulated utility	47,103	49,936	97,439	99,319
Unregulated generation	29,793	8,538	45,079	16,877
Other unregulated	40	261	40	261
Eliminations	(5,776)	(4,953)	(8,008)	(9,425)
Consolidated Income Before Extraordinary Charge and Cumulative Effect of Accounting Change:
Regulated utility	43,518	55,410	104,188	116,396
Unregulated generation	78,143	14,817	119,664	40,265
Other unregulated	(346)	1,229	(2,023)	1,190
Extraordinary Charge, Net:
Regulated utility				(70,505)
Cumulative Effect of Accounting Change Net
Unregulated generation			(31,147)
Capital Expenditures:
Regulated utility	56,015	67,335	101,906	108,812
Unregulated generation	49,716	55,857	81,113	97,813
Other unregulated	5,005	4,060	14,328	2,712

			June 30	December 31
			2001	2000
Identifiable Assets:
Regulated utility			$5,056,802	$ 4,918,316
Unregulated generation			5,518,033	2,714,607
Other unregulated			101,926	64,094

See Note 15 for a discussion of extraordinary charge, net.
See Note 13 for a discussion of cumulative effect of accounting change, net.

Allegheny Energy, Inc.

11. Common stock dividends per share declared during the periods for which income statements are included are as follows:

	2001		2000
	Number of Shares	Amount per Share	Number of Shares	Amount per Share

First Quarter	110,436,317	$.43	110,436,317	$.43
Second Quarter	124,696,317	$.43	110,436,317	$.43

12. On May 2, 2001, the Company completed a public offering of its common stock, selling a total of 14.26 million shares priced at $48.25 per share. The net proceeds of approximately $667 million were used to fund the Company's acquisition of generating facilities located in Illinois, Indiana and Tennessee and for other corporate purposes.

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

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its cash flow hedge contracts. An offsetting amount was recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply has two principal risk management objectives regarding these cash flow hedge contracts. First, Allegheny Energy Supply has a contractual obligation to service the instantaneous demands of its customers. When this instantaneous demand exceeds Allegheny Energy Supply's available electric generating capability, it must enter into contracts providing for the purchase of electricity to meet the obligation to the customer. Second, the price of electricity is subject to price volatility. This volatility is the result of many market forces, including the weather, and tends to be the highest during the summer months. To ensure that energy market movements do not cause a significant degradation

Allegheny Energy, Inc.

in earnings, Allegheny Energy Supply enters into fixed price electricity purchase contracts.

As of June 30, 2001, the fair value of these cash flow hedge contracts was an asset of $5.0 million. The total change in fair value for these cash flow hedge contracts of $3.5 million ($1.6 million net of income taxes) was also recorded in other comprehensive income, resulting in an ending balance of $3.1 million in other comprehensive income for these cash flow hedge contracts. Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of June 30, 2001, a gain of $3.1 million) will be reclassified to earnings during July and August of 2001 when the hedged transactions are executed.

Allegheny Energy Supply also has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, Allegheny Energy Supply recorded an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts. The majority of this liability was related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. As of June 30, 2001, the net fair value of these contracts was $10.7 million. The total change in fair value of $41.6 million ($25.4 million net of tax) for these contracts during the first six months of 2001 was recorded as an unrealized gain in operating revenues - unregulated generation on the statement of operations.

14. Commitments and Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require it to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would require compliance by May

Allegheny Energy, Inc.

31, 2004. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule has also been under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 upheld the rule. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $376.9 million of capital costs during the 2001 through 2004 period to comply with these regulations.

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on 10 of its electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with the federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of NSR, or a major modification of the facility, which would require compliance with NSR. If federal NSR was to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

On March 4, 1994, Monongahela Power, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that

Allegheny Energy, Inc.

its share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at June 30, 2001.

Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $5.1 million as of June 30, 2001, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and Monongahela Power. Both Attorney Generals stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he might assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, the Company and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorney Generals of New York and Connecticut may have on them.

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Capacity Purchase Commitments

The Company is required to make annual payments for electric generating capacity under an agreement signed on May 11, 2001, for the period of September 1, 2002, through August 31, 2017.

The table below shows the amount of the capacity payments for each of the next four years and in aggregate for the term of the agreement as of June 30, 2001:
Amount
(Millions of Dollars)

2002	$ 10.8
2003	32.4
2004	32.4
2005	32.4
Thereafter	378.0
Total Capacity Payments	$486.0

Allegheny Energy, Inc.

In June 2001, the Company was awarded natural gas transportation capacity of 50,000 dekatherms per day on the Sonoran Pipeline. This transportation capacity has a term of 31 years. The Company will be obligated to make annual payments of $7.7 million for the term of the contract starting in July 2003.

Acquisition of G.E.M.

The purchase agreement for G.E.M. provides that the Company shall use its best efforts to contribute to Allegheny Energy Supply the generating capacity from Monongahela Power's West Virginia jurisdictional generating assets by September 16, 2002. If, after using its best efforts to comply with this provision of the purchase agreement, the Company is prohibited by law from contributing to Allegheny Energy Supply substantially all of the economic benefits associated with such assets, then Merrill Lynch shall have the right to require the Company to repurchase all (but not less than all) of Merrill Lynch's equity interest in Allegheny Energy Supply for $115 million plus interest calculated from March 16, 2001.

The purchase agreement also provides that, if the Company has not completed an initial public offering (IPO) involving Allegheny Energy Supply within two years of March 16, 2001, Merrill Lynch has the right to sell its equity interest in Allegheny Energy Supply to the Company for $115 million plus interest from March 16, 2001.

Lease Transaction

     In April 2001, Allegheny Energy Supply consummated an operating lease transaction relating to construction of a 630-MW peaking and intermediate-load natural gas-fired facility located in St. Joseph County, Indiana, with expected commercial operation dates of 2003 for the peaking facility and 2005 for the intermediate-load facility. This transaction was structured to finance the purchase of turbines and transformers with a maximum commitment amount of $150 million. Upon completion and installation of the equipment, a special purpose entity will lease the equipment to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $.9 million per month, commencing during the first half of 2004 through February 2007. Subsequently, Allegheny Energy Supply has the right to negotiate renewal terms or purchase the plant for the lessor's investment or sell the plant and pay the difference between the proceeds and the lessor's investment up to a maximum recourse amount of approximately $130 million.

15. West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002. Among the provisions of the plan are the following:

Allegheny Energy, Inc.

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

As required by EITF 97-4, Monongahela Power and Potomac Edison discontinued the application of SFAS No. 71 for their West Virginia jurisdictional electric generation operations in the first quarter of 2000. Monongahela Power and Potomac Edison recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $70.5 million in March 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:
Gross Net-of-Tax
(Millions of Dollars)

Unrecoverable regulatory assets	$ 60.0 $36.2
Rate stabilization obligation	56.7 34.3
2000 extraordinary charge	$116.7 $70.5

16. Jointly Owned Electric Utility Plants

Certain of the Company's subsidiaries jointly own electric generating facilities with third parties. The investments associated with these generating stations are recorded by the Company's subsidiaries to the extent of their respective undivided ownership interests. As of June 30,

Allegheny Energy, Inc.

2001, the subsidiaries investment and accumulated depreciation in each of these generating stations were as follows:
Generating Station	Ownership Share	Utility Plant Investment	Accumulated Depreciation
		(Millions of Dollars)
Bath County	40%	$830.8	$252.6
Conemaugh	5%	79.2	1.4

ALLEGHENY ENERGY, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 WITH

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

     The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Allegheny Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

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

SIGNIFICANT EVENTS IN THE FIRST SIX MONTHS OF 2001

UNREGULATED GENERATION OPERATIONS

Company Seeks Approval for Initial Public Offering (IPO) of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, the Company filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an IPO of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the business of its unregulated generating subsidiary, Allegheny Energy Supply. The Company also announced that it expects, subject to market and other conditions, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company during 2002 in a tax-free distribution.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act (PUHCA). The purpose of the IPO and distribution is to permit the Company's regulated utility operations and

Allegheny Energy, Inc.

Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     The filing of the U-1 application marks the Company's first official step in the IPO process. The Company expects to file an S-1 Registration Statement with the SEC by the end of the third quarter of 2001.

Acquisition of Global Energy Markets (G.E.M.)

     On March 16, 2001, the Company acquired G.E.M., the energy commodity marketing and trading business of Merrill Lynch Capital Services (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), conducts the Company's wholesale power marketing and energy commodity trading, fuel procurement and risk management activities and provides customers with structured products and services to assist in meeting energy requirements. See Note 2 to the consolidated financial statements for additional information regarding the acquisition of G.E.M.

Allegheny Energy Supply Agrees to Provide Long-Term Power to California Energy Market

     On March 22, 2001, the Company announced that Allegheny Energy Supply signed a long-term, fixed-price power sales agreement with the California Department of Water Resources (CDWR), the electricity buyer for the state of California. The $4.5-billion contract is for a 10-year period.

     Under the terms of the contract, Allegheny Energy Supply has committed to sell up to 1,000 megawatts (MW) of electricity from supply contracts it has secured from generating plants in the Western Systems Coordinating Council Region through its energy marketing, trading, and risk management subsidiary, Allegheny Energy Global Markets. Deliveries began in late March 2001, with contract volumes increasing from 150 MW to 1,000 MW during the first five years of the contract.

Purchase of Generating Facilities

     On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired power plants with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee from Enron North America (Enron). The three generating plants will increase the portfolio of generating assets and commodity contracts managed by Allegheny Energy Global Markets. The $1.053 billion purchase price was financed with short-term debt of $550 million from a group of commercial banks and a portion of the proceeds from the Company's recent common stock offering. The Company expects to refinance the short-term debt with a long-term source of financing in 2001. See Note 3 to the consolidated financial statements for additional information regarding the purchase of the generating assets.

Allegheny Energy, Inc.

     The table below summarizes the Company's electric generating capacity, including generating capacity purchased through contractual obligations of which the Company does not exercise 100 percent control, in operation at June 30, 2001, and announced and expected additions:
Capacity (MW)
In operation:
Unregulated generation	9,845
Regulated utility	2,111
Announced and expected additions:
Unregulated generation	2,652
Total	14,608

     The table above does not include power purchases from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), representing approximately 479 MW. These power purchases are either used by Allegheny Power to fulfill its service obligations or are sold by Allegheny Power into the wholesale market.

Allegheny Energy Supply Signs Tolling Agreement

     On May 11, 2001, the Company announced that Allegheny Energy Supply had signed a 15-year, natural gas tolling agreement with Las Vegas Cogeneration II for 222 MW of generating capacity.

     Under the terms of the contract, Allegheny Energy Supply will have control of a 222-MW natural gas-fired, combined cycle generating facility in Las Vegas, Nevada, beginning in the third quarter of 2002. The contract will be part of the generating asset and energy commodity portfolio managed by Allegheny Energy Global Markets.

Construction of Generating Facility

     On June 7, 2001, the Company announced that it plans to enter into a joint venture with CONSOL Energy, Inc. to construct an 88-MW natural gas-fired generating facility in southwest Virginia. Under the terms of the joint venture, each company will own a 50-percent interest in two simple-cycle natural gas combustion turbines that will be fueled by coalbed methane produced by CONSOL Energy's CNX Gas Operations. Allegheny Energy Supply will operate the facility and its output will be sold into the competitive marketplace. The facility is expected to be in operation by mid-2002 and become part of the generating asset and energy commodity portfolio managed by Allegheny Energy Global Markets.

Issuance of Common Shares

     On May 2, 2001, the Company completed a public offering of its common stock, selling a total of 14.26 million shares at $48.25 per share. The net proceeds of approximately $667 million were used to fund the Company's acquisition of generating facilities located in Illinois, Indiana, and Tennessee and for other corporate purposes.

Allegheny Energy, Inc.

REGULATED UTILITY OPERATIONS

Transfer of Generation Assets

Virginia Separation Plan

     On July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) issued an order approving Potomac Edison's separation plan that provided for the transfer of its Virginia jurisdictional generating assets at book value to Allegheny Energy Supply. In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; Potomac Edison would not file for a base rate increase prior to January 1, 2001; and the fuel rate would be rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit dropped to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, Potomac Edison has agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability, and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

     On August 10, 2000, Potomac Edison filed an application with the Virginia SCC to transfer the hydroelectric assets located within the state of Virginia to its subsidiary Green Valley Hydro, LLC. On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, Potomac Edison transferred these assets to Green Valley Hydro, LLC and distributed its ownership of Green Valley Hydro, LLC to the Company. Green Valley Hydro, LLC will become a subsidiary of the yet to be formed parent holding company of Allegheny Energy Supply.

     All Virginia utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan with the Virginia SCC on December 19, 2000. Many of the financial aspects of Virginia restructuring for Potomac Edison have already been addressed in Phase I.

Transfer of Monongahela Power's West Virginia Generating Assets to Allegheny Energy Supply

     In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government and other changes conforming to the plan and authorizing implementation. The plan provides for all customers to have choice of a generation supplier and allows Monongahela Power to transfer the West Virginia portion (approximately 2,004 MW of owned capacity and 78 MW of capacity in generating units at which the Company does not exercise control over 100% of the facility) of its generating assets to Allegheny Energy Supply. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to

Allegheny Energy, Inc.

develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generating assets of Monongahela Power. In part, the order requires that after implementation of the deregulation plan, Monongahela Power file a petition seeking a W.Va. PSC finding that the proposed transfer of generating assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits Monongahela Power to submit a petition to the W.Va. PSC seeking approval to transfer its West Virginia generating assets prior to the implementation of the deregulation plan. A filing before implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000, with a supplemental filing on October 31, 2000, Monongahela Power filed a petition seeking W.Va. PSC approval to transfer its West Virginia generating assets to Allegheny

Energy Supply.

Ohio Transition Plan

     In October 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement that implemented a restructuring plan for Monongahela Power. This restructuring plan allowed Ohio customers of Monongahela Power to choose their generation supplier starting January 1, 2001. Also, Monongahela Power was permitted to transfer the Ohio portion (approximately 352 MW) of its generating assets to Allegheny Energy Supply at net book value. Monongahela Power transferred these assets on June 1, 2001. Additionally, the plan provides for the following: residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period which began on January 1, 2001, and these rates will be frozen for five years; for commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which began on January 1, 2001 (the market development period is three years for large commercial and industrial customers and five years for small commercial customers); Monongahela Power will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period; and Allegheny Energy Supply is permitted to offer competitive generation service throughout Ohio.

Other Rate Matters

Monongahela Power

     On October 11, 2000, the W.Va. PSC approved an interim increase of the commodity rate for gas customers of Monongahela Power (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On December 11, 2000, the W.Va. PSC approved additional increases for bills rendered on and after January 1, 2001, through November 30, 2001 (total revenue increase for the twelve-month period of $5.7 million or 25.1%). The commodity rate is the portion of the bill that reflects the cost of gas, which increased significantly during 2000. The W.Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001, through April 30,

Allegheny Energy, Inc.

2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows Monongahela Power full recovery of these costs but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment mechanism. Under the Purchased Gas Adjustment (PGA) procedure, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

     On January 4, 2001, Mountaineer Gas Company (Mountaineer Gas) filed for a rate increase with the W.Va. PSC in response to significant increases in the market price for natural gas. As a result of extensive discussions among the Parties, a settlement was reached and on July 25, 2001, a Joint Stipulation and Agreement for Settlement was filed with the W.Va. PSC. If approved, the Settlement provides for a base revenue increase of $5 million per year and an increase in the gas cost recovery revenues of approximately $23 million per year (a total increase of approximately 16.5% over existing rates) effective November 1, 2001. Also, Mountaineer Gas will return to the standard PGA treatment of purchased gas costs at the conclusion of the current rate moratorium on November 1, 2001. With the PGA, increases and decreases in gas cost recovery revenues have no effect on earnings.

Potomac Edison

     Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates. This increase is a result of the phase-in of the rate increase approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run PURPA project, was filed with the Maryland PSC on July 30, 1998, and was approved on October 27, 1998. The Maryland PSC approved rates to each customer class on December 22, 1998. Under the terms of the agreement, Potomac Edison increased its rates about 4% in each of the years 1999, 2000, and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that Potomac Edison share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, was distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000 through April 30, 2001. The Earnings Sharing Credit applicable to 2000 has not been finalized; however, the Company believes that the probable amount of earnings sharing applicable to 2000, and refundable to customers, is $1.9 million.

Regional Transmission Organization (RTO)

     On March 15, 2001, Allegheny Power and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the

Allegheny Energy, Inc.

filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

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

     On July 13, 2001, the FERC issued an order affecting the future of the electric transmission system in the United States. Ultimately, FERC envisions four large, RTOs in the northeast, southeast, midwest, and west.

     In the northeast, the region that includes Allegheny Power, FERC is ordering the existing independent system operators (ISOs) - New England, New York, and PJM (including PJM West) - into mediation to discuss the formation of a single RTO and has directed that the PJM model be adopted as the platform for the RTO. Similar mediations will occur in the southeast region and it's expected that additional orders may be forthcoming for the remaining two regions. The affected parties will have 45 days to negotiate terms under the mediation of a FERC administrative law judge.

     In the order, FERC granted provisional approval of the PJM RTO and separately granted similar approval to the PJM West concept. The Company is evaluating and considering all options within the framework of the FERC order and remains committed to the continued development of the PJM West concept.

OTHER UNREGULATED OPERATIONS

Allegheny Ventures' Acquisitions

     On May 30, 2001, Allegheny Ventures, an unregulated subsidiary of the Company, announced that it signed a definitive agreement to acquire, for a purchase price of not less than approximately $29.6 million and not to exceed approximately $48.3 million, Fellon-McCord & Associates, Inc., a natural gas and electricity consulting and management services firm, and Alliance Energy Services Partnership, a provider of natural gas supply and

Allegheny Energy, Inc.

transportation services. The transaction will be accounted for as a purchase.

     As part of the transaction, Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions), a subsidiary of Allegheny Ventures, plans to establish a long-term strategic relationship with Conoco, Inc., which will provide natural gas supply and wholesale marketing services to the Company.

     The transaction is conditioned upon regulatory approvals, including the SEC and the Department of Justice/Federal Trade Commission. The Company expects the transaction to be completed in 2001.

     On December 29, 2000, Allegheny Ventures signed an agreement to acquire Leasing Technologies International, Inc. (LTI), a financial services firm that specializes in equipment financing solutions for emerging growth companies. During the second quarter of 2001, Allegheny Ventures notified LTI that it was terminating the purchase transaction as permitted by the agreement. LTI has reserved the right to pursue legal actions.

OTHER EVENTS

Utility Workers Union of America (UWUA) Contract Negotiations

     On April 30, 2001, the Company's collective bargaining agreement with the UWUA Local 102 expired. The parties entered into a contract extension through May 31, 2001. The Company and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator's suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers 857 employees in regulated utility operations and 293 employees in unregulated generation operations.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for the Company will be January 1, 2002. Subsequently, the Company's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of June 30, 2001, the Company had $594.9 million of goodwill with annual amortization of $26.2 million for 2001. At this time, the Company has not performed the goodwill impairment tests under SFAS No. 142.

Allegheny Energy, Inc.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its results of operations and financial position prior to the Company's adoption of the standard on January 1, 2003.

REVIEW OF OPERATIONS

EARNINGS SUMMARY

	Consolidated Net Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 43.4	$52.4	$104.1	$116.4
Unregulated generation	78.2	17.9	119.7	40.2
Other unregulated	(.3)	1.2	(2.0)	1.2
Consolidated income before
extraordinary charge and
cumulative effect of
accounting change	121.3	71.5	221.8	157.8
Extraordinary charge, net				(70.5)
Cumulative effect of
accounting change, net			(31.1)
Consolidated net income	$121.3	$71.5	$190.7	$ 87.3

	Basic Earnings Per Average Share
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Regulated utility	$ .36	$.48	$ .90	$1.05
Unregulated generation	.65	.16	1.04	.37
Other unregulated		.01	(.01)	.01
Consolidated income before
extraordinary charge
and cumulative effect of
accounting change	1.01	.65	1.93	1.43
Extraordinary charge, net				(.64)
Cumulative affect of
accounting change, net			(.27)
Consolidated net income	$1.01	$.65	$1.66	$ .79

     The increase in earnings for the second quarter and first six months of 2001 was driven by improved performance by the unregulated generation operations' net revenues (revenues less fuel, purchased power, and

Allegheny Energy, Inc.

transmission by others). The increase in unregulated generation operations net revenues includes the results of energy trading activities following the acquisition of the energy commodity marketing and trading business from Merrill Lynch, which was completed on March 16, 2001.

     The decrease in the earnings for the Company's regulated utility operations for the second quarter and first six months of 2001 was due to the transfer of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to unregulated generation operations in August 2000 and the transfer of Monongahela Power's Ohio jurisdictional generating assets to unregulated generation operations on January 1, 2001. This decrease was partially offset by the acquisition of Mountaineer Gas in August 2000.

     Allegheny Energy Supply has certain option contracts that meet the derivative criteria in FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. See Note 13 to the consolidated financial statements for additional details.

     The extraordinary charge of $70.5 million, net of taxes, in the first quarter of 2000, reflects write-offs by the Company's regulated West Virginia subsidiaries, Monongahela Power and Potomac Edison, as a result of West Virginia legislation requiring deregulation of electric generation.

SALES AND REVENUES

     Total operating revenues for the second quarter and first six months of 2001 and 2000 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)
Operating revenues:
Regulated utility:
Electric	$ 567.5	$548.9	$1,211.2	$1,138.0
Gas	37.9	3.3	147.2	13.1
Choice	1.8	9.6	4.9	20.4
Bulk Power	43.0	13.6	86.2	27.9
Transmission and other
energy services	17.5	16.5	35.7	30.9
Total regulated
utility revenues	667.7	591.9	1,485.2	1,230.3
Unregulated generation:
Retail and other	55.6	58.9	127.7	113.2
Bulk power	3,042.6	359.8	4,310.3	692.2
Total unregulated
generation revenues	3,098.2	418.7	4,438.0	805.4
Other unregulated	16.7	5.0	24.3	8.1
Eliminations	(326.1)	(150.3)	(676.7)	(311.7)
Total operating revenues	$3,456.5	$865.3	$5,270.8	$1,732.1

Allegheny Energy, Inc.

     The increase in regulated electric and gas revenues in the second quarter and first six months of 2001 was primarily due to an increase in the number of customers, weather conditions, and the acquisition of Mountaineer Gas in August 2000.

     Choice revenues represent transmission and distribution (T&D) revenues from customers in West Penn's Pennsylvania, Potomac Edison's Maryland and Monongahela Power's Ohio distribution territories who chose alternate energy suppliers to provide their energy needs. Pennsylvania, Maryland and Ohio deregulation gave West Penn, Potomac Edison and Monongahela Power's regulated customers the ability to choose another energy supplier. In the first six months of 2001, all of West Penn's, Potomac Edison's Maryland, and Monongahela Power's Ohio regulated customers had the ability to choose. At June 30, 2001, less than .2% of those customers chose alternate energy suppliers. The decrease in choice revenues in the second quarter and first six months of 2001 was due primarily to the decline in the number of West Penn customers choosing alternate energy suppliers.

     The increase in regulated utility operations bulk power for the second quarter and first six months of 2001 was primarily due to increased sales by Monongahela Power to the Company's unregulated affiliate, Allegheny Energy Supply. In early 2000, a dispatch arrangement was put in place between regulated utility operations and unregulated generation operations. With this arrangement, regulated utility operations sells the amount of bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated generation operations when regulated load at time exceeds regulated generation. Such a relationship allows all of the Company's generation to be dispatched in a more efficient manner. In addition, the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market provided $11.0 million and $19.2 million in revenues for the second quarter and first six months of 2001, respectively. This sale of output was part of a Maryland PSC settlement agreement with Potomac Edison which allows full recovery from Maryland customers of the purchased power costs incurred by Potomac Edison related to the AES Warrior Run facility in excess of the value of the power sold in the open market.

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

     Total regulated utility operations revenues reflect not only changes in kilowatt (kWh) sales and base rate changes, but also changes in revenues from fuel and energy cost adjustment clauses (fuel clauses), which were applicable in all Company jurisdictions served, except for Pennsylvania, through various dates in 2000. Effective July 1, 2000, Potomac Edison's Maryland jurisdiction and the West Virginia jurisdiction for Monongahela Power and Potomac Edison, ceased to have a fuel clause. Effective August 7, 2000, a fuel clause ceased to exist for Potomac Edison's Virginia jurisdiction. Effective January 1, 2001, a fuel clause ceased to exist for Monongahela Power's Ohio jurisdiction.

     Where a fuel clause was in effect, changes in fuel revenues had no effect on consolidated net income because increases and decreases in fuel

Allegheny Energy, Inc.

and purchased power costs and sales of transmission services and bulk power were passed on to customers through fuel clauses. Once the fuel clause was eliminated, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

     Regulated utility operations revenues in the second quarter and first six months of 2001 include both gas sales and services, and electric revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999 and Mountaineer Gas purchased by Monongahela Power in August 2000. Because a significant portion of the gas sold by the Company's gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The PGA mechanism (fuel clause) continues to exist for West Virginia Power and will come into effect for Mountaineer Gas following its current three-year moratorium, which ends on October 31, 2001.

    There may be significant volatility in the spot prices for electricity at the wholesale level, which may significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity and their open commitments or previously concluded market positions that exist as such times.

     The increase in unregulated generation operation revenues for the second quarter and first six months of 2001 was due to the results of energy trading activities. On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading unit of Merrill Lynch. This acquisition significantly increased the volume and scope of Allegheny Energy Supply's energy commodity marketing and trading activities. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations. An unrealized, before tax, gain of $144.1 million and $182.1 million was recorded to the consolidated statement of operations in operating revenues to reflect the change in fair value of the energy commodity contracts for the second quarter and first six months of 2001, respectively. See Note 4 to the consolidated financial statements for additional details.

     The increase in unregulated generation operation revenues also reflects increased transactions by Allegheny Energy Supply in the unregulated marketplace to sell electricity to both wholesale and retail customers and is also due to having increased generation available for sale. The Company transferred 2,100 MW of Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply in August 2000. In June 2001, the Company also transferred 352 MW of Monongahela Power's Ohio jurisdictional generating assets and five MW of Potomac Edison's Virginia hydroelectric generating assets to unregulated generation operations. On May 3, 2001, the Company also completed the acquisition of three natural gas-fired power plants with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee. As a result, the unregulated generation segment had more generation available for sale into the deregulated marketplace in the second quarter and first six months of 2001 and had concluded more commitments to sell generation in that marketplace, including sales to West Penn, Potomac

Allegheny Energy, Inc.

Edison, and Monongahela Power to meet their provider of last resort obligations.

     The elimination between regulated utility operations, unregulated generation operations, and other unregulated operations revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

OPERATING EXPENSES

     Fuel expenses for electric generation for the second quarter and first six months of 2001 and 2000 were as follows:
Fuel Expenses for Electric Generation

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 32.4	$ 69.7	$ 66.4	$141.2
Unregulated generation	107.9	60.0	219.7	124.2
Total fuel expenses	$140.3	$129.7	$286.1	$265.4

     Total fuel expenses increased in the second quarter and first six months of 2001 due to increased kWh's generated and increased average fuel prices. The increase in kWh's generated and average fuel prices increased fuel expense by approximately 2.3% and 2.2%, respectively, for the second quarter of 2001, and approximately 3.2% and 2.5%, respectively, for the first six months of 2001.

     The decrease in fuel expenses for regulated utility operations and the increase in fuel expenses for unregulated generation operations for the second quarter and first six months of 2001 were due to fuel expenses associated with the transfer of Potomac Edison's generating assets from regulated utility operations to unregulated generation operations as a result of deregulation activities in Maryland, Virginia, and West Virginia. The second quarter of 2001 also included the transfer of Monongahela Power's Ohio jurisdictional generating assets from regulated utility operations to unregulated generation operations on June 1, 2001, and the three generating facilities that were acquired on May 3, 2001.

Allegheny Energy, Inc.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA and consists of the following items:

Purchased Power and Exchanges, Net

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility:
From PURPA generation*	$ 43.4	$ 50.1	$ 93.2	$ 96.4
Other purchased power	248.9	126.1	533.4	264.7
Total purchased power for
regulated operations	292.3	176.2	626.6	361.1
Power exchanges, net				7.2
Unregulated generation purchased
power	2,671.5	265.9	3,623.1	485.1
Eliminations	(286.6)	(138.7)	(608.7)	(291.3)
Purchased power and exchanges,
net	$2,677.2	$303.4	$3,641.0	$562.1

*PURPA cost (cents per kWh)	5.4	5.7	5.6	5.5

     The decrease in regulated utility operations purchased power from PURPA generation of $6.7 million and $3.2 million for the second quarter and first six months of 2001, respectively, was due primarily to decreased kWh's purchased and a decrease in the average cost per kWh.

     The increase in other regulated utility operations purchased power in the second quarter and first six months of 2001, was due primarily to West Penn's and Potomac Edison's purchase of power from their unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to their customers eligible to choose an alternate supplier, but electing not to do so. The increase in other regulated operations purchased power in the second quarter of 2001 was also due to Monongahela Power's purchase of power from Allegheny Energy Supply, in order to provide energy to Monongahela Power's Ohio customers that were eligible to choose an alternate supplier. The generation previously available to serve those customers has been released and transferred to Allegheny Energy Supply.

     The increase in unregulated generation operations purchased power in the second quarter and first six months of 2001 was primarily due to purchases made by Allegheny Energy Global Markets, which was acquired by Allegheny Energy Supply on March 16, 2001. In addition, the increase was due to power purchased to serve the provider of last resort load of West Penn and Potomac Edison and increased energy trading activities.

     The elimination between regulated utility operations and unregulated generation operations purchased power is necessary to remove the effect of affiliated purchased power expenses.

Allegheny Energy, Inc.

     Gas purchases and production expenses for the second quarter and first six months of 2001 and 2000 were as follows:
Gas Purchases and Production

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$16.7	$2.7	$ 84.6	$8.3
Unregulated generation	13.6		107.1
Total gas purchases and	$30.3	$2.7	$191.7	$8.3
production

     Gas purchases and production increased in the second quarter and first six months of 2001, by $27.6 million and $183.4 million, respectively. The increase in gas purchases and production for unregulated generation operations was primarily due to purchases made by Allegheny Energy Global Markets and for regulated utility operations the increase was primarily due to the acquisition of Mountaineer Gas in August 2000.

     Other operation expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Other Operation Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 98.6	$ 68.0	$200.6	$138.4
Unregulated generation	65.8	26.8	105.7	54.1
Other unregulated	15.1	3.0	24.5	5.7
Eliminations	(27.6)	(4.0)	(59.0)	(8.1)
Total other operation expenses	$151.9	$ 93.8	$271.8	$190.1

     The increase in regulated utility operations other operation expenses of $30.6 million and $62.2 million for the second quarter and first six months of 2001, respectively, was primarily due to Potomac Edison's generation lease payments to Allegheny Energy Supply and additional expenses related to the acquisition of Mountaineer Gas in August 2000.

     The increase in unregulated generation operations other operation expenses for the second quarter and six months ended June 30, 2001, was $39.0 million and $51.6, respectively. This increase was due to the increased purchasing of electric transmission capacity for delivery of energy to customers and expenses related to the generating assets transferred from regulated operations to unregulated generation.

     The increase in other of $12.1 million and $18.8 million for the second quarter and six months ended June 30, 2001, was due primarily to increased Allegheny Energy Solutions distributed generation business activities.

Allegheny Energy, Inc.

     The eliminations between regulated utility operations, unregulated generation operations, and other unregulated operations expenses is primarily to remove the effect of affiliated transmission purchases and Potomac Edison's lease of generating assets from Allegheny Energy Supply.

     Maintenance expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Maintenance Expenses
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$36.6	$38.9	$ 75.6	$ 80.2
Unregulated generation	36.1	19.9	72.5	35.7
Other unregulated			.2
Total maintenance expense	$72.7	$58.8	$148.3	$115.9

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

     The decrease in regulated utility operations maintenance for the second quarter and first six months of 2001 was primarily due to the transfer of generating assets from regulated utility operations to unregulated generation operations partially offset by the increased expenses related to the acquisition of Mountaineer Gas in August 2000.

     The increase in unregulated generation operations maintenance expenses for the second quarter and six months ended June 30, 2001, was primarily due to increased power station maintenance expenses related to the transfer of generating assets from regulated utility operations to unregulated generation operations and scheduled maintenance at the Fort Martin, Armstrong, Harrison, Hatfield, Pleasants and combustion turbine power stations.

Allegheny Energy, Inc.

     Depreciation and amortization expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Depreciation and Amortization Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$45.2	$51.2	$ 90.4	$103.6
Unregulated generation	30.5	11.1	50.5	22.2
Other unregulated	.2	.5	.4	.7
Total depreciation and
amortization expense	$75.9	$62.8	$141.3	$126.5

     The increase in depreciation and amortization expenses for unregulated generation operations for the second quarter of 2001 was primarily due to depreciation expense related to the generating assets that were purchased on May 3, 2001, amortization of goodwill related to the acquisition of G.E.M. on March 16, 2001, and generating assets transferred from regulated utility operations to unregulated generation operations. The decrease in regulated utility operations depreciation and amortization expenses reflects the transfer of generating assets from regulated utility operations to unregulated generation operations, offset in part by depreciation of new capital additions, including the acquisition of Mountaineer Gas.

     Taxes other than income taxes for the second quarter and first six months of 2001 and 2000 were as follows:

Taxes Other than Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$36.1	$36.0	$ 75.5	$ 72.8
Unregulated generation	17.6	14.7	35.9	27.7
Other unregulated	.3	.1	.4	.2
Total taxes other than
income taxes	$54.0	$50.8	$111.8	$100.7

     Total taxes other than income taxes increased $3.2 million and $11.1 million in the second quarter and first six months of 2001, respectively, due to increased gross receipts taxes, increased West Virginia Business and Occupation taxes, and increased property taxes primarily related to the acquisition of Mountaineer Gas in August 2000, higher Pennsylvania state revenues and higher Pennsylvania personal property tax assessments as a result of deregulation.

Allegheny Energy, Inc.

Federal and State Income Taxes

     Federal and state income taxes for the second quarter and first six months of 2001 increased $27.2 million and $39.4 million, respectively, due to increased taxable income.

Other Income, Net

     Other income, net decreased $2.9 million in the second quarter of 2001 as the comparable period for 2000 included a license fee refund and income related to investments of Allegheny Ventures. Other income, net increased $3.0 million in the first six months of 2001 due to increased interest income on temporary cash investments and gains on sales of unregulated generation property.

     Interest on long-term debt and other interest for the second quarter and first six months of 2001 and 2000 were as follows:

Interest Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Interest on long-term debt:
Regulated utility	$38.5	$36.9	$ 77.5	$73.6
Unregulated generation	16.4	7.9	26.9	15.7
Elimination		(3.1)		(6.3)
Total interest on long-term debt	54.9	41.7	104.4	83.0
Other interest:
Regulated utility	8.1	12.6	18.8	24.6
Unregulated generation	14.9	2.0	20.5	3.5
Other unregulated		.3		.3
Elimination	(5.7)	(1.9)	(7.8)	(3.2)
Total other interest	17.3	13.0	31.5	25.2
Total interest expense	$72.2	$54.7	$135.9	$108.2

     The increase in total interest on long-term debt in the second quarter and first six months of 2001, of $13.2 million and $21.4 million, respectively, resulted from increased average long-term debt outstanding.

     The 2000 elimination between regulated utility operations and unregulated generation operations on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and also by West Penn and Potomac Edison. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of West Penn's and Potomac Edison's generating assets. West Penn and Potomac Edison continued to be co-obligors with respect to the pollution control debt through December 22, 2000.

     On December 22, 2000, the trustees of the pollution control notes released West Penn and Potomac Edison from their co-obligor status as a result of Allegheny Energy Supply acquiring surety bonds, which would repay these notes in the event Allegheny Energy Supply defaults. In accordance with FASB SFAS No. 125, "Accounting for Transfers and Servicing of

Allegheny Energy, Inc.

Financial Assets and Extinguishments of Liabilities," West Penn and Potomac Edison derecognized the pollution control notes.

     Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $4.3 million and $6.3 million for the second quarter and first six months of 2001, respectively, resulted primarily from the increase in short-term debt outstanding.

     The other interest elimination between regulated utility operations, unregulated generation operations, and other unregulated operations are to remove the effect of affiliated interest expense.

Extraordinary Charge

     The extraordinary charge in the first quarter of 2000, of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 15 to the consolidated financial statements for additional information.

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

Other Comprehensive Income

     Other comprehensive income is comprised of two components: available-for-sale securities and cash flow hedges. Other comprehensive income includes an unrealized loss, net of tax, on available-for-sale securities of $.6 million and $.4 million for the second quarter and six months ended June 30, 2001, respectively. In addition, other comprehensive income includes an unrealized gain, net of tax, on cash flow hedges of $3.2 million and $1.6 million for the second quarter and six months ended June 30, 2001, respectively.

     The Company holds stocks classified as available-for-sale marketable securities in accordance with FASB's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income.

     On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133.

Allegheny Energy, Inc.

As of June 30, 2001, the fair value of these cash flow hedge contracts was an asset of $5.0 million. The total change in fair value for these cash flow hedge contracts of $1.6 million, net of tax, was also recorded in other comprehensive income, resulting in an ending balance of $3.1 million in other comprehensive income for these cash flow hedge contracts.

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

Internal Cash Flow

     Cash flows from operations in the first six months of 2001 declined by $186.2 million from the comparable 2000 period reflecting unrealized gains on commodity contracts and a net increase in deposits less customer deposits due to collateral posted with counterparties related to energy trading activities.

     Cash flows used in investing increased by $1,615.0 million for the first six months of 2001 from the comparable 2000 period. In the first six months of 2001, Allegheny Energy Supply paid $489.2 million for the acquisition of G.E.M., $78.2 million for the acquisition of interest in the Conemaugh Generating Station, and $1,053.0 million for the acquisition of the three generating facilities. Construction expenditures during the first six months of 2001 were $196.9 million compared to $208.8 in the first six months of 2000.

     Cash flows provided by financing increased by $1,866.5 million for the first six months of 2001 from the comparable 2000 period due primarily to $667.4 million net proceeds for the issuance of common stock, $407.1 million net proceeds from issuance of long-term debt, and $897.6 million increase in short-term debt financing.

Financings

     On June 7, 2001, AFN Finance Company No.2, a subsidiary of Allegheny Communications Connect, Inc., borrowed $10.5 million, under a variable rate secured credit facility with a maturity date of June 30, 2006. AFN Finance Company No.2 contributed the proceeds from this financing to AFN Communications, a limited liability company of which Allegheny Communications, Inc. is a member, for general corporate purposes.

     On May 2, 2001, the Company completed the public offering of its common stock, selling a total of 14.26 million shares at $48.25 per share. The net proceeds of approximately $667 million were used to fund the Company's acquisition of the generating facilities located in Illinois, Indiana, and Tennessee and for other corporate purposes.

Allegheny Energy, Inc.

     In April 2001, Allegheny Energy Supply consummated an operating lease transaction relating to construction of a 630-MW peaking and intermediate-load natural gas-fired facility located in St. Joseph County, Indiana, with expected commercial operation dates of 2003 for the peaking facility and 2005 for the intermediate-load facility. This transaction was structured to finance the purchase of turbines and transformers with a maximum commitment amount of $150 million. Upon completion and installation of the equipment, a special purpose entity will lease the equipment to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $.9 million per month, commencing during the first half of 2004 through February 2007. Subsequently, Allegheny Energy Supply has the right to negotiate renewal terms or purchase the plant for the lessor's investment or sell the plant and pay the difference between the proceeds and the lessor's investment up to a maximum recourse amount of approximately $130 million.

     On March 9, 2001, Allegheny Energy Supply issued $400.0 million of unsecured 7.80% notes due 2011 to pay for a portion of the cost of G.E.M.

     In the first six months of 2001, West Penn Funding, LLC redeemed $27.2 million of class A-1 6.32% transition bonds and $4.5 million of class A-2 6.63% transition bonds.

     As of June 30, 2001, $72.7 million of the $815.0 million line of credit with banks was used and unavailable for future use.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $6.1 million for the six months ended December 31, 2001, based on projected short-term borrowings.

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

     The Company is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and West Penn) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia's Legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

Allegheny Energy, Inc.

     The regulatory environment applicable to the Company's generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to the Company or its facilities, and future changes in laws and regulations may have an effect on the Company in ways that cannot be predicted. Some restructured markets, like California's, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of significant media coverage, much of which has been critical of the restructuring initiatives. In some of these restructured markets, including California's, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which the Company currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on the Company's operations and strategies.

Activities at the Federal Level

     While the Company continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. The recent changeover in control of the Senate from the Republicans to the Democrats has complicated the work of that chamber and delayed the confirmation of Bush Administration appointees necessary to allow the Administration to meaningfully engage. Two primary bills have been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's new chairman, Senator Jeff Bingaman of New Mexico. Senate hearings are expected throughout the summer on a national energy policy with votes planned in the fall of 2001. The primary House committee of jurisdiction, Energy and Commerce, has decided to postpone consideration only of electricity restructuring legislation until the fall in an effort to first advance the President's national energy security agenda this summer. The House Majority Whip, Representative Tom DeLay of Texas, is directing a parallel effort to craft consensus electricity restructuring legislation outside of the Energy and Commerce Committee. The Bush Administration is also drafting its own electricity-restructuring bill, but when it will be sent to Congress is unclear. Among issues that may be addressed during this process are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate.

Allegheny Energy, Inc.

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

- requires asymmetric pricing for asset transfers between utilities and   their affiliates. Asymmetric pricing requires that transfers of assets   from the regulated utility to an affiliate be recorded at the greater of   book cost or market value while transfers of assets from the affiliate to   the regulated utility be recorded at the lesser of book costs or market   value.

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on the asymmetric pricing issue potentially has positive implications for Potomac Edison. However, depending on interpretations of the Maryland PSC's order and its application to Potomac Edison's factual situation, portions of the Maryland PSC order approved by the Court, for example the order's limitation on employee sharing, could have a material impact on Potomac Edison. The Maryland Commission also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison. The Commission docketed similar proceedings for Maryland's other gas and electric companies.

     Potomac Edison, and other Maryland gas and electric utilities, have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals.

     The Maryland Commission has delegated Potomac Edison's supplier fees case to its Hearing Examiner Division. Settlement discussions are ongoing in that proceeding, which has been designated as Case No. 8851.

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a

Allegheny Energy, Inc.

five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate.

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30-day review period. The restructuring plan allowed the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value and that transfer was made effective June 1, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, West Penn has retained over 99.7% of its Pennsylvania customers as of June 30, 2001. There has been very little "shopping" for electricity in West Penn's service area primarily because of West Penn's low rates.

     As part of West Penn's restructuring settlement in Pennsylvania, West Penn retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be implemented for all customers in Potomac Edison's service territory beginning on January 1, 2002.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000, the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally. On May 15, 2001, the Virginia SCC initiated proceedings to establish rules and regulations for consolidated billing services, competitive metering, and customer minimum stay periods.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application.

Allegheny Energy, Inc.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by Potomac Edison to participate in a regional transmission entity (PJM West).

West Virginia Activities

     In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session.

     As approved by the W.Va. PSC, Potomac Edison transferred its generating assets to Allegheny Energy Supply in August 2000. In accordance with the same restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

Environmental Issues

     The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would require compliance by May 31, 2004. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule is also under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 upheld the rule. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $376.9 million of capital costs during the 2001 through 2004 period to comply with these regulations.

     On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on 10 of its electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted

Allegheny Energy, Inc.

these records in January 2001. The eventual outcome of the EPA investigation is unknown.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of NSR, or a major modification of the facility, which would require compliance with NSR. If federal NSR was to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

     In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

Right-to-Know

     On June 27, 2001, the Company submitted its 2000 Toxic Release Inventory with the EPA and appropriate state government agencies, reporting 32.8 million pounds of total releases for the calendar year 2000. The inventory is part of the Emergency Planning and Community Right-to-Know Act (RTK), which requires the Company to report estimated annual releases of certain chemical substances entering into the environment through the process of burning fossil fuels to make electricity. The releases reported by the Company are trace elements that occur naturally in coal, as well as stack gases formed during the combustion process. These trace elements have always been present in the electricity generation process. The company has made no change in the way it generates electricity. However, the EPA has changed its rules for reporting these materials and added new database reporting requirements. Because of these changing requirements and the Company's customers' increasing demand for electricity, which also increases the amount of coal the Company burns, the estimated releases of chemicals reported for the Company's generating facilities increased during the 2000 calendar year.

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

Allegheny Energy, Inc.

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

     Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts will be reclassified to earnings during July and August of 2001, when the hedged transactions are recorded. As of June 30, 2001, the fair value of these two cash flow hedge contracts was $5.0 million. The gain of $3.5 million, before tax, resulting from the change in fair value of these contracts was recorded in other comprehensive income.

     Allegheny Energy Supply also has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, Allegheny Energy Supply recorded an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts. The majority of this liability was related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these

Allegheny Energy, Inc.

contracts as a change in accounting principle on January 1, 2001. As of June 30, 2001, the net fair value of these contracts was $10.7 million. The total change in fair value of $41.6 million ($25.4 million net of tax) for these contracts during the first six months of 2001 was recorded as an unrealized gain in "Revenues - unregulated generation" on the consolidated statement of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities. The interest rate risk exposure results from changes in interest rates as a result of interest rate swaps, commercial paper, and fixed-rate debt. The Company is mandated by its Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

     The Company is primarily exposed to commodity-driven risks associated with the wholesale marketing of electricity, including the generation, procurement, marketing, and trading of power. The Company's wholesale activities principally consist of marketing and trading over-the-counter forward and New York Mercantile Exchange (NYMEX) future contracts for the purchase and sale of electricity and natural gas. The majority of these contracts represent commitments to purchase or sell electricity and natural gas at fixed prices in the future. Except for the NYMEX contracts, these contracts require physical delivery of electricity and natural gas.

     The Company also uses option contracts to buy and sell electricity and natural gas at fixed prices in the future. A portion of these option contracts are entered into for risk management purposes. The risk management activities focus on management of volume risks (supply), operational risks (plant outages), and market risks (energy prices).

     The Company has entered into long-term contractual obligations for sales of electricity to other load-serving entities, municipalities, retail load aggregators, and other entities.

     On March 16, 2001, the Company acquired G.E.M., the energy commodity marketing and trading business of Merrill Lynch, including the contractual control of 1,000 MW of generation in California.

     On March 22, 2001, the Company announced that Allegheny Energy Supply signed a long-term, fixed-price sales agreement with the CDWR, the electricity buyer for the state of California. The $4.5 billion contract is for a 10-year period. Under the terms of the contract, Allegheny Energy Supply has committed to sell up to 1,000 MW of electricity from supply contracts it has secured from generating plants in the Western Systems Coordinating Council Region.

     On May 11, 2001, the Company announced that Allegheny Energy Supply had signed a 15-year, natural gas tolling agreement with Las Vegas Cogeneration II for 222 MW of generating capacity, beginning in the third quarter of 2002.

Allegheny Energy, Inc.

     The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee chaired by the Chief Executive Officer and composed of senior management. An independent risk management group actively measures and monitors the risks exposures to ensure compliance with the Policy.

     To manage the Company's financial exposure to commodity price fluctuations in its energy trading, marketing, and risk management activities, the Company routinely enters into contracts, such as electricity purchase and sale commitments, to hedge the Company's risk exposure. However, the Company does not hedge the entire exposure of the Company's operations from commodity price volatility for a variety of reasons. To the extent the Company does not hedge against commodity price volatility, the Company's results of operations and financial position may be affected either favorably or unfavorably by a shift in the future market prices.

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

     The Company is engaged in various trading activities in which counterparties primarily include electric and gas utilities, independent power producers, oil and gas exploration and production companies, and energy marketers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration of customers in the electric and gas utility, independent power and oil and gas exploration and production industries. These concentrations in customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Based on its policies and exposures, the Company does not currently anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

     Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generating assets and contractual generation under its control to back positions on physical transactions. Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Corporate Energy Risk Control Policy. The Company evaluates commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

     The Company uses various methods to measure its exposure to market risk, including a value at risk model (VaR). VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The Company's VaR calculation includes all contracts, whether financially or physically settled, associated with its wholesale marketing and trading of electricity, natural

Allegheny Energy, Inc.

gas, and other commodities. The Company calculates VaR including its generating capacity and provider of last resort load obligations. The VaR calculation does not include positions beyond three years for which there is a limited observable, liquid market and commodity price exposure related to the procurement of fuel for its own generation. The Company believes that this represents the most complete calculation of its value at risk.

     The Company calculates VaR using a variance/covariance technique that models option positions using a linear approximation of their value based upon the options delta equivalents. Due to inherent limitations to VaR, including the use of approximations to value options, subjectivity in the choice of liquidation period and reliance on historical data to calibrate the model, the VaR calculation may not accurately reflect the Company's market risk exposure. As a result, the actual changes in the Company's market risk sensitive instruments could differ from the calculated VaR, and such changes could have a material impact on our financial results.

     The VaR amount represents the potential loss in fair value from the market risk sensitive positions described above over a one-day holding period with a 95% confidence level. As of June 29, 2001, the Company's VaR was $13.9 million including its generating capacity and provider of last resort obligations.

     At December 31, 2000, the Company's VaR was $38.7 million. This calculation included contracts and positions for the next 12 months and the Company's generating assets, provider of last resort, retail and other similar obligations. The decrease in VaR for the first six months of 2001 is primarily due to a reduction in the Company's open power positions in the on-peak period of approximately 80 percent in the forward looking 12 month period.

     The Company has entered into long-term arrangements (terms of 12 months or longer) to purchase approximately 90 percent of its base fuel requirements for its owned generation in 2001. The Company depends on short-term arrangements and spot purchases for its remaining requirements. Until 2005, the Company expects to meet its total coal requirements for its generating assets under existing contracts or from known suppliers.

ALLEGHENY ENERGY, INC.

Part II - Other Information to Form 10-Q

for Quarter Ended June 30, 2001

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)     At the annual meeting of stockholders held on May 10, 2001, votes were taken for the election of directors, the approval of the appointment of PriceWaterhouse LLP (now PricewaterhouseCoopers LLP) as independent accountants, the issuance of a report to shareholders on greenhouse gas emissions, the approval by shareholders of "poison pills," the annual election of directors, and the approval by shareholders of "golden parachutes" above a certain amount. The total number of votes cast in the election for directors was 91,763,974 with the following results:
Nominee for Director	Votes For	Votes Withheld

Eleanor Baum	90,539,444	1,224,530

These are the results on the other votes:
		Votes
	Votes For	Against	Abstentions	Total
Approval of independent
Accountants	89,901,704	1,232,810	629,460	91,763,974

Shareholder proposal regarding the issuance of a report to shareholders regarding greenhouse gas emissions	8,896,307	62,880,321	4,214,807	75,991,435

Shareholder proposal regarding the approval by shareholders of "poison pills"	41,095,740	32,454,527	2,315,508	75,865,775

Shareholder proposal regarding the annual election of directors	40,042,166	33,642,188	2,277,623	75,961,977

Shareholder proposal regarding the approval by the shareholders of "golden parachutes"	31,001,436	41,947,591	3,016,749	75,965,776

     The shareholders approved the company's independent accountants. The shareholders also approved the shareholder proposals regarding " "poison pills" and the annual election of directors. They did not approve the shareholder proposals regarding "global warming" or "golden parachutes."

Item 5. Other Information

     On July 23, 2001, the Company filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering (IPO) of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the Company's unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). The Company also expects, subject to market and other conditions, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company during 2002 in a tax-free distribution.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act (PUHCA). The purpose of the IPO and distribution is to permit the Company's regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     These transactions would create two independent companies. Allegheny Energy, Inc. will own its utility operating subsidiaries, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and West Penn Power Company (West Penn), doing business as Allegheny Power, as well as its Allegheny Ventures, Inc. (Allegheny Ventures). The newly created holding company will own the businesses of Allegheny Energy Supply. The filing of the U-1 application is the first step in the IPO process. The Company expects to file an S-1 Registration Statement with the SEC by the end of the third quarter.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)     Exhibit 12 Computation of ratio of earnings to fixed charges.

(b)     Form 8-K Reporting Date - April 23, 2001

          Items Reported: Other Events

            Item 5 - Allegheny Energy, Inc. reported first quarter
            earnings.

        Form 8-K Reporting Date - April 30, 2001

          Items Reported: Other Events

            Item 5 - Underwriting Agreement between Allegheny Energy, Inc.
            and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner &
            Smith Incorporated, dated as of April 26, 2001, in connection with the sale of 12,400,000 shares of Allegheny Energy, Inc.'s common stock, par value $1.25 per share, pursuant to Allegheny
            Energy, Inc.'s Prospectus Supplement, dated April 26, 2001, to the Prospectus dated April 5, 2001.

53

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

/s/ T. J. Kloc .
T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

August 14, 2001