Form 10-Q/A
period 2001-06-30
ALLEGHENY ENERGY INC
filed 2001-10-18
CIK 3673

Page 1 of 54

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

Allegheny Energy, Inc.

Explanatory Note

Allegheny Energy, Inc. (the Company) is filing this amendment to its Form 10Q for the period ended June 30, 2001, which was originally filed with the Securities and Exchange Commission on August 14, 2001. The Company is amending the previously filed Form 10Q to correct certain inaccurate journal entries related to the amounts previously reported for commodity contracts assets and liabilities, accounts receivable, accounts payable, unregulated generation revenues, purchased power and exchanges, net, gas purchases and production, other operating expenses, other comprehensive income, and related amounts for state and federal income taxes. The errors being corrected relate to the accounting for our recently acquired energy commodity marketing and trading business and primarily involve the netting of transactions with counterparties in accordance with contractual agreements, intercompany transactions not eliminated in consolidation, and reconciliation differences identified after June 30, 2001. The effect on net income for these changes is a decrease of $5.5 million ($.05 per share) for the three months ended June 30, 2001 and a decrease of $3.2 million ($.03 per share) for the six months ended June 30, 2001. These changes had no net effect on the Consolidated Statement of Cash Flows.

The corrected amounts are shown on the Consolidated Statement of Operations, the Consolidated Statement of Cash Flows, the Consolidated Balance Sheet, the Consolidated Statement of Comprehensive Income, Notes 4, 8, 10, and 13, Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 30, 31, 33, 35, 36, 39, 40, 41, and 48, and Exhibit 12.
3

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended June 30, 2001

Index	Page No.
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Statement of Operations - Three and six months ended June 30, 2001 and 2000	4
Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000	5
Consolidated Balance Sheet - June 30, 2001 and December 31, 2000	6-7
Consolidated Statement of Comprehensive Income - Three and six months ended June 30, 2001 and 2000	8
Notes to Consolidated Financial Statements	9-21
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22-49
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49-51
PART II -OTHER INFORMATION	52-54
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000*	2001	2000*
OPERATING REVENUES:
Regulated utility	$ 630,498	$573,961	$1,407,836	$1,196,511
Unregulated generation	2,293,313	286,488	3,201,831	527,553
Other unregulated	16,563	4,874	24,083	8,049
Total Operating Revenues	2,940,374	865,323	4,633,750	1,732,113

OPERATING EXPENSES:
Operation:
Fuel for electric generation	140,252	129,726	286,103	265,414
Purchased power and exchanges, net	2,178,753	303,433	3,104,211	562,074
Gas purchases and production	18,739	2,667	92,614	8,321
Deferred power costs, net	(4,067)	2,404	(7,409)	4,868
Other	154,920	93,782	275,892	190,085
Maintenance	72,722	58,842	148,284	115,917
Depreciation and amortization	75,864	62,793	141,251	126,454
Taxes other than income taxes	54,007	50,750	111,790	100,677
Federal and state income taxes	63,379	39,677	131,960	94,645
Total Operating Expenses	2,754,569	744,074	4,284,696	1,468,455
Operating Income	185,805	121,249	349,054	263,658

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds used during
construction	160	83	420	570
Other income, net	992	3,906	3,697	655
Total Other Income and Deductions	1,152	3,989	4,117	1,225
Income Before Interest Charges, Preferred Dividends,
Extraordinary Charge, Net and Cumulative Effect of
Accounting Change, Net	186,957	125,238	353,171	264,883

INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt	54,929	41,718	104,407	83,002
Other interest	17,327	13,018	31,491	25,215
Allowance for borrowed funds used during construction
and interest capitalized	(2,356)	(2,214)	(3,868)	(3,705)
Dividends on preferred stock of subsidiaries	1,260	1,260	2,520	2,520
Total Interest Charges and Preferred Dividends	71,160	53,782	134,550	107,032

Consolidated Income Before Extraordinary Charge and
Cumulative Effect of Accounting Change	115,797	71,456	218,621	157,851
Extraordinary Charge, net(1)				(70,505)
Cumulative Effect of Accounting Change, net(2)			(31,147)
CONSOLIDATED NET INCOME	$ 115,797	$ 71,456	$ 187,474	$ 87,346

AVERAGE COMMON STOCK SHARES OUTSTANDING	119,842,121	110,436,317	115,165,202	110,436,317
AVERAGE DILUTED COMMON STOCK SHARES	120,406,218	110,657,142	115,674,279	110,657,142

BASIC EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$.97	$0.65	$1.90	$1.43
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(0.27)
Consolidated net income	$.97	$0.65	$1.63	$0.79

DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$.96	$0.65	$1.89	$1.43
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(0.27)
Consolidated net income	$.96	$0.65	$1.62	$0.79

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
(1) See Note 15 in the notes to the consolidated financial statements.
(2) See Note 13 in the notes to the consolidated financial statements.
5
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Six Months Ended
	June 30
	2001	2000*
CASH FLOWS FROM (USED IN) OPERATIONS:
Consolidated net income	$ 187,474	$ 87,346
Extraordinary charge, net of taxes		70,505
Cumulative effect of accounting change,
net of taxes	31,147
Consolidated income before extraordinary charge
and cumulative effect of accounting change	218,621	157,851
Depreciation and amortization	141,251	126,454
Amortization of adverse purchase power contract	(4,995)	(6,275)
Deferred investment credit and income taxes, net	76,282	5,394
Deferred power costs, net	(7,409)	4,868
Unrealized gains on commodity contracts, net	(180,470)
Allowance for other than borrowed funds used
during construction	(420)	(570)
Changes in certain assets and liabilities:
Accounts receivable, net	(51,640)	(13,319)
Deposits	(160,548)
Materials and supplies	(15,144)	(5,092)
Prepayments	(10,343)	(23,575)
Benefit plan investments	(1,300)	(988)
Purchased options	(170)	(22,076)
Accounts payable	4,721	(34,713)
Accrued major maintenance	6,252
Taxes accrued	(32,133)	(15,524)
Customer deposits	7,250
Other, net	4,884	7,923
	(5,311)	180,363

CASH FLOWS USED IN INVESTING:
Regulated utility construction expenditures
(less allowance for other than borrowed funds
used during construction)	(101,486)	(108,242)
Unregulated generation construction
expenditures and investments	(81,113)	(97,813)
Acquisitions	(1,626,810)
Other construction expenditures and investments	(14,328)	(2,712)
	(1,823,737)	(208,767)

CASH FLOWS PROVIDED BY (USED IN) FINANCING:
Issuance of long-term debt	407,094	79,900
Retirement of long-term debt	(31,736)	(159,655)
Funds on deposit with trustees and restricted funds		13,172
Short-term debt, net	897,567	131,731
Proceeds from issuance of common stock	667,368
Issuance of common stock	(5,687)
Cash dividends paid on common stock	(95,975)	(92,488)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	9,583	(55,744)
Cash and temporary cash investments at January 1	18,021	65,984
Cash and temporary cash investments at June 30	$ 27,604	$ 10,240
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 117,750	$ 105,798
Income taxes	77,516	110,399
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
6

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
ASSETS:	2001	2000*
Property, Plant, and Equipment:
Regulated utility	$ 5,455,268	$ 5,550,699
Unregulated generation	5,015,551	3,749,453
Other unregulated	39,648	25,341
Construction work in progress	293,498	181,476
	10,803,965	9,506,969
Accumulated depreciation	(4,098,397)	(3,967,631)
	6,705,568	5,539,338
Investments and Other Assets:
Excess of cost over net assets acquired	594,874	216,411
Benefit plans' investments	101,894	100,594
Unregulated investments	59,034	44,246
Other	8,701	2,238
	764,503	363,489
Current Assets:
Cash and temporary cash investments	27,604	18,021
Accounts receivable:
Electric service	598,933	538,847
Gas	34,032	47,250
Other	21,818	18,366
Allowance for uncollectible accounts	(35,090)	(36,410)
Materials and supplies - at average cost:
Operating and construction	99,242	98,664
Fuel	59,782	43,754
Deposits	160,548
Prepaid taxes	91,893	76,896
Deferred income taxes		15,665
Commodity contracts	1,592,413	234,538
Other, including current portion of regulatory assets	75,900	72,304
	2,727,075	1,127,895
Deferred Charges:
Regulatory assets	562,187	579,801
Unamortized loss on reacquired debt	30,530	31,645
Other	80,344	54,849
	673,061	666,295

Total Assets	$10,870,207	$ 7,697,017

7

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 156,076	$ 153,045
Other paid-in capital	1,405,185	1,044,085
Retained earnings	1,029,648	943,281
Treasury stock (at cost)		(398,407)
Other comprehensive income	(4,841)	(1,323)
	2,586,068	1,740,681

Preferred stock	74,000	74,000
Long-term debt and QUIDS	2,845,842	2,559,510
	5,505,910	4,374,191
Current Liabilities:
Short-term debt	1,619,796	722,229
Long-term debt due within one year	249,627	160,184
Accounts payable	389,291	386,746
Taxes accrued:
Federal and state income	24,104	31,229
Other	57,957	82,923
Customer deposits	7,250
Interest accrued	55,080	39,864
Adverse power purchase commitments	24,839	24,839
Payroll accrued	50,403	50,446
Commodity contracts	1,222,553	224,591
Other, including current portion of regulatory
liabilities	88,079	55,926
	3,788,979	1,778,977

Minority Interest	27,696

Deferred Credits and Other Liabilities:
Unamortized investment credit	105,804	109,135
Deferred income taxes	907,363	888,303
Obligation under capital leases	34,920	34,437
Regulatory liabilities	110,374	121,327
Adverse power purchase commitments	265,918	278,338
Other	123,243	112,309
	1,547,622	1,543,849

Total Capitalization and Liabilities	$10,870,207	$7,697,017

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.

8

ALLEGHENY ENERGY, INC.
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Consolidated net income	$115,797	$71,456	$187,474	$87,346
Other comprehensive income (loss):
Unrealized (loss) on
available-for-sale
Securities	(601)		(436)
Unrealized gains (losses)
on cash flow hedges:
Cumulative effect of
accounting change -
gain on cash flow
Hedges			1,478
Unrealized (loss) on cash
flow hedges for the
Period	(2,941)		(4,560)
Net unrealized (loss) on
cash flow hedges	(2,941)		(3,082)
Total other comprehensive
income (loss)	(3,542)		(3,518)
Consolidated comprehensive
Income	$112,255	$71,456	$183,956	$87,346

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

2. On March 16, 2001,Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) acquired Global Energy Markets (G.E.M.) the energy commodity marketing and trading unit of Merrill Lynch Capital Services (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), conducts Allegheny Energy Supply's wholesale power marketing and energy commodity trading, fuel procurement, and risk management activities and provides customers with structured products and services to assist in meeting energy requirements.

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

The Company has contracts that are unique due to their long-term nature and are valued using a proprietary pricing model. Inputs to the model include estimated forward gas and power prices, interest rates, estimates of market volatility for gas and power prices and the correlation of gas and power prices. The estimated fair value represents management's best estimate of an amount that could be realized in an actual transaction. However, the estimated fair value could vary materially from the amount that could be actually realized. The Company has not recorded any reserves for its commodity contracts under SFAS No. 5, "Accounting for Contingencies."

The fair value of commodity contracts which represent the net unrealized gain and loss positions are recorded as assets or liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39. At June 30, 2001, the fair value of "Commodity Contract" assets was $1,592.4 million and the fair value of "Commodity Contract" liabilities was $1,222.6. A net unrealized gain of $142.4 million and $180.5 million, before tax, was recorded to the consolidated statement of operations in operating revenues - unregulated generation to reflect the change in fair value of the energy commodity contracts for the second quarter and first six months of 2001. See Note 13 for additional information regarding commodity contracts and unrealized gains and losses.

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

The Company holds stocks classified as available-for-sale marketable securities in accordance with FASB's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income. Since the decline in the market value of the securities is considered temporary, the Company does not expect the unrealized loss on the securities classified in other comprehensive income to be reclassified to earnings. The fair value of the Company's available-for-sale securities was $3.1 million and $1.4 million at June 30, 2001 and December 31, 2000, respectively. The change in fair value includes the addition of a new stock with a cost basis of $2.2 million and a loss of $.5 million, before tax ($.4 million net of tax), that was recorded to other comprehensive income as an unrealized loss as of June 30, 2001.

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of June 30, 2001, the fair value of these cash flow hedge contracts was a liability of $5.0 million. The total change in fair value for these cash flow hedge contracts of $(6.5) million, before tax ($(4.6) million after tax), was also recorded in other comprehensive income, resulting in an ending balance of $(3.1) million in other comprehensive income for these cash flow hedge contracts. Management anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of June 30, 2001, a loss of $3.1 million) will be reclassified to earnings during July and

Allegheny Energy, Inc.

August of 2001 when the hedged transactions are executed. See Note 13 for additional details.

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

Allegheny Energy, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Operating Revenues:
Regulated utility	$ 667,687	$591,883	$1,485,241	$1,230,262
Unregulated generation	2,582,135	418,662	3,800,941	805,352
Other unregulated	16,698	4,968	24,310	8,165
Eliminations	(326,146)	(150,190)	(676,742)	(311,666)
Depreciation and amortization:
Regulated utility	45,113	51,245	90,344	103,563
Unregulated generation	30,574	11,104	50,549	22,182
Other unregulated	177	444	358	709
Federal and State Income Taxes:
Regulated utility	23,522	36,092	70,256	78,458
Unregulated generation	39,024	3,016	61,767	15,568
Other unregulated	833	569	(63)	619
Operating Income:
Regulated utility	83,664	98,830	191,288	208,901
Unregulated generation	101,873	21,562	158,855	53,800
Other unregulated	268	857	(1,089)	957
Interest Charges and Preferred Dividends
Regulated utility	47,103	49,936	97,439	99,319
Unregulated generation	29,793	8,538	45,079	16,877
Other unregulated	40	261	40	261
Eliminations	(5,776)	(4,953)	(8,008)	(9,425)
Consolidated Income Before Extraordinary Charge and Cumulative Effect of Accounting Change:
Regulated utility	43,518	55,410	104,188	116,396
Unregulated generation	72,625	14,817	116,456	40,265
Other unregulated	(346)	1,229	(2,023)	1,190
Extraordinary Charge, Net:
Regulated utility				(70,505)
Cumulative Effect of Accounting Change Net
Unregulated generation			(31,147)
Capital Expenditures:
Regulated utility	56,015	67,335	101,906	108,812
Unregulated generation	49,716	55,857	81,113	97,813
Other unregulated	5,005	4,060	14,328	2,712

			June 30	December 31
			2001	2000
Identifiable Assets:
Regulated utility			$5,056,802	$ 4,918,316
Unregulated generation			5,711,479	2,714,607
Other unregulated			101,926	64,094

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

As of June 30, 2001, the fair value of these cash flow hedge contracts was a liability of $5.0 million. The total change in fair value for these cash flow hedge contracts of $(6.5) million ($(4.6) million net of income taxes) was also recorded in other comprehensive income, resulting in an ending balance of $(3.1) million in other comprehensive income for these cash flow hedge contracts. Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of June 30, 2001, a loss of $3.1 million) will be reclassified to earnings during July and August of 2001 when the hedged transactions are executed.

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

     The filing of the U-1 application marks the Company's first official step in the IPO process. The Company expects to file an S-1 Registration Statement with the SEC by the end of the fourth quarter of 2001.

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

REVIEW OF OPERATIONS

EARNINGS SUMMARY

	Consolidated Net Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 43.4	$52.4	$104.1	$116.4
Unregulated generation	72.7	17.9	116.5	40.2
Other unregulated	(.3)	1.2	(2.0)	1.2
Consolidated income before
extraordinary charge and
cumulative effect of
accounting change	115.8	71.5	218.6	157.8
Extraordinary charge, net				(70.5)
Cumulative effect of
accounting change, net			(31.1)
Consolidated net income	$115.8	$71.5	$187.5	$ 87.3

	Basic Earnings Per Average Share
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Regulated utility	$ .36	$.48	$ .90	$1.05
Unregulated generation	.61	.16	1.01	.37
Other unregulated		.01	(.01)	.01
Consolidated income before
extraordinary charge
and cumulative effect of
accounting change	.97	.65	1.90	1.43
Extraordinary charge, net				(.64)
Cumulative affect of
accounting change, net			(.27)
Consolidated net income	$ .97	$.65	$1.63	$ .79

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

SALES AND REVENUES

     Total operating revenues for the second quarter and first six months of 2001 and 2000 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)
Operating revenues:
Regulated utility:
Electric	$ 567.5	$548.9	$1,211.2	$1,138.0
Gas	37.9	3.3	147.2	13.1
Choice	1.8	9.6	4.9	20.4
Bulk Power	43.0	13.6	86.2	27.9
Transmission and other
energy services	17.5	16.5	35.7	30.9
Total regulated
utility revenues	667.7	591.9	1,485.2	1,230.3
Unregulated generation:
Retail and other	55.6	58.9	127.7	113.2
Bulk power	2,526.5	359.8	3,673.3	692.2
Total unregulated
generation revenues	2,582.1	418.7	3,801.0	805.4
Other unregulated	16.7	5.0	24.3	8.1
Eliminations	(326.1)	(150.3)	(676.7)	(311.7)
Total operating revenues	$2,940.4	$865.3	$4,633.8	$1,732.1

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

     The increase in unregulated generation operation revenues for the second quarter and first six months of 2001 was due to the results of energy trading activities. On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading unit of Merrill Lynch. This acquisition significantly increased the volume and scope of Allegheny Energy Supply's energy commodity marketing and trading activities. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations. An unrealized, before tax, gain of $142.4 million and $180.5 million was recorded to the consolidated statement of operations in operating revenues to reflect the change in fair value of the energy commodity contracts for the second quarter and first six months of 2001, respectively. See Note 4 to the consolidated financial statements for additional details.

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

Allegheny Energy, Inc.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA and consists of the following items:

Purchased Power and Exchanges, Net

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility:
From PURPA generation*	$ 43.4	$ 50.1	$ 93.2	$ 96.4
Other purchased power	248.9	126.1	533.4	264.7
Total purchased power for
regulated operations	292.3	176.2	626.6	361.1
Power exchanges, net				7.2
Unregulated generation purchased
power	2,173.1	265.9	3,086.3	485.1
Eliminations	(286.6)	(138.7)	(608.7)	(291.3)
Purchased power and exchanges,
net	$2,178.8	$303.4	$3,104.2	$562.1

*PURPA cost (cents per kWh)	5.4	5.7	5.6	5.5

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

Allegheny Energy, Inc.

     Gas purchases and production expenses for the second quarter and first six months of 2001 and 2000 were as follows:
Gas Purchases and Production

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$16.7	$2.7	$ 84.6	$8.3
Unregulated generation	2.0		8.0
Total gas purchases and	$18.7	$2.7	$ 92.6	$8.3
production

     Gas purchases and production increased in the second quarter and first six months of 2001, by $16.0 million and $84.3 million, respectively. The increase in gas purchases and production for unregulated generation operations was primarily due to purchases made by Allegheny Energy Global Markets and for regulated utility operations the increase was primarily due to the acquisition of Mountaineer Gas in August 2000.

     Other operation expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Other Operation Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 98.6	$ 68.0	$200.6	$138.4
Unregulated generation	68.8	26.8	109.8	54.1
Other unregulated	15.1	3.0	24.5	5.7
Eliminations	(27.6)	(4.0)	(59.0)	(8.1)
Total other operation expenses	$154.9	$ 93.8	$275.9	$190.1

The increase in regulated utility operations other operation expenses of $30.6 million and $62.2 million for the second quarter and first six months of 2001, respectively, was primarily due to Potomac Edison's generation lease payments to Allegheny Energy Supply and additional expenses related to the acquisition of Mountaineer Gas in August 2000.

     The increase in unregulated generation operations other operation expenses for the second quarter and six months ended June 30, 2001, was $42.0 million and $55.7, respectively. This increase was due to the increased purchasing of electric transmission capacity for delivery of energy to customers and expenses related to the generating assets transferred from regulated operations to unregulated generation.

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

Allegheny Energy, Inc.

Federal and State Income Taxes

     Federal and state income taxes for the second quarter and first six months of 2001 increased $23.7 million and $37.3 million, respectively, due to increased taxable income.

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

Other Comprehensive Income

     Other comprehensive income is comprised of two components: available-for-sale securities and cash flow hedges. Other comprehensive income includes an unrealized loss, net of tax, on available-for-sale securities of $.6 million and $.4 million for the second quarter and six months ended June 30, 2001, respectively. In addition, other comprehensive income includes an unrealized loss, net of tax, on cash flow hedges of $2.9 million and $4.6 million for the second quarter and six months ended June 30, 2001, respectively.

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

Allegheny Energy, Inc.

As of June 30, 2001, the fair value of these cash flow hedge contracts was a liability of $5.0 million. The total change in fair value for these cash flow hedge contracts of $(4.6) million, net of tax, was also recorded in other comprehensive income, resulting in an ending balance of $(3.1) million in other comprehensive income for these cash flow hedge contracts.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     In the normal course of business, the subsidiaries are subject to various co ntingencies and uncertainties relating to their operations and construction programs, including legal actions, and regulations and uncertainties related to environmental matters.

Internal Cash Flow

     Cash flows from operations in the first six months of 2001 declined by $185.7 million from the comparable 2000 period reflecting unrealized gains on commodity contracts and a net increase in deposits less customer deposits due to collateral posted with counterparties related to energy trading activities.

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

     Cash flows provided by financing increased by $1,866.0 million for the first six months of 2001 from the comparable 2000 period due primarily to $667.4 million net proceeds for the issuance of common stock, $407.1 million net proceeds from issuance of long-term debt, and $897.6 million increase in short-term debt financing.

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

     Allegheny Energy Supply anticipates that the amounts accumulated in other comprehensive income related to these contracts will be reclassified to earnings during July and August of 2001, when the hedged transactions are recorded. As of June 30, 2001, the fair value of these two cash flow hedge contracts was a liability $5.0 million. The loss of $6.5 million, before tax, resulting from the change in fair value of these contracts was recorded in other comprehensive income.

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

54

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

/s/ T. J. Kloc .
T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

October 18, 2001

EXHIBIT 12
COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES
For the Six Months Ended June 30, 2001
(Dollar Amounts in Thousands)
Allegheny Energy, Inc.
Earnings:
Net Income*	$218,621
Plus: Fixed charges (see below)	138,937
Income taxes*	131,597
Amort. of capitalized interest	98
Equity in Earings - Ventures	2,077
Less: Capitalized interest	(3,182)

Total Earnings	$488,148

Fixed Charges:
Interest on long-term debt	$104,406
Other interest	31,493
Estimated interest component of rentals	3,038

Total Fixed Charges	$138,937

Ratio of Earnings to Fixed Charges	3.51

*Net income and income taxes excludes accounting changes.