Form 10-Q/A
period 2001-06-30
ALLEGHENY ENERGY INC
filed 2001-11-13
CIK 3673

Page 1 of 56

FORM 10-Q/A #1

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

Allegheny Energy, Inc.

Explanatory Note

Allegheny Energy, Inc. (the Company) is filing this amendment to its Form 10Q for the period ended June 30, 2001, which was originally filed with the Securities and Exchange Commission on August 14, 2001. On October 18, 2001, the Company filed on Form 10Q/A an amendment of the Consolidated Financial Statements for the period ended June 30, 2001, to correct certain amounts contained in the Consolidated Financial Statements. This additional amendment is filed to add a note to the Consolidated Financial Statements for the period ended June 30, 2001, as additional disclosure of the restated amounts (see Note 2 to the Consolidated Financial Statements).

3

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended June 30, 2001

Index	Page No.
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Statement of Operations - Three and six months ended June 30, 2001 and 2000	4
Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000	5
Consolidated Balance Sheet - June 30, 2001 and December 31, 2000	6-7
Consolidated Statement of Comprehensive Income - Three and six months ended June 30, 2001 and 2000	8
Notes to Consolidated Financial Statements	9-23
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-51
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51-53
PART II -OTHER INFORMATION	54-56
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	Restated		Restated
	(See Note 2)		(See Note 2)
	2001	2000*	2001	2000*
OPERATING REVENUES:
Regulated utility	$ 630,498	$573,961	$1,407,836	$1,196,511
Unregulated generation	2,293,313	286,488	3,201,831	527,553
Other unregulated	16,563	4,874	24,083	8,049
Total Operating Revenues	2,940,374	865,323	4,633,750	1,732,113

OPERATING EXPENSES:
Operation:
Fuel for electric generation	140,252	129,726	286,103	265,414
Purchased power and exchanges, net	2,178,753	303,433	3,104,211	562,074
Gas purchases and production	18,739	2,667	92,614	8,321
Deferred power costs, net	(4,067)	2,404	(7,409)	4,868
Other	154,920	93,782	275,892	190,085
Maintenance	72,722	58,842	148,284	115,917
Depreciation and amortization	75,864	62,793	141,251	126,454
Taxes other than income taxes	54,007	50,750	111,790	100,677
Federal and state income taxes	63,379	39,677	131,960	94,645
Total Operating Expenses	2,754,569	744,074	4,284,696	1,468,455
Operating Income	185,805	121,249	349,054	263,658

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds used during
construction	160	83	420	570
Other income, net	992	3,906	3,697	655
Total Other Income and Deductions	1,152	3,989	4,117	1,225
Income Before Interest Charges, Preferred Dividends,
Extraordinary Charge, Net and Cumulative Effect of
Accounting Change, Net	186,957	125,238	353,171	264,883

INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt	54,929	41,718	104,407	83,002
Other interest	17,327	13,018	31,491	25,215
Allowance for borrowed funds used during construction
and interest capitalized	(2,356)	(2,214)	(3,868)	(3,705)
Dividends on preferred stock of subsidiaries	1,260	1,260	2,520	2,520
Total Interest Charges and Preferred Dividends	71,160	53,782	134,550	107,032

Consolidated Income Before Extraordinary Charge and
Cumulative Effect of Accounting Change	115,797	71,456	218,621	157,851
Extraordinary Charge, net(1)				(70,505)
Cumulative Effect of Accounting Change, net(2)			(31,147)
CONSOLIDATED NET INCOME	$ 115,797	$ 71,456	$ 187,474	$ 87,346

AVERAGE COMMON STOCK SHARES OUTSTANDING	119,842,121	110,436,317	115,165,202	110,436,317
AVERAGE DILUTED COMMON STOCK SHARES	120,406,218	110,657,142	115,674,279	110,657,142

BASIC EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$.97	$0.65	$1.90	$1.43
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(0.27)
Consolidated net income	$.97	$0.65	$1.63	$0.79

DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$.96	$0.65	$1.89	$1.43
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(0.27)
Consolidated net income	$.96	$0.65	$1.62	$0.79

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
(1) See Note 16 in the notes to the consolidated financial statements.
(2) See Note 14 in the notes to the consolidated financial statements.
5
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Six Months Ended
	June 30
	Restated
	(See Note 2)
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
Non cash investing activities:
On March 16, 2001, the Company acquired Global Energy Markets from Merrill Lynch. Effective June 29,
2001, the transaction was completed with the issuance of a 1.967% equity membership interest in
Allegheny Energy Supply Company, LLC to Merrill Lynch.
See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.
6

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	Restated
	(See Note 2)
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
	Restated
	(See Note 2)
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

8

ALLEGHENY ENERGY, INC.
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited Three Months Ended		Unaudited Six Months Ended

	Restated (See Note 2) June 30, 2001	June 30, 2000	Restated (See Note 2) June 30, 2001	June 30, 2000

Consolidated net income	$115,797	$71,456	$187,474	$87,346
Other comprehensive income (loss):
Unrealized (loss) on
available-for-sale
Securities	(601)		(436)
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

ALLEGHENY ENERGY, INC.

Notes to Consolidated Financial Statements

1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 4 through 8 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for three and six months ended June 30, 2001 and 2000, cash flows for the six months ended June 30, 2001 and 2000, and comprehensive income for three and six months ended June 30, 2001 and 2000. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. The Company is filing this amendment to its Form 10Q for the period ended June 30, 2001, which was originally filed with the Securities and Exchange Commission (SEC) on August 14, 2001. The Company is amending the previously filed Form 10Q to correct certain inaccurate journal entries related to the amounts previously reported for commodity contracts assets and liabilities, accounts receivable, accounts payable, unregulated generation revenues, purchased power and exchanges, net, gas purchases and production, other operating expenses, other comprehensive income, and related amounts for state and federal income taxes. The errors being corrected relate to the accounting for the Company's recently acquired energy commodity marketing and trading business and primarily involve the netting of transactions with counterparties in accordance with contractual agreements, intercompany transactions not eliminated in consolidation, and reconciliation differences identified after June 30, 2001. The effect on net income for these changes is a decrease of $5.5 million ($.05 per share) for the three months ended June 30, 2001 and a decrease of $3.2 million ($.03 per share) for the six months ended June 30, 2001. These changes had no net effect on the Consolidated Statement of Cash Flows.

The corrected amounts are shown on the Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Balance Sheet, Consolidated Statement of Comprehensive Income, Notes 5, 9, 11 and 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32, 33, 35, 37, 38, 41, 42, 43 and 50, and Exhibit 12. The table below details these changes.

Allegheny Energy, Inc.

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001
	As Originally Reported	As Revised	As Originally Reported	As Revised
	(Thousands of Dollars)
Consolidated Statement of Operations
Operating Revenues:
Unregulated generation	$2,809,389	$2,293,313	$3,838,872	$3,201,831

Operating Expenses:
Purchased power and exchanges, net	2,677,200	2,178,753	3,640,988	3,104,211
Gas purchases and production	30,343	18,739	191,737	92,614
Other	151,910	154,920	271,780	275,892
Federal and state income taxes	66,896	63,379	134,005	131,960

Operating Income	191,323	185,805	352,262	349,054

Consolidated Net Income	121,315	115,797	190,682	187,474

Basic Earnings Per Average Share:
Consolidated income before extra-
ordinary charge and cumulative
effect of accounting change	$ 1.01	$ .97	$ 1.93	$ 1.90
Consolidated net income	$ 1.01	$ .97	$ 1.66	$ 1.63

Consolidated Statement of Comprehensive Income
Unrealized gain (loss) on cash flow
hedges for the period	3,223	(2,941)	1,604	(4,560)
Total other comprehensive income (loss)	2,622	(3,542)	2,646	(3,518)
Consolidated comprehensive income	123,937	112,255	193,328	183,956

Consolidated Statement of Cash Flows
Cash Flows From (Used) In Operations:
Consolidated net income			190,682	187,474
Unrealized gains on commodity contracts, net			(182,127)	(180,470)
Accounts receivable, net			(693,522)	(51,640)
Accounts payable			647,155	4,721
Taxes accrued			(30,088)	(32,133)
Other, net			736	4,884

Consolidated Balance Sheet
Current Assets:
Accounts receivable - electric service			1,240,815	598,933
Commodity contracts			757,085	1,592,413

Capitalization:
Retained earnings			1,032,856	1,029,648
Other comprehensive income			1,323	(4,841)

Current Liabilities:
Accounts payable			1,031,725	389,291
Taxes accrued - federal and state income			26,149	24,104
Payroll accrued			46,255	50,403
Commodity contracts			375,506	1,222,553
Other, including current portion of regulatory liabilities			91,977	88,079

3. On March 16, 2001,Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) acquired Global Energy Markets (G.E.M.) the energy commodity

Allegheny Energy, Inc.

marketing and trading unit of Merrill Lynch Capital Services (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), conducts Allegheny Energy Supply's wholesale power marketing and energy commodity trading, fuel procurement, and risk management activities and provides customers with structured products and services to assist in meeting energy requirements.

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

The Company acquired this business for $489.2 million in cash plus approximately a two percent equity membership interest in Allegheny Energy Supply. The cash part of the transaction closed on March 16, 2001, and was financed by Allegheny Energy Supply issuing $400.0 million of 7.80% medium-term notes due 2011 and issuing short-term debt for the balance. By order dated May 30, 2001, the SEC authorized the issuance of the equity membership interest in Allegheny Energy Supply to Merrill Lynch. Effective June 29, 2001, the transaction was completed. Merrill Lynch currently has a 1.967% equity membership interest in Allegheny Energy Supply.

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

Allegheny Energy, Inc.

The acquisition is immaterial for the purpose of providing the supplemental disclosures required by Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

4. On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired power plants with a total of 1,710 megawatts (MW) in generating capacity in Illinois, Indiana, and Tennessee from Enron North America (Enron). The three generating plants will increase the portfolio of generating assets and commodity contracts managed by Allegheny Energy Global Markets. The $1.053 billion purchase price was financed with short-term debt of $550 million from a group of commercial banks and a portion of the proceeds from the Company's recent common stock offering. The Company expects to refinance the short-term debt with a long-term source of financing in 2001.

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

Allegheny Energy, Inc.

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

The fair value of commodity contracts which represent the net unrealized gain and loss positions are recorded as assets or liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39. At June 30, 2001, the fair value of "Commodity Contract" assets was $1,592.4 million and the fair value of "Commodity Contract" liabilities was $1,222.6. A net unrealized gain of $142.4 million and $180.5 million, before tax, was recorded to the consolidated statement of operations in operating revenues - unregulated generation to reflect the change in fair value of the energy commodity contracts for the second quarter and first six months of 2001. See Note 14 for additional information regarding commodity contracts and unrealized gains and losses.

6. On June 1, 2001, 352 MW of Ohio jurisdictional assets were transferred from Monongahela Power Company (Monongahela Power) to Allegheny Energy Supply at net book value. The transfer of the Ohio jurisdictional assets was authorized by the Public Utilities Commission of Ohio (Ohio PUC) as part of a settlement approved in October 2000 to implement a restructuring plan for Monongahela Power.

7. On August 10, 2000, The Potomac Edison (Potomac Edison) applied to the Virginia State Corporation Commission (Virginia SCC) to transfer the five MW of hydroelectric assets located within the state of Virginia to its subsidiary Green Valley Hydro, LLC. On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, Potomac Edison transferred these assets to Green Valley Hydro, LLC and distributed its ownership of Green Valley Hydro, LLC to the Company. Green Valley Hydro, LLC will become a subsidiary of the yet to be formed parent holding company of Allegheny Energy Supply.

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

Allegheny Energy, Inc.

9. The consolidated statement of comprehensive income provides the components of comprehensive income for the three and six months ended June 30, 2001 and June 30, 2000.

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

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of June 30, 2001, the fair value of these cash flow hedge contracts was a liability of $5.0 million. The total change in fair value for these cash flow hedge contracts of $(6.5) million, before tax ($(4.6) million after tax), was also recorded in other comprehensive income, resulting in an ending balance of $(3.1) million in other comprehensive income for these cash flow hedge contracts. Management anticipates that the amounts accumulated in other comprehensive income related to these contracts (as of June 30, 2001, a loss of $3.1 million) will be reclassified to earnings during July and August of 2001 when the hedged transactions are executed. See Note 14 for additional details.

10. The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

	June	December
	2001	2000
	(Millions of Dollars)
Property, plant, and equipment	$ 6,089.2	$ 4,233.9
Amounts under construction included above	203.9	123.0
Accumulated depreciation	(2,377.1)	(2,063.4)

11. The Company's principal operating segments are regulated utility operations, unregulated generation operations, and other unregulated operations.

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

Allegheny Energy, Inc.

The unregulated generation operations segment consists primarily of the Company's subsidiaries Allegheny Energy Supply and its majority-owned subsidiary Allegheny Generating Company (AGC). Allegheny Energy Supply is an unregulated energy company that develops, owns and operates electric generating facilities and supplies and trades energy and energy-related commodities in domestic retail and wholesale markets. AGC owns and sells generating capacity to its parents, Allegheny Energy Supply and Monongahela Power. See Notes 3 and 5 for additional information concerning Allegheny Energy Global Markets.

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

See Note 16 for a discussion of extraordinary charge, net.
See Note 14 for a discussion of cumulative effect of accounting change, net.

Allegheny Energy, Inc.

12. Common stock dividends per share declared during the periods for which income statements are included are as follows:

	2001		2000
	Number of Shares	Amount per Share	Number of Shares	Amount per Share

First Quarter	110,436,317	$.43	110,436,317	$.43
Second Quarter	124,696,317	$.43	110,436,317	$.43

13. On May 2, 2001, the Company completed a public offering of its common stock, selling a total of 14.26 million shares priced at $48.25 per share. The net proceeds of approximately $667 million were used to fund the Company's acquisition of generating facilities located in Illinois, Indiana and Tennessee and for other corporate purposes.

14. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

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

15. Commitments and Contingencies

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

16. West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002. Among the provisions of the plan are the following:

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
Gross Net-of-Tax
(Millions of Dollars)

Unrecoverable regulatory assets	$ 60.0 36.2
Rate stabilization obligation	56.7 34.3
2000 extraordinary charge	$116.7 $70.5

17. Jointly Owned Electric Utility Plants

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

Acquisition of Global Energy Markets (G.E.M.)

     On March 16, 2001, the Company acquired G.E.M., the energy commodity marketing and trading business of Merrill Lynch Capital Services (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), conducts the Company's wholesale power marketing and energy commodity trading, fuel procurement and risk management activities and provides customers with structured products and services to assist in meeting energy requirements. See Note 3 to the consolidated financial statements for additional information regarding the acquisition of G.E.M.

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

Purchase of Generating Facilities

     On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired power plants with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee from Enron North America (Enron). The three generating plants will increase the portfolio of generating assets and commodity contracts managed by Allegheny Energy Global Markets. The $1.053 billion purchase price was financed with short-term debt of $550 million from a group of commercial banks and a portion of the proceeds from the Company's recent common stock offering. The Company expects to refinance the short-term debt with a long-term source of financing in 2001. See Note 4 to the consolidated financial statements for additional information regarding the purchase of the generating assets.

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

     The increase in earnings for the second quarter and first six months of 2001 was driven by improved performance by the unregulated generation operations' net revenues (revenues less fuel, purchased power, and transmission by others). The increase in unregulated generation operations net revenues includes the results of energy trading activities following the acquisition of the energy commodity marketing and trading business from Merrill Lynch, which was completed on March 16, 2001.

Allegheny Energy, Inc.

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

     Allegheny Energy Supply has certain option contracts that meet the derivative criteria in FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. See Note 14 to the consolidated financial statements for additional details.

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

     The increase in unregulated generation operation revenues for the second quarter and first six months of 2001 was due to the results of energy trading activities. On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading unit of Merrill Lynch. This acquisition significantly increased the volume and scope of Allegheny Energy Supply's energy commodity marketing and trading activities. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations. An unrealized, before tax, gain of $142.4 million and $180.5 million was recorded to the consolidated statement of operations in operating revenues to reflect the change in fair value of the energy commodity contracts for the second quarter and first six months of 2001, respectively. See Note 5 to the consolidated financial statements for additional details.

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

Extraordinary Charge

     The extraordinary charge in the first quarter of 2000, of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company's West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 16 to the consolidated financial statements for additional information.

Cumulative Effect of Accounting Change

     Allegheny Energy Supply has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. See Note 14 to the consolidated financial statements for additional information.

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

56

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

/s/ T. J. Kloc .
T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

November 13, 2001