Form 10-Q
period 2001-09-30
ALLEGHENY ENERGY INC
filed 2001-11-14
CIK 3673

Page 1 of 58

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

At November 14, 2001, 125,049,412 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

2

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended September 30, 2001
Index
Page No.
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Statement of Operations - Three and nine months ended September 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Nine months ended September 30, 2001 and 2000	4
Consolidated Balance Sheet - September 30, 2001 and December 31, 2000	5-6
Consolidated Statement of Comprehensive Income - Three and nine months ended September 30, 2001 and 2000	7
Notes to Consolidated Financial Statements	8-22
Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations	23-53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54-56
PART II -OTHER INFORMATION	57-58
3
ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000*	2001	2000*
OPERATING REVENUES:
Regulated utility	$ 654,572	$ 606,389	$2,062,408	$1,802,902
Unregulated generation	3,025,797	450,445	6,227,628	977,998
Other unregulated	9,643	1,624	33,726	9,671
Total Operating Revenues	3,690,012	1,058,458	8,323,762	2,790,571

OPERATING EXPENSES:
Operation:
Fuel for electric generation	167,814	147,232	453,917	412,646
Purchased power and exchanges, net	2,831,786	496,083	5,935,997	1,058,158
Gas purchases and production	8,006	5,437	100,620	13,757
Deferred power costs, net	1,959	(13,271)	(5,450)	(8,403)
Other	148,716	91,745	424,608	281,830
Maintenance	68,568	51,825	216,852	167,742
Depreciation and amortization	79,445	58,817	220,696	185,271
Taxes other than income taxes	51,081	53,515	162,871	154,192
Federal and state income taxes	91,334	36,768	223,294	131,413
Total Operating Expenses	3,448,709	928,151	7,733,405	2,396,606
Operating Income	241,303	130,307	590,357	393,965

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds used
during construction	123	151	543	721
Other income, net	(199)	2,307	3,498	2,962
Total Other Income and Deductions	(76)	2,458	4,041	3,683
Income Before Interest Charges, Preferred Dividends,
Minority Interest, Extraordinary Charge, Net and
Cumulative Effect of Accounting Change, Net	241,227	132,765	594,398	397,648

INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt	53,972	41,760	158,379	124,762
Other interest	20,810	15,588	52,301	40,803
Allowance for borrowed funds used during
construction and interest capitalized	(2,816)	(1,938)	(6,684)	(5,643)
Dividends on preferred stock of subsidiaries	1,260	1,260	3,780	3,780
Total Interest Charges and Preferred Dividends	73,226	56,670	207,776	163,702

Minority Interest	2,267		2,267
Consolidated Income Before Extraordinary Charge and
Cumulative Effect of Accounting Change	165,734	76,095	384,355	233,946
Extraordinary Charge, net(1)				(70,505)
Cumulative Effect of Accounting Change, net(2)			(31,147)
CONSOLIDATED NET INCOME	$ 165,734	$ 76,095	$ 353,208	$ 163,441

AVERAGE COMMON STOCK SHARES OUTSTANDING	124,866,568	110,436,317	118,434,527	110,436,317
AVERAGE DILUTED COMMON STOCK SHARES	125,302,357	110,717,395	118,920,222	110,657,142

BASIC EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$ 1.33	$ 0.69	$ 3.24	$ 2.12
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(.26)
Consolidated net income	$ 1.33	$ 0.69	$ 2.98	$ 1.48

DILUTED EARNINGS PER AVERAGE SHARE:
Consolidated income before extraordinary charge and
cumulative effect of accounting change	$ 1.32	$ 0.69	$ 3.23	$ 2.12
Extraordinary charge, net (1)				(0.64)
Cumulative effect of accounting change, net (2)			(.26)
Consolidated net income	$ 1.32	$ 0.69	$ 2.97	$ 1.48

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
(1) See Note 15 in the notes to the consolidated financial statements.
(2) See Note 13 in the notes to the consolidated financial statements.
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Nine Months Ended
	September 30
	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$ 353,208	$ 163,441
Extraordinary charge, net of taxes		70,505
Cumulative effect of accounting change,
net of taxes	31,147
Consolidated income before extraordinary charge
and cumulative effect of accounting change	384,355	233,946

Depreciation and amortization	220,696	185,271
Amortization of adverse power purchase contract	(7,483)	(19,240)
Minority interest	2,267
Deferred investment credit and income taxes, net	234,458	6,833
Deferred power costs, net	(5,450)	(8,403)
Unrealized gains on commodity contracts, net	(567,562)
Allowance for other than borrowed funds used
during construction	(543)	(721)
Changes in certain assets and liabilities:
Accounts receivable, net	24,513	(170,959)
Deposits	(68,035)
Materials and supplies	9,116	14,338
Prepayments	(148,765)	(38,587)
Purchased options	17,056	4,365
Accounts payable	39,615	125,821
Accrued major maintenance	12,808	3,280
Taxes accrued	25,357	3,256
Customer deposits	17,250
Other, net	4,612	16,452
	194,265	355,652

CASH FLOWS USED IN INVESTING:
Regulated utility construction expenditures (less
allowance for other than borrowed funds used
during construction)	(156,998)	(149,675)
Unregulated generation construction
expenditures and investments	(134,994)	(131,424)
Acquisitions	(1,626,810)	(226,998)
Other construction expenditures and investments	(18,744)	(5,782)
	(1,937,546)	(513,879)

CASH FLOWS PROVIDED BY FINANCING:
Issuance of long-term debt	407,094	305,681
Retirement of long-term debt	(86,260)	(173,177)
Funds on deposit with trustees and restricted funds		13,053
Short-term debt, net	908,867	109,099
Proceeds from issuance of common stock	669,381
Cash dividends paid on common stock	(144,930)	(142,463)
	1,754,152	112,193

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	10,871	(46,034)
Cash and temporary cash investments at January 1	18,021	65,984
Cash and temporary cash investments at September 30	$ 28,892	$ 19,950

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 201,672	$ 156,780
Income taxes	82,425	147,003
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

5

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
ASSETS:	2001	2000*
Property, Plant, and Equipment:
Regulated utility	$ 5,502,459	$ 5,550,699
Unregulated generation	5,068,230	3,749,453
Other unregulated	44,039	25,341
Construction work in progress	321,129	181,476
	10,935,857	9,506,969
Accumulated depreciation	(4,164,392)	(3,967,631)
	6,771,465	5,539,338
Investments and Other Assets:
Excess of cost over net assets acquired	586,463	216,411
Benefit plans" investments	101,805	100,594
Unregulated investments	58,047	44,246
Other	6,903	2,238
	753,218	363,489
Current Assets:
Cash and temporary cash investments	28,892	18,021
Accounts receivable:
Electric service	519,638	538,847
Gas	15,701	47,250
Other	38,243	18,366
Allowance for uncollectible accounts	(33,042)	(36,410)
Materials and supplies - at average cost:
Operating and construction	99,310	98,664
Fuel	35,454	43,754
Deposits	68,035
Prepaid taxes	212,505	76,896
Deferred income taxes		15,665
Commodity contracts	1,698,927	234,538
Other, including current portion of regulatory assets	90,641	72,304
	2,774,304	1,127,895
Deferred Charges:
Regulatory assets	561,350	579,801
Unamortized loss on reacquired debt	29,968	31,645
Other	85,766	54,849
	677,084	666,295

Total Assets	$10,976,071	$ 7,697,017

6

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 156,312	$ 153,045
Other paid-in capital	1,412,437	1,044,085
Retained earnings	1,141,693	943,281
Treasury stock (at cost)		(398,407)
Other comprehensive income	(2,200)	(1,323)
	2,708,242	1,740,681

Preferred stock	74,000	74,000
Long-term debt and QUIDS	2,727,653	2,559,510
	5,509,895	4,374,191
Current Liabilities:
Short-term debt	1,631,096	722,229
Long-term debt due within one year	313,953	160,184
Accounts payable	422,889	386,746
Taxes accrued:
Federal and state income	66,189	31,229
Other	73,362	82,923
Customer deposits	17,250
Interest accrued	44,230	39,864
Adverse power purchase commitments	24,839	24,839
Payroll accrued	83,157	50,446
Deferred income taxes	197,928
Commodity contracts	969,520	224,591
Other, including current portion of regulatory
liabilities	52,853	55,926
	3,897,266	1,778,977

Minority Interest	29,907

Deferred Credits and Other Liabilities:
Unamortized investment credit	104,196	109,135
Deferred income taxes	900,808	888,303
Obligation under capital leases	35,476	34,437
Regulatory liabilities	112,318	121,327
Adverse power purchase commitments	259,709	278,338
Other	126,496	112,309
	1,539,003	1,543,849

Total Capitalization and Liabilities	$10,976,071	$7,697,017

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.

7

ALLEGHENY ENERGY, INC.
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Consolidated net income	$165,734	$76,095	$353,208	$163,441
Other comprehensive income (loss), net of tax:
Unrealized (loss) on
available-for-sale
securities, net of
reclassification to
earnings	(441)	(1,801)	(877)	(1,801)
Unrealized gains (losses) on
cash flow hedges:
Cumulative effect of
accounting change -
gain on cash flow
hedges			1,478
Unrealized gain (loss) on
cash flow hedges for the
period, net of
reclassification to
earnings	3,082		(1,478)
Net unrealized gain (loss)
on cash flow hedges, net
of reclassification to
earnings	3,082
Total other comprehensive
income (loss)	2,641	(1,801)	(877)	(1,801)
Consolidated comprehensive
income	$168,375	$74,294	$352,331	$161,640

See accompanying notes to consolidated financial statements.

ALLEGHENY ENERGY, INC.

Notes to Consolidated Financial Statements

1. The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 7 and these notes to the consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company"s financial position as of September 30, 2001, the results of operations and comprehensive income for three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2. On March 16, 2001, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) acquired Global Energy Markets (G.E.M.) the energy commodity marketing and trading unit of Merrill Lynch Capital Services, Inc. (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), conducts Allegheny Energy Supply"s wholesale marketing, energy trading, fuel procurement, and risk management activities and provides customers with customized energy management solutions to assist in meeting energy requirements.

Allegheny Energy Supply"s acquisition of G.E.M. from Merrill Lynch included the following:

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

Allegheny Energy, Inc.

Allegheny Energy Supply acquired this business for $489.2 million in cash plus the issuance of a 1.967 percent equity membership interest in Allegheny Energy Supply. The cash portion of the transaction closed on March 16, 2001, and was financed by Allegheny Energy Supply issuing $400.0 million of 7.80 percent notes due 2011 and issuing short-term debt for the balance. By order dated May 30, 2001, the Securities and Exchange Commission (SEC) authorized the issuance of an equity membership interest in Allegheny Energy Supply to Merrill Lynch. Effective June 29, 2001, the transaction was completed. Merrill Lynch now has a 1.967 percent equity membership interest in Allegheny Energy Supply.

The acquisition was recorded using the purchase method of accounting and, accordingly, the consolidated statement of operations includes the results of Allegheny Energy Global Markets beginning March 16, 2001.

The excess of cost over net assets acquired will be amortized by the straight-line method using a 15-year amortization period. However, effective January 1, 2002, the Company will adopt the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and, accordingly, will cease the amortization of goodwill and account for goodwill on an impairment-only approach. The Company will be evaluating the effect of adopting SFAS No. 142 on its results of operations and financial position prior to its adoption of the standard.

The acquisition is immaterial for the purpose of providing the supplemental disclosures required by Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

3. On May 3, 2001, Allegheny Energy Supply completed the acquisition of 1,710 megawatts (MW) of natural gas-fired generating capacity in Illinois, Indiana, and Tennessee from Enron North America. The three generating plants will increase the portfolio of generating assets and commodity contracts managed by Allegheny Energy Global Markets. The $1.1 billion purchase price was financed with short-term debt of $550 million from a group of credit providers and a portion of the proceeds from the Company"s common stock offering. The Company expects to refinance the short-term debt with a long-term source of financing in 2001.

4. Allegheny Energy Supply enters into contracts for the purchase and sale of electricity in the wholesale market. Allegheny Energy Supply"s wholesale market activities consist of buying and selling over-the-counter contracts for the purchase and sale of electricity. The majority of these are forward contracts representing commitments to purchase and sell at fixed prices in the future. These contracts require physical delivery. Allegheny Energy Supply also uses option contracts for the purchase and sale of electricity at fixed prices in the future. These option contracts also require physical delivery but may result in financial settlement.

On March 16, 2001, Allegheny Energy Supply acquired G.E.M. This acquisition significantly increased the volume and scope of Allegheny Energy Supply"s energy commodity marketing and trading activities. The activities of the acquired business include the marketing and trading of electricity, natural gas, oil, and other energy commodities using primarily over-the-counter contracts and exchange-traded contracts, such as those traded on the New York Mercantile Exchange (NYMEX).

Allegheny Energy, Inc.

As part of the acquisition of G.E.M., Allegheny Energy Supply obtained long-term contractual right to control of 1,000 MW of natural gas-fired generating capacity at three generating stations in Southern California, with capacity at these three generating stations totaling approximately 4,000 MW. In this transaction, Allegheny Energy Supply acquired the contractual rights through 2018 to call up to 25 percent of the total available generating capacity of the three stations at a price based on an indexed gas price and a heat rate that varies with the amount of energy called. Allegheny Energy Supply is required to make annual capacity payments of approximately $42 million in 2001 increasing over time to approximately $51 million by 2018.

Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," requires that contracts entered into in connection with energy trading be recorded at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations. The Company records the contracts used in Allegheny Energy Supply"s wholesale marketing activities at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in operating revenues - unregulated generation. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options and swaps, management makes estimates using available market data and pricing models. Factors such as commodity price risk, operational risk, and credit risk of counterparties are evaluated in establishing the fair value of commodity contracts.

The Company has contracts that are unique due to their long-term nature and are valued using a proprietary pricing model. Inputs to the model include estimated forward gas and power prices, interest rates, estimates of market volatility for gas and power prices and the correlation of gas and power prices. The estimated fair value represents management"s best estimate of an amount that could be realized in an actual transaction. However, the estimated fair value could vary materially from the amount that could be actually realized. The Company has not recorded any reserves for its commodity contracts under SFAS No. 5, "Accounting for Contingencies."

The fair value of commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39. At September 30, 2001, the fair value of the "Commodity Contract" assets and liabilities was $1.7 billion and $969.5 million, respectively. Net unrealized gains of $387.1 million and $567.6 million, before tax, were recorded to the consolidated statement of operations in operating revenues - unregulated generation to reflect the change in fair value of the energy commodity contracts for the third quarter and first nine months of 2001, respectively. See Note 13 for additional information regarding commodity contracts and unrealized gains and losses.

5. On June 1, 2001, 352 MW of Ohio jurisdictional generating assets were transferred from Monongahela Power Company (Monongahela Power) to Allegheny Energy Supply at net book value. The transfer of the Ohio jurisdictional

Allegheny Energy, Inc.

generating assets was authorized by the Public Utilities Commission of Ohio (Ohio PUC) as part of a settlement approved in October 2000 to implement a restructuring plan for Monongahela Power.

6. On August 10, 2000, The Potomac Edison Company (Potomac Edison) applied to the Virginia State Corporation Commission (Virginia SCC) to transfer the five MW of hydroelectric assets located within the state of Virginia to its subsidiary Green Valley Hydro, LLC. On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, Potomac Edison transferred these assets to Green Valley Hydro, LLC and distributed its ownership of Green Valley Hydro, LLC to the Company. Green Valley Hydro, LLC will become a subsidiary of the yet to be formed parent holding company of Allegheny Energy Supply.

The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act to allow for default service to be provided based on market rates after the capped rate period ends July 1, 2007.

7. On September 30, 2001, the Company"s reserve for adverse power purchase commitments was $284.5 million based on the Company"s forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

8. The consolidated statement of comprehensive income provides the components of comprehensive income for the three and nine months ended September 30, 2001 and 2000.

The Company holds stocks classified as available-for-sale marketable securities in accordance with FASB"s SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income. The fair value of the Company"s available-for-sale securities was $.5 million and $1.4 million at September 30, 2001 and December 31, 2000, respectively. The change in fair value includes the addition of a new stock holding with a cost basis of $2.2 million and a loss of $3.1 million, before tax ($1.8 million net of tax), that was recorded to other comprehensive income as an unrealized loss as of September 30, 2001. The unrealized loss included an adjustment for one of the Company"s stock holdings of $1.7 million, before tax ($.9 million net of tax) for an impairment considered other than temporary. For the nine months ended September 30, 2000, the unrealized losses on available-for-sale securities were $3.0 million, before tax ($1.8 million net of tax).

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amounts accumulated in other comprehensive income related to these contracts were reclassified to earnings during July and August of 2001 when the hedged transactions were executed. A loss of $5.0 million, before tax ($3.1 million net of tax), was reclassified to power purchases and exchanges, net during the third quarter of 2001 for these cash flow hedge contracts. See Note 13 for additional details.

Allegheny Energy, Inc.

9. The consolidated balance sheet includes the amounts listed below for generating assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

	September	December
	2001	2000
	(Millions of Dollars)
Property, plant, and equipment	$ 4,370.2	$ 4,233.9
Amounts under construction included above	233.1	123.0
Accumulated depreciation	(2,403.5)	(2,063.4)

10. The Company"s principal operating segments are regulated utility operations, unregulated generation operations, and other unregulated operations.

The regulated utility operations segment consists primarily of the Company"s subsidiaries Monongahela Power, including Mountaineer Gas Company (Mountaineer Gas), Potomac Edison, and the West Penn Power Company (West Penn). The regulated operations segment operates electric transmission and distribution (T&D) systems and natural gas distribution systems and generates electric energy in its West Virginia jurisdiction where deregulation of electric generation has been delayed.

The unregulated generation operations segment consists primarily of the Company"s subsidiaries Allegheny Energy Supply and its majority-owned subsidiary Allegheny Generating Company (AGC). Allegheny Energy Supply is an unregulated energy company that develops, owns, operates, and controls electric generating capacity and supplies and trades energy and energy-related commodities in domestic retail and wholesale markets. AGC owns and sells generating capacity to its parents, Allegheny Energy Supply and Monongahela Power. See Notes 2 and 4 for additional information concerning Allegheny Energy Global Markets.

The other unregulated operations segment consists of Allegheny Ventures, Inc. (Allegheny Ventures), an unregulated subsidiary, which invests in and develops telecommunications and energy-related projects.

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company"s consolidated financial statements.

Allegheny Energy, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Operating Revenues:
Regulated utility	$ 690,469	$657,802	$2,175,710	$1,888,064
Unregulated generation	3,308,734	711,196	7,109,675	1,497,565
Other unregulated	9,793	1,713	34,103	9,878
Eliminations	(318,984)	(312,253)	(995,726)	(604,936)
Depreciation and Amortization:
Regulated utility	44,748	48,393	135,092	148,341
Unregulated generation	34,526	10,263	85,075	36,059
Other unregulated	171	161	529	871
Federal and State Income Taxes:
Regulated utility	26,548	25,032	96,804	107,459
Unregulated generation	64,892	11,962	126,659	23,563
Other unregulated	(106)	(226)	(169)	391
Operating Income:
Regulated utility	89,509	87,593	280,797	314,012
Unregulated generation	152,043	43,160	310,898	79,440
Other unregulated	(249)	(446)	(1,338)	513
Interest Charges and Preferred Dividends
Regulated utility	47,246	44,121	144,685	148,656
Unregulated generation	32,906	18,001	77,985	28,223
Other unregulated	153		193	261
Eliminations	(7,079)	(5,452)	(15,087)	(13,438)
Consolidated Income Before Extraordinary Charge and Cumulative Effect of Accounting Change:
Regulated utility	46,615	63,164	150,803	190,429
Unregulated generation	118,600	12,443	235,056	41,839
Other unregulated	519	488	(1,504)	1,678
Extraordinary Charge, Net:
Regulated utility				(70,505)
Cumulative Effect of Accounting Change, Net
Unregulated generation			(31,147)
Capital Expenditures:
Regulated utility	55,635	41,422	157,541	150,396
Unregulated generation	53,881	33,773	134,994	131,424
Other unregulated	4,416	3,070	18,744	5,782

			September 30	December 31
			2001	2000
Identifiable Assets:
Regulated utility			$8,611,863	$7,670,447
Unregulated generation			6,122,144	3,008,956
Other unregulated			105,708	64,092
Eliminations			(3,863,644)	(3,046,478)

See Note 15 for a discussion of extraordinary charge, net.
See Note 13 for a discussion of cumulative effect of accounting change, net.

Allegheny Energy, Inc.

11. Common stock dividends per share declared during the periods for which income statements are included are as follows:

	2001		2000
	Number of Shares	Amount per Share	Number of Shares	Amount per Share

First Quarter	110,436,317	$.43	110,436,317	$.43
Second Quarter	124,696,317	$.43	110,436,317	$.43
Third Quarter	124,860,405	$.43	110,436,317	$.43

12. On May 2, 2001, the Company completed a public offering of its common stock, selling a total of 14.26 million shares priced at $48.25 per share. The net proceeds of approximately $667 million were used to fund a portion of Allegheny Energy Supply"s acquisition of generating facilities located in Illinois, Indiana, and Tennessee and for other corporate purposes.

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

These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The statements require that an entity recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements also require that changes in the derivative"s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative"s gains and losses to offset related results on the hedged item in earnings or to be recorded in other comprehensive income until the related hedged transaction is recognized. Hedge accounting requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its two cash flow hedge contracts. An offsetting amount was recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply has two principal risk management objectives regarding these cash flow hedge contracts. First, Allegheny Energy Supply has a contractual obligation to service the instantaneous demands of its customers. When this instantaneous demand exceeds Allegheny Energy Supply"s available electric generating capacity, it must enter into contracts providing for the purchase of electricity to meet the obligation to the customer. Second, the price of electricity is subject to price volatility. This volatility is the result of many market factors, including the weather, and tends to be the highest during the summer

Allegheny Energy, Inc.

months. To ensure that energy market movements do not cause a significant degradation in earnings, Allegheny Energy Supply enters into fixed price electricity purchase contracts.

The amounts accumulated in other comprehensive income related to these contracts were reclassified to earnings during July and August of 2001 when the hedged transactions were executed. A loss of $5.0 million, before tax ($3.1 million net of tax), was reclassified to power purchases and exchanges, net during the third quarter of 2001 for these cash flow hedge contracts.

Allegheny Energy Supply also has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, Allegheny Energy Supply recorded an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts. The majority of this liability was related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. As of September 30, 2001, the net fair value of these contracts was $1.1 million. The total change in fair value of $51.2 million for these contracts during the first nine months of 2001 was recorded as an unrealized gain in operating revenues - unregulated generation on the consolidated statement of operations.

14. Commitments and Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency"s (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would require compliance by May 31, 2004.

Allegheny Energy, Inc.

However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule has also been under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspends the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. The Company"s compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company"s construction forecast includes the expenditure of $226.5 million of capital costs during the 2002 through 2004 period to comply with these regulations.

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following 10 electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield"s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with the federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, these standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of NSR, or a major modification of the facility, which would require compliance with NSR. If federal NSR were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

On March 4, 1994, Monongahela Power, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not

Allegheny Energy, Inc.

been made for the Company"s share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $1.0 million, which has been accrued as a liability at September 30, 2001.

Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $5.0 million as of September 30, 2001, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, including the new source performance standards, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and Monongahela Power. Both Attorney Generals stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he might assert claims under the state common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, the Company and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorney Generals of New York and Connecticut may have on them.

On June 19, 2001, the Federal Energy Regulatory Commission (FERC) initiated proceedings to ascertain whether and to what extent sellers of electricity in California and the other Western States may owe refunds for the period from October 1, 2000, through April 30, 2001, for possible overcharges in the sale of electricity into such markets. The Company was a seller in the Western markets beginning on or about March 16, 2001. The Company has intervened in the FERC refund proceedings. Based upon its information and belief, the Company believes that its potential liability, if any, under the aforementioned proceedings under the FERC Order is of a nature that will not have a material adverse effect upon its financial condition. Initial indications arising from the proceedings confirm such belief. The Company has also intervened in the various other FERC related proceedings relating to the FERC Order, and has sought rehearing of the FERC"s market mitigation rules and related court proceedings, as they would affect future markets in which the Company conducts business and operations.

In September 2001, the Utility Workers Union of America (UWUA) filed a petition with the Pennsylvania Public Utility Commission (Pennsylvania PUC). The UWUA has requested that the Pennsylvania PUC determine that the initial public offering of common stock of the proposed new parent holding company of Allegheny Energy Supply and the subsequent distribution of shares of common stock of that holding company to the Company"s stockholders be treated under the Pennsylvania deregulation settlement

Allegheny Energy, Inc.

order as a "sale" of the generating assets previously transferred to Allegheny Energy Supply by West Penn. If the UWUA is successful in its claim and the initial public offering and distribution constitute a sale, the Company will be required to use the proceeds of the initial public offering to offset and reduce the $670 million in stranded generating costs that West Penn is entitled to recover from its Pennsylvania customers as a surcharge. The UWUA contends that the initial public offering should be used to value the generating assets transferred from West Penn and that this amount be returned to West Penn. Although the Company does not believe that the UWUA petition has merit, the Company cannot predict the outcome of the Pennsylvania PUC determination or, if the UWUA is successful in its claim, its effect on the initial public offering and distribution.

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

Capacity Purchase Commitments

In May 2001, Allegheny Energy Supply signed a 15-year tolling agreement with Las Vegas Cogeneration II, LLC scheduled to commence on September 1, 2002. This agreement relates to a 222-MW combined cycle natural gas-fired electric generating facility currently under construction by a third-party. Based on an assessment of the construction status of the facility, Allegheny Energy Supply has concluded that it is reasonably possible that the facility will meet the September 1, 2002, scheduled commercial operation date for the facility under the terms of the agreement. If the facility fails to meet commercial operations by September 1, 2002, other than as a result of force majeure or Allegheny Energy Supply"s action or inaction, Allegheny Energy Supply will not be required to make capacity payments to Las Vegas Cogeneration II, LLC until the facility achieves commercial operation. In addition, Las Vegas Cogeneration II, LLC would be required to pay Allegheny Energy Supply $40,000 per day beginning October 1, 2002, for up to seventy-five days that commercial operation occurs after September 1, 2002, plus any amounts recovered from the contractor building the facility (or any other entity responsible for such delay) for days beyond seventy-five days. Also, the term of the tolling agreement shall not begin after April 30, 2003, unless Allegheny Energy Supply elects in its sole discretion to continue the agreement.

As of September 30, 2001, Allegheny Energy Supply estimates the fair value of the tolling agreement with Las Vegas Cogeneration II, LLC to range from a negative $22 million to a negative $77 million assuming the facility is ready for commercial operation by September 1, 2002. However, based on discussions that Allegheny Energy Supply has had with Las Vegas Cogeneration II, LLC and the construction contractor, Allegheny Energy Supply has concluded that the construction of the facility is, as of September 30, 2001, in a relatively early phase. Allegheny Energy Supply does not believe that at this time it can adequately determine that completion of the facility by September 1, 2002, is probable, and has therefore, not recorded a liability for the fair value of this contract as of September 30, 2001.

Allegheny Energy, Inc.

The table below shows the amount of the capacity payments for each of the next four years and in aggregate for the term of the agreement as of September 30, 2001:
Amount
(Millions of Dollars)

2002	$ 10.8
2003	32.4
2004	32.4
2005	32.4
Thereafter	378.0
Total Capacity Payments	$486.0

In June 2001, Allegheny Energy Supply was awarded natural gas transportation capacity of 50,000 dekatherms per day on the Sonoran Pipeline in the Southwestern United States. This transportation capacity has a term of 31 years. The Company will be obligated to make annual payments of $7.7 million for the term of the contract starting in July 2003.

Acquisition of G.E.M.

The purchase agreement for G.E.M. provides that the Company shall use its best efforts to contribute to Allegheny Energy Supply the generating capacity from Monongahela Power"s West Virginia jurisdictional generating assets by September 16, 2002. If, after using its best efforts to comply with this provision of the purchase agreement, the Company is prohibited by law from contributing to Allegheny Energy Supply substantially all of the economic benefits associated with such assets, then Merrill Lynch shall have the right to require the Company to repurchase all, but not less than all, of Merrill Lynch"s equity interest in Allegheny Energy Supply for $115 million plus interest calculated from March 16, 2001.

The purchase agreement also provides that, if the Company has not completed an initial public offering involving Allegheny Energy Supply within two years of March 16, 2001, Merrill Lynch has the right to sell its equity interest in Allegheny Energy Supply to the Company for $115 million plus interest from March 16, 2001.

Lease Transaction

In April 2001, Allegheny Energy Supply consummated an operating lease transaction relating to a 630-MW intermediate-load and peaking natural gas-fired facility located in St. Joseph County, Indiana, with expected commercial operation dates of 2003 for the peaking facility and 2005 for the intermediate-load facility. This transaction was structured to finance the purchase of turbines and transformers with a maximum commitment amount of $150 million. Upon completion and installation of the equipment, a special purpose entity will lease the equipment to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $.9 million per month, commencing during the first half of 2004 and continuing through February 2007. Subsequently, Allegheny Energy Supply has the right to negotiate renewal terms or purchase the plant for the lessor"s investment or sell the plant and pay the difference between the proceeds and the lessor"s investment up to a maximum recourse amount of approximately $130 million.

Allegheny Energy, Inc.

15. The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002. Among the provisions of the plan are the following:

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

- The Company is permitted to file a petition seeking W.Va. PSC approval to   transfer its West Virginia jurisdictional generating assets of its   Monongahela Power subsidiary (approximately 2,111 MW) to its   unregulated generation subsidiary, Allegheny Energy Supply, at book   value.

- The Company will recover the cost of its non-utility generation contracts   through a series of surcharges applied to all customers over 10 years.

- Large commercial and industrial customers received a 3 percent rate   reduction effective July 1, 2000.

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

As required by EITF No. 97-4, Monongahela Power and Potomac Edison discontinued the application of SFAS No. 71 for their West Virginia jurisdictional electric generation operations in the first quarter of 2000. Monongahela Power and Potomac Edison recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $70.5 million in March 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and the establishment of a rate stabilization account for

Allegheny Energy, Inc.

residential and small commercial customers as required by the deregulation plan as shown below:
Gross Net-of-Tax
(Millions of Dollars)

Unrecoverable regulatory assets	$ 60.0 $36.2
Rate stabilization obligation	56.7 34.3
2000 extraordinary charge	$116.7 $70.5

16. Jointly Owned Electric Utility Plants

Certain of the Company"s subsidiaries jointly own electric generating facilities with third parties. The investments associated with these generating stations are recorded by the Company"s subsidiaries to the extent of their respective undivided ownership interests. As of September 30, 2001, the subsidiaries investment and accumulated depreciation in each of these generating stations were as follows:
Generating Station	Ownership Share	Utility Plant Investment	Accumulated Depreciation
		(Millions of Dollars)
Bath County	40%	$831.0	$256.9
Conemaugh	5%	79.2	2.0

17. On September 21, 2001, Monongahela Power redeemed $40.0 million of 8 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025. In the first nine months of 2001, West Penn Funding, LLC redeemed $27.2 million of class A-1 6.32 percent transition bonds and $19.1 million of class A-2 6.63 percent transition bonds.

18. Subsequent Events

On November 6, 2001, Potomac Edison issued debt of $100.0 million five percent notes due on November 1, 2006. Potomac Edison will use the net proceeds from these notes, together with other corporate funds, for the following purposes: to redeem $50.0 million principal amount of Potomac Edison"s First Mortgage Bonds, eight percent series due on June 1, 2006, at the optional redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to redeem $45.5 million principal amount of Potomac Edison"s eight percent QUIDS due September 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to pay issuance expenses relating to the notes; and to add to the Company"s general funds which, together with other funds available to the Company, will be used for other corporate purposes, including financing the Company"s construction program.

On October 2, 2001, Monongahela Power issued debt of $300.0 million five percent First Mortgage Bonds due on October 1, 2006. The First Mortgage Bonds will be used to replenish funds used to redeem the $40 million of QUIDS on September 21, 2001, refinance debt that is due to mature in October 2001, refinance certain debt that carries a higher interest rate, and provide additional funds for other corporate purposes.

Allegheny Energy, Inc.

On November 2, 2001, the Company announced that its unregulated subsidiary, Allegheny Ventures, Inc., completed the acquisition of Fellon - McCord & Associates, Inc., a natural gas and electricity consulting and management services firm, and Alliance Energy Services Partnership, a provider of natural gas supply and transportation services. The transaction was accounted for as a purchase. As part of the transaction, the Company has established a long-term strategic relationship with Conoco, Inc. a producer and marketer of natural gas, which will provide gas supply and wholesale marketing services to Alliance Energy Services Partnership.

ALLEGHENY ENERGY, INC.

Management"s Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Notes to Consolidated Financial Statements and Management"s Discussion and Analysis of Financial Condition and Results of Operations in Allegheny Energy, Inc."s Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management"s Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to Allegheny Energy, Inc. and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, capacity purchase commitments, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions, including the continuing impact on the economy and deregulation activity caused by the September 11, 2001, terrorist attacks; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in the estimated fair value of commodity contracts; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN THE FIRST NINE MONTHS OF 2001

UNREGULATED GENERATION OPERATIONS

Company Seeks Approval for Initial Public Offering of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, the Company filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the business of its unregulated generating subsidiary, Allegheny Energy Supply. The Company also announced that it expects to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company on a tax-free basis within 24 months following the completion of the initial public offering. The initial public offering and the distribution

Allegheny Energy, Inc.

of the Company"s remaining equity ownership of the Allegheny Energy Supply holding company are subject to market and other conditions.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of the initial public offering and distribution is to permit the Company"s regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     The filing of the U-1 application marks the Company"s first official step in the initial public offering process. The Company expects to file a Registration Statement on Form S-1 in connection with the initial public offering with the SEC.

Acquisition of Global Energy Markets (G.E.M.)

     On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading business of Merrill Lynch Capital Services, Inc. (Merrill Lynch). The acquired business, which is now called Allegheny Energy Global Markets, LLC (Allegheny Energy Global Markets), helps the Company optimize its portfolio of generating assets by significantly enhancing its wholesale marketing, energy trading, fuel procurement and risk management activities. Allegheny Energy Global Markets has also expanded the Company"s expertise in nation-wide trading, fuel procurement, market analysis, and risk management. This business therefore provides the Company with valuable market intelligence to help it better identify opportunities to expand its acquisition and development activities and to compete outside its traditional regions. In addition, the acquisition enables the Company to provide customized energy solutions to wholesale, industrial, and commercial customers. The acquisition of G.E.M. from Merrill Lynch included a long-term contractual right to control 1,000 megawatts (MW) of generating capacity in Southern California. See Note 2 to the consolidated financial statements for additional information regarding the acquisition of G.E.M.

Allegheny Energy Supply Agrees to Provide Long-Term Power

     On March 22, 2001, the Company announced that Allegheny Energy Supply signed a power sales agreement with the California Department of Water Resources (CDWR), the electricity buyer for the state of California. The $4.5-billion contract is for a period through December 2011.

     Under this agreement, Allegheny Energy Supply has committed to supply the State of California with contract volumes varying from 150 MW to 500 MW through December 2004. For the last seven years of the contract, the contract volume will be fixed at 1,000 MW. The Company began delivering power under this agreement in late March 2001.

     In August 2001, Allegheny Energy Supply was the successful bidder to supply Baltimore Gas and Electric Company with electricity from July 2003 through June 2006. Allegheny Energy Supply has committed to supply Baltimore Gas and Electric Company with an amount needed to fulfill 10 percent of its provider-of-last-resort obligations.

Allegheny Energy, Inc.

Purchase of Generating Facilities

     On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired power plants with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee from Enron North America. The three generating plants will increase the portfolio of generating assets and commodity contracts managed by Allegheny Energy Global Markets. The $1.1 billion purchase price was financed with short-term debt of $550 million from a group of credit providers and a portion of the proceeds from the Company"s recent common stock offering. The Company expects to refinance the short-term debt with a long-term source of financing in 2001. See Note 3 to the consolidated financial statements for additional information regarding the purchase of the generating assets.

     The table below summarizes the Company"s electric generating capacity, including generating capacity purchased through contractual obligations of which the Company does not exercise 100 percent control, in operation at September 30, 2001, and announced construction and development, contractual control and planned expansions:
Capacity (MW)
In operation:
Unregulated generation	9,845
Regulated utility	2,111
Announced construction and development, contractual control and planned expansions:
Unregulated generation	2,652
Total	14,608

     The table above does not include power purchases from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), representing approximately 479 MW. These power purchases are either used by the Company"s regulated utility subsidiaries to fulfill their service obligations or are sold by the Company"s regulated utility subsidiaries into the wholesale market.

Allegheny Energy Supply Signs Tolling Agreement

     On May 11, 2001, the Company announced that Allegheny Energy Supply had signed a 15-year, natural gas tolling agreement with Las Vegas Cogeneration II, LLC for 222 MW of generating capacity. This agreement gives Allegheny Energy Supply contractual control of a 222-MW natural gas-fired, combined cycle generating facility in Las Vegas, Nevada, beginning in the third quarter of 2002. The contract will be part of the generating assets and energy commodity portfolio managed by Allegheny Energy Global Markets. See Note 14 to the consolidated financial statements for additional details.

Construction of Generating Facilities

     On June 7, 2001, the Company announced that it plans to enter into a joint venture with CONSOL Energy, Inc. to construct an 88-MW natural gas-fired generating facility in southwest Virginia. Under the terms of the joint venture, each company will own a 50-percent interest, or 44 MW, in two simple-cycle natural gas combustion turbines that will be fueled by

Allegheny Energy, Inc.

coalbed methane produced by CONSOL Energy"s CNX Gas Operations. Allegheny Energy Supply will operate the facility and its output will be sold into the competitive marketplace. The facility is expected to be in operation by mid-2002 and become part of the generating asset and energy commodity portfolio managed by Allegheny Energy Global Markets.

     On August 1, 2001, Allegheny Energy Supply announced that it would build 88 MW of natural gas-fired merchant generating capacity in Guilford Township, Pennsylvania. The new facility is part of Allegheny Energy Supply"s 14,608 MW of generating capacity that it will own or control by 2005. The facility will consist of two 44-MW natural gas-fired combustion turbines and will operate primarily at times of peak electrical demand - typically on the hottest and coldest days of the year. Construction of the facility began the week of July 16, 2001, and the facility is expected to be in commercial operation by the end of 2001.

Issuance of Common Shares

     On May 2, 2001, the Company completed a public offering of its common stock, selling a total of 14.3 million shares at $48.25 per share. The net proceeds of approximately $667 million were used to fund a portion of Allegheny Energy Supply"s acquisition of the Midwest Assets and for other corporate purposes.

Allegheny Energy Supply Selected as Electric Generation Supplier by Eight New Jersey Boroughs

     Allegheny Energy Supply was named the electric generation supplier for eight boroughs in New Jersey that own and operate electric utilities as departments of municipal governments. The following eight New Jersey boroughs have signed up with Allegheny Energy Supply: Madison, Butler, Milltown, Seaside Heights, South River, Pemberton, Park Ridge, and Lavallette. The multi-year contract will begin in June 2002. The contract, which will supply 150 MW of electricity to the boroughs, will run through 2004.

REGULATED UTILITY OPERATIONS

Transfer of Generating Assets

Virginia Separation Plan

     On July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) issued an order approving The Potomac Edison Company"s (Potomac Edison) separation plan that provided for the transfer of its Virginia jurisdictional generating assets at book value to Allegheny Energy Supply. In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; Potomac Edison would not file for a base rate increase prior to January 1, 2001; and the fuel rate would be rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit dropped to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, Potomac Edison has

Allegheny Energy, Inc.

agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability, and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

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

Transfer of Monongahela Power Company"s (Monongahela Power) West Virginia Generating Assets to Allegheny Energy Supply

     In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local governments. The plan provides for all customers to have choice of a generation supplier and allows Monongahela Power to transfer the West Virginia portion (approximately 2,033 MW of owned capacity and 78 MW of capacity in generating units at which the Company does not exercise control over 100 percent of the facility) of its generating assets to Allegheny Energy Supply. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generating assets of Monongahela Power. In part, the order requires that, after implementation of the deregulation plan, Monongahela Power file a petition seeking a W.Va. PSC finding that the proposed transfer of generating assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits Monongahela Power to submit a petition to the W.Va. PSC seeking approval to transfer its West Virginia generating assets prior to the implementation of the deregulation plan. A filing before implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000, with a supplemental filing on October 31, 2000, Monongahela Power filed a petition seeking W.Va. PSC approval to transfer its West Virginia generating assets to Allegheny

Energy Supply. Settlement discussions regarding the generating asset transfer continue throughout 2001 with various parties.

Allegheny Energy, Inc.

Ohio Transition Plan

     In October 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement that implemented a restructuring plan for Monongahela Power. This restructuring plan allowed Ohio customers of Monongahela Power to choose their generation supplier starting January 1, 2001. Also, Monongahela Power was permitted to transfer the Ohio portion (approximately 352 MW) of its generating assets to Allegheny Energy Supply at book value. Monongahela Power transferred these generating assets on June 1, 2001. Additionally, the plan provides for the following: residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period which began on January 1, 2001, and these rates will be frozen for five years; for commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which began on January 1, 2001 (the market development period is three years for large commercial and industrial customers and five years for small commercial customers); Monongahela Power will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period; and Allegheny Energy Supply is permitted to offer competitive generation service throughout Ohio.

Rate Matters

Monongahela Power

     On October 11, 2000, the W.Va. PSC approved an interim increase of the commodity rate for gas customers of Monongahela Power (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On December 11, 2000, the W.Va. PSC approved additional increases for bills rendered on and after January 1, 2001, through November 30, 2001 (total revenue increase for the twelve-month period of $5.7 million or 25.1 percent). The commodity rate is the portion of the bill that reflects the cost of gas, which increased significantly during 2000. The W.Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001, through April 30, 2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows Monongahela Power full recovery of these costs but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment (PGA) mechanism. Under the PGA procedure, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

     On January 4, 2001, Mountaineer Gas Company (Mountaineer Gas) filed for a rate increase with the W.Va. PSC in response to significant increases in the market price for natural gas. As a result of extensive discussions among the parties, a settlement was reached and on July 25, 2001, a Joint Stipulation and Agreement for Settlement was filed with the W.Va. PSC. In October 2001, the W.Va. PSC approved the settlement agreement which provides for a base revenue increase of $5 million per year and an increase in gas cost recovery revenues of approximately $23 million per year (a total increase of approximately 16.5 percent over existing rates) effective

Allegheny Energy, Inc.

November 1, 2001. Also, Mountaineer Gas will return to the standard PGA treatment of purchased gas costs at the conclusion of the current rate moratorium on November 1, 2001. With the PGA, increases and decreases in gas cost recovery revenues have no effect on earnings.

Potomac Edison

     Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates. This increase is a result of the phase-in of the rate increase approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run PURPA project, was filed with the Maryland PSC on July 30, 1998, and was approved on October 27, 1998. The Maryland PSC approved rates to each customer class on December 22, 1998. Under the terms of the agreement, Potomac Edison increased its rates about 4 percent in each of the years 1999, 2000, and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run project net of alleged overearnings of $52 million for the same period. The agreement also requires that Potomac Edison share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, was distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000 through April 30, 2001. An Earnings Sharing Credit of $1.9 million applicable to 2000 will be distributed to customers effective September 6, 2001, through December 31, 2001.

Regional Transmission Organization (RTO)

     On March 15, 2001, Allegheny Power, consisting of Monongahela Power, Potomac Edison, and West Penn Power Company (West Penn), and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand the PJM market through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region will benefit from the expanded energy market and enhancements to the transmission system"s reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

     PJM West will provide transmission service to all market participants in accordance with the requirements of FERC Order 2000, while simultaneously expanding the PJM market. The arrangement will, for the first time, expand the PJM system management concepts beyond a single control area with the potential to result in a significantly larger energy market.

Allegheny Energy, Inc.

     The timeline set out in the filing calls for implementation by January 1, 2002. Under the PJM West concept, an office would be created and staffed and the PJM West Transmission Owners would transfer monitoring and functional control of their transmission systems to PJM. Additionally, the existing PJM regional market would be expanded to cover the PJM West operating territory.

     On July 12, 2001, the FERC approved the application filed by PJM and the Company"s regulated utility subsidiaries to join the PJM market through an arrangement called PJM-West. Among the relevant provisions of FERC"s order was a requirement that the Company and PJM, participate in a FERC-sponsored mediation under the guidance of an administrative law judge to encourage the formation of a single RTO covering the Northeastern region of the United States. The initial phase of the mediation concluded on September 17, 2001, with the submission of the business plan developed by the diverse group of mediation participants and the administrative law judge to FERC for approval. The business plan outlines a comprehensive process for the development and implementation of fully-integrated markets throughout the Northeastern region of the United States, as well as a single RTO to administer those markets and to promote development of new infrastructure. The business plan contemplates full operation of a single Northeastern market between the fourth quarter of 2003 and the fourth quarter of 2004. The PJM market model is the platform for the Northeastern RTO market, but the PJM model will have to be modified to accommodate certain "best practices" currently used in markets administered by the New York Independent System Operator, Inc. and ISO New England, Inc. These "best practices" are not yet fully defined. In addition, governance of the Northeast RTO has not yet been determined. Accordingly, the Company is unable to determine the impact formation of the Northeast RTO may have on its results of operations and business strategy.

OTHER UNREGULATED OPERATIONS

Allegheny Ventures, Inc."s (Allegheny Ventures) Acquisitions

     On November 2, 2001, the Company announced that its unregulated subsidiary, Allegheny Ventures, completed the acquisition of Fellon - McCord & Associates, Inc., a natural gas and electricity consulting and management services firm, and Alliance Energy Services Partnership, a provider of natural gas supply and transportation services. The transaction was accounted for as a purchase.

     Fellon - McCord & Associates, Inc. and Alliance Energy Services Partnership will add gas procurement and management services to the Company"s current offerings. As part of the transaction, the Company has established a long-term strategic relationship with Conoco, Inc. a producer and marketer of natural gas, which will provide gas supply and wholesale marketing services to Alliance Energy Services Partnership.

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

Allegheny Energy, Inc.

OTHER EVENTS

Utility Workers Union of America (UWUA) Contract Negotiations

     On April 30, 2001, the Company"s collective bargaining agreement with the UWUA Local 102 expired. The parties entered into a contract extension through May 31, 2001. The Company and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator"s suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers approximately 860 employees in regulated utility operations and approximately 290 employees in unregulated generation operations.

     In September 2001, the UWUA filed a petition with the Pennsylvania Public Utility Commission (Pennsylvania PUC). The UWUA has requested that the Pennsylvania PUC determine that the initial public offering of common stock of the proposed new parent holding company of Allegheny Energy Supply and the subsequent distribution of shares of common stock of that holding company to the Company"s stockholders be treated under the Pennsylvania deregulation settlement order as a "sale" of the generating assets previously transferred to Allegheny Energy Supply by West Penn. If the UWUA is successful in its claim and the initial public offering and distribution constitute a sale, the Company will be required to use the proceeds of the initial public offering to offset and reduce the $670 million in stranded generating costs that West Penn is entitled to recover from its Pennsylvania customers as a surcharge. The UWUA contends that the initial public offering should be used to value the generating assets transferred from West Penn and that this amount be returned to West Penn. Although the Company does not believe that the UWUA petition has merit, the Company cannot predict the outcome of the Pennsylvania PUC determination or, if the UWUA is successful in its claim, its effect on the initial public offering and distribution.

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

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for the Company will be January 1, 2002. Subsequently, the Company"s goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of September 30, 2001, the Company had $586.5 million of goodwill. The Company estimates goodwill amortization in 2001 to be $25.2 million ($30.4 million on an annualized basis). The Company will be evaluating the effect

Allegheny Energy, Inc.

of adopting SFAS No.142 on its results of operations and financial position prior to its adoption of the standard.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard, which the Company will adopt on January 1, 2003, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No.143 on its results of operations and financial position prior to its adoption of the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard, which the Company will adopt on January 1, 2002, establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is not expected to have a material effect on the Company.

Allegheny Energy, Inc.

REVIEW OF OPERATIONS

EARNINGS SUMMARY

	Consolidated Net Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 46.6	$63.2	$150.8	$190.4
Unregulated generation	118.6	12.4	235.0	41.8
Other unregulated	.5	.5	(1.5)	1.7
Consolidated income before
extraordinary charge and
cumulative effect of
accounting change	165.7	76.1	384.3	233.9
Extraordinary charge, net				(70.5)
Cumulative effect of
accounting change, net			(31.1)
Consolidated net income	$165.7	$76.1	$353.2	$163.4

	Basic Earnings Per Average Share
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Regulated utility	$ .37	$.57	$1.27	$1.72
Unregulated generation	.95	.11	1.98	.38
Other unregulated	.01	.01	(.01)	.02
Consolidated income before
extraordinary charge
and cumulative effect of
accounting change	1.33	.69	3.24	2.12
Extraordinary charge, net				(.64)
Cumulative affect of
accounting change, net			(.26)
Consolidated net income	$1.33	$.69	$2.98	$1.48

     The increase in earnings for the third quarter and first nine months of 2001 as compared to the same periods in 2000 was driven by improved performance by the unregulated generation operations" net revenues (revenues less fuel, purchased power, and transmission by others). The increase in unregulated generation operations net revenues includes the results of energy trading activities following the acquisition of the energy commodity marketing and trading business from Merrill Lynch, which was completed on March 16, 2001.

     The decrease in earnings for the Company"s regulated utility operations for the third quarter and first nine months of 2001 was due to the transfer of Potomac Edison"s Maryland, Virginia, and West Virginia jurisdictional generating assets to unregulated generation operations in August 2000 and the transfer of Monongahela Power"s Ohio jurisdictional generating assets to unregulated generation operations on January 1, 2001. This decrease was partially offset by the acquisition of Mountaineer Gas in August 2000.

Allegheny Energy, Inc.

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

     The extraordinary charge of $70.5 million, net of taxes, in the first quarter of 2000, reflects write-offs by the Company"s regulated West Virginia subsidiaries, Monongahela Power and Potomac Edison, as a result of West Virginia legislation requiring deregulation of electric generation.

SALES AND REVENUES

     Total operating revenues for the third quarter and first nine months of 2001 and 2000 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)
Operating revenues:
Regulated utility:
Electric	$ 602.8	$ 562.1	$1,814.0	$1,700.1
Gas	19.4	9.0	166.6	22.1
Choice	.3	3.6	5.2	24.0
Bulk Power	47.4	60.7	133.6	88.6
Transmission and other
energy services	20.6	22.4	56.3	53.3
Total regulated
utility revenues	690.5	657.8	2,175.7	1,888.1
Unregulated generation:
Retail and other	47.8	42.9	175.5	156.0
Bulk power	3,260.9	668.3	6,934.2	1,341.5
Total unregulated
generation revenues	3,308.7	711.2	7,109.7	1,497.5
Other unregulated	9.8	1.7	34.1	9.9
Eliminations	(319.0)	(312.2)	(995.7)	(604.9)
Total operating revenues	$3,690.0	$1,058.5	$8,323.8	$2,790.6

     The increase in regulated electric and gas revenues in the third quarter and first nine months of 2001 was primarily due to an increase in the average number of customers, weather conditions, and the acquisition of Mountaineer Gas in August 2000.

     Choice revenues represent transmission and distribution (T&D) revenues from customers in West Penn"s Pennsylvania, Potomac Edison"s Maryland and Monongahela Power"s Ohio distribution territories who chose alternate energy suppliers to provide their energy needs. Pennsylvania, Maryland and Ohio deregulation gave West Penn, Potomac Edison, and Monongahela Power"s regulated customers the ability to choose another energy supplier. In the first nine months of 2001, all of West Penn"s, Potomac Edison"s Maryland, and Monongahela Power"s Ohio regulated customers had the ability to choose. At September 30, 2001, less than .2 percent of West Penn"s and Potomac

Allegheny Energy, Inc.

Edison"s Maryland customers chose alternate energy suppliers. The decrease in choice revenues in the third quarter and first nine months of 2001 was due primarily to the decline in the number of West Penn customers choosing alternate energy suppliers.

     The change in regulated utility operations bulk power for the third quarter and first nine months of 2001 was due to sales between Monongahela Power and Potomac Edison and the Company"s unregulated affiliate, Allegheny Energy Supply. In early 2000, a dispatch arrangement was put in place between regulated utility operations and unregulated generation operations. With this arrangement, regulated utility operations sells the amount of bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated generation operations when regulated load at times exceeds regulated utility operations bulk power. Such a relationship allows all of the Company"s generation to be dispatched in a more efficient manner. The decrease for the third quarter of 2001 regulated utility operations bulk power sales reflects a reduction in the amount of regulated utility operations bulk power that exceeded its regulated load. In addition, the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market provided $19.2 million and $38.4 million in revenues for the third quarter and first nine months of 2001, respectively, compared to $15.0 million for the third quarter and first nine months of 2000. This sale of output was part of a Maryland PSC settlement agreement with Potomac Edison which allows full recovery from Maryland customers of the purchased power costs incurred by Potomac Edison related to the AES Warrior Run facility in excess of the value of the power sold in the open market.

     In October 1998, the Maryland PSC approved a settlement agreement for Potomac Edison. Under the terms of that agreement, Potomac Edison increased its rates about 4.0 percent in 1999, 2000, and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged overearnings of $52 million for the same period.

     Total regulated utility operations revenues reflect not only changes in kilowatt sales and base rate changes, but also changes in revenues from fuel and energy cost adjustment clauses (fuel clauses), which were applicable in all Company jurisdictions served, except for Pennsylvania, through various dates in 2000. Effective July 1, 2000, Potomac Edison"s Maryland jurisdiction and the West Virginia jurisdiction for Monongahela Power and Potomac Edison, ceased to have a fuel clause. Effective August 7, 2000, a fuel clause ceased to exist for Potomac Edison"s Virginia jurisdiction. Effective January 1, 2001, a fuel clause ceased to exist for Monongahela Power"s Ohio jurisdiction.

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

     Regulated utility operations revenues in the third quarter and first nine months of 2001 include both gas sales and services, and electric

Allegheny Energy, Inc.

revenues from the assets of West Virginia Power purchased by Monongahela Power in December 1999 and Mountaineer Gas purchased by Monongahela Power in August 2000. Because a significant portion of the gas sold by the Company"s gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The PGA mechanism (fuel clause) continues to exist for West Virginia Power and came into effect for Mountaineer Gas following its current three-year moratorium, which ended on October 31, 2001.

    There may be significant volatility in the spot prices for electricity at the wholesale level, which may significantly affect the Company"s operating results. The effect may be either positive or negative, depending on whether the Company"s subsidiaries are net buyers or sellers of electricity and their open commitments or previously concluded market positions that exist at such times.

     The increase in unregulated generation operation revenues for the third quarter and first nine months of 2001 was due to the results of energy trading activities. On March 16, 2001, Allegheny Energy Supply acquired G.E.M., the energy commodity marketing and trading unit of Merrill Lynch. This acquisition significantly increased the volume and scope of Allegheny Energy Supply"s energy commodity marketing and trading activities. The Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations. Net unrealized gains, before tax, of $387.1 million and $567.6 million were recorded to the consolidated statement of operations in operating revenues to reflect the change in fair value of the energy commodity contracts for the third quarter and first nine months of 2001, respectively. See Note 4 to the consolidated financial statements for additional details.

     The increase in unregulated generation operation revenues also reflects increased transactions by Allegheny Energy Supply in the unregulated marketplace to sell electricity to wholesale customers and is also due to having increased generation available for sale. The Company transferred 2,100 MW of Potomac Edison"s Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply in August 2000. In June 2001, the Company also transferred 352 MW of Monongahela Power"s Ohio jurisdictional generating assets and five MW of Potomac Edison"s Virginia hydroelectric generating assets to unregulated generation operations. On May 3, 2001, the Company also completed the acquisition of three natural gas-fired power plants with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee. As a result, the unregulated generation operations segment had more generation available for sale into the deregulated marketplace in the third quarter and first nine months of 2001 and had concluded more commitments to sell generation in that marketplace, including sales to West Penn, Potomac

Edison, and Monongahela Power to meet their provider of last resort obligations.

     The elimination between regulated utility operations, unregulated generation operations, and other unregulated operations revenues is necessary to remove the effect of affiliated revenues, primarily sales of power.

Allegheny Energy, Inc.

OPERATING EXPENSES

     Fuel expenses for electric generation for the third quarter and first nine months of 2001 and 2000 were as follows:
Fuel Expenses for Electric Generation

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 35.3	$ 53.3	$101.7	$194.5
Unregulated generation	132.5	93.9	352.2	218.1
Total fuel expenses	$167.8	$147.2	$453.9	$412.6

     Total fuel expenses increased in the third quarter and first nine months of 2001 due to increased kWh"s generated and increased average fuel prices. The increase in kWh"s generated and average fuel prices increased fuel expense by approximately 2.9 percent and 10.6 percent, respectively, for the third quarter of 2001, and approximately 3.3 percent and 6.0 percent, respectively, for the first nine months of 2001.

     The decrease in fuel expenses for regulated utility operations and the increase in fuel expenses for unregulated generation operations for the third quarter and first nine months of 2001 were due to fuel expenses associated with the transfer of Potomac Edison"s generating assets from regulated utility operations to unregulated generation operations as a result of deregulation activities in Maryland, Virginia, and West Virginia. A portion of the second quarter and the third quarter of 2001 also included the transfer of Monongahela Power"s Ohio jurisdictional generating assets from regulated utility operations to unregulated generation operations on June 1, 2001, and the three generating facilities in Illinois, Indiana, and Tennessee that were acquired on May 3, 2001.

Allegheny Energy, Inc.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA and consists of the following items:

Purchased Power and Exchanges, Net

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility:
From PURPA generation*	$ 46.0	$ 48.7	$ 139.2	$ 145.1
Other purchased power	249.9	249.4	783.3	505.3
Total purchased power for
regulated utility	295.9	298.1	922.5	650.4
Power exchanges, net	.1	(.2)	.1	7.0
Unregulated generation purchased
power	2,823.5	486.5	5,909.8	980.4
Eliminations	(287.7)	(288.3)	(896.4)	(579.6)
Purchased power and exchanges,
net	$2,831.8	$496.1	$5,936.0	$1,058.2

*PURPA cost (cents per kWh)	5.5	5.5	5.6	5.5

     The decrease in regulated utility operations purchased power from PURPA generation of $2.7 million and $5.9 million for the third quarter and first nine months of 2001, respectively, was due primarily to decreased kWh"s purchased.

     The increase in other regulated utility operations purchased power in the third quarter and first nine months of 2001, was due primarily to West Penn"s and Potomac Edison"s purchase of power from their unregulated generation affiliate, Allegheny Energy Supply, in order to provide energy to their customers eligible to choose an alternate supplier, but electing not to do so. The increase was also due to Monongahela Power"s purchase of power from Allegheny Energy Supply, in order to provide energy to Monongahela Power"s Ohio customers that were eligible to choose an alternate supplier. The generation previously available to serve those Ohio customers was released and transferred to Allegheny Energy Supply on June 1, 2001.

     The increase in unregulated generation operations purchased power in the third quarter and first nine months of 2001 was primarily due to purchases made by Allegheny Energy Global Markets, which was acquired by Allegheny Energy Supply on March 16, 2001. In addition, the increase was due to power purchased to serve the provider of last resort load of West Penn, Monongahela Power, and Potomac Edison.

     The elimination between regulated utility operations and unregulated generation operations purchased power is necessary to remove the effect of affiliated purchased power expenses.

Allegheny Energy, Inc.

     Gas purchases and production expenses for the third quarter and first nine months of 2001 and 2000 were as follows:
Gas Purchases and Production

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$8.0	$5.4	$ 92.6	$13.8
Unregulated generation			8.0
Total gas purchases and	$8.0	$5.4	$100.6	$13.8
production

     Gas purchases and production increased in the third quarter and first nine months of 2001, by $2.6 million and $86.8 million, respectively. The increase in gas purchases and production for regulated utility operations was primarily due to the acquisition of Mountaineer Gas in August 2000 and for unregulated generation operations was primarily due to purchases made by Allegheny Energy Global Markets.

     Other operation expenses for the third quarter and first nine months of 2001 and 2000 were as follows:

Other Operation Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$ 99.4	$ 75.4	$300.0	$215.7
Unregulated generation	73.4	32.4	183.2	84.6
Other unregulated	9.9	2.1	34.4	7.8
Eliminations	(34.0)	(18.2)	(93.0)	(26.3)
Total other operation expenses	$148.7	$ 91.7	$424.6	$281.8

     The increase in regulated utility operations other operation expenses of $24.0 million and $84.3 million for the third quarter and first nine months of 2001, respectively, was primarily due to Potomac Edison"s generation lease payments to Allegheny Energy Supply and additional expenses related to the acquisition of Mountaineer Gas in August 2000. The transfer of Potomac Edison"s generating assets to Allegheny Energy Supply on August 1, 2000, included Potomac Edison"s generating assets located in West Virginia. A portion of these assets has been leased back to Potomac Edison to serve its West Virginia jurisdictional retail customers. The original lease term was for one year. The parties have mutually agreed to continue the lease beyond August 1, 2001.

     The increase in unregulated generation operations other operation expenses for the third quarter and nine months ended September 30, 2001, was $41.0 million and $98.6, respectively. This increase was due to increased salary, general and administrative expenses resulting from the acquisition of Allegheny Energy Global Markets, the increased purchasing of

Allegheny Energy, Inc.

electric transmission capacity for delivery of energy to customers and expenses related to the generating assets transferred from regulated utility operations to unregulated generation operations.

     The increase in other unregulated operations of $7.8 million and $26.6 million for the third quarter and nine months ended September 30, 2001, respectively, was due primarily to increased Allegheny Energy Solutions distributed generation business activities.

     The eliminations between regulated utility operations, unregulated generation operations, and other unregulated operations expenses is primarily to remove the effect of affiliated transmission purchases and Potomac Edison"s lease of generating assets from Allegheny Energy Supply.

     Maintenance expenses for the third quarter and first nine months of 2001 and 2000 were as follows:

Maintenance Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$38.9	$32.7	$114.6	$113.3
Unregulated generation	29.7	19.1	102.1	54.4
Other unregulated			.2
Total maintenance expense	$68.6	$51.8	$216.9	$167.7

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

     The increase in regulated utility operations maintenance for the third quarter and first nine months of 2001 was primarily due to increased expenses related to the acquisition of Mountaineer Gas in August 2000 and increased maintenance on the T&D system. These increases were partially offset by the transfer of generating assets from regulated utility operations to unregulated generation operations.

     The increase in unregulated generation operations maintenance expenses for the third quarter and nine months ended September 30, 2001, was primarily due to increased power station maintenance expenses related to the transfer of generating assets from regulated utility operations to unregulated generation operations and scheduled maintenance at the Fort Martin, Armstrong, Harrison, Hatfield, Pleasants and combustion turbine power stations.

     Depreciation and amortization expenses for the third quarter and first nine months of 2001 and 2000 were as follows:

Allegheny Energy, Inc.

Depreciation and Amortization Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$44.7	$48.3	$135.1	$148.3
Unregulated generation	34.5	10.3	85.1	36.1
Other unregulated	.2	.2	.5	.9
Total depreciation and
amortization expense	$79.4	$58.8	$220.7	$185.3

     The decrease in regulated utility operations depreciation and amortization expenses reflects the transfer of generating assets from regulated utility operations to unregulated generation operations, offset in part by depreciation of new capital additions, including the acquisition of Mountaineer Gas. The increase in depreciation and amortization expenses for unregulated generation operations for the third quarter and first nine months of 2001 was primarily due to depreciation expense related to the generating facilities in Illinois, Indiana, and Tennessee that were purchased on May 3, 2001, amortization of goodwill related to the acquisition of G.E.M. on March 16, 2001, and generating assets transferred from regulated utility operations to unregulated generation operations.

     Taxes other than income taxes for the third quarter and first nine months of 2001 and 2000 were as follows:

Taxes Other than Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$34.6	$32.9	$110.1	$107.9
Unregulated generation	16.4	20.5	52.3	46.0
Other unregulated	.1	.1	.5	.3
Total taxes other than
income taxes	$51.1	$53.5	$162.9	$154.2

     Total taxes other than income taxes decreased $2.4 million in the third quarter of 2001 and increased $8.7 million in the first nine months of 2001. The decrease for the third quarter of 2001 was due to the elimination of the Virginia Gross Receipts Tax in 2001, lower taxable revenues for unregulated generation operations, and an adjustment of property tax for unregulated generation operations in the third quarter of 2000. The increase for the first nine months of 2001 was due to increased gross receipts taxes resulting from higher Pennsylvania taxable revenues, increased West Virginia Business and Occupation taxes, and increased FICA taxes resulting from a higher tax base as a result of the Mountaineer Gas and Allegheny Energy Global Markets acquisitions.

Allegheny Energy, Inc.

Federal and State Income Taxes

     Federal and state income taxes for the third quarter and first nine months of 2001 increased $54.6 million and $91.9 million, respectively, due to increased taxable income.

Other Income, Net

     Other income, net decreased $2.5 million in the third quarter of 2001 was primarily due to an unrealized loss on an Allegheny Ventures stock holding of $1.7 million, before tax, for an impairment considered to be other than temporary.

     Interest on long-term debt and other interest for the third quarter and first nine months of 2001 and 2000 were as follows:

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Interest on long-term debt:
Regulated utility	$38.1	$31.4	$115.6	$109.8
Unregulated generation	16.2	14.6	43.1	25.5
Elimination	(.3)	(4.2)	(.3)	(10.5)
Total interest on long-term debt	54.0	41.8	158.4	124.8
Other interest:
Regulated utility	8.7	12.0	27.5	36.9
Unregulated generation	18.9	4.9	39.4	6.6
Other unregulated	.2		.2	.3
Elimination	(7.0)	(1.3)	(14.8)	(3.0)
Total other interest	20.8	15.6	52.3	40.8
Total interest expense	$74.8	$57.4	$210.7	$165.6

     The increase in total interest on long-term debt in the third quarter and first nine months of 2001, of $12.2 million and $33.6 million, respectively, resulted from increased average long-term debt outstanding.

     The 2001 elimination between regulated utility operations and unregulated generation operations interest on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and Monongahela Power. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of Monongahela Power"s Ohio jurisdictional generating assets. Monongahela Power continues to be a co-obligor with respect to the pollution control debt.

     The 2000 elimination between regulated utility operations and unregulated generation operations interest on long-term debt is to remove the effect of pollution control debt interest recorded by Allegheny Energy Supply and also by West Penn and Potomac Edison. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of West Penn"s and Potomac Edison"s

Allegheny Energy, Inc.

generating assets. West Penn and Potomac Edison continued to be co-obligors with respect to the pollution control debt through December 22, 2000.

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

     Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates. The increase in other interest expense of $5.2 million and $11.5 million for the third quarter and first nine months of 2001, respectively, resulted primarily from the increase in short-term debt outstanding.

     The other interest elimination between regulated utility operations, unregulated generation operations, and other unregulated operations are to remove the effect of affiliated interest expense.

Extraordinary Charge

     The extraordinary charge in the first quarter of 2000, of $116.7 million ($70.5 million, net of taxes) was required to reflect a write-off by the Company"s West Virginia subsidiaries, Monongahela Power and Potomac Edison, of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 15 to the consolidated financial statements for additional information.

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

Other Comprehensive Income

     Other comprehensive income is comprised of available-for-sale securities and cash flow hedges. Other comprehensive income includes an unrealized loss, net of tax, on available-for-sale securities of $.4 million and $.9 million for the third quarter and first nine months of 2001, respectively. In addition, other comprehensive income includes an unrealized loss, net of reclassification to earnings and tax, on cash flow hedges of $1.5 million for the first nine months of 2001. During the third quarter of 2001, the Company reclassified $4.0 million, net of tax, from other comprehensive income to earnings related to permanent stock impairment of $.9 million and losses associated with cash flow hedges of

Allegheny Energy, Inc.

$3.1 million. These amounts were shown net with their respective classifications within other comprehensive income.

     The Company holds stocks classified as available-for-sale marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income.

     On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of its two cash flow hedge contracts and recorded an offsetting amount in other comprehensive income as a change in accounting principle in accordance with SFAS No. 133. The amounts accumulated in other comprehensive income related to these contracts were reclassified to earnings during July and August 2001 when the hedged transactions were executed. A loss of $5.0 million, before tax ($3.1 million net of tax) was reclassified to power purchases and exchanges, net during the third quarter of 2001 for these cash flow hedge contracts.

Financial Condition, Requirements, and Resources

     The Company"s discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including legal actions, and regulations and uncertainties related to environmental matters.

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for acquisitions and construction programs, the Company and its subsidiaries have used internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the subsidiaries" cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

Cash Flow Summary

     Cash flows from operations in the first nine months of 2001 declined by $161.4 million from the comparable 2000 period reflecting unrealized gains of $567.6 million on commodity contracts offset significantly by $234.5 million of deferred taxes, a $110.2 million increase in prepayments, and a $50.8 million net increase in deposits paid less customer deposits received due to collateral posted with counterparties related to energy trading activities.

Allegheny Energy, Inc.

    The Company"s cash flows from operations includes the results of its energy trading activities reflecting the acquisition of the energy trading and marketing business of Merrill Lynch in March 2001. From April 1, 2001, through September 30, 2001, the energy trading activities have resulted in approximately $159 million of cash outflows. The cash outflows are mainly related to the Company"s contracts and related hedges in the Western Systems Coordinating Council (WSCC), including the fixed-price power sales agreement with CDWR and the contract to control 1,000 MW of generating capacity in Southern California. The Company expects to continue to incur cash outflows related to the WSCC contracts through 2002. After 2002, the Company expects to realize cash inflows related to these long-term contracts for the remaining term of the contracts, which currently results in significant positive fair value for the WSCC portfolio.

     Cash flows used in investing increased by $1.4 billion for the first nine months of 2001 from the comparable 2000 period. In the first nine months of 2001, Allegheny Energy Supply paid $489.2 million for the acquisition of G.E.M., $78.2 million for the acquisition of an interest in the Conemaugh Generating Station, and $1.1 billion for the acquisition of the three generating facilities in Illinois, Indiana, and Tennessee. Construction expenditures during the first nine months of 2001 were $310.7 million compared to $286.9 in the first nine months of 2000.

     Cash flows provided by financing increased by $1.6 billion million for the first nine months of 2001 from the comparable 2000 period due primarily to $669.4 million net proceeds for the issuance of common stock, $407.1 million net proceeds from issuance of long-term debt, and $908.9 million increase in short-term debt financing. The Company has paid $144.9 million for dividends on common stock for the first nine months of 2001. See Note 11 to the consolidated financial statements for additional details regarding common stock dividends.

Financings

     On November 6, 2001, Potomac Edison issued debt of $100.0 million 5 percent notes due on November 1, 2006. Potomac Edison will use the net proceeds from these notes, together with other corporate funds, for the following purposes: to redeem $50.0 million principal amount of Potomac Edison"s First Mortgage Bonds, eight percent series due on June 1, 2006, at the optional redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to redeem $45.5 million principal

Allegheny Energy, Inc.

amount of Potomac Edison"s eight percent Quarterly Income Debt Securities (QUIDS) due September 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to pay issuance expenses relating to the notes; and to add to the Company"s general funds which, together with other funds available to the Company, will be used for other corporate purposes, including financing the Company"s construction program.

     On September 21, 2001, Monongahela Power redeemed $40.0 million of 8 percent QUIDS due June 30, 2025. On October 2, 2001, Monongahela Power issued debt of $300.0 million 5 percent First Mortgage Bonds due on October 1, 2006. The First Mortgage Bonds will be used to replenish funds used to redeem the QUIDS, refinance debt that is due to mature in October 2001, refinance certain debt that carries a higher interest rate, and provide additional funds for other corporate purposes.

     On June 7, 2001, AFN Finance Company No. 2, a subsidiary of Allegheny Communications Connect, Inc., borrowed $10.5 million, under a variable rate secured credit facility with a maturity date of June 30, 2006. AFN Finance Company No.2 contributed the proceeds from this financing to AFN Communications, a limited liability company of which Allegheny Communications, Inc. is a member, for general corporate purposes.

     On May 2, 2001, the Company completed the public offering of its common stock, selling a total of 14.26 million shares at $48.25 per share. The net proceeds of approximately $667 million were used to fund a portion of the Company"s acquisition of the generating facilities located in Illinois, Indiana, and Tennessee and for other corporate purposes.

     In April 2001, Allegheny Energy Supply consummated an operating lease transaction relating to a 630-MW peaking and intermediate-load natural gas-fired facility located in St. Joseph County, Indiana, with expected commercial operation dates of 2003 for the peaking facility and 2005 for the intermediate-load facility. This transaction was structured to finance the purchase of turbines and transformers with a maximum commitment amount of $150 million. Upon completion and installation of the equipment, a special purpose entity will lease the equipment to Allegheny Energy Supply. Lease payments, to be recorded as rent expense, are estimated at $.9 million per month, commencing during the first half of 2004 and continuing through February 2007. Subsequently, Allegheny Energy Supply has the right to negotiate renewal terms or purchase the plant for the lessor"s investment or sell the plant and pay the difference between the proceeds and the lessor"s investment up to a maximum recourse amount of approximately $130 million.

     On March 9, 2001, Allegheny Energy Supply issued $400.0 million of unsecured 7.80 percent notes due 2011 to pay for a portion of the cost of G.E.M.

     In the first nine months of 2001, West Penn Funding, LLC redeemed $27.2 million of class A-1 6.32 percent transition bonds and $19.1 million of class A-2 6.63 percent transition bonds.

     As of September 30, 2001, $160.2 million of the $820.0 million lines of credit with banks were drawn. The remainder of the unused lines of

Allegheny Energy, Inc.

credit, of $659.8 million, were committed to support outstanding commercial paper.

     Letters of credit are purchased guarantees that ensure our performance or payment to third parties, in accordance with certain terms and conditions, and amounted to $347.6 million of the $410.0 million available as of September 30, 2001.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $3.3 million for the three months ended December 31, 2001, based on projected short-term borrowings.

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

     The Company is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states that Monongahela Power, Potomac Edison, and West Penn serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia"s Legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

     The regulatory environment applicable to the Company"s generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to the Company or its facilities, and future changes in laws and regulations may have an effect on the Company in ways that cannot be predicted. Some markets, like California, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of a significant amount of press coverage, much of which has been critical of the restructuring initiatives. In some of these markets, including California, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale

Allegheny Energy, Inc.

power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which the Company currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on the Company"s operations and strategies.

Activities at the Federal Level

     The tragic events of September 11th, when the World Trade Center and Pentagon were attacked, have altered the agenda of the 107th Congress. The Congress and the Bush Administration are primarily focused on responding to these attacks. Part of that response may well be the consideration of energy security legislation currently in development. The Company is lobbying for the inclusion of important electricity restructuring provisions in this legislation, including the repeal or significant revision of PUHCA , as well as for critical infrastructure protection legislation. Prior to the attack, two primary bills had been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee"s new chairman, Senator Jeff Bingaman of New Mexico. Provisions from these bills could be included in the new energy legislation. The primary House committee of jurisdiction, Energy and Commerce, initially passed the President"s national energy security proposal and is only now considering electricity-restructuring legislation. Among issues that are being addressed in this legislation are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate or include it in the energy legislation currently being drafted.

Maryland Activities

     On June 7, 2000, the Maryland PSC approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison have had the right to choose an alternate electric supplier since July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC"s intent to impose a royalty fee to compensate   the utility for the use by an affiliate of the utility"s name and/or logo   and for other "intangible or unqualified benefits;"

Allegheny Energy, Inc.

- requires asymmetric pricing for asset transfers between utilities and   their affiliates. Asymmetric pricing requires that transfers of assets   from the regulated utility to an affiliate be recorded at the greater of   book cost or market value while transfers of assets from the affiliate to   the regulated utility be recorded at the lesser of book costs or market   value.

     Potomac Edison, along with substantially all of Maryland"s gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC"s order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court"s remand on the asymmetric pricing issue potentially has positive implications for Potomac Edison. However, depending on interpretations of the Maryland PSC"s order and its application to Potomac Edison"s factual situation, portions of the Maryland PSC order approved by the Court, for example the order"s limitation on employee sharing, could have a material impact on Potomac Edison. The Maryland Commission also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison. The Commission docketed similar proceedings for Maryland"s other gas and electric companies.

     Potomac Edison, and other Maryland gas and electric utilities, have noted an appeal of the Circuit Court"s decision to Maryland"s Court of Special Appeals.  A Stipulation and Settlement Agreement was filed with the Maryland PSC on July 30, 2001. A Proposed Order of Hearing Examiner approved the settlement agreement on August 16, 2001, which became a final order on September 18, 2001.

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state"s customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5 percent cut in the generation portion of their rate.

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. A limited number of Monongahela Power"s Ohio customers have switched to another supplier, as Monongahela Power"s rates remain among the lowest of investor-owned utilities in the state. The restructuring plan allowed the Company to transfer its Ohio generating assets to Allegheny Energy Supply at book value and that transfer was made effective June 1, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, West Penn has retained over 99.7 percent of its Pennsylvania customers as of September 30, 2001. There has been very little "shopping"

Allegheny Energy, Inc.

for electricity in West Penn"s service area primarily because of West Penn"s low rates.

     As part of West Penn"s restructuring settlement in Pennsylvania, West Penn retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.  Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be implemented for all customers in Potomac Edison"s service territory beginning on January 1, 2002.

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

     On July 11, 2000, the Virginia SCC issued an order approving the Company"s separation plan, permitting the transfer of Potomac Edison"s generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by Potomac Edison to participate in a regional transmission entity (PJM West).

West Virginia Activities

     Electric restructuring in West Virginia remains unresolved and awaits further legislative action, largely due to uneasiness among state leaders due to the turmoil experienced in California. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC"s plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session. The Company

Allegheny Energy, Inc.

anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

     As approved by the W.Va. PSC, Potomac Edison transferred its generating assets to Allegheny Energy Supply in August 2000. In accordance with the same restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

Environmental Issues

     The Environmental Protection Agency"s (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would require compliance by May 31, 2004. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule is also under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspends the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. The Company"s compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company"s construction forecast includes the expenditure of $226.5 million of capital costs during the 2002 through 2004 period to comply with these regulations.

     On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following 10 electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield"s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, these standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of NSR, or a major

Allegheny Energy, Inc.

modification of the facility, which would require compliance with NSR. If federal NSR were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

     In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

Right-to-Know

     On June 27, 2001, the Company submitted its 2000 Toxic Release Inventory with the EPA and appropriate state government agencies, reporting 32.8 million pounds of total releases for the calendar year 2000. The inventory is part of the Emergency Planning and Community Right-to-Know Act (RTK), which requires the Company report estimated annual releases of certain chemical substances entering into the environment through the process of burning fossil fuels to make electricity. The releases reported by the Company are trace elements that occur naturally in coal, as well as stack gases formed during the combustion process. These trace elements have always been present in the electricity generation process. The Company has made no change in the way it generates electricity. However, the EPA has changed its rules for reporting these materials and added new database reporting requirements. Because of these changing requirements and the Company"s customers" increasing demand for electricity, which also increases the amount of coal the Company burns, the estimated releases of chemicals reported for the Company"s generating facilities increased during the 2000 calendar year.

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

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative"s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for

Allegheny Energy, Inc.

qualifying hedges allows a derivative"s gains and losses to offset related results on the hedged item in earnings or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

     On January 1, 2001, Allegheny Energy Supply recorded an asset of $1.5 million on its balance sheet based on the fair value of the two cash flow hedge contracts. An offsetting amount was recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133. Allegheny Energy Supply has two principal risk management objectives regarding these cash flow hedge contracts. First, Allegheny Energy Supply has a contractual obligation to service the instantaneous demands of its customers. When this instantaneous demand exceeds Allegheny Energy Supply"s electric generating capacity, it must enter into contracts providing for the purchase of electricity to meet this shortage. Second, the price of electricity is subject to price volatility. This volatility is the result of many market factors, including the weather, and tends to be the highest during the summer months. To ensure that energy market movements do not cause a significant degradation in earnings Allegheny Energy Supply enters into fixed price electricity purchase contracts.

     The amounts accumulated in other comprehensive income related to these contracts were reclassified to earnings during July and August of 2001, when the hedged transactions were executed. A loss of $5.0 million, before tax ($3.1 million net of tax), was reclassified to power purchases and exchanges, net during the third quarter of 2001 for these cash flow hedge contracts.

     Allegheny Energy Supply also has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, Allegheny Energy Supply recorded an asset of $0.1 million and a liability of $52.4 million on its balance sheet based on the fair value of these contracts. The majority of this liability was related to one contract. The terms of this three-year contract entered into on January 1, 1999, provides the counterparty with the right to purchase, at a fixed price, 270 MW of electricity per hour until December 31, 2001. The fair value of this contract represented a liability of approximately $52.3 million on January 1, 2001. The liability associated with this contract will reduce to zero at December 31, 2001, with the expiration of the contract. The fair value of these contracts will fluctuate over time due to changes in the underlying commodity prices that are influenced by various market factors, including the weather and availability of regional electric generation and transmission capacity. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. As of September 30, 2001, the net fair value of these contracts was $1.1 million. The total change in fair value of $51.2 million for these contracts during the first nine months of 2001 was recorded as an unrealized gain in "Revenues - unregulated generation" on the consolidated statement of operations.

Allegheny Energy, Inc.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities. The interest rate risk exposure results from changes in interest rates related to interest rate swaps, commercial paper, and fixed-rate debt. The Company is mandated by its Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

     Of the Company"s commodity-driven risks, it is primarily exposed to risks associated with the wholesale marketing of electricity, including the generation, fuel procurement, power marketing, and trading of electricity. The Company"s wholesale activities principally consist of marketing and trading over-the-counter forward and New York Mercantile Exchange (NYMEX) future contracts for the purchase and sale of electricity and natural gas. The majority of these contracts represent commitments to purchase or sell electricity and natural gas at fixed prices in the future. Except for the NYMEX contracts, these contracts require physical delivery of electricity and natural gas.

     The Company also uses option contracts to buy and sell electricity and natural gas at fixed prices in the future. These option contracts are generally entered into for risk management purposes. The risk management activities focus on management of volume risks (supply), operational risks (plant outages), and market risks (energy prices).

     The Company has entered into long-term contractual obligations for the purchase and sale of electricity with other load-serving entities, municipalities, retail load aggregators, affiliates and other entities:

- in March 2001, Allegheny Energy Supply acquired G.E.M. including the   contractual right to control 1,000 MW of generation in California;

- in March 2001, Allegheny Energy Supply signed a power sales agreement   with the CDWR,the electricity buyer for the state of California. The   $4.5 billion contract is for a period through December 2011. Under the   terms of the agreement, the Company has committed to sell up to 1,000 MW   of electricity, primarily through its contractual control of 1,000 MW of   generation capacity in California, which the Company acquired as part of   the acquisition of G.E.M.;

- in May 2001, Allegheny Energy Supply signed a 15-year agreement with Las   Vegas Cogeneration II, LLC for 222 MW of generating capacity, beginning   in the third quarter of 2002; and

- in August 2001,Allegheny Energy Supply was a successful bidder to supply   Baltimore Gas & Electric Company with electricity from July 2003 through   June 2006.

     The Company has a Corporate Energy Risk Control Policy adopted by its Board of Directors and monitored by an Exposure Management Committee chaired by its Chief Executive Officer and composed of senior management. An independent risk management group actively measures and monitors the

Allegheny Energy, Inc.

risk exposures to ensure compliance with the policy and periodically reviews this policy.

     To manage the Company"s financial exposure to commodity price fluctuations in its energy trading, fuel procurement, power marketing, and risk management activities, the Company routinely enters into contracts, such as electricity purchase and sale commitments, to hedge its risk exposure. However, the Company does not hedge the entire exposure of its operations from commodity price volatility for a variety of reasons. To the extent the Company does not hedge against commodity price volatility, its results of operations and financial position may be affected either favorably or unfavorably by a shift in the future price curves.

Credit risk. Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty"s financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate netting of cash flows, associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. The Company"s independent risk management group described above oversees credit risk. As of September 30, 2001, we have received $17.3 million of collateral from counterparties involved in the Company"s energy trading activities.

     The Company is engaged in various trading activities in which counterparties primarily include electric and gas utilities, independent power producers, oil and gas exploration and production companies, and energy marketers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration of customers in the electric and gas utility and oil and gas exploration and production industries. These concentrations in customers may impact the Company"s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Based on the Company"s policies and exposures, it does not currently anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

Market risk. Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. The Company reduces these risks by using its generating assets and contractual generation under its control to back positions on physical transactions. Market exposure and credit risk have established aggregate and counterparty limits that are monitored within the guidelines of the Corporate Energy Risk Control Policy. The Company evaluates commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

     The Company uses various methods to measure its exposure to market risk, including a value at risk model (VaR). VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The Company"s VaR calculation includes all contracts, whether financially or physically settled, associated with its wholesale marketing and trading of electricity, natural

Allegheny Energy, Inc.

gas, and other commodities. The Company calculates VaR including its generating capacity and the power sales agreements for the provider-of-last-resort retail load obligations of Allegheny Energy"s regulated utility subsidiaries. The VaR calculation does not include positions beyond three years for which there is a limited observable, liquid market and commodity price exposure related to the procurement of fuel for its generation. The Company believes that this represents the most complete calculation of its value at risk.

     The Company calculates VaR using a variance/covariance technique that models option positions using a linear approximation of their value based upon the options delta equivalents. Due to inherent limitations to VaR, including the use of approximations to value options, subjectivity in the choice of liquidation period and reliance on historical data to calibrate the model, the VaR calculation may not accurately reflect the Company"s market risk exposure. As a result, the actual changes in the Company"s market risk sensitive instruments could differ from the calculated VaR, and such changes could have a material impact on its financial results.

     The VaR amount represents the potential loss in fair value from the market risk sensitive positions described above over a one-day holding period with a 95 percent confidence level. As of September 30, 2001, the Company"s VaR was $14.7 million including its generating capacity and its power sales agreements with the Company"s regulated utility subsidiaries. At December 31, 2000, the Company"s VaR was $38.7 million. This calculation included contracts and positions for the next 12 months and the Company"s generating assets, its power sales agreements with the Company"s regulated utility subsidiaries, retail and other similar obligations. The decrease in VaR for the first nine months of 2001 is primarily due to a reduction in the Company"s open power positions in the on-peak period in the forward looking 12 months.

     The Company also calculated VaR using the full term of all trading positions but excluding its generating capacity and its power sales agreements for the provider-of-last-resort retail load obligations of the Company"s regulated utility subsidiaries. This calculation includes positions beyond three years for which there is a limited observable, liquid market. As a result, this calculation is based upon management"s best estimates and modeling assumptions, which could materially differ from actual results. As of September 30, 2001, this calculation yielded a VaR of $16.5 million.

     The Company has entered into long-term arrangements with terms of 12 months or longer to purchase approximately 90 percent of its base fuel requirements for its owned generation in 2001. The Company depends on short-term arrangements and spot purchases for its remaining requirements. Until 2005, the Company expects to meet its total coal requirements for its generating assets under existing contracts or from current suppliers.

ALLEGHENY ENERGY, INC.

Part II - Other Information to Form 10-Q

for Quarter Ended September 30, 2001

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)     Exhibit 12 Computation of ratio of earnings to fixed charges.

(b)     Form 8-K Reporting Date - September 25, 2001

          Items Reported: Other Events and Financial Statements and
         Exhibits

            Item 5 - Monongahela Power Company filed the final negotiated
            First Mortgage Bond Standard Purchase Agreement Provisions for
            $300 million of first mortgage bonds and unsecured debt
            securities.

            Item 7 - Ex. 1(b) is filed as part of this filing.

              Ex. 1(b) First Mortgage Bond Standard Purchase Agreement
              Provisions

        Form 8-K Reporting Date - September 10, 2001

          Items Reported: Other Events and Financial Statements and
          Exhibits

            Item 5 - Monongahela Power Company filed First Mortgage Bond
            Standard Purchase Agreement Provisions for $300 million of first mortgage bonds and unsecured debt securities.

            Item 7 - Ex. 1(b) is filed as part of this filing.

              Ex. 1(b) First Mortgage Bond Standard Purchase Agreement
              Provisions

        Form 8-K Reporting Date - July 27, 2001
          Items Reported: Regulation FD Disclosure
            Item 9 - Allegheny Energy, Inc. second quarter earnings analyst conference call opening statement.

        Form 8-K Reporting Date - July 27, 2001
          Items Reported: Regulation FD Disclosure
            Item 9 - Allegheny Energy, Inc. reported second quarter
            earnings.
58

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

/s/ T. J. Kloc .
T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

November 14, 2001