Form 10-Q
period 2002-03-31
ALLEGHENY ENERGY INC
filed 2002-05-15
CIK 3673

Page 1 of 54

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

At May 15, 2002, 125,501,428 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

2

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended March 31, 2002

Index	Page No.

PART I - FINANCIAL INFORMATION:
ITEM 1. - FINANCIAL STATEMENTS:
Consolidated Statement of Operations - Three months ended March 31, 2002 and 2001	3
Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001	4
Consolidated Balance Sheet - March 31, 2002 and December 31, 2001	5-6
Consolidated Statement of Comprehensive Income - Three months ended March 31, 2002 and 2001	7
Notes to Consolidated Financial Statements	8-23
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-47
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48-52
PART II - OTHER INFORMATION	53-54
3

ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31
	2002	2001*
Operating revenues:
Regulated utility	$ 740,374	$ 777,338
Unregulated generation	1,376,606	908,518
Other unregulated	151,197	7,520
Total operating revenues	2,268,177	1,693,376

Cost of revenues:
Fuel consumed for electric generation	144,117	140,738
Purchased energy and transmission	1,347,096	931,882
Natural gas purchases	174,401	73,297
Deferred power costs, net	10,688	(3,342)
Other	26,149	6,678
Cost of revenues	1,702,451	1,149,253
Net revenues	565,726	544,123

Other operating expenses:
Operation expense	210,853	189,123
Depreciation and amortization	76,062	65,387
Taxes other than income taxes	63,808	57,783
Total other operating expenses	350,723	312,293
Operating income	215,003	231,830

Other income and expenses	15,472	3,806

Interest charges and preferred dividends:
Interest on long-term debt and other interest	71,110	63,642
Allowance for borrowed funds used during construction and
interest capitalized	(4,284)	(1,512)
Dividends on preferred stock of subsidiaries	1,259	1,260
Total interest charges and preferred dividends	68,085	63,390
Consolidated income before income taxes, minority interest, and
cumulative effect of accounting change	162,390	172,246

Federal and state income taxes	59,416	69,422

Minority interest	1,337

Consolidated income before cumulative effect of accounting change	101,637	102,824
Cumulative effect of accounting change, net		(31,147)
Consolidated net income	$ 101,637	$ 71,677

Average common stock shares outstanding	125,248,884	110,436,317

Basic and diluted earnings per average share:
Consolidated income before cumulative effect of accounting change	$ .81	$ .93
Cumulative effect of accounting change, net		(.28)
Consolidated net income	$ .81	$ .65

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31
	2002	2001*
Cash flows from operations:
Consolidated net income	$101,637	$ 71,677
Cumulative effect of accounting change, net of taxes		31,147
Consolidated income before cumulative effect of
accounting change	101,637	102,824
Depreciation and amortization	76,062	65,387
Gain on sale of land	(14,314)
Minority interest	1,337
Deferred investment credit and income taxes, net	27,217	12,617
Deferred power costs, net	10,688	(3,342)
Unrealized gains on commodity contracts, net	(81,400)	(38,074)
Allowance for other than borrowed funds used
during construction	(357)	(260)
Changes in certain assets and liabilities:
Accounts receivable, net	(84,271)	(320,146)
Deposits	16,565
Materials and supplies	1,677	(4,173)
Prepayments	(21,537)	3,005
Benefit plan investments	426	(1,300)
Taxes receivable	64,520
Purchased options		(2,312)
Accounts payable	89,197	271,824
Accrued major maintenance		16,353
Taxes accrued	23,337	882
Customer deposits	(2,925)
Accrued payroll	(21,197)	(7,822)
Other, net	5,524	10,293
	192,186	105,756

Cash flows used in investing:
Regulated utility construction expenditures (less
allowance for other than borrowed funds used during
construction)	(40,900)	(45,631)
Unregulated generation construction expenditures and
investments	(26,450)	(31,397)
Other construction expenditures and investments	(2,391)	(9,323)
Unregulated investments	(1,000)
Proceeds from sale of land	15,902
Acquisitions		(573,780)
	(54,839)	(660,131)

Cash flows provided by (used in) financing:
Issuance of long-term debt		396,594
Retirement of long-term debt	(46,893)	(16,743)
Short-term debt, net	13,538	224,892
Proceeds from issuance of common stock	1,121
Cash dividends paid on common stock	(48,374)	(47,488)
	(80,608)	557,255

Net change in cash and temporary cash investments	56,739	2,880
Cash and temporary cash investments at January 1	37,980	18,021
Cash and temporary cash investments at March 31	$ 94,719	$ 20,901

Supplemental cash flow information
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$ 64,525	$ 56,110
Income taxes		15,173
See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.
5

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
ASSETS:	2002	2001*
Property, plant, and equipment:
Regulated operations	5,554,287	$ 5,549,048
Unregulated generation	5,140,147	5,099,092
Other unregulated	46,191	43,800
Construction work in progress	417,758	394,943
	11,158,383	11,086,883
Accumulated depreciation	(4,306,842)	(4,233,868)
	6,851,541	6,853,015
Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	608,038	603,615
Benefit plans' investments	101,652	102,078
Unregulated investments	60,221	66,422
Intangible assets	24,446	43,045
Other	4,131	4,135
	798,488	819,295
Current assets:
Cash and temporary cash investments	94,719	37,980
Accounts receivable:
Electric	503,053	430,462
Natural gas	92,370	89,499
Other	38,764	27,798
Allowance for uncollectible accounts	(34,952)	(32,796)
Materials and supplies - at average cost:
Operating and construction	109,421	104,965
Fuel	76,257	82,390
Deposits	250	16,815
Prepaid taxes	74,757	56,107
Commodity contracts	597,996	297,879
Natural gas retail contracts	17,891	27,832
Taxes receivable	60,198	124,718
Other, including current portion of regulatory assets	59,021	49,261
	1,689,745	1,312,910
Deferred charges:
Commodity contracts	1,418,504	1,457,504
Regulatory assets	587,525	594,182
Unamortized loss on reacquired debt	32,145	32,889
Other	113,096	97,757
	2,151,270	2,182,332

Total assets	$11,491,044	$11,167,552

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

6

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
CAPITALIZATION AND LIABILITIES:	2002	2001*
Capitalization:
Common stock	$ 156,851	$ 156,596
Other paid-in capital	1,428,684	1,421,117
Retained earnings	1,200,256	1,152,487
Other comprehensive income	511	(20,231)
	2,786,302	2,709,969

Preferred stock	74,000	74,000
Long-term debt and QUIDS	3,044,630	3,200,421
	5,904,932	5,984,390
Current liabilities:
Short-term debt	1,252,266	1,238,728
Long-term debt due within one year	462,188	353,054
Accounts payable	461,897	373,958
Taxes accrued:
Federal and state income	77,411	21,613
Other	66,932	99,393
Deposits	1,535	4,460
Interest accrued	54,928	53,466
Adverse power purchase commitments	24,839	24,839
Payroll accrued	53,488	74,685
Deferred income taxes	183,112	186,933
Commodity contracts	817,830	512,788
Natural gas retail contracts	34,394	69,520
Other, including current portion of regulatory
liabilities	41,287	36,373
	3,532,107	3,049,810

Minority interest	34,398	29,991

Deferred credits and other liabilities:
Commodity contracts	356,900	482,225
Unamortized investment credit	100,987	102,589
Deferred income taxes	1,018,005	972,910
Obligation under capital leases	38,217	35,309
Regulatory liabilities	108,702	108,055
Adverse power purchase commitments	247,717	253,499
Other	149,079	148,774
	2,019,607	2,103,361
Contingencies (Note 10)

Total capitalization and liabilities	$11,491,044	$11,167,552

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.
7

ALLEGHENY ENERGY, INC.
Consolidated Statement of Comprehensive Income
(Thousands of Dollars)

	Unaudited
	March 31, 2002	March 31, 2001

Consolidated net income	$101,637	$71,677
Other comprehensive income (loss), net of taxes:
Unrealized gains on
available-for-sale securities	1,075	165
Unrealized gains (losses) on cash flow hedges:
Cumulative effect of accounting change -
gain on cash flow hedges		1,478
Unrealized gains (losses) on cash flow
hedges for the period	19,667	(1,619)
Net unrealized gains (losses) on cash flow hedges	19,667	(141)
Total other comprehensive income	20,742	24
Consolidated comprehensive income	$122,379	$71,701

ALLEGHENY ENERGY, INC.

Notes to Consolidated Financial Statements

1. Basis of Interim Presentation

The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 7 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002; and the results of its operations, cash flows, and comprehensive income for three months ended March 31, 2002 and 2001. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. Energy Trading Activities

Allegheny Energy Supply Company, LLC's (Allegheny Energy Supply) energy marketing and trading activities include the marketing and trading of electricity, natural gas, oil, coal, and other energy-related commodities using primarily over-the-counter contracts and exchange-traded contracts such as those traded on the New York Mercantile Exchange (NYMEX).

The Company records the contracts used in Allegheny Energy Supply's energy marketing and trading activities at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in unregulated generation revenues. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options and swaps, management makes estimates using available market data and pricing models. Factors such as commodity price risk, operational risk, and credit risk of counterparties are evaluated in establishing the fair value of commodity contracts. The commodity contracts include certain financial instruments, such as interest rate swaps, which are used to mitigate the effect of interest rate changes on the fair value of commodity contracts.

The Company has contracts that are unique due to their long-term nature and are valued using proprietary pricing models. Inputs to the models include estimated forward natural gas and electricity prices, interest rates, and estimates of market volatility for natural gas and electricity prices. These inputs depend heavily on judgments and assumptions by management. These inputs become more difficult to predict and the models become less precise the further into the future these estimates are made. There may be an adverse effect on the Company's financial position and results of operations if the judgments and assumptions underlying those models' inputs prove to be wrong or inaccurate.

Allegheny Energy, Inc.

The fair value of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with the Financial Accounting Standards Board's (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts - an Interpretation of APB Opinion No. 10 and FASB Statement No. 105." At March 31, 2002, the fair value of the energy trading commodity contract assets and liabilities was $2,016.5 million and $1,174.7 million, respectively. At December 31, 2001, the fair value of the energy trading commodity contract assets and liabilities was $1,755.4 million and $995.0 million, respectively. Net unrealized gains of $81.4 million and $38.1 million, before tax, were recorded to the consolidated statement of operations in unregulated generation revenues to reflect the change in fair value of the energy trading contracts for the first quarter of 2002 and 2001, respectively. As of March 31, 2002, the fair value of the Company's commodity contracts with one counterparty was $1,240.4 million or approximately 10.8 percent of the Company's total assets.

3. Derivative Instruments and Hedging Activities

Alliance Energy Services Partnership (Alliance Energy Services), a subsidiary of Allegheny Ventures, Inc. (Allegheny Ventures), is engaged in the purchase, sale, and marketing of natural gas and other energy-related services to various commercial and industrial customers across the United States. Alliance Energy Services, on behalf of its customers, uses both physical and financial derivative contracts, including forwards, NYMEX futures, options, and swaps, in order to manage price risk associated with its purchase and sale activities.

Alliance Energy Services' primary strategy is to minimize its market risk exposure with respect to its forecasted physical natural gas sales contracts to its customers by entering into offsetting financial and physical natural gas purchase and transportation contracts. The transactions executed under this strategy were accounted for as cash flow hedges under the FASB's Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of the offsetting contracts were recorded as assets and liabilities on the consolidated balance sheet, with changes in fair value for these contracts recorded to other comprehensive income. As of March 31, 2002, an unrealized gain of $.3 million, net of reclassifications to earnings, tax, and minority interest, was recorded to other comprehensive income for these contracts. These hedges were highly effective during the first quarter of 2002, with no ineffectiveness recorded to the consolidated statement of operations. Based on the contracts' fair values at March 31, 2002, and the settlement dates of these contracts, the Company expects to reclassify a loss of approximately $.3 million, before tax and minority interest, of the amount accumulated in other comprehensive income to earnings in the remaining nine months of 2002 and a gain of $1.5 million in the first quarter of 2003. As of March 31, 2002, the Company's cash flow hedge contracts were hedging forecasted transactions through December 2004 and had a net fair value of $(20.9) million. As of December 31, 2001, the Company's cash flow hedge contracts were hedging forecasted transactions through December 2004 and had a net fair value of $(66.2) million.

Allegheny Energy, Inc.

Additionally, as a service to its customers, Alliance Energy Services offers price risk intermediation services in order to mitigate the market risk associated with natural gas. Under this program, Alliance Energy Services will execute contracts with a third counterparty. These transactions do not qualify for hedge accounting under SFAS No. 133 and are accounted for on a market-to-market basis. As of March 31, 2002, the fair value of the contracts as an asset and as a liability was $14.6 million and $14.1 million, respectively. As of December 31, 2001, the fair value of the contracts as an asset and as a liability was $31.5 million and $30.6 million, respectively.

On March 19, 2002, Allegheny Energy Supply entered into two treasury lock agreements to hedge its exposure to changing United States Treasury interest rates on the forecasted issuance of long-term, fixed-rate debt in April 2002. These treasury lock agreements were accounted for as cash flow hedges under SFAS No. 133. At March 31, 2002, the total fair value of these contracts of $.8 million, before tax ($.5 million net of tax), was recorded as an unrealized gain in other comprehensive income. The amounts accumulated in other comprehensive income for these treasury lock agreements will be reclassified to earnings over the life of the 10-year debt starting in April 2002.

4. Other Comprehensive Income

The statement of other comprehensive income provides the components of comprehensive income for the first quarter of 2002 and 2001.

The Company holds stocks classified as available-for-sale marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and records unrealized holding gains and losses from the temporary decline in the fair value of available-for-sale securities in other comprehensive income. The fair value of the Company's available-for-sale securities was $.6 million and $.3 million at March 31, 2002, and December 31, 2001, respectively. The change in fair value for the first quarter of 2002 of $.3 million, before tax ($.2 million net of tax) was recorded as an unrealized gain to other comprehensive income. During the first quarter of 2002, the Company reclassified a loss of $1.4 million, before tax ($.9 million net of tax), from accumulated other comprehensive income to earnings relating to an impairment considered other than temporary.

Other comprehensive income also includes net unrealized gains of $18.2 million, before minority interest and tax ($11.0 million, net of minority interest and tax) and reclassifications to earnings of net realized losses of $14.4 million, before minority interest and tax ($8.7 million, net of minority interest and tax), for a total change in other comprehensive income of $32.6 million, before minority interest and tax ($19.7 million, net of minority interest and tax) for the first quarter of 2002. See Note 3 for additional details relating to the Company's cash flow hedges.

Allegheny Energy, Inc.

5. Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

SFAS No. 142 transitional provisions require that the Company identify any transitional goodwill impairment by June 30, 2002 (step one of the impairment test), and that any impairment loss be measured as soon as possible thereafter, but no later than December 31, 2002 (step two of the impairment test). The Company is in the process of performing step one of the impairment test, which will be completed during the second quarter of 2002. Preliminary results for step one of the impairment test indicate that there may be impairment of goodwill related to the acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000 and West Virginia Power Company (West Virginia Power) in 1999. As of March 31, 2002, the recorded amounts of goodwill were $170.0 million related to Mountaineer Gas and $25.0 million related to West Virginia Power. These goodwill amounts are included in the regulated utility operations segment. SFAS No. 142 transitional provisions have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

Allegheny Energy, Inc.

Had the provisions of SFAS No. 142 been applied for the three months ended March 31, 2001, consolidated income before cumulative effect of accounting change, consolidated net income, and basic and diluted earnings per average share would have been as follows:
(Thousands of dollars, except earnings per share)	Three months ended March 31, 2001
Consolidated income before cumulative effect of accounting change:
As reported	$102,824
Add: Goodwill amortization, net of taxes	1,371
Adjusted consolidated income before cumulative effect of accounting change	$104,195

Consolidated net income:
As reported	$71,677
Add: Goodwill amortization, net of taxes	1,371
Adjusted consolidated net income	$73,048

Basic and diluted earnings per share before cumulative effect of accounting change:
As reported	$ .93
Add: Goodwill amortization, net of taxes	.01
Adjusted basic and diluted earnings per share before cumulative effect of accounting change	$ .94

Basic and diluted earnings per share:
As reported	$ .65
Add: Goodwill amortization, net of taxes	.01
Adjusted basic and diluted earnings per share	$ .66

The carrying amount of, and changes in, goodwill attributable to each reportable operating segment are as follows:
(Thousands of dollars)	December 31, 2001	Goodwill Acquired	March 31, 2002

Regulated utility	$210,110		$210,110
Unregulated generation	367,287		367,287
Other unregulated	26,218	4,423(a)	30,641
Total	$603,615	$ 4,423	$608,038

(a) Represents additional purchase price and purchase price reallocation related to the November 2001 acquisition of Fellon-McCord Associates, Inc. and Alliance Energy Services.

Allegheny Energy, Inc.

The components of other intangible assets were as follows.
(Thousands of dollars)	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Reported as Intangible Assets on the balance sheet:
Amortized, contract- based	$47,533	$24,507	$51,777	$10,152
Unamortized, contract- based	1,420		1,420
	$48,953	$24,507	$53,197	$10,152
Included in Property, Plant, and Equipment on the balance sheet:
Amortized, contract- based	6,606	3,564	6,606	3,248
Total	$55,559	$28,071	$59,803	$13,400

The $4.2 million decrease in the gross carrying amount of contract-based amortized intangible assets during the first quarter of 2002 was due to a purchase price reallocation related to the November 2001 acquisition of Alliance Energy Services. Amortization expense for intangible assets for the first quarter of 2002 was $14.7 million. Amortization expense is estimated to be $15.9 million for the remainder of 2002, $7.3 million for 2003, $.5 million for 2004, and $.3 million annually for 2005 through 2007.

6. Accounting for the Effects of Price Deregulation

During the first quarter of 2002, the Company's reserve for adverse power purchase commitments decreased by $5.8 million to $272.6 million as of March 31, 2002, based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

7. Business Segments

The Company's principal operating segments are regulated utility operations, unregulated generation operations, and other unregulated operations.

The regulated utility operations segment consists of the Company's subsidiaries - Monongahela Power Company (Monongahela Power), including Mountaineer Gas; The Potomac Edison Company (Potomac Edison); and West Penn Power Company (West Penn). The regulated utility operations segment operates electric and natural gas transmission and distribution (T&D) systems and generates electric energy for its West Virginia jurisdiction where deregulation of electric energy has not been implemented.

Allegheny Energy, Inc.

The unregulated operations segment consists of the Company's subsidiary, Allegheny Energy Supply, including its majority-owned subsidiary, Allegheny Generating Company (AGC). Allegheny Energy Supply is an unregulated energy company that develops, owns, operates, and controls electric generating capacity and markets and trades energy and energy-related commodities in domestic retail and wholesale markets. AGC owns and sells generating capacity to its parents, Allegheny Energy Supply and Monongahela Power. Allegheny Energy Supply markets and trades electricity, natural gas, oil, coal, and other energy-related commodities using primarily over-the-counter contracts and exchange-traded contracts such as those traded on the NYMEX. Allegheny Energy Supply manages the Company's generating assets as an integral part of its wholesale marketing, energy trading, fuel procurement, and risk management activities.

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
	Three Months Ended
	March 31
	2002	2001
	(Thousands of Dollars)
Operating Revenues:
Regulated utility	$ 773,878	$ 817,554
Unregulated generation	1,684,536	1,218,805
Other unregulated	151,323	7,612
Eliminations	(341,560)	(350,595)
Depreciation and Amortization:
Regulated utility	46,336	45,231
Unregulated generation	28,866	19,975
Other unregulated	860	181
Operating Income:
Regulated utility	91,918	154,359
Unregulated generation	122,827	79,725
Other unregulated	258	(2,254)
Interest Charges and Preferred Dividends:
Regulated utility	42,561	50,336
Unregulated generation	31,481	15,286
Other unregulated	(5)
Eliminations	(5,952)	(2,232)
Federal and State Income Taxes
Regulated utility	23,573	46,423
Unregulated generation	36,757	24,177
Other unregulated	(914)	(1,178)
Consolidated Income Before Cumulative Effect of
Accounting Change:
Regulated utility	45,119	60,670
Unregulated generation	57,201	43,831
Other unregulated	(683)	(1,677)
Cumulative Effect of Accounting Change, Net:
Unregulated generation		(31,147)
Capital Expenditures:
Regulated utility	41,257	45,891
Unregulated generation	26,450	31,397
Other unregulated	2,391	9,323

	March 31	December 31
	2002	2001
Identifiable Assets:
Regulated utility	$ 8,939,270	$ 8,738,117
Unregulated generation	6,283,339	6,071,073
Other unregulated	273,437	279,740
Eliminations	(4,005,002)	(3,921,378)

Allegheny Energy, Inc.

8. Capitalization

Common Stock

Common stock dividends per share declared during the periods for which income statements are included are as follows:

	2002		2001
	Number of Shares*	Amount per Share	Number of Shares*	Amount per Share

First Quarter	125,204,836	$.43	110,436,317	$.43

* Number of shares outstanding on the date of record.

Long-term Debt

In the first quarter of 2002, West Penn Funding, LLC, repaid $17.5 million of transition bonds, Allegheny Energy Supply made repayments of $24.1 million on unsecured notes, and Allegheny Energy Supply and Monongahela Power redeemed $5.3 million of pollution control bonds per their original terms.

9. Other Income and Expenses

In February 2002, the Company completed the sale of 12,000 acres of land in the Canaan Valley of West Virginia to the United States Fish & Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. As a result, West Penn recorded a gain of approximately $12.5 million before tax ($10.4 million after taxes) and Monongahela Power recorded a gain of approximately $1.8 million before tax ($1.5 million after taxes). The pre-tax effect of this transaction is recorded in other income and expenses on the consolidated statement of operations.

10. Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Allegheny Energy, Inc.

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 31, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. In January 2002, the EPA announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $244.7 million of capital costs during the 2002 through 2003 period to comply with these regulations.

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

Allegheny Energy, Inc.

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the Clean Air Act Amendments of 1990 (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

On March 4, 1994, Monongahela Power, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $1.3 million, which has been accrued as a liability at March 31, 2002.

Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $4.7 million as of March 31, 2002, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

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

Allegheny Energy, Inc.

Pursuant to Allegheny Energy Supply's acquisition of Merrill Lynch Capital Services, Inc.'s (Merrill Lynch) energy marketing and trading business in March 2001, Merrill Lynch performs intermediation services for certain transactions between Allegheny Energy Supply and counterparties, including certain contracts with the Nevada Power Company (NPC). By order dated April 11, 2002, the FERC set for hearing a complaint filed by NPC against Allegheny Energy Supply seeking to modify the prices in three power sales contracts entered into between NPC and Merrill Lynch for power sales occurring during 2002. The order further directed the parties to attempt to settle the dispute through mediation. On May 13, 2002, Allegheny Energy Supply filed a request for rehearing of the April 11 order, asking the FERC to reconsider Allegheny Energy Supply's earlier request, which the FERC failed to address, to dismiss the complaint against Allegheny Energy Supply on the grounds that Allegheny Energy Supply was not a party to the contracts in question. Allegheny Energy Supply also asked the FERC to dismiss the complaint on the merits. Allegheny Energy Supply has entered into mediation/settlement discussions with NPC. As of March 31, 2002, the estimated fair value of Allegheny Energy Supply's contracts intermediated by Merrill Lynch with NPC was approximately $17.3 million.

While the Company believes that NPC's complaint against it is without merit, the Company cannot predict the outcome of the FERC proceeding.

Following certain decisions by the Nevada Public Utilities Commission in March 2002, including a decision to allow NPC to recover only a portion of its deferred energy costs, the credit ratings of NPC were reduced below investment grade by major credit rating agencies. On April 1, 2002, Merrill Lynch made a margin call on NPC as a result of the downgrade of its credit ratings. NPC did not respond to the margin call. As of the date of this report, NPC continues to meet its obligations for current energy deliveries under its contracts intermediated through Merrill Lynch.

On February 25, 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC regarding various contracts to which the California Department of Water Resources (CDWR) is a counterparty, including two contracts with Allegheny Energy Supply to sell power to the CDWR. The California PUC complaint requested that each of the contracts challenged in the complaint be abrogated, as containing both unreasonable pricing and unjust and unreasonable non-price terms and conditions, or, in the alternative, that the challenged contracts be reformed to provide for just and reasonable pricing, reduce their duration, and strike from the contracts the specific non-price contract terms and conditions found to be unjust and unreasonable. The CAEOB's complaint requested that the contracts be voidable at the state of California's option, abrogated, or reformed. On March 18, 2002, Allegheny Energy Supply filed its response to the California PUC and CAEOB complaints in which it requested that the complaints be expeditiously denied. On April 25, 2002, the FERC issued an order setting the complaints for hearing, but requiring the parties to attempt to settle their dispute through mediation. A settlement conference has been scheduled for May 16, 2002. While the Company believes the complaints are without merit, it cannot predict the outcome of this litigation.

Allegheny Energy, Inc.

On March 19, 2002, the Attorney General of the State of California filed a complaint with the FERC alleging that various named and unnamed sellers of electric energy in California violated the Federal Power Act by failing to properly file with the FERC the terms of their short-term power sales to the California Independent System Operator, the California Power Exchange and the CDWR. The complaint asks the FERC, among other things, to require the sellers under these transactions to pay refunds with interest for their short-term power sales during 2000 and 2001. The complaint does not specifically name Allegheny Energy Supply, although Allegheny Energy Supply did make short-term power sales in California during 2001. At this time, it is not possible to determine what effect, if any, this action may have on the Company.

On April 23, 2002, a class action complaint was filed in the Superior Court of California seeking relief and an unspecified amount of restitution from various defendants, including Allegheny Energy Supply, under the California Unfair Business Practices Act related to the alleged manipulation of energy markets in California by power suppliers and to its contract with the Department of Water Resources. While the Company believes that the charges are without merit, it cannot predict the outcome of the litigation at this time.

On May 13, 2002, it was reported in the press that two additional complaints were filed in the Superior Court of California alleging that power suppliers, including Allegheny Energy Supply, took advantage of a manipulated market to overcharge for contracted electricity. As of the date of this report, the Company has not been served any documents related to the two additional complaints. At this time, it is not possible to predict the outcome of these proceedings.

On May 8, 2002 the FERC staff, pursuant to a fact-finding investigation of potential manipulation of electric and natural gas prices in the western markets, requested that all sellers of wholesale electricity and/or ancillary services to the California ISO and/or the California Power Exchange during 2000 and 2001 provide certain data and other information relating to such sales and to "representative trading strategies." The data request was issued to over 140 companies, including Allegheny Energy Supply. Allegheny Energy Supply did not engage in any such sales, and prepared a response to the FERC to such effect, further asking that the FERC remove it as a named party to the data request.

On December 2, 2001, various Enron Corporation entities, including, but not limited to, Enron North America Corporation and Enron Power Marketing, Inc., collectively Enron, filed voluntary petitions for Chapter 11 reorganization with the United States Bankruptcy Court for the Southern District of New York.

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

Energy Trading Business Acquisition

The purchase agreement for the energy marketing and trading business of Merrill Lynch, provides that the Company shall use its best efforts to contribute to Allegheny Energy Supply the generating capacity from Monongahela Power's West Virginia jurisdictional generating assets by September 16, 2002. If, after using its best efforts to comply with this provision of the purchase agreement, the Company is prohibited by law from contributing to Allegheny Energy Supply substantially all of the economic benefits associated with such assets, then Merrill Lynch shall have the right to require the Company to repurchase all, but not less than all, of Merrill Lynch's equity interest in Allegheny Energy Supply for $115 million plus interest calculated from March 16, 2001.

The purchase agreement also provides that, if the Company has not completed an initial public offering involving Allegheny Energy Supply within two years of March 16, 2001, Merrill Lynch has the right to sell its equity interest in Allegheny Energy Supply to the Company for $115 million plus interest from March 16, 2001.

Allegheny Energy, Inc.

Letters of Credit

Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms and conditions, and amounted to $191.3 million of the $432.2 million available as of March 31, 2002.

Credit Facilities

As of March 31, 2002, the Company and Allegheny Energy Supply had 364-day credit facilities totaling $1.3 billion, which required them to maintain an investment grade credit rating. The failure of the borrower, or, in the case of one of the Company's credit facilities for $50 million, the borrower and Allegheny Energy Supply, to maintain an investment grade credit rating would have constituted an event of default as defined in the credit agreements. In the second quarter of 2002, the Company and Allegheny Energy Supply replaced these credit facilities.

Guarantees

The Company has guaranteed certain indebtedness and operating obligations of subsidiaries and unconsolidated entities. As of March 31, 2002, exposure under guarantees not related to obligations recorded on the Company's consolidated balance sheet was approximately $20 million for Allegheny Energy, Inc., an additional $15 million for Allegheny Energy Supply, and an additional $1 million for Allegheny Ventures.

South Mississippi Electric Power Association (SMEPA) Agreement

In December 2001, Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions), a subsidiary of Allegheny Ventures, completed an agreement to provide seven natural gas-fired turbine generators for the SMEPA. The seven units will have a combined output of approximately 450 megawatts. The units will be owned by SMEPA. Construction began in March 2002, with installation to be completed in May 2003 through May 2006. Allegheny Energy Solutions will provide design, construction, and installation services for the units. The agreement allows for liquidated damages, for a maximum amount of $10 million, in the event Allegheny Energy Solutions fails to meet either specified delivery dates or the generators fail to meet specified performance requirements.

11. Subsequent Event

In April 2002, Allegheny Energy Supply issued $650.0 million of 8.25 percent notes due April 15, 2012. Allegheny Energy Supply used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, including a bridge loan in the amount of $550.0 million that was entered into in connection with the acquisition of three generating facilities in the Midwest in May 2001, and for general corporate purposes.

In April 2002, West Penn issued $80.0 million of 6.625 percent notes due April 15, 2012. West Penn will use the net proceeds from the sale of the notes to redeem $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

Allegheny Energy, Inc.

On May 3, 2002, Allegheny Energy Supply announced that it had closed on a new revolving credit facility totaling $965.0 million, consisting of a 364-day tranche and a three-year tranche. The revolving credit facility will be available for the issuance of letters of credit, to support Allegheny Energy Supply's commercial paper program, and for general corporate borrowing purposes.

ALLEGHENY ENERGY, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002 WITH

FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Allegheny Energy, Inc.'s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

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

SIGNIFICANT EVENTS IN THE FIRST QUARTER OF 2002

UNREGULATED GENERATION OPERATIONS

Approvals Received for Generating Facility

In April 2002, Allegheny Energy Supply Company, LLC, (Allegheny Energy Supply) announced that it had received the approvals necessary to begin construction of a 630-megawatt (MW) natural gas, combined-cycle generating facility in St. Joseph County, Indiana. The generating facility is expected to be completed by mid-2004.

Allegheny Energy, Inc.

REGULATED UTILITY OPERATIONS

Regional Transmission Organization (RTO)

On April 1, 2002, the Company's regulated subsidiaries, doing business as Allegheny Power, and the Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating seams issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market. The PJM West arrangement is open to accommodate additional energy delivery participants.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for the Company and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. The ratification process is expected to take place by the end of the second quarter of 2002.

OTHER EVENTS

Accounting Standards

On January 1, 2002, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

Allegheny Energy, Inc.

SFAS No. 142 transitional provisions require that the Company identify any transitional goodwill impairment by June 30, 2002 (step one of the impairment test), and that any impairment loss be measured as soon as possible thereafter, but no later than December 31, 2002 (step two of the impairment test). The Company is in the process of performing step one of the impairment test, which will be completed during the second quarter of 2002. Preliminary results for step one of the impairment test indicate that there may be impairment of goodwill related to the acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000 and West Virginia Power Company (West Virginia Power) in 1999. As of March 31, 2002, the recorded amounts of goodwill were $170.0 million related to Mountaineer Gas and $25.0 million related to West Virginia Power. These goodwill amounts are included in the regulated utility operations segment. SFAS No. 142 transitional provisions have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

See Note 5 to the consolidated financial statements for additional information regarding SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 does not have a material effect on the Company.

Allegheny Energy, Inc.

REVIEW OF OPERATIONS

EARNINGS SUMMARY

	Consolidated Net Income
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$ 45.1	$60.7
Unregulated generation	57.2	43.8
Other unregulated	(.7)	(1.7)
Consolidated income before cumulative effect of accounting change
	101.6	102.8
Cumulative effect of accounting change, net		(31.1)
Consolidated net income	$101.6	$ 71.7

	Basic and Diluted
	Earnings Per Share
	Three Months Ended
	March 31
	2002	2001
Regulated utility	$ .36	$ .55
Unregulated generation	.46	.40
Other unregulated	(.01)	(.02)
Consolidated income before cumulative effect of accounting change
	.81	.93
Cumulative effect of accounting change, net		(.28)
Consolidated net income	$ .81	$ .65

The decrease in regulated utility operations earnings for the first quarter of 2002 was primarily due to milder winter weather versus the first quarter of 2001 and an increase in the price per megawatt-hour (MWh) paid to unregulated generation operations for purchased energy.

The increase in unregulated generation operations earnings for the first quarter of 2002 was primarily due to increased net revenues reflecting acquisitions of generating assets and an energy trading business.

The decrease in earnings per share reflects the effects of an increased number of shares outstanding and the decreased earnings from regulated utility operations.

Allegheny Energy, Inc.

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

OPERATING REVENUES

Total operating revenues for the first quarter of 2002 and 2001 were as follows:

	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)
Operating revenues:
Regulated utility:
Electric	$ 636.1	$ 643.8
Natural gas	92.5	109.3
Choice	.9	3.1
Bulk Power	28.6	43.2
Transmission and other energy services	15.8	18.2
Total regulated utility revenues	773.9	817.6
Unregulated generation:
Retail and other	326.9	72.1
Bulk power	1,357.6	1,146.7
Total unregulated generation revenues	1,684.5	1,218.8
Other unregulated	151.3	7.6
Eliminations	(341.5)	(350.6)
Total operating revenues	$2,268.2	$1,693.4

The decrease in regulated utility operations electric and natural gas revenues in the first quarter of 2002 was primarily due to milder winter weather versus the first quarter of 2001.

Natural gas sales and services and electric revenues from West Virginia Power and Mountaineer Gas are included in regulated revenues for the first quarter of 2002 and 2001. Because a significant portion of the natural gas sold by Monongahela Power's natural gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Purchased Gas Adjustment (PGA) mechanism continues to exist for West Virginia Power and came into effect for Mountaineer Gas following a three-year moratorium, which ended on October 31, 2001. Under the PGA mechanism, differences between revenues received for energy costs and actual energy costs are deferred until the next rate proceeding, when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

Allegheny Energy, Inc.

Choice revenues represent transmission and distribution (T&D) revenues from customers in West Penn Power Company's (West Penn) Pennsylvania, The Potomac Edison Company's (Potomac Edison) Maryland and Virginia, and Monongahela Power Company's (Monongahela Power) Ohio distribution territories that chose other suppliers to provide their energy needs. Pennsylvania, Maryland, Virginia, and Ohio deregulation gave West Penn's, Potomac Edison's, and Monongahela Power's regulated customers the ability to choose another energy supplier. For the first quarter of 2002 and 2001, all of West Penn's regulated customers, Potomac Edison's Maryland regulated customers, and Monongahela Power's Ohio regulated customers had the ability to choose. Potomac Edison's Virginia regulated customers had the ability to choose alternate suppliers beginning on January 1, 2002. At March 31, 2002, approximately .1 percent of the combined West Penn regulated customers, Potomac Edison Maryland and Virginia regulated customers, and Monongahela Power Ohio regulated customers chose alternate energy suppliers. The decrease in choice revenues for the first quarter of 2002 was primarily due to West Penn's regulated customers who previously chose an alternate energy supplier and then returned to full electric service from West Penn at regulated rates.

Regulated utility operations bulk power reflects sales between the Company's regulated utility subsidiaries, Monongahela Power, Potomac Edison, and West Penn, and the Company's unregulated generation subsidiary, Allegheny Energy Supply. In early 2000, dispatch arrangements were put in place between regulated utility operations and unregulated generation operations. With these arrangements, regulated utility operations sells the amount of bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from Allegheny Energy Supply when regulated load at times exceeds regulated utility operations bulk power. Such a relationship allows all of the Company's generation to be dispatched in a more efficient manner. The decrease in regulated utility operations bulk power for the first quarter of 2002 reflects a reduction in the amount of regulated utility operations bulk power that exceeded its regulated load as a result of the transfer of generating assets from regulated utility operations to unregulated generation operations.

Regulated utility operations bulk power also included $9.5 million and $8.2 million in the first quarter of 2002 and 2001, respectively, due to the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. This sale of output was part of a Maryland Public Service Commission (Maryland PSC) settlement agreement with Potomac Edison which allows full recovery from Maryland customers of the purchased power costs incurred by Potomac Edison related to the AES Warrior Run facility in excess of the value of the power sold in the open market.

Allegheny Energy, Inc.

The increase in total unregulated generation operations revenues for the first quarter of 2002 was primarily due to the results of energy trading activities. Allegheny Energy Supply significantly increased the volume and scope of its energy marketing and trading activities as a result of its acquisition of an energy trading business from Merrill Lynch Capital Services, Inc. (Merrill Lynch) on March 16, 2001. The Company now trades electricity, natural gas, oil, coal, and other energy-related commodities. The Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in unregulated generation revenues. The realized revenues from energy trading activities, with the exception of certain financial instruments, including swaps and certain options, are recorded on a gross basis as individual discrete transactions as either revenues or expenses because the contracts require physical delivery of the underlying asset. Fair values for exchange-traded instruments, principally futures and certain options, are based on actively quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options, and swaps, management makes estimates using available market data and pricing models. The Company has certain contracts that are unique, which extend to 2010 and beyond, and are valued using proprietary pricing models. Inputs to the models include estimated forward natural gas and electricity prices, interest rates, estimates of market volatility for natural gas and electricity prices, the correlation of natural gas and electricity prices, and other factors such as generating unit availability and location, as appropriate. These inputs require management judgments and assumptions. The Company's models also adjust the fair value of commodity contracts to reflect uncertainty in prices, operational risks related to generating facilities, and risks related to the performance of counterparties. These inputs become more challenging, and the models become less precise the further into the future these estimates are made. Actual effects on the Company's financial position and results of operations may vary significantly from expected results, if the judgments and assumptions underlying those models' inputs prove to be wrong or the models prove to be unreliable.

The fair value of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities as stated above, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts - an Interpretation of APB Opinion No. 10 and FASB Statement No. 105." At March 31, 2002, the fair value of energy trading commodity contract assets and liabilities was $2,016.5 million and $1,174.7 million, respectively. At December 31, 2001, the fair value of energy trading commodity contract assets and liabilities was $1,755.4 million and $995.0 million, respectively.

Allegheny Energy, Inc.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding the Company's generating assets and provider of last resort obligations, as of March 31, 2002, based on the underlying market price source and the contract delivery periods:
	Fair value of contracts at March 31, 2002
Classification of contracts by source of fair value	Delivery by March 31, 2003	Delivery from April 1, 2003, to March 31, 2005	Delivery from April 1, 2005, to March 31, 2007	Delivery from April 1, 2007, and beyond	Total fair value
	(Millions of Dollars)
Prices actively quoted	$(243.6)	$(19.2)	$ 2.0	$ 8.6	$ (252.2)
Prices provided by other external sources			(2.3)	4.0	1.7
Prices based on models	23.8	173.5	326.5	568.5	1,092.3
Total	$(219.8)	$154.3	$326.2	$581.1	$ 841.8

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

Allegheny Energy, Inc.

For deliveries from April 1, 2002, to March 31, 2003, the fair value of the Company's commodity contracts was a net liability of $219.8 million, primarily related to commodity contracts used to hedge the California Department of Water Resources (CDWR) agreement. As discussed below, the Company expects to incur realized losses related to the contract with the CDWR and related hedges through 2002.

Net unrealized gains of $81.4 million and $38.1 million in the first quarter of 2002 and 2001, respectively, were recorded to the consolidated statement of operations in unregulated generation revenues to reflect the change in the estimated fair value of the energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of the Company's commodity contracts from December 31, 2001, to March 31, 2002:
(Millions of Dollars)	Amount
Net fair value of commodity contract assets and liabilities as of December 31, 2001	$760.4
Fair value of structured transactions when entered into during 2002	12.2
Changes in fair value attributable to changes in valuation techniques and assumptions	35.8
Other unrealized gains on commodity contracts, net	33.4
Net fair value of commodity contract assets and liabilities as of March 31, 2002	$841.8

As shown in the table above, the net fair value of the Company's commodity contracts increased by $81.4 million as a result of unrealized gains recorded during the first quarter of 2002, of which $117.7 million related to the Company's contracts in the Western Systems Coordinating Council (WSCC), including the fixed-price contract with the CDWR, the contract to call up to 1,000 MW of generating capacity in southern California, and the contract for 222 MW of generating capacity from a plant being constructed in Las Vegas, Nevada (LV Cogen). This increase in the fair value of the WSCC portfolio was the net result of rising prices, which increased the value of the contract to call up to 1,000 MW of generating capacity in southern California, plus certain changes in the valuation of the contracts with the CDWR, as discussed below.

On February 21, 2002, the California Public Utilities Commission (California PUC) approved a rate agreement with the CDWR in order for the CDWR to issue bonds to repay the state of California's general fund and other outstanding loans and pay its ongoing long-term purchased power costs. The agreement creates two streams of revenue for the CDWR by calling for the California PUC to impose bond charges and power charges on retail electric customers sufficient to pay the CDWR's debt service and operating expenses, including payment of its long-term power purchase agreements with the Company. To date, all payments to the Company by the CDWR for purchased power have been made on time and in full.

Allegheny Energy, Inc.

The California PUC rate agreement is a positive development relative to the prior assumptions used in assessing the long-term creditworthiness of the CDWR and the estimation of the fair value of the Company's contracts with the CDWR. As a result, the valuation adjustments used in estimating the fair value of these contracts have been reduced. The effect of this change resulted in a $35.8 million increase in the estimated fair value of the CDWR contracts before consideration of the other valuation factors.

During the first quarter of 2002, the Company's energy trading activities resulted in $13.3 million of net realized gains. These gains were primarily related to the sale of generation in excess of the power provided to the Company's regulated utility subsidiaries to meet their provider of last resort load and realized gains resulting from natural gas trading activities. These realized gains were partially offset by realized losses from the Company's contract with the CDWR and the related hedges. Due to the existing hedges of the CDWR contract, the Company is currently paying for power at prices above the fixed-price contract to sell power to the CDWR. The Company expects to continue to incur realized losses related to the CDWR contract due to the hedges through 2002, but at a reduced level as the hedges mature. Starting with 2003, the Company expects to realize gains related to the CDWR contract for the remainder of the term of the contract.

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

The increase in total unregulated generation operations revenues for the first quarter of 2002 also reflects increased transactions by Allegheny Energy Supply in the unregulated marketplace to sell electricity to wholesale customers and is due to having increased generation available for sale. On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired generating facilities with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee (Midwest). In December 2001, Allegheny Energy Supply also completed the construction of and placed into service two 44-MW simple-cycle natural gas combustion turbines. As a result, the unregulated generation operations segment had more generation available for sale into the deregulated marketplace in the first quarter of 2002.

Allegheny Energy, Inc.

Other unregulated revenues increased by $143.7 million for the first quarter of 2002, primarily due to revenues of $27.2 million for Allegheny Energy Solutions, Inc.'s (Allegheny Energy Solutions) agreement to provide seven natural gas-fired turbine generators to the South Mississippi Electric Power Association (SMEPA) and revenues of $121.3 million from Alliance Energy Services Partnership (Alliance Energy Services), which was acquired by Allegheny Ventures, Inc. (Allegheny Ventures) on November 1, 2001.

The elimination between regulated utility operations, unregulated generation operations, and other unregulated operations revenues is necessary to remove the effect of affiliated revenues, primarily sales of bulk power.

COST OF REVENUES

Fuel consumed for electric generation for the first quarter 2002 and 2001 was as follows:
Fuel Consumed for Electric Generation
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$ 30.5	$ 32.9
Unregulated generation	113.6	107.8
Total fuel expenses	$144.1	$140.7

Total fuel expenses increased by $3.4 million for the first quarter of 2002 primarily due to increased average fuel prices partially offset by decreased kilowatt-hours (kWh's) generated. The increase in average fuel prices increased fuel expense by approximately 4.3% and the decrease in kWh's generated decreased fuel expense by approximately 1.4%.

Allegheny Energy, Inc.

Purchased energy and transmission represents electricity, natural gas, and transmission purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and consists of the following items:
Purchased Energy and Transmission
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility:
From PURPA generation*	$ 49.2	$ 49.8
Other purchased energy	310.1	304.7
Total purchased energy for
regulated utility	359.3	354.5
Energy exchanges, net and transmission	6.2	6.1
Unregulated generation purchased
energy and transmission	1,323.1	924.4
Eliminations	(341.5)	(353.1)
Total purchased energy and transmission	$1,347.1	$931.9

*PURPA cost (cents per kWh)	5.4	5.7

Regulated utility operations other purchased energy primarily consists of West Penn's, Potomac Edison's, and Monongahela Power's purchase of energy from their unregulated generation affiliate, Allegheny Energy Supply. Pursuant to long-term power sales agreements that are approved by the FERC, Allegheny Energy Supply provides West Penn, Potomac Edison, and Monongahela Power with the amount of electricity, up to their provider of last resort retail load, that they may demand. These agreements have a fixed price as well as a market-based pricing component. The amount of electricity purchased under these agreements that is subject to the market-based pricing component escalates each year through the regulated utility subsidiaries' electric deregulation transition periods. The increase in regulated utility operations other purchased energy was primarily due to an increase in price resulting from the market-based pricing component of the agreements. This increase was partially offset by a reduction in the provider of last resort load served by Potomac Edison and Monongahela Power as a result of milder winter weather versus the first quarter of 2001.

The increase in unregulated generation purchased energy of $398.7 million for the first quarter of 2002 was primarily due to purchases made in support of various energy marketing and trading activities and physical energy supply commitments. Allegheny Energy Supply significantly increased the volume and scope of its energy marketing and trading activities as a result of its acquisition of an energy trading business from Merrill Lynch on March 16, 2001.

Allegheny Energy, Inc.

The elimination between regulated utility operations and unregulated generation operations purchased energy and transmission is necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural gas purchases for the first quarter of 2002 and 2001 were as follows:
Natural Gas Purchases
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$ 55.8	$67.3
Unregulated generation		6.0
Other unregulated	118.6
Total natural gas purchases	$174.4	$73.3

The decrease in regulated utility operations natural gas purchases of $11.5 million for the first quarter of 2002 was primarily due to decreased natural gas purchases by Monongahela Power, including Mountaineer Gas, due to milder winter weather versus the first quarter of 2001.

The increase in other unregulated operations natural gas purchases of $118.6 million in the first quarter of 2002 was due to purchases made by Alliance Energy Services, which was acquired by Allegheny Ventures on November 1, 2001.

Other cost of revenues for the first quarter of 2002 and 2001 were as follows:

Other
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Other unregulated	$26.1	$6.7
Total other	$26.1	$6.7

The increase in other unregulated operations other cost of revenues of $19.4 million for the first quarter of 2002 was primarily due to Allegheny Energy Solutions' agreement to provide seven natural gas-fired turbine generators to the SMEPA.

Allegheny Energy, Inc.

OTHER OPERATING EXPENSES

Operation expenses for the first quarter of 2002 and 2001 were as follows:
Operation Expense
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$126.2	$115.2
Unregulated generation	79.4	71.0
Other unregulated	5.3	2.9
Total operation expense	$210.9	$189.1

Operation expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The increase in operation expenses for regulated utility operations of $11.0 million for the first quarter of 2002 was primarily due to increases in the following: salaries and wages; pension expense, as a result of a change in the pension plan's discount rate; outside services, which reflect adjustments made in 2001; and uncollectible customer accounts receivable expense. The increase in operation expenses for unregulated generation operations of $8.4 million for the first quarter of 2002 was primarily due to higher salaries and wages and employee benefits from the acquisition of the energy trading business on March 16, 2001, and the acquisition of the Midwest generating assets on May 3, 2001. The increase in operation expenses for other unregulated operations of $2.4 million for the first quarter of 2002 was primarily due to the acquisition of Alliance Energy Services by Allegheny Ventures on November 1, 2001.

Depreciation and amortization expenses for the first quarter of 2002 and 2001 were as follows
Depreciation and Amortization Expense
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$46.3	$45.2
Unregulated generation	28.9	20.0
Other unregulated	.9	.2
Total depreciation and amortization expenses	$76.1	$65.4

Total depreciation and amortization expenses for the first quarter of 2002 increased by $10.7 million primarily due to depreciation expenses related to the generating facilities in the Midwest that were acquired on May 3, 2002.

Allegheny Energy, Inc.

Effective January 1, 2002, the Company adopted SFAS No. 142 and, accordingly, ceased the amortization of all goodwill. For the first quarter of 2001, the Company had goodwill amortization of $2.3 million, which primarily related to its acquisitions of Mountaineer Gas on August 18, 2000, and the energy trading business acquired on March 16, 2001.

Taxes other than income taxes for the first quarter of 2002 and 2001 were as follows:

Taxes Other than Income Taxes
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$46.7	$39.4
Unregulated generation	16.9	18.3
Other unregulated	.2	.1
Total taxes other than income taxes	$63.8	$57.8

Total taxes other than income taxes increased $6.0 million for the first quarter of 2002 due to higher gross receipts taxes from an increase in the Pennsylvania gross receipts tax rate that was partially offset by lower taxable revenues for Monongahela Power, Potomac Edison, and Allegheny Energy Supply, increased Federal Insurance Contribution Act taxes resulting from a higher tax base due to the energy trading business acquisition, and increased Pennsylvania Capital Stock taxes partially due to higher Pennsylvania revenues.

Other Income and Expenses

Other income and expenses increased $11.7 million for the first quarter of 2002 due to gains on the sale of land by Monongahela Power and West Penn and receipt of life insurance proceeds. See Note 9 to the consolidated financial statements for additional details regarding the sale of the land.

Allegheny Energy, Inc.

Interest on long-term debt and other interest for the first quarter of 2002 and 2001 were as follows:
Interest on Long-term Debt and Other Interest
	Three Months Ended
	March 31
	2002	2001
	(Millions of Dollars)

Regulated utility	$42.4	$49.7
Unregulated generation	34.7	16.1
Elimination	(6.0)	(2.2)
Total interest on long-term debt and other interest	$71.1	$63.6

The increase in total interest on long-term debt and other interest of $7.5 million in the first quarter of 2002 resulted from increased average long-term and short-term debt outstanding. The increase in average long-term debt outstanding was primarily the result of Allegheny Energy Supply borrowing $380 million at 8.13 percent under a credit agreement in November 2001 and issuing $400 million of unsecured 7.80 percent notes in March 2001. The increase in average short-term debt outstanding was primarily the result of Allegheny Energy Supply's $550 million bridge loan that was entered into in the second quarter of 2001. The bridge loan was refinanced with a long-term source of financing in April 2002.

The elimination between regulated utility operations and unregulated generation operations for 2002 and 2001 is to remove the effect of pollution control debt interest recorded by both Allegheny Energy Supply and Monongahela Power. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of Monongahela Power's Ohio and FERC jurisdictional generating assets. Monongahela Power continues to be a co-obligor with respect to this debt. In addition, the elimination is to remove the effect of interest expense on affiliated loans between regulated utility operations, unregulated generation operations, and other unregulated operations.

Federal and State Income Taxes

Federal and state income taxes decreased by $10.0 million for the first quarter of 2002 primarily due to decreased pre-tax earnings.

Allegheny Energy, Inc.

Minority Interest

Minority interest was $1.3 million for the first quarter of 2002, which represented Merrill Lynch's 1.967-percent equity membership interest in Allegheny Energy Supply. In March 2001, Allegheny Energy Supply acquired an energy trading business for $489.2 million plus the issuance of a 1.967-percent equity membership interest in Allegheny Energy Supply. By order dated May 30, 2001, the Securities and Exchange Commission (SEC) authorized the issuance of an equity membership interest in Allegheny Energy Supply to Merrill Lynch. Effective June 29, 2001, the transaction was completed.

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

Other Comprehensive Income

Other comprehensive income includes available-for-sale securities and cash flow hedges. Other comprehensive income includes an unrealized gain, net of tax, on available-for-sale securities of $1.1 million and $.2 million for the first quarter of 2002 and 2001, respectively. In addition, other comprehensive income includes an unrealized gain, net of reclassification to earnings, tax, and minority interest, on cash flow hedges of $19.7 million for the first quarter of 2002 and an unrealized loss of $.1 million for the first quarter of 2001. See Notes 3 and 4 to the consolidated financial statements for additional information regarding other comprehensive income.

Financial Condition and Requirements

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following information.

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

The Company's ability to meet its payment obligations under its indebtedness, fund capital expenditures, and maintain adequate direct and indirect credit support will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 24. The Company's future performance could affect its ability to maintain its investment grade credit rating.

As of March 31, 2002, the Company and Allegheny Energy Supply had 364-day credit facilities totaling $1.3 billion, which required them to maintain an investment grade credit rating. The failure of the borrower, or, in the case of one credit facility for $50 million, the borrower and Allegheny Energy Supply, to maintain an investment grade credit rating would have constituted an event of default as defined in the credit agreements.

In April 2002, the Company and Allegheny Energy Supply replaced those credit facilities with two new credit facilities, short-term debt, and long-term debt. The two new credit facilities totaling $965.0 million do not require the borrower, Allegheny Energy Supply, to maintain any given credit rating. Also in April 2002, Allegheny Energy Supply issued $650 million of 8.25 percent notes due April 15, 2012, and the Company issued short-term debt, in the form of commercial paper, for $50 million to replace the remaining credit facilities. As a result, the Company and Allegheny Energy Supply no longer have any credit facilities that require them to maintain an investment grade credit rating.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of the Company's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the ratings on West Penn's and Potomac Edison's senior unsecured debt were changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. Fitch's Rating Outlook is stable for the Company, Potomac Edison, and West Penn. Fitch is currently reviewing the credit ratings of Monongahela Power.

Allegheny Energy, Inc.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, Allegheny Generating Company (AGC), and the Company's three regulated subsidiaries - Monongahela Power, Potomac Edison, and West Penn. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.

Allegheny Energy Supply is required to provide collateral to certain energy trading counterparties. The amount of collateral required is affected by market price changes for electricity, natural gas, and other energy-related commodities and other factors. Such collateral might be in the form of letters of credit, cash deposits, or liquid securities. Any requirement to provide additional collateral in the future could have an adverse effect on the Company's liquidity. As of March 31, 2002, the Company had received $1.5 million of cash collateral from and provided $.3 million of cash collateral to counterparties involved in the Company's energy trading activities.

The Company and certain of its subsidiaries also have credit facilities, or lines of credit, which provide for direct borrowings, a backstop to commercial paper programs, and the issuance of letters of credit to support general corporate purposes and energy trading activities. These facilities also require the maintenance of a certain fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. As of March 31, 2002, $65 million of the $865 million lines of credit with banks were drawn. Of the $800 million remaining lines of credit, $407.3 million was supporting commercial paper and $392.7 million was unused.

As of March 31, 2002, the Company and certain of its subsidiaries had also executed letter of credit facilities to provide for additional capacity of $432.2 million. Allegheny Energy Supply regularly posts cash deposits or letters of credit with counterparties to collateralize a portion of its energy trading obligations. As of March 31, 2002, there was $191.3 million outstanding under the Company's letter of credit facilities.

In summary, the Company had approximately $358.4 million of trade credit support commitments outstanding as of March 31, 2002, for energy trading activities, which included $169.1 million of letters of credit, $1.2 million of net cash deposits held, and $190.5 million of parent guarantees. As of December 31, 2001, the Company had approximately $328.0 million of trade credit support commitments for energy trading activities, which included $207.7 million of outstanding letters of credit, $12.3 million of net cash deposits posted, and $108.0 million of parent guarantees.

Allegheny Energy, Inc.

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends, was $143.8 million and $58.3 million for the first quarters of 2002 and 2001, respectively.

Cash flows from operations in the first quarter of 2002 increased by $86.4 million from the first quarter of 2001. During the first quarter of 2002, the Company received cash of $85.9 million relating to estimated tax overpayments and net operating loss carrybacks generated in 2001. During the first quarter of 2001, the Company made payments for income taxes of $15.2 million. The Company's cash flows from operations also include the results of its energy trading activities. For the first quarter of 2002, the energy trading activities resulted in approximately $13.3 million of cash inflows. See "Operating Revenues" starting on page 28 for additional details regarding the cash outflows for the energy trading activities.

Cash flows used in investing in the first quarter of 2002 decreased by $605.3 million from the first quarter of 2001. The first quarter of 2001 included the payment of $495.6 million for the acquisition of the energy trading business and $78.2 million for the acquisition of an interest in the Conemaugh Generating Station. Construction expenditures during the first quarter of 2002 and 2001 were $69.7 million and $86.4 million, respectively.

Cash flows used in financing in the first quarter of 2002 increased by $637.9 million from the first quarter of 2001. This increase was due primarily to a $396.6 million decrease in net proceeds from the issuance of long-term debt and a $211.4 million decrease in short-term debt financing. In the first quarter of 2002, West Penn Funding, LLC repaid $17.5 million of transition bonds, Allegheny Energy Supply made repayments on unsecured notes of $24.1 million, and Allegheny Energy Supply and Monongahela Power redeemed $5.3 million of pollution control bonds per their original terms.

Financing

Long-term Debt The Company's long-term debt decreased by $46.7 million during the first quarter of 2002 to $3,506.8 million as of March 31, 2002. In the first quarter of 2002, West Penn Funding, LLC, repaid $17.5 million of transition bonds, Allegheny Energy Supply made repayments of $24.1 million on unsecured notes, and Allegheny Energy Supply and Monongahela Power redeemed $5.3 million of pollution control bonds per their original terms.

In April 2002, Allegheny Energy Supply issued $650.0 million of 8.25 percent notes due April 15, 2012. Allegheny Energy Supply used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, which included a bridge loan in the amount of $550.0 million that was entered into in connection with the acquisition of the Midwest Assets, and for general corporate purposes.

Allegheny Energy, Inc.

In April 2002, West Penn issued $80.0 million of 6.625 percent notes due April 15, 2012. West Penn will use the net proceeds from the notes to redeem $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

Short-term Debt Short-term debt increased by $13.5 million during the first quarter of 2002 to $1,252.3 million as of March 31, 2002, and consists of commercial paper borrowings of $637.3 million, notes payable of $65.0 million, and a $550 million bridge loan used to purchase the Midwest generating assets on May 3, 2001.

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $5.7 million for the nine months ended December 31, 2002, based on projected short-term borrowings.

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

Activities at the Federal Level

On April 25, 2002, the United States Senate adopted legislation (S.517) that included electricity-restructuring provisions such as the significant revision of Public Utility Holding Company Act of 1935 (PUHCA) and merger and market power regulatory review. This legislation awaits conference action with the House of Representatives. During 2001, the primary House of Representatives committee of jurisdiction, Energy and Commerce, approved President Bush's national energy security proposal. The House of Representatives plans to join President Bush's proposal with S.517 in conference. Among the issues that must be resolved is the repeal of Section 210 (Mandatory Power Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power.

Allegheny Energy, Inc.

Maryland Activities

On July 1, 2000, the Maryland Public Service Commission (Maryland PSC) issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and unregulated   affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to   compensate the utility for the use by an affiliate of the utility's   name and/or logo and for other intangible or unquantified benefits;   and

- requires asymmetric pricing for asset transfers between utilities and   their affiliates. Asymmetric pricing requires that transfers of   assets from the regulated utility to an affiliate be recorded at the   greater of book cost or market value, while transfers of assets from   the affiliate to the regulated utility be recorded at the lesser of   book cost or market value.

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

Potomac Edison and other Maryland natural gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. The Court of Appeals, Maryland's highest court, assumed jurisdiction over the appeal. After the filing of briefs, the Court of Appeals heard oral arguments on January 8, 2002. On April 8, 2002, the Court of Appeals issued a decision reversing the Maryland PSC's order on procedural grounds. Also on April 8, 2002, the Maryland General Assembly passed a bill that, if signed by the Governor, would nullify the Court of Appeal's decision. The Governor has not yet taken action on the bill.

The Maryland PSC also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison and has also docketed similar proceedings for Maryland's other natural gas and electric companies. Case No. 8868 is pending before a Maryland PSC Hearing Examiner. Since Case No. 8868 arises out of Maryland PSC's code of conduct order referred to above, action in Case No. 8868 appears to have slowed pending resolution of the actions by the Court of Appeals and the General Assembly.

Allegheny Energy, Inc.

The Maryland PSC has initiated a proceeding, Case No. 8907, to investigate Potomac Edison's proposed revisions to its line extension charges and policies for non-residential customers. The Maryland PSC delegated the proceeding to the Hearing Examiner Division. The Hearing Examiner held a prehearing conference on January 10, 2002, and established a procedural schedule. The parties are entering into settlement discussions. On February 28, 2002, Potomac Edison filed a motion to dismiss the non-residential line extension revisions without prejudice, citing an inability to reach a settlement with the Maryland PSC's staff. On April 15, 2002, the Maryland PSC issued an Order affirming the Hearing Examiner's dismissal of the filing without prejudice.

Environmental Issues

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation, and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 31, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. In January 2002, the EPA announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $244.7 million of capital costs during the 2002 through 2003 period to comply with these regulations.

Other Litigation

On April 23, 2002, a class action complaint was filed in the Superior Court of California seeking relief and an unspecified amount of restitution from various defendants, including Allegheny Energy Supply, under the California Unfair Business Practices Act related to the alleged manipulation of energy markets in California by power suppliers and to its contract with the Department of Water Resources. While the Company believes that the charges are without merit, it cannot predict the outcome of the litigation at this time.

Allegheny Energy, Inc.

On May 13, 2002, it was reported in the press that two additional complaints were filed in the Superior Court of California alleging that power suppliers, including Allegheny Energy Supply, took advantage of a manipulated market to overcharge for contracted electricity. As of the date of this report, the Company has not been served any documents related to the two additional complaints. At this time, it is not possible to predict the outcome of these proceedings.

On May 8, 2002 the FERC staff, pursuant to a fact-finding investigation of potential manipulation of electric and natural gas prices in the western markets, requested that all sellers of wholesale electricity and/or ancillary services to the California ISO and/or the California Power Exchange during 2000 and 2001 provide certain data and other information relating to such sales and to "representative trading strategies." The data request was issued to over 140 companies, including Allegheny Energy Supply. Allegheny Energy Supply did not engage in any such sales, and prepared a response to the FERC to such effect, further asking that the FERC remove it as a named party to the data request.

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position. See Note 10 for additional information regarding environmental matters and litigation, including asbestos litigation and FERC proceedings in California.

Allegheny Energy, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company has a Corporate Energy Risk Policy adopted by its Board of Directors and monitored by a Risk Management Committee chaired by its Chief Executive Officer and composed of senior management. An independent risk management group within the Company actively measures and monitors the risk exposures to ensure compliance with the policy and that it is periodically reviewed.

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

Credit Risk Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty's financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate netting of cash flows, associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. The Company's independent risk management group oversees credit risk. As of March 31, 2002, the Company has received $1.5 million of cash collateral from counterparties involved in the Company's energy trading activities.

The Company is engaged in various energy trading activities in which counterparties primarily include electric and natural gas utilities, independent power producers, oil and natural gas exploration and production companies, energy marketers, and commercial and industrial customers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration of customers in the electric and natural gas utility and oil and natural gas exploration and production industries. These concentrations in customers may affect the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. The following table provides the net fair value of commodity contract asset positions by counterparty credit quality for the Company at March 31, 2002:
Credit Quality*	Amount
(Millions of dollars)
Investment grade	$ 633.6
Non-investment grade	31.5
No external ratings:
Government agencies	1,229.6
Other	121.8
Total	$2,016.5
* Where a parent company provided a guarantee for a counterparty, the Company used the parent company's credit rating.

Allegheny Energy, Inc.

The net fair value of $1.2 billion, or 10.8 percent of the Company's total assets, for "No external ratings - Government agencies" mainly relates to Allegheny Energy Supply's power sales agreement with the CDWR, the department within the state government of California that is responsible for buying electricity for that state. As of March 31, 2002, the CDWR had not received a credit rating from an external, independent credit rating agency. On February 21, 2002, the California PUC approved a rate agreement with the CDWR in order for the CDWR to issue bonds to repay the state of California's general fund and other outstanding loans. The agreement would create two streams of revenue for the CDWR by establishing bond charges and power charges on electricity customers. Revenues from power charges will be used to pay the CDWR's operating expenses, including payment of its long-term power purchase agreements. Certain, as yet unspecified, operating expenses of the CDWR will be payable from the bond charge. The rate agreement would require the CDWR to use its best efforts to renegotiate its long-term power agreements and does not limit the ability of the California PUC or the CDWR to engage in litigation regarding those contracts. If the Company's agreement were renegotiated or if the CDWR failed for any reason to meet its obligations under this agreement, the value of the agreement as an asset might need to be reduced on the Company's consolidated balance sheet, with a corresponding reduction in net income. As of March 31, 2002, the CDWR has met all of its obligations under this agreement.

On February 25, 2002, the California PUC and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC regarding various contracts to which the CDWR is a counterparty, including two contracts with Allegheny Energy Supply to sell power to the CDWR. The California PUC complaint requested that each of the contracts challenged in the complaint be abrogated, as containing both unreasonable pricing and unjust and unreasonable non-price terms and conditions, or, in the alternative, that the challenged contracts be reformed to provide for just and reasonable pricing, reduce their duration, and strike from the contracts the specific non-price contract terms and conditions found to be unjust and unreasonable. The CAEOB's complaint requested that the contracts be voidable at the state of California's option, abrogated, or reformed. On March 18, 2002, Allegheny Energy Supply filed its response to the California PUC and CAEOB complaints in which it requested that the complaints be expeditiously denied. On April 25, 2002, the FERC issued an order setting the complaints for hearing, but requiring the parties to attempt to settle their dispute through mediation. A settlement conference has been scheduled for May 16, 2002. While the Company believes the complaints are without merit, it cannot predict the outcome of this litigation.

On December 2, 2001, various Enron Corporation entities, including, but not limited to, Enron North America Corporation and Enron Power Marketing, Inc., collectively Enron, filed voluntary petitions for Chapter 11 reorganization with the United States Bankruptcy Court for the Southern District of New York.

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

The Company uses various methods to measure its exposure to market risk, including a value at risk model (VaR). VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risks tolerance, determine risk targets, and monitor positions. The Company calculates VaR using a variance/covariance technique that models option positions, using a linear approximation of their value based upon the options' delta equivalents. Due to inherent limitations of VaR, including the use of approximations to value options, subjectivity in the choice of liquidation period, and reliance on historical data to calibrate the model, the VaR calculation may not accurately reflect the Company's market risk exposure. As a result, the actual changes in the Company's market risk sensitive instruments could differ from the calculated VaR, and such changes could have a material effect on its financial results. In addition to VaR, the Company routinely performs stress and scenario analyses to measure extreme losses due to exceptional events. The VaR and stress test results are reviewed to determine the maximum allowable reduction in the fair value of the energy trading portfolios.

Allegheny Energy, Inc.

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

The VaR amount represents the potential loss in fair value from the market risk sensitive positions described above over a one-day holding period with a 95-percent confidence level. As of March 31, 2002, the Company's VaR was $4.3 million, including its generating capacity and power sales agreements with its regulated utility subsidiaries. This VaR is lower than the Company's VaR at December 31, 2001, of $14.4 million. The change in VaR for the first quarter of 2002 is primarily due to a reduction in price volatility. The Company also calculated VaR using the full term of all trading positions, but excluded its generating capacity and the provider of last resort retail load obligations of its regulated utility subsidiaries. This calculation includes positions beyond three years for which there is a limited, observable, liquid market. As a result, this calculation is based upon management's best estimates and modeling assumptions, which could materially differ from actual results. As of March 31, 2002, this calculation yielded a VaR of $10.1 million.

ALLEGHENY ENERGY, INC.

Part II - Other Information to Form 10-Q
for Quarter Ended March 31, 2002

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)     Exhibit 12 Computation of ratio of earnings to fixed
        charges.

(b)     Form 8-K Reporting Date - February 1, 2002

          Items Reported: Financial Statements and Exhibits and
          Regulation FD Disclosure

            Item 7 - Ex. 99.1 Press release dated January 31, 2002

               Ex. 99.2 Allegheny Energy, Inc. selected
               financial information

            Item 9 - Allegheny Energy, Inc. reported 2001 earnings.

54

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC. /s/ T. J. Kloc . T. J. Kloc, Vice President and Controller (Chief Accounting Officer)

May 15 2002