Form 10-Q
period 2002-06-30
ALLEGHENY ENERGY INC
filed 2002-08-14
CIK 3673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

At August 14, 2002, 125,685,852 shares of the Common Stock ($1.25 par value) of the registrant were outstanding.

2

ALLEGHENY ENERGY, INC.

Form 10-Q for Quarter Ended June 30, 2002

Index	Page No.
PART I - FINANCIAL INFORMATION:
Item 1. - Financial Statements:
Consolidated Statement of Operations - Three and six months ended June 30, 2002 and 2001	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and 2001	4
Consolidated Balance Sheet - June 30, 2002 and December 31, 2001	5-6
Consolidated Statement of Comprehensive Income - Three and six months ended June 30, 2002 and 2001	7
Notes to Consolidated Financial Statements	8-27
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-61
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61-66
PART II - OTHER INFORMATION

Item 5. Other Information	67
Item 6. Exhibits and Reports on Form 8-K	67

3

ALLEGHENY ENERGY, INC.
Consolidated Statement of Operations
(Thousands of dollars)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001*	2002	2001*

Total operating revenues	$2,327,018	$2,940,374	$4,595,195	$4,633,750

Cost of revenues:
Fuel consumed for electric generation	126,665	135,308	270,782	276,046
Purchased energy and transmission	1,648,408	2,186,276	2,995,504	3,118,158
Natural gas purchases	129,044	18,232	303,445	91,529
Deferred power costs, net	1,472	(4,067)	12,160	(7,409)
Other	13,340	12,137	39,489	18,815
Cost of revenues	1,918,929	2,347,886	3,621,380	3,497,139
Net revenues	408,089	592,488	973,815	1,136,611

Other operating expenses:
Operation expense	252,824	213,433	463,677	402,556
Depreciation and amortization	76,296	75,864	152,358	141,251
Taxes other than income taxes	48,263	54,007	112,071	111,790
Total other operating expenses	377,383	343,304	728,106	655,597
Operating income	30,706	249,184	245,709	481,014

Other income and expenses	(6,568)	(52)	8,904	3,780

Interest charges and preferred dividends:
Interest on long-term debt and other interest	77,089	72,256	148,199	135,898
Allowance for borrowed funds used during
construction and interest capitalized	(1,670)	(2,356)	(5,955)	(3,868)
Dividends on preferred stock of subsidiaries	1,260	1,260	2,520	2,520
Total interest charges and preferred dividends	76,679	71,160	144,764	134,550
Consolidated income (loss) before income taxes,
minority interest, and cumulative effect of
accounting change	(52,541)	177,972	109,849	350,244

Federal and state income tax expense (benefit)	(19,176)	62,175	40,240	131,623

Minority interest	(1,077)		260

Consolidated income (loss) before cumulative
effect of accounting change	(32,288)	115,797	69,349	218,621
Cumulative effect of accounting change, net			(130,514)	(31,147)
Consolidated net income (loss)	$ (32,288)	$ 115,797	$ (61,165)	$ 187,474

Average common shares outstanding	125,436,520	119,842,121	125,343,220	115,165,202
Average diluted common shares outstanding	125,872,955	120,406,218	125,763,096	115,674,279

Basic earnings per average share:
Consolidated income (loss) before cumulative
effect of accounting change	$(.26)	$.97	$ .55	$1.90
Cumulative effect of accounting change, net			(1.04)	(.27)
Consolidated net income (loss)	$(.26)	$.97	$ (.49)	$1.63

Diluted earnings per average share:
Consolidated income (loss) before cumulative
effect of accounting change	$(.26)	$.96	$ .55	$1.89
Cumulative effect of accounting change, net			(1.04)	(.27)
Consolidated net income (loss)	$(.26)	$.96	$ (.49)	$1.62

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.
4
ALLEGHENY ENERGY, INC.
Consolidated Statement of Cash Flows
(Thousands of dollars)
	Unaudited
	Six Months Ended
	June 30
	2002	2001*
Cash flows from (used in) operations:
Consolidated net income (loss)	$ (61,165)	$ 187,474
Cumulative effect of accounting change, net	130,514	31,147
Consolidated income before cumulative effect of
accounting change	69,349	218,621
Depreciation and amortization	152,358	141,251
Gain on sale of land	(14,314)
Minority interest	260
Deferred investment credit and income taxes, net	53,702	76,282
Deferred power costs, net	12,160	(7,409)
Unrealized gains on commodity contracts, net	(111,713)	(180,470)
Allowance for other than borrowed funds used
during construction	(529)	(420)
Changes in certain assets and liabilities:
Accounts receivable, net	(227,804)	(51,640)
Deposits	16,370	(160,548)
Materials and supplies	(19,692)	(15,144)
Benefit plan investments	426	(1,300)
Taxes receivable	31,424	(33,080)
Accounts payable	181,817	4,721
Accrued payroll	(31,624)
Taxes accrued	26,088	(32,133)
Other, net	(597)	35,958
	137,681	(5,311)

Cash flows from (used in) investing:
Delivery and Services construction expenditures
(less allowance for other than borrowed funds used
during construction)	(74,685)	(97,387)
Generation and Marketing construction expenditures and
investments	(65,231)	(99,540)
Unregulated investments	(29,658)
Proceeds from sale of land	15,902
Acquisitions		(1,626,810)
	(153,672)	(1,823,737)

Cash flows from (used in) financing:
Issuance of long-term debt	728,533	407,094
Retirement of long-term debt	(237,561)	(31,736)
Short-term debt, net	(335,228)	897,567
Proceeds from issuance of common stock	2,178	661,681
Cash dividends paid on common stock	(97,634)	(95,975)
	60,288	1,838,631

Net change in cash and temporary cash investments	44,297	9,583
Cash and temporary cash investments at January 1	37,980	18,021
Cash and temporary cash investments at June 30	$ 82,277	$ 27,604

Supplemental cash flow information
Cash paid during the period for:
Interest (net of amount capitalized)	$ 134,873	$ 117,750
Income taxes		77,516
See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.
5

ALLEGHENY ENERGY, INC.
Consolidated Balance Sheet
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
ASSETS:	2002	2001*
Current assets:
Cash and temporary cash investments	$ 82,277	$ 37,980
Accounts receivable:
Billed:
Customer	543,276	350,349
Other	108,013	27,798
Unbilled	132,193	169,612
Allowance for uncollectible accounts	(40,715)	(32,796)
Materials and supplies - at average cost:
Operating and construction	105,051	104,965
Fuel	101,996	82,390
Commodity contracts	400,150	297,879
Taxes receivable	93,294	124,718
Other, including current portion of regulatory assets	127,708	150,015
	1,653,243	1,312,910
Property, plant, and equipment:
Generation and Marketing	6,116,168	6,048,914
Delivery and Services	4,729,203	4,611,263
Construction work in progress	371,217	426,706
	11,216,588	11,086,883
Accumulated depreciation	(4,369,789)	(4,233,868)
	6,846,799	6,853,015

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	397,984	603,615
Benefit plans' investments	101,652	102,078
Unregulated investments	87,929	66,422
Intangible assets	17,951	43,045
Other	4,102	4,135
	609,618	819,295
Deferred charges:
Commodity contracts	1,437,303	1,457,504
Regulatory assets	585,870	594,182
Other	154,322	130,646
	2,177,495	2,182,332

Total assets	$11,287,155	$11,167,552

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.
6 ALLEGHENY ENERGY, INC. Consolidated Balance Sheet (Continued) (Thousands of dollars)

	Unaudited June 30, 2002	December 31, 2001*

STOCKHOLDERS' EQUITY AND LIABILITIES:
Current liabilities:
Short-term debt	$ 903,500	$ 1,238,728
Long-term debt due within one year	390,662	353,054
Accounts payable	552,237	373,958
Taxes accrued:
Federal and state income	74,719	21,613
Other	72,375	99,393
Adverse power purchase commitments	24,839	24,839
Deferred income taxes	97,270	186,933
Commodity contracts	621,302	512,788
Other, including current portion of regulatory
liabilities	197,603	238,504
	2,934,507	3,049,810

Long-term debt and QUIDS	3,655,903	3,200,421

Deferred credits and other liabilities:
Commodity contracts	324,193	482,225
Unamortized investment credit	99,386	102,589
Deferred income taxes	1,051,247	972,910
Obligations under capital leases	36,047	35,309
Regulatory liabilities	107,621	108,055
Adverse power purchase commitments	241,936	253,499
Other	153,041	148,774
	2,013,471	2,103,361

Minority interest	36,795	29,991

Preferred stock	74,000	74,000

Stockholders' Equity:
Common stock	157,197	156,596
Other paid-in capital	1,433,221	1,421,117
Retained earnings	983,488	1,152,487
Other comprehensive income	(1,427)	(20,231)
	2,572,479	2,709,969
Contingencies (Note 11)

Total stockholders' equity and liabilities	$11,287,155	$11,167,552

See accompanying notes to consolidated financial statements. * Certain amounts have been reclassified for comparative purposes.

7 ALLEGHENY ENERGY, INC. Consolidated Statement of Comprehensive Income (Thousands of dollars)

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
	2002	2001	2002	2001
Consolidated net income (loss)	$(32,288)	$115,797	$(61,165)	$187,474
Other comprehensive income
(loss), net of taxes:
Unrealized gains (losses) on available-
for-sale securities	(99)	(601)	976	(436)
Unrealized gains (losses)
on cash flow hedges:
Cumulative effect of accounting
change - gain on cash flow hedges				1,478
Unrealized gains (losses) on
cash flow hedges for the period	(1,840)	(2,941)	17,828	(4,560)
Net unrealized gains (losses) on
cash flow hedges	(1,840)	(2,941)	17,828	(3,082)
Total other comprehensive income (loss)	(1,939)	(3,542)	18,804	(3,518)
Consolidated comprehensive income (loss)	$(34,227)	$112,255	$(42,361)	$183,956

ALLEGHENY ENERGY, INC.

Notes to Consolidated Financial Statements

June 30, 2002

(Unaudited)

1. Basis of Interim Presentation

The Notes to Consolidated Financial Statements of Allegheny Energy, Inc. (the Company) in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 7 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002; results of operations and comprehensive income for three and six months ended June 30, 2002 and 2001; and cash flows for the six months ended June 30, 2002 and 2001. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. Energy Trading Activities

Allegheny Energy Supply Company, LLC's (Allegheny Energy Supply) energy marketing and trading activities include the marketing and trading of electricity, natural gas, oil, coal, and other energy-related commodities using primarily over-the-counter contracts and exchange-traded contracts such as those traded on the New York Mercantile Exchange (NYMEX).

The Company records the contracts used in Allegheny Energy Supply's energy marketing and trading activities at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in total operating revenues. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options and swaps, management makes estimates using available market data and pricing models, which may change from time to time. Factors such as commodity price risk, operational risk, and credit risk of counterparties are evaluated in establishing the fair value of commodity contracts. The commodity contracts include certain financial instruments, such as interest rate swaps, which are used to mitigate the effect of interest rate changes on the fair value of commodity contracts.

Allegheny Energy, Inc.

The Company has contracts that are unique due to their long-term nature and are valued using proprietary pricing models. Inputs to the models include estimated forward natural gas and electricity prices, interest rates, and estimates of market volatility for natural gas and electricity prices. These inputs depend heavily on judgments and assumptions by management. These inputs become more difficult to predict and the models become less precise the further into the future these estimates are made. There may be an adverse effect on the Company's results of operations and financial position if the judgments and assumptions underlying those models' inputs prove to be wrong or inaccurate.

The fair values of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with the Financial Accounting Standards Board's (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts - an Interpretation of APB Opinion No. 10 and FASB Statement No. 105." At June 30, 2002, the fair value of the energy trading commodity contract assets and liabilities was $1,837.5 million and $945.5 million, respectively. At December 31, 2001, the fair value of the energy trading commodity contract assets and liabilities was $1,755.4 million and $995.0 million, respectively. Net unrealized gains of $111.7 million and $180.5 million, before income taxes, were recorded to the consolidated statement of operations in operating revenues to reflect the change in fair value of the energy trading contracts for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the fair value of the Company's commodity contracts with one counterparty was $1,284.0 million, or approximately 11.4 percent of the Company's total assets.

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

Allegheny Energy, Inc.

Alliance Energy Services' primary strategy is to minimize its market risk exposure with respect to its forecasted physical natural gas sales contracts to its customers by entering into offsetting financial and physical natural gas purchase and transportation contracts. The transactions executed under this strategy were accounted for as cash flow hedges under the FASB's Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of the offsetting contracts were recorded as assets and liabilities on the consolidated balance sheet, with changes in fair value for these contracts recorded in other comprehensive income. Unrealized losses of $.4 million and unrealized gains of $19.2 million, net of reclassifications to earnings, income taxes, and minority interest, were recorded in other comprehensive income for these contracts for the three and six months ended June 30, 2002, respectively. These hedges were highly effective during the three and six months ended June 30, 2002, with no ineffectiveness recorded to the consolidated statement of operations. Based on the contracts' fair values at June 30, 2002, and the settlement dates of these contracts, the Company expects to reclassify a loss of approximately $2.1 million, before income taxes and minority interest, of the amount in accumulated other comprehensive income to earnings in the remaining six months of 2002 and a gain of $.8 million in the first six months of 2003. As of June 30, 2002, Alliance Energy Services' cash flow hedge contracts were hedging forecasted transactions through December 2004 and had a net fair value of $(15.5) million. As of December 31, 2001, Alliance Energy Services' cash flow hedge contracts were hedging forecasted transactions through December 2004 and had a net fair value of $(66.2) million.

Additionally, as a service to its customers, Alliance Energy Services offers price risk intermediation services in order to mitigate the market risk associated with natural gas. Under this program, Alliance Energy Services will execute contracts with a third counterparty. These transactions do not qualify for hedge accounting under SFAS No. 133 and are accounted for on a mark-to-market basis. As of June 30, 2002, the fair values of the contracts reflected as an asset and as a liability were $9.8 million and $9.3 million, respectively. As of December 31, 2001, the fair values of the contracts reflected as an asset and as a liability was $31.5 million and $30.6 million, respectively.

On March 19, 2002, Allegheny Energy Supply entered into two treasury lock agreements to hedge its exposure to changing United States Treasury interest rates on the forecasted issuance of long-term, fixed-rate debt in April 2002. These treasury lock agreements were accounted for as cash flow hedges under SFAS No. 133. At June 30, 2002, the total fair value of these contracts of $(1.6) million, before income taxes ($(1.0) million, net of reclassifications and income taxes), was recorded as an unrealized loss in other comprehensive income. In April 2002, Allegheny Energy Supply began reclassifying to earnings the amounts in accumulated other comprehensive income for these treasury lock agreements over the life of the ten year debt. For the three and six months ended June 30, 2002, $.04 million, before income taxes ($.02 million, net of income taxes) was reclassified from accumulated other comprehensive income to earnings.

Allegheny Energy, Inc.

On August 1, 2000, the Company issued a $165.0 million 7.75 percent fixed-rate note and a $135.0 million 7.75 percent fixed-rate note. Each note matures on August 1, 2005, and requires semi-annual interest payments on August 1 and February 1. On April 24, 2002, the Company entered into an interest rate swap to convert the notes' fixed-rates to variable rates for the notes' remaining terms. Under the term of the swap, the Company receives interest at a fixed-rate of 7.75 percent and pays interest at a variable rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a fixed spread. The Company designated the swap as a fair-value hedge of the fixed-rate debt, with changes in the fair value that are due to changes in the general level of market interest rates being the specific risk that is hedged. At June 30, 2002, the fair value of the interest rate swap was an asset of $4.1 million included in other current assets and the increase in the fixed-rate notes was $4.1 million, resulting in no hedge ineffectiveness for the three months ended June 30, 2002.

During the three months ended June 30, 2002, the Company recorded a liability and an unrealized loss for derivative instruments of $6.1 million in other current liabilities for eleven wholesale electricity contracts. These contracts previously qualified for the normal purchases and normal sales exception under SFAS No. 133. However, due to changes resulting from the April 2002 integration with the Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM) these contracts did not qualify for the normal purchases and normal sales exception.

4. Other Comprehensive Income

The statement of other comprehensive income provides the components of comprehensive income for three and six months ended June 30, 2002 and 2001.

The Company holds stocks classified as available-for-sale marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and records unrealized holding gains and losses from the temporary changes in the fair value of available-for-sale securities in other comprehensive income. The fair value of the Company's available-for-sale securities was $.4 million and $.3 million at June 30, 2002, and December 31, 2001, respectively. The change in fair value for the three months ended June 30, 2002 of $(.2) million, before income taxes ($(.1) million, net of income taxes), was recorded as an unrealized loss in other comprehensive income. For the six months ended June 30, 2002, the change in value of $.1 million, before income taxes ($.1 million, net of income taxes), was recorded as an unrealized gain in other comprehensive income. During the three and six months ended June 30, 2002, the Company reclassified losses of $.02 million and $1.4 million, before income taxes ($.01 million and $.9 million, net of income taxes), respectively, from accumulated other comprehensive income to earnings relating to a permanent impairment.

Allegheny Energy, Inc.

For the three months ended June 30, 2002, other comprehensive income also includes net unrealized losses of $1.8 million, before minority interest and income taxes ($1.0 million, net of minority interest and income taxes) and reclassifications to earnings of net realized gains of $1.4 million, before minority interest and income taxes ($.8 million, net of minority interest and income taxes), for a total change in other comprehensive income of $3.2 million, before minority interest and income taxes ($1.8 million, net of minority interest and income taxes). For the six months ended June 30, 2002, other comprehensive income includes net unrealized gains of $16.4 million, before minority interest and income taxes ($10.0 million, net of minority interest and income taxes) and reclassifications to earnings of net realized losses of $13.0 million, before minority interest and income taxes ($7.8 million, net of minority interest and income taxes), for a total change in other comprehensive income of $29.4 million, before minority interest and income taxes ($17.8 million, net of minority interest and income taxes). See Note 3 for additional details relating to the Company's cash flow hedges.

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

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Subsequent to the transitional provisions of SFAS No. 142 (see below), goodwill and other intangible assets with indefinite lives will be tested at least annually for impairment, with impairment losses recognized in operating income. Absent any impairment indicators, the Company expects to perform its annual impairment tests during its fourth quarter, in connection with its annual budgeting process. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

As applied to the Company, SFAS No. 142 transitional provisions require the Company to test goodwill for impairment as of January 1, 2002, and recognize any transitional goodwill impairment loss as the effect of a change in accounting principle in the first quarter of 2002 irrespective of when the loss was measured and recorded in the Company's books. During the second quarter of 2002, the Company completed its transitional goodwill impairment test, using a discounted cash flow methodology to determine the fair value of its reporting units, and recorded an impairment loss of $210.1 million, before income taxes ($130.5 million, net of income taxes), all of which relates to the Delivery and Services operating segment. In accordance with SFAS No. 142, this impairment loss has been recognized in the first quarter of 2002 through restatement of the first quarter 2002 financial information in this Form 10-Q and subsequent Form 10-Q filings; no amendment or re-filing of the Company's first quarter 2002 Form 10-Q is required.

Allegheny Energy, Inc.

The transitional goodwill impairment loss consists of $170.0 million related to the Company's acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000, $25.0 million related to the Company's acquisition of West Virginia Power Company (West Virginia Power) in 1999, and $15.1 million of other regulated utility goodwill that had been carried on the Company's books for many years. The impairment amounts result from factors that are unique to these rate regulated entities and the ratemaking process, including the fact that none of the $210.1 million of goodwill was being recovered in rates or included in rate base.

SFAS No. 142 transitional provisions also have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

The carrying amount of, and changes in, goodwill attributable to each reportable operating segment are as follows:
	December 31, 2001	Acquisition	Impairment	June 30, 2002
	(Thousands of dollars)
Delivery and Services	$236,328	$ 4,479(a)	$(210,110)	$ 30,697
Generation and Marketing	367,287			367,287
Total	$603,615	$ 4,479	$(210,110)	$397,984

(a) Represents additional purchase price and purchase price reallocation related to the November 2001 acquisition of Fellon-McCord Associates, Inc. and Alliance Energy Services.

The components of other intangible assets were as follows:
	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Thousands of dollars)
Reported as Intangible Assets on the balance sheet:
Amortized, contract-based	$47,533	$31,002	$51,777	$10,152
Unamortized, contract-based	1,420		1,420
	48,953	31,002	53,197	10,152
Included in Property, Plant, and Equipment on the balance sheet:
Amortized, contract-based	6,606	3,387	6,606	3,248
Total	$55,559	$34,389	$59,803	$13,400

The $4.2 million decrease in the gross carrying amount of contract-based amortized intangible assets during the six months ended June 30, 2002, was due to a purchase price reallocation related to the November 2001 acquisition of Alliance Energy Services. Amortization expense for intangible assets for the three and six months ended June 30, 2002, was $6.3 million and $21.0 million, respectively. Amortization expense is estimated to be $9.3 million for the remainder of 2002, $7.3 million for 2003, $.5 million for 2004, and $.3 million annually for 2005 through 2007.

Allegheny Energy, Inc.

If the provisions of SFAS No. 142 had been applied for the three and six months ended June 30, 2001, consolidated income before cumulative effect of accounting change, consolidated net income, and basic and diluted earnings per average share would have been as follows:
(Thousands of dollars, except earnings per share)	Three months ended June 30, 2001	Six months ended June 30, 2001
Consolidated income before cumulative effect of accounting change:
As reported	$115,797	$218,621
Add: Goodwill amortization, net of income taxes	4,727	6,098
Adjusted consolidated income before cumulative effect of accounting change	$120,524	$224,719

Consolidated net income:
As reported	$115,797	$187,474
Add: Goodwill amortization, net of income taxes	4,727	6,098
Adjusted consolidated net income	$120,524	$193,572

Basic earnings per average share before cumulative effect of accounting change:
As reported	$ .97	$1.90
Add: Goodwill amortization, net of income taxes	.04	.05
Adjusted basic earnings per average share before cumulative effect of accounting change	$1.01	$1.95

Basic earnings per average share:
As reported	$ .97	$1.63
Add: Goodwill amortization, net of income taxes	.04	.05
Adjusted basic earnings per average share	$1.01	$1.68

Diluted earnings per average share before cumulative effect of accounting change:
As reported	$ .96	$1.89
Add: Goodwill amortization, net of income taxes	.04	.05
Adjusted diluted earnings per average share before cumulative effect of accounting change	$1.00	$1.94

Diluted earnings per average share:
As reported	$ .96	$1.62
Add: Goodwill amortization, net of income taxes	.04	.05
Adjusted diluted earnings per average share	$1.00	$1.67

6. Accounting for the Effects of Price Deregulation

Based on the Company's forecast of future energy revenues and other factors, the Company's reserve for adverse power purchase commitments decreased as follows for the three and six months ended June 30, 2002 and 2001:
	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001
	(Thousands of dollars)
Decrease in adverse power purchase commitments	$5,781	$6,210	$11,563	$12,420

Allegheny Energy, Inc.

The above decreases in the reserve for adverse power purchase commitments are recorded as expense reductions in "Purchased energy and transmission" on the consolidated statement of operations. A change in the estimated energy revenues or other factors could have a material effect on the amount of the liability for adverse power purchase commitments.

7. Business Segments

The Company manages and evaluates its operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing. Prior to the second quarter of 2002, the Company's reported segments were regulated utility operations, unregulated generation operations, and other unregulated operations. Business segments have been changed to reflect current internal management reporting. Prior period segment information has been restated for comparability.

The Delivery and Services segment operates regulated electric and natural gas transmission and distribution systems. It also invests in and develops fiber and data services and energy-related projects and provides energy consulting and management services and natural gas and other energy-related services. This segment includes the results of Allegheny Ventures, an unregulated subsidiary, which prior to the second quarter 2002 was reported as the other unregulated operations segment.

The Generation and Marketing segment develops, owns, operates, and manages regulated and unregulated electric generating capacity. It also markets and trades electricity, natural gas, oil, coal, and other energy-related commodities using primarily over-the-counter and exchange-traded contracts. This segment includes intersegment sales to provide energy to the Company's regulated subsidiaries, including sales to Monongahela Power Company (Monongahela Power) for its West Virginia regulatory jurisdiction that, prior to the second quarter 2002, were reported in the regulated utility operations segment.

The Company accounts for intersegment sales based on cost or regulatory commission approved tariffs or contracts.

Allegheny Energy, Inc.

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.
	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001
	(Thousands of dollars)
Operating Revenues:
Delivery and Services	$ 786,971	$ 664,290	$1,704,406	$1,466,819
Generation and Marketing	1,882,551	2,621,802	3,640,349	3,906,585
Eliminations:
Delivery and Services intersegment revenues	(19,048)	(17,165)	(44,916)	(34,640)
Generation and Marketing intersegment services	(323,456)	(328,553)	(704,644)	(705,014)
Total	$2,327,018	$2,940,374	$4,595,195	$4,633,750
Depreciation and Amortization:
Delivery and Services	$ 38,431	36,839	77,485	$ 74,232
Generation and Marketing	37,865	39,025	74,873	67,019
Total	$ 76,296	$ 75,864	$ 152,358	$ 141,251
Operating Income:
Delivery and Services	$ 91,725	96,332	178,490	$ 231,540
Generation and Marketing	(61,019)	152,852	67,219	249,474
Total	$ 30,706	$ 249,184	$ 245,709	$ 481,014
Interest Charges and
Preferred Dividends:
Delivery and Services	$ 32,555	$ 39,468	$ 65,597	$ 80,780
Generation and Marketing	46,453	37,122	84,430	60,744
Eliminations:
Delivery and Services intersegment interest	(92)		(258)
Generation and Marketing intersegment interest	(2,237)	(5,430)	(5,005)	(6,974)
Total	$ 76,679	$ 71,160	$ 144,764	$ 134,550
Federal and State Income Taxes
Delivery and Services	$ 21,492	$ 17,408	$ 46,583	$ 55,137
Generation and Marketing	(40,668)	44,767	(6,343)	76,486
Total	$ (19,176)	$ 62,175	$ 40,240	$ 131,623
Consolidated Income (Loss) Before
Cumulative Effect of
Accounting Change:
Delivery and Services	$ 32,302	$ 41,386	$ 77,628	$ 98,120
Generation and Marketing	(64,590)	74,411	(8,279)	120,501
Total	$ (32,288)	$ 115,797	$ 69,349	$ 218,621
Cumulative Effect of Accounting
Change, Net:
Delivery and Services			$ (130,514)
Generation and Marketing				$ (31,147)
Capital Expenditures:
Delivery and Services	$ 36,607	$ 46,739	$ 75,214	$ 97,807
Generation and Marketing	33,741	63,997	65,231	99,540

Allegheny Energy, Inc.

	June 30, 2002	December 31, 2001
Identifiable Assets:
Delivery and Services	$ 3,172,550	$ 4,596,012
Generation and Marketing	7,997,019	6,600,389
Other	3,758,471	3,802,219
Eliminations	(3,640,885)	(3,831,068)

8. Capitalization

Common stock

Common stock dividends per share declared during the periods for which income statements are included are as follows:

	2002		2001
	Number of Shares*	Amount per Share	Number of Shares*	Amount per Share

First Quarter	125,204,836	$.43	110,436,317	$.43
Second Quarter	125,429,785	$.43	124,696,317	$.43

* Number of shares outstanding on the date of record.

In February 2002, the Company entered into restricted stock agreements with certain of its employees. These agreements provide that if the Company, prior to February 10, 2003, no longer employs these employees, the Company will obtain all rights to the common stock. The Company originally provided 71,643 common shares under these agreements. As of June 30, 2002, 3,280 common shares had been forfeited under these agreements.

The Company and Allegheny Energy Supply are required to maintain specific debt to capitalization ratios that, if violated, would hinder the Company's and Allegheny Energy Supply's ability to issue dividends. As of June 30, 2002, the Company and Allegheny Energy Supply had not violated these ratios.

Mountaineer Gas, a wholly-owned subsidiary of Monongahela Power, is required to maintain net worth of at least $53 million to allow for declaration of dividends. At June 30, 2002, Mountaineer Gas' net worth exceeded $53 million.

Long-term debt

For the six months ended June 30, 2002, the Company made the following repayments and redemptions of long-term debt: West Penn Funding, LLC, repaid $35.8 million of transition bonds, Allegheny Energy Supply made repayments of $46.5 million on unsecured notes and redeemed $80.0 million of floating rate medium-term debt, West Penn Power Company (West Penn) redeemed $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS), and Allegheny Energy Supply and Monongahela Power redeemed $5.3 million of pollution control bonds per their original terms.

Allegheny Energy, Inc.

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

In April 2002, West Penn issued $80.0 million of 6.625 percent notes due April 15, 2012. In May 2002, West Penn used the net proceeds from the sale of the notes to redeem $70 million principal amount of 8.0 percent QUIDS due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

9. Other Income and Expenses

The following table summarizes the Company's other income and expenses for the three and six months ended June 30, 2002 and 2001:
	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001
	(Thousands of Dollars)

Unregulated investments impairment	$(9,237)		$(9,237)
Gain on Canaan Valley land sale			14,314
Gain on sale of equipment	1,247		1,247	$3,500
Maryland Coal Brokering	(2,373)	$(438)	(3,986)	(438)
Life insurance proceeds			2,882
Other	3,795	386	3,684	718
Total	$(6,568)	$ (52)	$ 8,904	$3,780

In February 2002, the Company completed the sale of 12,000 acres of land in the Canaan Valley of West Virginia to the United States Fish and Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. As a result, West Penn recorded a gain of approximately $12.5 million before income taxes ($10.4 million after income taxes) and Monongahela Power recorded a gain of approximately $1.8 million before income taxes ($1.5 million after income taxes). The pre-tax effect of this transaction is recorded in other income and expenses on the consolidated statement of operations.

In June 2002, the Company recorded a charge of $9.2 million, before income taxes ($5.5 million, net of income taxes) for unregulated investments determined to be impaired under FASB's SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Allegheny Energy, Inc.

10. Reconciliation of Basic and Diluted Average Shares

The following table provides a reconciliation of the numerators and the denominators of the basic and diluted average per-share computations:
	Reconciliation of Basic and Diluted Average Shares

	Three Months Ended June 30		Six Months Ended June 30

(Thousands of dollars, except per share data)	2002	2001	2002	2001

Basic Earnings per Average Share:
Numerator:
Consolidated income (loss) before cumulative effectof accounting change	$(32,288)	$115,797	$ 69,349	$218,621
Cumulative effect of accounting change, net			(130,514)	(31,147)
Consolidated net income (loss)	$(32,288)	$115,797	$(61,165)	$187,474

Denominator:
Average common shares outstanding	125,436,520	119,842,121	125,343,220	115,165,202

Basic earnings per average share:
Consolidated income (loss) before cumulative effect of accounting change	$(.26)	$ .97	$ .55	$1.90
Cumulative effect of accounting change, net			(1.04)	(.27)
Consolidated net income (loss)	$(.26)	$ .97	$ (.49)	$1.63

Diluted Earnings per Average Share:
Numerator:
Consolidated income (loss) before cumulative effect of accounting change	$(32,288)	$115,797	$ 69,349	$218,621
Cumulative effect of accounting change, net			(130,514)	(31,147)
Consolidated net income (loss)	$(32,288)	$115,797	$(61,165)	$187,474

Denominator:
Average common shares outstanding	125,436,520	119,842,121	125,343,220	115,165,202
Effect of dilutive securities:
Shares contingently issuable under Stock Option Plan	106,581	347,788	90,022	292,768
Shares contingently issuable under Performance Share Plan	329,854	216,309	329,854	216,309
Total Shares	125,872,955	120,406,218	125,763,096	115,674,279

Dilutive Earnings per Average Share:
Consolidate income (loss) before cumulative effect of accounting change	$(.26)	$ .96	$ .55	$1.89
Cumulative effect of accounting change, net			(1.04)	(.27)
Consolidated net income (loss)	$(.26)	$ .96	$ (.49)	$1.62

Allegheny Energy, Inc.

11. Contingencies

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

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and Monongahela Power either individually or together now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act (Act) to determine compliance with the Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In June 2002, the Company received a request from the EPA to provide additional information concerning three of its electric generating stations. The information will be provided to the EPA by the end of the fourth quarter of 2002. In general, these standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Allegheny Energy, Inc.

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

On March 4, 1994, Monongahela Power, The Potomac Edison Company (Potomac Edison), and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $1.3 million, which has been accrued as a liability at June 30, 2002.

Monongahela Power, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $3.8 million as of June 30, 2002, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense. For the three and six months ended June 30, 2002, the Company received $1.8 million of insurance recoveries (net of $.4 million of legal fees) related to these asbestos cases. For the three and six months ended June 30, 2001, the Company received $.03 million of insurance recoveries related to these asbestos cases.

Allegheny Energy, Inc.

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

On April 11, 2002, the Federal Energy Regulatory Commission (FERC) in response to complaints filed by Nevada Power Company (NPC) against several companies, including Allegheny Energy Supply, issued an order setting for hearing and potential refund certain bilateral long-term contracts entered into by NPC. The FERC specifically set for hearing the question of whether dysfunctional spot markets in California had an adverse effect on long-term, bilateral markets in Nevada, among other states, and if so, whether the effect was of such a magnitude to warrant modification of such contracts. Among the many contracts at issue are three contracts entered into between NPC and Merrill Lynch Capital Services, Inc. (Merrill Lynch) between December 2000 and February 2001, for power sales deliveries during the 2002 calendar year. On May 13, 2002, Allegheny Energy Supply filed for rehearing of the FERC's April 11, 2002 Order and, on July 17, 2002, filed a Motion for Summary Disposition. In both motions Allegheny Energy Supply has sought summary dismissal of NPC's complaint against it because NPC's contracts are with Merrill Lynch and not Allegheny Energy Supply. Allegheny Energy Supply has also argued that NPC's Complaint is fatally flawed in a number of respects. On August 8, 2002, Allegheny Energy Supply presented oral argument before the Presiding Administrative Law Judge on Allegheny Energy Supply's Motion for Summary Disposition. The total potential refund liability of Allegheny Energy Supply under NPC's claim is $19.0 million. Allegheny Energy Supply cannot predict the outcome of this litigation.

Allegheny Energy, Inc.

In June 2002, NPC commenced its previously announced plan to delay a portion of amounts payable under contracts for power sales, including the contracts between Merrill Lynch and NPC, for energy deliveries occurring between May 1, 2002 and September 15, 2002. Payments that NPC intends to make are equal to 110% of certain benchmark prices established as of May 1, 2002. NPC has announced its intention to pay the excess of such amounts semi-annually, through December 31, 2003, beginning on December 31, 2002. Allegheny Energy Supply has entered into a separate bilateral arrangement with Merrill Lynch under which it provides power on behalf of Merrill Lynch for the NPC contracts, and has agreed to delay receipt of payment from Merrill Lynch on such contracts until such time as NPC begins making payments to Merrill Lynch under the three contracts in dispute.

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

On April 25, 2002, the FERC set for hearing the issue of whether the dysfunctional spot market in California had an adverse effect on the long-term, bilateral markets in California, including with respect to two contracts entered into between Allegheny Energy Supply and the CDWR, and if so, whether the effect was of such a magnitude to warrant modification of bilateral long-term contracts. The FERC held that, with respect to the Allegheny Energy Supply contracts, the higher "public interest" standard, rather than the "just and reasonable" standard should apply. On July 23, 2002, the FERC denied various requests for rehearing of its April 25, 2002 Order. Allegheny Energy Supply cannot predict the outcome of this litigation.

Allegheny Energy, Inc.

On May 30,2002, the FERC dismissed in relevant part a complaint filed by the Attorney General of the State of California alleging that various sellers of electric energy in California violated the Federal Power Act by failing properly to file with the FERC the terms of their short-term power sales to the California Independent System Operator (ISO), the California Power Exchange, and the CDWR. The Attorney General had requested that sellers under these transactions pay refunds with interest for their short-term power sales during 2000 and 2001. On July 1, 2002, the Attorney General filed a request for rehearing with the FERC. Allegheny Energy Supply cannot predict the outcome of this proceeding.

In the second quarter of 2002, eight class action lawsuits were filed in the Superior Court of California seeking unspecified amounts of damages against various defendants, including Allegheny Energy Supply alleging violations of California's Cartwright Act and California's unfair business practices statute. These lawsuits were removed by the defendants to the U.S. District Courts for the Northern and Eastern Districts of California, and on July 12, 2002, were conditionally transferred to the U.S. District Court for the Southern District of California as "tag-along cases" to an existing multi-district litigation proceeding, "In Re California Wholesale Electricity Antitrust Litigation, MDL 1405, Transfer Order" (June 8, 2001). Allegheny Energy Supply cannot predict the outcome of these lawsuits at this time.

On May 8, 2002 the FERC staff, pursuant to a fact-finding investigation of potential manipulation of electric and natural gas prices in the western markets, requested that all sellers of wholesale electricity and/or ancillary services to the California ISO and/or the California Power Exchange during 2000 and 2001 provide certain data and other information relating to such sales and to "representative trading strategies." The data request was issued to over 140 companies, including Allegheny Energy Supply. Allegheny Energy Supply did not engage in any such sales, and prepared a response to the FERC to such effect.

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

Allegheny Energy, Inc.

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

In early August 2002, Enron sent a demand letter to Allegheny Energy Supply for approximately $26 million for a net payable from November 2001. Allegheny Energy Supply has asked Enron for clarification on its calculation including a determination of interest amounts. Allegheny Energy Supply has also provided its set-off position with Enron. Once Allegheny Energy Supply receives clarification from Enron, the parties will enter into negotiations regarding the settlement of all outstanding claims under the bankruptcy proceeding. Allegheny Energy Supply believes it will be able to set-off all outstanding exposures with the various Enron entities and come to a reasonable settlement of these claims.

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their results of operations, cash flows, or financial position.

Leases

In November 2001, Allegheny Energy Supply entered into an operating lease transaction in connection with the construction of a 628-megawatt (MW) natural gas-fired generating facility in St. Joseph County, Indiana. In July 2002, the Company announced the cancellation of two 44-MW simple-cycle combustion turbines, which were included in the project. The reduced 540-MW combined-cycle facility is expected to be in service in 2004. Accordingly, the Company plans to amend the lease to reduce commitments.

In April 2001, Allegheny Energy Supply entered into an operating equipment lease transaction structured to finance the purchase of turbines and transformers. In May 2002, this lease was terminated for $33.1 million and the equipment was used in the project with CONSOL Energy, Inc. that placed into operation, in June 2002, an 88-MW generating facility in southwest Virginia.

Allegheny Energy, Inc.

Energy Trading Business Acquisition

The purchase agreement for the energy marketing and trading business of Merrill Lynch provides that the Company shall use its best efforts to contribute to Allegheny Energy Supply the generating capacity from Monongahela Power's West Virginia jurisdictional generating assets by September 16, 2002. If, after using its best efforts to comply with this provision of the purchase agreement, the Company is prohibited by law from contributing to Allegheny Energy Supply substantially all of the economic benefits associated with such assets, then Merrill Lynch shall have the right to require the Company to repurchase all, but not less than all, of Merrill Lynch's equity interest in Allegheny Energy Supply for $115 million plus interest calculated from March 16, 2001. The Company does not anticipate such a transfer being made by September 16, 2002.

The purchase agreement also provides that, if the Company has not completed an initial public offering involving Allegheny Energy Supply within two years of March 16, 2001, Merrill Lynch has the right to sell its equity interest in Allegheny Energy Supply to the Company for $115 million plus interest calculated from March 16, 2001.

Letters of Credit

Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms and conditions, and amounted to $191.4 million of the $608.2 million available as of June 30, 2002. The Company pays fees for its letters of credit based on the amount available and the amount used.

Guarantees

As of June 30, 2002, the Company's exposure under guarantees of indebtedness and operating obligations of unconsolidated entities was approximately $11.0 million.

South Mississippi Electric Power Association (SMEPA) Agreement

In December 2001, Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions), a subsidiary of Allegheny Ventures, has contracted to provide seven natural gas-fired turbine generators for the SMEPA. The seven units will have a combined output of approximately 450 MW. The units will be owned by SMEPA. Construction began in March 2002, with installation to be completed in May 2003 through May 2006. Allegheny Energy Solutions will provide design, construction, and installation services for the units. The agreement allows for liquidated damages, for a maximum amount of $10 million, in the event Allegheny Energy Solutions fails to meet either specified delivery dates or the generators fail to meet specified performance requirements.

Allegheny Energy, Inc.

12: Subsequent Event

In July 2002, the Company announced plans to reduce its workforce of approximately 6,000 employees by approximately 10 percent. The workforce reductions are expected to occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions. At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees are not known. The Company expects to record a charge in conjunction with the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002.

ALLEGHENY ENERGY, INC.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 WITH
THREE AND SIX MONTHS ENDED JUNE 30, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Allegheny Energy, Inc.'s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following Management's Discussion and Analysis information.

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

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions; changes in industry capacity, development, and other activities by the Company's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of power and fuel for electric generation; changes in the underlying inputs and assumptions used to estimate the fair values of commodity contracts; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN 2002

Initiatives to Improve Financial Performance and Respond to Current Energy Marketplace

In July and August 2002, the Company announced a series of initiatives to improve financial performance and respond to the challenges it faces in the current energy marketplace. The combination of the challenges to various electricity sales contracts and markets, the Enron bankruptcy, accounting scandals, energy trading improprieties, and other matters has significantly

Allegheny Energy, Inc.

affected the merchant energy market. As a result, trading and origination opportunities have not occurred as the Company expected and are not expected to occur in the near future. In addition, additional generating capacity resources, lower than expected demand, and a relatively weak economy have led to reduced wholesale energy prices in several markets in which the Company owns, operates, or contractually controls generation capacity.

The Company's long-term strategy will be to focus on improving and maximizing the performance of its two business segments: Generation and Marketing, and Delivery and Services. In this context, the Company completed a thorough re-examination of its businesses, operations, and strategic plans and has developed the following objectives:

- The Company will focus on identifying ways to improve, grow, and build on the earnings and cash flows from its core delivery and generation businesses. Furthermore, the Company's asset-backed strategy will refocus on the regions in which it owns generating facilities and serves customers such as the Mid-Atlantic and Midwest.

- The Company will reduce its reliance on energy marketing and trading. The Company has modified its energy marketing and trading activities to focus on reducing risk, optimizing its generating facilities, reducing the effect and amount of mark-to-market earnings, and prudently managing and protecting the value associated with the existing positions in the   Company's energy marketing and trading portfolio.

- The Company is pursuing ways to bolster its balance sheet, improve its   liquidity, and reduce capital and operations and maintenance expenses.

The Company also is implementing an aggressive cost reduction program which includes:

- Reducing pre-tax operating expenses by $45 million for the remainder of   2002;

- Canceling 1,080 megawatts (MW) of generation planned for La Paz, Arizona, and 88 MW of combustion turbine generation planned for St. Joseph, Indiana, reducing capital expenditures by approximately $700 million over the next several years; and

- Reducing the Company's workforce of approximately 6,000 employees by approximately 10 percent to reflect current market conditions. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions, resulting in approximately $5 million, before income taxes, of expense reductions this year and an ongoing annualized savings of $40 to $50 million, before income taxes.

The Company has modified its energy marketing and trading and origination activities to focus on short-term trading, asset optimization, and hedging its generating capacity. These activities are more appropriately aligned with the Company's existing portfolio of physical assets.

Allegheny Energy, Inc.

As a result of the above actions, the Company recorded charges to earnings in the second quarter of 2002 of $38.3 million, before income taxes ($23.3 million, net of income taxes) for the canceled generation projects. During the three months ended June 30, 2002, the Company also recorded a charge of $9.2 million, before income taxes ($5.5 million, net of income taxes) for unregulated investments determined to be impaired under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees are not known. The Company expects to record a charge for the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002. See the discussion of "Accounting Standards" on page 33 for additional information concerning SFAS No. 146.

Transfer, Development, and Acquisition of Generating Assets and Generating Capacity

The table below summarizes the Company's electric generating capacity, which was in operation on June 30, 2002, and December 31, 2001, including generating capacity purchased through contractual obligations of which the Company does not exercise 100 percent control, along with announced construction and development, contractual control, and planned expansions:
	Capacity in Megawatts
	June 30, 2002	December 31, 2001
Generation and Marketing:
In operation	12,103	12,059
Announced construction and
development, contractual control,
and planned expansions	1,429	2,643
Total	13,532	14,702

Since the summer of 2001, market prices for energy and capacity have declined across the nation. During this period, the Company has repeatedly reviewed its business strategy relating to the development, construction, and acquisition of generation projects, and as previously discussed, the Company recently announced the cancellation of the 1,080-MW generating facility planned for La Paz, Arizona and 88 MW of combustion turbine generation planned for St. Joseph, Indiana. During the three months ended June 30, 2002, the Company and CONSOL Energy, Inc. completed construction of and placed into operation an 88-MW generating facility in southwest Virginia. The completion of this facility increased the Company's generating capacity by 44 MW. The Company may undertake selective development projects and opportunistic acquisitions in the future, but in light of current market conditions, the Company is reducing the emphasis it places on such activities.

Allegheny Energy, Inc.

On March 11, 2000, the West Virginia Legislature approved an electric restructuring plan that would open the State to full retail competition, but assigned tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition was made contingent upon the necessary tax changes being made and implementation being approved by the Legislature. Monongahela Power Company (Monongahela Power) worked with the West Virginia Public Service Commission (West Virginia PSC) to transfer its generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) pending implementation of the restructuring plan. No final legislative action was taken in 2001 or during this year's legislative session, and the current climate regarding restructuring makes it unlikely that the existing plan will be advanced. Accordingly, the Company no longer anticipates transferring Monongahela Power's jurisdictional generating assets to Allegheny Energy Supply pursuant to the previously approved restructuring plan. On June 28, 2002, the West Virginia PSC dismissed its electric restructuring case from its docket, and the Company cannot predict when the State may revisit electric deregulation. The Company is, however, currently in negotiations with the West Virginia PSC to transfer certain generating capacity from Monongahela Power to Allegheny Energy Supply.

Regional Transmission Organization (RTO)

On April 1, 2002, the Company's regulated subsidiaries, doing business as Allegheny Power, and the Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating interface issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the FERC Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for the Company and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. On June 8, 2002, the Company and the UWUA System Local 102 announced that the union's 1,165 members had ratified the agreement.

Allegheny Energy, Inc.

Rate Matters

West Penn Power Company (West Penn)

The Pennsylvania Department of Revenue increased the Gross Receipts Tax rate from 4.4 percent to 5.9 percent (or 15 mills) for electric distribution companies in the state, including West Penn. The new rate is effective for calendar year 2002. State law directs West Penn to recover these increased tax charges by means of a State Tax Adjustment Surcharge (STAS) added to customer bills. On October 29, 2001, West Penn filed a request with the Pennsylvania Public Utility Commission (Pennsylvania PUC) to recover the increased tax liability of approximately $16.8 million from ratepayers. By order entered December 21, 2001, the Pennsylvania PUC directed West Penn to include the STAS on customer bills rendered between January 1, 2002, and December 31, 2002. On January 8, 2002, the Office of Consumer Advocate (OCA) filed an appeal of the Pennsylvania PUC order to the Commonwealth Court of Pennsylvania. On March 21, 2002, the Commonwealth Court granted the Pennsylvania PUC's motion to dismiss the OCA's appeal because the OCA still had the opportunity to litigate its complaint against West Penn and the matter was returned to the Pennsylvania PUC. Hearings were held on May 2 and June 25, 2002. On July 15, 2002, the Administrative Law Judge issued a Recommended Decision ruling that West Penn's rate increase to recover its 2002 Revenue Neutral Reconciliation (RNR) tax liability is just and reasonable. On August 8, 2002, the Pennsylvania PUC approved the STAS increase. The parties have 30 days to appeal the Pennsylvania PUC decision.

On June 29, 2002, the Governor of Pennsylvania signed House Bill 1848 which, among other changes, permanently set the RNR rate paid by electric distribution companies at the current rate of 15 mills. Act 138 of 1996 requires the Department of Revenue to publish the final RNR rate for tax year 2003 on October 1, 2002. This rate will become a permanent increase in the Gross Receipts Tax.

In addition, House Bill 1848 reduced the series of rate reductions in the Capital Stock and Franchise tax (also recovered via STAS). For the year 2002, the Capital Stock and Franchise tax was increased to 7.24 mills from 6.49 mills resulting in additional tax expense of approximately $300,000. On July 11, 2002, West Penn filed a petition to reflect the change and to continue to defer the STAS underrecovery as a regulatory asset for future recovery.

Allegheny Energy, Inc.

Accounting Standards

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

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Subsequent to the transitional provisions of SFAS No. 142 (see below), goodwill and other intangible assets with indefinite lives will be tested at least annually for impairment, with impairment losses recognized in operating income. Absent any impairment indicators, the Company expects to perform its annual impairment tests during its fourth quarter, in connection with its annual budgeting process. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

As applied to the Company, SFAS No. 142 transitional provisions required the Company to test goodwill for impairment as of January 1, 2002, and recognize any transitional goodwill impairment loss as the effect of a change in accounting principle in the first quarter of 2002 irrespective of when the loss was measured and recorded in the Company's books. During the second quarter of 2002, the Company completed its transitional goodwill impairment test, using a discounted cash flow methodology to determine the fair value of its reporting units, and recorded an impairment loss of $210.1 million before income taxes($130.5 million, net of income taxes), all of which relates to the Delivery and Services operating segment. In accordance with SFAS No. 142, this impairment loss has been recognized in the first quarter of 2002 through restatement of first quarter 2002 financial information in this Form 10-Q and subsequent Form 10-Q filings; no amendment or re-filing of the Company's first quarter 2002 Form 10-Q is required.

The transitional goodwill impairment loss consists of $170.0 million related to the Company's acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000, $25.0 million related to the Company's acquisition of West Virginia Power Company (West Virginia Power) in 1999, and $15.1 million of other regulated utility goodwill that had been carried on the Company's books for many years. The impairment amounts result from factors that are unique to these rate regulated entities and the ratemaking process, including the fact that none of the $210.1 million of goodwill was being recovered in rates or included in rate base.

SFAS No. 142 transitional provisions also have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

See Note 5 to the consolidated financial statements for additional information regarding SFAS No. 142.

Allegheny Energy, Inc.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows, or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective over various dates beginning May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's results of operations, cash flows, or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs associated with exit or disposal activities include termination benefits provided to employees that are involuntarily terminated, costs to terminate an operating lease or other contract, and incremental direct costs associated with, for example, facility closures and restructuring plans. The principal difference between this Statement and EITF Issue No. 94-3 involves the timing of recognition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the effect of applying SFAS No. 146 on its results of operations and financial position. The Company has not determined whether it will adopt the Statement early or what effect, if any, SFAS No. 146 may have on the accounting for the 10 percent workforce reduction announced in July 2002.

Allegheny Energy, Inc.

In June 2002, the EITF reached a consensus on Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts," that mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the consolidated statement of operations. This consensus will be applicable to financial statements for periods ending after July 15, 2002. The Company currently reports realized purchased energy and transmission related to energy trading contracts that require physical delivery of the commodity under cost of revenues on the consolidated statement of operations. The Company reports net unrealized gains and losses resulting from energy trading in operating revenues on the consolidated statement of operations. During the third quarter of 2002, the Company plans to modify its reporting as a result of the EITF consensus to reflect, for all periods presented, the revenues from energy trading activities net of the cost of purchased energy and transmission related to contracts that require physical delivery. As a result, the Company will report lower operating revenues and lower cost of revenues with no effect on consolidated net income. While the Company has not completed its evaluation of the effect of the adoption of EITF 02-3, the following table provides the Company's most current estimate of the restated operating revenues and cost of revenues for the three and six months ended June 30, 2002 and 2001, respectively, on a net basis.
	2002		2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Millions of dollars)

Three months ended June 30:
Operating revenues	$2,327.0	$ 774.4	$2,940.4	$ 819.2
Cost of revenues	1,918.9	366.3	2,347.9	226.7

Six months ended June 30;
Operating revenues	4,595.2	1,782.1	4,633.7	1,640.8
Cost of revenues	3,621.4	808.3	3,497.1	504.2

Allegheny Energy, Inc.

REVIEW OF OPERATIONS

EARNINGS SUMMARY

	Consolidated Net Income (Loss)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)
Delivery and Services	$ 32.3	$ 41.4	$ 77.6	$ 98.1
Generation and Marketing	(64.6)	74.4	(8.3)	120.5
Consolidated income (loss) before
cumulative effect of accounting
change	(32.3)	115.8	69.3	218.6
Cumulative effect of accounting
change, net			(130.5)	(31.1)
Consolidated net income (loss)	$(32.3)	$115.8	$ (61.2)	$187.5

	Basic Earnings Per Share
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Delivery and Services	$ .26	$.35	$ .62	$ .85
Generation and Marketing	(.52)	.62	(.07)	1.05
Consolidated income (loss)before
cumulative effect of accounting change	(.26)	.97	.55	1.90
Cumulative effect of accounting
change, net			(1.04)	(.27)
Consolidated net income (loss)	$(.26)	$.97	$ (.49)	$1.63

For the three months ended June 30, 2002, the Company's results primarily reflect weak wholesale energy markets nationwide, lower net revenue for Generation and Marketing, reduced economic activity, and generation outages at the Company's generating stations. The Company recorded an after-tax charge for Generation and Marketing for the three months ended June 30, 2002, of $23.3 million ($.19 per share) for the cancellation of generating capacity planned for La Paz, Arizona. Delivery and Services also recorded an after-tax charge of $5.5 million ($.04 per share) for unregulated investments determined to be impaired. For the three months ended June 30, 2002, Generation and Marketing was also affected by increased operation expenses and reduced excess generation available for sale into the wholesale markets due to generation outages. These outages also resulted in the purchase of higher priced replacement power for both Delivery and Services and Generation and Marketing.

In addition to the above, Delivery and Services earnings for the six months ended June 30, 2002, was also affected by milder winter weather for the three months ended March 31, 2002, versus the three months ended March 31, 2001, and an increase in the price per megawatt-hour (MWh) paid to Generation and Marketing for purchased energy for the six months ended June 30, 2002, versus the six months ended June 30, 2001.

Allegheny Energy, Inc.

For the six months ended June 30, 2002, the decrease in Generation and Marketing earnings was partially offset by increased net revenues for the three months ended March 31, 2002, reflecting operating results for additional generating capacity and an energy trading business acquired in May 2001 and March 2001, respectively.

For the six months ended June 30, 2002, the decrease in earnings per share reflects the effects of an increased number of shares outstanding and the decreased earnings from Delivery and Services.

Also for the six months ended June 30, 2002, the Company completed its assessment of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The assessment determined that approximately $210 million of goodwill, primarily related to the acquisitions of Mountaineer Gas and West Virginia Power, was impaired. As a result, the Company recorded an after-tax charge of $130.5 million ($1.04 per share) as the cumulative effect of an accounting change as of January 1, 2002.

Allegheny Energy Supply had certain option contracts that were derivatives as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings, net of the related income tax effects ($52.3 million, before income taxes) for these contracts as a change in accounting principle on January 1, 2001.

Allegheny Energy, Inc.

OPERATING REVENUES

Total operating revenues for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended	Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)
Operating revenues:
Delivery and Services:
Regulated electric	$ 583.6	$ 563.9	$1,210.7	$1,204.2
Regulated natural gas	36.3	37.9	128.7	147.2
Bulk power	18.3	24.5	29.2	47.2
Unregulated services	131.5	16.7	281.8	24.3
Other affiliated and non-
affiliated energy
services	17.3	21.3	54.0	43.9
Total Delivery
and Services revenues	787.0	664.3	1,704.4	1,466.8
Generation and Marketing:
Bulk power	1,542.2	2,254.5	2,909.2	3,110.9
Retail, affiliated, and
other	340.3	367.3	731.1	795.7
Total generation and
marketing revenues	1,882.5	2,621.8	3,640.3	3,906.6
Eliminations:
Delivery and Services
intersegment revenues	(19.0)	(17.2)	(44.9)	(34.6)
Generation and Marketing
intersegment services	(323.5)	(328.5)	(704.6)	(705.0)
Total operating revenues	$2,327.0	$2,940.4	$4,595.2	$4,633.8

The increase in Delivery and Services regulated electric revenues for the three months ended June 30, 2002, was primarily due to an increase in the average number of customers, an increase in customer usage due to more favorable weather, higher Pennsylvania gross receipts taxes, and a return of choice customers to full service.

Effective January 1, 2002, the Pennsylvania Department of Revenue increased the Gross Receipts Tax rate from 4.4 percent to 5.9 percent for electric distribution companies in the state, including West Penn. The collection of increased gross receipts taxes did not impact the Company's earnings since these taxes are remitted to the state.

Allegheny Energy, Inc.

Regulated electric revenues include choice revenues that represent transmission and distribution (T&D) revenues from customers in West Penn's Pennsylvania, The Potomac Edison Company's (Potomac Edison) Maryland and Virginia, and Monongahela Power's Ohio distribution territories that chose other suppliers to provide their energy needs. Pennsylvania, Maryland, Virginia, and Ohio deregulation gave West Penn's, Potomac Edison's, and Monongahela Power's regulated customers the ability to choose another energy supplier. For the six months ended June 30, 2002 and 2001, all of West Penn's regulated customers, Potomac Edison's Maryland regulated customers, and Monongahela Power's Ohio regulated customers had the ability to choose. Potomac Edison's Virginia regulated customers had the ability to choose alternate suppliers beginning on January 1, 2002. The return of customers to full service does not impact sales since the Company determines sales on the basis of kilowatt-hours (kWh's) delivered to customers (regardless of their electricity supplier). However, such a return of customers to full service results in a significant increase in revenues due to the addition of a supply charge that the Company had not collected while the customers were using an alternate electricity supplier. The effect on revenues of customers returning to full service was especially noticeable in the commercial and industrial classes where a higher percentage of sales were associated with choice customers returning to full service. At June 30, 2002, approximately .1 percent of the combined West Penn regulated customers, Potomac Edison Maryland and Virginia regulated customers, and Monongahela Power Ohio regulated customers chose alternate energy suppliers.

In addition to the above, Delivery and Services regulated electric revenues for the six months ended June 30, 2002, were also affected by milder winter weather for the three months ended March 31, 2002, versus the three months ended March 31, 2001.

Delivery and Services regulated natural gas revenues include Monongahela Power and its subsidiary, Mountaineer Gas, for the six months ended June 30, 2002 and 2001. Because a significant portion of the natural gas sold by Monongahela Power's natural gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Purchased Gas Adjustment (PGA) mechanism continues to exist for Monongahela Power and came into effect for Mountaineer Gas following a three-year moratorium, which ended on October 31, 2001. Under the PGA mechanism, differences between revenues received for energy costs and actual energy costs are deferred until the next rate proceeding, when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively. For the three and six months ended June 30, 2002, the decrease in Delivery and Services regulated natural gas revenues was primarily due to milder winter weather for the three months ended March 31, 2002, versus the three months ended March 31, 2001, and to Mountaineer Gas commercial customers switching to other natural gas suppliers and becoming transportation customers only.

Allegheny Energy, Inc.

Delivery and Services bulk power included $11.0 million and $19.2 million for the three and six months ended June 30, 2001, respectively, due to the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. This sale of output was part of a Maryland Public Service Commission (Maryland PSC) settlement agreement with Potomac Edison which allows full recovery from Maryland customers of the purchased power costs incurred by Potomac Edison related to the AES Warrior Run facility in excess of the value of the power sold in the open market. In November 2001, Allegheny Energy Supply obtained, through a competitive bidding process approved by the Maryland PSC, the contract to purchase the output of the AES Warrior Run project. Other affiliated and non-affiliated energy services included $11.4 million and $20.9 million for the three and six months ended June 30, 2002, respectively, for the sale of the output of the AES Warrior Run project.

Delivery and Services unregulated services revenues increased by $114.8 million and $257.5 million for the three and six months ended June 30, 2002, respectively, primarily due to revenues of $10.3 million and $37.5 million for the three and six months ended June 30, 2002, respectively, for Allegheny Energy Solutions, Inc.'s (Allegheny Energy Solutions) agreement to provide seven natural gas-fired turbine generators to the South Mississippi Electric Power Association (SMEPA) and revenues of $114.7 million and $236.0 million for the three and six months ended June 30, 2002, respectively, from Alliance Energy Services Partnership (Alliance Energy Services), which was acquired by Allegheny Ventures, Inc. (Allegheny Ventures) on November 1, 2001.

The decrease in Generation and Marketing bulk revenues for the three and six months ended June 30, 2002, was primarily due to weak wholesale energy markets nationwide, generation outages at the Company's generating stations, and decreased unrealized gains.

Allegheny Energy, Inc.

Allegheny Energy Supply significantly increased the volume and scope of its energy marketing and trading activities as a result of its acquisition of an energy trading business from Merrill Lynch Capital Services, Inc. (Merrill Lynch) on March 16, 2001. The Company now trades electricity, natural gas, oil, coal, and other energy-related commodities. The Company records contracts entered into in connection with energy trading at fair value on the consolidated balance sheet, with all changes in fair value recorded as gains and losses on the consolidated statement of operations in operating revenues. The realized revenues from energy trading activities, with the exception of certain financial instruments, including swaps, certain options and certain natural gas transactions, are recorded on a gross basis as individual discrete transactions as either revenues or expenses because the contracts require physical delivery of the underlying asset. Fair values for exchange-traded instruments, principally futures and certain options, are based on actively quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options, and swaps, management makes estimates using available market data and pricing models, which may change from time to time. The Company has certain contracts that are unique, which extend to 2010 and beyond, and are valued using proprietary pricing models. Inputs to the models include estimated forward natural gas and electricity prices, interest rates, estimates of market volatility for natural gas and electricity prices, the correlation of natural gas and electricity prices, and other factors such as generating unit availability and location, as appropriate. These inputs require management judgments and assumptions. The Company's models also adjust the fair value of commodity contracts to reflect uncertainty in prices, operational risks related to generating facilities, and risks related to the performance of counterparties. These inputs become more challenging, and the models become less precise the further into the future these estimates are made. Additionally, various factors, including accounting and energy trading improprieties of others, have significantly affected the merchant energy marketplace during the six months ended June 30, 2002. Market liquidity and the number of creditworthy participants have been dramatically reduced and trading and origination opportunities have been significantly curtailed within energy markets. Actual effects on the Company's financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying those models' inputs prove to be wrong or the models prove to be unreliable.

The fair values of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities as stated above, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts - an Interpretation of APB Opinion No. 10 and FASB Statement No. 105." At June 30, 2002, the fair value of energy trading commodity contract assets and liabilities was $1,837.5 million and $945.5 million, respectively. At December 31, 2001, the fair value of energy trading commodity contract assets and liabilities was $1,755.4 million and $995.0 million, respectively.

Allegheny Energy, Inc.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding the Company's generating assets and provider of last resort obligations, as of June 30, 2002, based on the underlying market price source and the contract delivery periods:
	Fair value of contracts at June 30, 2002
Classification of contracts by source of fair value	Delivery by June 30, 2003	Delivery from July 1, 2003, to June 30, 2005	Delivery from July 1, 2005, to June 30, 2007	Delivery from July 1, 2007, and beyond	Total fair value
	(Millions of dollars)
Prices actively quoted	$(237.7)	$ (27.9)	$ (3.4)	32.3	$ (236.7)
Prices provided by other external sources			(2.8)	(.3)	(3.1)
Prices based on models	16.5	208.3	329.2	577.8	1,131.8
Total	$(221.2)	$180.4	$323.0	$609.8	$ 892.0

In the table above, each commodity contract is classified by the source of fair value, based on the entire contract being assigned to a single classification (even though a portion of a contract may be valued based on one of the other classifications) and the fair values are shown for the scheduled delivery or settlement dates. The Company determines prices actively quoted from various industry services, broker quotes, and the New York Mercantile Exchange (NYMEX). Electricity markets are generally liquid for approximately three years and natural gas markets are generally liquid for approximately five years. For times beyond those periods, some market prices can be observed, but market liquidity is less robust.

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

For deliveries from July 1, 2002, to June 30, 2003, the fair value of the Company's commodity contracts was a net liability of $221.2 million, primarily related to commodity contracts used to hedge the California Department of Water Resources (CDWR) agreement. As discussed below, the Company expects to incur realized losses related to the contract with the CDWR and related hedges through 2002.

Allegheny Energy, Inc.

Net unrealized gains of $30.3 million and $111.7 million in the three and six months ended June 30, 2002 and 2001, respectively, were recorded in the consolidated statement of operations in operating revenues to reflect the change in the estimated fair value of the energy commodity contracts. Net unrealized gains of $142.4 million and $180.5 million in the three and six months ended June 30, 2001, respectively, were recorded in the consolidated statement of operations in operating revenues to reflect the change in the estimated fair value of energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of the Company's commodity contracts from December 31, 2001, to June 30, 2002:
(Millions of dollars)	Amount
Net fair value of commodity contract assets and liabilities as of December 31, 2001	$760.4
Fair value of structured transactions when entered into during 2002	12.2
Changes in fair value attributable to changes in valuation techniques and assumptions	35.8
Other unrealized gains on commodity contracts, net	63.7
Net options paid and received	19.9
Net fair value of commodity contract assets and liabilities as of June 30, 2002	$892.0

As shown in the table above, the net fair value of the Company's commodity contracts increased by $111.7 million as a result of unrealized gains recorded during the six months ended June 30, 2002, of which $114.9 million related to the Company's contracts in the Western Systems Coordinating Council (WSCC), including the fixed-price contract with the CDWR, the contract to call up to 1,000 MW of generating capacity in southern California, and the contract for 222 MW of generating capacity from a plant being constructed in Las Vegas, Nevada (LV Cogen). The increase in the fair value of the WSCC portfolio was primarily due to rising prices for the three months ended March 31, 2002, which increased the value of the contract to call up to 1,000 MW of generating capacity in southern California, plus certain changes in the valuation of the contracts with the CDWR, as discussed below. For the three months ended June 30, 2002, the fair value of the WSCC portfolio remained relatively flat with only a $2.8 million decrease in fair value.

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

Allegheny Energy, Inc.

The California PUC rate agreement is a positive development relative to the prior assumptions used in assessing the long-term creditworthiness of the CDWR and the estimation of the fair value of the Company's contracts with the CDWR. As a result, the valuation adjustments used in estimating the fair value of these contracts have been reduced. The effect of this change, which was made during the three months ended March 31, 2002, resulted in a $35.8 million increase in the estimated fair value of the CDWR contracts before consideration of the other valuation factors.

During the six months ended June 30, 2002 and 2001, the Company's energy trading activities resulted in $22.3 million and $89.7 million of net realized losses, respectively. The realized losses for the six months ended June 30, 2002, were primarily from the Company's contract with the CDWR and the related hedges. Due to the existing hedges of the CDWR contract, the Company is currently paying for power at prices above the fixed-price contract to sell power to the CDWR. The Company expects to continue to incur realized losses related to the CDWR contract due to the hedges through 2002, but at a reduced level as the hedges mature. Starting with 2003, the Company expects to realize gains related to the CDWR contract for the remainder of the term of the contract.

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

The decrease in Generation and Marketing bulk revenues for the three months ended June 30, 2002, also reflects Allegheny Energy Supply having increased generation available for sale in a wholesale market with low prices, low volatility, and excess capacity. On May 3, 2001, Allegheny Energy Supply completed the acquisition of three natural gas-fired generating facilities with a total generating capacity of 1,710 MW in Illinois, Indiana, and Tennessee (Midwest). In December 2001, Allegheny Energy Supply also completed the construction of and placed into service two 44-MW simple-cycle natural gas combustion turbines. In June 2002, the Company and CONSOL Energy, Inc. also completed construction of and placed into operation an 88-MW generating facility in southwest Virginia. The completion of this facility increased Generation and Marketing's generating capacity by 44 MW. As a result, the Generation and Marketing segment had more generation available for sale into the deregulated marketplace in the three and six months ended June 30, 2002.

For the three and six months ended June 30, 2002, Generation and Marketing retail, affiliated, and other revenues decreased $27.0 million and $64.6 million, respectively. These decreases were primarily due to Allegheny Energy Supply's shift in focus away from retail customers toward the wholesale markets and energy commodity trading.

Allegheny Energy, Inc.

The table below separates operating revenues and cost of revenues for the Generation and Marketing segment into two components: Provider of Last Resort and Excess Generation and Trading. The Provider of Last Resort component represents Generation and Marketing's obligation under long-term power sales agreements to provide West Penn, Potomac Edison, and Monongahela Power with the amount of electricity, up to their provider of last resort retail load, that they may demand in their Pennsylvania, Maryland, Virginia, and Ohio service territories. The Excess Generation and Trading component represents the Company's energy marketing and trading activities and any generation in excess of the provider of last resort obligations. The table also separates operating revenues and cost of revenues into contracts that required physical delivery and those that provided for financial net settlement. This separation was performed based on the Company's accounting policy, which provides that realized revenues, with the exception of certain financial instruments, including swaps, certain options, and certain natural gas transactions, are recorded on a gross basis in revenues or expenses as individual discrete transactions because the contracts require physical delivery of the underlying asset. All unrealized gains from energy trading activities were recorded net in operating revenues.

	Provider of Last Resort		Excess Generation and Trading		Total Generation and Marketing
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30		June 30		June 30
	2002	2001	2002	2001	2002	2001
	(Millions of dollars)

Operating revenues:
Physical delivery	$336.9	$330.7	$1,525.8	$2,114.1	$1,862.7	$2,444.8
Financial settlement	(6.1)		26.0	177.0	19.9	177.0
Total revenues	330.8	330.7	1,551.8	2,291.1	1,882.6	2,621.8

Cost of revenues:
Fuel for electric generation	119.2	129.4	7.5	5.9	126.7	135.3
Purchased energy and transmission:
Physical delivery	46.7	12.8	1,563.1	2,129.8	1,609.8	2,142.6
Financial settlement			(7.6)	10.5	(7.6)	10.5
Natural gas purchases:
Financial settlement				2.0		2.0
Total cost of revenues	165.9	142.2	1,563.0	2,148.2	1,728.9	2,290.4
Net revenues	$164.9	$188.5	$ (11.2)	$ 142.9	$ 153.7	$ 331.4

	Percentage of total revenues
Operating revenues:
Physical delivery	101.8%	100.0%	98.3%	92.3%	98.9%	93.2%
Financial settlement	(1.8)		1.7	7.7	1.1	6.8
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Allegheny Energy, Inc.

	Provider of Last Resort		Excess Generation and Trading		Total Generation and Marketing
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30		June 30		June 30
	2002	2001	2002	2001	2002	2001
	(Millions of dollars)
Operating revenues:
Physical delivery	$708.7	$703.7	$2,824.3	$2,985.0	$3,533.0	$3,688.7
Financial settlement	(6.1)		113.4	217.7	107.3	217.7
Total revenues	702.6	703.7	2,937.7	3,202.7	3,640.3	3,906.4

Cost of revenues:
Fuel for electric generation	251.9	264.0	18.9	12.0	270.8	276.0
Purchased energy and transmission:
Physical delivery	75.5	35.0	2,847.9	2,990.7	2,923.4	3,025.7
Financial settlement			(3.1)	24.3	(3.1)	24.3
Natural gas purchases:
Financial settlement				8.0		8.0
Total cost of revenues	327.4	299.0	2,863.7	3,035.0	3,191.1	3,334.0
Net revenues	$375.2	$404.7	$ 74.0	$ 167.7	$ 449.2	$ 572.4

	Percentage of total revenues
Operating revenues:
Physical delivery	100.9%	100.0%	96.1%	93.2%	97.1%	94.4%
Financial settlement	(.9)		3.9	6.8	2.9	5.6
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The decrease in the Provider of Last Resort net revenues of $23.6 million and $29.5 million for the three and six months ended June 30, 2002, respectively, was primarily due to increased purchased energy and transmission expense as a result of generation outages. The decrease in the Excess Generation and Trading net revenues of $154.1 million and $93.7 million for the three and six months ended June 30, 2002, respectively, was primarily due to weak wholesale energy markets, generation outages that reduced the excess generation available for sale, and decreased unrealized gains on energy trading activities.

The elimination between Delivery and Services and Generation and Marketing revenues is necessary to remove the effect of affiliated revenues, primarily sales of bulk power.

Allegheny Energy, Inc.

COST OF REVENUES

Fuel consumed for electric generation for the three and six months ended June 30, 2002 and 2001 was as follows:
Fuel Consumed for Electric Generation

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)
Generation and Marketing	$126.7	$135.3	$270.8	$276.0
Total fuel expenses	$126.7	$135.3	$270.8	$276.0

Total fuel expenses decreased by $8.6 million for the three months ended June 30, 2002, primarily due to decreased kWh's generated, partially offset by increased average fuel prices. The decrease in kWh's generated, which was partially due to generation outages, decreased fuel expenses by approximately 14.3% and the increase in average fuel prices increased fuel expense by approximately 5.1%.

Total fuel expenses decreased by $5.2 million for the six months ended June 30, 2002, primarily due to decreased kWh's generated, partially offset by increased average fuel prices. The decrease in kWh's generated decreased fuel expenses by approximately 7.5% and the increase in average fuel prices increased fuel expense by approximately 4.5%.

Purchased energy and transmission represents electricity, natural gas, and transmission purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and consists of the following items:
Purchased Energy and Transmission

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)
Delivery and Services:
From PURPA generation*	$ 51.1	$ 43.4	$ 100.4	$ 93.2
Other purchased energy	337.3	334.5	714.0	712.4
Total purchased energy for
Delivery and Services	388.4	377.9	814.4	805.6
Generation and Marketing purchased
energy and transmission	1,602.2	2,153.1	2,920.3	3,050.0
Eliminations:
Delivery and Services expense	(327.8)	(332.0)	(699.6)	(704.7)
Generation and Marketing expense	(14.4)	(12.7)	(39.6)	(32.7)
Total purchased energy and transmission	$1,648.4	$2,186.3	$2,995.5	$3,118.2

*PURPA cost (cents per kWh)	5.9	5.4	5.6	5.6

Allegheny Energy, Inc.

For the three and six months ended June 30, 2002, Delivery and Services purchased power from PURPA generation increased $7.7 million and $7.2 million, respectively, primarily due to increased kWh's generated and an increase in the average cost per kWh.

Delivery and Services other purchased energy primarily consists of West Penn's, Potomac Edison's, and Monongahela Power's purchase of energy from their unregulated generation affiliate, Allegheny Energy Supply. Pursuant to long-term power sales agreements that are approved by the Federal Energy Regulatory Commission (FERC), Allegheny Energy Supply provides West Penn, Potomac Edison, and Monongahela Power with the amount of electricity, up to their provider of last resort retail load, that they may demand. These agreements have a fixed price as well as a market-based pricing component. The amount of electricity purchased under these agreements that is subject to the market-based pricing component escalates each year through the regulated utility subsidiaries' electric deregulation transition periods. The increase in Delivery and Services other purchased energy for the three and six months ended June 30, 2002, was primarily due to an increase in price resulting from the market-based pricing component of the agreements. This increase was partially offset by a reduction in the provider of last resort load served by Potomac Edison and Monongahela Power as a result of milder winter weather versus the first quarter of 2001.

The decrease in Generation and Marketing purchased energy and transmission of $550.9 million and $129.7 million for the three and six months ended June 30, 2002, respectively, was primarily due to decreases in purchases made in support of various energy marketing and trading activities and physical energy supply commitments, which was partially offset by increased purchases resulting from generation outages. The decrease in Generation and Marketing purchased energy and transmission for energy marketing and trading activities also reflects the decrease in wholesale market prices and low volatility.

The elimination between Delivery and Services and Generation and Marketing purchased energy and transmission is necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural gas purchases for the three and six months ended June 30, 2002 and 2001 were as follows:
Natural Gas Purchases

	Three Months Ended	Six Months Ended
	June 30	June 30
	2002	2001	2002	2001
	(Millions of dollars)

Delivery and Services	$129.0	$16.2	$303.4	$83.5
Generation and Marketing		2.0		8.0
Total natural gas purchases	$129.0	$18.2	$303.4	$91.5

Allegheny Energy, Inc.

The increase in Delivery and Services natural gas purchases of $112.8 million and $219.9 million for the three and six months ended June 30, 2002, respectively, was primarily due to purchases made by Alliance Energy Services. This increase was partially offset by decreased natural gas purchases by Monongahela Power, including Mountaineer Gas, due to milder winter weather versus the first quarter of 2001.

Other cost of revenues for the three and six months ended June 30, 2002 and 2001 were as follows:

Other

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)

Delivery and Services	$13.3	$12.1	$39.5	$18.8
Total other	$13.3	$12.1	$39.5	$18.8

The increase in Delivery and Services other cost of revenues of $1.2 million and $20.7 million for the three and six months ended June 30, 2002, respectively, was primarily due to Allegheny Energy Solutions' agreement to provide seven natural gas-fired turbine generators to the SMEPA.

OTHER OPERATING EXPENSES

Operation expenses for the three and six months ended June 30, 2002 and 2001 were as follows:
Operation Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)

Delivery and Services	$ 96.0	$ 97.7	$209.0	$194.3
Generation and Marketing	156.8	115.7	254.7	208.3
Total operation expense	$252.8	$213.4	$463.7	$402.6

Allegheny Energy, Inc.

Operation expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The increase in operation expenses for Delivery and Services of $14.7 million for the six months ended June 30, 2002, was primarily due to increases in the following: salaries and wages; pension expense; outside services; uncollectible customer accounts receivable expense; and expenses related to the acquisition of Alliance Energy Services by Allegheny Ventures on November 1, 2001. The increase in operation expenses for Generation and Marketing of $41.1 million for the three months ended June 30, 2002, was primarily due to the Company recording charges of $38.3 million, before income taxes ($23.3 million, net of income taxes) for canceled generation capacity and expenses resulting from generation outages. The increase in operation expenses for Generation and Marketing of $46.4 million for the six months ended June 30, 2002, was primarily due to the charges to earnings for the canceled generation capacity, higher salaries and wages and employee benefits associated with the acquisition of the energy trading business on March 16, 2001, and the acquisition of the Midwest generating assets on May 3, 2001.

Depreciation and amortization expenses for the three and six months ended June 30, 2002 and 2001 were as follows:
Depreciation and Amortization Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)

Delivery and Services	$38.4	$36.9	$77.5	$ 74.3
Generation and Marketing	37.9	39.0	74.9	67.0
Total depreciation and
amortization expenses	$76.3	$75.9	$152.4	$141.3

Total depreciation and amortization expenses increased by $.4 million and $11.1 million for the three and six months ended June 30, 2002, primarily due to depreciation expenses related to the generating facilities in the Midwest that were acquired on May 3, 2001, partially offset by the elimination of goodwill amortization in 2002. Effective January 1, 2002, the Company adopted SFAS No. 142 and, accordingly, ceased the amortization of all goodwill. The Company had goodwill amortization of $8.1 million and $10.4 million for the three and six months ended June 30, 2001, respectively, which primarily related to its acquisitions of Mountaineer Gas on August 18, 2000, and the energy trading business on March 16, 2001.

Allegheny Energy, Inc.

Taxes other than income taxes for the three and six months ended June 30, 2002 and 2001 were as follows:

Taxes Other than Income Taxes

	Three Months Ended	Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)

Delivery and Services	$23.8	$30.2	$ 64.6	$ 64.1
Generation and Marketing	24.5	23.8	47.5	47.7
Total taxes other than income taxes	$48.3	$54.0	$112.1	$111.8

Taxes other than income taxes expense primarily include gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes. Total taxes other than income taxes decreased $5.7 million for the three months ended June 30, 2002, primarily due to the recognition of a $3.1 million Maryland coal credit.

Other Income and Expenses

Other income and expenses decreased $6.5 million for the three months ended June 30, 2002, primarily due to a charge of $9.2 million for unregulated investments determined to be impaired under SFAS No. 144. Other income and expenses increased by $5.1 million for the six months ended June 30, 2002 primarily due to gains of $14.3 million on the sale of land by Monongahela Power and West Penn and receipt of life insurance proceeds, partially offset by the charge of $9.2 million for the impaired unregulated investments. See Note 9 to the consolidated financial statements for additional details regarding the sale of the land.

Interest on long-term debt and other interest for the three and six months ended June 30, 2002 and 2001 were as follows:
Interest on Long-term Debt and Other Interest

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Millions of dollars)
Delivery and Services	$31.8	39.0	$64.4	79.9
Generation and Marketing	47.6	38.7	89.1	63.0
Elimination:
Delivery and Services intersegment interest	(.1)		(.3)
Generation and Marketing intersegment interest	(2.2)	(5.4)	(5.0)	(7.0)
Total interest on long-term debt and other interest	$77.1	$72.3	$148.2	$135.9

Allegheny Energy, Inc.

The increase in total interest on long-term debt and other interest of $4.8 million and $12.3 million for the three and six months ended June 30, 2002, respectively, resulted from increased average long-term debt outstanding. The increase in average long-term debt outstanding was primarily the result of Allegheny Energy Supply borrowing $380 million at 8.13 percent under a credit agreement in November 2001 and issuing $400 million of unsecured 7.80 percent notes in March 2001. In April 2002, Allegheny Energy Supply issued $650.0 million of 8.25 percent notes due April 15, 2012. Allegheny Energy Supply used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, which included a bridge loan for $550.0 million that was entered into in connection with the acquisition of 1,710 MW of generating assets in the Midwest (Midwest Assets), and for general corporate purposes.

The elimination between Delivery and Services and Generation and Marketing for 2002 and 2001 is to remove the effect of pollution control debt interest recorded by both Allegheny Energy Supply and Monongahela Power. Allegheny Energy Supply assumed the service obligation for the pollution control debt in conjunction with the transfer of Monongahela Power's Ohio and FERC jurisdictional generating assets. Monongahela Power continues to be a co-obligor with respect to this debt. In addition, the elimination is to remove the effect of interest expense on affiliated loans between Delivery and Services and Generation and Marketing.

Federal and State Income Taxes

Federal and state income taxes decreased by $81.4 million and $91.4 for the three and six months ended June 30, 2002, primarily due to decreased pre-tax earnings.

Minority Interest

Minority interest was $(1.0) million and $.3 million for the three and six months ended June 30, 2002, which primarily represented Merrill Lynch's 1.967-percent equity membership interest in Allegheny Energy Supply. In March 2001, Allegheny Energy Supply acquired an energy trading business for $489.2 million plus the issuance of a 1.967-percent equity membership interest in Allegheny Energy Supply. By order dated May 30, 2001, the Securities and Exchange Commission (SEC) authorized the issuance of an equity membership interest in Allegheny Energy Supply to Merrill Lynch. Effective June 29, 2001, the transaction was completed.

Cumulative Effect of Accounting Change

For the six months ended June 30, 2002, the Company completed its assessment of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The assessment determined that approximately $210 million of goodwill, primarily related to the acquisitions of Mountaineer Gas and West Virginia Power, was impaired. As a result, the Company recorded an after-tax charge of $130.5 million ($1.04 per share) as the cumulative effect of an accounting change as of January 1, 2002.

Allegheny Energy, Inc.

Allegheny Energy Supply had certain option contracts that met the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. In accordance with SFAS No. 133, Allegheny Energy Supply recorded a charge of $31.1 million against earnings, net of the related income taxes effect ($52.3 million, before income taxes) for these contracts as a change in accounting principle on January 1, 2001.

Other Comprehensive Income

Other comprehensive income includes available-for-sale securities and cash flow hedges. Other comprehensive income includes unrealized losses, net of income taxes, on available-for-sale securities of $.1 million and $.6 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, other comprehensive income includes unrealized losses for $1.0 million and $.4 million, respectively, on available-for-sale securities. In addition, other comprehensive income includes an unrealized gain, net of reclassification to earnings, income taxes, and minority interest, on cash flow hedges of $1.8 million for the second quarter of 2002 and an unrealized loss of $2.9 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, other comprehensive income includes unrealized losses, net of reclassification to earnings, income taxes, and minority interest, on cash flow hedges of $17.8 million and $4.6 million, respectively. See Notes 3 and 4 to the consolidated financial statements for additional information regarding other comprehensive income.

Financial Condition, Requirements, and Resources

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following information.

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

Allegheny Energy, Inc.

The Company's ability to meet its payment obligations under its indebtedness, fund capital expenditures, and maintain adequate direct and indirect credit support will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 28. The Company's future performance could affect its ability to maintain its investment grade credit rating.

The Company and Allegheny Energy Supply previously had 364-day credit facilities totaling $1.3 billion, which required them to maintain an investment grade credit rating. The failure of the borrower, or, in the case of one credit facility for $50 million, the borrower and Allegheny Energy Supply, to maintain an investment grade credit rating would have constituted an event of default as defined in the credit agreements.

In April 2002, the Company and Allegheny Energy Supply replaced those credit facilities with two new credit facilities, short-term debt, and long-term debt. The two new credit facilities totaling $965.0 million do not require the borrower, Allegheny Energy Supply, to maintain any given credit rating. These facilities do require the maintenance of a certain fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. Also in April 2002, Allegheny Energy Supply issued $650 million of 8.25 percent notes due April 15, 2012, and the Company issued short-term debt, in the form of commercial paper, for $50 million to replace the remaining credit facilities. As a result, the Company and Allegheny Energy Supply no longer have any credit facilities that require them to maintain an investment grade credit rating.

Allegheny Energy, Inc. and Allegheny Energy Supply have credit facilities and lease agreements that require the maintenance of certain fixed-charge coverage ratios, debt-to-capitalization ratios, and interest coverage ratios. Allegheny Energy, Inc. is required to maintain a .70 debt-to-capitalization ratio and Allegheny Energy Supply is required to maintain a .65 debt-to-capitalization ratio. Allegheny Energy, Inc. and Allegheny Energy Supply are both required to maintain a 2.0 fixed-charge coverage ratio and Allegheny Energy, Inc. is required to maintain a 2.0 interest coverage ratio. As of June 30, 2002, Allegheny Energy, Inc. and Allegheny Energy Supply were in compliance with the requirements.

Allegheny Energy Supply is required to provide collateral to certain energy trading counterparties. The amount of collateral required is affected by market price changes for electricity, natural gas, and other energy-related commodities and other factors. Such collateral might be in the form of letters of credit, cash deposits, or liquid securities. Any requirement to provide additional collateral in the future could have an adverse effect on the Company's liquidity. As of June 30, 2002, the Company had received $2.0 million of cash collateral from and provided $.4 million of cash collateral to counterparties involved in the Company's energy trading activities.

Allegheny Energy, Inc.

Allegheny Energy Supply's $965.0 million credit facilities are available for direct borrowing, commercial paper backstop, and letters of credit. As of June 30, 2002, Allegheny Energy Supply had borrowed $50.0 million under the credit facilities, issued $265.6 million of commercial paper, and had $169.2 million in letters of credit outstanding, leaving $480.2 million available under the credit facilities. As of June 30, 2002, Allegheny Energy Supply had also used all $15.0 million of an additional line of credit.

Allegheny Energy, Inc. and its regulated utility subsidiaries, including Allegheny Generating Company (AGC), also have credit facilities, or lines of credit, which provide for direct borrowings, a backstop to commercial paper programs, and the issuance of letters of credit to support general corporate purposes and energy trading activities. As of June 30, 2002, none of the $380.0 million lines of credit with banks were drawn. All of the available lines of credit were supporting commercial paper. Effective July 1, 2002, the lines of credit declined to $360.0 million.

As of June 30, 2002, Allegheny Energy, Inc. and its regulated utility subsidiaries, including AGC, had also executed letter of credit facilities to provide for additional capacity of $22.2 million. As of June 30, 2002, there was $22.2 million outstanding under these letter of credit facilities.

In summary, the Company had approximately $373.1 million of trade credit support commitments outstanding as of June 30, 2002, for energy trading activities, which included $169.2 million of letters of credit, $1.6 million of net cash deposits held, and $205.5 million of parent guarantees. As of December 31, 2001, the Company had approximately $400.5 million of trade credit support commitments for energy trading activities, which included $207.7 million of outstanding letters of credit, $12.3 million of net cash deposits posted, and $180.5 million of parent guarantees.

On August 8, 2002, Moody's Investors Service (Moody's) announced that it had placed its ratings of the Company and all of the Company's subsidiaries on review. Moody's also indicated in its press release that its review will focus on a number of factors, including the Company's weaker-than-expected operating cash flows and earnings, currently unfavorable power purchase and hedging arrangements, challenges to a key power sales agreement, and a deteriorating outlook for wholesale power markets, as well as the Company's plans for mitigating actions.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of the Company's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the ratings on West Penn's and Potomac Edison's senior unsecured debt were changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. On May 31, 2002, Fitch lowered the debt and preferred stock ratings of Monongahela Power. Monongahela Power's senior unsecured debt rating was changed to A- from A, the preferred stock rating was changed to BBB+ from A-, and their commercial paper rating was affirmed at F1.

Allegheny Energy, Inc.

On August 12, 2002, Fitch placed the ratings of Allegheny Energy, Inc., Allegheny Energy Supply, Monongahela Power, Potomac Edison, West Penn, and AGC, and Allegheny Energy Supply's special purpose entity Allegheny Energy Supply Statutory Trust 2001 (Allegheny Energy Supply Statutory Trust) on "Rating Watch Negative." Fitch indicated that the "Rating Watch Negative" affecting Allegheny Energy, Inc. and Allegheny Energy Supply reflects its concern over the tight liquidity position of both companies in 2002 and weakening credit protection measures resulting from unfavorable developments in the power markets. Ratings for Monongahela Power, Potomac Edison, West Penn, AGC, and Allegheny Energy Supply Statutory Trust were placed on "Rating Watch Negative" due to Fitch's policy regarding the notching of subsidiaries within a holding company group.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, AGC, and the Company's regulated subsidiaries. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.

Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends, was $40.0 million and $(101.3) million for the six months ended June 30, 2002 and 2001, respectively.

Cash flows from operations for the six months ended June 30, 2002, increased by $143.0 million versus the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company received cash of $95.1 million relating to estimated tax overpayments and net operating loss carrybacks generated in 2001. During the six months ended June 30, 2001, the Company made payments for income taxes of $77.5 million. The Company's cash flows from operations also include the results of its energy trading activities. For the six months ended June 30, 2002 and 2001, the energy trading activities resulted in approximately $22.3 million and $89.7 million of cash outflows, respectively. See "Operating Revenues" starting on page 38 for additional details regarding the cash outflows for the energy trading activities.

Cash flows used in investing for the six months ended June 30, 2002, decreased by $1.7 billion from the six months ended June 30, 2001. For the six months ended June 30, 2001, Allegheny Energy Supply paid $489.2 million for the acquisition of an energy marketing and trading business, $78.2 million for the acquisition of interest in the Conemaugh Generating Station, and $1.1 billion for the acquisition of three generating facilities in the Midwest. Construction expenditures during the six months ended June 30, 2002 and 2001 were $139.9 million and $196.9 million, respectively.

Allegheny Energy, Inc.

Cash flows provided by financing for the six months ended June 30, 2002, decreased by $1.8 billion from the six months ended June 30, 2001. This decrease was primarily due to a $205.8 million increase in the retirement of long-term debt, a $1.2 billion decrease in short-term debt financing, and a $659.5 million decrease in the proceeds from issuance of common stock.

Financing

Long-term Debt For the six months ended June 30, 2002, the Company made the following repayments and redemptions of long-term debt: West Penn Funding, LLC, repaid $35.8 million of transition bonds, Allegheny Energy Supply made repayments of $46.5 million on unsecured notes and redeemed $80.0 million of floating rate medium-term debt, West Penn redeemed $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS), and Allegheny Energy Supply and Monongahela Power redeemed $5.3 million of pollution control bonds per their original terms.

In April 2002, Allegheny Energy Supply issued $650.0 million of 8.25 percent notes due April 15, 2012. Allegheny Energy Supply used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, which included a bridge loan in the amount of $550.0 million that was entered into in connection with the acquisition of the Midwest Assets, and for general corporate purposes.

In April 2002, West Penn issued $80.0 million of 6.625 percent notes due April 15, 2012. In May 2002, West Penn used the net proceeds from the notes to redeem $70 million principal amount of 8.0 percent QUIDS due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

Short-term Debt Short-term debt decreased by $335.2 million during the first six months of 2002 to $903.5 million as of June 30, 2002, and consists of commercial paper borrowings of $838.5 million and lines of credit of $65.0 million.

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $4.4 million for the six months ended December 31, 2002, based on projected short-term borrowings.

Operating Lease Transactions In November 2001, Allegheny Energy Supply entered into an operating lease transaction in connection with the construction of a 628-MW natural gas-fired generating facility in St. Joseph County, Indiana. In July 2002, the Company announced the cancellation of two 44-MW simple-cycle combustion turbines. The reduced 540-MW combined-cycle facility is expected to be service in 2004. Accordingly, the Company plans to amend the lease to reduce commitments.

In April 2001, Allegheny Energy Supply entered into an operating equipment lease transaction structured to finance the purchase of turbines and transformers. In May 2002, this lease was terminated for $33.1 million and the equipment was used in the project with CONSOL Energy, Inc. that placed into operation an 88-MW generating facility in southwest Virginia.

Allegheny Energy, Inc.

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

Activities at the Federal Level

The U.S. House and Senate each have passed energy bills and a conference representing the two chambers is in the initial stages of reconciling the two pieces of legislation. A final conference report is expected to be one of the last matters to be dealt with by this Congress prior to adjournment, probably in September or October of 2002. Included in energy legislation passed by the Senate and favorably considered by the House are restructuring provisions including the repeal or significant revision of the Public Utility Holding Company Act of 1935 (PUHCA), which is an issue of primary importance to the Company. Among other issues that will be considered by the conference are revisions of Section 210 (Mandatory Purchase Provisions) of the PURPA and the possibility of a renewable portfolio standard mandate, resolution of transmission issues and possibly RTOs.

Congressional interest has increased concerning the replacement of the piecemeal federal approach to improving air quality with a more comprehensive strategy to regulate Clean Air Act pollutants - sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury. The current Administration has drafted and sent to Congress the Clear Skies legislation, which is its attempt at accomplishing this strategy. While its introduction so late in the session in all likelihood prevents meaningful action in this Congress, it is drawing serious debate and is expected to be reintroduced in 2003. Another pending proposal in the current Congress would require carbon dioxide (CO2) emission reductions. Legislation to regulate SO2, NOX, mercury, and CO2 was approved by the Senate Environment and Public Works Committee. However, a number of both political and technical impediments will likely prevent any further action before Congress adjourns this year.

Allegheny Energy, Inc.

Maryland Activities

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

Potomac Edison and other Maryland natural gas and electric utilities noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. The Court of Appeals, Maryland's highest court, assumed jurisdiction over the appeal. After the filing of briefs, the Court of Appeals heard oral arguments on January 8, 2002. On April 8, 2002, the Court of Appeals issued a decision reversing the Maryland PSC's order on procedural grounds. Also on April 8, 2002, the Maryland General Assembly passed a bill that nullifies the Court of Appeal's decision. The Governor signed the bill into law in May 2002. Various parties, including Potomac Edison and other Maryland natural gas and electric utilities, petitioned the Court of Appeals for additional argument and to the hear the case on the merits. The Court of Appeals then decided to hear additional arguments and the parties are submitting additional briefs.

The Maryland PSC also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison and has also docketed similar proceedings for Maryland's other natural gas and electric companies. Case No. 8868 is pending before a Maryland PSC Hearing Examiner. Since Case No. 8868 arises out of Maryland PSC's code of conduct order referred to above, action in Case No. 8868 appears to have slowed pending resolution of the actions by the Court of Appeals.

Allegheny Energy, Inc.

The Maryland PSC also initiated a proceeding, Case No. 8907, to investigate Potomac Edison's proposed revisions to its line extension charges and policies for non-residential customers. The Maryland PSC delegated the proceeding to the Hearing Examiner Division. The Hearing Examiner held a prehearing conference on January 10, 2002, and established a procedural schedule. Settlement discussions reached an impasse and Potomac Edison has withdrawn its filing and the Maryland PSC closed the proceeding. On June 25, 2002, Potomac Edison filed proposed revisions to its line extension charges and policies for residential customers. At an administrative meeting held August 7, 2002, the Maryland PSC voted to set the matter for hearing. A hearing date has not been announced.

Pennsylvania Activities

West Penn is involved in a proceeding before the Pennsylvania PUC to allow it to pass through certain increases in its state tax liability. See "Rate Matters" on page 32 for additional details.

Virginia Activities

The Virginia Electric Utility Restructuring Act (Restructuring Act) was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing. A report by the Virginia SCC on competitive metering is due on August 30, 2002. The Virginia SCC is considering comments on a report on consolidated billing services filed on May 24, 2002.

The Virginia SCC issued a report on August 1, 2002, on the aggregation of retail customers. The report recommended that competitive service providers be required to maintain a list of entities with whom it has a marketing relationship. The Virginia SCC also is examining potential revisions to its application process for the construction of generating stations and is considering opening a proceeding on issues pertaining to the interconnection of distributed generation facilities to electric distribution systems.

West Virginia Activities

On March 11, 2000, the West Virginia Legislature approved an electric restructuring plan that would open the State to full retail competition, but assigned tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition was made contingent upon the necessary tax changes being made and implementation being approved by the Legislature. Monongahela Power worked with the West Virginia PSC to transfer its generating assets to Allegheny Energy Supply pending implementation of the restructuring plan. No final legislative action was taken in 2001 or during this year's legislative session, and the current climate regarding restructuring makes it unlikely that the existing plan will be advanced. Accordingly, Allegheny Energy Supply no longer anticipates receiving the Monongahela Power's jurisdictional generating

Allegheny Energy, Inc.

assets pursuant to the previously approved restructuring plan. On June 28, 2002, the West Virginia PSC dismissed its electric restructuring case from its docket, and the Company cannot predict when the State may revisit electric deregulation. The Company is, however, currently in negotiations with the West Virginia PSC to transfer certain generating capacity from Monongahela Power to Allegheny Energy Supply.

Environmental Issues

The Environmental Protection Agency's (EPA) NOX State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 31, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of growth factors used to calculate the state NOX budgets. In January 2002, the EPA announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $244.7 million of capital costs during the 2002 through 2003 period to comply with these regulations.

Other Litigation

In the normal course of business, the Company and its subsidiaries become involved in various legal proceedings. The Company and its subsidiaries do not believe that the ultimate outcome of these proceedings will have a material effect on their results of operations, cash flows, or financial position. See Note 11 for additional information regarding environmental matters and litigation, including asbestos litigation and FERC and other proceedings in California.

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

Allegheny Energy, Inc.

The Company has a Corporate Energy Risk Policy adopted by its Board of Directors and monitored by a Risk Management Committee chaired by its Chief Executive Officer and composed of senior management. An independent risk management group within the Company actively measures and monitors the risk exposures to ensure compliance with the policy and that it is periodically reviewed.

To manage the Company's financial exposure to commodity price fluctuations in its energy trading, fuel procurement, power marketing, natural gas supply, and risk management activities, the Company routinely enters into contracts, such as electricity and natural gas purchase and sale commitments, to hedge its risk exposure. However, the Company does not hedge the entire exposure of its operations from commodity price volatility for a variety of reasons. To the extent the Company does not successfully hedge against commodity price volatility, its results of operations, cash flows, and financial position may be affected either favorably or unfavorably by a shift in the future price curves.

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

Allegheny Energy, Inc.

A portion of the Company's energy trading activities involves long-term structured transactions. Since January 1, 2002, the Company entered into certain long-term contracts as part of its energy trading activities that may affect its market risk exposure. Uncertainty regarding market conditions and commodity prices increases further into the future. The following contracts that extend beyond five years were added to the Company's energy trading portfolio during 2002:

- The Company has a long-term agreement with Kern River Gas Transmission   Company that will start in May 2003, under tariffs approved by the FERC.   These agreements, in part, provide for firm transportation of 45,112   thousand cubic feet (Mcf) of natural gas per day through April 30, 2018,   from southwest Wyoming to southern California; and

- In March 2002, the Company entered into a financial natural gas tolling   contract to sell 88 MW to Dominion Energy Marketing starting August 2002   through June 2009.

Credit Risk Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty's financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate netting of cash flows, associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. The Company's independent risk management group oversees credit risk. As of June 30, 2002, the Company has received $.4 million of cash collateral from counterparties involved in the Company's energy trading activities.

The Company is engaged in various energy trading activities in which counterparties primarily include electric and natural gas utilities, independent power producers, oil and natural gas exploration and production companies, energy marketers, and commercial and industrial customers. In the event the counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company has a concentration of customers in the electric and natural gas utility and oil and natural gas exploration and production industries. These concentrations in customers may affect the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. The following table provides the net fair value of commodity contract asset positions by counterparty credit quality for the Company at June 30, 2002:
Credit Quality*	Amount
(Millions of dollars)
Investment grade	$ 523.0
Non-investment grade	19.8
No external ratings:
Government agencies	1,278.6
Other	16.1
Total	$1,837.5
* Where a parent company provided a guarantee for a counterparty, the Company used the parent company's credit rating.

Allegheny Energy, Inc.

The net fair value of $1.3 billion, or 11.4 percent of the Company's total assets, for "No external ratings - Government agencies" mainly relates to Allegheny Energy Supply's power sales agreement with the CDWR, the department within the state government of California that is responsible for buying electricity for that state. As of June 30, 2002, the CDWR had not received a credit rating from an external, independent credit rating agency. On February 21, 2002, the California PUC approved a rate agreement with the CDWR in order for the CDWR to issue bonds to repay the state of California's general fund and other outstanding loans. The agreement would create two streams of revenue for the CDWR by establishing bond charges and power charges on electricity customers. Revenues from power charges will be used to pay the CDWR's operating expenses, including payment of its long-term power purchase agreements. Certain, as yet unspecified, operating expenses of the CDWR will be payable from the bond charge. The rate agreement would require the CDWR to use its best efforts to renegotiate its long-term power agreements and does not limit the ability of the California PUC or the CDWR to engage in litigation regarding those contracts. If the Company's agreement were renegotiated or if the CDWR failed for any reason to meet its obligations under this agreement, the value of the agreement as an asset might need to be reduced on the Company's consolidated balance sheet, with a corresponding reduction in net income. As of June 30, 2002, the CDWR has met all of its obligations under this agreement.

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

On April 25, 2002, in response to complaints filed by the California PUC and the CAEOB against Allegheny Energy Supply and numerous other suppliers, the FERC set for hearing the issue of whether the dysfunctional spot market in California had an adverse effect on the long-term, bilateral markets in California, including with respect to two contracts entered into between Allegheny Energy Supply and the CDWR, and if so, whether the effect was of such a magnitude to warrant modification of bilateral long-term contracts. The FERC also held that, with respect to the Allegheny Energy Supply contracts, the higher "public interest" standard, rather than the "just and reasonable" standard should apply. On July 23, 2002, the FERC denied various requests for rehearing of its April 25, 2002 Order. Allegheny Energy Supply cannot predict the outcome of this litigation.

Allegheny Energy, Inc.

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

In early August 2002, Enron sent a demand letter to Allegheny Energy Supply for approximately $26 million for a net payable from November 2001. Allegheny Energy Supply has asked Enron for clarification on its calculation including a determination of interest amounts. Allegheny Energy Supply has also provided its set-off position with Enron. Once Allegheny Energy Supply receives clarification from Enron, the parties will enter into negotiations regarding the settlement of all outstanding claims under the bankruptcy proceeding. Allegheny Energy Supply believes it will be able to set-off all outstanding exposures with the various Enron entities and come to a reasonable settlement of these claims.

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

Allegheny Energy, Inc.

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

The VaR amount represents the potential loss in fair value from the market risk sensitive positions described above over a one-day holding period with a 95-percent confidence level. As of June 30, 2002, the Company's VaR was $2.8 million, including its generating capacity and power sales agreements with its regulated utility subsidiaries. This VaR is lower than the Company's VaR at December 31, 2001, of $14.4 million. The change in VaR for the six months ended June 30, 2002, is primarily due to a reduction in the net open positions in the Company's energy marketing and trading portfolio and a change in the methodology used to compute the volatility of energy prices used in the VaR calculation. The Company also calculated VaR using the full term of all trading positions, but excluded its generating capacity and the provider of last resort retail load obligations of its regulated utility subsidiaries. This calculation includes positions beyond three years for which there is a limited, observable, liquid market. As a result, this calculation is based upon management's best estimates and modeling assumptions, which could materially differ from actual results. As of June 30, 2002, this calculation yielded a VaR of $10.1 million.

ALLEGHENY ENERGY, INC.

Part II - Other Information to Form 10-Q
for Quarter Ended June 30, 2002

ITEM 5. OTHER INFORMATION
        Exhibit 99.1 - Sarbanes-Oxley Act CEO/CFO Certification

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)     Exhibit 12 Computation of ratio of earnings to fixed charges.

(b)     Form 8-K Reporting Date - April 9, 2002
         Items Reported: Regulation FD Disclosure
           Item 9 - On April 8, 2002, Allegheny Energy Supply Company, LLC,
           completed the sale of $650 million 8.25 percent senior unsecured
           Notes due 2012.

        Form 8-K Reporting Date - April 22, 2002
         Items Reported: Other Events and Financial Statements and Exhibits
           Item 5 - Items related to West Penn Power Company's Registration
             Statement Form S-3
           Item 7 - Exhibits - Ex. 1(b) Debt Securities Standard Purchase
             Agreement Provisions, Ex. 4(a) First Supplemental Indenture dated as of April 22, 2002, Supplemental to Indenture dated as of May
             15, 1995, and Ex. 4(b) Note dated as of April 22, 2002, due
             April 15, 2012.

        Form 8-K Reporting Date - May 22, 2002
         Items Reported: Financial Statements and Exhibits and Regulation FD
          Disclosure
           Item 7 - Ex. 99.1 Press Release dated May 22, 2002 and Exhibit
             99.2 Affidavit of Michael P. Morrell.
           Item 9 - Regulation FD Disclosure

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ALLEGHENY ENERGY, INC.

                                              /s/ R. K. Clark

                                            RR. K. Clark, Vice President
                                               and Controller
                                             (Chief Accounting Officer)

August 14, 2002