Form 10-Q
period 2002-09-30
ALLEGHENY ENERGY INC
filed 2004-01-23
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number	Name of Registrant State of Incorporation Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-267	Allegheny Energy, Inc. (A Maryland Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5531602

333-72498	Allegheny Energy Supply Company, LLC (A Delaware Limited Liability Company) 4350 Northern Pike Monroeville, Pennsylvania 15146-2841 Telephone (412) 858-1600	23-3020481

1-5164	Monongahela Power Company (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392

1-3376-2	The Potomac Edison Company (A Maryland and Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5323955

1-255-2	West Penn Power Company (A Pennsylvania Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5480882

0-14688	Allegheny Generating Company (A Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-3079675

This combined Form 10-Q is separately filed by Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company. Information contained in the Form 10-Q relating to Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company is filed by such registrant on its own behalf. Each of Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc.	Yes ☒	No ☐
Allegheny Energy Supply Company, LLC	Yes ☐	No ☒
Monongahela Power Company	Yes ☐	No ☒
The Potomac Edison Company	Yes ☐	No ☒
West Penn Power Company	Yes ☐	No ☒
Allegheny Generating Company	Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of December 31, 2003:

Allegheny Energy, Inc.	126,969,238	($1.25 par value)
Allegheny Energy Supply Company, LLC	(a)
Monongahela Power Company	5,891,000	($50.00 par value)
The Potomac Edison Company	22,385,000	($0.01 par value)
West Penn Power Company	24,361,586	(no par value)
Allegheny Generating Company	1,000	($1.00 par value)

(a) The registrant is a limited liability company, the interests in which are not represented by shares.

GLOSSARY

I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc., also a holding company

AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy, Inc.

Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries

Allegheny Ventures	Allegheny Ventures, Inc., a non-utility, unregulated subsidiary of Allegheny Energy, Inc.

Alliance Energy Services	Alliance Energy Services, LLC, a former indirect subsidiary of Allegheny Ventures, Inc.

Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. The Distribution Companies do business as “Allegheny Power.”

Fellon-McCord	Fellon-McCord & Associates, Inc., a subsidiary of Allegheny Ventures, Inc.

Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.

Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company

Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.

West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

ARO	Asset retirement obligation

Borrowing Facilities	Agreements entered into on February 25, 2003, and March 13, 2003, by AE, AE Supply, Monongahela, and West Penn with various credit providers to refinance and restructure the majority of AE and AE Supply’s short-term debt

CAAA	Clean Air Act Amendments of 1990

CDWR	California Department of Water Resources

Clean Air Act	Clean Air Act of 1970

EITF	Emerging Issues Task Force

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission (an independent commission within the Department of Energy)

FIN	FASB Interpretation Number

FIN 45	FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”

FIN 46	FIN 46, “Consolidation of Variable Interest Entities”

GAAP	Generally Accepted Accounting Principles in the United States of America

KWh	Kilowatt-hour

LV Cogen	Las Vegas Cogeneration II

MW	Megawatt

MWh	Megawatt-hour

NSR	The New Source Performance Review Standards, or “New Source Review” applicable to facilities deemed “new” sources of emissions

PJM	PJM Interconnection, LLC, a regional transmission organization

PJM West	The commonly used name of the western extension of PJM Interconnection, LLC

PLR	Provider-of-last-resort

QUID	Quarterly Income Debenture

PURPA	Public Utility Regulatory Policies Act of 1978

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SFAS No. 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133,” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”

SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

T&D	Transmission and Distribution

Williams	Williams Energy Marketing and Trading Company

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ALLEGHENY ENERGY, INC.

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2002	2001	2002	2001
Total operating revenues	$537,136	$947,286	$2,326,834	$2,592,433
Cost of revenues:
Fuel consumed for electric generation	166,095	162,016	436,266	438,062
Purchased energy and transmission	75,060	92,763	265,498	222,318
Natural gas purchases	128,572	7,555	432,099	99,084
Deferred energy costs, net	(3,675)	1,959	10,908	(5,450)
Other	37,287	7,582	77,267	26,397

Total cost of revenues	403,339	271,875	1,222,038	780,411

Net revenues	133,797	675,411	1,104,796	1,812,022

Other operating expenses:
Workforce reduction expenses	104,170	—	104,170	—
Operation expense	218,704	212,248	714,084	614,804
Depreciation and amortization	77,359	79,445	233,226	220,696
Taxes other than income taxes	52,381	51,081	168,570	162,871

Total other operating expenses	452,614	342,774	1,220,050	998,371

Operating (loss) income	(318,817)	332,637	(115,254)	813,651

Other (expenses) and income, net (Note 11)	(34,867)	3,281	(27,844)	7,061

Interest charges and preferred dividends:
Interest on debt	81,183	74,782	229,176	210,680
Allowance for borrowed funds used during construction and interest capitalized	(3,610)	(2,816)	(9,485)	(6,684)
Dividends on preferred stock of subsidiaries	1,260	1,260	3,778	3,780

Total interest charges and preferred dividends	78,833	73,226	223,469	207,776

Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting changes	(432,517)	262,692	(366,567)	612,936

Federal and state income tax (benefit) expense	(164,883)	94,691	(141,563)	226,314

Minority interest	(4,618)	2,267	(4,602)	2,267

Consolidated (loss) income before cumulative effect of accounting changes	(263,016)	165,734	(220,402)	384,355
Cumulative effect of accounting changes, net of taxes of $ 79,596 and $ 21,139, respectively	—	—	(130,514)	(31,147)

Consolidated net (loss) income	$(263,016)	$165,734	$(350,916)	$353,208

Average basic common shares outstanding	125,691,877	124,866,568	125,460,716	118,434,527
Average diluted common shares outstanding	125,691,877	125,302,357	125,460,716	118,920,222

Basic (loss) earnings per share:
Consolidated (loss) income before cumulative effect of accounting changes	$(2.09)	$1.33	$(1.76)	$3.24
Cumulative effect of accounting changes, net	—	—	(1.04)	(0.26)

Consolidated net (loss) income	$(2.09)	$1.33	$(2.80)	$2.98

Diluted (loss) earnings per share:
Consolidated (loss) income before cumulative effect of accounting changes	$(2.09)	$1.32	$(1.76)	$3.23
Cumulative effect of accounting changes, net	—	—	(1.04)	(0.26)

Consolidated net (loss) income	$(2.09)	$1.32	$(2.80)	$2.97

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001
Cash flows from operations	$371,904	$194,265

Cash flows (used in) investing:
Acquisition of electric generating assets	—	(1,626,810)
Construction expenditures	(330,300)	(310,736)
Proceeds from sale of businesses and assets	16,556	—

	(313,744)	(1,937,546)
Cash flows from financing:
Proceeds from credit facilities, notes and bonds	735,960	407,094
Proceeds from issuance of common stock	—	669,381
Payments on credit facilities, notes and bonds	(352,399)	(86,260)
Cash dividends paid on common stock	(145,044)	(144,930)
Short-term debt, net	(100,582)	908,867
Other	1,252	—

	139,187	1,754,152

Net change in cash and temporary cash investments	197,347	10,871
Cash and temporary cash investments at January 1	37,980	18,021

Cash and temporary cash investments at September 30	$235,327	$28,892

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and temporary cash investments	$235,327	$37,980
Accounts receivable:
Billed:
Customer	355,799	344,539
Energy trading and other	114,532	44,611
Unbilled	123,741	169,612
Allowance for uncollectible accounts	(33,856)	(32,796)
Materials and supplies (at average cost):
Operating and construction	112,829	104,965
Fuel	115,013	82,390
Taxes receivable	155,628	103,105
Deferred income taxes	94,948	118,405
Commodity contracts	180,676	153,749
Prepaid taxes	66,292	56,107
Other, including current portion of regulatory assets	71,276	77,095

	1,592,205	1,259,762

Property, plant, and equipment:
In service, at original cost	10,908,356	10,660,177
Construction work in progress	423,031	426,706

	11,331,387	11,086,883
Accumulated depreciation	(4,421,391)	(4,233,868)

	6,909,996	6,853,015
Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	397,984	603,615
Benefit plans’ investments	71,495	102,078
Unregulated investments	58,497	66,422
Intangible assets	11,509	43,045
Other	4,315	4,135

	543,800	819,295
Deferred charges:
Commodity contracts	1,263,761	1,375,561
Regulatory assets	558,605	594,182
Other	111,065	130,647

	1,933,431	2,100,390

Total assets	$10,979,432	$11,032,462

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,138,146	$1,238,728
Long-term debt due within one year	425,643	353,054
Debentures, notes, and bonds reclassified to current	3,397,820	—
Accounts payable	438,949	368,148
Taxes accrued:
Federal and state	90,215	—
Other	82,733	99,393
Adverse power purchase commitments	20,080	24,839
Commodity contracts	335,064	370,252
Interest accrued	79,119	53,466
Other, including current portion of regulatory liabilities	165,577	187,982

	6,173,346	2,695,862

Long-term debt and QUIDS	115,960	3,200,421

Deferred credits and other liabilities:
Commodity contracts	509,425	398,689
Unamortized investment credit	97,785	102,589
Deferred income taxes	1,126,130	1,278,248
Obligation under capital leases	35,931	35,309
Regulatory liabilities	107,272	108,055
Adverse power purchase commitments	240,913	253,499
Other	217,688	145,830

	2,335,144	2,322,219

Minority interest	33,367	29,991

Preferred stock of subsidiary	74,000	74,000

Stockholders’ equity:
Common stock	157,890	156,596
Other paid-in capital	1,444,310	1,421,117
Retained earnings	639,661	1,152,487
Treasury stock	(243)	—
Accumulated other comprehensive loss	5,997	(20,231)

	2,247,615	2,709,969

Commitments and contingencies (Note 12)

Total liabilities and stockholders’ equity	$10,979,432	$11,032,462

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Total operating revenues	$(18,074)	$569,479	$670,229	$1,341,651

Cost of revenues:
Fuel consumed for electric generation	130,560	127,968	342,004	327,211
Purchased energy and transmission	28,500	76,313	127,035	190,764

Total cost of revenues	159,060	204,281	469,039	517,975

Net revenues	(177,134)	365,198	201,190	823,676

Other operating expenses:
Workforce reduction expenses	40,880	—	40,880	—
Operation expense	92,443	97,632	315,903	259,247
Depreciation and amortization	29,167	34,491	90,911	80,737
Taxes other than income taxes	13,802	16,389	49,075	50,681

Total other operating expenses	176,292	148,512	496,769	390,665

Operating (loss) income	(353,426)	216,686	(295,579)	433,011

Other (expenses) and income, net (Note 11)	(4,098)	702	(5,291)	4,938

Interest charges:
Interest on debt	40,111	35,001	115,421	78,593
Interest capitalized	(2,818)	(2,094)	(6,841)	(4,545)

Total interest charges	37,293	32,907	108,580	74,048

Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting change	(394,817)	184,481	(409,450)	363,901
Federal and state income tax (benefit) expense	(150,517)	65,872	(157,978)	129,044

Minority interest	1,062	962	3,117	3,646

Consolidated (loss) income before cumulative effect of accounting change	(245,362)	117,647	(254,589)	231,211
Cumulative effect of accounting change, net of tax of $ 21,139	—	—	—	(31,147)

Consolidated net (loss) income	$(245,362)	$117,647	$(254,589)	$200,064

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001
Cash flows (used in) operations	$(12,750)	$(120,058)

Cash flows (used in) investing:
Acquisition of generation assets	—	(1,548,612)
Construction expenditures	(177,166)	(132,573)

	(177,166)	(1,681,185)

Cash flows from financing:
Notes payable to parent and affiliates	(194,850)	399,300
Proceeds from credit facilities	644,618	396,580
Payments on credit facilities, notes and bonds	(158,095)	—
Short-term debt, net	117,251	747,737
Parent company contribution	1,950	271,850
Dividends paid to minority shareholder	(98,033)	(5,835)

	312,841	1,809,632

Net change in cash and temporary cash investments	122,925	8,389
Cash and temporary cash investments at January 1	20,909	420

Cash and temporary cash investments at September 30	$143,834	$8,809

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and temporary cash investments	$143,834	$20,909
Accounts receivable:
Billed:
Customer	147,476	98,522
Energy trading and other	32,374	16,175
Unbilled	3,541	1,264
Allowance for uncollectible accounts	(1,935)	(2,400)
Accounts receivable due from affiliates, net	23,661	53,239
Materials and supplies (at average cost):
Operating and construction	55,968	52,757
Fuel	57,604	41,240
Taxes receivable	245,670	93,782
Deferred income taxes	75,503	95,389
Prepaid taxes	24,051	16,740
Commodity contracts	180,676	153,749
Other	7,767	4,770

	996,190	646,136

Property, plant, and equipment:
In service, at original cost	5,215,519	5,090,190
Construction work in progress	265,973	261,400

	5,481,492	5,351,590
Accumulated depreciation	(2,052,200)	(1,958,613)

	3,429,292	3,392,977

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Unregulated investments	28,658	7,104
Other	—	1

	395,945	374,392

Deferred charges:
Commodity contracts	1,263,761	1,375,562
Other	66,576	49,117

	1,330,337	1,424,679

Total assets	$6,151,764	$5,838,184

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
LIABILITIES AND MEMBERS’ EQUITY:
Current liabilities:
Short-term debt	$803,146	$685,895
Long-term debt due within one year	287,693	219,108
Debentures, notes and bonds reclassified to current	1,456,906	—
Notes payable to affiliates	—	387,850
Accounts payable	248,281	178,299
Taxes accrued:
Federal and state	115,601	—
Other	28,285	24,120
Commodity contracts	336,960	372,646
Interest accrued	43,527	23,055
Other	39,743	39,695

	3,360,142	1,930,668

Long-term debt	91,713	1,130,041

Deferred credits and other liabilities:
Commodity contracts	514,000	406,414
Unamortized investment credit	62,291	64,035
Deferred income taxes	677,682	718,045
Other	38,297	33,819

	1,292,270	1,222,313

Minority interest	31,182	30,476

Members’ equity	1,376,457	1,524,686

Commitments and contingencies (Note 12)

Total liabilities and members’ equity	$6,151,764	$5,838,184

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Total operating revenues	$202,085	$202,426	$664,280	$707,790

Cost of revenues:
Fuel consumed for electric generation	35,534	34,048	94,262	106,863
Purchased energy and transmission	39,024	36,430	120,285	90,619
Natural gas purchases	11,799	7,555	85,740	91,100
Deferred energy costs, net	(4,403)	—	7,824	—

Total cost of revenues	81,954	78,033	308,111	288,582

Net revenues	120,131	124,393	356,169	419,208

Other operating expenses:
Workforce reduction expenses	28,566	—	28,566	—
Operation expense	63,576	55,299	187,427	177,087
Depreciation and amortization	18,682	18,957	56,016	59,978
Taxes other than income taxes	14,553	13,753	46,837	47,639

Total other operating expenses	125,377	88,009	318,846	284,704

Operating (loss) income	(5,246)	36,384	37,323	134,504

Other income, net (Note 11)	737	1,459	5,481	5,120

Interest charges:
Interest on debt	12,861	13,185	39,427	39,716
Allowance for borrowed funds used during construction and interest capitalized	(700)	(524)	(2,356)	(1,517)

Total interest charges	12,161	12,661	37,071	38,199

Consolidated (loss) income before income taxes and cumulative effect of accounting change	(16,670)	25,182	5,733	101,425
Federal and state income tax (benefit) expense	(7,513)	7,150	1,828	33,967

Consolidated (loss) income before cumulative effect of accounting change	(9,157)	18,032	3,905	67,458
Cumulative effect of accounting change, net of taxes of $79,596	—	—	(115,437)	—

Consolidated net (loss) income	$(9,157)	$18,032	$(111,532)	$67,458

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY, AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001
Cash flows from operations	$128,591	$152,267

Cash flows (used in) investing:
Construction expenditures (less allowance for other than borrowed funds used during construction)	(70,155)	(71,447)
Proceeds from sale of businesses and assets	3,126	—

	(67,029)	(71,447)

Cash flows (used in) financing:
Payments on credit facilities, notes, and bonds	(26,764)	(40,000)
Short-term debt, net	(14,350)	(1,871)
Notes receivable from affiliates	47,750	22,001
Dividends paid on:
Preferred stock	(3,777)	(3,778)
Common stock	(21,797)	(52,783)

	(18,938)	(76,431)

Net change in cash and temporary cash investments	42,624	4,389
Cash and temporary cash investments at January 1	4,439	3,658

Cash and temporary cash investments at September 30	$47,063	$8,047

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY, AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and temporary cash investments	$47,063	$4,439
Accounts receivable:
Billed:
Customer	50,970	62,043
Other	4,043	3,549
Unbilled	34,241	53,759
Allowance for uncollectible accounts	(5,681)	(6,300)
Notes receivable due from affiliates	43,753	91,503
Materials and supplies (at average cost):
Operating and construction	19,452	18,322
Fuel, including stored gas	54,428	41,149
Taxes receivable	14,987	5,540
Prepaid taxes	27,416	23,856
Other, including current portion of regulatory assets	15,836	17,210

	306,508	315,070
Property, plant, and equipment:
In service, at original cost	2,466,170	2,420,638
Construction work in progress	79,681	70,103

	2,545,851	2,490,741
Accumulated depreciation	(1,181,462)	(1,139,904)

	1,364,389	1,350,837
Investments and other assets:
Investment in Allegheny Generating Company	31,226	30,476
Excess of cost over net assets acquired (Goodwill)	—	195,033
Other	3,483	3,381

	34,709	228,890
Deferred charges:
Regulatory assets	87,621	100,750
Unamortized loss on reacquired debt	11,616	12,442
Other	8,819	9,164

	108,056	122,356

Total assets	$1,813,662	$2,017,153

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY, AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Short-term debt	$—	$14,350
Long-term debt due within one year	65,923	30,408
Notes, and bonds reclassified to current	693,398	—
Accounts payable	78,532	63,587
Accounts payable to affiliates, net	26,249	15,718
Taxes accrued:
Federal and state	14,503	—
Other	36,866	39,085
Interest accrued	16,706	14,918
Other	21,451	9,980

	953,628	188,046

Long-term debt and QUIDS	28,479	784,261

Deferred credits and other liabilities:
Unamortized investment credit	7,423	9,034
Deferred income taxes	158,571	238,751
Obligations under capital leases	11,988	11,567
Regulatory liabilities	48,314	49,509
Notes payable to affiliates	15,725	15,812
Other	17,528	16,579

	259,549	341,252

Preferred stock	74,000	74,000

Stockholder’s equity:
Common stock	294,550	294,550
Other paid-in capital	105,760	100,242
Retained earnings	97,696	234,802

	498,006	629,594

Commitments and contingencies (Note 12)

Total liabilities and stockholder’s equity	$1,813,662	$2,017,153

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Total operating revenues	$218,846	$221,682	$640,924	$654,761

Cost of revenues:
Purchased energy and transmission	156,529	145,804	447,087	446,435
Deferred energy costs, net	727	1,959	3,084	(5,450)

Total cost of revenues	157,256	147,763	450,171	440,985

Net revenues	61,590	73,919	190,753	213,776

Other operating expenses:
Workforce reduction expenses	12,793	—	12,793	—
Operation expense	25,527	24,783	77,283	72,894
Depreciation and amortization	9,341	8,270	26,999	24,874
Taxes other than income taxes	5,319	8,523	23,279	26,322

Total other operating expenses	52,980	41,576	140,354	124,090

Operating income	8,610	32,343	50,399	89,686

Other (expenses) and income, net (Note 11)	(160)	114	478	(275)

Interest charges:
Interest on debt	8,916	8,785	25,249	26,408
Allowance for borrowed funds used during construction and interest capitalized	(25)	(54)	24	(202)

Total interest charges	8,891	8,731	25,273	26,206

Consolidated (loss) income before income taxes	(441)	23,726	25,604	63,205

Federal and state income tax (benefit) expense	(142)	9,107	8,250	20,286

Consolidated net (loss) income	$(299)	$14,619	$17,354	$42,919

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY, AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001
Cash flows from operations	$84,175	$86,540

Cash flows (used in) investing:
Construction expenditures	(33,942)	(38,000)

Cash flows (used in) financing:
Short-term debt, net	(24,197)	8,453
Notes payable to affiliates	(5,300)	—
Dividends on common stock to parent	(18,356)	(60,216)

	(47,853)	(51,763)

Net change in cash and temporary cash investments	2,380	(3,223)
Cash and temporary cash investments at January 1	1,608	4,685

Cash and temporary cash investments at September 30	$3,988	$1,462

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY, AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and temporary cash investments	$3,988	$1,608
Accounts receivable:
Billed:
Customer	57,810	52,969
Other	7,590	3,084
Unbilled	29,556	37,071
Allowance for uncollectible accounts	(5,340)	(4,731)
Materials and supplies (at average cost)	13,511	11,407
Taxes receivable	3,038	7,834
Deferred income taxes	4,612	4,791
Prepaid taxes	10,016	15,435
Other	1,414	1,151

	126,195	130,619
Property, plant, and equipment:
In service, at original cost	1,459,303	1,428,952
Construction work in progress	13,801	18,075

	1,473,104	1,447,027
Accumulated depreciation	(559,770)	(538,301)

	913,334	908,726

Investments and other assets	273	303

Deferred charges:
Regulatory assets	41,902	54,081
Unamortized loss on reacquired debt	11,155	11,756
Other	5,144	4,959

	58,201	70,796

Total assets	$1,098,003	$1,110,444

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY, AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$24,197
Notes and bonds reclassified to current	415,969	—
Notes payable to affiliates	28,100	33,400
Accounts payable	15,565	16,066
Accounts payable to affiliates, net	55,812	38,609
Taxes accrued:
Federal and state income	6,277	—
Other	13,392	23,768
Deferred energy costs	2,229	6,687
Interest accrued	10,772	5,011
Other	8,924	6,595

	557,040	154,333

Long-term debt	—	415,797

Deferred credits and other liabilities:
Unamortized investment credit	8,831	9,570
Deferred income taxes	112,519	109,748
Obligations under capital leases	9,955	9,218
Regulatory liabilities	21,574	20,377
Other	7,792	8,144

	160,671	157,057

Stockholder’s equity:
Common stock	224	224
Other paid-in capital	220,698	222,661
Retained earnings	159,370	160,372

	380,292	383,257

Commitments and contingencies (Note 12)

Total liabilities and stockholder’s equity	$1,098,003	$1,110,444

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Total operating revenues	$296,988	$272,801	$858,916	$833,958

Cost of revenues:
Purchased energy and transmission	172,300	158,466	505,567	475,363

Net revenues	124,688	114,335	353,349	358,595

Other operating expenses:
Workforce reduction expenses	19,975	—	19,975	—
Operation expense	33,212	35,222	120,424	103,173
Depreciation and amortization	19,146	17,473	56,237	52,434
Taxes other than income taxes	18,193	12,331	48,050	37,709

Total other operating expenses	90,526	65,026	244,686	193,316

Operating income	34,162	49,309	108,663	165,279

Other (expenses) and income, net (Note 11)	(964)	831	15,199	2,531

Interest charges:
Interest on debt	11,658	12,652	35,993	39,126
Allowance for borrowed funds used during construction	(68)	(143)	(311)	(423)

Total interest charges	11,590	12,509	35,682	38,703

Consolidated income before income taxes	21,608	37,631	88,180	129,107

Federal and state income tax expense	6,300	12,185	28,504	44,559

Consolidated net income	$15,308	$25,446	$59,676	$84,548

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY, AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001
Cash flows from operations	$133,222	$143,230

Cash flows (used in) investing:
Construction expenditures	(46,663)	(47,549)
Proceeds from sale of land	13,429	—

	(33,234)	(47,549)

Cash flows (used in) financing:
Payments of notes and bonds	(156,409)	(46,248)
Proceeds from long-term debt	79,690	—
Notes receivable from affiliates	4,750	38,600
Notes payable to affiliates	15,650	—
Dividends paid on common stock to parent	(40,440)	(90,138)

	(96,759)	(97,786)

Net change in cash and temporary cash investments	3,229	(2,105)
Cash and temporary cash investments at January 1	6,257	6,116

Cash and temporary cash investments at September 30	$9,486	$4,011

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY, AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and temporary cash investments	$9,486	$6,257
Accounts receivable:
Billed:
Customer	82,424	75,415
Other	5,646	5,748
Unbilled	56,402	66,542
Allowance for uncollectible accounts	(17,085)	(16,540)
Notes receivable due from affiliates	—	4,750
Materials and supplies (at average cost)	17,409	16,346
Taxes receivable	8,859	—
Deferred income taxes	10,956	16,792
Prepaid taxes	4,694	—
Regulatory assets	28,343	27,418
Other	3,082	2,790

	210,216	205,518
Property, plant, and equipment:
In service, at original cost	1,714,433	1,670,821
Construction work in progress	27,819	42,569

	1,742,252	1,713,390
Accumulated depreciation	(612,838)	(585,417)

	1,129,414	1,127,973
Investments and other assets	199	259

Deferred charges:
Regulatory assets	419,232	429,502
Unamortized loss on reacquired debt	4,149	2,723
Other	8,690	9,249

	432,071	441,474

Total assets	$1,771,900	$1,775,224

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY, AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Long-term debt due within one year	$74,877	$103,845
Notes and bonds reclassified to current	528,751	—
Notes payable to affiliates	15,650	—
Accounts payable	27,375	32,267
Accounts payable to affiliates, net	80,306	36,348
Taxes accrued:
Federal and state income	11,317	2,010
Other	3,681	11,340
Interest accrued	4,627	1,705
Adverse power purchase commitments	20,080	24,839
Other	14,176	10,202

	780,840	222,556

Long-term debt and QUIDS	—	574,647

Deferred credits and other liabilities:
Unamortized investment credit	19,240	19,951
Deferred income taxes	249,844	243,456
Obligations under capital leases	11,739	12,260
Regulatory liabilities	14,471	15,255
Adverse power purchase commitments	240,913	253,499
Other	8,769	10,287

	544,976	554,708
Stockholder’s equity:
Common stock	65,842	65,842
Other paid-in-capital	247,774	244,239
Retained earnings	132,468	113,232

	446,084	423,313

Commitments and contingencies (Note 12)

Total liabilities and stockholder’s equity	$1,771,900	$1,775,224

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY GENERATING COMPANY

Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Affiliated operating revenues	$16,222	$15,451	$47,748	$49,961

Operating expenses:
Workforce reduction expenses	17	—	17	—
Operation expense	1,504	764	3,941	3,831
Depreciation	4,247	4,242	12,741	12,727
Taxes other than income taxes	904	885	2,717	2,642

Total operating expenses	6,672	5,891	19,416	19,200

Operating income	9,550	9,560	28,332	30,761

Other income, net	4	—	5	6

Interest on debt	3,057	3,120	8,807	9,586

Income before income taxes	6,497	6,440	19,530	21,181

Federal and state income tax expense	1,890	2,428	5,978	6,986

Net income	$4,607	$4,012	$13,552	$14,195

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY GENERATING COMPANY

Condensed Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2002	2001
Cash flows from operations	$24,736	$29,749

Cash flows (used in) investing:
Construction expenditures	(1,395)	(1,106)

Cash flows (used in) financing:
Notes payable to affiliate	(62,850)	(38,600)
Notes payable to parent	—	(12,250)
Proceeds from notes payable	—	46,194
Short-term debt, net	55,000	—
Cash dividends paid on common stock	(10,500)	(24,000)

	(18,350)	(28,656)
Net change in cash and temporary cash investments	4,991	(13)
Cash and temporary cash investments at January 1	11	50

Cash and temporary cash investments at September 30	$5,002	$37

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY GENERATING COMPANY

Balance Sheets

	Unaudited
(In thousands)	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and temporary cash investments	$5,002	$11
Accounts receivable from parents/affiliates, net	—	2,160
Materials and supplies (at average cost)	2,223	2,214
Other	455	328

	7,680	4,713

Property, plant, and equipment:
In service, at original cost	829,428	829,438
Construction work in progress	4,036	2,639

	833,464	832,077
Accumulated depreciation	(273,844)	(261,111)

	559,620	570,966

Deferred charges:
Regulatory assets	9,849	9,849
Unamortized loss on reacquired debt	5,518	5,968
Other	331	136

	15,698	15,953

Total assets	$582,998	$591,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$55,000	$—
Long-term debt due within one year	50,000	—
Debentures reclassified as current	99,245	—
Notes payable to affiliates	—	62,850
Accounts payable	473	7
Accounts payable to affiliates	2,371	—
Taxes accrued:
Federal and state	1,262	982
Other	1,019	—
Interest accrued	871	3,229
Other	2	—

	210,243	67,068

Long-term debt	—	149,159

Deferred credits and other liabilities:
Unamortized investment credit	41,563	42,553
Deferred income taxes	172,556	177,268
Regulatory liabilities	22,914	22,914

	237,033	242,735

Stockholders’ equity:
Common stock	1	1
Other paid-in capital	132,669	132,669
Retained earnings	3,052	—

	135,722	132,670

Total liabilities and stockholders’ equity	$582,998	$591,632

See accompanying Combined Notes to Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

September 30, 2002

(UNAUDITED)

The notes to the consolidated financial statements that follow are a combined presentation for Allegheny and its subsidiary registrants. The following chart indicates the registrants to which the footnotes apply:

Note	Allegheny	AE Supply	Monongahela	Potomac Edison	West Penn	AGC
1. Basis of Interim Presentation	X	X	X	X	X	X

2. Debt Covenants and Liquidity Strategy	X	X	X	X	X	X

3. Energy Trading Activities	X	X

4. Goodwill and Other Intangible Assets	X	X	X	X	X	X

5. Workforce Reduction Expenses	X	X	X	X	X	X

6. Derivative Instruments and Hedging Activities	X	X

7. Other Comprehensive Income	X	X

8. Business Segments	X		X

9. Accounting for the Effects of Price Deregulation	X				X

10. Earnings per Share	X

11. Other Income and Expenses, Net	X	X	X	X	X

12. Commitments and Contingencies	X	X	X	X	X

13. Subsequent Events	X	X	X

ALLEGHENY ENERGY, INC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy, Inc. (AE), together with its consolidated subsidiaries (Allegheny) delayed the filing of its various reports including the annual report on Form 10-K for 2002 and quarterly reports on Form 10-Q for the third quarter of 2002 and the first, second and third quarters of 2003, with the United States Securities and Exchange Commission (SEC), as the result of a comprehensive accounting review of its financial processes, records, and internal controls. As discussed in greater detail in Part I, Item 4, Controls and Procedures, below, this quarterly report on Form 10-Q for the periods ended September 30, 2002 is being filed subsequent to the 2002 Annual Report on Form 10-K (filed with the SEC on September 25, 2003) as well as Forms 10-Q for the periods ended March 31, 2003 and June 30, 2003 (filed with the SEC on December 19, 2003). This document should be read in conjunction with the Annual Reports on Form 10-K for both 2002 and 2001.

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted, and management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the consolidated results of operations for the three and nine months ended September 30, 2002, and 2001; cash flows for the nine months ended September 30, 2002, and 2001; and financial position at September 30, 2002, and December 31, 2001. Because of the seasonal nature of Allegheny’s utility operations at Monongahela, Potomac Edison, and West Penn, results for the three and nine months ended September 30, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For more information on the seasonal nature, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in Allegheny’s 2002 Annual Report on Form 10-K.

Certain amounts in the December 31, 2001, consolidated balance sheets for Allegheny, AE Supply, and West Penn have been reclassified for comparative purposes. Additionally, certain amounts in the consolidated statements of operations for the three and nine month periods ended September 30, 2001, for Allegheny have been reclassified for comparative purposes.

As discussed in Item 8, Note 2, Comprehensive Financial Review and Note 24, Quarterly Financial Information, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Allegheny, and Note 2, Comprehensive Financial Review and Note 21, Quarterly Financial Information, for AE Supply and Monongahela, Note 2, Comprehensive Financial Review and Note 16, Quarterly Financial Information, for Potomac Edison, and Note 2, Comprehensive Financial Review and Note 14, Quarterly Financial Information for West Penn, Allegheny conducted a comprehensive financial review, and as a result identified accounting adjustments that were recorded in the first and second quarters of 2002. Accordingly, the first and second quarters of 2002 have been restated and all adjustments are reflected in the nine month period included herein.

Federal and State Income Taxes. The provisions for income tax (benefit) expense for (loss) earnings from operations result in an effective income tax rate, which differs from the federal statutory rate of 35 percent principally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

NOTE 2: DEBT COVENANTS AND LIQUIDITY STRATEGY

Debt Covenants

In October 2002, Allegheny announced that AE, AE Supply, and AGC were in default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. The request for additional collateral resulted from a downgrade in Allegheny’s credit rating below investment grade by Moody’s Investors Services, Inc. During the period November 2002 through February 2003, AE, AE Supply, and AGC obtained waivers of, and amended, certain covenants to these principal credit facilities. The total debt classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” in the accompanying consolidated balance sheets related to such defaults was approximately $3,397.8 million at September 30, 2002. See the discussion below concerning other defaults on additional long-term debt that also resulted in the classification of that debt as current.

Allegheny refinanced existing debt and issued new debt, on February 25, 2003 and March 13, 2003 as the result of its entry into the Borrowing Facilities, as described below. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for both Allegheny and AE Supply for additional information regarding the Borrowing Facilities. Issuance costs associated with the Borrowing Facilities totaled $46.6 million, of which $46.3 million has been deferred and will be amortized using the effective interest rate method over the life of the Borrowing Facilities.

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply’s short-term debt.

The following is a summary of the terms of the Borrowing Facilities:

1.	Facilities at AE, Monongahela and West Penn:

•	A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bear interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank’s base rate plus four percent. This facility requires quarterly amortization payments of $7.5 million;

•	A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank’s base rate plus four percent and was retired in July 2003; and

•	A $10.0 million unsecured credit facility at Monongahela. This facility was subsequently renegotiated as part of a $55 million revolving facility of which $53.6 million was drawn. See Note 13, Subsequent Events, below, for additional information.

2.	Facilities at AE Supply:

•	A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bear initial interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility is 10.5 percent. This facility requires amortization payments of approximately $23.6 million in September 2004 and $117.8 million in December 2004, and matures in April 2005;

•	A $470.0 million credit facility, of which $420.0 million was drawn down and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus six percent or a designated money center bank’s base rate plus a margin of five percent. This facility requires an amortization payment of $250.0 million in December 2003, which was paid, and payment of the balance of $170.0 million in September 2004; and

•	A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply’s new generating facility in Springdale, Pennsylvania, and which is secured by a combination of that facility and substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the portion secured by substantially all of AE Supply’s assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, $32.2 million in December 2004, and matures in April 2005.

In addition, $380.0 million of indebtedness related to the discontinued St. Joseph, Indiana generating project, in the form of A-Notes, was restructured and assumed by AE Supply. Of this debt, $343.7 million is secured by substantially all of the assets of AE Supply, other than its new generating facility in Springdale, Pennsylvania. The secured portion of this debt bears an interest rate of 10.25 percent, and the unsecured portion bears interest at 13.0 percent. This debt matures in November 2007.

The $420.0 million borrowed by AE Supply under the $470.0 million facility represents new liquidity. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply’s generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit.

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A-Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR-based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank’s base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A-Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility and the A-Note debt are approximately $94.3 million, $175.8 million, and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A-Notes. Of the total, either AE Supply’s new generating facility in Springdale, Pennsylvania or substantially all of AE Supply’s assets secured $1,927.2 million. A covenant in AE Supply’s public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply’s ability to borrow additional funds until outstanding secured debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply’s credit ratings. Should AE Supply’s credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

Allegheny is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	fixed-charge coverage ratio of 1.10 through the first quarter of 2005; and

•	maximum debt-to-capital ratio of 75 percent in 2003 and 72 percent in 2004 and the first quarter of 2005.

AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

•	interest coverage ratio of not less than 0.75 through June 30, 2003, increasing to 1.10 by December 31, 2003, 1.50 by December 31, 2004, through the first quarter of 2005; and

•	minimum net worth of $800.0 million (subject to downward adjustment under specific circumstances).

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003. Effective December 22, 2003, Allegheny and AE Supply received additional waivers of financial tests for the fourth quarter of 2003.

The Borrowing Facilities also have provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:

•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;

•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of any sale of AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;

•	50 percent of Allegheny’s (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and

•	50 percent of AE Supply’s excess cash flow (as defined in the Borrowing Facilities).

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

Substantially all of the debt of AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC remains classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” as the result of noncompliance with certain financial reporting covenants. Allegheny and AE Supply have obtained waivers of these covenants for each of the quarterly reporting periods through, and including, September 30, 2003. For the debt obligations at Monongahela, Potomac Edison, West Penn, and AGC, the classification as current is the result of noncompliance with certain reporting requirements in their various indenture agreements. See Item 8, Note 3, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Monongahela, Potomac Edison, and West Penn, and Item 8, Note 2, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AGC for additional information regarding the nature of these financial reporting covenant violations.

The debt holders have not provided Monongahela, Potomac Edison, West Penn, and AGC with any notices of default under the agreements. Such notices, if received, would allow Monongahela, Potomac Edison, West Penn, and AGC either 30 or 60 days to cure their respective noncompliance before the debt holders could accelerate the due dates of the debt obligations.

On September 29, 2003, Mountaineer obtained waivers with respect to its Note Purchase Agreements extending the respective agreements’ covenant due dates for its 2002 annual audited financial statements until October 31, 2003. Also, Mountaineer has obtained waivers from its obligation to deliver unaudited financial statements to the noteholders for the first, second, and third quarters of 2003. Mountaineer provided its 2002 annual audited financial statements to noteholders on October 31, 2003. Mountaineer provided its first quarter 2003 financial statements to the noteholders on December 30, 2003. Mountaineer is required to deliver the second and third quarter 2003 unaudited financial statements to the noteholders by January 29, 2004.

Liquidity Strategy

Allegheny has prepared its financial statements assuming that it will continue as a going concern. However, Allegheny’s noncompliance with certain of its reporting obligations under its debt covenants (described above) and the resultant classification of certain debt as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on its 2002 financial statements, contained within the 2002 Annual Report on Form 10-K, that indicates there is substantial doubt about Allegheny’s ability to continue as a going concern (a “Going Concern” opinion). The 2002 financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Allegheny is in the process of preparing its Quarterly Report on Form 10-Q for the period ended September 30, 2003, and will file such report as soon as it is available. Thereafter, Allegheny plans to file its subsequent public financial reports on a timely basis.

Allegheny has adopted a long-term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy will be a significant challenge, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny’s operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition. These steps include substantial senior management changes; completion of key financing transactions, including the refinancing of principal credit facilities (as discussed above); exiting from Western United States energy markets; refocusing trading activities; asset sales; restructuring and cost reduction initiatives; and improving internal controls and reporting.

Private Placement: On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents’ commissions) from the issuance to a wholly-owned special purpose finance subsidiary of AE, Allegheny Capital Trust I (Capital Trust), of units consisting of $300 million principal amount of 11 7/8 percent Notes due 2008 and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the notes and may be exercised only through the tender of the notes. The finance subsidiary obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8 percent Mandatorily-Convertible Trust Preferred Securities to investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of notes and may direct the exercise of warrants stapled to the notes in order to convert the preferred securities into AE common stock. AE fully and unconditionally guarantees Capital Trust’s payment obligations under the preferred securities. Allegheny’s consolidated balance sheets will reflect the Notes as long-term debt. The Notes and AE’s guarantee of Capital Trust’s payment obligations are subordinated only to indebtedness arising under the agreements governing certain of AE’s indebtedness under the Borrowing Facilities.

Exiting from Western United States Energy Markets: Allegheny worked throughout 2003 to accomplish AE Supply’s effective exit from the Western United States energy markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny’s new business model.

Renegotiation and Sale of CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contracts with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004-2011, which in turn substantially reduced the value of the contract. (See Item 8, Notes 26 and 23, Commitments and Contingencies, of AE’s and AE Supply’s 2002 Annual Report on Form 10-K, respectively, under “Other Litigation-Settlement of Litigation Related to Power Supply Contracts with the CDWR” and Item 8, Notes T and P, Subsequent Events, for AE and AE Supply, respectively, in their 2001 Annual Report on Form 10-K, for additional information.) On September 15, 2003, Allegheny completed the sale of the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny has applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in

March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. This arrangement is intended to enhance AE Supply’s ability to refinance certain unsecured borrowings. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements. When the escrowed funds are released, approximately $50 million will be added to the pledged account and AE Supply will receive the balance. The remaining $15 million of sale proceeds have been used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

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

In September 2003, AE Supply exited the Western United States energy trading markets. As a result, Allegheny recorded a net loss of approximately $101.6 million and $520 million for the three and nine months ended September 30, 2003, respectively. This loss is recorded as a component of net revenues in the consolidated statements of operations for the three and nine months ended September 30, 2003. This loss was determined without including the approximately $71 million of sale proceeds that were placed in escrow pending Allegheny’s fulfillment of certain post-closing requirements.

Refocusing Trading Activities: Adoption of Asset-Based Trading Strategy. AE Supply is reorienting its trading operations from high-volume financial trading in national markets to asset optimization and hedging within its region. AE Supply implemented this rebalancing by exiting the Western United States energy markets, together with unwinding substantial non-core trading positions which has enabled AE Supply to reduce long-term trading-related cash outflows and collateral obligations. In the future, AE Supply will seek to concentrate its efforts in the PJM, Midwest, and Mid-Atlantic markets where it has a physical presence and greater market knowledge. Ultimately, AE Supply intends to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating and load positions.

As part of refocusing its activities, AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania in May 2003. This transition resulted in ongoing cost savings and improved integration with AE Supply’s generation activity. The reduced staffing levels reflect the newly revised focus of the trading function. Management believes that both trading and marketing and generation operations can be enhanced by locating trading personnel closer to personnel managing AE Supply’s generating assets. Personnel involved in the separate functions can be cross-trained and will be better positioned to enhance the relationship between the two functions.

Asset Sales: In 2002, Allegheny announced that it was considering asset sales as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny has also completed the sale of its interest in the Conemaugh Generating Station (Conemaugh), as described below. Allegheny continues to consider the sale of additional assets, especially non-core assets, including Mountaineer.

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary The West Virginia Power & Transmission Company, sold 12,000 acres of land in Canaan Valley, West Virginia to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468 acre tract of land for $6.9 million and made a charitable contribution of a 740 acre tract in Canaan Valley, West Virginia to Canaan Valley Institute.

Fellon-McCord and Alliance Energy Services, LLC. Effective December 31, 2002, AE sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC (Alliance Energy Services), a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million. The sale of these entities resulted in a loss of $18.8 million, net of income taxes, which was recorded in December 2002.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Development Corporation (UGI) for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply’s performance of certain post-closing obligations.

Restructuring and Cost Reduction Initiatives: Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non-Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus its resources on its core generating assets.

Restructuring of Operations. In July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than ten percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. In the 2002 calendar year, approximately 600 eligible employees accepted the ERO program resulting in a charge of $82.6 million, before income taxes. Allegheny will continue to take actions intended to reduce costs and improve productivity in all of its operations.

Suspension of Dividends. The Board of Directors of AE determined not to declare a dividend on AE’s common stock for the fourth quarter of 2002. Covenants contained in Allegheny’s new Borrowing Facilities entered into in February 2003, and in the indenture entered into in connection with the issuance of the convertible trust preferred securities in July 2003, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE’s common stockholders approved an amendment to AE’s articles of incorporation eliminating common stockholders’ preemptive rights. The elimination of preemptive rights removes an obstacle to AE’s ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting: Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included extensive involvement by top management and directors, independent auditors and other outside professional services firms. Allegheny continues to address its controls environment and reporting procedures, as well as its SEC filing and other outstanding reporting obligations. See Part I, Item 4, “Controls and Procedures,” below, for a detailed discussion.

Associated Risks: There are many attendant risks, both with Allegheny’s current liquidity situation and the measures that have been undertaken to remedy the situation in the short-term. These risks can be viewed as liquidity risks associated with the Borrowing Facilities, asset sales risks, and restructuring risks.

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

There is no guarantee that Allegheny will be able to complete its plan to strengthen its liquidity in the short-term and move to its long-term strategy of remaining an integrated energy company with a focus on its fundamental power generation and delivery businesses.

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

For 2002 and 2003, Allegheny’s cash flows were adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including capital expenditure requirements. Allegheny expects that it will need to arrange for alternative financing or sell certain assets in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

Allegheny continues to seek to refinance the outstanding debt of AE and AE Supply with banks and other financial institutions and has filed an application with the SEC for approval for the refinancing. There is no assurance that SEC approval will be obtained or, if the approval is obtained, that AE and AE Supply will be able to refinance their indebtedness on satisfactory terms or at all.

NOTE 3: ENERGY TRADING ACTIVITIES

The net fair value of AE Supply’s commodity contracts decreased by $156.9 million for the nine months ended September 30, 2002 as a result of $181.0 million of unrealized losses recorded during the first nine months of 2002 primarily due to changes in market conditions, and $24.1 million of net options paid and received during the first nine months of 2002. Included as part of the decrease for the nine months ended September 30, 2002 are $356.2 million of net unrealized losses recorded in the three month period ended September 30, 2002. These net unrealized losses are the result of a change in valuation techniques and assumptions and market related assumptions. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results.

In June 2002, the EITF reached a consensus on Issue No. 02-3 that mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the consolidated statement of operations. This consensus was applicable to financial statements for periods ending after July 15, 2002. During 2002, Allegheny modified its reporting as a result of the EITF consensus to reflect the revenues from energy trading activities net of the cost of purchased energy and transmission related to contracts that require physical delivery. In addition, amounts for the three and nine months ended September 30, 2001 were adjusted for comparability to reflect the adoption of the EITF consensus. As a result, Allegheny’s operating revenues and cost of revenues for the three and nine months ended September 30, 2001 are lower than previously reported, with no effect on consolidated net revenues or net income.

In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which has resulted in negative revenue amounts for the three and nine months ended September 30, 2002 of $318.9 million and $207.2 million respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”

If the provisions of SFAS 142 had been applied for 2001, reported consolidated net (loss) income and (loss) earnings per share adjusted to exclude amortization expense for the three and nine months ended September 30, 2002, and 2001, would have been as follows for Allegheny:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net consolidated (loss) income:
As reported	$(263.0)	$165.7	$(350.9)	$353.2
Add: Goodwill amortization, net of income tax	—	3.8	—	11.5

As adjusted	$(263.0)	$169.5	$(350.9)	$364.7

Basic (loss) earnings per share:
As reported	$(2.09)	$1.33	$(2.80)	$2.98
Add: Goodwill amortization, net of income tax	—	0.03	—	0.10

As adjusted	$(2.09)	$1.36	$(2.80)	$3.08

Diluted (loss) earnings per share:
As reported	$(2.09)	$1.32	$(2.80)	$2.97
Add: Goodwill amortization, net of income tax	—	0.03	—	0.10

As adjusted	$(2.09)	$1.35	$(2.80)	$3.07

Of the $3.8 million and $11.5 million stated above for the three and nine months ended September 30, 2001, approximately $3.0 million and $9.0 million, respectively, represent the goodwill amortization included in AE Supply’s results of operations and the remaining $0.8 million and $2.5 million, respectively, represent goodwill amortization included in Monongahela’s results of operations.

The carrying amount of, and changes in, goodwill attributable to each reportable operating segment are as follows:

(In millions)	Dec 31, 2001	Acquisition	Impairment	Disposal	Sep 30, 2002
Delivery and Services	$236.3	$4.5	$(210.1)	$—	$30.7
Generation and Marketing	367.3	—	—	—	367.3

Total	$603.6	$4.5	$(210.1)	$—	$398.0

The components of other intangible assets are as follows:

	As of September 30, 2002		As of December 31, 2001
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Reported as intangible assets on the consolidated balance sheets:
Natural gas retail contracts, amortized	$47.5	$36.0	$51.8	$10.2
Other, unamortized	—	—	1.4	—

	47.5	36.0	53.2	10.2
Included in property, plant, and equipment on the consolidated balance sheets:
Land easements, amortizable	96.8	23.8	96.3	22.6
Land easements, unamortizable	31.6	—	31.6	—
Natural gas rights	6.6	3.5	6.6	3.2

Total	$182.5	$63.3	$187.7	$36.0

Amortization of intangible assets was $5.4 million and $0.3 million for the three months ended September 30, 2002, and 2001, respectively, and $27.3 million and $1.2 million for the nine months ended September 30, 2002, and 2001, respectively. For the nine months ended September 30, 2002, approximately $25.8 million of amortization was related to Alliance Energy Services.

Amortization expense is estimated to be $1.5 million annually for 2003 through 2007.

NOTE 5: WORKFORCE REDUCTION EXPENSES

In July 2002, Allegheny announced a restructuring plan to strengthen its financial performance. The restructuring activities included a company-wide workforce reduction and a reorganization of Allegheny’s energy trading division.

Allegheny has achieved workforce reductions of approximately ten percent, most of which occurred in 2002, primarily through a voluntary early retirement option (ERO) program and selected staff reductions. The ERO program offered enhanced pension and medical benefits and required eligible employees to make an election by September 16, 2002. The costs for the workforce reduction under the ERO program were determined in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” For the year ended December 31, 2002, approximately 600 eligible employees accepted the ERO program, resulting in a charge of $82.6 million, before income taxes ($49.5 million, net of income taxes). Allegheny also offered a Staffing Reduction Separation Program (SRSP) for employees whose positions were being eliminated as part of the workforce reductions and severance for certain energy trading employees. The severance and other employee-related costs have been accounted for in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For the year ended December 31, 2002, Allegheny recorded a charge of $25.0 million, before income taxes ($15.3 million, net of income taxes) related to approximately 80 employees whose positions have been eliminated. Workforce reduction costs have been recorded in “Workforce reduction expenses” on the consolidated statements of operations.

Of the total 2002 pre-tax workforce reduction expense of $107.6 million, $104.2 million, before income taxes, was recorded during the three and nine months ended September 30, 2002. Of the $104.2 million in charges incurred, approximately $10 million was paid out during the three month period ended September 30, 2002, approximately $82.6 million is recorded as a pension and post-retirement benefit in Allegheny’s consolidated balance sheet and approximately $8.0 million is recorded as a current liability in Allegheny’s consolidated balance sheet. A majority of the $8.0 million is owed by AE Supply. For additional information see the Restructuring Charges and Workforce Reduction Expenses notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K (Item 8, Note 8 for AE and AE Supply) and the Workforce Reduction Expenses notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K (Item 8, Note 6 for Monongahela, Note 4 for Potomac Edison and West Penn, and Note 3 for AGC.)

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposures to various market risks as described in its 2002 and 2001 Annual Reports on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 4, Energy Trading Activities, and Note 9, Derivative Instruments and Hedging Activities, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K and Item 8, Notes I and E, Energy Trading Activities, and Item 8, Notes J and F, Derivative Instruments and Hedging Activities, in Allegheny’s 2001 Annual Report on Form 10-K.

For the nine months ended September 30, 2002, Allegheny owned Alliance Energy Services, which was subsequently sold in December 2002. Alliance Energy Services, on behalf of its customers, used both physical and financial derivative contracts, including forwards, NYMEX futures, options and swaps, in order to minimize market risk associated with its energy purchase and sales activities. These derivative contracts were accounted for as cash flow hedges. These hedges were highly effective for the three and nine months ended September 30, 2002.

NOTE 7: OTHER COMPREHENSIVE INCOME

Allegheny’s comprehensive income, and the components of other comprehensive income, net of income taxes, for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Consolidated net (loss) income	$(263.0)	$165.7	$(350.9)	$353.2
Other comprehensive income (loss), net of income taxes
Unrealized holding (losses) gains on available for sale securities, net of income taxes	(0.1)	0.4	—	0.2
Reclassification adjustment for (losses) gains included in net (loss) income, net of income taxes	0.4	(0.9)	1.3	(1.1)

Net unrealized (losses) gains on available for sale securities	0.3	(0.5)	1.3	(0.9)

Unrealized gains on cash flow hedges, net of income taxes	8.0	6.2	33.7	1.6
Reclassification adjustment for (losses) included in net (loss) income, net of income taxes	(0.8)	(3.1)	(8.7)	(3.1)
Cumulative effect of accounting change – gain on cash flow hedges	—	—	—	1.5

Net unrealized gains on cash flow hedges	7.2	3.1	25.0	—

Total other comprehensive (loss) income	7.5	2.6	26.3	(0.9)

Consolidated comprehensive net (loss) income	$(255.5)	$168.3	$(324.6)	$352.3

Of the net unrealized gains on cash flow hedges, net of income taxes of $7.2 million and $25.0 million for the three and nine months ended September 30, 2002, respectively, $7.1 million and $26.0 million are related to Alliance Energy Services, which was sold on December 31, 2002. The remaining amounts of a net unrealized gain of $0.1 million for the three month period ended September 30, 2002, and a net unrealized loss of $1.0 million for the nine month period ended September 30, 2002 were related to AE Supply.

NOTE 8: BUSINESS SEGMENTS

All registrants, except for Allegheny and Monongahela, have only one segment. Allegheny and Monongahela manage and evaluate their operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing. Prior to the second quarter of 2002, Allegheny’s reported segments were regulated utility operations, unregulated generation operations, and other unregulated operations. Business segments have been changed to reflect current internal management reporting. Prior period segment information has been restated for comparative purposes.

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Allegheny
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Total operating revenues:
Delivery and Services	$857.8	$678.0	$2,561.9	$2,145.1
Generation and Marketing	56.7	633.9	867.9	1,550.9
Eliminations	(377.4)	(364.6)	(1,103.0)	(1,103.6)

Total	$537.1	$947.3	$2,326.8	$2,592.4

Operating (loss) income:
Delivery and Services	$28.7	$97.2	$189.2	$328.9
Generation and Marketing	(349.2)	235.4	(301.2)	484.8
Eliminations	1.7	—	(3.3)	—

Total	$(318.8)	$332.6	$(115.3)	$813.7

Consolidated (loss) income before cumulative effect of accounting change:
Delivery and Services	$(23.2)	$41.3	$41.9	$137.6
Generation and Marketing	(240.6)	124.4	(260.1)	246.7
Eliminations	0.8	—	(2.2)	—

Total	$(263.0)	$165.7	$(220.4)	$384.3

Cumulative effect of accounting change, net:
Delivery and Services	$—	$—	$(130.5)	$—
Generation and Marketing	—	—	—	(31.1)

Total	$—	$—	$(130.5)	$(31.1)

Consolidated net (loss) income:
Delivery and Services	$(23.2)	$41.3	$(88.6)	$137.5
Generation and Marketing	(240.6)	124.4	(260.1)	215.7
Eliminations	0.8	—	(2.2)	—

Total	$(263.0)	$165.7	$(350.9)	$353.2

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Monongahela
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Total operating revenues:
Delivery and Services	$187.1	$180.3	$636.7	$644.7
Generation and Marketing	91.2	90.2	238.1	286.8
Eliminations	(76.2)	(68.1)	(210.5)	(223.7)

Total	$202.1	$202.4	$664.3	$707.8

Operating (loss) income:
Delivery and Services	$(10.4)	$16.8	$37.3	$82.3
Generation and Marketing	5.2	19.6	—	52.2

Total	$(5.2)	$36.4	$37.3	$134.5

Consolidated (loss) income before cumulative effect of accounting change:
Delivery and Services	$(11.0)	$6.0	$8.0	$36.9
Generation and Marketing	1.8	12.0	(4.1)	30.6

Total	$(9.2)	$18.0	$3.9	$67.5

Cumulative effect of accounting change, net:
Delivery and Services	$—	$—	$(115.4)	$—
Generation and Marketing	—	—	—	—

Total	$—	$—	$(115.4)	$—

Consolidated net (loss) income:
Delivery and Services	$(11.0)	$6.0	$(107.4)	$36.9
Generation and Marketing	1.8	12.0	(4.1)	30.6

Total	$(9.2)	$18.0	$(111.5)	$67.5

NOTE 9: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s consolidated balance sheet, decreased as follows for the three and nine months ended September 30, 2002, and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Decrease in adverse power purchase commitments	$5.8	$6.2	$17.3	$18.6

NOTE 10: EARNINGS PER SHARE

Allegheny’s average basic and diluted shares for purposes of computing earnings per share for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic common shares outstanding	125,691,877	124,866,568	125,460,716	118,434,527
Shares contingently issuable	*	435,789	*	485,695
Diluted common shares outstanding	125,691,877	125,302,357	125,460,716	118,920,222

*	Effects not included as amounts are not dilutive.

The excluded shares of common stock from the diluted common shares outstanding, listed above, that are contingently issuable under Allegheny’s stock option plans for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares contingently issuable	328,282	—	328,282	—

NOTE 11: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses, net, for the three and nine months ended September 30, 2002, and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Allegheny:
Impairment charges related to unregulated investments	$(28.9)	$—	$(42.7)	$—
Gain on Canaan Valley land sale	—	—	14.3	—
Gain on sale of fixed assets	—	0.3	1.8	4.1
Write down of asset held for sale	(4.8)	—	(4.8)	—
Interest and dividend income	1.3	1.8	4.6	4.7
Other	(2.5)	1.2	(1.0)	(1.7)

Total	$(34.9)	$3.3	$(27.8)	$7.1

AE Supply:
Write down of asset held for sale	$(4.8)	$—	$(4.8)	$—
Interest and dividend income	0.6	1.2	0.9	2.0
Gain on sale of fixed assets	—	—	1.3	3.5
Other	0.1	(0.5)	(2.7)	(0.6)

Total	$(4.1)	$0.7	$(5.3)	$4.9

Monongahela:
Gain on Canaan Valley land sale	$—	$—	$1.8	$—
Interest and dividend income	1.2	0.3	4.0	1.2
Equity in earnings of AGC	1.0	0.7	3.1	3.6
Other	(1.5)	0.5	(3.4)	0.3

Total	$0.7	$1.5	$5.5	$5.1

Potomac Edison:
Maryland coal brokering fees	$—	$—	$—	$(0.4)
Other	(0.2)	0.1	0.5	0.1

Total	$(0.2)	$0.1	$0.5	$(0.3)

West Penn:
Gain on Canaan Valley land sale	$—	$—	$12.5	$—
Gain on sale of fixed assets	—	0.3	0.4	0.3
Interest and dividend income	0.2	0.1	1.8	1.5
Other	(1.2)	0.4	0.5	0.7

Total	$(1.0)	$0.8	$15.2	$2.5

NOTE 12: COMMITMENTS AND CONTINGENCIES

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters: In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call) to address the regional transport of ground-level ozone that requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, beginning in May

2003. Allegheny’s compliance with such stringent regulations has required and will require the installation of expensive post-combustion control technologies on most of its power stations. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA’s NOx SIP call requirements, beginning in May 2003. During 2001, the West Virginia Department of Environmental Protection issued a final rule to implement the EPA’s NOx SIP call requirements, beginning in May 2004. The EPA approved the West Virginia SIP in July of 2002. The EPA’s NOx SIP call had been subject to litigation but, in 2000, the D.C. Circuit Court of Appeals issued a decision that upheld the regulation. The court issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania did not delay the May 2003 implementation dates of their respective SIP, nor are they legally required to do so. AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland, and West Virginia SIP. AE Supply and Monongahela also have the option to purchase, in some cases, alternate fuels, NOx allowances, or power on the market, if needed, to supplement their compliance strategy. AE Supply and Monongahela expect to be in compliance with NOx limits established by the SIP. Allegheny’s construction forecast includes the expenditure of $34.3 million of capital costs during the 2003 through 2004 period for NOx emission controls.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the new source review standards, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information. AE provided responsive information.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in most cases. AE believes that its subsidiaries’ generating facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with new source review standards. Under previous EPA interpretations, these same actions did not trigger application of those standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions. The EPA contacted AE and requested a meeting, which was held on July 16, 2003.

At this time, AE is not able to determine what effect the EPA’s inquiry may have on its operations. If new source review standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, the recent preliminary judicial decision in the EPA vs. Duke Energy case, as well as the final Routine Maintenance, Repair, and Replacement Rule (RMRR) recently released by the EPA, are more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR. The rule was scheduled to go into effect on December 26, 2003. The stay delays implementation of the rule until the case is decided. No assurance can be given that the RMRR will eventually be upheld by the courts. Therefore, at this time, AE and its subsidiaries are not able to determine the effect these actions may have on them with regard to compliance costs.

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

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim: On March 4, 1994, Monongahela, Potomac Edison, and West Penn (the Distribution Companies) received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs is reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and present responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30 million. However, Allegheny estimates that its share of the cleanup liability will not exceed $1.0 million, which has been accrued as a liability.

Claims Related to Alleged Asbestos Exposure: Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Allegheny believes that all of the cases are without merit, Allegheny cannot predict the outcome of the litigation. Allegheny has accrued a reserve of $5.6 million as of September 30, 2002, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense. Allegheny received insurance recoveries of $2.4 million, net of $0.5 million of legal fees, related to these asbestos cases during the nine months ended September 30, 2002. Insurance recoveries of $0.6 million were received during the nine months ended September 30, 2001.

In December of 2003 there were 5,624 cases that were open. On December 19, 2003, Allegheny settled and/or dismissed 4,314 of these cases; however, the final dismissal order from the court was received in January 2004. These settlements and/or dismissals did not result in a material change to the accrued contingent reserve. Effectively, as of December 31, 2003, Allegheny had 1,310 open cases remaining.

Other: As part of the National Pollutant Discharge Elimination System (NPDES) permit review process at the Connellsville West Side facility, oil and PCB contamination has been noted at the facility. Steps have been taken to address the oil contamination and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection (PADEP) programs. At September 30, 2002, the accrued liability balance was $0.1 million, as an estimate of the total remaining remediation cost at the facility.

Other Litigation

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply, which sought FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001, and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master

Agreement. The transactions related to power sales during 2002. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with AE Supply under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers.

A hearing was held before a FERC administrative law judge (ALJ) in late 2002. On December 19, 2002, the ALJ issued findings that no contract modification was warranted on the grounds that dysfunctional California spot markets did not have an adverse effect on the contract prices. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and AE Supply. The FERC did not render a decision on whether AE Supply was a legitimate party in interest to the three trade confirmations at issue.

On November 10, 2003, the FERC issued an order on rehearing affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC’s June 26, 2003 order with the U.S. Court of Appeals for the Ninth Circuit. On July 30, 2003, the FERC filed a motion with the Ninth Circuit to, among other things, dismiss Snohomish’s petition for review as “incurably premature.” On August 18, 2003, AE Supply filed a Motion to Intervene Out-of-Time in that proceeding. On November 17, 2003, the Ninth Circuit Court ordered that the motion to dismiss be held in abeyance pending motions to be filed within 14 days of the FERC’s decision regarding the requests for hearing. On November 19 and 20, 2003, three separate petitions for review of the FERC’s orders in the NPC proceedings were filed with two different circuits, the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Court of Appeals for the Ninth Circuit. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit. On December 17, 2003, AE Supply filed a motion in the Ninth Circuit to intervene in actions pending in the Snohomish County proceeding. AE Supply cannot predict the outcome of this matter.

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc., (together Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE and AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180.0 million of NPC’s deferred energy expenses. Sierra/Nevada asserted three causes of action against AE and AE Supply arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages, (2) conspiracy, and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003, in which it asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180.0 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850.0 million.

AE and AE Supply filed motions to dismiss the complaints on May 6, 2003, and June 23, 2003. Sierra/Nevada filed an opposition on July 21, 2003. AE and AE Supply filed a reply to Sierra/Nevada’s opposition on August 11, 2003. AE and AE Supply cannot predict the outcome of this matter.

Settlement of Litigation Related to Power Supply Contracts with the CDWR: In March and April 2001, AE Supply entered into a ten-year and a one-year power sales agreement, pursuant to a master power purchase and sale agreement (together, the CDWR contracts) with the CDWR, the electricity buyer for the State of California. The CDWR contracts constituted one of Allegheny’s key assets. In February 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC seeking to abrogate or modify the contracts. In January 2003, the CDWR filed a lawsuit in California Superior Court alleging that AE Supply breached the contracts and seeking a judicial determination that the contracts were terminated along with monetary damages.

On June 10, 2003, AE Supply and CDWR, along with other State entities, including the California PUC and CAEOB, entered into a settlement agreement with renegotiated terms and conditions of the CDWR contract. The settlement reduces the off-peak power prices payable by CDWR under the ten-year contract from $61 per MWh from 2004 to 2011 to $60 in 2004, $59 in 2005, and $58 in 2006 through 2011. The settlement terms also reduce the volume of power to be purchased from 1,000 MW from 2005-2011 to 750 MW in 2005 and 800 MW from 2006 through 2011. The renegotiated contract also states that the parties waive all rights to challenge the validity of the agreement or whether it is just and reasonable for its duration. These modifications reduced the value of the CDWR contract by approximately $152 million. The terms of the settlement also provide that the California PUC and CAEOB agree to drop their complaints against AE Supply at FERC, and CDWR and the California Attorney General agree to drop their lawsuit filed in California Superior Court. The parties agreed that all litigation will be withdrawn with prejudice.

The settlement agreement has been approved by the California PUC. The FERC issued an order approving the settlement on July 11, 2003. On August 15, 2003, the CDWR filed a notice of entry of dismissal with prejudice with the California Superior Court in Sacramento, and the clerk of the court entered the dismissal as requested. The sale to J. Aron & Company was approved by FERC on August 25, 2003. On September 15, 2003, Allegheny sold the CDWR contract and related hedge agreements to J. Aron, a subsidiary of The Goldman Sachs Group, Inc.

Putative Class Actions Under California Statutes: Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class-action suits were removed to federal court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, “Millar v. Allegheny Energy Supply Co., et al.,” was filed on behalf of California taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statute by allegedly manipulating the California electricity market over a period of years. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

On August 25, 2003, AE Supply’s motion to dismiss seven of the eight consumer class actions with prejudice was granted by the U.S. District Court. Plaintiffs’ counsel in these seven actions filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on September 29, 2003. AE Supply has not been served in the eighth consumer class action, “Kurtz v. Duke Energy Trading and Marketing, LLC.” The allegations in this complaint are substantively identical to those in the dismissed actions. This case is still pending in the U.S. District Court.

The District Court separately granted plaintiffs’ motion to remand in the taxpayer action, Millar, on July 9, 2003. On December 18, 2003, plaintiffs filed a notice of remand and a first amended complaint naming certain additional defendants including Goldman Sachs, in Superior Court, County of San Francisco. The first amended complaint was brought on behalf of consumers of wholesale electricity, and not California taxpayers. AE Supply and the other defendants plan to file a demurrer.

AE Supply cannot predict the outcome of these matters.

In May of 2002, a California state legislator brought a claim on behalf of California taxpayers against AE Supply and 30 other power suppliers, as well as Vikram Budhraja, a contract negotiator for the CDWR. The suit, styled as “McClintock v. Budhraja, et al.” and brought in California Superior Court in Los Angeles County, alleged, among other things, that Budhraja had a conflict of interest during negotiations. AE Supply was never served in this action. Plaintiffs sought a judicial declaration that the energy contracts are void and unenforceable as a matter of law, as well as judicial intervention to prohibit further performance on the energy contracts by any defendant. On November 25, 2003, plaintiffs filed a request for dismissal with prejudice of the McClintock action in its entirety. The dismissal with prejudice was entered on December 2, 2003.

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

Suits Related to Gleason Generating Facility: Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the peaking facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility during operation. They seek a restraining order with respect to the operation of the plant and damages of $200 million. During a motions and preliminary matters hearing on October 14, 2003, the judge assigned this case to mediation. Furthermore, he ordered the mediation to conclude by July 1, 2004. AE has undertaken property purchases and other mitigation measures. AE cannot predict the outcome of this suit.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the facility, pursuant to the terms of the equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a request for a declaratory judgment in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaration that it has been released from all liability arising out of the turbines that it furnished to the Gleason Facility, pursuant to a release signed by the prior owner of the Gleason Facility, even though the release was executed by the prior owner six (6) months after it had sold the Gleason Facility to AE Supply. This case is currently in the discovery process. AE cannot predict the outcome of this suit or whether it will be able to recover amounts from Siemens Westinghouse.

Litigation Involving Merrill Lynch: AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, whereby AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly two percent. The asset purchase agreement provides that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001, in the event that certain conditions were not met.

On September 24, 2002, certain Merrill Lynch entities filed a complaint against AE in the U.S. District Court for the Southern District of New York, alleging that AE breached the asset purchase agreement by failing to repurchase the equity interest in AE Supply from Merrill Lynch and seeking damages in excess of $125 million.

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

On October 23, 2002, AE filed a motion to stay Merrill Lynch’s federal court action in favor of AE and AE Supply’s action in New York state court. On May 29, 2003, the United States District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert its claims against Merrill Lynch, which were initially brought in New York state court as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed its New York state action and, on June 13, 2003, AE and AE Supply filed an answer, affirmative defense and counterclaims against Merrill Lynch in the United States District Court for the Southern District of New York. Much like AE and AE Supply’s complaint in New York state court, the counterclaims allege that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. Merrill Lynch moved to dismiss AE and AE Supply’s counterclaims and to strike the request for a jury trial concerning certain of the counterclaims. AE and AE Supply opposed Merrill Lynch’s motion. On November 24, 2003, the Court granted in part and denied in part Merrill’s motion. The Court denied the motion to dismiss AE and AE Supply’s counterclaims for fraudulent inducement, breach of contract, breach of fiduciary duty, and punitive damages. The Court dismissed AE and AE Supply’s counterclaim for rescission, which AE and AE Supply had agreed to dismiss, and struck their demand for a jury trial with respect to certain counterclaims. The counterclaim for negligent misrepresentation was not subject to Merrill’s motion and remains in place. On December 9, 2003, Merrill Lynch served an answer denying the material allegations of AE and AE Supply’s amended counterclaims and also asserted various affirmative defenses. By Amended Pretrial Scheduling Order entered October 31, 2003, the case was added to the July 2004 trial calendar. On January 23, 2004, the Court granted a motion filed under seal by the U.S. Attorney for the Southern District of New York to intervene and stay deposition discovery for approximately six months. Document discovery is continuing, and deposition discovery may proceed to the extent agreed by the U.S. Attorney. The case has been set for trial on October 10, 2004. AE and AE Supply cannot predict the outcome of this matter.

EPMI Adversary Proceeding: On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI (1) $27,646,725 for accounts receivable due and owing for energy delivered prior to the commencement of EPMI’s bankruptcy case, and (2) $8,250,000 in cash collateral previously posted by EPMI to AE Supply, less any amounts owed to AE Supply as a result of EPMI’s default under a master trading agreement entered into between the parties and certain transactions arising thereunder. By the complaint, EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by or against EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint began on October 28, 2003, and the parties will continue the mediation process.

In the normal course of business, Allegheny becomes involved in various other legal proceedings. Allegheny does not believe that the ultimate outcome of these proceedings will have a material effect on its consolidated financial position, results of operations, and cash flows.

NOTE 13: SUBSEQUENT EVENTS

Effective December 31, 2002, AE sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC (Alliance Energy Services), a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million. The sale of these entities resulted in a loss of $18.8 million, net of income taxes, which was recorded in December 2002.

In July 2003, Allegheny obtained $275 million in cash as the result of a private placement financing. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, and Note 27, Subsequent Events, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K as well as Item 8, Note T, Subsequent Events, in Allegheny’s 2001 Annual Report on Form 10-K for additional information. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” Allegheny will record the $300 million principal balance of the private placement as long-term debt on its consolidated balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

On September 24, 2003, Monongahela entered into an amended and restated agreement with respect to a $10.0 million unsecured credit facility. The original facility bore interest at a LIBOR-based rate plus four percent and matures in December 2003. Under the amended and restated agreement, the credit facility was increased to $55.0 million of which $53.6 million was drawn. The remainder of the facility is no longer available. The interest on this facility is dependent upon the type of advance and consists of a base rate plus an applicable margin or a LIBOR rate plus an applicable margin. As of December 31, 2003, the LIBOR-based rate was approximately 4.6 percent. The facility matures in September 2004.

On November 3, 2003, there was a fire in Unit No. 2 at Hatfield’s Ferry Power Station, located near Masontown, PA. Unit No. 2 is a 570 megawatt, coal-powered generating unit. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently offline. Allegheny is assessing the steps needed to restore the unit to its previous nominal capacity and the timeframe in which restoration could be completed. AE Supply expects to recover lost revenues and property damages from its insurance or otherwise. Any inability to do so would have a material and adverse effect on Allegheny’s results of operations and financial position.

The SEC has recently requested that AE voluntarily produce certain documents in connection with an informal investigation of AE. Many of these documents were previously provided in response to subpoenas that AE received in 2002. AE intends to cooperate fully with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements included in this report, as well as the financial statements, notes and MD&A included in Allegheny’s, AE Supply’s, Monongahela’s, Potomac Edison’s, West Penn’s, and AGC’s 2001 Annual Report on Form 10-K and 2002 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains a number of “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to: regulation and the status of retail generation service supply competition in states served by the Distribution Companies; the closing of various agreements; execution of restructuring activity and liquidity enhancement plans; results of litigation; financing requirements and plans to meet those requirements; demand for energy and the cost and availability of inputs; demand for products and services; capacity purchase commitments; results of operations; capital expenditures; regulatory matters; internal controls and procedures and outstanding financial reporting obligations; and stockholder rights plans.

Forward-looking statements involve estimates, expectations, and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following: execution of restructuring activity and liquidity enhancement plans; complications or other factors that render it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis; general economic and business conditions; changes in access to capital markets; the continuing effects of global instability, terrorism, and war; changes in industry capacity, development, and other activities by Allegheny’s competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of power and fuel for electric generation; the results of regulatory proceedings, including those related to rates; changes in the underlying inputs, including market conditions, and assumptions used to estimate the fair values of commodity contracts; changes in laws and regulations applicable to Allegheny, its markets, or its activities; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; additional collateral calls; and changes in business strategy, operations, or development plans.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, “Risk Factors,” in Allegheny’s 2002 Annual Report on Form 10-K.

LIQUIDITY STRATEGY

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and acquisitions and construction programs, AE and its subsidiaries have used internally generated funds (net cash provided by operating activities less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, Allegheny’s cash needs, and capital structure objectives of Allegheny. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

Debt Covenants

In October 2002, Allegheny announced that AE, AE Supply, and AGC were in default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. The request for additional collateral resulted from a downgrade in Allegheny’s credit rating below investment grade by Moody’s Investors Services, Inc. During the period November 2002 through February 2003, AE, AE Supply, and AGC obtained waivers of, and amended, certain covenants to these principal credit facilities. The total debt classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” in the accompanying consolidated balance sheets related to such defaults was approximately $3,397.8 million at September 30, 2002. See the discussion below concerning other defaults on additional long-term debt that also resulted in the classification of that debt as current.

Allegheny refinanced existing debt and issued new debt, on February 25, 2003 and March 13, 2003 as the result of its entry into the Borrowing Facilities, as described below. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for both Allegheny and AE Supply for additional information regarding the Borrowing Facilities. Issuance costs associated with the Borrowing Facilities totaled $46.6 million, of which $46.3 million has been deferred and will be amortized using the effective interest rate method over the life of the Borrowing Facilities.

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply’s short-term debt.

The following is a summary of the terms of the Borrowing Facilities:

1.	Facilities at AE, Monongahela and West Penn:

•	A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bear interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank’s base rate plus four percent. This facility requires quarterly amortization payments of $7.5 million;

•	A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank’s base rate plus four percent and was retired in July 2003; and

•	A $10.0 million unsecured credit facility at Monongahela. This facility was subsequently renegotiated as part of a $55 million revolving facility, of which $53.6 million was drawn. See Note 13, Subsequent Events, above, for additional information.

2.	Facilities at AE Supply:

•	A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bear initial interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility is 10.5 percent. This facility requires amortization payments of approximately $23.6 million in September 2004, and $117.8 million in December 2004, and matures in April 2005;

•	A $470.0 million credit facility, of which $420.0 million was drawn and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus six percent or a designated money center bank’s base rate plus a margin of five percent. This facility requires an amortization payment of $250.0 million which was paid in December 2003 and payment of the balance of $170.0 million in September 2004; and

•

A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply’s new generating facility in Springdale, Pennsylvania, and which is secured by a combination of that facility and substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the portion secured by substantially all of AE Supply’s assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, $32.2 million in December 2004, and matures in April 2005.

In addition, $380.0 million of indebtedness related to the discontinued St. Joseph, Indiana generating project, in the form of A-Notes, was restructured and assumed by AE Supply. Of this debt, $343.7 million is secured by substantially all of the assets of AE Supply, other than its new generating facility in Springdale, Pennsylvania. The secured portion of this debt bears an interest rate of 10.25 percent, and the unsecured portion bears interest at 13.0 percent. This debt matures in November 2007.

The $420.0 million borrowed by AE Supply under the $470.0 million facility represents new liquidity. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply’s generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit.

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A-Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR-based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank’s base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A-Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility and the A-Note debt are approximately $94.3 million, $175.8 million, and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A-Notes. Of the total, either AE Supply’s new generating facility in Springdale, Pennsylvania or substantially all of AE Supply’s assets secured $1,927.2 million. A covenant in AE Supply’s public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply’s ability to borrow additional funds until outstanding secured debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply’s credit ratings. Should AE Supply’s credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

Allegheny is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	fixed-charge coverage ratio of 1.10 through the first quarter of 2005; and

•	maximum debt-to-capital ratio of 75 percent in 2003 and 72 percent in 2004 and the first quarter of 2005.

AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

•	interest coverage ratio of not less than 0.75 through June 30, 2003, increasing to 1.10 by December 31, 2003, 1.50 by December 31, 2004, through the first quarter of 2005; and

•	minimum net worth of $800.0 million (subject to downward adjustment under specific circumstances).

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003. Effective December 22, 2003, Allegheny and AE Supply received additional waivers of financial tests for the fourth quarter of 2003.

The Borrowing Facilities also have provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:

•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;

•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of any sale of AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;

•	50 percent of Allegheny’s (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and

•	50 percent of AE Supply’s excess cash flow (as defined in the Borrowing Facilities).

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

Substantially all of the debt of AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC remains classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” as the result of noncompliance with certain financial reporting covenants. Allegheny and AE Supply have obtained waivers of these covenants for each of the quarterly reporting periods through and including September 30, 2003. For the debt obligations at Monongahela, Potomac Edison,

West Penn, and AGC, the classification as current is the result of noncompliance with certain reporting requirements in their various indenture agreements. See Item 8, Note 3, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Monongahela, Potomac Edison, and West Penn, and Item 8, Note 2, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AGC for additional information regarding the nature of these financial reporting covenant violations.

The debt holders have not provided Monongahela, Potomac Edison, West Penn, and AGC with any notices of default under the agreements. Such notices, if received, would allow Monongahela, Potomac Edison, West Penn, and AGC either 30 or 60 days to cure their respective noncompliance before the debt holders could accelerate the due dates of the debt obligations.

Liquidity Strategy

Allegheny has prepared its financial statements assuming that it will continue as a going concern. However, Allegheny’s noncompliance with certain of its reporting obligations under its debt covenants (described above) and the resultant classification of certain debt as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on its 2002 financials statements, contained within the 2002 Annual Report, that indicates there is substantial doubt about Allegheny’s ability to continue as a going concern (a “Going Concern” opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Allegheny is in the process of preparing its Quarterly Report on Form 10-Q for the period ended September 30, 2003 and will file such report as soon as it is available. Thereafter, Allegheny plans to file its subsequent public financial reports on a timely basis.

Allegheny has adopted a long-term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy will be a significant challenge, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny’s operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition. These steps include substantial senior management changes; completion of key financing transactions, including the refinancing of principal credit facilities (as discussed above); a private placement of securities; exiting from Western United States energy markets; refocusing trading activities; asset sales; restructuring and cost-reduction initiatives; and improving internal controls and reporting.

Private Placement: On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents’ commissions) from the issuance to a wholly-owned special purpose finance subsidiary of AE, Allegheny Capital Trust I (Capital Trust), of units consisting of $300 million principal amount of 11 7/8 percent Notes due 2008 and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the notes and may be exercised only through the tender of the notes. The finance subsidiary obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8 percent Mandatorily-Convertible Trust Preferred Securities to

investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of notes and may direct the exercise of warrants stapled to the notes in order to convert the preferred securities into AE common stock. AE guarantees fully and unconditionally Capital Trust’s payment obligations under the preferred securities. Allegheny’s consolidated balance sheets will reflect the Notes as long-term debt. The Notes and AE’s guarantee of Capital Trust’s payment obligations are subordinated only to indebtedness arising under the agreements governing certain of AE’s indebtedness under the Borrowing Facilities.

Exiting from Western United States Energy Markets: Allegheny worked throughout 2003 to accomplish AE Supply’s effective exit from the Western United States energy markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny’s new business model.

Renegotiation and Sale of CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contracts with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004-2011, which in turn substantially reduced the value of the contract. (See Item 8, Notes 26 and 23, Commitments and Contingencies, of AE’s and AE Supply’s 2002 Annual Report on Form 10-K, respectively, under “Other Litigation - Settlement of Litigation Related to Power Supply Contracts with the CDWR” and Item 8, Notes T and P, Subsequent Events for AE and AE Supply, respectively, in their 2001 Annual Report on Form 10-K for additional information). On September 15, 2003, Allegheny completed the sale of the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny has applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. This arrangement is intended to enhance AE Supply’s ability to refinance certain unsecured borrowings. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements. When the escrowed funds are released, approximately $50 million will be added to the pledged account and AE Supply will receive the balance. The remaining $15 million of sale proceeds have been used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

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

In September 2003, AE Supply exited the Western United States energy trading markets. As a result, Allegheny recorded a net loss of approximately $101.6 million and $520 million for the three and nine months ended September 30, 2003, respectively. This loss is recorded as a component of net revenues in the consolidated statements of operations for the three and nine months ended September 30, 2003. This loss was determined without including the approximately $71 million of sale proceeds that were placed in escrow pending Allegheny’s fulfillment of certain post-closing requirements.

Refocusing Trading Activities: Adoption of Asset-Based Trading Strategy. AE Supply is reorienting its trading operations from high-volume financial trading in national markets to asset optimization and hedging within its region. AE Supply implemented this rebalancing by exiting the Western United States energy markets, together with unwinding substantial non-core trading positions which has enabled AE Supply to reduce long-term trading-related cash outflows and collateral obligations. In the future, AE Supply will seek to concentrate its efforts in the PJM, Midwest, and Mid-Atlantic markets where it has a physical presence and greater market knowledge. Ultimately, AE Supply intends to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating and load positions.

As part of refocusing its activities, AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania in May, 2003. This transition resulted in ongoing cost savings and improved integration with AE Supply’s generation activity. The reduced staffing levels reflect the newly revised focus of the trading function. Management believes that both trading and marketing and generation operations can be enhanced by locating trading personnel closer to personnel managing AE Supply’s generating assets. Personnel involved in the separate functions can be cross-trained and will be better positioned to enhance the relationship between the two functions.

Asset Sales: In 2002, Allegheny announced that it was considering asset sales as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny has also closed the sale of its interest in the Conemaugh Generating Station, as described below. Allegheny continues to consider the sale of additional assets, especially non-core assets, including Mountaineer.

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary The West Virginia Power & Transmission Company, sold 12,000 acres of land in Canaan Valley, West Virginia, to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468 acre tract of land for $6.9 million and made a charitable contribution of a 740 acre tract in Canaan Valley, West Virginia, to Canaan Valley Institute.

Fellon-McCord and Alliance Energy Services, LLC. Effective December 31, 2002, AE sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC, (Alliance Energy Services) a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Development Corporation (UGI) for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply’ performance of certain post-closing obligations.

Restructuring and Cost-Reduction Initiatives: Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non-Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus its resources on its core generating assets.

Restructuring of Operations. In July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than ten percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. In the 2002 calendar year, approximately 600 eligible employees accepted the ERO program resulting in a charge of $82.6 million, before income taxes. Allegheny will continue to take actions intended to reduce costs and improve productivity in all of its operations.

Suspension of Dividends. The Board of Directors of AE determined not to declare a dividend on AE’s common stock for the fourth quarter of 2002. Covenants contained in Allegheny’s new Borrowing Facilities entered into in February 2003, and in the indenture entered into in connection with the issuance of the convertible trust preferred securities in July 2003, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE’s common stockholders approved an amendment to AE’s articles of incorporation eliminating common stockholders’ preemptive rights. The elimination of preemptive rights removes an obstacle to AE’s ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting: Comprehensive Accounting Review. Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included extensive involvement by top management and directors, independent auditors and other outside professional services firms. Allegheny continues to address its controls environment and reporting procedures, as well as its SEC filing and other outstanding reporting obligations. See Part I, Item 4, “Controls and Procedures,” below for a detailed discussion.

Associated Risks: There are many attendant risks, both with Allegheny’s current liquidity situation and the measures that have been undertaken to remedy the situation in the short-term. These risks can be viewed as liquidity risks associated with the Borrowing Facilities, asset sales risks, and restructuring risks.

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

There is no guarantee that Allegheny will be able to complete its plan to strengthen its liquidity in the short-term and move to its long-term strategy of remaining an integrated energy company with a focus on its fundamental power generation and delivery businesses.

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

For 2002 and 2003, Allegheny’s cash flows were adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including capital expenditure requirements. Allegheny expects that it will need to arrange for alternative financing or sell certain assets in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

Allegheny continues to seek to refinance the outstanding debt of AE and AE Supply with banks and other financial institutions and has filed an application with the SEC for approval for the refinancing. There is no assurance that SEC approval will be obtained or, if the approval is obtained, that AE and AE Supply will be able to refinance their indebtedness on satisfactory terms or at all.

ALLEGHENY’S RESULTS OF OPERATIONS

All comparisons presented under Allegheny’s Results of Operations, as well as each of the other registrant’s Results of Operations, are comparisons of operating results and other statistical information for the three and nine months ended September 30, 2002 to operating results and other statistical information for the three and nine months ended September 30, 2001.

Earnings (Loss) Summary

	Consolidated (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2002	2001	2002	2001
Delivery and Services	$(23.2)	$41.3	$41.9	$137.6
Generation and Marketing	(240.6)	124.4	(260.1)	246.7
Eliminations	0.8	—	(2.2)	—

Consolidated (loss) income before cumulative effect of accounting change	(263.0)	165.7	(220.4)	384.3
Cumulative effect of accounting change, net	—	—	(130.5)	(31.1)

Consolidated net (loss) income	$(263.0)	$165.7	$(350.9)	$353.2

	Basic (Loss) Income Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Delivery and Services	$(0.19)	$0.33	$0.33	$1.16
Generation and Marketing	(1.91)	1.00	(2.07)	2.08
Eliminations	0.01	—	(0.02)	—

Consolidated (loss) income before cumulative effect of accounting change	(2.09)	1.33	(1.76)	3.24
Cumulative effect of accounting change, net	—	—	(1.04)	(0.26)

Consolidated net (loss) income	$(2.09)	$1.33	$(2.80)	$2.98

	Diluted (Loss) Income Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Delivery and Services	$(0.19)	$0.33	$0.33	$1.16
Generation and Marketing	(1.91)	0.99	(2.07)	2.07
Eliminations	0.01	—	(0.02)	—

Consolidated (loss) income before cumulative effect of accounting change	(2.09)	1.32	(1.76)	3.23
Cumulative effect of accounting change, net	—	—	(1.04)	(0.26)

Consolidated net (loss) income	$(2.09)	$1.32	$(2.80)	$2.97

Allegheny’s consolidated income before cumulative effect of accounting change was $604.7 million lower in the nine months ended September 30, 2002 compared to the same period in 2001 and $428.7 million lower in the three months ended September 30, 2002 compared to the same period in 2001 primarily due to reduced earnings in the Generation and Marketing segment as a result of lower net revenues, reflecting changes in techniques and assumptions to determine the fair value of its commodity contracts and higher interest and operation expense during the three and nine months ended September 30, 2002.

For the nine months ended September 30, 2002, earnings were reduced by $130.5 million ($210.1 million before tax), reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” See Item 8, Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

AE Supply has certain option contracts that meet the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. Accordingly, AE Supply recorded a charge of $31.1 million against earnings net of the related tax effect ($52.3 million before tax) for these contracts as a change in accounting principle on January 1, 2001. See Item 8, Note 9, Derivative Instruments and Hedging Activities, to the consolidated financial statements in AE Supply’s 2002 Annual Report on Form 10-K for additional information.

Operating Revenues

Total operating revenues for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services:
Regulated electric	$636.9	$597.1	$1,847.6	$1,801.3
Regulated natural gas	17.3	19.3	146.0	166.6
Bulk power	22.3	33.7	51.6	80.4
Unregulated services	159.9	9.7	441.6	34.0
Other affiliated and non-affiliated energy services	21.4	18.2	75.1	62.8

Total Delivery and Services Revenues	857.8	678.0	2,561.9	2,145.1

Generation and Marketing:
Bulk power*	(318.9)	255.6	(207.2)	378.2
Retail, affiliated, and other	375.6	378.3	1,075.1	1,172.7

Total Generation and Marketing Revenues	56.7	633.9	867.9	1,550.9

Eliminations:
Delivery and Services intersegment revenues	(378.7)	(364.6)	(1,099.3)	(1,103.6)
Other	1.3	—	(3.7)	—

	(377.4)	(364.6)	(1,103.0)	(1,103.6)

Total operating revenues	$537.1	$947.3	$2,326.8	$2,592.4

*	In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which has resulted in negative revenue amounts for the three and nine months ended September 30, 2002.

Delivery and Services: The Delivery and Services segment’s regulated electric revenues for the three and nine months ended September 30, 2002 increased $39.8 million and $46.3 million, respectively, over the comparable periods in 2001, primarily due to increased MWh sales as a result of both warmer summer and colder winter weather than the prior year.

These increases in revenues were partially offset by decreases in revenues from wholesale customers between April 2002 and August 2002 as a result of operational changes brought about by AE’s entry into PJM Interconnection, LLC. (PJM). During this period, most of Potomac Edison’s wholesale customers purchased their energy directly from PJM. Thus, during this period, Potomac Edison recognized neither revenues from these customers nor purchased energy costs to serve them. Beginning September 1, 2002, additional operational changes resulted in Potomac Edison again recognizing revenues from these wholesale customers and associated purchased energy costs to serve them.

The Delivery and Services segment’s regulated natural gas revenues decreased $2.0 million and $20.6 million for the three and nine months ended September 30, 2002 over the same periods in 2001, primarily due to commercial customers switching to other natural gas suppliers and becoming transportation customers only.

The Delivery and Services segment’s bulk power revenues decreased $11.4 million and $28.8 million for the three and nine months ended September 30, 2002 from the comparable periods in 2001. Bulk power revenues included the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. For additional information with respect to this contract see Item 7 of AE, AE Supply and Potomac Edison’s annual report on Form 10-K for 2002.

The Delivery and Services segment’s unregulated services revenues increased $150.2 million and $407.6 million, respectively, for the three and nine months ended September 30, 2002 over the comparable periods in 2001, primarily due to increased revenues from Alliance Energy Services, which was acquired by Allegheny Ventures on November 1, 2001. Alliance Energy Services was subsequently sold in December 2002. Additionally the increased unregulated services reflect revenues for Allegheny Energy Solutions’ agreement to provide seven natural gas-fired turbine generators to the South Mississippi Electric Power Association (SMEPA) for which revenues are recognized using the percentage of completion method of accounting.

Generation and Marketing: The Generation and Marketing segment’s bulk power revenues for the three and nine months ended September 30, 2002 decreased $574.5 million and $585.4 million, respectively, in comparison to the same periods in 2001, primarily due to recognition of realized losses and unrealized losses due to changes in the techniques and assumptions in valuing commodity contracts associated with AE Supply’s trading portfolio. See the discussion in AE Supply’s MD&A, under Operating Revenues, with respect to the change in techniques and assumptions in valuation, changes in fair value of commodity contracts and the breakout of PLR revenues.

The Generation and Marketing segment’s, retail, affiliated, and other revenues for the three and nine months ended September 30, 2002, decreased $2.7 million and $97.6 million, respectively, primarily due to a shift in focus by AE Supply away from retail customers toward the wholesale markets and energy commodity trading that culminated in AE Supply exiting the retail business during June 2002.

Eliminations: The elimination between Delivery and Services and Generation and Marketing revenues is necessary to remove the effect of affiliated revenues, which are primarily sales of bulk power.

Cost of Revenues

Fuel Consumed for Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil burned at Allegheny’s generation stations to produce electricity. Fuel consumed for electric generation did not change significantly in the comparable 2002 and 2001 periods.

Purchased energy and transmission: Purchased energy and transmission for the three and nine months ended September 30, 2002, and 2001, consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services:
From PURPA generation*	$46.2	$46.0	$146.8	$139.2
Other purchased energy	384.2	354.6	1,096.1	1,067.2

Total purchased energy for Delivery and Services	430.4	400.6	1,242.9	1,206.4
Generation and Marketing purchased energy and transmission	21.6	55.4	114.9	115.7
Eliminations	(376.9)	(363.2)	(1,092.3)	(1,099.8)

Total purchased energy and transmission	$75.1	$92.8	$265.5	$222.3

*PURPA cost (cents per KWh)	5.7	5.5	5.7	5.6

The Delivery and Services segment’s purchased power from PURPA generation increased $7.6 million for the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to an increase in the average cost per KWh. Purchased power did not change significantly for the three months ended September 30, 2002 compared to the same period in 2001.

The Delivery and Services segment’s purchased power from other than PURPA generation, which consists primarily of West Penn’s, Potomac Edison’s, and Monongahela’s purchases of energy from AE Supply, increased $29.6 million and $28.9 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, primarily due to increased purchases at higher average rates, which reflect the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Distribution Companies.

The Generation and Marketing segment’s purchased energy and transmission decreased $33.8 million for the three months ended September 30, 2002 primarily due to decreases in purchases made in support of physical energy supply commitments. The decrease in purchased energy and transmission expenses also reflects the decrease in wholesale market prices and additional generation capacity available for sale in the PJM market. The Generation and Marketing segment’s purchased energy and transmission expense for the nine months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001.

The elimination between Delivery and Services and Generation and Marketing purchased energy and transmission is necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural gas purchases: Natural gas purchases for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services	$128.6	$7.6	$432.1	$91.1
Generation and Marketing	—	—	—	8.0

Total natural gas purchases	$128.6	$7.6	$432.1	$99.1

Natural gas purchases represent the cost of natural gas for delivery to customers for the Delivery and Services segment. The increase in natural gas purchases of $121.0 million and $341.0 million for the three and nine months ended September 30, 2002, respectively, compared to the same period in 2001, was primarily due to purchases made by Alliance Energy Services, acquired in November of 2001 and sold in December of 2002, and an increase in the price of natural gas purchases by Monongahela, including Mountaineer.

Other cost of revenues: Other cost of revenues, which are all related to the Delivery and Services segment, increased $29.7 million and $50.9 million, for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, due to Allegheny Energy Solutions’ agreement to provide seven natural gas fired turbine generators to the SMEPA.

Other Operating Expenses

Workforce Reduction Expenses: In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. Allegheny achieved workforce reductions of approximately ten percent primarily through a voluntary ERO program and selected staff reductions. The ERO program offered enhanced pension and medical benefits. The costs for the workforce reduction under the ERO program were determined in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Workforce reduction expenses for the quarter ended September 30, 2002 were $104.2 million, of which $52.7 million was for the Delivery and Services segment and $51.5 million for the Generation and Marketing segment. There were no workforce reduction expenses for 2001.

Operation Expense: Operation expense for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services	$110.6	$97.4	$336.5	$293.8
Generation and Marketing	108.1	114.8	377.6	321.0

Total operation expense	$218.7	$212.2	$714.1	$614.8

The increases in operation expenses for the Delivery and Services segment of $13.2 million and $42.7 million, for the three and nine months ended September 30, 2002, respectively, were primarily due to increases in outside services and operating expenses related to Fellon-McCord and Alliance Energy Services, which were acquired in November of 2001, and subsequently sold in December of 2002.

Generation and Marketing operation expenses for the three months ended September 30, 2002 remained relatively consistent with the corresponding 2001 period. The increase in operation expenses for the Generation and Marketing segment of $56.6 million for the nine months ended September 30, 2002, was primarily due to higher salaries and wages and employee benefits associated with the energy trading business acquired on March 16, 2001; and operation expenses related to the Midwest generating assets acquired on May 3, 2001.

Depreciation and Amortization: Depreciation and Amortization expense for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services	$40.0	$37.1	$117.7	$111.3
Generation and Marketing	37.4	42.3	115.5	109.4

Total depreciation and amortization	$77.4	$79.4	$233.2	$220.7

Total depreciation and amortization expenses were relatively flat for the three months ended September 30, 2002, and increased $12.5 million for the nine months ended September 30, 2002 compared to the same period for 2001.

The increases in the Delivery and Services segment’s depreciation and amortization expenses were primarily due to additions of facilities, partially offset by the elimination of goodwill amortization, primarily related to Monongahela’s acquisition of Mountaineer, as a result of Allegheny’s adoption of SFAS No. 142 on January 1, 2002.

The increase in the Generation and Marketing segment’s depreciation and amortization expense for the nine months ended September 30, 2002 reflects the addition of the Midwest generating assets acquired in May 2001, and was partially offset by the elimination of the goodwill amortization, primarily related to AE Supply’s acquisition of the energy trading business in March 2001, as a result of Allegheny’s adoption of SFAS No. 142 on January 1, 2002.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net, decreased $38.1 million and $34.9 million for the three and nine months ended September 30, 2002 compared to the 2001 periods primarily due to an impairment charge of $42.7 million for unregulated investments at Allegheny. These charges were partially offset by gains on Canaan Valley land sales of $14.3 million recognized by Monongahela and West Penn.

Interest Charges and Preferred Dividends

Interest charges on debt for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services	$34.5	$39.0	$102.6	$118.9
Generation and Marketing	46.9	39.5	131.5	100.1
Elimination	(0.2)	(3.7)	(4.9)	(8.3)

Total interest on debt	$81.2	$74.8	$229.2	$210.7

Interest charges and preferred dividends increased $5.6 million and $15.7 million, respectively for the three and nine months ended September 30, 2002, primarily due to higher interest expense on debt resulting from an increase in average outstanding long-term debt and short-term debt.

Federal and State Income Tax (Benefit) Expense

The provisions for income tax (benefit) expense for (loss) earnings from operations are based on the estimated annual effective income tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, tax credits, effects of utility rate making, and certain non-deductible expenses.

The effective income tax rates for the three and nine months ended September 30, 2002 were 38.1% and 38.6%, respectively, compared to 36.0% and 36.9% for the corresponding 2001 periods.

Cumulative Effect of Accounting Change, Net

Effective January 1, 2002, Allegheny adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, Allegheny recorded a charge of $130.5 million, net of income taxes ($210.1 million, before income taxes), as the cumulative effect of a change in accounting principle. See Item 8, Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

On January 1, 2001, AE Supply had certain option contracts that met the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. In accordance with SFAS No. 133, AE Supply recorded a charge of $31.1 million against earnings, net of income taxes ($52.3 million, before income taxes), for these contracts as a change in accounting principle on January 1, 2001. See Item 8, Note 9, Derivative Instruments and Hedging Activities, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

AE SUPPLY’S RESULTS OF OPERATIONS

Earnings Summary

Consolidated income before cumulative effect of accounting change was $485.8 million lower in the nine months ended September 30, 2002 compared to the 2001 period and $363.0 million lower in the three months ended September 30, 2002 compared to the 2001 period, primarily due to weak wholesale energy markets nationwide, and increased net unrealized losses on commodity contracts associated with AE Supply’s trading portfolio.

Effective January 1, 2001 AE Supply adopted the provisions of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” and recorded a charge of $52.3 million ($31.1 million net of income taxes) as a cumulative effect of accounting change. This was recorded during the three months ended March 31, 2001.

Operating Revenues

Total operating revenues for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Operating revenues:
Retail	$12.0	$26.4	$36.6	$113.2
Wholesale	(321.8)	257.1	(210.8)	383.1
Affiliated	291.7	286.0	844.4	845.4

Total operating revenues	$(18.1)	$569.5	$670.2	$1,341.7

Retail: Retail revenues decreased $14.4 million and $76.6 million in the three and nine months ended September 30, 2002 compared to the corresponding 2001 periods due to a shift in focus away from retail customers toward the wholesale markets and energy commodity trading that culminated in AE Supply exiting the retail business during June 2002.

Wholesale: Wholesale revenues decreased $578.9 million and $593.9 million for the three and nine months ended September 30, 2002 compared to the corresponding 2001 periods. Allegheny revised the valuation techniques and assumptions for certain of its commodity contracts in its trading portfolio. As a result, Allegheny reduced the value of its portfolio of energy commodity contracts by $356.2 million, before income taxes, in the third quarter of 2002. This reduction is the net result of $424.6 million attributable to changes in valuation techniques and assumptions, offset by $115.6 million of changes in market related assumptions.

See Item 7, Management’s Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for discussions surrounding the methodology, tenor, and description of AE Supply’s trading portfolio, as well as a description with respect to the range of observable market prices and overall market liquidity.

The fair value of energy trading commodity contracts, which represents the net unrealized gain and loss positions, is recorded as assets and liabilities, after applying the appropriate counterparty netting agreements. At September 30, 2002, the fair value of energy trading commodity contract assets and liabilities was $1,444.4 million and $851.0 million, respectively. At December 31, 2001, the fair value of energy trading commodity contract assets and liabilities was $1,529.3 million and $779.1 million, respectively.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding AE Supply’s generating assets and power sales agreements with its regulated utility affiliates for their provider of last resort obligations, as of September 30, 2002, based on the underlying market price source and the contract delivery periods:

Source of fair value

(In millions)	2002	2003	2004	2005	2006	2007	2008	2009	There- after	Total Fair Value
Prices actively quoted	$(121.4)	$(32.0)	$(17.7)	$(18.3)	$(6.0)	$(4.6)	$(1.8)	$(2.5)	$(0.2)	$(204.5)
Prices provided by other external sources	—	3.8	(6.4)	1.1	(0.4)	(0.4)	(1.4)	—	—	(3.7)
Prices based on models	(4.7)	4.3	63.1	146.9	161.4	138.2	125.6	114.0	52.8	801.6

Total	$(126.1)	$(23.9)	$39.0	$129.7	$155.0	$133.2	$122.4	$111.5	$52.6	$593.4

In the table above, each commodity contract is classified by the source of fair value, based upon the individual settlement dates within an entire contract. Therefore, portions of a single contract may be assigned to multiple classifications based upon the source of the underlying market prices used to determine the fair value of the contract. AE Supply determines prices actively quoted from various industry services, broker quotes, and the New York Mercantile Exchange (NYMEX). Electricity markets are generally liquid for approximately one year and most natural gas markets are generally liquid for approximately three years. Afterward, some market prices can be observed, but market liquidity is less robust.

Approximately $801.6 million of AE Supply’s commodity contracts were classified above as prices based on models, even though a portion of these contracts are valued based on observable market prices. The most significant variables to AE Supply’s models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about one year, and some observable market prices are available for about three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about three years, and some observable market prices are available for about five years. Beyond five years, natural gas prices are escalated, based on trends in prior years.

Net unrealized losses of $309.0 million and $181.0 million for the three and nine months ended September 30, 2002 were recorded in the consolidated statements of operations in wholesale revenues to reflect the change in the estimated fair value of the energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of AE Supply’s commodity contracts from December 31, 2001 and June 30, 2002, to September 30, 2002:

(In millions)	Nine Months Ended Sep 30, 2002	Three Months Ended Sep 30, 2002
Net fair value of commodity contract assets and liabilities as of December 31, 2001, and June 30, 2002, respectively.	$750.3	$887.9

Unrealized losses on commodity contracts, net during 2002:
Fair value of structured transactions when entered into during 2002	12.2	—
Changes in fair value attributable to changes in valuation techniques and assumptions	(388.8)	(424.6)
Change in fair value attributable to conversion to EITF 02-03
Other unrealized gains on commodity contracts, net	195.6	115.6

Total unrealized losses on commodity contracts, net during 2002	(181.0)	(309.0)
Net options paid and received	24.1 *	14.5

Net fair value of commodity contract assets and liabilities as of September 30, 2002	$593.4	$593.4

*	Amount is net of $44.0 of option premium expirations

There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results.

Affiliated: Affiliated revenues remained relatively consistent for the three and nine months ended September 30, 2002, compared to the 2001 periods.

The table below separates operating revenues and cost of revenues into two components: PLR and Excess Generation and Trading for the three and nine months ended September 30, 2002, and 2001, respectively. See Item 7, Management’s Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for a further description.

	PLR Three Months Ended September 30,		Excess Generation and Trading Three Months Ended September 30,		Total Three Months Ended September 30,
(In millions)	2002	2001	2002	2001	2002	2001
Operating revenues:
Physical delivery	$301.7	$282.8	$(34.6)	$(50.8)	$267.1	$232.0
Financial settlement	—	—	(285.2)	337.5	(285.2)	337.5

Total revenues	301.7	282.8	(319.8)	286.7	(18.1)	569.5

Cost of sales:
Fuel for electric generation	118.9	111.1	11.6	16.9	130.5	128.0
Purchased energy and transmission:
Physical delivery	15.8	6.1	13.6	69.1	29.4	75.2
Financial settlement	—	—	(0.9)	1.1	(0.9)	1.1

Total cost of sales	134.7	117.2	24.3	87.1	159.0	204.3

Net revenues	$167.0	$165.6	$(344.1)	$199.6	$(177.1)	$365.2

	PLR Nine Months Ended September 30,		Excess Generation and Trading Nine Months Ended September 30,		Total Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001	2002	2001
Operating revenues:
Physical delivery	$882.5	$825.2	$(25.0)	$7.7	$857.5	$832.9
Financial settlement	—	—	(187.3)	508.8	(187.3)	508.8

Total revenues	882.5	825.2	(212.3)	516.5	670.2	$1,341.7

Cost of sales:
Fuel for electric generation	324.9	304.6	17.1	22.6	342.0	327.2
Purchased energy and transmission:
Physical delivery	48.1	51.9	72.1	136.4	120.2	188.3
Financial settlement	—	—	6.8	2.5	6.8	2.5

Total cost of sales	373.0	356.5	96.0	161.5	469.0	518.0

Net revenues	$509.5	$468.7	$(308.3)	$355.0	$201.2	$823.7

Cost of Revenues

Fuel Consumed for Electric Generation: Fuel consumed for electric generation represents the cost of coal, natural gas, and oil burned for electric generation. Total fuel expenses increased $2.5 million and $14.8 million for the three and nine months ended September 30, 2002 compared to the corresponding 2001 periods, primarily due to an increase in average fuel prices.

Purchased Energy and Transmission: Purchased energy and transmission decreased $47.8 million and $63.8 million for the three and nine months ended September 30, 2002 compared to the corresponding 2001 periods. The decrease was primarily due to decreases in purchases made in support of physical energy supply and also reflects the decrease in wholesale market prices and additional generation capacity available for sale in the PJM market.

Other Operating Expenses

Workforce Reduction: In July 2002, Allegheny Energy announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction and a reorganization of AE Supply’s trading division. In the quarter ended September 30, 2002, AE Supply recorded a charge for its allocable share of the workforce reduction expenses of $40.9 million. There were no workforce reduction expenses for 2001.

Operation Expense: For the three months ended September 30, 2002 operation expense decreased $5.2 million compared to the corresponding 2001 period, primarily due to reduced acquisition costs and lower administrative expenses related to the energy trading business.

Operation expense increased $56.7 million for the nine months ended September 30, 2002, compared to the 2001 period, primarily due to higher salaries and wages and employee benefits associated with the energy trading business acquired on March 16, 2001; operation expense related to the Midwest generating assets acquired on May 3, 2001; and operation expenses related to the Ohio and FERC jurisdictional generating assets transferred to AE Supply from Monongahela on June 1, 2001.

Depreciation and Amortization: Depreciation and amortization expense decreased $5.3 million for the three months ended September 30, 2002 primarily due to adoption of SFAS No. 142 on January 1, 2002, which eliminated all goodwill amortization. In the three months ended September 30, 2001, AE Supply had goodwill amortization of $6.4 million related to its acquisition of the energy trading business on March 16, 2001.

Depreciation and amortization expense increased $10.2 million for the nine months ended September 30, 2002 primarily due to additional depreciation expenses related to additional generating facilities in the Midwest that were acquired on May 3, 2001, and the Ohio and FERC jurisdictional generating assets transferred to AE Supply from Monongahela on June 1, 2001.

Taxes Other than Income Taxes: Taxes other than income taxes decreased $2.6 million for the three months ended September 30, 2002 as compared to the corresponding period in 2001. The decrease was primarily due to lower Pennsylvania property taxes. Taxes other that income taxes for the nine months ended September 30, 2002 remained relatively consistent as compared to the same period in 2001.

Other Income and Expenses, Net

Other income and expenses, net, represent nonoperating revenues and expenses before income taxes. Other income and expenses, net, decreased $4.8 million and $10.2 million for the three and nine months ended September 30, 2002, compared to the 2001 periods, primarily due to the $4.8 million writedown of the carrying amount of a turbine and generator set for a cancelled power project. Other income and expenses for the nine months ended September 30, 2001, included a gain on the disposal of property of $3.5 million, an item that did not recur in the 2002 period.

Interest Charges

Interest charges for the three and nine months ended September 30, 2002 increased $4.4 million and $34.5 million, respectively, primarily due to an increase in AE Supply’s average long-term debt outstanding. The increase in average long-term debt outstanding was primarily the result of AE Supply borrowing $380 million at 8.13 percent under a credit agreement in November 2001 and issuing $400 million of unsecured 7.80 percent notes in March 2001. In April 2002, AE Supply issued $650.0 million of 8.25 percent notes due April 15, 2012. AE Supply used the net proceeds from the notes to repay short-term indebtedness of $630.0 million, which included a bridge loan for $550.0 million that was entered into in connection with the acquisition of the generating assets in the Midwest in May 2001, and for general corporate purposes.

Federal and State Income Tax (Benefit) Expense

The effective income tax rates for the three and nine months ended September 30, 2002 were 38.1% and 38.6%, respectively. The effective income tax expense rates for the three and nine months ended September 30, 2001, were 35.7% and 35.5%, respectively. For the three and nine months ended September 30, 2002, the effective tax rate switched to a benefit as a result of the losses recorded in those periods.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

MONONGAHELA’S RESULTS OF OPERATIONS

Earnings Summary

	Consolidated Net (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services	$(11.0)	$6.0	$8.0	$36.9
Generation and Marketing	1.8	12.0	(4.1)	30.6

Consolidated (loss) income before cumulative effect of accounting change	(9.2)	18.0	3.9	67.5
Cumulative effect of accounting change, net	—	—	(115.4)	—

Consolidated net (loss) income	$(9.2)	$18.0	$(111.5)	$67.5

Monongahela’s consolidated income before cumulative effect of accounting change decreased $27.2 million and $63.6 million, respectively, for the three and nine months ended September 30, 2002 compared to the same 2001 periods. The decreases in consolidated income before the cumulative effect of accounting change for the three and nine months ended September 30, 2002 were primarily due to decreased net revenues, one-time workforce reduction expenses and increased operation expense which were partially offset by decreased federal and state tax expense.

Monongahela’s consolidated income before cumulative effect of accounting change of $3.9 million for the nine months ended September 30, 2002 was reduced by $115.4 million, net of income taxes, for the adoption of SFAS No. 142 in the first quarter of 2002. See Item 8, Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

Operating Revenues

Total operating revenues for the three and nine months ended September 30, 2002, and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services:
Regulated electric	$161.7	$151.1	$463.6	$450.7
Regulated natural gas	17.3	19.3	146.0	166.6
Bulk power	5.5	3.5	12.6	10.1
Other affiliated and non-affiliated energy services	2.6	6.4	14.5	17.3

Total Delivery and Services revenues	187.1	180.3	636.7	644.7

Generation and Marketing:
Bulk power	2.9	—	3.6	—
Retail, affiliated, and other	88.3	90.2	234.5	286.8

Total Generation and Marketing revenues	91.2	90.2	238.1	286.8

Eliminations	(76.2)	(68.1)	(210.5)	(223.7)

Total operating revenues	$202.1	$202.4	$664.3	$707.8

Delivery and Services Regulated electric revenues increased $10.6 million and $12.9 million for the three and nine months ended September 30, 2002,

respectively, compared to the same periods in 2001. The increases in the Delivery and Services electric revenues were primarily due to increases in the average number of customers served and increased customer usage as a result of warmer weather conditions.

Delivery and Services Regulated natural gas revenues decreased $2.0 million and $20.6 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decreases in the Delivery and Services gas revenues were primarily the result of decreases in the average number of customers served and reduced customer usage due to milder weather conditions.

Generation and Marketing revenues represent energy and ancillary services sales to Monongahela’s Delivery and Services segment and excess energy sales to AE Supply, Allegheny’s unregulated generation affiliate. The Generation and Marketing revenues for the three months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001. Generation and Marketing revenues decreased $48.7 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to the transfer of Monongahela’s Ohio and FERC jurisdictional generation assets to AE Supply on June 1, 2001 and generation outages in the second quarter of 2002 limiting Monongahela’s ability to generate and sell excess energy.

The elimination between Delivery and Services and Generation and Marketing revenues is necessary to remove the effect of affiliated revenues, primarily sales of bulk power.

Cost of Revenues

Fuel Consumed For Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing Segment, for the three months ended September 30, 2002 increased $1.5 million compared to the same period in 2001, primarily due to a 3.5 percent increase in average fuel prices offset, in part, by a 1.5 percent decrease in KWhs generated. For the nine months ended September 30, 2002, fuel consumed for electric generation decreased $12.6 million compared to the same period in 2001 primarily due to a 16.4 percent decrease in KWhs generated offset, in part, by a 4.0 percent increase related to average fuel prices. The decrease in KWhs generated is the result of Monongahela transferring its Ohio and FERC jurisdictional generation assets to AE Supply on June 1, 2001.

Purchased Energy and Transmission: Purchased energy and transmission for the three and nine months ended September 30, 2002, and 2001, consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Delivery and Services:
From PURPA generation	$11.8	$15.5	$43.6	$43.3
Other purchased energy	93.6	84.0	258.4	250.9

Total purchased energy for Delivery and Services	105.4	99.5	302.0	294.2
Generation and Marketing purchased energy and transmission	9.8	4.9	28.8	20.1
Eliminations	(76.2)	(68.0)	(210.5)	(223.7)

Total purchased energy and transmission	$39.0	$36.4	$120.3	$90.6

The Delivery and Services segment’s purchased energy from PURPA generation decreased $3.7 million for the three months ended September 30, 2002 as compared to the same period in 2001, primarily due to an unscheduled plant outage. The Delivery and Services segment’s purchased energy from PURPA generation for the nine months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001.

Prior to Monongahela’s transfer of its Ohio and FERC jurisdictional generating assets to AE Supply on June 1, 2001, the Delivery and Services segment’s other purchased energy consisted primarily of energy purchases from Monongahela’s Generation and Marketing segment to supply energy to customers in all of its jurisdictions. Effective June 1, 2001, the Delivery and Services segment’s other purchased energy consisted primarily of energy purchases from Monongahela’s Generation and Marketing segment to supply energy to its West Virginia customers and energy purchases from AE Supply to supply its PLR retail load in Ohio. The increases in the Delivery and Services segment’s other purchased energy for the three and nine months ended September 30, 2002 of $9.6 million and $7.5 million, as compared to the same periods in 2001, were primarily due to purchases from AE Supply at prices that are higher than the prices charged by Monongahela’s Generation and Marketing segment.

Generation and Marketing purchased energy and transmission consists of energy purchases from AGC and nonaffiliated energy providers. Generation and Marketing purchased energy and transmission increased by $4.9 million and $8.7 million for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase for the three months ended September 30, 2002 was primarily due to an increase in energy purchases from nonaffiliated providers, partially off-set by a decrease in AGC capacity. The increase for the nine months ended September 30, 2002 was primarily due to increases in energy purchases from nonaffiliated providers and transmission costs resulting from Monongahela joining PJM in April 2002 which were partially off-set by a decrease in AGC capacity charges.

The elimination between Delivery and Services and Generation and Marketing purchased energy and transmission is necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural Gas Purchases: Natural gas purchases relate entirely to the Delivery and Services segment. Natural gas purchases increased $4.2 million for the three months ended September 30, 2002 as compared to the same period in 2001. The gas purchases increase for the three months ended September 30, 2002 was primarily due to higher demand and transportation expenses and gas prices which were partially offset by lower gas prices. Natural gas purchases decreased $5.4 million for the nine months ended September 30, 2002. The natural gas purchases decrease for the nine months ended September 30, 2002 was primarily due to lower demand and transportation expenses and a decrease in gas prices.

Other Operating Expenses

Workforce Reduction: In July 2002, Allegheny Energy announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. In the quarter ended September 30, 2002, Monongahela recorded a charge for its allocable share of the workforce reduction expenses of $28.6 million, before income taxes ($15.7 million, net of income taxes). There were no workforce reduction expenses for 2001.

Operation Expense: Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. Operation expense increased $8.3 million and $10.3 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase in operation expense for the three months ended September 30, 2002 was primarily due to increases in salary and wages, employee benefits, materials and supplies, and collection expense which were partially offset by a decrease in contract work expense. The increase in operation expense for the nine months ended September 30, 2002 was primarily due to increases in salary and wages, employee benefits and outside services.

Taxes other than Income Taxes: Total taxes other than income taxes for the three and nine months ended September 30, 2002 remained relatively unchanged as compared to the same periods in 2001.

Other Income and Expenses, Net

Other income and expenses, net represent non-operating revenues and expenses before income taxes. Other income and expenses, net for the three and nine months ended September 30, 2002 remained relatively unchanged as compared to the same periods in 2001.

Federal and State Income Tax Expense

The decrease in the effective income tax rates for the three and nine months ended September 30, 2002 were 45.1% and 31.9%, respectively. The effective income tax rates for the three and nine months ended September 30, 2001 were 28.4% and 33.5%, respectively. The effective income tax rate for the three months ended September 30, 2001 results from a one-time tax benefit from the conclusion of a federal tax audit.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

POTOMAC EDISON’S RESULTS OF OPERATIONS

Earnings Summary

Net income for the three and nine months ended September 30, 2002 decreased $14.9 million and $25.6 million, respectively, as compared to the same periods in 2001. The decreases in net income were primarily due to increased operating expenses, including a charge for workforce reduction expenses, and to a lesser extent, increased purchased energy and transmission costs.

Operating Revenues

Operating revenues, for the three and nine months ended September 30, 2002 decreased $2.8 million and $13.8 million, respectively, as compared to the same periods in 2001. The decreases in operating revenues for the three and nine months ended September 30, 2002 were primarily due to a seven percent reduction in Maryland residential distribution rates as specified in the Maryland deregulation provisions which were partially offset by increases in average number of customers served and customer usage.

Cost of Revenues

Purchased Energy and Transmission: Purchased energy and transmission expense for the three months ended September 30, 2002 increased $10.7 million as compared to the same period in 2001. The purchased energy and transmission expense for the nine months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001. The increase in purchased energy and transmission expense was primarily due to higher KWhs purchased to serve increases in the average number of customers served and customer usage. Also contributing to the increase in purchased energy and transmission expense were increased transmission expenses from Potomac Edison joining PJM in April 2002.

Deferred energy costs, net: Deferred energy costs, net are related to the recovery of capacity and energy costs associated with Potomac Edison’s PURPA contract with the AES Warrior Run cogeneration project. Effective July 1, 2000, Potomac Edison was authorized to recover all contract costs from the AES Warrior Run facility, less any revenues received from the sale of Warrior Run output into the wholesale energy market, through the life of the contract. Potomac Edison is recovering AES Warrior Run contract payments, net of revenues from sales into the wholesale energy market, through a revenue surcharge on Maryland customers’ bills. Any under or over recovery of net costs is being deferred on the balance sheet pending subsequent recovery from or return to customers through adjustments to the surcharge rates.

Other Operating Expenses

Workforce Reduction: In July 2002, Allegheny Energy announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. In the quarter ended September 30, 2002, Potomac Edison recorded a charge for its allocable share of the workforce reduction expenses of $12.8 million, before income taxes ($8.7 million, net of income taxes). There were no workforce reduction expenses for 2001.

Operation expense: Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses.

Operation expense for the three months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001. Operation expense for the nine months ended September 30, 2002 increased $4.4 million primarily due to increases in salaries and wages, employee benefits, and outside services.

Depreciation and Amortization: Depreciation and amortization for the three and nine months ended September 30, 2002 increased $1.1 million and $2.1 million as compared to the same 2001 periods. The increases in depreciation and amortization expense reflect the completion of the refund to customers of the Maryland deferred fuel balance that had the effect of reducing depreciation and amortization expenses between February and October 2001 and, to a lesser extent, new capital additions.

Other Income and Expenses, Net: Other income and expenses, net, represent nonoperating revenues and expenses before income taxes. Other income and expenses, net for the three and nine months ended September 30, 2002 remained relatively unchanged as compared to the same periods in 2001.

Federal and State Income Tax Expense

The effective income tax rates for both the three and nine months ended September 30, 2002 were 32.2%. The effective income tax rates for the three and nine months ended September 30, 2001 were 38.4% and 32.1%, respectively.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

WEST PENN’S RESULTS OF OPERATIONS

Earnings Summary

Consolidated net income decreased $10.1 million and $24.9 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases in consolidated net income were primarily due to increased operating expenses, including a charge for workforce reduction expenses, and to a lesser extent, increased purchased energy and transmission costs. These increases were partially offset for the nine month period ended September 30, 2002, by a gain on sale of land.

Operating Revenues

Operating revenues increased $24.2 million and $25.0 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increases in operating revenues were primarily due to an increase in residential, commercial, and industrial sales, resulting from warmer summer weather.

Cost of Revenues

Purchased energy expense: Purchased energy expense for the three and nine months ended September 30, 2002 increased $13.8 million and $30.2 million, respectively, as compared to the same periods in 2001. The increases in purchased energy expense were primarily due to increased purchases from AE Supply at higher rates during the three and nine months ended September 30, 2002 as compared to the same periods in 2001.

Other Operating Expenses

Workforce Reduction: In July 2002, Allegheny Energy announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. In the quarter ended September 30, 2002, West Penn recorded a charge for its allocable share of the workforce reduction expenses of $20.0 million ($14.2 million, net of income taxes). There were no workforce reduction expenses for 2001.

Operation Expense: Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. Operation expense for the three months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001. Operation expense increased $17.3 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase in operating expense was primarily due to increases in salary and wages, employee benefits, contract work, and collection expense.

Depreciation and Amortization: Depreciation and amortization expense increased $1.7 million and $3.8 million in the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increases in depreciation and amortization expense were primarily due to higher property, plant, and equipment balances, including computer software that is amortized over relatively short lives.

Taxes Other than Income Taxes

Taxes other than income taxes primarily include gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes. Taxes other than income taxes increased $5.9 million and $10.3 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increases in taxes other than income taxes were due primarily to increased Pennsylvania gross receipts taxes as a result of a state imposed tax rate increase on electric distribution companies in the state.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses. Other income and expenses, net, for the three months ended September 30, 2002 remained relatively unchanged as compared to the same period in 2001. Other income and expenses, net, increased $12.7 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily as a result of gains on the sale of land.

Interest Charges

Interest charges decreased $0.9 million and $3.0 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001 primarily due to lower average long-term debt levels due to the repayment of transition bonds.

Federal and State Income Tax Expense

The effective income tax rates for the three and nine months ended September 30, 2002 were 29.2% and 32.3%, respectively. The effective income tax rates for the three and nine months ended September 30, 2001 were 32.3% and 34.5%, respectively.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

AGC’S RESULTS OF OPERATIONS

Earnings Summary

Net income increased $0.6 million and decreased $0.6 million for the three and nine months ended September 30, 2002 compared to the 2001 periods. Through a cost-of-service rate schedule approved by the FERC, AGC recovers, in revenues, a return on its investment. The increased earnings for the three months ended September 30, 2002 are primarily a result of a higher effective income tax rate used in the three months ended September 30, 2001, as explained below. The decreased earnings for the nine months ended September 30, 2002, are the result of the normal continuing reduction in AGC’s net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is regulated.

Operating Revenues

AGC recovers in revenues all of its operation expense, depreciation, taxes other than income taxes, and a return on its investment through a cost-of-service rate schedule approved by FERC. Operating revenues increased $0.8 million for the three months ended September 30, 2002, primarily due to increases in operating expenses.

Operating revenues decreased $2.2 million for the nine months ended September 30, 2002, as the result of the normal continuing reduction in AGC’s net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is regulated, and increased interest expenses.

Federal and State Income Tax Expense

The effective income tax rates for the three and nine months ended September 30, 2002 were 29.1% and 30.6%, respectively. The effective income tax rates for the three and nine months ended September 30, 2001 were 37.7% and 33.0%, respectively.

The higher effective income tax rate for the three months ended September 30, 2001 is primarily the result of a valuation allowance established against a deferred tax asset related to depreciation.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

On February 25, 2003 and March 13, 2003, Allegheny entered into the Borrowing Facilities totaling $2,447.8 million with various credit providers to refinance and restructure the majority of AE and AE Supply’s short-term debt. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, in the notes to consolidated financial statements in the 2002 Annual Report on Form 10-K for a full description of the Borrowing Facilities and related debt covenant requirements. Allegheny and AE Supply have obtained waivers for these respective agreements’ covenants for the reporting periods through, and including, December 31, 2003.

As a result of Allegheny’s failure to comply with certain covenants for financial reporting requirements under the majority of Allegheny’s debt, including Allegheny’s First Mortgage Bonds, Transition Bonds, and Medium-Term Notes (for additional information, see Item 8, Consolidated Statements of Capitalization, for each registrant in the 2002 Annual Report on Form 10-K), as well as cross-covenant requirements in certain of Allegheny’s Pollution Control Bonds (collectively “Indebtedness”), at Monongahela, Potomac Edison and West Penn, Allegheny’s debt is classified as current in accordance with EITF 86-30. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, in the notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K for a full description of these violations. The following table summarizes the amount of debt (excluding unamortized discounts and premiums) classified as current for each registrant, as a result of these failures to comply as of September 30, 2002:

(In millions)	Indebtedness
AE	$310.7
AE Supply	1,365.8
Monongahela	687.1
Potomac Edison	420.0
West Penn	529.2
AGC	100.0

Total Allegheny	$3,412.8

Cash Flows

Allegheny Energy, Inc.:

Cash flows from operations increased $177.6 million, primarily as the result of an increase in accounts payable due to delayed payments to vendors, along with a decrease in taxes receivable, offset by a decrease in accounts receivable and cash outlays for materials and supplies.

Cash flows used in investing activities decreased $1,623.8 million, which was primarily the result of AE Supply’s acquisition of both the Midwest generating assets and an energy trading business in 2001, which did not recur in 2002.

Cash flows from financing activities decreased $1,615.0 million, which was primarily the net result of the issuance of short-term debt and common stock in 2001, neither of which recurred in 2002.

AE Supply:

Cash flows used in operations decreased $107.3 million which was principally the result of an increase in accounts payable as a result of delayed payments to vendors, offset by a decrease in accounts receivable and cash payments for materials and supplies.

Cash flows used in investing activities decreased $1,504.0 million primarily due to the acquisition of the Midwest generating assets and an energy trading business in 2001, which did not recur in 2002.

Cash flows from financing activities decreased $1,496.8 million primarily due to the issuance of short-term debt in 2001, which did not recur in 2002, the repayment of notes to AE and affiliated companies during 2002, and reduced contributions from AE in 2002.

Monongahela:

Cash flows from operations decreased $23.7 million principally due to the repayment of affiliated accounts payable and the prepayment of certain taxes.

Cash flows used in investing activities decreased $4.4 million primarily due to the proceeds received from the sale of businesses and assets and, to a lesser extent, to a reduced level of construction expenditures.

Cash flows used in financing activities decreased $57.5 million, principally due to a reduction in dividends paid on common stock and to a lesser extent, increased repayments of notes receivable from affiliates.

Potomac Edison:

Cash flows from operations decreased by $2.4 million principally due to greater payments for materials and supplies.

Cash flows used in investing activities decreased $4.1 million due to a reduction in construction expenditures.

Cash flows used in financing activities decreased $3.9 million primarily due to a reduction of dividends paid to AE which was partially offset by repayments of debt.

West Penn:

Cash flows from operations decreased $10.0 million due to a decrease in taxes and accounts payable, along with cash payments made for the prepayment of certain taxes.

Cash flows used in investing activities decreased $14.3 million. While cash outflows from construction expenditures remained constant, proceeds of $13.4 million were received from the sale of land during 2002.

Cash flows used in financing activities decreased $1.0 million principally due to reduced dividends paid to the parent which was partially offset by repayments of notes and bonds, net of additional funding received from the issuance of long-term debt and notes payable issued to affiliated companies.

AGC:

Cash flows from operations decreased $5.0 million primarily due to decreases in accounts receivable and payable with affiliated companies and deferred investment tax credits and income taxes.

Cash flows used in financing decreased $10.3 million reflecting an increase in the proceeds of short-term debt and a decrease in cash dividends paid on common stock which were partially offset by an increase in repayment of notes payable to AE Supply and Monongahela and affiliated companies.

Financing

Debt: For the nine months ended September 30, 2002, the following issuances and redemptions of long-term debt were made by registrant:

(In millions)	Issuances	Redemptions
AE	$—	$(11.1)
AE Supply	650.0	(158.1)
Monongahela	—	(26.8)
Potomac Edison	—	—
West Penn	80.0	(156.4)
AGC	—	—

Allegheny	$730.0	$(352.4)

Allegheny has entered into the Borrowing Facilities on February 25, 2003, and March 13, 2003. See “Liquidity Strategy,” above, and Note 2, Debt Covenants and Liquidity Strategy, above, for full descriptions of the Borrowing Facilities.

Short-term Debt: Allegheny and AE Supply manage short-term obligations with cash-on-hand. Monongahela, Potomac Edison, and West Penn manage short-term obligations through an internal money pool or cash-on-hand. As a method to accommodate intercompany short-term borrowing needs to the extent that certain companies have funds available, the money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points.

At September 30, 2002, Allegheny had $1,138.2 million outstanding short-term debt borrowings. See above on the new Borrowing Facilities.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny’s critical accounting policies are the same as those reported in the 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

Effective January 1, 2002, Allegheny adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The application of SFAS No. 142 resulted in Allegheny eliminating the amortization of goodwill and recognizing impairment losses on the goodwill in its Delivery and Services segment. As required by SFAS No. 142, Allegheny must continue to evaluate the remaining goodwill related to the acquisition of its energy trading business for potential impairment at least annually. See Item 8, Note 7, Goodwill and Other Intangible Assets, to Allegheny’s 2002 Annual Report on Form 10-K for details regarding Allegheny’s implementation of SFAS No. 141 and 142.

Effective January 1, 2002, Allegheny adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a singular accounting model for the disposal of long-lived assets and carries forward the impairment provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

In June 2002, the EITF reached a consensus on Issue No. 02-3, that mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the consolidated statements of operations. This consensus was applicable to financial statements for periods ending after July 15, 2002. During 2002, Allegheny modified its reporting as a result of the EITF consensus to reflect the revenues from energy trading activities net of the cost of purchased energy and transmission related to contracts that require physical delivery. In addition, amounts for 2001 and 2000 were adjusted for comparability to reflect the adoption of the EITF consensus. As a result, AE Supply’s 2001 and 2000 operating revenues and cost of revenues are lower than previously reported, with no effect on consolidated net revenues or net income.

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

The implementation of EITF Issue No. 02-3 resulted in Allegheny recording a cumulative effect of an accounting change of approximately $12.1 million, net of income taxes ($19.7 million, before income taxes), in the first quarter of 2003. This charge will represent the fair value of those contracts previously accounted for under EITF Issue No. 98-10 that no longer qualify for mark-to-market accounting.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires disclosures by a guarantor concerning its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 did not have a material effect on its statement of operations and financial position. See Item 8, Note 26, Commitments and Contingencies, to the consolidated financial statements of Allegheny’s 2002 Annual Report on Form 10-K for additional information regarding guarantees.

Effective January 1, 2003, Allegheny adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. See Item 8, Note 25, New Accounting Pronouncements, to the consolidated financial statements of Allegheny’s 2002 Annual Report on Form 10-K for additional information.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, commonly referred to as “special purpose entities.” FIN 46 requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Allegheny will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, Allegheny will be required to consolidate all variable interest entities in which it is the primary beneficiary, as of March 31, 2004 in connection with FIN 46(R) that was issued in December 2003. Allegheny does not believe that FIN 46 will have a material effect on its statements of operations or its financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. Allegheny is in the process of evaluating the potential impacts of SFAS No. 149.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires certain financial instruments that have historically been classified as equity to be classified as liabilities (or as an asset in certain circumstances). SFAS No. 150 is effective for Allegheny’s financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, Allegheny will classify its 11 7/8 percent convertible trust preferred securities, issued on July 24, 2003, as a liability.

Various other new accounting pronouncements not mentioned above that were effective in 2002 did not have a material effect on Allegheny’s consolidated results of operations, cash flows, and financial position.

REGULATORY MATTERS

Federal Regulation

On March 15, 2001, the Distribution Companies filed a plan with the FERC to transfer functional control over their transmission system to PJM. The plan was approved by the FERC on January 30, 2002, and the Distribution Companies became members of PJM effective April 1, 2002. On November 17, 2003, the FERC issued a series of orders related to transmission rate design for the PJM and Midwest regions. Specifically, the FERC found that the pancaking of rates for movement of power between PJM and the Midwest region is not just and reasonable. The FERC ordered the elimination of pancaked rates and the implementation of a transitional rate design for a two-year period, and ordered the parties to develop a long-term rate design solution. While the transitional rate design is intended to keep transmission owners neutral with respect to transmission revenues for the two-year period, it is not clear that this will be the actual result. Because the data is still being collected and the details of the calculations are not yet worked out with the other transmission owners in PJM and the region, Allegheny does not know the full financial impact; however, based on preliminary calculations such impact could be material.

State Legislation and Regulatory Developments

Rate Matters

On November 25, 2003, West Penn filed a Petition for Issuance of a Second Supplement to its Previous Qualified Rate Orders. West Penn is asking the Commission to approve the issuance of additional transition bonds up to the amounts originally authorized by the Commission with approved carrying charges to securitize a remaining portion of West Penn’s stranded costs.

The purpose of this second supplement to West Penn’s Qualified Rate Order is to allow West Penn to refinance debt maturing in June 2004 at a favorable interest rate that would extend to 2010. It would also facilitate West Penn’s financing and timely recovery of those portions of its previously stranded costs that are not recoverable on a timely basis, via West Penn’s competitive transition charge, due to the operation of West Penn’s generation rate cap.

On July 24, 2003, the Ohio Public Utilities Commission (PUCO) authorized Monongahela to issue a request for proposals to supply wholesale power to Monongahela commencing January 1, 2004, for new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 megawatts of load. AE Supply won the competitive bid process to serve the load, subject to approval of its bid by the PUCO. On October 8, 2003, Monongahela requested that the PUCO approve the bid and the corresponding retail rates to be charged the applicable customer classes. The PUCO denied the request in October 2003 for approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes for two years until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. On December 17, 2003, the PUCO denied Monongahela’s request for rehearing. Monongahela intends to appeal the PUCO’s order. Monongahela intends to procure power from the PJM market beginning January 1, 2004, for these customers and anticipates that the price for that power will be higher than the currently tariffed retail generation rates. Monongahela intends to account for any corresponding losses, but cannot be certain that the PUCO will allow Monongahela to recover any or all of these costs. On December 31, 2003, Monongahela filed an application with the PUCO for authority to implement a surcharge for the difference between its cost to purchase power and the retail generation rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny implemented new risk management policies during the fourth quarter of 2002 and the first quarter of 2003 to monitor and assist in controlling these market risks, including the use of derivative instruments to manage some of the exposures. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity, natural gas, and other energy-related commodities. The interest rate risk exposure results from changes in interest rates related to interest rate swaps, commercial paper, and variable- and fixed-rate debt.

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

Significant events have occurred during the third quarter of 2002, and continued through the third quarter of 2003, which have caused a material change in those risks reported in the 2001 Annual Report on Form 10-K for Allegheny, AE Supply, Monongahela, Potomac Edison and West Penn with respect to interest rate and market risk. See Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in Allegheny’s 2002 Annual Report on Form 10-K, filed with the SEC on September 25, 2003.

Interest Rate Risk

In 2003, Allegheny’s exposure to variable interest rates increased. In February 2003, Allegheny announced that it and AE Supply had entered into agreements with lenders for the Borrowing Facilities totaling $2,447.8 million. The Borrowing Facilities’ interest rates are based upon a fixed spread over LIBOR. Also, the interest rates payable by AE Supply under certain parts of the Borrowing Facilities are dependent on AE Supply’s credit rating. Should AE Supply’s credit rating decline below its current rating, the rate of interest AE Supply would be required to pay would increase. A one percent increase in the variable interest under the Borrowing Facilities would increase Allegheny’s interest expense for 2003 by approximately $21.5 million.

Market Risk

During the third quarter of 2002, Allegheny announced a restructuring of its energy marketing and trading activities. Allegheny began significantly reducing its reliance on the wholesale energy trading business primarily by restricting activities to an asset-backed strategy using its low-cost generating assets located in the Mid-Atlantic and Midwest. As a result, Allegheny’s trading activities began focusing on lowering risk, optimizing the value of its generating assets, and reducing the effect of mark-to-market earnings to the extent possible.

As a result of significant changes in market conditions, and in conjunction with Allegheny’s decision to restructure its energy trading activities, Allegheny performed a comprehensive assessment of the valuation techniques and assumptions used to value its existing portfolio of energy commodity contracts. To reflect current market conditions, Allegheny revised the valuation techniques and assumptions for certain contracts with option features. As a result, Allegheny reduced the value of its portfolio of energy commodity contracts by $356.2 million, before income taxes, in the third quarter of 2002.

During the fourth quarter of 2002, the fair value of Allegheny’s portfolio of commodity contracts was reduced by an additional $216.4 million, before income taxes. This reduction in fair value resulted from a decrease in the liquidity and volatility of the energy markets in the Western Systems Coordinating Council (WSCC). This decrease in market liquidity and volatility primarily affected the fair values related to Allegheny’s contractual right to call up to 1,000 MW of generation in southern California from Williams and the agreement with LV Cogen to call up to 222 MW of generating capacity. These contracts were terminated in the second and third quarter of 2003, respectively.

The change in valuation techniques and assumptions led to a corresponding change in the underlying output, or value, calculated by Allegheny to measure its market risk exposure. The various methods utilized by Allegheny to measure its exposure to market risk on a daily basis, include a value at risk model (VaR). VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and monitor positions.

See Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in Allegheny’s and AE Supply’s 2002 Annual Report on Form 10-K, filed with the SEC on September 25, 2003, for a more detailed discussion of Allegheny’s and AE Supply’s VaR as of December 31, 2002.

2002 Market Risk Summary

A more detailed discussion of Allegheny’s market risks is included in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn and AGC.

ITEM 4. CONTROLS AND PROCEDURES

Allegheny identified a miscalculation in its business segment information after the filing of Form 10-Q for the period ended June 30, 2002 and initiated a comprehensive review of its financial processes, records, and internal controls. As a result, Allegheny identified numerous accounting errors. See Item 14, Controls and Procedures, of the 2002 Annual Report on Form 10-K for information concerning accounting errors and internal control deficiencies.

Allegheny has implemented corrective actions to mitigate the risk that its internal control deficiencies could lead to material misstatements in the financial statements filed as part of this Form 10-Q. Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional services firms to assist in the performance of the additional procedures. Allegheny’s additional procedures included the reconciliation and analysis of balance sheet accounts, analysis of various transactions for proper classification and cut-off, and the analysis of various accounting processes to determine additional actions necessary to ensure the accuracy of Allegheny’s financial records and identify corrective actions needed to improve internal controls. However, PricewaterhouseCoopers LLP, Allegheny’s independent auditor, in their report dated September 12, 2003, has advised the Audit Committee of continuing material weaknesses noted during the 2002 audit.

Allegheny’s management, Audit Committee, and Board of Directors have recognized and are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include changing the culture of the accounting function to focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures. Allegheny has recently made substantial changes in its senior management. Management has commenced or is undertaking the following corrective actions in order to achieve an immediate improvement in the controls environment:

(i)	establishment of a Disclosure Committee as described below;

(ii)	development of new policies, processes, and procedures to identify and remediate weaknesses and improve controls, including reconciliation, classification, and cut-off issues;

(iii)	the hiring of a new Corporate Controller on October 13, 2003 who was previously a partner of a nationally-recognized accounting firm;

(iv)	reorganized financial results analysis for all of Allegheny’s legal entities under the direction of the Corporate Controller with three newly created director positions, each responsible for a specific function and reporting to the Corporate Controller. Accounting professionals recruited from inside and outside Allegheny have filled these three positions;

(v)	the establishment of a new department focused on the development and maintenance of accounting policies and procedures, and a new department comprised of the individuals responsible for SEC financial reporting matters. In addition, the department responsible for tax matters, including tax accounting, will report to the Corporate Controller. In order to improve communications and effectiveness of management oversight of individuals involved in the monthly accounting close processes, Allegheny is consolidating the department responsible for this activity at its offices in western Pennsylvania;

(vi)	additional training and recruitment of highly skilled individuals to enhance the skill sets and capabilities of Allegheny’s accounting leadership and staff. Allegheny has hired approximately 20 new accounting professionals with degrees in accounting, including six for critical leadership positions; and

(vii)	continued assistance from outside professional services firms in Allegheny’s performance of additional procedures necessary to mitigate the effects of internal control deficiencies until other corrective actions are implemented.

Longer-term corrective actions include:

(i)	development of a detailed accounting policies and procedures manual under the direction of a newly-created department as discussed above; and

(ii)	evaluation of data processing systems with a view to the improvement or replacement of systems related to energy trading and supply chain management, and implementation of data processing systems to enable the accounting function to further utilize technology-based solutions.

Regarding its internal controls for energy trading operations, Allegheny has revised its corporate energy risk policy to incorporate the best practices as defined by the Committee of Chief Risk Officers (CCRO) in its governance white paper issued in November 2002 and is in the process of implementing these best practices. As a result, the role and responsibilities of Allegheny’s corporate risk management function, which is independent from its energy trading operations, have been significantly expanded, to include the responsibility for determining the fair value of energy trading positions. Allegheny has established clear separation of duties for front-, middle-, and back-office activities. Allegheny also reduced transaction and exposure limits for its energy trading operations. Allegheny has undertaken an initiative to select from an outside provider and implement a new transaction processing system for front-, middle-, and back-office areas. It is expected that the core functions of this system will be in operation by the fall of 2004.

Allegheny initiated implementation of these corrective actions in 2003 and expects to complete the implementation in 2004. Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls and will no longer rely on the performance of additional procedures to ensure the accuracy and completeness of its financial statements.

To address the weaknesses identified in Allegheny’s internal controls and disclosure practices, Allegheny substantially augmented and revised its procedures in connection with the preparation of this report. These augmented procedures included a formal drafting group to comprehensively review, revise and update disclosure. This exercise also involved direct involvement by senior officers, including the Chief Executive Officer and the Chief Financial Officer. The principal elements of these augmented procedures have formed the basis for Allegheny’s written disclosure controls and procedures applicable to future periodic reports and certain public communications.

Allegheny has created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and currently comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services and Vice President, Manager of Communications, as well as the senior officers responsible for Allegheny’s segments. The Disclosure Committee’s principal functions are to establish, maintain, monitor and evaluate Allegheny’s written disclosure controls and procedures, and to supervise and coordinate the preparation of Allegheny’s periodic reports and certain other public communications.

The Disclosure Committee, with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, reviewed the augmented procedures implemented by Allegheny in connection with the preparation of this report and found them to be effective. However, until Allegheny completes the actions described above to achieve improvements in its internal controls, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and with extensive involvement of PwC and other outside professional services firms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have from time to time become involved in litigation incidental to our business activities. See Note 12, Commitments and Contingencies, for additional information.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter covered by this report.

During the third quarter of 2003, on July 25, AE completed the private placement of $300 million aggregate liquidation amount of its 11 7/8 percent Mandatorily Convertible Trust Preferred Securities (the Trust Preferred Securities) to a group of private investment funds. AE concluded that the placement qualified for exemptions from registration under the Securities Act of 1933, including under Section 4(2) of the Securities Act. This conclusion was based on several factors, including representations provided by the purchasers and the placement agents. The aggregate price paid by the purchasers in the private placement was $291 million (97 percent of par). AE paid aggregate placement agents’ commissions of $11.5 million. AE realized net proceeds after expenses, including fees and expenses of purchasers’ and agents’ counsel, of $275 million.

The Trust Preferred Securities will be convertible automatically into shares of AE common stock on or after June 15, 2006, in the event that the closing price per share of AE common stock equals or exceeds $15 over a specified averaging period. The Trust Preferred Securities are also convertible at the option of the holders at any time. The Trust Preferred Securities were issued in multiples of $1,000. The conversion price of the Trust Preferred Securities is $12 per AE common share (that is, 83.33 shares per $1,000 principal amount of the Trust Preferred Securities). The Trust Preferred Securities are convertible in the aggregate into 25 million shares of AE common stock. The terms of the Trust Preferred Securities relating to their conversion are subject to anti-dilution and other adjustment provisions.

On March 14, 2003, AE’s common stockholders approved an amendment to AE’s articles of incorporation eliminating common stockholders’ preemptive rights. See Note 2 (Debt Covenants and Liquidity Strategy) to the unaudited financial statements herein contained.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

A discussion of Allegheny’s debt covenant compliance is provided in Note 2 (Debt Covenants and Liquidity Strategy) to the unaudited financial statements herein contained.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrants security holders during the third and fourth quarters of 2002. AE Supply does not have security holders. Thus, no matters were submitted to a vote of security holders of AE Supply.

2003 Matters

AGC. At the annual meeting of AGC shareholders held on February 25, 2003, votes were taken for the election of directors. The total number of votes cast was 1,000 with all votes being cast for the election of the following directors: Paul M. Barbas, Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Alan J. Noia, Jay S. Pifer, and Bruce E. Walenczyk. Messrs. Gagliardi, Henderson, Morrell, Noia, Pifer, and Walenczyk all retired in 2003. Mr. Barbas resigned in 2003.

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

West Penn. At the annual meeting of West Penn shareholders held on April 16, 2003, votes were taken for the election of directors. The total number of votes cast was 24,361,586, with all votes being cast for the election of the following directors: Paul M. Barbas, Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Alan J. Noia, Jay S. Pifer, and Bruce E. Walenczyk. Messrs. Gagliardi, Henderson, Morrell, Noia, Pifer, and Walenczyk all retired in 2003. Mr. Barbas resigned in 2003.

Potomac Edison. At the annual meeting of Potomac Edison shareholders held on April 23, 2003, votes were taken for the election of directors. The total number of votes cast was 22,385,000, with all votes being cast for the election of the following directors: Paul M. Barbas, Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Alan J. Noia, Jay S. Pifer, and Bruce E. Walenczyk. Messrs. Gagliardi, Henderson, Morrell, Noia, Pifer, and Walenczyk all retired in 2003. Mr. Barbas resigned in 2003.

Monongahela. At the annual meeting of Monongahela shareholders held on October 31, 2003, votes were taken for the election of directors. The total number of votes cast was 5,891,000, with all votes being cast for the election of the following directors: Paul J. Evanson, Jay S. Pifer, Joseph H. Richardson, and Jeffrey D. Serkes. Mr. Pifer retired on December 1, 2003.

AE. AE’s annual meeting of shareholders was held on November 14, 2003. At the annual meeting votes were taken for:

(1)	the election of directors;

(2)	the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors;

(3)	a shareholder proposal regarding shareholder rights plans;

(4)	a shareholder proposal regarding indexed options;

(5)	a shareholder proposal regarding performance-based stock options;

(6)	a shareholder proposal regarding option expensing;

(7)	a shareholder proposal regarding independent board chairs;

(8)	a shareholder proposal regarding simple majority voting;

(9)	a shareholder proposal regarding annual election of directors;

(10)	a shareholder proposal regarding auditor fees; and

(11)	a shareholder proposal regarding reincorporation in Delaware.

AE’s shareholders elected H. Furlong Baldwin, Julia L. Johnson, and Gunnar E. Sarsten to serve on the Board of Directors for three-year terms, which will expire in 2006. Shareholders also approved the appointment of PricewaterhouseCoopers LLP as independent auditors for the Allegheny. Out of the nine shareholder proposals presented at the meeting, shareholders approved two proposals. The proposals approved were shareholder statements regarding simple majority voting and annual election of directors.

The following tables provide details regarding the numbers of votes cast by AE’s shareholders with respect to the matters indicated.

Election of directors:

Nominees for Director	Votes For	Votes Withheld
H. Furlong Baldwin	88,301,623	7,960,713
Julia L. Johnson	88,370,440	7,960,713
Gunnar E. Sarsten	88,249,709	7,960,713

Other matters:

Shareholder Action Items Referenced Above	Votes For	Votes Against	Abstentions
(2)	92,605,057	2,489,953	1,172,960
(3)	24,668,548	38,361,156	1,969,360
(4)	13,419,781	49,496,695	2,082,589
(5)	14,176,213	48,872,196	1,950,656
(6)	25,825,212	36,731,652	2,442,200
(7)	26,439,954	35,364,171	3,194,940
(8)	35,313,718	27,715,381	1,969,967
(9)	34,886,019	28,156,165	1,956,881
(10)	10,247,978	52,574,380	2,176,707
(11)	20,711,045	40,668,756	3,619,265

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy, Inc.

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy Supply Company, LLC

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

Monongahela Power Company

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

The Potomac Edison Company

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

West Penn Power Company

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

Allegheny Generating Company

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

(1)	The following companies filed or furnished reports on Form 8-K during the third quarter of 2002:

(i)	AE Inc., on July 8, 2002, Items 7 and 9, attaching Press Release regarding Allegheny Energy Revised 2002 Earnings Guidelines;

(ii)	AE, Inc., on July 31, 2002, Items 7 and 9, attaching Second Quarter Earnings Release; and;

(iii)	AE, Inc., on August 14, 2002, Items 7 and 9, Sworn Statements of Alan J. Noia and Bruce E. Walenczyk.

(2)	The following companies filed or furnished reports on Form 8-K after the third quarter of 2002:

(i)	AE, Inc. on December 19, 2002, Items 7 and 9, attaching Unaudited Consolidated Financial Data for Nine Months Ended September 30, 2002;

(ii)	AE Supply on December 19, 2002, Items 7 and 9, attaching Unaudited Consolidated Financial Data for Nine Months Ended September 30, 2002;

(iii)	AE, Inc. on February 25, 2003, Items 7 and 9, arranging new and restructured credit facilities totaling $2.4 billion to improve financial stability;

(iv)	AE, Inc. on March 7, 2003, Items 7 and 9, attaching Press Release regarding announcement of decision of CEO to retire;

(v)	AE, Inc. on March 7, 2003, Items 7 and 9, attaching Press Release regarding Adjournment of Special Meeting of Stockholders;

(vi)	AE, Inc. on March 10, 2003, Items 7 and 9, attaching Press Release regarding Postponement of 2003 Annual Meeting of Stockholders;

(vii)	AE, Inc. on March 17, 2003, Items 7 and 9, attaching Press Release regarding Stockholder Approval of Charter Amendment;

(viii)	AE, Inc. on April 16, 2003, Items 7 and 9, attaching Press Release regarding Appointment by the Board of Directors of Interim President and CEO and Lead Director;

(ix)	AE, Inc. on May 15, 2003, Items 7 and 9, attaching Press Release regarding announcement of executive leadership change;

(x)	AE, Inc. on May 23, 2003, Items 7 and 9, attaching Press Release regarding announcement of executive leadership change;

(xi)	AE, Inc. on June 11, 2003, Items 7 and 9, attaching Press Release regarding announcement of election by the Board of Directors of Chairman, President, and CEO;

(xii)	AE, Inc. on June 11, 2003, Items 7 and 9, attaching Press Release announcing renegotiation of terms and conditions of its energy supply contract with CDWR;

(xiii)	AE, Inc. on June 24, 3003, Items 7 and 9, attaching Press Release announcing that its common equity ratio has fallen below the level required under certain key SEC authorizations;

(xiv)	AE, Inc. on July 7, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Senior Vice President and Chief Financial Officer;

(xv)	AE, Inc. on July 17, 2003, Items 5 and 7, issued notice announcing its intention to issue and sell, through Allegheny Capital Trust I, a special purpose finance subsidiary of AE, Mandatorily-Convertible Trust Preferred Securities;

(xvi)	AE, Inc. on July 23, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Vice President and General Counsel;

(xvii)	AE, Inc. on July 25, 2003, Items 7 and 9, announcing that it has completed a private placement of $300 million of convertible trust preferred securities;

(xviii)	AE, Inc. on July 30, 2003, Items 7 and 9, announcing that its ATFC has signed a definitive agreement to sell its energy supply contract with the CDWR;

(xix)	AE, Inc. on August 1, 2003, Items 5 and 7, attaching financing documents;

(xx)	AE Supply on August 1, 2003, Items 5 and 7, attaching financing documents;

(xxi)	Monongahela on August 1, 2003, Items 5 and 7, attaching financing documents;

(xxii)	West Penn on August 1, 2003, Items 5 and 7, attaching financing documents;

(xxiii)	AE, Inc. on August 19, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of President of Allegheny Power;

(xxiv)	AE, Inc. on September 26, 2003, Items 7 and 9, attaching Press Release regarding announcement of its full year 2002 financial results;

(xxv)	AE, Inc. on September 26, 2003, Items 7 and 9, attaching prepared remarks for the analyst call and accompanying slide presentation;

(xxvi)	AE, Inc. on October 3, 2003, Items 7 and 9, attaching Press Release announcing the Vice President Strategic Planning of Allegheny Energy, Inc. and Chief Commercial Officer of AE Supply Company;

(xxvii)	AE, Inc. on October 14, 2003, Items 7 and 9, attaching Press Release announcing certain changes in, and nominations for, AE, Inc.’s Board of Directors and the filing of AE, Inc.’s proxy statement for the annual meeting to be held on November 14, 2003;

(xxviii)	AE, Inc. on October 24, 2003, Items 7 and 9, attaching presentation to be made by AE, Inc. at the 38th Edison Electric Institute Conference in Orlando, Florida on October 26-29, 2003; and

(xxiv)	AE, Inc., on December 19, 2003, Item 12 attaching press release announcing first and second quarter 2003 financial results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: January 23, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Senior Vice President and Chief Financial Officer