Form 10-K
period 2003-12-31
ALLEGHENY ENERGY INC
filed 2004-03-11
CIK 3673

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(A Virginia Corporation)
10435 Downsville Pike
Hagerstown, Maryland 21740-1766
Telephone (301) 790-3400

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Allegheny Energy, Inc.	Yes ☒	No ☐
Allegheny Energy Supply Company, LLC	Yes ☐	No ☒
Monongahela Power Company	Yes ☐	No ☒
The Potomac Edison Company	Yes ☐	No ☒
West Penn Power Company	Yes ☐	No ☒
Allegheny Generating Company	Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of exchange on which registered
Allegheny Energy, Inc.	Common Stock, $1.25 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Monongahela Power Company	Cumulative Preferred Stock, $100 par value: 4.40 percent 4.50 percent, Series C	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating Company	Common Stock, $1.00 par value	None

	Aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrants at June 30, 2003	Number of shares of common stock of the registrants outstanding at March 8, 2004

Allegheny Energy, Inc.	$1,072,943,406	126,969,238 ($1.25 par value)

Monongahela Power Company	None. (a)	5,891,000 ($50 par value)

The Potomac Edison Company	None. (a)	22,385,000 ($.01 par value)

West Penn Power Company	None. (a)	24,361,586 (no par value)

Allegheny Generating Company	None. (b)	1,000 ($1.00 par value)

Allegheny Energy Supply Company, LLC	None. (c)	(d)

(a)	All such common stock is held by Allegheny Energy, Inc., the parent company.
(b)	All such common stock is held by its parent companies, Monongahela Power Company and Allegheny Energy Supply Company, LLC.
(c)	As of December 31, 2003, ML IBK Positions, Inc. owned 1.74 percent of the ownership interests in Allegheny Energy Supply Company, LLC and Allegheny Energy, Inc. held the remainder. See Item 3. “Legal Proceedings.”
(d)	The registrant is a limited liability company, the interests in which are not represented by shares.

Documents Incorporated by Reference

Portions of the Allegheny Energy, Inc. definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

GLOSSARY

I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

ACC	Allegheny Communications Connect, Inc., a subsidiary of Allegheny Ventures.

AE	Allegheny Energy, Inc., a diversified utility holding company.

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc., also a holding company.

AESC	Allegheny Energy Service Corporation, a wholly owned subsidiary of Allegheny Energy, Inc.

AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy Supply Company, LLC.

Allegheny	Allegheny Energy, Inc. together with its consolidated subsidiaries.

Allegheny Ventures	Allegheny Ventures, Inc., a nonutility, unregulated subsidiary of Allegheny Energy, Inc.

Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. The Distribution Companies do business as Allegheny Power.

Green Valley Hydro	Green Valley Hydro, LLC, a subsidiary of Allegheny Energy, Inc.

MGS	Mountaineer Gas Services, Inc., a subsidiary of Mountaineer Gas Company.

Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.

Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company.

Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.

West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

WVP	West Virginia Power, a division of Monongahela Power Company.

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

Bcf	Billion cubic feet

CAAA	Clean Air Act Amendments of 1990

CDWR	California Department of Water Resources

Clean Air Act	Clean Air Act of 1970

CWA	Clean Water Act

EPA	United States Environmental Protection Agency

EPACT	National Energy Policy Act of 1992

Exchange Act	Securities Exchange Act of 1934, as amended

FERC	Federal Energy Regulatory Commission (an independent commission within the Department of Energy)

EWG	Exempt wholesale generator

KWh	Kilowatt-hour

Mmcf	Million cubic feet

MW	Megawatt

MWh	Megawatt-hour

NSR	The New Source Performance Review Standards, or “New Source Review” applicable to facilities deemed “new” sources of emissions

OVEC	Ohio Valley Electric Corporation

PJM	PJM Interconnection, L.L.C., a regional transmission organization

PJM West	The commonly used name of the western extension of PJM Interconnection, L.L.C.

PLR	Provider-of-last-resort

PUHCA	Public Utility Holding Company Act of 1935, as amended

PURPA	Public Utility Regulatory Policies Act of 1978

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission
T&D	Transmission and Distribution

CONTENTS (cont’d.)

ii

CONTENTS (cont’d.)

		Page

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	314

ITEM 13.	Certain Relationships and Related Transactions	315

ITEM 14.	Principal Accountant Fees and Services	315

PART IV:

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	317

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.		317

SIGNATURES		318

iii

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

PART I

ITEM 1.    BUSINESS

Allegheny Energy, Inc. (AE) was incorporated in Maryland in 1925. AE is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). AE is a utility holding company that has experienced significant changes in its business in the states in which its subsidiaries operate. As deregulation of electric generation has been implemented, AE’s subsidiaries have transferred their generating assets, excluding Monongahela Power Company’s (Monongahela) West Virginia jurisdictional generating assets, from their regulated utility businesses to Allegheny Energy Supply Company, LLC (AE Supply), an affiliated, unregulated (i.e., not subject to state rate regulation) generation business, in accordance with approved deregulation plans. AE operates primarily through various directly and indirectly owned regulated and unregulated subsidiaries (collectively and generically, Allegheny, we, us, or our).

AE’s operations are aligned into two segments:

1.	The Generation and Marketing segment comprises our power generation operations, which are generally unregulated (other than Monongahela’s West Virginia jurisdictional generating assets).

2.	The Delivery and Services segment comprises our regulated electric and natural gas transmission and distribution (T&D) operations and includes other unregulated operations not related to power generation and T&D.

The Generation and Marketing Segment

The following are our principal companies and operations in this segment:

1.	AE Supply is a Delaware limited liability company formed in 1999, and is registered as a holding company under PUHCA. AE Supply is an unregulated energy company that develops, owns, operates, and manages electric generating facilities. Through its wholesale marketing, fuel procurement and asset optimization activities, AE Supply purchases and sells energy and energy-related commodities. As of December 31, 2003, the Generation and Marketing segment owned or contractually controlled 11,977 MW of generating capacity and AE Supply owned 9,381 MW of generating capacity. AE Supply markets the Generation and Marketing segment’s electric generating capacity to various customers and markets. Currently, the majority of the Generation and Marketing segment’s normal operating capacity is committed to supplying the provider-of-last resort (PLR) obligations of the Distribution Companies. AE Supply’s 2003 total operating revenues were $709.3 million.

2.	Allegheny Generating Company (AGC) was incorporated in Virginia in 1981. It is owned by AE Supply (77 percent) and Monongahela (23 percent). Its sole asset is a 40 percent undivided interest in the Bath County, Virginia, pumped-storage hydroelectric station, which was placed in commercial operation in December 1985, and its connecting transmission facilities. All of AGC’s revenues are derived from sales of its 960 MW share of generating capacity from the Bath County Station to its parent companies, AE Supply and Monongahela. AGC’s 2003 total operating revenues were $70.5 million.

3.

Monongahela (Generation).    The West Virginia jurisdictional generating assets of Monongahela are included in our Generation and Marketing segment. Monongahela was incorporated in Ohio in 1924. It owns generating capacity in West Virginia and Pennsylvania. Monongahela generates electricity for its

West Virginia customers. Monongahela also operates an electric T&D system in northern West Virginia and in an adjacent portion of Ohio. Its business is managed in two segments, Generation and Marketing, which includes its generation operations, and Delivery and Services, which encompasses its T&D business. Monongahela’s Generation and Marketing segment had operating revenues of $350.9 million in 2003.

During 2003, the Generation and Marketing segment had operating revenues of $977.5 million, net of intersegment eliminations, and a net loss of $(465.7 million). At December 31, 2003, the Generation and Marketing segment held $5,266.7 of assets. See Note 11 to the Consolidated Financial Statements.

Delivery and Services Segment

Our principal companies in this segment are:

1.	The Distribution Companies—The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and Monongahela (excluding its West Virginia jurisdictional generating assets which are managed as part of the Generation and Marketing segment). Each of these companies is a regulated electric public utility company and does business under the trade name Allegheny Power. The principal business of the Distribution Companies and the Delivery and Services segment is the operation of electric and natural gas public utility systems. The Distribution Companies, with the exception of Monongahela and its West Virginia jurisdictional generating assets, do not produce their own power. The primary service areas of the Distribution Companies are rural and suburban with economies based primarily in manufacturing and natural resources and services. In April 2002, Monongahela, Potomac Edison and West Penn transferred operational control over their transmission systems to PJM Interconnection, L.L.C. (PJM), a regional transmission organization (RTO).

•	Monongahela (T&D). Monongahela’s T&D assets are included in our Delivery and Services segment. Monongahela’s electric T&D business serves approximately 397,000 electric customers. Monongahela also conducts a regulated natural gas T&D business, primarily through its Mountaineer Gas Company (Mountaineer) subsidiary. Mountaineer is a regulated public utility natural gas company. Monongahela serves approximately 230,000 residential, commercial, industrial, and wholesale natural gas customers in West Virginia, and owns approximately 4,850 miles of natural gas distribution pipelines. During 2003, Monongahela sold or transported 64.0 billion cubic feet (Bcf) of natural gas. Mountaineer also includes Mountaineer Gas Services, Inc. (MGS), which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines and is engaged in the sale and marketing of natural gas in the Appalachian basin. MGS owns more than 300 natural gas wells and has a net revenue interest in about 100 additional wells. Monongahela’s electric and natural gas service area covers approximately 13,000 square miles with a population of approximately 1,223,000. Monongahela’s 2003 total operating revenues were $987.7 million, of which $350.9 million is related to the Generation and Marketing segment.

•	Potomac Edison was incorporated in Maryland in 1923 and was also incorporated in Virginia in 1974. It operates an electric T&D system in portions of Maryland, Virginia, and West Virginia. Potomac Edison serves approximately 436,000 electric customers in a service area of about 7,300 square miles with a population of approximately 933,000. Potomac Edison’s 2003 total operating revenues were $905.2 million.

•	West Penn was incorporated in Pennsylvania in 1916. It operates an electric T&D system in southwestern, north, and south-central Pennsylvania. West Penn serves approximately 697,000 electric customers in a service area of about 9,900 square miles with a population of approximately 1,486,000. West Penn’s 2003 total operating revenues were $1,134.5 million.

2.

Allegheny Ventures, Inc. (Allegheny Ventures).    Allegheny Ventures is a nonutility, unregulated subsidiary of AE that was incorporated in Delaware in 1994. Allegheny Ventures engages in activities such as telecommunications and unregulated energy-related projects. Allegheny Ventures has two principal subsidiaries, Allegheny Communications Connect, Inc. (ACC) and Allegheny Energy Solutions, Inc. (AE Solutions). Both ACC and AE Solutions are Delaware corporations, wholly-owned by Allegheny Ventures. ACC develops fiber-optic projects, including fiber and data services. AE Solutions manages energy-related projects. Allegheny Ventures’ 2003 total operating revenues were $42.6 million.

During 2003, the Delivery and Services segment had operating revenues of $1,494.9 million, net of intersegment eliminations, and net income of $110.7 million. At December 31, 2003, the Delivery and Services segment held $4,542.0 of assets. See Note 11 to the Consolidated Financial Statements.

Intersegment Services

Allegheny Energy Service Corporation (AESC) was incorporated in Maryland in 1963 as a service company for AE. Aside from a small number of AE Supply employees at the Lincoln Generating Facility, AE, AE Supply, the Distribution Companies, AGC, Allegheny Ventures, and their subsidiaries have no employees. Their officers and, except as noted above, all personnel of Allegheny are employed by AESC. AESC’s employees provide all necessary services to AE, AE Supply, the Distribution Companies, AGC, Allegheny Ventures and their subsidiaries. These companies reimburse AESC at cost for services provided by AESC’s employees. AESC had approximately 5,150 employees as of December 31, 2003.

Where You Can Find More Information

AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements (for AE), and other information, and any amendments thereto, with or to the Securities and Exchange Commission (SEC). You may read and copy any document we file with the SEC at the SEC’s public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Such SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

The annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other information, and any amendments to those reports that AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC file with or furnish to the SEC under the Securities Exchange Act of 1934 (Exchange Act) are made available free of charge on AE’s web site at http://www.alleghenyenergy.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. AE’s web site and the information contained therein are not incorporated into this report.

RECENT EVENTS

Previous Business Model

Allegheny historically functioned as an integrated regulated utility within its service area. In 1999, Allegheny began to separate its energy supply business from its T&D business in order to develop its supply business into a national energy merchant in domestic retail and wholesale markets. As of December 31, 2000, AE Supply owned or contractually controlled 6,609 MW of generating capacity. In 2001, AE Supply expanded its owned and controlled generating capacity by nearly one-third, or more than 3,500 MW, in markets transitioning to competition throughout the United States. This included AE Supply’s $1.1 billion acquisition of three natural gas-fired generating facilities with a total capacity of 1,710 MW in Illinois, Indiana and Tennessee. Allegheny’s business model for AE Supply assumed that a growing, liquid energy trading market would continue to develop, which would allow Allegheny to realize the value of new generation and meet attendant debt service obligations. Implicit in this assumption was that federal and state initiatives to promote the growth of competitive wholesale and retail power markets would continue.

In March 2001, AE Supply acquired the energy trading division of Merrill Lynch & Co., Inc. (Merrill Lynch). The acquisition was intended to enhance Allegheny’s energy marketing and trading operations. The focus of AE Supply’s trading shifted from asset-backed, short-term trading in and around its generating assets to the acquisition of long-dated structured transactions and associated hedges. These transactions significantly increased AE Supply’s cash requirements, which eventually strained its liquidity position.

AE Supply primarily used debt to finance its growth. The expansion of the energy trading activities and generating capacity required a significant amount of capital. As a result, Allegheny’s common equity to total capitalization decreased from 33.1 percent at December 31, 2000 to 26.8 percent at December 31, 2002. Allegheny’s common equity to total capitalization was 20.7 percent at December 31, 2003. As described below, Allegheny’s financing and other authorizations under PUHCA are subject to AE and AE Supply’s meeting minimum equity to total capitalization ratio requirements.

Allegheny’s former business model faced several challenges, including (1) decisions by federal regulators and regulators in various states served by the Distribution Companies to slow or cease moves toward deregulation, (2) limited liquidity in the wholesale energy market beginning in 2002, and (3) the decisions by several states to suspend their retail competition programs, delay the implementation of such programs or announce that they would not pursue retail competition in the foreseeable future. As a result, the robust merchant power market and liquid energy trading market to which Allegheny had oriented its operations and corporate structure failed to materialize, and wholesale power prices dropped below forecasts. For further discussion, see Part 1. “Regulatory Framework Affecting Allegheny—State Legislation and Regulatory Developments,” below.

Rapid deterioration of the energy trading markets in 2002 required Allegheny to write-down the value of many of its energy trading positions, including those relating to the Western United States energy markets. In October 2002, AE’s and its subsidiaries’ credit ratings were downgraded to below investment grade, which triggered collateral calls by Allegheny’s trading partners. AE Supply’s cash position did not permit the posting of requisite collateral and, in October 2002, AE Supply was in violation of covenants under certain trading contracts. The violations triggered breaches under the terms of AE’s, AE Supply’s, and AGC’s principal credit facilities. AE, AE Supply, and AGC were able to obtain successive temporary waivers to keep facilities in place pending the restructuring of Allegheny’s debt in February 2003. In September 2003, Allegheny sold its contract with the California Department of Water Resources (CDWR) and hedges associated with the contract. See “Allegheny’s Response,” below.

The marketplace rules affecting Allegheny also changed markedly beginning in 2002. In January 2002, the Federal Energy Regulatory Commission (FERC) authorized the Distribution Companies and PJM to proceed with broadening the scope and regional configuration of PJM to include the Distribution Companies, via an arrangement known as PJM West. With the addition of Allegheny’s service area, PJM’s control area now extends over the states of Delaware, Maryland, and New Jersey, most of Pennsylvania and West Virginia and portions of Ohio and Virginia. The agreements establishing PJM West required us to adopt PJM’s transmission pricing methodology, including PJM’s congestion management system, and expanded PJM’s day-ahead and real-time energy markets to include PJM West. As a result, energy suppliers are now able to reach consumers anywhere within the expanded PJM market at a single transmission service rate, instead of paying multiple transmission rates. The formation of PJM West expands AE Supply’s primary market. However, the Distribution Companies may in the future realize reduced revenues as a result of PJM’s transmission pricing methods. Nevertheless, through the end of the transition period established by the FERC, the Distribution Companies will continue to collect lost revenues through transitional mechanisms accepted by the FERC. For a further discussion of the effect that the FERC’s policy has on the Allegheny companies, see Part 1. “Regulatory Framework Affecting Allegheny—Federal Regulation,” below.

Continuing Challenges

Allegheny’s liquidity issues continued through 2003 and into 2004. Allegheny considers 2004 to be a transition year as it refocuses on its core businesses, as further discussed under “Allegheny’s Response,” below. Difficult market conditions and the effect of Allegheny’s weakened credit profile had a continuing substantial adverse effect on 2003 operations. In June 2003, AE announced that its common equity ratio (common equity to total capitalization, including short-term debt), for PUHCA purposes, had fallen below 28 percent, which is the level required under its key SEC financing authorizations. As of December 31, 2003, AE’s common equity ratio was 20.7 percent, and the common equity ratio at AE Supply was 19.2 percent.

As a result, AE and AE Supply have had to, and will continue to be required to, obtain special authorizations from the SEC to engage in financings, asset sales, and other activities. Absent such authorizations, Allegheny will have very limited flexibility to meet expected liquidity requirements or to address contingencies. During 2003, the common equity ratio fell below its previously projected level due to several factors. First, AE Supply had to take substantial write-downs in connection with recognized reductions in various energy market trading position values to reflect then current market conditions and revised valuation techniques and assumptions. Second, further write-downs were triggered by the renegotiation of AE Supply’s power contracts and the cancellation of suspended generation projects. Finally, Allegheny’s financial performance and cash flows in 2003 were substantially weaker than earlier projected.

Forward natural gas and power prices increased significantly from the third quarter of 2002 through the second quarter of 2003, resulting in increased collateral postings. In addition, the rising prices caused AE Supply to decide to prepay for approximately $45 million of natural gas and power supplies necessary as a hedge against its power delivery obligations during the summer of 2003. Counterparty terminations of trading contracts left AE Supply short of power during 2003, requiring shortfalls to be satisfied by spot market purchases at times when spot market prices were higher than expected. As a result of these developments, Allegheny’s liquidity continued to come under pressure through the summer of 2003 until many of the trading book restructuring activities discussed below could be implemented.

In August 2002, Allegheny’s independent auditor, PricewaterhouseCoopers LLP (PwC), advised Allegheny that it considered Allegheny’s internal controls to have material weaknesses, principally relating to trading operations and related information systems. In the third quarter of 2002, AE initiated a comprehensive review of its financial information. During the pendency of this review, Allegheny was not able to file timely its periodic reports on Form 10-K for 2002 and on Forms 10-Q for the third quarter of 2002 and the first three quarters of 2003. As of the date of this report, Allegheny has filed all of these reports with the SEC. In March 2004, PwC advised Allegheny that although management has made significant progress in addressing the specific control weaknesses previously identified, not all of these deficiencies have been remedied and certain internal control material weaknesses remain. Allegheny continues to address its internal control issues and expects to resolve these issues by the end of 2004. See Item 9A. “Controls and Procedures” and Note 2 to AE’s Consolidated Financial Statements, for further information.

Allegheny’s Response

Upon re-examining its business model and structure, Allegheny adopted a long-term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy has been a significant challenge, in part, because of the continuing legacy of past transactions that have negatively impacted Allegheny’s operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition and reorient its business, which have included:

•	substantially changing senior management;

•	completing key financing transactions;

•	exiting from Western energy markets;

•	refocusing trading activities;

•	selling non-core assets;

•	implementing restructuring and cost-saving initiatives; and

•	improving internal controls and reporting.

Substantial Senior Management Changes

Allegheny’s senior management was changed substantially in 2003 as Allegheny refocused on its core business and addressed the need to improve its financial condition.

On June 16, 2003, Paul J. Evanson was appointed Chairman of the Board of Directors and President of AE, and Chief Executive Officer of AE, Monongahela, Potomac Edison, West Penn, and AE Supply. Mr. Evanson formerly served as President of Florida Power & Light Company, FPL Group’s principal subsidiary, and as a director of FPL Group.

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

On October 13, 2003, Thomas R. Gardner was named Vice President, Controller, and Chief Accounting Officer. Prior to his appointment, Mr. Gardner was a partner with the audit and consulting firm of Deloitte & Touche LLP.

On October 13, 2003, David C. Benson was named President of AE Supply. Mr. Benson previously served as Executive Vice President of AE Supply and, prior to that, as Vice President, Production for AE Supply.

On October 13, 2003, Philip L. Goulding was named Vice President, Strategic Planning & Chief Commercial Officer. Prior to his appointment as Vice President, Mr. Goulding led the North American energy practice of L.E.K. Consulting.

Completion of Key Financing Transactions

Allegheny has completed several key financing transactions to improve its liquidity position.

2003 Short-Term Debt Refinancing of Principal Credit Facilities. On February 25, 2003, AE, AE Supply, Monongahela and West Penn entered into agreements (Borrowing Facilities) with various credit providers to refinance and restructure the bulk of their short-term debt. The Borrowing Facilities provided AE Supply with

$420 million of immediate liquidity. The Borrowing Facilities also extended short-term debt maturities. The terms of the Borrowing Facilities required AE and AE Supply to make substantial amortization payments in the fourth quarter of 2003, and required significant amortizations in 2004 and 2005. The Borrowing Facilities were refinanced in the 2004 Refinancing described below.

Private Placement. On July 24, 2003, Allegheny raised $291 million ($275 million after deducting various fees and placement agents’ commissions) from the issuance to Allegheny Capital Trust I (Capital Trust), a special purpose finance subsidiary of AE, of units comprised of $300 million principal amount of 11 7/8% Notes due 2008 and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are attached to the notes and may be exercised only through the tender of the notes. Capital Trust obtained the proceeds required to purchase the units by issuing $300 million total liquidation amount of its 11 7/8% Mandatorily-Convertible Trust Preferred Securities to investors in a private placement. The preferred securities entitle the holders to distributions on a corresponding principal amount of notes and to direct the exercise of warrants attached to the notes in order to effect the conversion of the preferred securities into AE common stock. AE guarantees Capital Trust’s payment obligations on the preferred securities. In accordance with generally accepted accounting principles, Allegheny’s consolidated balance sheet reflect the notes as long-term debt. The notes, and AE’s guarantee of the preferred securities, are subordinated only to indebtedness arising under the agreements governing certain of Allegheny’s indebtedness under the New Loan Facilities described below.

2004 Refinancing. On March 8, 2004, AE and AE Supply entered into agreements (New Loan Facilities) with various credit providers to refinance and restructure the bulk of their bank debt. The New Loan Facilities provide AE Supply with a $750 million secured Term Loan B and a $500 million secured Term Loan C. The New Loan Facilities provide AE with a $200 million unsecured revolving credit facility and a $100 million unsecured term loan facility. The proceeds of the New Loan Facilities, together with cash held by AE and AE Supply, were used to refinance existing debt, including debt outstanding under the Borrowing Facilities and under outstanding letters of credit. The New Loan Facilities extended the maturities of, and lowered the interest rates on, AE and AE Supply’s outstanding bank debt and contain less stringent financial and other covenants than those contained in the Borrowing Facilities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—First Quarter 2004 Liquidity Event,” below for additional information about the New Loan Facilities.

Exiting from Western Energy Markets

Allegheny worked through 2003 to accomplish AE Supply’s exit from the Western United States power markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny’s current strategy.

Renegotiation and Sale of the CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contract with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004-2011, which in turn substantially reduced the value of the contract. On September 15, 2003, AE Supply and its subsidiary, Allegheny Trading Finance Company, LLC (ATF) sold the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for $354 million. Allegheny applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing & Trading Company (Williams) and Las Vegas Cogeneration II, LLC (LV Cogen), a unit of Black Hills Corporation, as described below. The tolling agreements involving gas-fired generation controlled by Williams and LV Cogen were originally intended to hedge the CDWR contract and other power supply obligations then existing in Allegheny’s book of Western transactions. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with

Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. This arrangement was intended to enhance AE Supply’s ability to refinance the Borrowing Facilities. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements, primarily AE Supply providing a performance guarantee for ATF. On March 3, 2004, AE Supply issued this guarantee and the funds were released from escrow. Approximately $15 million of sale proceeds was used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

Agreements to Terminate Tolling Agreements. In July 2003, AE Supply entered into a conditional agreement with Williams to terminate its 1,000 MW tolling agreement. Under the agreement, AE Supply made an initial payment to Williams of approximately $2.4 million to satisfy certain amounts under a related hedge agreement. Allegheny made a $100 million payment to Williams after the completion of the sale of the CDWR contract. Allegheny committed to make two payments of $14 million each to Williams in March and September 2004. The tolling agreement will terminate when the final $14 million payment is made, unless otherwise terminated through mutual agreement of the parties. In mid-September 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the completion of the sale of the CDWR contract.

Allegheny’s remaining trading exposures in the Western power market were eliminated by the end of 2003.

Refocusing Trading Activities

Adoption of Asset-Based Trading Strategy. AE Supply has reoriented its trading operations from high-volume financial trading in national markets to asset optimization and hedging within markets near its generating facilities. Exiting the Western power markets, together with terminating or selling speculative trading positions in other energy markets, has enabled AE Supply to reduce the volatility associated with long-term trading-related cash outflows and collateral obligations. Since then, AE Supply has focused its efforts in PJM, the Midwest, and Mid-Atlantic markets with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating assets and load obligations.

Relocation of Trading Operations. AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania, on May 5, 2003 and reduced its staff in these operations. Ongoing operating cost saving and improvement in staff integration were achieved by the relocation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information regarding charges incurred in connection with relocating the trading operations.

Asset Sales

In 2002, Allegheny announced that it was considering selling assets as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny continues to consider the sale of additional assets, especially non-core assets, including Mountaineer. Asset sales during 2002 and 2003 include the following:

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, sold 12,000 acres of land in Canaan Valley, West Virginia, to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468-acre tract of land for $6.9 million and made a charitable contribution of a 740-acre tract in Canaan Valley, West Virginia to Canaan Valley Institute. In July 2003, the subsidiary of West Penn sold approximately 5,600 acres of land in Preston County, West Virginia to Allegheny Wood Products, Inc., which is not affiliated with Allegheny, for a net sales price of $9.6 million.

Fellon-McCord and Alliance Energy Services, LLC. Effective December 31, 2002, AE sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC (Alliance Energy Services), a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83-MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Corporation, for approximately $46.3 million in cash and a contingent amount of $5 million which was received on March 3, 2004 after satisfaction of certain post-closing obligations.

Restructuring and Cost-Reduction Initiatives

Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non-Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus on its core generating assets. The 540 MW combined-cycle generating plant in Springdale, Pennsylvania that commenced commercial operations on July 21, 2003 was the final sustained active new facility construction project in AE Supply’s pipeline. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information regarding charges incurred for the termination of generating projects.

Restructuring of Operations. In July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than 10 percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. During 2002, approximately 600 eligible employees accepted the ERO program, resulting in a charge of $82.6 million, before income taxes. In addition, Allegheny recorded a charge of $25.0 million, before income taxes, in 2002 relating to approximately 80 other employees whose positions had been eliminated. Allegheny substantially completed these planned workforce reductions in 2002.

Suspension of Dividend. The Board of Directors of AE did not declare a dividend on AE’s common stock for the fourth quarter of 2002. Covenants contained in Allegheny’s financing documents, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE’s common stockholders approved an amendment to AE’s articles of incorporation eliminating common stockholders’ preemptive rights. The elimination of preemptive rights removed an obstacle to AE’s ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting

Comprehensive Accounting Review. Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included continuous efforts by Allegheny’s management and directors and extensive involvement of its independent auditors and other outside professional service firms. As previously discussed under Substantial Senior Management Changes above, Allegheny also hired a new corporate controller and other accounting professionals. Allegheny continues to address its controls environment and reporting procedures and expects to be in timely compliance with new requirements relating to internal controls mandated by the Sarbanes-Oxley Act of 2002. See Item 9A. “Controls and Procedures” and Note 2 to AE’s Consolidated Financial Statements, for a detailed discussion.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail generation service supply competition in states served by the Distribution Companies;

•	the closing of various agreements;

•	execution of restructuring activity and liquidity enhancement plans;

•	results of litigation;

•	financing plans;

•	demand for energy and the cost and availability of inputs;

•	demand for products and services;

•	capacity purchase commitments;

•	PLR and power supply contracts;

•	results of operations;

•	capital expenditures;

•	status and condition of plants and equipment;

•	regulatory matters;

•	internal controls and procedures;

•	accounting issues; and

•	stockholder rights plan.

Forward-looking statements involve estimates, expectations, and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following:

•	execution of restructuring activity and liquidity enhancement plans;

•	complications or other factors that render it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	general economic and business conditions;

•	changes in access to capital markets;

•	the continuing effects of global instability, terrorism, and war;

•	changes in industry capacity, development, and other activities by Allegheny’s competitors;

•	changes in the weather and other natural phenomena;

•	changes in technology;

•	changes in the price of power and fuel for electric generation;

•	the results of regulatory proceedings, including proceedings related to rates;

•	changes in the underlying inputs, including market conditions, and assumptions used to estimate the fair values of commodity contracts;

•	changes in laws and regulations applicable to Allegheny, its markets, or its activities;

•	environmental regulations;

•	the loss of any significant customers and suppliers;

•	the effect of accounting policies issued periodically by accounting standard-setting bodies;

•	additional collateral calls; and

•	changes in business strategy, operations, or development plans.

RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under “Special Note Regarding Forward-Looking Statements” above. Risks applicable to us include:

•	risks unique to us in our current circumstances, such as the risks described under “Risks Related to Our Substantial Indebtedness,” “Risks Related to Our Liquidity Position and Liquidity Enhancement Efforts,” “Risks Related to Our Internal Controls and Procedures and Refocusing Our Business,” “Risks Associated with Regulation,” “Risks Related to Legal Proceedings,” and “Risks Related to Trading Market Exposures;”

•	risks that currently face us and similarly-situated companies in light of recent events and trends, such as the risks described under “Risks Associated with Environmental Regulation,” “Risks Associated with Regulatory Transition Periods,” “Other Risks Associated with Our Business” and “Risks Related to Our Reliance on Other Companies;” and

•	risks that generally affect us and similarly-situated companies, such as the risks described under “Risks Associated with the Capital-Intensive Nature of Our Business.”

Our susceptibility to certain risks could exacerbate other risks. These risk factors should be considered carefully in evaluating our risk profile.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

Our substantial indebtedness could adversely affect our and our subsidiaries’ ability to operate successfully and meet contractual obligations.

Allegheny is substantially leveraged. One of our principal challenges is to manage our indebtedness while beginning the long-term process of reducing the amount of debt. At December 31, 2003, our consolidated indebtedness was approximately $5.7 billion. Approximately $3.2 billion of that indebtedness represented obligations of AE Supply and AGC, and the remainder constituted indebtedness of AE or one or more of the Distribution Companies. See AE’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the principal components of our indebtedness.

Our substantial indebtedness could have important consequences to Allegheny. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic, regulatory and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, regulatory environment, and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

Allegheny will have substantial debt service obligations for the foreseeable future and may need to engage in successive refinancing and capital-raising transactions in order to manage obligations to pay interest and retire principal. See AE’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Requirements,” for a schedule of Allegheny’s contractual payment obligations.

Covenants contained in our principal financing agreements restrict our operating, financing, and investing activities.

The New Loan Facilities, the indenture governing the 11 7/8% Notes and the indenture governing the amended A-Notes and the amended B-Notes, issued in connection with the St. Joseph generating facility (collectively, the “Amended Notes”), contain restrictive covenants that limit the ability of AE and its subsidiaries and AE Supply and its subsidiaries to, among other things:

•	borrow funds;

•	incur liens and guarantee indebtedness;

•	enter into a merger or other change of control transaction;

•	make investments;

•	prepay indebtedness;

•	amend contracts; and

•	pay dividends and other distributions on equity securities.

AGC’s indenture also restricts secured borrowings by AGC.

AE Supply has pledged its assets to secure its obligations under the New Loan Facilities and the A-Notes. The New Loan Facilities and the indentures governing the amended A-Notes and the 11 7/8% Notes limit our ability to make strategic decisions. Covenant restrictions limit our ability to access capital markets or sell assets without using the proceeds to reduce indebtedness. These obligations could limit our ability to make capital expenditures, both for added capacity and existing facilities.

In addition, AE and AE Supply are required to meet certain financial tests under the New Loan Facilities, including an interest coverage ratio and a leverage ratio. A failure by AE or AE Supply to comply with the covenants contained in the New Loan Facilities could result in an event of default which could materially and adversely affect our financial condition.

Our substantial variable-rate indebtedness exposes us to interest rate risk.

Allegheny’s indebtedness under the New Loan Facilities, Monongahela Credit Facility and certain other indebtedness accrues interest at variable rates based on prevailing interest rates. If interest rates rise, we will be required to meet higher debt service obligations. If our operational cash flows do not increase with interest rate increases or are otherwise insufficient to cover our interest payment obligations, we may have difficulty meeting our debt service obligations.

Our liquidity position adversely affects our operations.

Our lack of liquidity may make it difficult for AE Supply to derive the maximum value from energy it produces in excess of its PLR obligations to the Distribution Companies under long-term power supply contracts, thereby reducing revenues realizable from operations. In addition, our liquidity position could adversely impact our ability to fund capital expenditures to maintain or improve plant reliability and to meet environmental and other governmental mandates.

RISKS ASSOCIATED WITH ENVIRONMENTAL REGULATION

Our costs to comply with environmental laws are significant, and the cost of compliance with future environmental laws could adversely affect our cash flow and profitability.

Our operations are subject to extensive federal, state, and local environmental statutes, rules, and regulations relating to air quality, water quality, waste management, natural resources and site remediation. Compliance with these legal requirements may require us to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees, and permits at all of our facilities. Our liquidity position could adversely affect our ability to meet capital expenditure requirements above budgeted estimates.

These expenditures have been significant in the past and we expect that they will increase in the future. Costs of compliance with environmental regulations, particularly air emission regulations, could have a material adverse effect on our industry, our business, our results of operations, and financial condition. This is especially true if emission limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated, or the number and types of assets we operate increase. We plan to incur substantial costs to install new emissions control equipment, and may be required to upgrade existing equipment, purchase emissions allowances, or reduce operations. If stricter requirements are imposed or if the costs ultimately incurred exceed amounts budgeted for such expenditures, our capital resources may be significantly pressured. Our projected capital expenditures are subject to significant increase due to factors beyond our control. Most of our contracts with customers do not permit us to automatically recover additional capital and other costs incurred to comply with new environmental regulations. As a result, to the extent these costs are incurred prior to the expiration of these contracts, these costs could adversely affect our financial performance.

Future regulations may also seek to reduce greenhouse gasses or other emissions, which would significantly affect the energy industry. Our compliance strategy, although reasonably based on the information available to us today, may not successfully address the relevant standards and interpretations of the future. As a result, we may be required to materially increase our compliance expenditures or accelerate the timing of the capital portion of those expenditures.

The status of our facilities’ compliance with the Clean Air Act is subject to uncertainty due to the EPA’s New Source Review initiatives.

Applicable standards under the EPA’s New Source Review (NSR) initiatives are in flux. Under the Clean Air Act of 1970 (Clean Air Act), major modification of certain existing emission sources (rather than performance of routine maintenance) could subject our existing facilities to the far more stringent NSR standards applicable to new facilities. The EPA has taken the view that many companies, including many energy producers, have been modifying emissions sources in connection with work believed by the companies to be routine maintenance under the statute and rules regulating emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) from coal-burning plants. The EPA has requested information from AE in connection with this NSR initiative.

The future of NSR regulation and its effect on ongoing enforcement and investigations is not clear. A recent judicial decision involving the EPA’s NSR initiative and a subsidiary of FirstEnergy Corporation could adversely affect industry-wide environmental compliance costs. A recent settlement agreement between the EPA and Dominion Resources, Inc. also has adverse implications under NSR for the compliance costs of energy industry participants, including Allegheny. However, the recent preliminary judicial decision in a case involving Duke Energy, and the final Routine Maintenance, Repair and Replacement (RMRR) rule recently released by the EPA, are more consistent with the energy industry’s historical compliance approach. Fourteen states and various other government and private groups have filed suit challenging the issuance of the RMRR. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR. The rule was scheduled to go into effect on December 26, 2003. The stay delays implementation of the rule until the case is decided. No assurance can be given that the RMRR will be upheld by the courts or with respect to its effect on any ongoing enforcement and investigations under the old NSR regulations as interpreted by the EPA.

Risks inherent in the process of obtaining required environmental approvals could adversely affect our ability to operate our facilities.

Energy companies such as Allegheny are subject to the risk that it may be difficult or impracticable to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining or renewing any required environmental regulatory approval or if we fail to obtain or comply with any such approval, the affected facilities could be temporarily closed, or otherwise subjected to capacity limitations, or subjected to additional costs. Further, at some of our older facilities, it may be uneconomical for us to install mandated equipment, which may lead us to shut down or reduce the operations at certain individual generating units, resulting in a loss of capacity and possible significant environmental and other closure costs and write-downs.

If we fail to comply with environmental laws and regulations, we may have to pay significant fines or incur significant capital expenditures.

Our failure to comply with environmental laws and regulations, even if caused by factors beyond our control, may result in the assessment of civil or criminal liability, fines against us, and the need to expend significant, additional capital to comply. Recent lawsuits by the EPA and various states highlight the environmental risks related to generating facilities, in general, and coal-fired generating facilities, in particular. For example, the Attorneys General of New York and Connecticut notified us in 1999 of their intent to commence civil actions against us for alleged violations of the Clean Air Act or Clean Air Act Amendment of 1990 (CAAA). If these actions are filed and ultimately resolved against us, substantial and expensive modifications of our existing coal-fired power plants would be required. Similar actions may be commenced by other governmental authorities in the future.

In addition, a number of our coal-fired facilities have been the subject of a formal request for information from the EPA concerning NSR requirements under the Clean Air Act. Similar requests to other companies have often been followed by enforcement actions. If an enforcement proceeding or litigation in connection with this request or in connection with any proceeding for non-compliance with environmental laws were commenced and resolved against us, we could be required to invest significantly in new emission control equipment, accelerate the timing of capital expenditures, pay penalties, and/or halt operations. Moreover, our results of operations and financial position could suffer due to the consequent distraction of management and the expense of ongoing litigation. Other parties have settled similar actions against them, often under terms requiring significant new capital expenditures for additional pollution control equipment.

We could incur additional substantial liabilities for environmental remediation.

Like other companies engaged in power generation, transmission and distribution, our operations involve the handling and use of hazardous materials and the generation of large volumes of waste. A risk of environmental contamination is inherent in many of our activities, and we could be required to investigate and remediate properties in the event of a release to the environment or the discovery of contamination. We are subject to certain environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the “Superfund” law, that can impose liability for the entire cost of cleaning up a site, regardless of fault, upon any one of a number of statutorily defined parties. These include current and former owners or operators of a contaminated site and companies that send wastes to a site that becomes contaminated. Many of our sites have been operated for a number of years and could require investigation and remediation in the future if contamination is discovered or if operations cease at a facility.

We may undertake future asset sales. As part of any sale, we intend to transfer future environmental liability to the new owner. However, prospective purchasers may refuse to assume all liabilities and it is also possible that if future contamination occurs at these sites or is discovered from prior years’ operations, we might be required to participate in remediation efforts.

RISKS ASSOCIATED WITH THE CAPITAL INTENSIVE NATURE OF OUR BUSINESS

Our facilities are subject to unplanned outages and significant maintenance requirements.

The operation of power generation facilities involves many risks, including the risk of breakdown or failure of equipment, fuel interruption, and performance below expected levels of output, performance or efficiency. If our facilities operate below expectations, we may lose revenues or have increased expenses, including replacement power costs. See “Allegheny’s Sales and Revenues—Electric Facilities,” for a discussion of recent outages at our facilities at Hatfield’s Ferry, Pennsylvania and Pleasants, West Virginia. Many of our facilities were originally constructed many years ago. Older equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures, above budgeted amounts, to keep operating at peak efficiency or availability and is likely to require periodic upgrades and improvement.

If we underestimate required maintenance expenditures, or are unable to meet required capital expenditure levels due to liquidity constraints, we may run the risk of incurring an increased frequency of unplanned forced outages, which could ultimately lead to higher maintenance expenditures, increased operation at higher cost of previously marginal sources of in-house generation, or obligate us to purchase power from third parties to meet our supply obligations.

The capital-intensive nature of our business exposes us to risks from accidents, natural catastrophes and terrorism.

Much of the value of our business consists of our portfolio of unique power generation and transmission and distribution assets. Our ability to conduct our operations depends on the integrity of these assets. Although we have taken and will continue to take reasonable precautions to safeguard these assets, there can be no assurance that they will not face damage or disruptions due to accidents or natural disasters. In addition, in the current geopolitical climate, there is an enhanced concern regarding the risks of terrorism throughout the economy. Insurance coverage may not cover or may inadequately cover risks of this nature.

RISKS RELATED TO OUR LIQUIDITY POSITION AND LIQUIDITY ENHANCEMENT EFFORTS

As part of our plan to improve our liquidity, we may engage in further sales of assets and businesses, however, market conditions and other factors limit the feasibility of this strategy.

We may seek to sell additional assets and businesses in order to improve our liquidity. Sale prices for energy assets and businesses have been and could remain weak due to prevailing conditions in the market for these assets and businesses. Asset sales under such conditions could result in the incurrence of substantial losses. Buyers may also find it difficult to obtain financing to purchase salable assets.

Several factors specific to us have rendered asset sales particularly challenging. We are subject to constraints under the Public Utility Holding Company Act of 1935, as amended (PUHCA), which have imposed delays and structuring complications on asset sale transactions. Potential buyers may be reluctant to enter into agreements to purchase assets from us if they believe that required consents and approvals will result in significant delays or uncertainties in the transaction process.

Further asset sale activity would expose us to attendant risks and liabilities.

Risks commonly encountered in connection with asset sale activity include:

•	incorrectly valuing assets;

•	retaining liabilities; and

•	diverting management and other resources to asset sale transactions and away from continuing operations.

We may be unable to timely engage in desired financing transactions.

Our liquidity strategy may include periodic equity and other financing transactions in order to meet amortization obligations and to increase Allegheny’s equity ratios. We may be unable to successfully access the capital markets for a variety of reasons including:

•	past delays in filing audited financial statements and in satisfying other SEC reporting requirements;

•	ineligibility to use the “shelf” registration process;

•	equity ratios below the minimum levels required under key PUHCA financing authorizations;

•	potential concerns regarding internal controls;

•	capital market volatility due to geopolitical and economic factors;

•	current credit ratings below investment grade;

•	overall financial condition; and

•	past violations of covenants in agreements governing indebtedness.

If we are unable to access the capital markets to meet our anticipated financing needs, we will need to raise funds through a combination of additional borrowings, asset sales and operations. No assurance can be given that we will be able to generate sufficient funds to meet our projected liquidity needs on a timely basis, acceptable terms, or at all.

AE cannot pay dividends on its common stock for the foreseeable future.

Covenants contained in the agreements governing the New Loan Facilities, the terms of the indenture entered into in connection with the issuance of convertible trust preferred securities, and regulatory limitations under PUHCA will preclude AE from paying dividends on its common stock for the foreseeable future. Certain institutions and other investors may not or do not purchase non-dividend-paying equity securities.

We will apply significant cash in future periods to satisfy estimated pension plan liabilities.

Our under-funded pension liabilities have increased in recent periods due to declining interest rates and financial market performance, and because of our implementation of early retirement initiatives to reduce headcount. As of December 31, 2003, our current under-funded pension liability was $339.6 million, and our pension liabilities may increase if our assumptions regarding investment performance or prevailing interest rates change or if actual investments underperform expectations. We intend to apply cash in future periods to reduce our outstanding under-funded pension liability, and cash so applied will be unavailable for other uses.

We are engaging in ongoing restructuring and cost-saving efforts, which expose us to attendant risks.

We have undertaken various restructuring and cost-saving efforts, including:

•	workforce reductions;

•	the wind-down and relocation of our energy trading operations; and

•	the suspension and discontinuation of generating facility construction.

In July 2002, as part of our cost-saving efforts, we announced our intent to reduce our consolidated workforce by approximately 10 percent. As part of this initiative, we achieved workforce reductions through a voluntary early retirement option program, selected staff reductions and a Staffing Reduction Separation Program, which collectively resulted in substantial charges to earnings. The reorganization of our energy trading division included the relocation of the trading operations and resulted in a charge to earnings related to costs associated with the relocation. We may undertake further efforts of this nature. In pursuing this strategy, we have incurred and could incur in the future risks commonly encountered in connection with such a strategy.

RISKS RELATED TO TRADING MARKET EXPOSURES

Our credit ratings and trading market liquidity render it difficult for us to hedge our physical power supply commitments and resource requirements.

Our current credit ratings, together with a lack of market liquidity, particularly in long-term electricity and natural gas markets, has rendered it difficult for us to retire unnecessary energy market positions entered into in connection with our prior business model. Market liquidity has significantly declined over the past two years. Absent a return to more liquid levels combined with an improvement in our credit ratings, it may not be possible for us to retire unnecessary positions.

Our credit position has also rendered it difficult for us to hedge our power supply obligations and fuel requirements. In the absence of effective hedges for these purposes, we must satisfy power and fuel shortfalls in the spot markets, which are volatile and can be more costly than expected.

Our risk management, wholesale marketing, fuel procurement and energy trading activities, including our decisions to enter into power sales or purchase agreements, rely on models that depend on judgments and assumptions regarding factors such as the future market prices and demand for electricity and other energy-related commodities. Even when our policies and procedures are followed and decisions are made based on these models, there may, nevertheless, be an adverse effect on our financial position and results of operations, if the judgments and assumptions underlying those models prove to be inaccurate.

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

RISKS RELATED TO OUR INTERNAL CONTROLS

AND PROCEDURES AND REFOCUSING OUR BUSINESS

Our internal controls and procedures have been substantially deficient, and we remain in the process of correcting internal control weaknesses.

In August 2002, AE and its independent auditors recognized that the internal controls and procedures of AE and its subsidiaries had material weaknesses. The term “material weakness” refers to an organization’s internal control deficiency in which the design or operation of a component of internal control does not reduce to a relatively low level the risk that a material misstatement may be contained in the organization’s financial statements. These material weaknesses and related accounting errors led to delays in the production of annual financial statements for 2002 and for quarterly periods of 2002 and 2003. These delays in turn led to delays in our filing of annual and quarterly reports under the Exchange Act and under agreements governing our indebtedness, which resulted in technical defaults under certain debt agreements. As of January 23, 2004, we are current in our Exchange Act reporting obligations. We have implemented measures to improve and augment our internal controls and procedures, including enhancement of systems, processes, policies, procedures and controls. However, certain material weaknesses remain. Our auditors have advised us of material weaknesses noted during their audit of our 2003 financial statements. See Item 9A. “Controls and Procedures.”

If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. In some areas, adequate automated control systems are not in place, and we therefore will need to devote personnel resources to account verification and reconciliation. The use of temporary augmented controls and procedures and the installation of new systems have resulted in significant additional costs. Management continues to focus on remedying internal control deficiencies, with a goal of correcting them by the end of 2004.

We have applied substantial resources at all relevant managerial levels toward the task of improving our internal control environment. These efforts, in which we have involved several external professional service firms, continue. In addition, we need to hire additional employees and train existing employees to fill positions currently serviced by external professional service firms. We cannot provide assurances as to the timing of the completion of these efforts or estimates of the prospective costs of these efforts, either in dollar terms or in the form of management attention. If our efforts are not successful, we could experience further reporting deficiencies and be unable to comply on a timely basis with the requirements relating to internal controls set forth in the Sarbanes-Oxley Act of 2002.

Refocusing our business subjects us to risks and uncertainties.

Commencing in the second half of 2002 and continuing through 2003, management reassessed our position within the energy industry, the business environment, and our relative strengths and weaknesses. As a result of this reassessment, management implemented significant changes to our operations as management reorients Allegheny to function as an integrated utility company, to the extent practicable and permissible under relevant regulatory constraints. For example, we have reoriented our trading operations, reduced the size of our workforce, sold assets, closed our positions in Western energy markets and engaged in significant financing transactions, among other changes. In addition, substantial changes have been made to our senior management. Our circumstances in 2002 represented a substantial transformation from our historical role as a component of an integrated utility business. Current and previous changes in our business model were prompted by internal decision making and by the changing regulatory and market environments.

We continue to be in a state of transition, and additional changes to our business are being and will be considered from time to time as management seeks to carry out our new strategy. These transitions have been, and will be, unavoidably disruptive to our established organizational culture and systems. In addition, consideration and planning of strategic changes diverts management attention from day-to-day operations. There can be no assurance that we will ultimately be successful in transitioning our business model.

RISKS RELATED TO LEGAL PROCEEDINGS

We are involved in several important litigation proceedings that could result, individually or in the aggregate, in the imposition of significant cash awards against us.

We are involved in several suits seeking substantial damage awards against us. Among these suits are suits by California ratepayers and taxpayers, and a suit brought by Merrill Lynch and affiliated parties alleging breach of contract. We are also involved in defending against claims for damages against us due to our alleged misconduct. We may also be subject in the future to litigation based on asserted or unasserted claims. We cannot predict the outcome of any of these proceedings or other matters, or of future litigation against us based on asserted or unasserted claims. Adverse outcomes in these proceedings and other matters, or in future litigation based on asserted or unasserted claims, could result in the imposition of substantial cash damage awards against us. Further information regarding these legal proceedings, as well as other matters, is provided under Item 3. “Legal Proceedings.”

We are involved in shareholder suits and other litigation and are a subject of agency inquiries, including in connection with our energy trading business.

In addition to litigation with Merrill Lynch, we are involved in other actions related to the energy trading business. We are the target of putative class action suits by shareholders and by participants in our employee benefit plans that assert claims against us relating to our involvement in the energy trading business and to statements made by us concerning our business. We are involved in arbitrations against terminated employees who were active in the energy trading business. We have responded to past subpoenas from the SEC and Commodity Futures Trading Commission (CFTC) directed to us. The SEC has recently requested that AE voluntarily produce certain documents in connection with an informal investigation of AE and its subsidiaries. Many of these documents were previously provided in response to subpoenas that AE received in 2002. AE is cooperating fully with the SEC. We cannot predict the ultimate outcome or effect of these matters. See Item 3. “Legal Proceedings.”

Our subsidiaries are and may become subject to legal claims arising from the presence of asbestos or other regulated substances at certain of our facilities.

The Distribution Companies have been named as defendants in pending asbestos litigation involving multiple plaintiffs and multiple defendants. In addition, asbestos and other regulated substances are still present and may in the future continue to be located at Allegheny-owned facilities where suitable alternative materials are not available. We believe, however, that any remaining asbestos at any given Allegheny-owned facility is contained. Allegheny believes that it uses and stores all hazardous substances in a safe and lawful manner. However, asbestos and other hazardous substances are currently used and will continue to be used at Allegheny-owned facilities, which could result in actions being brought against Allegheny that would claim exposure to asbestos or other hazardous substances.

OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Seasonal fluctuations pressure our facilities and operating results.

Our business faces a number of risks that are common to the electric utility industry. Electrical power generation is generally a seasonal business. Demand for electricity peaks during the summer and winter months and market prices also peak during these times in our markets. During periods of peak demand, the capacity of our generating facilities may be inadequate, which could require us to purchase power at a time when the market price for power is very high. Also, our annual results and liquidity position may depend disproportionately on our performance during the winter and summer.

Energy companies are subject to adverse publicity, which may render us vulnerable to negative regulatory and litigation outcomes.

The energy sector has been the subject of recent highly publicized allegations of misconduct. Adverse publicity of this nature may render legislatures, regulatory authorities, and tribunals less likely to view energy companies such as Allegheny and its affiliates in a favorable light and may cause Allegheny to be susceptible to adverse outcomes with respect to decisions by such bodies. The power outages that affected the Northeast and Midwest United States and Canada in August 2003 could exacerbate negative sentiment regarding the energy industry.

RISKS ASSOCIATED WITH REGULATION

We are regulated under PUHCA, which constrains our ability to engage in financing transactions and asset sales, limits subsidiary dividends, and could impede AE from providing financial support to AE Supply.

AE and its subsidiaries are subject to regulation under PUHCA. PUHCA limits the dividends that subsidiaries may pay from undistributed surplus. In addition, PUHCA requires that we obtain prior approval from the SEC in order to incur indebtedness or issue equity, purchase or sell utility assets, or merge or consolidate with other companies. PUHCA also constrains AE’s ability to make equity contributions to AE Supply and enter into financing transactions for AE Supply’s benefit. These constraints could impede our ability to obtain financing in a timely manner, to obtain financing on favorable terms, or to pursue other business opportunities. PUHCA also limits our range of business operations and ability to affiliate with other public utilities, such as by means of merger or acquisition.

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

One of the most significant risks we face is choosing the correct business strategy to respond to evolving state policies regarding retail rate regulation. Compulsory continuation of retail rate caps beyond the original scheduled end of transition periods could have adverse consequences for the Distribution Companies. In the absence of a long-term power supply contract with a power generator, the Distribution Companies’ power requirements must be purchased at negotiated or market prices, whether from AE Supply or an alternative supplier. If retail rates are capped below the level at which power can be procured on the market, the power will be sold at a loss. Legislators, regulators and consumer and other groups have sought to extend retail rate-regulation in the states in which the Distribution Companies do business through a variety of mechanisms, including through the extension of the current rate cap regimes. We cannot predict to what extent these efforts will be successful. Allegheny believes that the previously approved transfer of certain generating assets to AE Supply, which is a FERC-regulated company, establishes significant impediments to direct state re-regulation of AE Supply’s generation assets. For a further discussion, see “Regulatory Framework Affecting Allegheny—Federal Regulation.”

Delays, discontinuations, or reversals of electricity market restructurings in the markets in which we operate, or may operate in the future, could have a material adverse effect on our results of operations and financial condition. For example, the Virginia General Assembly enacted legislation in 2003 precluding incumbent electric utility companies such as Potomac Edison from transferring ownership or control of, or responsibility to operate, any portion of a transmission system located in Virginia prior to July 1, 2004. The effect on Potomac Edison, which has already joined PJM, is unclear. However, the legislation is expected to slow the entry of American Electric Power (AEP) and Dominion Virginia Power into PJM, which will hinder the expansion of the PJM market. At a minimum, Virginia’s actions (and similar actions by other states) raise uncertainty concerning the continued development of competitive power markets. Given Allegheny’s multi-state operations and asset base, re-regulation of restructured obligations could prove intricate and time-consuming and could lead to complications within Allegheny’s capital structure.

We may be unable to take advantage of important financial incentives offered by regulators.

Regulatory agencies sometimes provide utilities financial incentives to engage in favored activities and transactions. For example, the FERC recently issued a proposed policy statement to provide financial incentives to utilities for the construction of new transmission facilities or to transfer control over their transmission systems to independent entities such as RTOs. Although we believe that the Distribution Companies’ decision to transfer control over their transmission systems to PJM effective April 1, 2002 makes them eligible for the financial incentives adopted by the FERC, we cannot predict whether they will actually receive these incentives or other incentives that may become available. Moreover, if we do receive such incentives, they may not be fully recoverable due to state retail rate freezes, or other factors.

We may realize reduced margins on our transmission operations relative to historical results due to our participation in PJM.

In order to comply with the FERC requirements designed to open access to the transmission network, we turned over functional control of our transmission facilities to PJM, via the PJM West arrangement, on April 1, 2002. Our historical transmission margins exceeded the margins we would realize if we derived transmission facility revenue solely from the base open access tariff rates that PJM charges. We have obtained the FERC’s approval to collect a surcharge to recover the difference in the near term, but it is possible that we may not fully recover our authorized surcharges for the duration of the transition period, or after the transition period. For a further discussion of the financial impact of our participation in PJM, see “Allegheny’s Competitive Actions—The Delivery and Services Segment—Distribution Companies—Participation in RTOs,” below.

The FERC’s efforts to create and expand large Regional Transmission Organizations provide both risks and opportunities for our business.

The FERC has strongly encouraged public utilities to join large RTOs like PJM and has encouraged these entities to expand and to reduce or eliminate barriers to the trade of electricity with other RTOs. As part of this effort, the FERC has favored the elimination of charges for transmission service through, or out of, an RTO. The purpose of this policy is to promote generation competition within and between RTOs in certain regions. There can be no assurance, however, that the trend of regionalizing power distribution across larger geographic areas will continue. There has been an ongoing debate regarding whether large RTOs improve or compromise grid reliability. The power outages that affected the Northeast and Midwest in August 2003 have been cited by both sides in that debate.

The continued expansion of PJM presents the Distribution Companies with significant risks and opportunities. Incorporating new utilities like American Electric Power Service Corporation, Dayton Power and Light Company, and Commonwealth Edison Company (together, the New PJM Companies) into PJM may reduce the cost of regional transmission by eliminating the need to pay transmission charges to multiple utilities. Harmonizing scheduling practices and other tariff terms and conditions will reduce or eliminate non-price barriers to competition across a broader region. These changes may benefit the Distribution Companies by reducing the cost of buying power to serve their customers. On the other hand, these changes may adversely affect the Distribution Companies’ recovery of their transmission cost of service due to the loss of their proportionate share of charges to export power from PJM. Effective when they joined PJM on April 1, 2002, the FERC allowed the Distribution Companies to recover the transmission revenues they lost through a transitional surcharge. Other parties that join PJM in the future may seek to alter, reduce, or eliminate this surcharge. If they are successful, the Distribution Companies may be adversely affected. For a further discussion, see “Allegheny’s Competitive Actions—The Delivery and Services Segment—Distribution Companies—Participation in RTOs,” below.

In addition, expanding PJM may increase opportunities for AE Supply to sell its output in new markets. Conversely, other generation owners may more economically compete for power sales in AE Supply’s traditional markets. We are unable to predict whether we will be able to compete effectively as RTOs expand and evolve. We do not know whether markets will continue to be accessible, especially if some states choose to delay or repeal retail access programs. It is also possible that inefficiencies may emerge as markets expand that may impair our ability to compete. For a further discussion, see “Regulatory Framework Affecting Allegheny—Federal Legislation, Competition, and RTOs,” below.

Further, the expansion of PJM to include new companies may affect the cost of transmission service that Allegheny requires in ways that are difficult to predict.

PJM uses a locational marginal pricing (LMP) method to price both generation and end-use customer demand at a particular time and location on the electricity transmission network. LMP recognizes that the marginal price of electricity may be different at different locations on the system and at different times. Differences in prices between two locations in the region at the same time reflect physical limitations in the transmission lines to move power across the system. These limits are referred to as transmission congestion. In concept, when there is enough transmission capacity to get power from the cheapest source of generation to all potential buyers on the system, there is no congestion and there would be only one price throughout the region. When there is congestion, such as may occur on a hot summer day, the most economical generators may not be able to reach all of their potential buyers. Allegheny may incur increased costs associated with such congestion if it cannot adequately hedge this exposure under the terms of PJM’s FERC-approved tariff.

Expanding PJM to include new utilities will bring new transmission lines and generators into the PJM region. As a result, consumers in PJM will have access to new suppliers that may be less expensive than generators currently serving them, and transmitting power from these generators may cause power flows across the transmission system to change, which in turn could cause congestion on individual transmission lines to change—potentially significantly—from congestion patterns observed in the past. Allegheny may incur increased costs associated with such congestion if it cannot adequately hedge this exposure under the terms of PJM’s FERC-approved tariff.

RISKS RELATED TO OUR RELIANCE ON OTHER COMPANIES

AE Supply relies on power transmission facilities that it does not own or control. If these facilities do not provide AE Supply with adequate transmission capacity, it may not be able to deliver wholesale electric power to its customers.

AE Supply depends on power transmission and distribution facilities owned and operated by utilities and power companies to deliver its electricity output. Certain of these facilities are owned by subsidiaries of AE and others are owned by third parties. AE Supply’s dependence on these facilities and the companies that own them exposes it to a variety of risks. If transmission is disrupted or transmission capacity is inadequate, AE Supply may not be able to sell and deliver all of its output. If AE Supply fails to schedule the delivery of electric energy correctly, it may face substantial penalties under the transmission provider’s tariff. If a region’s power transmission infrastructure is inadequate, AE Supply’s recovery of costs and profits may be limited. The FERC has proposed pricing structures to encourage the expansion of transmission infrastructure. Implementation of the proposed incentives is not assured, and no assurance can be given that the proposed incentives would serve as an adequate incentive to trigger significant investment in transmission network expansion. If regulators adopt restrictive transmission price regulation, transmission companies may not have sufficient incentives to invest in the expansion of transmission infrastructure. Conversely, AE Supply may suffer a competitive disadvantage if regulatory policies favor transmission expansion over generation expansion to alleviate grid congestion. The power outages that occurred in the Northeast and Midwest United States and Canada in August 2003 could lead to further regulatory or legislative initiatives at the federal or state level regarding transmission and distribution reliability and expansion. We are unable to predict the policies that may be pursued or the effect policy changes may have on the transmission of electricity.

RISKS ASSOCIATED WITH COMPETITION

The terms of AE Supply’s power sale agreements with the Distribution Companies could require AE Supply to sell power below its costs or prevailing market prices or require the Distribution Companies to purchase power at a price above which they can sell power.

In connection with regulations governing the transition to market competition, West Penn, Monongahela with respect to its Ohio customers, and Potomac Edison (together, the PLR Companies) are required to provide electricity at capped rates to retail customers who do not choose an alternate electricity generation supplier and to those who return to utility service from alternate suppliers. The PLR Companies’ capped rates may be below current wholesale market prices through the transition periods. We have structured our operations so that AE Supply owns the generating assets that were previously owned by the PLR Companies. The capped rates reflect the historical costs of operating and maintaining AE Supply’s generating assets. The PLR Companies satisfy their PLR obligations by sourcing power from AE Supply under long-term power sales agreements. Those agreements provide for the supply of a significant portion of the PLR Companies’ energy needs at the mandated capped rates with a specified remaining portion priced on the basis of market prices. The amount of supply priced at market rates increases over each contract term. Power to be supplied by AE Supply under these agreements amounts to the majority of AE Supply’s normal operating capacity. For a detailed discussion of retail restructuring under state laws, see Item 1. “Business, Fuel, Power and Resource Supply—The Delivery and Services Segment” and “Regulatory Framework Affecting Allegheny—State Legislation and Regulatory Developments,” below.

These power supply agreements present risks for both AE Supply and the Distribution Companies. At times, AE Supply may not be able to earn as much as it otherwise could by selling power otherwise priced at capped rates into competitive wholesale markets. Conversely, the PLR Companies may at times pay market prices for a portion of their supply that exceed the amount they can charge retail customers for the power. Also, the demand for power required to meet the PLR contract obligations could exceed AE Supply’s available generation capacity, which may require AE Supply to buy power at prices that are higher than the sale price in the PLR contracts. Although AE Supply believes it currently owns or controls sufficient capacity to meet aggregate PLR contract demand, there may intermittently occur periods of peak demand that exceed AE Supply’s available capacity. These periods of peak demand often occur when the market price for power is very high. In addition, unscheduled outages at AE Supply’s generating facilities, such as the current outages at the Hatfield’s Ferry and Pleasants power stations could cause a shortage of available capacity. See Item 1. “Business—Electric Facilities,” for a discussion of recent outages of our facilities at Hatfield’s Ferry, Pennsylvania and Pleasants, West Virginia.

Should AE Supply’s cost of generation exceed the amounts to which it is entitled under the PLR contracts, for example, due to fuel price increases or increased environmental compliance costs, AE Supply would have to absorb the difference. Similarly, if AE Supply is required to purchase power to meet its PLR obligations, it may not receive its marginal costs from the Distribution Companies. Even if AE Supply can charge the Distribution Companies prices reflecting higher market prices, those companies might not be able to pass the costs on to their retail customers while state retail rate freezes remain in effect. For a general discussion of market risks, see Item 1. “Business—Regulatory Framework Affecting Allegheny—State Legislation and Regulatory Developments,” below.

ALLEGHENY’S SALES AND REVENUES

Allegheny’s revenues are derived primarily from generation and marketing and delivery and services, which include, regulated electric sales and revenues, regulated natural gas sales and revenues, and unregulated services revenues and other revenues.

Regulated natural gas revenues totaled $268.8 million, $221.6 million, and $235.1 million in 2003, 2002, and 2001, respectively. Unregulated services revenues totaled $38.1 million, $643.5 million, and $139.5 million in 2003, 2002, and 2001, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional details regarding Allegheny’s revenues.

The Generation and Marketing Segment

Generation and Marketing Operating Revenues

(In Millions)	2003	2002	Percent Change
Generation and Marketing Operating Revenues	$986.3	$945.3	4.34%

The Generation and Marketing segment’s operating revenues increased as a result of increased affiliate sales to the Distribution Companies, increased PLR obligations and lower purchased energy and transmission costs, offset by increased aggregate net realized and unrealized losses (collectively, trading losses) at AE Supply.

The Delivery and Services Segment

Regulated Electric Sales and Revenues

	2003	2002	Percent Change
Regulated Kilowatt-hour Sales (In Millions):
Residential	15,633	15,152	3.17%
Commercial	10,171	10,059	1.11
Industrial	20,117	20,131	(0.07)
Wholesale and Other	593	1,443	(58.91)

Total Regulated Kilowatt-hour Sales	46,514	46,785	(0.58)

Regulated Electric Revenues (In Millions):
Residential	$1,078.4	$1,052.4	2.47
Commercial	599.0	594.3	0.79
Industrial	813.3	803.8	1.18
Wholesale and Other	28.6	39.7	(27.96)

Total Regulated Electric Revenues	$2,519.3	$2,490.2	1.17

The all-time Peak Load for the Distribution Companies was 8,437 MW on January 23, 2003. Peak Load refers to the maximum one time demand (MW) on the system.

Allegheny’s 2003 regulated electric revenues were derived as follows: Pennsylvania, 42.8 percent; West Virginia, 28.9 percent; Maryland, 19.6 percent; Virginia, 6.1 percent; and Ohio, 2.6 percent. Allegheny’s 2003 regulated electric revenues were derived from: residential customers, 42.8 percent; commercial customers, 23.8 percent; industrial customers, 32.3 percent; and wholesale and other customers, 1.1 percent.

Monongahela’s regulated KWh sales increased 0.2 percent from 2002 to 2003 as a result of an increase of 0.7 percent and 0.8 percent in commercial and industrial, and decreases of 0.6 percent and 11.9 percent in residential and wholesale and other sales, respectively. Monongahela’s regulated electric revenues increased 0.4 percent from 2002 to 2003 as a result of increases of 0.3 percent, and 1.7 percent, and 10.9 percent in commercial, industrial and wholesale and other revenues, respectively, and a decrease of 0.9 percent in residential revenues.

Monongahela’s all-time Peak Load was 2,080 MW on July 22, 2002. Monongahela’s 2003 Peak Load was 2,049 MW on August 21, 2003.

Monongahela’s 2003 regulated electric revenues represented 24.7 percent of Allegheny’s 2003 regulated electric revenues. Monongahela’s 2003 regulated electric revenues were derived as follows: West Virginia, 89.5 percent, and Ohio, 10.5 percent. Monongahela’s 2003 regulated electric revenues were derived from: residential customers, 39.3 percent; commercial customers, 23.9 percent; industrial customers, 35.8 percent; and wholesale and other customers, 1.0 percent.

Potomac Edison’s regulated KWh sales increased 1.4 percent from 2002 to 2003 as a result of increases of 6.2 percent, 2.6 percent, and 2.4 percent in residential, commercial, and industrial sales, respectively, and a decrease of 50.4 percent in wholesale and other sales. Potomac Edison’s regulated electric revenues increased 4.7 percent from 2002 to 2003 as a result of increases of 5.7 percent, 1.9 percent, and 6.9 percent in residential, commercial, and industrial revenues, respectively, and a decrease of 22.8 percent in wholesale and other revenues.

Potomac Edison’s all-time Peak Load was 3,095 MW on January 16, 2004.

Potomac Edison’s 2003 regulated electric revenues represented 32.5 percent of Allegheny’s 2003 regulated electric revenues. Potomac Edison’s 2003 electric revenues were derived as follows: Maryland, 60.4 percent; West Virginia, 20.9 percent; and Virginia, 18.7 percent. Potomac Edison’s 2003 regulated electric revenues were derived from: residential customers, 46.4 percent; commercial customers, 22.5 percent; industrial customers, 29.5 percent; and wholesale and other customers, 1.6 percent. Potomac Edison’s regulated electric revenues from one industrial customer, the Eastalco Aluminum Company (Eastalco) near Frederick, Maryland, totaled more than ten percent of its total regulated electric revenues, and represented 19.5 percent of its 2003 MWh sales to customers.

West Penn’s regulated KWh sales decreased 2.6 percent from 2002 to 2003 as a result of increases of 2.7 percent, and 0.3 percent in residential and commercial sales, respectively, and decreases of 2.7 percent and 82.5 percent in industrial and wholesale and other sales, respectively. West Penn’s regulated electric revenues decreased 1.0 percent from 2002 to 2003 as a result of increases of 1.8 percent and 0.3 percent in residential and commercial revenues, respectively, and decreases of 2.7 percent and 83.7 percent in industrial revenues and wholesale and other revenues, respectively.

West Penn’s all-time Peak Load was 3,677 MW on August 6, 2001. West Penn’s 2003 Peak Load was 3,470 MW on January 23, 2003.

West Penn’s 2003 regulated electric revenues represented 42.8 percent of Allegheny’s 2003 regulated electric revenues. All of West Penn’s 2003 regulated electric revenues were derived from Pennsylvania. West Penn’s 2003 regulated electric revenues were derived from: residential customers, 42.1 percent; commercial customers, 24.7 percent; industrial customers, 32.4 percent; and wholesale and other customers, 0.8 percent.

Regulated Natural Gas Sales and Revenues

	2003	2002	Percent Change	2003 Bcf Sales and Revenues Percent of Total
Regulated Natural Gas—Bcf Sales
Residential	19.1	17.6	8.5	29.8%
Commercial	10.1	8.9	13.5	15.8
Industrial	0.4	.3	33.3	.6
Wholesale	0.7	.3	133.3	1.1
Transportation and Other	33.7	36.6	(7.9)	52.7

Total Regulated Natural Gas—Bcf Sales	64.0	63.7	0.5	100.0%

Regulated Natural Gas Revenues (In Millions)
Residential	$169.0	$142.3	18.8	62.9
Commercial	81.7	65.2	25.3	30.4
Industrial	3.3	1.8	83.3	1.2
Wholesale	4.6	1.8	155.6	1.7
Transportation and Other	10.2	10.5	(2.9)	3.8

Total Regulated Natural Gas Revenues	$268.8	$221.6	21.3	100.0%

West Virginia Power (WVP) and Mountaineer accounted for 4.6 percent and 95.4 percent of total regulated Bcf sales, respectively. Mountaineer accounted for all transportation sales. All of Allegheny’s 2003 regulated natural gas revenues were derived from West Virginia.

Unregulated Services Revenues

(In Millions)	2003	2002	Percent Change
Unregulated Services Revenues	$38.1	$643.5	(94.1)%

Allegheny’s unregulated services revenues decreased 94.1 percent from 2002 to 2003, as a result of the sale of Fellon-McCord and Alliance Energy Services, LLC on December 31, 2002.

Other Revenues

(In Millions)	2003	2002	Percent Change
Transmission Services and Bulk Power	$75.1	$72.1	4.2%
Other Energy Services	73.3	93.3	(21.4)

Total	$148.4	$165.4	(10.3%)

Intersegment Eliminations

Delivery and Services Intersegment Revenues	($1,479.7)	($1,468.9)	0.7%
Generation and Marketing Change in Fair Value of Intersegment Contract	(8.8)	(8.6)	2.3

Total	($1,488.5)	($1,477.5)	0.7%

CONSTRUCTION AND OTHER CAPITAL EXPENDITURES

The table below shows construction and environmental control expenditures for Allegheny in 2003 and estimated expenditures for 2004 and 2005.

	2003	2004	2005
(In Millions)	(Actual)	(Estimated)
AE Supply
Total Generation	$405.0	$89.0	$117.9
Environmental Portion	32.6	57.3	99.3

Monongahela
Total Generation	12.4	20.8	32.3
Environmental Portion	7.1	14.7	26.2

AGC
Total Generation	8.7	8.9	8.5
Environmental Portion	—	—	—

Total Generation and Marketing Construction Expenditures	$426.1	$118.7	$158.7

Potomac Edison*
T&D	54.3	66.7	64.9
Environmental	—	—	—

West Penn*
T&D	36.8	56.2	56.7
Environmental	—	—	—

Monongahela*
T&D	57.0	57.6	57.6
Environmental	0.1	—	—

Allegheny Ventures	1.1	1.0	1.0

AESC	—	1.6	3.0

Total Delivery and Services Construction Expenditures	$149.2	$183.1	$183.2

Total Construction Expenditures	$575.3	$301.8	$341.9

*	Includes allowance for funds used during construction (AFUDC), which is a non-cash cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFUDC was as follows for 2003 (in millions): Monongahela, $2.1 million, Potomac Edison, $0.8 million and West Penn, $0.8 million.

The Generation and Marketing segment’s construction expenditures include projects at generating stations for environmental control upgrades, to remediate or prevent equipment failure, and to create new generation capacity. During 2003, the Generation and Marketing segment completed construction of a 540 MW combined-cycle generating plant in Springdale, Pennsylvania. Commercial operation of the facility began on July 21, 2003. This combined-cycle facility includes two natural gas-fired combustion turbines and one steam turbine. The Delivery and Services segment’s construction expenditures include projects to upgrade distribution lines and substations, as well as, transmission and subtransmission systems enhancements.

AE Supply ceased construction or planning of several generating projects in 2002, all in response to market conditions, including overcapacity and lower wholesale power prices, and to conserve liquidity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data”—Note 6 for information regarding charges for discontinued generating projects.

In addition to meeting the FERC and certain state regulatory requirements, the Distribution Companies must meet PJM West requirements since the responsibility for planning major transmission systems rests with this new independent authority. The Distribution Companies do not expect the affiliation with PJM West to result in major near-term system expansion.

ELECTRIC FACILITIES

All of the generating capacity is part of the Generation and Marketing segment and either owned or controlled by AE, AE Supply, Monongahela, or AGC. Monongahela’s owned capacity totaled 2,117 MW, of which 1,896 MW (89.6 percent) are coal-fired and 221 MW (10.4 percent) are pumped-storage. The term pumped-storage refers to the Bath County station, which stores energy for use principally during peak load hours. The Bath County Station uses reversible pumping/generating equipment to raise water from a lower to an upper reservoir, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir with the pumping/generating equipment operating in reverse mode.

AE’s and AE Supply’s owned capacity (including AGC) as of December 31, 2003 totaled 9,381 MW, of which 5,923 MW (63.1 percent) are coal-fired, 2,579 MW (27.5 percent) are natural gas-fired, 797 MW (8.5 percent) are pumped-storage and hydroelectric, and 82 MW (0.9 percent) are oil-fired.

AE also holds a 12.5 percent equity stake in, and is a sponsoring company of, OVEC. OVEC is owned by 10 electric utility companies, and its power participation benefits are afforded to approximately 12 sponsoring companies. Currently, AE Supply and Monongahela have the benefits of a nine percent and 3.5 percent interests, respectively, in OVEC. They have an entitlement to capacity and energy in excess of certain OVEC customer loads. Those loads currently are almost totally dormant. As a consequence, nearly all of the OVEC capacity and energy is surplus and AE Supply and Monongahela receive a combined 12.5 percent share of that surplus, with individual apportionments of approximately 202 MW and 78 MW, respectively, for use toward supply requirements and other purposes. Power is supplied back to the sponsors under a contract that expires on March 12, 2006.

In June 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania.

In July 2003, AE Supply completed construction of a 540 MW combined-cycle facility in Springdale, Pennsylvania. The project is now in commercial operation.

The following table shows nominal maximum operational generating capacity owned by Allegheny, or acquired under the Public Utility Regulatory Policies Act of 1978 (PURPA) contracts as of December 31, 2003:

ALLEGHENY STATIONS

(as of December 31, 2003)

Nominal Maximum Operational Generating Capacity (MW)

Allegheny Stations			Regulated	Unregulated	Service Commencement Dates (a)
			Monongahela	AE Supply and Other
	Units	Project Total
Coal-Fired (Steam):
Albright (Albright, WV)	3	292	184	108	1952-54
Armstrong (Adrian, PA)	2	356		356	1958-59
Fort Martin (Maidsville, WV)	2	1,107	212	895	1967-68
Harrison (Haywood, WV)	3	1,961	417	1,544	1972-74
Hatfield’s Ferry (b) (Masontown, PA)	3	1,710	400	1,310	1969-71
Hunlock (c) (Hunlock Creek, PA)	1	24		24	2000
Mitchell (Courtney, PA)	1	288		288	1963
Ohio Valley Electric Corp. (d) (Chelsea, OH) (Madison, IN)	11	280	78	202
Pleasants (Willow Island, WV)(e)	2	1,300	277	1,023	1979-80
Rivesville (Rivesville, WV)	2	142	121	21	1943-51
R. Paul Smith (Williamsport, MD)	2	116		116	1947-58
Willow Island (Willow Island, WV)	2	243	207	36	1949-60

Gas-Fired:
AE Nos. 1 & 2 (Springdale, PA)	2	88		88	1999
AE Nos. 3, 4 & 5 (Springdale, PA)	3	540		540	2003
AE Nos. 8 & 9 (Gans, PA)	2	88		88	2000
AE Nos. 12 & 13 (Chambersburg, PA)	2	88		88	2001
Buchanan (f) (Oakwood, VA)	2	43		43	2002
Gleason (Gleason, TN)	3	526		526	2001
Hunlock CT (c) (Hunlock Creek, PA)	1	22		22	2000
Lincoln (Manhattan, IL)	8	672		672	2001
Wheatland (Wheatland, IN)	4	512		512	2001

Oil-Fired Steam:
Mitchell (g) (Courtney, PA)	1	82		82	1949

Pumped-Storage and Hydro:
Bath County (h) (Warm Springs, VA)	6	960	221	739	1985; 2001
Lake Lynn (i) (Lake Lynn, PA)	4	52		52	1926
Potomac Edison Hydroelectric (i)	21	6		6	Various

Total Allegheny-Owned Capacity	93	11,498	2,117	9,381

PURPA GENERATION (j)

Nominal Maximum Operational Generating Capacity (MW)

		Allegheny Company Purchaser
PURPA Generation Project	Project Total	Monongahela	Potomac Edison	West Penn	AE Supply And Other	PURPA Contract Termination Date
Coal-Fired: Steam
AES Beaver Valley (Monaca, PA)	125			125		12/31/2016
Grant Town (Grant Town, WV)	80	80				05/28/2028
West Virginia University (Morgantown, WV)	50	50				04/17/2027
AES Warrior Run (k) (Cumberland, MD)	180		180			02/10/2030

Hydro:
Allegheny Lock and Dam 5 (Freeport, PA)	6			6		09/30/2034
Allegheny Lock and Dam 6 (Freeport, PA)	7			7		06/30/2034
Hannibal Lock and Dam (New Martinsville, WV)	31	31				06/01/2034

Total Other Capacity	479	161	180	138	0

Total Allegheny-Owned and PURPA Committed Generating Capacity	11,977	2,278	180	138	9,381

(a)	When more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.
(b)	Unit No. 2 at Hatfield’s Ferry Power Station is a 570 MW coal-powered generating unit that was damaged in a fire on November 3, 2003 and is currently off line.
(c)	This figure represents Allegheny Energy Supply Hunlock Creek’s capacity entitlement through its 50 percent ownership in Hunlock Creek Energy Ventures. AE Supply Hunlock Creek’s access to output at maximum generating capacity is indicated on the table for the steam and natural gas-fired facilities. AE Supply Hunlock Creek’s output is sold exclusively to AE Supply. The Hunlock service commencement date for the coal units refers to the year in which part ownership is acquired by AE.
(d)	This figure represents capacity entitlement through AE’s ownership of OVEC shares.
(e)	Unit No. 1 at Pleasants Power Station is a 650 MW coal-powered generating unit that was damaged as a result of a generator failure on February 9, 2004 and is currently off line.
(f)	AE Supply owns Buchanan Energy Company of Virginia, LLC, which is in equal partnership with Consol Energy, Inc. as owners of Buchanan Generation, LLC. AE Supply operates and dispatches 100 percent of Buchanan Generation’s 86 MW.
(g)	This figure represents capacity of Mitchell Unit 2. Mitchell originally had two oil-fired units, but Mitchell Unit 1 was retired on December 31, 2002.
(h)	This figure represents capacity entitlement through ownership of AGC: 22.9716 percent by Monongahela, 77.0284 percent by AE Supply.
(i)	AE Supply has a 30 year license for Lake Lynn, effective December 1994. Potomac Edison’s license for hydroelectric facilities Dam No. 4 and Dam No. 5, located in both West Virginia and Maryland will expire November 30, 2024. Potomac Edison has received 30 year licenses, effective January 1994, for the Shenandoah, Warren, Luray, and Newport projects located in Virginia. The FERC accepted Potomac Edison’s surrender of the license for the Harpers Ferry Dam No. 3 and issued an order, effective October 1994. Green Valley Hydro controls 3 MW.
(j)	Generating capacity available through state utility commission-approved arrangements pursuant to PURPA.
(k)	Potomac Edison, as required under the terms of a Maryland Restructuring Settlement, began to offer the 180 MW output of the AES Warrior Run project to the wholesale market beginning July 1, 2000, and will continue to do so for the term of the AES Warrior Run Contract which ends on February 10, 2030. Revenue received from the sale reduces the AES Warrior Run Surcharge paid by Maryland customers. AES Warrior Run output is presently being sold to AE Supply under the terms of a three-year contract, which expires December 31, 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on the AES Warrior Run project and Surcharge.

Recent Outages

On November 3, 2003, there was a fire in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Unit No. 2 is a 570 MW coal-powered generating unit. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently offline. Allegheny currently estimates that the total costs associated with the fire, inclusive of 2003 and 2004 net revenue losses, repair and replacement costs and anticipated insurance proceeds, are approximately $40 million. Allegheny continues to investigate to determine whether any other recoveries are possible. Approximately $30 million of the total financial impact will be reflected in the results of AE Supply, and approximately $10 million will be reflected in the results of Monongahela. The unit is currently expected to return to service in early May 2004.

On February 9, 2004, a generator failure occurred on Unit No. 1 at the Pleasants Power Station located in Willow Island, West Virginia. Unit No. 1 is a 650 MW coal generating unit. As a result of the generator failure, damage was sustained to the generator and associated equipment. The unit is currently offline and repairs are in progress. Although the full extent of the damage is still being evaluated, the preliminary estimate of the costs associated with the failure is $30 to $45 million, inclusive of net revenue losses, repair and replacement costs and anticipated insurance proceeds. Of this amount, approximately $25 to $35 million will be reflected in the results of AE Supply and $5 to $10 million will be reflected in the results of Monongahela. The unit is currently expected to return to service by the middle of June 2004.

The Pleasants and Hatfield’s Ferry Power Stations are relatively low cost facilities. While they are offline, particularly during periods of high demand such as the cold winter months, Allegheny must purchase replacement power in the market at prices higher than the cost of production from the facilities. As a result, Allegheny’s operating results are adversely affected by the outages of these facilities.

The information above is based on current assumptions and estimates. Accordingly, actual results may vary and such variations may be material.

ALLEGHENY MAP*

NEW YORK
LAKE ERIE
CLEVELAND
Hunlock
OHIO
Armstrong
Cabot
AE 1,2,3,4,& 5
PITTSBURGH
South Bend
Wylie Ridge
HARRISBURG
Mitchell
Yukon
PENNSYLVANIA
Hatfield's Ferry
Ronco
Gans
Lake Lynn
Fort Martin
AE 12, 13
Smith
MARYLAND
Willow Island
Pleasants
Harrison
Rivesville
Albright
Black Oak
Bedington
Belmont
Pruntytown
Mt. Storm
Doubs
BALTIMORE
Meadow Brook
WASHINGTON, DC
CHARLESTON
Valley
Potomac River
WEST VIRGINIA
Bath County
VIRGINIA
Buchanan

Allegheny's Generation and Major Transmission Facilities*

Distribution Companies
Generating Station
EHV Substation
Interconnection with Other Utilities
138-kV/230-kV Allegheny
350-kV/500-kV Allegheny
500-kV Joint Ownership
500-kV/765-kV Other Utilities

*Omits OVEC in which AE owns a 12.5% interest. Also omits Wheatland (Indiana), Gleason (Tennessee), and Lincoln (Illinois), each of which are 100% owned by AE Supply.

The following table sets forth the existing miles of tower and pole T&D lines and the number of substations of the Distribution Companies and AGC, as of December 31, 2003:

Miles of Transmission and Distribution Lines

and Number of Substations

	Underground	Above- Ground	Total Miles	Total Miles Consisting of 500-Kilovolt (kV) Lines	Number of Transmission and Distribution Substations
Monongahela	587	22,972	23,559	235	256
Potomac Edison	4,154	18,008	22,162	174	288
West Penn	2,373	24,063	26,436	276	613
AGC (a)	0	87	87	87	1

Total	7,114	65,130	72,244	772	1,158

(a)	Total Bath County transmission lines, of which AGC owns an undivided 40 percent interest and Virginia Electric and Power Company owns the remainder.

The Distribution Companies’ transmission network has 12 extra-high-voltage (EHV—345 kV and above) and 31 lower-voltage interconnections with neighboring utility systems.

Allegheny owns coal reserves estimated to contain approximately 125 million tons of higher sulfur coal recoverable by deep mining. There are no present plans to mine these reserves and, in view of the present economic conditions, Allegheny is evaluating several options related to the sale or lease of the reserves. Such options may not be available to Allegheny on favorable terms, if at all.

FUEL, POWER, AND RESOURCE SUPPLY

Generation and Marketing Segment

In 2003, generating stations owned by AE, AE Supply, and Monongahela consumed approximately 17.6 million tons of local mid- to high-sulfur content coal. Of that amount, 49 percent was used in stations equipped with scrubbers (8.7 million tons). The use of desulfurization equipment and the cleaning and blending of coal make burning local coal practical. In 2003, almost 100 percent of the coal received at these stations came from mines in West Virginia, Pennsylvania, Maryland, Illinois, and Ohio. None of the Allegheny companies mine or clean any coal. All raw, clean, or washed coal from suppliers is purchased as necessary to meet station requirements.

In 2003, AE, AE Supply, and Monongahela had long-term arrangements (i.e., terms of 12 months or longer) in place to purchase up to approximately 17.1 million tons of coal. Allegheny purchases coal from a limited number of suppliers. In 2003, AE, AE Supply and Monongahela purchased approximately 9.8 million tons of coal (57 percent of coal used) from various local mines owned by subsidiary companies of one coal company. Long-term arrangements (i.e., terms of 12 months or longer) are in effect to provide for up to approximately 15.4 million tons of coal in 2004. AE, Monongahela, and AE Supply will depend on short-term arrangements and spot purchases for their remaining requirements.

For the year 2003, the cost per equivalent ton of coal consumed was $30.37. For 2001 and 2002, the average cost per equivalent ton of coal consumed was $27.42 and $29.58, respectively. This average cost per equivalent ton includes primary and auxiliary fuels. The 2.7 percent average cost increase in 2003 resulted from an increase in 2002 market prices during which time a considerable portion of the 2003 fuel supply was purchased.

In 2003, natural gas-fired generation facilities owned by AE and AE Supply utilized natural gas that was purchased either through long-term supply agreements or in the spot market. AE Supply purchases natural gas services to supply its natural gas-fired facilities, including agreements for transportation, storage, and supply, which allow AE Supply to find the most economic options to serve its facilities.

In addition, one of AE Supply’s subsidiaries has a month-to-month natural gas agreement in place. The natural gas provided under this agreement is either used at the Buchanan County, Virginia facility or re-marketed by AE Supply. This supplier provided 3.3 percent of the total natural gas used by AE Supply for generation in 2003. See also a discussion of Kern River and El Paso pipeline contracts under “Allegheny’s Competitive Actions—Certain Purchase and Transportation Contracts,” below.

The Delivery and Services Segment

Electric Power

Allegheny substantially restructured its corporate organization in response to the electric utility deregulation within its service area between 1999 and 2001. The Distribution Companies, with the exception of Monongahela and its West Virginia jurisdictional generating assets, do not produce their own power. Monongahela transferred a portion of its generating assets relative to its Ohio and FERC jurisdictional generating assets, including a portion of its ownership interest in AGC and OVEC, to AE Supply in 2001. In 2000, Potomac Edison transferred substantially all of its generating assets to AE Supply. West Penn transferred all of its generating assets to AE Supply in 1999. The Distribution Companies’ generation asset transfers included, in the case of Potomac Edison and West Penn, entitlement to OVEC capacity and their entire ownership interest in AGC.

The Distribution Companies retain the obligation to provide electricity at capped rates to customers who do not retain an alternate electricity generation supplier during the deregulation transition period. The transition periods vary across Allegheny’s service area and customer class and by state.

•	Monongahela. In Ohio, the transition period for residential and small business customers ends on December 31, 2005. See “Regulatory Framework Affecting Allegheny—State Legislation and Regulatory Developments,” below for information regarding the termination of the transition periods for commercial and industrial customers.

•	Potomac Edison. In Maryland, the transition period for residential customers ends on December 31, 2008. The transition period ends December 31, 2004, for commercial and industrial customers. In Virginia, the transition period ends on June 30, 2007.

•	West Penn. The Pennsylvania transition period terminates at the end of 2008 for all customers.

These transition periods could be altered by legislative or, in some cases, regulatory actions.

AE Supply has the contractual obligation to provide power to the Distribution Companies during the relevant state deregulation transition periods under the terms of power supply agreements with the Distribution Companies. AE Supply also leases generating capacity to Potomac Edison to serve customers in Potomac Edison’s West Virginia service territory. Sales under AE Supply’s power sales agreements with West Penn, Monongahela with respect to its Ohio customers, and Potomac Edison currently consume a majority of the normal operating capacity of AE Supply’s generating assets that were previously owned by the Distribution Companies. These power sales agreements have a fixed price as well as a market-based pricing component. These components may have little or no relationship to the cost of supplying this power. This means that AE Supply currently absorbs a portion of the risk of fuel price increases and increased costs of environmental compliance since AE Supply is unable to automatically pass on these costs to the Distribution Companies.

The Distribution Companies purchase power from AE Supply to satisfy their respective PLR obligations. The purchases are made under the terms of power sales agreements with AE Supply, which will terminate as set forth in the chart below. When the power supply agreements with AE Supply terminate, the Distribution Companies will be unable to rely on the previously dedicated supply of power at specified contract prices to meet their respective power supply requirements.

The arrangements to serve the load of the Distribution Companies have not been determined and are subject to active legislative and regulatory actions within the states of Pennsylvania and Virginia. In Maryland, settlement negotiations regarding the provision of default service in the post transition period have concluded and have resulted in a settlement agreement that prescribes a wholesale bidding process to procure market-based full requirements service for end use customers. A final state commission order on this settlement was issued on September 30, 2003 and the bid solicitation process began on October 1, 2003.

In Ohio, the Public Utilities Commission of Ohio (PUCO) authorized Monongahela to issue a request for proposals for wholesale power to supply new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 MW of load, effective January 1, 2004. AE Supply won the competitive bid process to serve the load, subject to approval of its bid by the PUCO. In October 2003, the PUCO denied approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. On February 2, 2004, Monongahela filed for an injunction in federal court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. A hearing has been scheduled for March 15, 2004. Monongahela filed an appeal in Ohio state court on February 13, 2004, seeking to overturn the PUCO’s denial of new rates. See “Regulatory Framework Affecting Allegheny—State Legislation and Regulatory Developments,” below for a more detailed discussion.

A portion of the PLR obligations for the Distribution Companies is satisfied by PURPA contract purchases. The remainder of the power to meet the PLR obligations of the Distribution Companies is purchased from AE Supply. The table below shows the percentage of power for each jurisdictional set of customers of the total power supply purchased by the Distribution Companies from AE Supply in 2003:

Distribution Company	State	Percentage of Total 2003 Power Purchases for PLR Obligations from AE Supply by Jurisdiction (a)	Percentage of Total 2003 Power Purchases for PLR Obligations from AE Supply in Aggregate (b)	Termination Date of Power Sale Agreement with AE Supply
Monongahela	Ohio	100%	4%	December 31, 2005(c)
Potomac Edison	Maryland	100%	26%	December 31, 2008(d)
Potomac Edison	West Virginia	100%	8%	December 31, 2017(e)
Potomac Edison	Virginia	99%	8%	June 30, 2007
West Penn	Pennsylvania	94%	54%	December 31, 2008

(a)	The percentage of total power requirements that each jurisdiction purchases from AE Supply.
(b)	The percentage of AE Supply’s total sales for all PLR load each jurisdiction represents.
(c)	Transition period for Commercial and Industrial customers ended on December 31, 2003. This load is no longer served under the Power Sale Agreement.
(d)	Transition period for Commercial and Industrial customers will end on December 31, 2004.
(e)	Pending Public Service Commission of West Virginia (West Virginia PSC) approval, because there is no PLR obligation in West Virginia.

Natural Gas Supply

Monongahela’s regulated natural gas sales operations are carried out through Mountaineer and its Monongahela divisions. West Virginia is in the path of major natural gas supply routes from the Gulf of Mexico to the Northeast, and Monongahela has direct access to the Columbia Gas Transmission Corporation (Columbia Gas) and the Tennessee Gas Pipeline (Tennessee) interstate pipeline systems. Monongahela’s principal natural gas requirements are supplied from wells located in Appalachia and the Gulf of Mexico producing basins. Monongahela’s ownership of MGS provides direct access to a portion of Monongahela’s total annual natural gas needs (less than 10 percent). A small part of MGS’ output is sold to third parties. Approximately 55-65 percent of Monongahela’s natural gas supply requirements are purchased on a forward basis (up to 12 months), with the remainder, including MGS production, purchased on a one-year or more forward basis at primarily index-based prices.

The following table indicates the volume of natural gas purchased and percentage of total volume of natural gas purchased, with respect to Monongahela’s largest suppliers for the twelve months ended December 31, 2003:

	Twelve Months Ended December 31, 2003
	Volume (Mmcf)	Percent of Total
Marathon Oil Company	8,327	22%
Coral Energy, L.P.	6,852	18%
Noble Gas Marketing, Inc.	5,731	15%
Virginia Power Energy Marketing, Inc.	3,760	10%
BP/Amoco	3,198	8%
Energy Corporation of America	2,179	6%
All Others	7,857	21%

Total	37,904	100%

Allegheny’s liquidity issues, together with natural gas price spikes, required Monongahela to prepay for future natural gas deliveries during 2003. Monongahela believes that it will obtain access to sufficient natural gas supplies to meet its anticipated requirements. However, liquidity issues caused several suppliers to refuse to permit Monongahela to purchase any volumes on a forward basis.

Natural Gas Transportation and Storage Capacity

Natural gas purchased from producers or suppliers in the Gulf Coast producing basin/region is transported through the interstate pipeline systems of Columbia Gulf and Columbia Gas to Monongahela’s local distribution facilities in West Virginia.

To ensure continuous, uninterrupted service to its customers, Mountaineer has long-term transportation and storage service agreements with Columbia Gas and Columbia Gulf. These contracts cover a wide range of transportation services and volumes, ranging from firm transportation service to no-notice service and storage with such contracts expiring on October 31, 2004. Mountaineer has the right to renew its contracts under right-of-first refusal procedures set forth in the pipeline companies’ tariffs. Mountaineer expects to sign renewal agreements no later than September 1, 2004. Under both Mountaineer’s and WVP’s Purchased Gas Adjustment clauses (PGA), purchased gas costs including transportation and storage services, if prudently incurred, are recovered from the respective companies’ customers.

Typically, large commercial and industrial end-users of natural gas use natural gas sales and/or transportation contracts for load management purposes. Under these contracts, users purchase and/or transport natural gas with the understanding that they may be forced to shut down their use of natural gas or switch to alternate sources of energy during times when the natural gas is needed for higher priority customers serving the end-user, such as schools and hospitals, or interruptible transportation on the transporting pipeline is curtailed (limited/restricted). In addition, during times of extraordinary supply problems, curtailments of deliveries to some classes of customers (typically large industrial customers) with firm interstate transportation contracts may be necessary, but only in accordance with guidelines established by appropriate federal and state regulatory agencies.

Since July 1999, Mountaineer has served many of these types of customers, some of which are capable of using alternate fuels as an energy source at their respective facilities. In 2003, Mountaineer did not have to interrupt these customers because of supply or transportation capacity scarcity or curtailments.

RATE MATTERS

Monongahela

Monongahela’s natural gas distribution business is divided into two components for purposes of its Purchased Gas Adjustments (PGA): West Virginia Power Gas Services (WVPGS) and Mountaineer Gas. WVPGS and Mountaineer Gas file to adjust their PGA every year. The PGA mechanism compares the revenue received for recovery of projected gas expenses to the actual gas expenses incurred by WVPGS or Mountaineer Gas and defers any difference as a regulatory asset or liability to be collected or returned, respectively, to the customers in the next proceeding. As such, the PGA generally has no effect on earnings. An annual PGA period normally begins with service rendered on and after November 1 and concludes on October 31 of the following year.

Effective January 1, 2003, Monongahela moved its WVP electric customers to Monongahela tariffs in compliance with a West Virginia PSC order. The movement of customers results in an overall decrease in revenue to Monongahela of approximately $1.6 million per year. For a discussion of rate matters in Ohio, see “Regulatory Framework Affecting Allegheny—State Legislation and Regulatory Developments—Ohio.”

Potomac Edison

In 2001, the Maryland PSC approved the Power Sales Agreement between Potomac Edison and AE Supply covering the sale of the AES Warrior Run cogeneration project output to the wholesale market for the period January 1, 2002, through December 31, 2004. Under the terms of the 1999 Maryland deregulation plan, the revenues from the sale of the AES Warrior Run output are used to offset the capacity and energy costs that Potomac Edison pays to the AES Warrior Run cogeneration project before determining amounts to be recovered from Maryland customers.

Beginning in January 2002, there was a decrease in distribution rates for Maryland customers. This decrease or Customer Choice Credit is a result of implementing the rate reductions called for by a 1999 settlement agreement. The Customer Choice Credit will remain in effect until a total of $72.8 million (approximately $10.4 million annually) has been credited to residential customers and a total of $10.5 million (approximately $1.5 million annually) has been credited to commercial and industrial customers. Additionally, since the settlement was approved, the environmental surcharge has increased, and an electric universal service surcharge has been introduced, both of which must be recovered under Potomac Edison’s distribution rate cap. Accordingly, distribution rates have been further reduced by $3 million from the previously approved rates. The distribution rate cap for all customers is effective from 2002 through 2004.

West Penn

The Pennsylvania PUC approved West Penn’s annual reconciliation of the collection of its securitized stranded cost amount in 2004 to compensate for a projected under-recovery from customers of securitized stranded costs. The Pennsylvania PUC also authorized West Penn to continue to defer its non-securitized stranded costs for future recovery. As of the date of West Penn’s request, the under-recovery of the non-securitized stranded costs, with an approved carrying cost of 11 percent, was approximately $65 million.

In November 2003, West Penn filed a request with the Pennsylvania PUC to securitize approximately $115 million in transition bonds for recovery after the completion of West Penn’s generation rate cap. The $115 million includes the non-securitized under-recovery, the remaining stranded cost scheduled for recovery through

December 31, 2008, and transaction costs. The pending request has been opposed by various customer groups, which requested an extension of the generation rate cap in exchange for securitization and recovery.

Transmission

In November 2003, the FERC issued a series of orders related to transmission rate design for the PJM and Midwest regions. Specifically, the FERC found that the payment of multiple and additive (i.e., pancaked) rates for movement of power between PJM and the Midwest region is not just and reasonable. The FERC ordered the elimination of pancaked rates and the implementation of a transitional rate design for a two-year period, and ordered the parties to develop a long-term rate design solution. In a settlement submitted to the FERC on March 5, 2004, the parties have agreed to continue pancaked rates through December 1, 2004, and to forego a transitional rate design. A long-term rate design solution would be implemented on December 1, 2004. While the long-term rate design is intended to keep transmission owners neutral with respect to transmission revenues and to minimize the shifting of costs, there is no assurance that this will be the actual result. Allegheny cannot predict the financial impact of the long-term rate design will have on its transmission revenues or the Distribution Companies’ transmission costs.

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

AE and all of its subsidiaries are also subject to the broad jurisdiction of the SEC under PUHCA. In addition, Allegheny’s communications subsidiary, ACC, is subject, to a limited extent, to the jurisdiction of the Federal Communications Commission and state communications regulatory commissions. Allegheny is subject to numerous other local, state and federal laws, regulations, and rules.

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

In 1996, the FERC began an initiative to increase competition in the electric industry. The FERC, among other things, required public utilities to offer non-discriminatory open access transmission service, and use transmission services under the same tariffs as its customers. The FERC also imposed standards of conduct governing communications between the utility transmission and wholesale power service groups to prevent utilities from giving their power marketing arms preferential access to transmission system information.

Following the FERC’s initiative to promote competition, a number of states, including Maryland, Ohio, Pennsylvania, and Virginia, adopted retail access legislation, which permitted utilities to transfer their generating assets to affiliated companies or third parties. Similar to many other utilities, the Distribution Companies restructured their businesses between 1996 and 2001 in Maryland, Ohio, Pennsylvania, and Virginia to comply with retail restructuring requirements in those states by, among other things, transferring generating assets serving customers in those states to AE Supply.

To further the development of wholesale market competition, the FERC, in 1999, issued Order No. 2000, encouraging all public utilities that own or operate jurisdictional transmission assets voluntarily to transfer control over their transmission assets to RTOs. The Distribution Companies transferred functional control over their transmission system to PJM effective April 1, 2002.

In July 2002, the FERC issued a notice of proposed rulemaking that would address the FERC’s lingering concerns about alleged unduly discriminatory practices in the energy industry by requiring transmission-owning public utilities to offer standardized flexible transmission service and join RTOs, and to create a level playing field for all participants in wholesale power markets. In April 2003, the FERC issued the Wholesale Power Market Platform White Paper in response to the comments on the proposed rule. The White Paper indicates the FERC’s willingness to make certain modifications to the proposed rule, including giving states a greater role in planning new transmission system expansions and how the costs will be recovered. We cannot predict whether FERC will issue a final rule, what that rule might contain or how it will impact AE Supply or the Distribution Companies.

In November 2003, the FERC adopted new Market Behavior Rules applicable to market participants, such as AE Supply and the Distribution Companies, with authority to sell power at market-based rates. The new Rules are designed to provide market participants adequate opportunity to detect and, provides the FERC means to, remedy market abuses. The new Rules, among other things, require generators to operate their facilities in compliance with the Rules and prohibits market manipulation. Remedies available to the FERC include disgorgement of profit, but require that any claim by market participants or the FERC generally be made within 90 days of the end of a calendar quarter or within 90 days of discovery, whichever is later.

In November 2003, the FERC, in Order No. 2004, issued new Standards of Conduct for natural gas and electric industries. Order No. 2004 governs the relationship between transmission providers and their energy affiliates. Transmission providers, such as the Distribution Companies, are required to be in compliance with the new Standards of Conduct by June 1, 2004.

Important developments over the past several years have significantly influenced the legislative and policy initiatives discussed above. Beginning in the summer of 2000, unusual weather, supply imbalances, fuel price increases, market imperfections, and allegations of improper trading practices by some market participants contributed to extreme price increases and volatility in California’s wholesale power markets. These circumstances eventually unsettled power markets throughout the Western United States and triggered numerous legal proceedings at the FERC, at the state level, and before Congress. Similar, though less dramatic, price volatility affected power markets in the East, including PJM, New York, and New England. Markets responded to these price increases by increasing generating capacity through new construction and delayed plant retirements.

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

Federal Legislative Initiatives

In the last session of the United States Congress, the House and Senate considered, but ultimately did not pass, a number of bills that could have impacted regulations applied to our subsidiaries, and us, including bills that would repeal the PUHCA and portions of the PURPA. Under the proposed legislation, many aspects of the SEC’s authority over public utilities under PUHCA would be transferred to the FERC. We cannot predict what energy legislation may be considered in the current or future legislative sessions, whether any such legislation will become law or what effect any such new legislation might have on us.

PUHCA

PUHCA imposes financial and operational conditions and restrictions on many aspects of a registered holding company system’s business. PUHCA restricts a registered holding company system from expanding into other businesses by prohibiting it from engaging in activities that are not functionally related to its core business and also requires registered holding company systems to confine themselves to a single integrated public utility system. Most importantly, in light of Allegheny’s liquidity issues, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities, and for the sale or acquisition of utility assets. The PUHCA approval process introduces significant lead times into routine transactions under normal circumstances. Lead times to obtain authorizations can be up to nine months. The SEC, in certain matters, also requires state approvals as a condition to authorizations, even though such approvals might not be required under applicable state laws. In certain instances, such as transactions involving designations of assets as EWGs (which exempts the designated assets from continuing PUHCA jurisdiction), the SEC has expanded the jurisdiction of state commissions by requiring that the applicant company obtain a letter from each state in which any of its affiliates operates certifying that state’s approval. This introduces further lead times and uncertainties into the transaction planning process. Many of Allegheny’s competitors are not regulated under PUHCA and, therefore, do not face such constraints.

Additionally, under PUHCA, the SEC has imposed debt to common equity ratios on jurisdictional utilities, thus imposing additional operating constraints not imposed on non-jurisdictional utilities. Allegheny’s current equity ratio is below the level required under its current financing authorizations, and this circumstance has required us to obtain additional authorizations. See “Regulatory Framework Affecting Allegheny—Federal Legislative Initiatives.”

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

The Distribution Companies have committed to purchase 479 MW of qualifying PURPA capacity. Payments for PURPA capacity and energy pursuant to these contracts in 2003 totaled approximately $216.8 million, before amortization of West Penn’s adverse power purchase commitment. The average cost to the Distribution Companies of these power purchases was 5.6 cents/kWh. The Distribution Companies are currently authorized to recover substantially all of these costs in their retail rates.

It is possible that the Distribution Companies’ obligations to purchase power from qualified PURPA projects in the future may exceed amounts they are authorized to recover from their customers, which could result in losses related to the PURPA contracts. Legislation proposed in Congress in 2003, would have conditionally suspended the mandatory power purchase provisions of PURPA prospectively in regions in which the FERC determined that competitive market conditions exist. See “Regulatory Framework Affecting Allegheny—Federal Legislative Initiatives.”

State Legislation and Regulatory Developments

Maryland

Maryland’s adoption of electric industry restructuring legislation in 1999 gave Potomac Edison’s Maryland retail electric customers the right to choose their electricity generation suppliers. In 2000, Potomac Edison transferred its Maryland jurisdictional generating assets at book value to AE Supply. It retained its T&D assets.

Potomac Edison’s T&D rates for all customers are capped through 2004, and are otherwise subject to traditional regulated utility ratemaking (i.e., cost-based rates). Potomac Edison has the responsibility as the PLR for those customers who do not choose an alternate supplier or whose alternate supplier does not deliver. AE Supply has entered into long-term power sales agreements with Potomac Edison to provide the amount of electricity, up to its PLR retail load (and for certain wholesale contracts), that Potomac Edison may demand during the Maryland transition period, which lasts through December 31, 2004, for commercial and industrial customers and December 31, 2008, for residential customers.

The Maryland PSC in 2000 issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order restricted sharing of utility employees with affiliates and announced the Maryland PSC’s intent to consider the imposition of a royalty fee to compensate the utility for the use by an affiliate of the utility’s name and/or logo and for other intangible or unquantified benefits. After a series of judicial and legislative actions, the Maryland PSC’s order was reversed on procedural grounds. Potomac Edison and the other Maryland natural gas and electric utilities believe that the Maryland PSC’s previous, less restrictive code of conduct is currently in effect in Maryland pending further Maryland PSC action. This code of conduct is similar to those adopted in other jurisdictions and should not create operational constraints. However, the Maryland PSC has begun a process of soliciting comments on a new code of conduct proposal.

Pursuant to a settlement, Potomac Edison will provide PLR service or “standard offer service,” to residential customers through December 31, 2012, and provide standard offer service to other commercial and industrial customers for various periods running as late as December 31, 2008. Wholesale electric supply services necessary to serve these loads (after the expiration of the transition period and before the expiration of the settlement period) will be procured through a competitive bid process. Potomac Edison will be allowed to recover its costs for the services through an administrative charge, including a return and associated taxes. The initial phase of the competitive-bid process for all electric utilities in Maryland was recently concluded to provide supply for commercial and industrial customers after 2004.

In 2002, Eastalco, Potomac Edison’s largest industrial customer in Maryland, filed a complaint against Potomac Edison seeking to continue the special contract rates then in effect through the end of 2004. Pursuant to a settlement, effective April 1, 2003, Potomac Edison increased the contract rate and extended the contract term to the end of 2005 for service to Eastalco.

Ohio

The Ohio General Assembly adopted legislation in 1999 to restructure its electric utility industry and provide retail electric customers the right to choose their electricity generation supplier, starting a transition to market rates. The 1999 legislation granted Ohio’s residential customers a five-percent reduction in the generation portion of their rates until December 31, 2005, which is when the transition period ends. Pursuant to a settlement, Monongahela’s transition period, or market development period, for large industrial, commercial, and street lighting customers was scheduled to end on December 31, 2003, but, as discussed below, has been extended by the PUCO until December 31, 2005.

In July 2003, the PUCO authorized Monongahela to issue a request for proposals for wholesale power to supply new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 MW of load, effective January 1, 2004. AE Supply won the competitive bid process to serve the load, subject to approval of its bid by the PUCO. In October 2003, the PUCO denied approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. On February 2, 2004, Monongahela filed for an injunction in federal court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. A hearing has been scheduled for March 15, 2004. Monongahela filed an appeal in Ohio state court on February 13, 2004, seeking to overturn the PUCO’s denial of new rates. Beginning in January 2004, Monongahela has been procuring power at PJM market prices for these customers and anticipates that the price for that power will be higher than the currently tariffed retail generation rates. Monongahela intends to account for any corresponding losses, but cannot be certain that the federal court or PUCO will allow Monongahela to recover any or all of these costs. On December 31, 2003, Monongahela filed an application with the PUCO for authority to implement a surcharge for the difference between its cost to purchase power and the retail generation rate.

Under the related regulatory transition plan, Monongahela transferred its Ohio jurisdictional generating assets to AE Supply at net book value in June 2001. Monongahela retained its T&D assets. Monongahela’s T&D rates are capped through the end of the market development period for all customers, and are then subject to traditional regulated utility ratemaking (i.e., cost-based rates). Monongahela has the responsibility as the provider-of-last-resort for customers who do not choose an alternate supplier or whose alternate supplier does not deliver.

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

Virginia

The Virginia Electric Utility Restructuring Act of 1999 provided for a transition to the choice of electric suppliers for Virginia customers. As of January 1, 2002, Potomac Edison’s retail electric customers in Virginia have the right to choose their electricity generation supplier.

Potomac Edison transferred all of its Virginia jurisdictional generating assets to AE Supply in 2000, except certain small hydro facilities, which were transferred to Green Valley Hydro, a subsidiary of AE, Inc. The T&D assets are currently owned by Potomac Edison. Potomac Edison’s T&D rates are currently capped through July 1, 2007, subject to a one-time opportunity to request a rate adjustment after January 1, 2004, but are otherwise subject to traditional regulated utility ratemaking (i.e., cost-based rates). Potomac Edison has the responsibility as the PLR for those customers of Potomac Edison who do not choose an alternate supplier or whose alternate supplier does not deliver. Pursuant to a long-term power sales agreement, AE Supply provides Potomac Edison with the amount of electricity, up to Potomac Edison’s PLR retail load (and for a certain wholesale contract), that Potomac Edison may demand during the transition period. Virginia’s transition period is anticipated to end on July 1, 2007.

In 2001, Potomac Edison filed an application with the Virginia SCC to transfer management and control of its transmission facilities to PJM. The Distribution Companies transferred functional control over its transmission system to PJM effective April 1, 2002. In July 2002, the Virginia SCC staff issued a report observing that Potomac Edison’s application met each of Virginia SCC’s rules for electric utilities to join an RTO, but to date a decision has not been issued. Additionally, the Virginia General Assembly, in its 2003 legislative session, enacted a bill precluding electric utility companies such as Potomac Edison from transferring ownership or control of, or responsibility to operate, any portion of any transmission system located in the Commonwealth to an RTO prior to July 1, 2004. The effect of this legislation on Potomac Edison and the other Virginia electric company that joined PJM is unclear.

The Virginia Office of Attorney General and Virginia’s Secretary of Commerce and Trade recently proposed extending Virginia’s capped rate period for an additional three and one-half years (through December 31, 2010) at the current capped rate levels. The legislation, Senate Bill 651, was recently passed by the State Senate, and will soon be considered by the House of Delegates. In its present wording, electric companies that have sold or transferred their generating facilities, such as Potomac Edison, would be allowed a one-time opportunity to file for a non-generation-related rate increase between July 1, 2007 and December 31, 2010. If adjusted in its present form, the legislation also would allow Potomac Edison to utilize adjustment provisions for the recovery of increases in the cost of purchased power beginning on July 1, 2007. We cannot predict whether Senate Bill 651 will become law or what effect any such new legislation might have on us.

West Virginia

In 1998, the West Virginia legislature passed legislation directing the West Virginia PSC to determine whether retail electric competition was in the best interests of West Virginia and its citizens. In response, the West Virginia PSC submitted a plan to introduce full retail competition on January 1, 2001. This plan was approved, but never implemented, by the legislature. In March 2003, the West Virginia legislature passed House Bill (H.B.) 2870, which clarified the jurisdiction of the West Virginia PSC over electric generating facilities. Based on these actions, we have concluded that retail competition and the deregulation of generation is no longer likely in West Virginia. See Note 13 to AE’s Consolidated Financial Statements, for a discussion of the financial reporting effects of this conclusion.

In 2000, Potomac Edison received approval to transfer its West Virginia generating assets to AE Supply. The West Virginia PSC never acted on a similar petition by Monongahela, and Monongahela has agreed to withdraw its petition.

Potomac Edison and Monongahela reached an agreement with interested parties and filed a stipulation with the West Virginia PSC on issues related to their generating asset transfers, including the amount transferred to AE Supply representing Ohio’s allocated share of Monongahela’s generation. The settlement also includes a Power Supply Agreement to meet the West Virginia PSC conditions of Potomac Edison’s generation asset transfer to AE Supply, PSC confirmation of EWG status, approval of a potential exchange of like-kind generation assets, and an agreement that no party may file a rate case prior to January 1, 2005.

ALLEGHENY’S COMPETITIVE ACTIONS

The Generation and Marketing Segment

AE Supply

As of December 31, 2003, AE Supply owned or contractually controlled 9,381 MW in the Eastern and Midwestern regions of the United States. On June 26, 2003, AE Supply sold its 83 MW interest in the Conemaugh power station. AE Supply terminated its rights to call on 1,000 MW of California capacity, subject to required termination payments, AE Supply is scheduled to make the remaining termination payments in 2004. For a further discussion, see “Certain Purchase and Transportation Contracts,” below. In addition, on July 21, 2003, AE Supply placed three new 180 MW generating units into commercial operation at new facilities in Springdale, Pennsylvania. AE Supply manages all of its generating assets as an integrated portfolio with its risk management, wholesale marketing, fuel procurement, and asset optimization activities.

In 2002, Allegheny joined PJM West, and AE Supply reoriented its focus to its core generation business. AE Supply reduced its trading operations and, in 2003, moved its trading operations from New York to Monroeville, Pennsylvania. AE Supply has refocused its activities in support of its generating assets in regions and markets where it has a generating presence. Allegheny marketed selected non-core assets with a view to generating cash for the reduction of debt. On September 15, 2003, Allegheny sold the CDWR contract and associated hedge transactions to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. Allegheny also entered into agreements to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II, LLC (LV Cogen), a unit of Black Hills Corporation. After completing these major transactions, Allegheny closed out its remaining power trading exposures in the Western United States energy markets in September 2003. These power trading exposures consisted of several short-term trades that hedged the CDWR contract and several long-term hedges of the LV Cogen tolling agreement. In addition, during September 2003, Allegheny closed out certain other proprietary positions in the Northeastern energy markets.

AE Supply’s focus on being a regional, asset-backed market participant is expected to position Allegheny to compete more effectively in the changing energy markets. Refocusing on its core physical asset base will enable AE Supply to take maximum advantage of its substantial physical presence, operational expertise, and knowledge of regional markets. Selling and/or unwinding non-core trading positions has reduced the volatility associated with long-term trading-related outflows and collateral obligations.

Long-Term Power Sales Agreements

PLR Contracts. Pursuant to long-term power sales agreements, AE Supply provides the Distribution Companies with generation service during retail competition transition periods in Pennsylvania, Maryland, Ohio, and Virginia. Under these agreements, AE Supply provides the Distribution Companies with the amount of electricity, up to their PLR retail load and, in certain instances, wholesale load obligations, which they may demand during the transition periods in their states. These agreements under peak load conditions represent a significant portion of the normal operating capacity of AE Supply’s generating assets that were previously owned by Monongahela, Potomac Edison, and West Penn. AE Supply’s power sales agreements with West Penn, Monongahela (with respect to its Ohio customers), and Potomac Edison (with respect to its Maryland and Virginia customers) have a fixed price, as well as a market-based pricing component. As the amount of electricity AE Supply must deliver under these agreements at fixed rates decreases during the transition periods described above, the amount of electricity that is subject to market prices escalates. The transition to market prices will be phased in for the Distribution Companies at different times through 2008, depending upon the state and the customer class.

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

Municipal Supply Contracts. AE Supply is the electricity generation supplier for eight boroughs in New Jersey and four boroughs in Pennsylvania that own and operate electric utilities as departments of municipal governments. These contracts were entered into as part of AE Supply’s previous retail marketing efforts, which have since been concluded. The multi-year contracts, which will supply 150 MW of electricity in the aggregate to the boroughs, will run through May 31, 2004 for the Pennsylvania boroughs and will run through December 31, 2004 for the New Jersey boroughs.

Terminated and Assigned Long-Term Contracts

CDWR Contract. In 2001, AE Supply entered into a power sale contract through 2011 with the CDWR to hedge certain long-term power purchase commitments included in the assets of Merrill Lynch’s energy trading business, which AE Supply acquired in March 2001. Under this agreement, AE Supply committed to supply the CDWR with annual contract volumes that varied from 150 MW to 500 MW through December 2004. For the last seven years of the contract, the contract volume was fixed at 1,000 MW. AE Supply began delivering power under this agreement in March 2001. The contract contained a fixed price of $61 per MWh. In 2002, agencies of the State of California initiated legal processes in an attempt to abrogate the power sale agreements. On June 10, 2003, AE Supply and CDWR agreed to renegotiated terms and conditions. The litigation and subsequent settlement agreement is discussed in this report under Item 3. “Legal Proceedings.” The renegotiated contract reduced the price for off-peak hour power supply and reduced the contract volumes (from 1,000 MW to 750-800 MW from 2005—2011). The modifications substantially reduced the value of the contract.

In September 2003, Allegheny sold the CDWR contract and associated hedge transactions to J. Aron & Company for approximately $354 million. See “Recent Events—Allegheny’s Response—Exiting from Western Energy Markets,” above for a further description of the sale.

BGE Supply Contract. AE Supply was party to a contract with Baltimore Gas & Electric Company (BGE), under which AE Supply was to provide BGE with 10 percent of BGE’s PLR obligations from July 2003 through June 2006. This amount was estimated to range from 200 MW to 530 MW per year. On June 26, 2003, AE Supply transferred the entire contract and its related power purchase hedges with BGE to Constellation Power Source, Inc. for a net cash outflow of approximately $2.5 million, including a reduction of collateral previously posted with BGE.

Dominion Energy Marketing. On March 22, 2002, AE Supply entered into a long-term agreement with Dominion Energy Marketing, Inc. The multi-year contract, which provided for the financial settlement of 80 MW of on-peak energy in the New York Independent System Operator and 75 MW of capacity credits, began in August 2002. This transaction was entered into to hedge AE Supply’s exposure under a planned New York barge generation project and tolling agreement. On September 30, 2003, AE Supply and Dominion Energy Marketing agreed to terminate this transaction for a net cash outflow of approximately $9.5 million, including the return of collateral previously posted with Dominion Energy Marketing. AE Supply has also terminated the agreement related to the barge project.

Certain Purchase and Transportation Contracts

Dominion Transmission Transportation Contract. AE Supply has a long-term agreement with Dominion Transmission, Inc., for the transportation of natural gas starting June 1, 2003, under a tariff approved by the FERC. This agreement provides for the firm transportation of 95,000 decatherms of natural gas per day through May 31, 2013, from Oakford, Westmoreland County, Pennsylvania to Springdale, Pennsylvania. This transportation agreement was purchased for natural gas deliveries at AE Supply’s combined-cycle plant in Springdale, Pennsylvania.

Equitable Gas Transportation Contract. AE Supply has a long-term agreement with Equitable Gas Company, a division of Equitable Resources, Inc., for the transportation of natural gas, starting March 11, 2003, under a tariff approved by the FERC. This agreement provides for firm transportation of 90,000 decatherms of natural gas per day through December 31, 2012, from Equitable Gas Company (Greene County, Pennsylvania) to the Hatfield’s Ferry Power Station in Pennsylvania. This transportation agreement was purchased for anticipated natural gas deliveries associated with natural gas reburn opportunities at the Hatfield’s Ferry Power Station in Pennsylvania. Natural gas reburn provides another alternative for AE Supply to reduce NOx emissions at Hatfield’s Ferry Power Station by using natural gas, when economical relative to other NOx management activities, instead of coal for a portion of the generating station’s anticipated fuel requirements.

AE Supply entered into the agreements described below as part of the implementation of its previous business model. As noted below, Allegheny has terminated certain of these transactions and is evaluating the potential to terminate certain of the remaining commitments.

Williams Toll. AE Supply and Williams were parties to a tolling agreement under which AE Supply had a long-term contractual right to call on a daily basis up to 1,000 MW of natural gas-fired generating capacity in California through May 2018. Monthly fixed-price capacity payments were to be made to Williams for these contractual rights. When AE Supply exercised these contractual rights, additional payments were to be made to Williams based on predetermined natural gas-to-electricity conversion rates. The tolling agreement with Williams was purchased as part of AE Supply’s acquisition of the energy trading business from Merrill Lynch in March 2001. In July 2003, AE Supply entered into a conditional agreement with Williams to terminate the tolling agreement. Under the terms of the termination agreement, Allegheny paid Williams $100 million on September 18, 2003 after the closing of its sale of the CDWR contract. Allegheny is also required to make two payments of $14 million each to Williams in March and September 2004. The tolling agreement will terminate when the final $14 million payment is made, unless earlier terminated by mutual consent of the parties.

LV Cogen Toll. In May 2001, AE Supply entered into a 15 year agreement with LV Cogen to control 222 MW of generation capacity from a natural gas-fired, combined-cycle generating facility in Las Vegas, Nevada. This facility began operation in January 2003. The tolling agreement with LV Cogen was entered into to complement AE Supply’s overall position in the Western United States. In September 2003, AE Supply terminated its tolling agreement with LV Cogen. Under the agreement, Allegheny made a $114 million payment to LV Cogen on September 22, 2003 after the closing of its sale of the CDWR contract.

El Paso Transportation Contract. AE Supply currently has a long-term agreement with El Paso Natural Gas Company (El Paso) for the transportation of natural gas that began on June 1, 2001, under tariffs approved by the FERC. This agreement provides for the firm transportation of gas from western Texas and northern New Mexico to the southern California border and was purchased for anticipated natural gas deliveries at the La Paz combined-cycle generating facility in Arizona, a project which has since been cancelled by AE Supply. In August 2003, AE Supply obtained a permanent release of approximately 85 percent of its capacity obligation under this contract. AE Supply continues to manage the remaining capacity (3,975 decatherms per day through September 2006) and will continue to pursue similar long-term capacity releases in the future.

Kern River Transportation Contract. AE Supply has a long-term agreement with Kern River Gas Transmission Company for the transportation of natural gas, starting on May 1, 2003, under a tariff approved by the FERC. This agreement provides for the firm transportation of 45,122 Mcf of natural gas per day through April 30, 2018, from Opal, Wyoming, to Nevada and southern California. This transportation agreement was purchased for anticipated natural gas deliveries into southern California and at the LV Cogen combined-cycle generating facility in Las Vegas, Nevada. AE Supply is managing this contract through short-term capacity releases and sales to the market to partially offset the remaining annual capacity charges.

The Delivery and Services Segment

Distribution Companies

Retail Access

All of the Distribution Companies’ Ohio, Maryland, Virginia, and Pennsylvania customers have the ability to choose their electricity generation suppliers. In 2003, approximately 0 percent, 0 percent, and 0.1 percent of Monongahela, Potomac Edison, and West Penn’s respective regulated customer base were customers of competing electricity generation suppliers. The corresponding percentages in 2002 were approximately 0 percent, 0 percent, and 0.2 percent for Monongahela, Potomac Edison, and West Penn, respectively.

The Distribution Companies recognize revenue from power transmission in addition to distribution. To the extent a competitor supplies power along the transmission grid of a distribution company, the distribution company will assess a delivery charge. The Distribution Companies have ceded operational control over their transmission assets to PJM. It is not expected that this change in control will adversely affect grid reliability or lead to short-term increases in capital expenditures related to transmission assets. PJM’s control of the grid is intended to limit or eliminate competitive advantages related to grid control.

Participation in RTOs

On April 1, 2002, the Distribution Companies turned over control of their transmission assets to PJM, under the PJM West agreement. As part of the FERC’s approval of the transfer of control, the FERC accepted a transmission rate surcharge designed to allow the Distribution Companies to recover $85 million in revenues through 2004 that would otherwise not be collected once they joined PJM. FERC also allowed the Distribution Companies to collect a surcharge to recover the costs associated with the integration of Allegheny into PJM (i.e., start-up costs). The Distribution Companies adopted PJM’s transmission pricing methodology, including PJM’s congestion management system. In addition, PJM expanded its day-ahead and real-time energy markets to include PJM West. As a result, energy suppliers are now able to reach consumers anywhere within the expanded PJM/PJM West market at a single transmission rate under the PJM open access tariff.

The Distribution Companies are involved in transmission rate negotiations to eliminate transmission charges for transactions between the Midwest Independent System Operator (MISO) and PJM, including the New PJM Companies, as ordered by the FERC to begin on May 1, 2004. The Distribution Companies are involved to ensure that the revenue neutrality provisions and the recovery of PJM West start-up costs granted by the FERC will continue to be recovered, and that no costs are shifted to the Distribution Companies by others. Allegheny is reviewing all options, while considering other activities and initiatives within PJM, to fully recover its transmission revenue requirement in future years. It is likely that a rate filing will be a part of that process.

Natural Gas Distribution

Allegheny, through the operations of Monongahela, is also active in the regulated natural gas business. AE’s 2003 revenues from its regulated natural gas operations amounted to less than 11 percent of its total 2003 consolidated operating revenues. Beginning in 1992, the FERC required pipeline operators to separate the cost of the transported natural gas from the cost of the transportation service and to provide comparable transportation service to all shippers whether they purchased natural gas from the pipeline operator or from another natural gas seller. As a result, Monongahela’s natural gas division and subsidiary local distribution company, Mountaineer, is required to obtain its natural gas supplies directly from producers and marketers and arrange for a pipeline to transport this natural gas to Monongahela’s facilities in West Virginia. In addition, residential unbundling at the state level is well under way nationwide and may provide the opportunity for small commercial firms and residential customers to purchase their own natural gas supplies in a competitive market. Mountaineer has been an open access transporter under its state tariff since the mid-1980’s, allowing residential, commercial, industrial, and wholesale customers to acquire their own natural gas supplies and requiring Mountaineer to transport the natural gas to these customers. More recently, the FERC expanded opportunities for firm holders of pipeline capacity to resell or release their capacity to other shippers and required pipeline operators to permit shippers to use flexible receipt and delivery points. In 2000, the FERC issued Order 637 to provide pipeline shippers with the right to segment or sub-divide their capacity entitlements for their own use or for release to replacement shippers, eliminate the price cap on released pipeline capacity, clarify the rights of shippers to take service at secondary delivery points, and establish new rules for managing shipper imbalances on the pipelines.

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

In 1990, the New York Mercantile Exchange (NYMEX) established a natural gas futures market. While neither Mountaineer nor Monongahela purchases contracts directly from NYMEX, many of their contracts are based on NYMEX prices. If NYMEX prices for natural gas futures increase, Mountaineer’s and Monongahela’s financial results could be adversely affected if they are unable or otherwise not permitted to recover reconciling rates from their customers.

Allegheny Ventures

Allegheny Ventures engages in unregulated activities, such as telecommunications and unregulated energy-related projects. Allegheny Ventures has two principal subsidiaries, ACC and AE Solutions. ACC develops fiber-optic projects generally within Allegheny Power’s service territory, including fiber and data services, and AE Solutions manages two energy-related construction projects. The Delivery and Services segment’s revenues from its unregulated activities amounted to less than 2 percent of its total 2003 operating revenues.

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

EMPLOYEES

None of the registrants directly employs any employees, other than a small number of employees of AE Supply at the Lincoln Generating Facility. All of the registrants’ officers and other employees are employed by AESC. As of December 31, 2003, AESC employed approximately 5,148 employees. Approximately 1,556 of these employees are subject to collective bargaining arrangements. Approximately 80 percent of the unionized employees are at the Distribution Companies and approximately 20 percent are at AE’s other subsidiaries. Approximately 1,098 employees are represented by System Local 102 of the Utility Workers Union of America (UWUA). There are approximately 104 employees represented by other locals of the UWUA; approximately 169 are represented by locals of the Paper, Allied-Industrial, Chemical, and Energy Workers International Union; and approximately 185 are represented by locals of the International Brotherhood of Electrical Workers. The current collective bargaining arrangements expire at various dates from the first quarter of 2005 to the last quarter of 2007. On March 18, 2004, approximately 210 production and maintenance employees at the Harrison and Rivesville Power Stations will vote to determine whether they wish to be represented by the UWUA. Each of the registrants believes that current relations between it and its unionized and non-unionized employees are satisfactory.

ENVIRONMENTAL MATTERS

The operations of the Allegheny-owned facilities, including generating stations, are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities.

The cost of meeting known environmental standards is provided in, see “Construction and Other Capital Expenditures,” above. Additional legislation or regulatory control requirements have been proposed and, if enacted, will require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.

Air Standards

Allegheny currently meets applicable standards for particulate matter emissions at its power stations through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software, fuel combustion modifications and, at times, reduction of output. From time to time, minor excursions of stack emission opacity, that are normal to fossil fuel operations, are experienced and are accommodated by the regulatory process.

Allegheny meets current emission standards for SO2 by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content, and the blending of low-sulfur with higher sulfur coal.

The CAAA, among other things, requires an annual reduction in total utility emissions within the United States of NOx and SO2. In an effort to introduce market forces into pollution control, the CAAA created SO2 emission allowances. Each allowance is an authorization to emit one ton of SO2 into the atmosphere. Subject to regulatory limitations, allowances may be sold or banked for future use or sale. Allegheny has received allowances each year since the enactment of the CAAA. As part of its compliance strategy, Allegheny continues to study, and, where appropriate, participate in the allowance market by conducting allowance transactions.

Allegheny estimates that its banked allowances will allow it to comply economically with SO2 limits through 2005 and possibly beyond. Studies are ongoing to evaluate cost-effective options to comply with SO2 limits, including those available in connection with the emission allowance trading market. Burner modifications at most of the Allegheny-operated stations satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional NOx reductions, which require Selective Catalytic Reduction, Selective Noncatalytic Reduction (SNCR) and/or other combustion or post-combustion control technologies, have been mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment reasons as discussed below.

The EPA has issued a NOx State Implementation Plan (SIP) call rule that requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22 state region, including Maryland, Pennsylvania, and West Virginia, beginning in May 2003. Allegheny’s compliance with such stringent regulations has required and will require the installation of expensive post-combustion control technologies on most of its power stations. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA’s NOx SIP call requirements, beginning in May 2003. During 2001, the West Virginia Department of Environmental Protection issued a final rule to implement the EPA’s NOx SIP call requirements, beginning in May 2004. The EPA approved the West Virginia SIP in July 2002. The D. C. Circuit Court of Appeals issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania did not delay the May 2003 implementation dates of their respective SIP, nor are they legally required to do so. AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland, and West Virginia SIP. These NOx controls include the installation of Selective Catalytic Reduction at Harrison Power Station and Pleasants Power Station that comply with the NOx emission limits when in operation. Boiler modifications and SNCR at Hatfield’s Ferry Power Station and Fort Martin Power Station, as well as burner modifications at Mitchell Power Station are being staged into service to further control emissions at those sources. The NOx Compliance Plan was established on a system-wide basis much the same as was the SO2 Compliance Plan. AE also has the option to purchase, in some cases, alternate fuels, NOx allowances, or power on the market, if needed, to supplement its compliance strategy. AE Supply and Monongahela estimate that their emission control activities in concert with their inventory of banked allowances will facilitate their compliance with NOx limits established by the SIP through 2005 and possibly beyond. Allegheny’s construction forecast includes the expenditure of $10.2 million of capital costs during the 2004 through 2005 period for NOx emission controls.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the new source review standards, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information. AE has provided responsive information.

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

At this time, AE is not able to determine what effect the EPA’s inquiry may have on its operations. If new source review standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, the recent preliminary judicial decision in the EPA vs. Duke Energy case, as well as the final Routine Maintenance, Repair, and Replacement Rule (RMRR) recently released by the EPA, are more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR. The RMRR was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect these actions may have on them.

Pending Initiatives

On December 17, 2003, the EPA proposed a regulation for additional NOx and SO2 control of power plant emissions. If adopted as proposed, the rule would require significant reductions of NOx and SO2 in 2010 and 2015 under a cap and trade program similar to the EPA’s acid rain program. If adopted as proposed, the rule would be implemented through the state SIP program. States would be required to submit their SIP to the EPA for approval within 18 months of the date of promulgation of the rule. This rule was proposed to address nonattainment of the PM 2.5 and 8 hour ozone ambient air quality standards. The effect on Allegheny of these standards or regulations is unknown at this time, but could be substantial.

The EPA promulgated revisions to particulate matter and ozone standards in July 1997. Litigation over the revised particulate matter and ozone standards has recently been resolved and these requirements could impose substantial costs on Allegheny. Allegheny does not anticipate final regulations before 2008-2009. The EPA has also promulgated final regional haze regulations to improve visibility in national parks and wilderness areas, which are currently under litigation. The effect on Allegheny of these regulations is unknown at this time, but could be substantial.

On December 15, 2003, the EPA proposed a rule to regulate power plant mercury emissions. The EPA plans to finalize a mercury emissions standard by December 2004. Based on this schedule, it is unlikely implementation of mercury controls would be required before 2007-2008. The effect on Allegheny of these regulations is unknown at this time, but could be substantial.

The Kyoto Protocol, signed by the Clinton Administration, but not ratified by the U.S. Senate, would require drastic reductions in greenhouse gas emissions in the United States in response to the perceived threat of global warming. If ratified and implemented, this treaty would likely require extensive mitigation efforts on the part of Allegheny to reduce greenhouse gas emissions at electric generating plants and would raise considerable uncertainty about the future viability of fossil fuels as an energy source for new and existing electric generating facilities. While the Bush Administration has rejected the Kyoto Protocol, other developed countries in the world are expected to ratify it and abide by its terms, beginning in 2008. The Bush Administration has proposed voluntary programs to reduce greenhouse gas intensity over the next decade, and various legislative proposals are under consideration at the federal and state level. The ultimate outcome of the global climate change debate and the Kyoto Protocol could have a significant effect on Allegheny.

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

Water Standards

Under the National Pollutant Discharge Elimination System (NPDES), permits for all of Allegheny’s stations and disposal sites are in place and all facilities are generally in compliance with all permit terms, conditions, and effluent limitations other than as described in “Penalties and Noncompliance” below. However, as permits are renewed, more stringent permit limitations are often applied. To date, Allegheny has either successfully developed, and scientifically justified to the satisfaction of the regulatory agencies acceptable regulatory mixing zones alternate site-specific water quality criteria or has installed passive constructed wetland treatment technology, thus avoiding significant capital costs and potential liabilities of advanced wastewater treatment. However, there is significant activity at the federal level on CWA issues. The results of several pending long-term initiatives could cause Allegheny and its customers to incur material and substantial costs.

There are pending rulemakings, regarding the Total Maximum Daily Load (TMDL) Program, water quality standards, antidegradation review, human health and aquatic life water quality criteria, mixing zones, and a final rulemaking concerning the Clean Water Act (CWA) Section 316(b) Cooling Water Intake Structure. In addition, the EPA is developing new policies concerning protection of endangered species under the CWA and imposition of new CWA requirements to address sediment and biological water quality criteria contamination. The outcome of these rulemakings will fundamentally change the traditional water quality management program from a chemical-specific control of point sources to a comprehensive and integrated watershed management program. This regulatory shift will result in more restrictions on facility discharges, as well as nonpoint source runoff, resulting from land use practices such as agriculture and forestry, and will ultimately address water quality impairment caused by atmospheric deposition.

TMDL Program

Over the past several years, TMDLs have become a significant issue. Consent orders in West Virginia and Pennsylvania require development and implementation of waste loads for point sources and load allocations for nonpoint sources on numerous waterbodies not currently meeting water quality standards within a relatively short time frame to be completed by 2009-2010. Because of the scientific complexity of the issue, paucity of water quality data, resource limitations of the state agencies, and political considerations, it is likely that resulting TMDLs will require a disproportionate reduction in point source versus nonpoint source discharges. The direct result of the TMDLs will be further reductions in the amount of pollutants permitted to be discharged by Allegheny-owned power stations located on water quality-impaired rivers. TMDLs can adversely affect Allegheny by prohibiting new or increased discharges and curtailing the wastewater discharges of its industrial customers.

Cooling Water Intake

Current initiatives regarding rules applicable to cooling water intake structures are of concern to Allegheny.

The CWA requires that cooling water intake structures reflect the best technology available (BTA) for minimizing “adverse environmental impact.” The EPA is subject to a consent decree, which requires it to implement rules in this area in three phases:

1. Phase I applies to new facilities that employ a cooling water intake structure. The Phase I final rule was published in December 2001;

2. Phase II pertains to existing utilities and nonutility power producers that currently employ a cooling water intake structure and whose flow exceeds a minimum threshold. The final rule was effective as of February 16, 2004; and

3. Phase III will govern existing facilities that employ a cooling water intake structure not covered by the Phase II rule (pulp and paper, chemical plants) and whose intake flow exceeds a minimum threshold that will be determined by the EPA. The proposal is due by November 1, 2004, with final action on June 1, 2006.

The Phase I new facility rule applies to all new generation companies that began construction after January 18, 2002. It requires cooling towers for all new power plants in addition to limits on intake velocity, percentage of the waterbody used, and, in most cases, additional intake screens or other protective measures which are largely unspecified and may include fine-mesh screens, wedgewire screens, or fabric barriers, along with extensive site-specific study and monitoring requirements. Under the rule, new facilities face severe siting restrictions and are subject to costly environmental studies and time delays to accomplish the studies. Moreover, the precedent-setting effect that the new facility rule will have on existing facilities could be significant, potentially requiring additional environmental studies and possibly even the installation of cooling towers on those facilities that are shown to be causing an “adverse environmental impact.” Specific units could be forced to accept overall flow volume and velocity restrictions in water usage that could lead to derating units and undesirable energy supply reductions.

The final Phase II rule applies to all existing facilities with cooling water intakes that withdraw more than 50 million gallons of water a day. The rule would require subject facilities to reduce impingement mortality by 80-95 percent and, for most plants (except facilities on lakes or a few plants on very large rivers or with low utilization), reduce entrainment of fish (the smaller aquatic life that passes through the screens and enters the system) by 60-90 percent. This new regulation is one-size-fits-all and will impact all power plants with once-through cooling. The reduction is from a calculated baseline, which is based on a plant with an intake capacity commensurate with a once-through cooling water system and with no impingement and/or entrainment reduction controls. When applying for an NPDES permit, a Comprehensive Demonstration Study must be conducted, including the collection of at least two years of monitoring data. If one can demonstrate that the costs of meeting these reduction standards is significantly greater, compared to the environmental benefits, or to the costs the EPA assumed in the rule making, then a site-specific analysis may be performed rather than installing reduction technologies. Allegheny would be required to perform these studies at a minimum of six of its power plants. Depending on requirements in the final regulation and the findings of the Demonstration Studies, cooling towers and/or other mechanical means of reducing impingement/entrainment may also be required. Three of the plants are owned solely by AE Supply and three are jointly owned by AE Supply and Monongahela.

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

Hazardous and Solid Wastes

Pursuant to the Resource Conservation and Recovery Act of 1976 and the Hazardous and Solid Waste Management Amendments of 1984, the EPA regulates the disposal of hazardous and solid waste materials. Maryland, Ohio, Pennsylvania, Virginia, and West Virginia have also enacted hazardous and solid waste management regulations that are as stringent as, or more stringent than, the corresponding EPA regulations.

Allegheny is in a continual process of either permitting new or repermitting existing disposal capacity to meet future disposal needs. All disposal facilities are currently operated in material compliance with their permits.

In addition to using coal combustion by-products (CCBs) in various power plant applications such as scrubber by-product stabilization at the Harrison and Mitchell Power Stations, AE Supply, on its own behalf and on behalf of Monongahela, continues to expand its efforts to market CCBs for beneficial applications, thereby reducing landfill requirements. In 2003, AE Supply and Monongahela received approximately $1 million from the external sale and use of approximately 870,000 tons of fly ash, 311,000 tons of bottom ash, 18,000 tons of boiler slag, and 555,000 tons of flue-gas desulfurization (FGD) material. These CCBs were beneficially used in applications such as cement replacement in ready-mix concrete, anti-skid materials, grit blasting material, mine reclamation, mine subsidence, structural fills, and grouting of mines and oil wells. In addition, AE Supply and Monongahela built a processing plant that converts the FGD by-product from the Pleasants Power Station into a commercial grade synthetic gypsum material that is used in the manufacture of wallboard. This process significantly reduced the amount of the by-product going to an impoundment.

Penalties and Noncompliance

From time to time, the registrants are assessed penalties for noncompliance with applicable air and water quality and waste discharge laws and regulations. In addition, the registrants may elect or be required to undertake remedial actions, which can result in substantial costs. In 2003, Allegheny facilities reported a total of 53 NPDES related events. This total includes spills, bypasses, and exceeding permit limits. Regulators may assess fines or other penalties or remedial measures. Each registrant is of the belief that no pending penalty assessments or asserted required remediation efforts applicable to the registrant will result in material costs to the registrant. The West Virginia Division of Air Quality issued two Notice of Violation/Cease and Desist Orders, dated August 5, 2002 and September 12, 2002, for opacity violations at Pleasants Power Station. An opacity study was conducted and a final report, dated May 2003, was submitted to the agency for its review. No further action regarding this issue has been taken. In addition, there have occasionally been particulate fallout incidents at Pleasants Power Station. Although measures have been taken to correct the problem, it may eventually become necessary to close the scrubber bypass and construct a new stack, resulting in a significant capital expenditure for AE Supply and Monongahela, joint owners of the station. See Item 3. “Legal Proceedings,” for a description of litigation involving environmental laws and regulations.

RESEARCH AND DEVELOPMENT

Beginning in 2003, AE’s research and development activity was conducted exclusively by AE Supply in support of AE, AE Supply, Monongahela, and AGC’s power generation activities (that is, the Generation and Marketing segment). Historically, research and development was also undertaken on behalf of all of the Distribution Companies in support of their generation activities, however, the Distribution Companies’ generating assets (other than Monongahela’s West Virginia jurisdictional generating assets) have been transferred to AE Supply. The Distribution Companies and AE Supply collectively spent $7.2 million in 2002, and $7.1 million in 2001 for research programs. Of this amount, $5.1 million and $4.5 million were for Electric Power Research Institute (EPRI) dues in 2002 and 2001, respectively. EPRI is an industry-sponsored research and development institution. In 2003, AE Supply spent approximately $0.6 million for research.

In 2004, research will continue to address major issues for AE Supply relating to greenhouse gas emissions. For example, two projects consist of the use of biomass to determine whether biomass can be used in existing power stations as a renewable energy resource at a competitive production cost. Our expenses for these projects are reimbursable by the United States Department of Energy. A third project is a demonstration of a multi-pollutant removal concept that would target SO2 and mercury. Our expenses for this project are reimbursable by CONSOL Energy.

ITEM 2.    PROPERTIES

Substantially all of the properties of Monongahela and Potomac Edison are held subject to the lien of indentures securing their first mortgage bonds. Certain of the properties and other assets of AE Supply, as well as of Monongahela, that were financed by solid waste disposal and pollution control notes are subject to liens securing the obligations under those notes. Substantially all of AE Supply’s properties are subject to liens of various relative priorities securing debt obligations, consisting of approximately $1.25 billion of debt restructured in March 2004 and $344 million of notes that were restructured in February 2003. In addition, $100 million of the $1.25 billion of debt restructured in March 2004 is secured by a lien on AE Supply’s new generating facilities in Springdale, Pennsylvania. In many cases, the properties of Monongahela, Potomac Edison, West Penn, and AE Supply may be subject to certain reservations, minor encumbrances, and title defects that do not materially interfere with their use. The indenture, under which AGC’s unsecured debentures are issued, prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures are contemporaneously secured equally and ratably with all other indebtedness secured by the lien. T&D lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance but, in most instances, pursuant to leases, easements, rights-of-way, permits, or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases, no examination of titles has been made as to lands on which T&D lines and substations are located. Each of the Distribution Companies possess the power of eminent domain with respect to its public utility operations.

Provided under Item 1. “Business—Electric Facilities” and elsewhere throughout Item 1 are descriptions of Allegheny’s operating properties. Allegheny’s principal Corporate Headquarters are located in Hagerstown, Maryland, in a building that is owned by Potomac Edison. Allegheny also has corporate centers located in Greensburg, Pennsylvania, and Fairmont, West Virginia, in buildings owned by West Penn and Monongahela, respectively. AE Supply’s corporate offices are leased and located in Monroeville, Pennsylvania. Additional ancillary offices exist throughout the Distribution Companies’ service territory.

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

ITEM 3.    LEGAL PROCEEDINGS

Settlement of Litigation Related to Power Supply Contracts with the CDWR

In March and April 2001, AE Supply entered into ten year and one-year power sales agreements, pursuant to a master power purchase and sale agreement (together, the CDWR contracts) with the CDWR, the electricity buyer for the State of California. In February 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC seeking to abrogate or modify the contracts. In January 2003, the CDWR filed a lawsuit in California Superior Court alleging that AE Supply breached the contracts and seeking a judicial determination that the contracts were terminated along with monetary damages.

On June 10, 2003, AE Supply and CDWR, together with other California State entities, including the California PUC and CAEOB, entered into a settlement agreement with renegotiated terms and conditions of the CDWR contract. The settlement reduced the off-peak power prices payable by the CDWR under the ten-year contract from $61 per MWh from 2004 to 2011 to $60 in 2004, $59 in 2005, and $58 in 2006 through 2011. The settlement terms also reduced the volume of power to be purchased from 1,000 MW from 2005-2011 to 750 MW in 2005 and 800 MW from 2006 through 2011. The renegotiated contract also stated that the parties waived all rights to challenge the validity of the agreement or whether it was just and reasonable for its duration. These modifications reduced the value of the CDWR contract by approximately $152.0 million. The terms of the settlement also provided that the California PUC and CAEOB agreed to drop their complaints against AE Supply at the FERC, and the CDWR and the California Attorney General agreed to drop their lawsuit filed in California Superior Court. The parties agreed that all litigation would be withdrawn with prejudice. The FERC issued an order approving the settlement on July 11, 2003. On July 25, 2003, Allegheny entered into an agreement with J. Aron & Company for the sale of the CDWR contract and related hedge agreements. On August 15, 2003, the CDWR filed a notice of entry of dismissal with prejudice with the California Superior Court in Sacramento, and the clerk of the court entered the dismissal as requested. The sale of the CDWR contract to J. Aron & Company was approved by the FERC on August 25, 2003. On September 15, 2003, Allegheny sold the CDWR contract and related hedge agreements to J. Aron & Company.

Putative Class Actions Under California Statutes

Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class action suits were removed to federal court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, “Millar v. Allegheny Energy Supply Co., et al.,” was filed on behalf of California consumers and taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statute by allegedly manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

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

The District Court separately granted plaintiffs’ motion to remand in the taxpayer action, Millar, on July 9, 2003. On December 18, 2003, plaintiffs filed a notice of remand and a first amended complaint naming certain additional defendants, including The Goldman Sachs Group, Inc. (Goldman Sachs) in Superior Court, County of San Francisco. The first amended complaint was brought on behalf of consumers of wholesale electricity, and not California taxpayers. Goldman Sachs filed a notice of removal on February 9, 2004 in the U. S. District Court for the Northern District of California.

AE Supply cannot predict the outcome of these matters.

In May 2002, a California state legislator brought a claim on behalf of California taxpayers against AE Supply and 30 other power suppliers, as well as Vikram Budhraja, a contract negotiator for the CDWR. The suit, styled as “McClintock v. Budhraja, et al.” and brought in California Superior Court in Los Angeles County, alleged, among other things, that Budhraja had a conflict of interest during negotiations. AE Supply was never served in this action. Plaintiffs sought a judicial declaration that the energy contracts are void and unenforceable as a matter of law, as well as judicial intervention to prohibit further performance on the energy contracts by any defendant. On November 25, 2003, plaintiffs filed a request for dismissal with prejudice of the McClintock action in its entirety. The dismissal with prejudice was entered on December 2, 2003.

Nevada Power Contracts

On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply, which sought FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001, and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master Agreement. The transactions related to power sales during 2002. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. A hearing was held before a FERC administrative law judge (ALJ) in late 2002. On December 19, 2002, the ALJ issued findings that no contract modification was warranted on the grounds that dysfunctional California spot markets did not have an adverse effect on the contract prices. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not render a decision on whether AE Supply, rather than Merrill Lynch, was the real party in interest to the three trade confirmations at issue. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC’s June 26 order with the U.S. Court of Appeals for the Ninth Circuit. On July 30, 2003, the FERC filed a motion with the Ninth Circuit to, among other things, dismiss Snohomish’s petition for review as “incurably premature.” On August 18, 2003, AE Supply filed a Motion to Intervene Out-of-Time in that proceeding. On November 17, 2003, the Ninth Circuit Court ordered that the motion to dismiss be held in abeyance pending motions to be filed within 14 days of the FERC’s decision regarding the requests for hearing. On November 19 and 20, 2003, three separate petitions for review of the FERC’s orders in the NPC proceedings were filed with two different circuits of the U.S. Court of Appeals, the District of Columbia Circuit and the Ninth Circuit. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit (Snohomish County proceeding). On December 17, 2003, AE Supply filed a motion in the Ninth Circuit to intervene in the Snohomish County proceeding. Additional appeals have since been filed. AE Supply cannot predict the outcome of this matter.

Nevada Power Company and Sierra Pacific Resources, Inc. v.

Merrill Lynch & Co., Merrill Lynch Capital Services, Inc.,

Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC

On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180.0 million of NPC’s deferred energy expenses. Sierra/Nevada asserted three causes of action against AE and AE Supply arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages, (2) conspiracy, and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003 in which it asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180.0 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850.0 million. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Sierra/Nevada filed an opposition on July 21, 2003. AE and AE Supply filed a reply to Sierra/Nevada’s opposition on August 11, 2003. AE and AE Supply cannot predict the outcome of this matter.

Litigation Involving Merrill Lynch

AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, under which AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly two percent. The asset purchase agreement provided that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001 in the event that certain conditions were not met.

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

On October 23, 2002, AE filed a motion to stay Merrill Lynch’s federal court action in favor of AE and AE Supply’s action in New York state court. On May 29, 2003, the U.S. District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert its claims against Merrill Lynch, which were initially brought in New York state court, as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed its New York state action and, on June 13, 2003, AE and AE Supply filed an answer, affirmative defense and counterclaims against Merrill Lynch in the U.S. District Court for the Southern District of New York. The counterclaims allege that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. Merrill Lynch moved to dismiss AE and AE Supply’s counterclaims and to strike the request for a jury trial concerning certain of the counterclaims. AE and AE Supply opposed Merrill Lynch’s motion. On November 24, 2003, the Court granted in part and denied in part Merrill’s motion. The Court denied the motion to dismiss AE and AE Supply’s counterclaims for fraudulent inducement, breach of contract, breach of fiduciary duty, and punitive damages. The Court dismissed AE and AE Supply’s counterclaim for rescission, which AE and AE Supply had agreed to dismiss, and struck their demand for a jury trial with respect to certain counterclaims. The counterclaim for negligent misrepresentation was not subject to Merrill’s motion and remains in place. On December 9, 2003, Merrill Lynch served an answer denying the material allegations of AE and AE Supply’s amended counterclaims and also asserted various affirmative defenses. By Amended Pretrial Scheduling Order entered October 31, 2003, the case was added to the July 2004 trial calendar. On January 23, 2004, the Court granted a motion filed under seal by the U.S. Attorney for the Southern District of New York to intervene and stay deposition discovery for approximately six months. Document discovery is continuing, and deposition discovery may proceed to the extent agreed by the U.S. Attorney. The case has been set for trial on October 4, 2004. AE and AE Supply cannot predict the outcome of this matter.

Putative Shareholder, Derivative, and Benefit Plan Class Actions

From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints allege that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints allege artificially inflated trading revenue, volume and growth. The complaints assert that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. The complaints do not specify requested relief.

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

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and senior management breached fiduciary duties to AE that have exposed AE to the securities class action lawsuits.

Both the securities cases and the ERISA cases have been transferred to the District of Maryland for coordinated or consolidated pretrial proceedings. On February 18, 2004, the court held a status conference during which the parties agreed to confer and propose a schedule for the filing of consolidated, amended complaints in the securities and ERISA cases, as well as responses thereto. The derivative action has been stayed pending the commencement of discovery in the securities cases. AE has not yet answered the complaints. AE cannot predict the outcome of these matters.

Claims Related to Alleged Asbestos Exposure

Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractor employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny (the “asbestos suits”). While Allegheny believes that some or all of the cases are without merit as against Allegheny, Allegheny cannot predict the outcome of the asbestos suits. The asbestos suits arise out of historical operations and are related to the removal of asbestos-containing materials from Allegheny’s premises. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Allegheny’s asbestos-related litigation expenses have to date been reimbursed in full by recoveries from its historical insurers and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain of Allegheny’s insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s, London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.), both commenced in 2003 (the “actions”). The parties in the actions are seeking an allocation of responsibility for Allegheny’s historic asbestos liability. Allegheny is continuing to receive payments from its insurance during the pendency of these actions, specifically the sum of $1.875 million, payable in equal parts on each of July 1, 2004, 2005 and 2006. During the twelve months ended December 31, 2003 and 2002, Allegheny received insurance recoveries of $1.8 million, net of $0.4 million of legal fees, and $2.4 million, net of $0.5 million of legal fees, related to the asbestos cases. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on Allegheny’s consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recovery, to cover existing and future asbestos claims. On December 19, 2003, Allegheny settled and/or dismissed 4,314 of its 5,624 open cases; however, the final Order formally dismissing these cases was signed by the court on January 8, 2004. These settlements and/or dismissals did not result in a material change to the accrued contingent reserve. As of March 8, 2004, Allegheny had 1,409 open cases remaining.

Comprehensive Environmental Response,

Compensation, and Liability Act of 1980 (CERCLA) Claim

On March 4, 1994, the Distribution Companies received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. However, Allegheny estimates that its share of the remediation liability will not exceed $1.0 million, which amount has been accrued as a liability.

Clean Air Act and CAAA Matters

The Attorneys General of New York and Connecticut, in letters dated September 15, 1999 and November 3, 1999, respectively, notified AE of their intent to commence civil actions against AE and/or its subsidiaries alleging violations at the Fort Martin Power Station under the Clean Air Act, which requires power plants that make major modifications to comply with the same New Source Review emission standards applicable to new power plants. Other governmental agencies may commence similar actions in the future. Fort Martin Power Station is located in West Virginia and is now jointly owned by AE Supply and Monongahela. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York indicated that he may assert claims under the State’s common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. AE has been informed by the EPA, in a letter dated February 2, 2004, that the EPA intends to provide the New York Attorney General, pursuant to his request, certain records which AE provided to the EPA’s request under Section 114 of the Clean Air Act. At this time, AE and its subsidiaries are not able to determine what effect, if any, these actions may have on them.

Suits Related to Gleason Generating Facility

Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the peaking facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility during operation. They seek a restraining order with respect to the operation of the plant and damages of $200 million. The case was assigned to mediation on October 14, 2003 and the judge has ordered the mediation to conclude by July 1, 2004. AE has undertaken property purchases and other mitigation measures. AE cannot predict the outcome of this suit.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a request for a declaratory judgment in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaration that the prior owner released Siemens Westinghouse from this liability through a release executed after Allegheny purchased the Gleason facility. This case is currently in the discovery process. AE cannot predict the outcome of this suit or whether it will be able to recover amounts from Siemens Westinghouse.

SEC Matters

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

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE. Many of these documents were previously provided in response to subpoenas that AE received in 2002. AE is cooperating fully with the SEC.

CFTC Subpoenas

On October 2, 2002 and January 15, 2003, AE and AE Supply received subpoenas from the CFTC for documents relating to natural gas and electricity trading. AE and AE Supply responded to the subpoenas and are cooperating fully with the CFTC.

EPMI Adversary Proceeding

On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI (1) $27,646,725 for accounts receivable due and owing for energy delivered prior to the commencement of EPMI’s bankruptcy case, and (2) $8,250,000 in cash collateral previously posted to AE Supply, less any amounts owed to AE Supply as a result of EPMI’s default under a master trading agreement entered into between the parties and certain transactions arising thereunder. By the complaint, EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by, or against, EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint began on October 28, 2003, and the parties will continue the mediation process. AE Supply is unable to predict the outcome of this matter.

Ordinary Course of Business

The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings which could materially impair its operations or materially or adversely affect its financial condition or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of AGC, PE and WP during the fourth quarter of 2003. AE Supply does not have security holders. Thus, no matters were submitted to a vote of security holders of AE Supply.

Monongahela. At the annual meeting of Monongahela shareholders held on October 31, 2003, votes were taken for the election of directors. The total number of votes cast was 5,891,000, with all votes being cast for the election of the following directors: Paul J. Evanson, Jay S. Pifer, Joseph H. Richardson, and Jeffrey D. Serkes. Mr. Pifer retired on December 1, 2003.

AE. AE’s annual meeting of shareholders was held on November 14, 2003. At the annual meeting votes were taken for (1) the election of directors; (2) the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors; (3) a shareholder proposal regarding shareholder rights plans; (4) a shareholder proposal regarding indexed options; (5) a shareholder proposal regarding performance-based stock options; (6) a shareholder proposal regarding option expensing; (7) a shareholder proposal regarding independent board chairs; (8) a shareholder proposal regarding simple majority voting; (9) a shareholder proposal regarding annual election of directors; (10) a shareholder proposal regarding auditor fees; and (11) a shareholder proposal regarding reincorporation in Delaware.

AE’s shareholders elected H. Furlong Baldwin, Julia L. Johnson, and Gunnar E. Sarsten to serve on the Board of Directors for three-year terms, which will expire in 2006. Shareholders also approved the appointment of PricewaterhouseCoopers LLP as independent auditors for Allegheny. Out of the nine shareholder proposals presented at the meeting, shareholders approved two proposals. The proposals approved were shareholder statements regarding simple majority voting and annual election of directors.

The following tables provide details regarding the numbers of votes cast by AE’s shareholders with respect to the matters indicated.

Election of Directors:

Nominees for Director	Votes For	Votes Withheld	Broker Non-Votes
H. Furlong Baldwin	88,301,623	7,960,713	0
Julia L. Johnson	88,370,440	7,960,713	0
Gunnar E. Sarsten	88,249,709	7,960,713	0

Other Matters:

Shareholder Action Items Referenced Above	Votes For	Votes Against	Abstentions	Broker Non-Votes
(2)	92,605,057	2,489,953	1,172,960	0
(3)	24,668,548	38,361,156	1,969,360	31,268,906
(4)	13,419,781	49,496,695	2,082,589	31,268,905
(5)	14,176,213	48,872,196	1,950,656	31,268,905
(6)	25,825,212	36,731,652	2,442,200	31,268,906
(7)	26,439,954	35,364,171	3,194,940	31,268,905
(8)	35,313,718	27,715,381	1,969,967	31,268,904
(9)	34,886,019	28,156,165	1,956,881	31,268,905
(10)	10,247,978	52,574,380	2,176,707	31,268,905
(11)	20,711,045	40,668,756	3,619,265	31,268,904

PART II

ITEM 5.    MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

AE’s common stock is publicly traded. There is no trading market for the equity securities of AE Supply, AGC, Monongahela, Potomac Edison, or West Penn.

AE

“AYE” is the trading symbol of the common stock of AE on the New York, Chicago, and Pacific Stock Exchanges. As of March 8, 2004, there were 31,083 holders of record of AE’s common stock.

The table below shows the dividends paid and the high and low sale prices of the common stock for the periods indicated:

	2003				2002
	Dividend	High	Low	Close	Dividend	High	Low	Close
1st Quarter	None	$10.30	$4.82	$6.21	43 cents	$41.35	$32.26	$41.35
2nd Quarter	None	$9.69	$6.26	$8.45	43 cents	$43.53	$25.75	$25.75
3rd Quarter	None	$9.60	$7.20	$9.14	43 cents	$26.95	$11.73	$13.10
4th Quarter	None	$12.95	$9.35	$12.76	None	$12.00	$3.80	$7.56

The Board of Directors of AE did not declare a dividend during 2003. The terms of AE’s New Loan Facilities and the indenture entered into in connection with the issuance of convertible preferred securities do not permit the payment of dividends. AE is also subject to regulatory constraints concerning dividend declarations, including under PUHCA.

Pursuant to a Stockholder Protection Rights Agreement, shares of AE common stock include associated share purchase rights (Rights). On July 10, 2003, the Board of Directors voted to redeem the Rights. Such redemption may not take place until AE receives all required authorizations, including under PUHCA. AE filed an application with the SEC on October 14, 2003 for authorization to terminate the Rights and the related stockholder protection rights plan. The application remains pending.

AE Supply

AE owns approximately 98 percent of the membership interests in AE Supply. On August 28, 2002, AE Supply declared a distribution to members of $100 million, of which $98 million was distributed to AE, and the balance of which has not been distributed. In July and December, 2003, AE made contributions to AE Supply of $21.9 million and $200 million, respectively. On February 25, 2003, AE and AE Supply refinanced credit facilities and a $10 million obligation was transferred from AE to AE Supply. The transaction was recorded as a dividend from AE Supply to AE. The terms of AE Supply’s New Loan Facilities do not permit the payment of dividends. AE Supply is also subject to regulatory constraints concerning dividend declarations, including under PUHCA.

AGC

Monongahela and AE Supply own approximately 23 percent and 77 percent, respectively, of the shares of AGC. AGC paid dividends of $7 million, $3.5 million, and $3.5 million on June 28, September 30, and December 5, 2002, respectively, to its shareholders. AGC paid dividends of $3.5 million, $3.5 million, $3.5 million, and $2 million on March 31, June 30, September 30, and December 31, 2003, respectively, to its shareholders.

Monongahela

AE owns 100 percent of the common shares of Monongahela. Monongahela paid dividends on common stock of approximately $12.5 million, $4.5 million, $4.8 million, and $50 million on March 29, June 28,

September 30, and November 22, 2002, respectively. Monongahela paid dividends on common stock of approximately $8.7 million, $7.7 million, $10.2 million and $17 million on March 31, June 30, September 30, and December 31, 2003, respectively. Monongahela’s charter limits the payment of dividends.

Potomac Edison

AE owns 100 percent of the common shares of Potomac Edison. Potomac Edison paid dividends of approximately $6.3 million, $6.3 million, and $5.8 million on March 29, June 28, and September 30, 2002, respectively. Potomac Edison paid dividends of approximately $9.0 million, $7.8 million, $5.6 million, and $8.1 million on March 31, June 30, September 30, and December 31, 2003, respectively.

West Penn

AE owns 100 percent of the common stock of West Penn. West Penn paid dividends of approximately $18.5 million, $10.5 million, and $11.4 million on March 29, June 28, and September 30, 2002, respectively. West Penn paid dividends of approximately $6.3 million, $5.6 million, $17.3 million, and $14.9 million on March 31, June 30, September 30, and December 31, 2003, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 6.    SELECTED FINANCIAL DATA

ALLEGHENY ENERGY, INC.

Year ended December 31 (a)	2003	2002	2001	2000	1999
(In millions, except per share data)
Total operating revenues (b)	$2,472.4	$2,988.5	$3,425.1	$2,653.1	$2,808.4
Cost of revenues	$1,108.6	$1,701.2	$1,116.8	$832.7	$1,096.0
Operating expenses	$1,562.3	$1,786.4	$1,348.2	$1,099.3	$1,073.4
Operating (loss) income	$(198.5)	$(499.1)	$960.1	$721.1	$639.0
Consolidated (loss) income before extraordinary charge and cumulative effect of accounting changes (c) (d)	$(334.2)	$(502.2)	$448.9	$313.7	$285.4
Net (loss) income	$(355.0)	$(632.7)	$417.8	$236.6	$258.4
Earnings per share
Consolidated (loss) income before extraordinary charge and cumulative effect of accounting changes—basic	$(2.64)	$(4.00)	$3.74	$2.84	$2.45
—diluted	$(2.64)	$(4.00)	$3.73	$2.84	$2.45
Net income—basic	$(2.80)	$(5.04)	$3.48	$2.14	$2.22
—diluted	$(2.80)	$(5.04)	$3.47	$2.14	$2.22
Dividends declared per share	$—	$1.29	$1.72	$1.72	$1.72

Short-term debt	$53.6	$1,132.0	$1,238.7	$722.2	$641.1
Long-term debt due within one year	544.9	257.2	353.1	160.2	189.7
Debentures, notes and bonds (e)	—	3,662.2	—	—	—

Total short-term debt	$598.5	$5,051.4	$1,591.8	$882.4	$830.8

Long-term debt and QUIDS (e)	$5,127.4	$115.9	$3,200.4	$2,559.5	$2,254.5
Capital leases	32.5	39.1	35.3	34.4	0.9

Total long-term obligations	$5,159.9	$155.0	$3,235.7	$2,593.9	$2,255.4

Total assets	$10,171.9	$10,973.2	$11,032.5	$7,697.0	$6,852.4

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Year ended December 31 (a)	2003	2002	2001	2000	1999(f)
(In millions)
Total operating revenues (b)	$709.3	$683.0	$1,657.8	$900.8	$140.9
Cost of revenues	$565.3	$615.9	$660.9	$469.3	$101.4
Operating expenses	$649.6	$860.0	$534.0	$287.5	$26.5
Operating (loss) income	$(505.6)	$(792.9)	$462.9	$144.0	$13.0
Consolidated (loss) income before cumulative effect of accounting changes	$(470.9)	$(583.7)	$234.8	$75.5	$9.5

Short-term debt	$—	$797.0	$685.9	$165.8	$—
Long-term debt due within one year	350.0	114.4	219.1	—	—
Debentures, notes and bonds (e)	—	1,747.8	—	—	—

Total short-term debt	$350.0	$2,659.2	$905.0	$165.8	$—

Long-term debt (e)	$2,834.5	$91.7	$1,130.0	$563.4	$356.2

Total assets	$4,707.5	$5,507.3	$5,838.2	$2,607.6	$1,375.5

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Year ended December 31 (a)	2003	2002	2001	2000	1999 (g)
(In millions)
Total operating revenues	$987.7	$917.0	$937.7	$828.0	$673.3
Cost of revenues	$468.9	$432.6	$391.6	$321.5	$250.5
Operating expenses	$411.1	$400.5	$375.4	$322.7	$263.4
Operating income	$107.7	$83.9	$170.7	$183.8	$159.4
Consolidated income before extraordinary change and cumulative effect of accounting change	$81.1	$33.7	$89.5	$94.6	$92.3

Short-term debt	$53.6	$—	$14.3	$37.0	$—
Long-term debt due within one year	3.4	65.9	30.4	100.0	65.0
Notes and bonds (e)	—	690.1	—	—	—

Total short-term debt	$57.0	$756.0	$44.7	$137.0	$65.0

Long-term debt and QUIDS (e)	$715.5	$28.5	$784.3	$606.7	$503.7
Capital leases	12.2	14.3	11.6	11.1	0.7

Total long-term obligations	$727.7	$42.8	$795.9	$617.8	$504.4

Total assets	$2,073.1	$2,042.2	$2,017.2	$2,005.7	$1,626.4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Year ended December 31 (a)	2003	2002	2001	2000	1999
(In millions)
Total operating revenues	$905.2	$870.2	$864.5	$827.8	$753.3
Cost of revenues	$641.0	$610.1	$589.7	$441.7	$291.4
Operating expenses	$193.0	$179.7	$162.6	$232.1	$288.9
Operating income	$71.3	$80.4	$112.2	$154.0	$173.0
Consolidated income before extraordinary charge and cumulative effect of accounting change (c)	$40.6	$32.7	$48.0	$84.4	$100.6

Short-term debt	$—	$—	$24.2	$32.9	$—
Long-term debt due within one year	—	—	—	—	75.0
Notes and bonds (e)	—	416.0	—	—	—

Total short-term debt	$—	$416.0	$24.2	$32.9	$75.0

Long-term debt and QUIDS (e)	$416.3	$—	$415.8	$410.0	$510.3
Capital leases	8.5	10.3	9.2	9.9	—

Total long-term obligations	$424.8	$10.3	$425.0	$419.9	$510.3

Total assets	$1,341.7	$1,309.6	$1,110.4	$1,099.0	$1,613.6

WEST PENN POWER COMPANY AND SUBSIDIARIES

Year ended December 31 (a)	2003	2002	2001	2000	1999
(In millions)
Total operating revenues	$1,134.5	$1,153.1	$1,114.5	$1,045.6	$1,354.2
Cost of revenues	$675.0	$677.6	$633.3	$583.0	$626.1
Operating expenses	$306.9	$316.3	$269.1	$246.2	$462.8
Operating income	$152.6	$159.3	$212.2	$216.4	$265.3
Consolidated income before extraordinary charge and cumulative effect of accounting change (d)	$92.4	$94.0	$109.8	$102.4	$137.6

Long-term debt due within one year	$157.7	$76.0	$103.8	$60.2	$49.7

Notes and bonds (e)	—	510.2	—	—	—

Total short-term debt	$157.7	$586.2	$103.8	$60.2	$49.7

Long-term debt and QUIDS (e)	$352.6	$—	$574.6	$678.3	$966.0
Capital leases	9.5	12.1	12.3	11.3	—

Total long-term obligations	$362.1	$12.1	$586.9	$689.6	$966.0

Total assets	$1,795.3	$1,807.9	$1,775.2	$1,792.5	$1,852.7

ALLEGHENY GENERATING COMPANY

Year ended December 31 (a)	2003	2002	2001	2000	1999
(In millions)
Affiliated operating revenues	$70.5	$64.1	$68.5	$70.0	$70.6
Operating expenses	$25.4	$25.8	$25.5	$27.6	$26.5
Operating income	$45.1	$38.4	$43.0	$42.4	$44.1
Net income	$20.8	$18.6	$20.3	$21.9	$21.2

Short-term debt	$—	$55.0	$—	$—	$—
Long-term debt due within one year	—	50.0	—	—	—
Debentures (e)	—	99.3	—	—	—

Total short-term debt	$—	$204.3	$—	$—	$—

Long-term debt (e)	$99.4	$—	$149.2	$149.0	$148.9
Long-term note payable to parent	30.0	—	—	—	—

Total long-term obligations	$129.4	$—	$149.2	$149.0	$148.9

Total assets	$562.4	$597.6	$591.6	$602.0	$620.9

Notes:

(a)	See Notes 1-10, 13, 24, and 25 to the Consolidated Financial Statements for factors and transactions that affect trends and comparability of financial data for the years 2001, 2002, and 2003.
(b)	Certain amounts for years prior to 2002 have been reclassified for comparative purposes, including the effects of Emerging Issues Task Force (EITF) Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” as discussed in Note 4 to the Consolidated Financial Statements.
(c)	In 1999, Allegheny and Potomac Edison recorded an extraordinary charge of $17.0 million, net of income taxes, as a result of discontinuing the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” as a result of deregulation plans adopted in Maryland for Potomac Edison.
(d)	In 1999, Allegheny and West Penn recorded an extraordinary charge of $10.0 million, net of income taxes, as a loss on reacquired debt.

(e)	As discussed in Note 3 to the Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC and Subsidiaries, Monongahela Power Company and Subsidiaries, The Potomac Edison Company and Subsidiaries, West Penn Power Company and Subsidiaries, and Allegheny Generating Company Consolidated Financial Statements; $3,662.2 million, $1,747.8 million, $690.1 million, $416.0 million, $510.2 million, and $99.3 million, respectively, of long-term debt at December 31, 2002 was classified as short-term as a result of debt covenant violations. As of December 31, 2003, these violations have been cured and the debt was classified as long-term.
(f)	From November 18, 1999 to December 31, 1999.
(g)	In December 1999, Monongahela Power acquired West Virginia Power for approximately $95 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Business Overview

Allegheny Energy, Inc.’s (“AE”, and together with its consolidated subsidiaries, “Allegheny”) core businesses are its electricity generation and its transmission and distribution businesses, which it operates primarily through direct and indirect subsidiaries. Allegheny has experienced significant changes in its business since the late 1990s, due both to changes undertaken by it and in response to the deregulation initiatives, and to extremely challenging circumstances affecting its activities and core businesses. Allegheny now seeks, consistent with regulatory constraints, to manage its principal business lines as an integrated whole. Implementing this strategy will be a significant challenge for Allegheny and it subsidiaries, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny and its subsidiaries’ operations and financial condition. Allegheny’s operations are aligned into two operating segments:

The Delivery and Services Segment comprises Allegheny’s regulated electric and natural gas transmission and distribution business (“T&D”). Allegheny carries on its T&D business through Monongahela Power Company (“Monongahela”), The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”). These companies are collectively referred to as the “Distribution Companies,” and each is subject to state rate regulation. This segment also includes other unregulated operations not related to T&D. Allegheny’s principal subsidiaries in this segment are:

•	Monongahela; Potomac Edison; West Penn; and Mountaineer Gas Company (“Mountaineer”), which is a registered public utility natural gas company and a subsidiary of Monongahela; and

•	Allegheny Ventures, Inc. (“Allegheny Ventures”), which engages in non-utility unregulated activities such as telecommunications and unregulated energy-related projects.

The Generation and Marketing Segment comprises Allegheny’s power generation operations, which are generally not subject to state rate regulation (other than Monongahela’s West Virginia jurisdictional generating assets), and Allegheny’s power marketing activities. The principal companies and operations comprising this segment are:

•	Allegheny Energy Supply Company, LLC (“AE Supply”);

•	The West Virginia jurisdictional generating assets of Monongahela, which produce electricity for Monongahela’s West Virginia customers; and

•	Allegheny Generating Company (“AGC”), which is owned by AE Supply and Monongahela.

AE is a registered public utility holding company, subject to regulation, with its subsidiaries, under the Public Utility Holding Company Act of 1935 (“PUHCA”). PUHCA directs the Securities and Exchange Commission (“SEC”) to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuance of securities, distributions, and permitted lines of business.

See Item 1. “Business—Recent Events” for a discussion of the challenges facing Allegheny and its response during 2003.

Key Indicators of Financial Condition and Operating Performance

Allegheny’s management believes that the following are key indicators for monitoring its financial condition and operating performance:

Cash Flow from Operations.    The amount of cash generated from operating activities. Operating activities generally involve producing and delivering electricity and natural gas and providing services. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income.

Revenue per Megawatt-hour (MWh).    A measure of revenue generated per MWh produced and sold. This captures all changes in allowed rates and customer sales composition into a single measure that compares revenues earned to MWhs produced and sold.

Operations and Maintenance Costs (O&M) per MWh.    A measure of operational performance to show the direct correlation of O&M costs to actual energy production. This metric is designed to be used for comparison with industry and operational standards and for determination of the O&M costs associated with generating revenue for each MWh produced and delivered.

Capital Expenditures.    An indicator used by the Distribution Companies to monitor and evaluate the growth in regulated rate-based recovered costs. This is also a meaningful measure for cash flow used in investing activities.

Heating Degree Days (HDD) and Cooling Degree Days (CDD).    HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit, which is considered normal. CDD is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65 degrees Fahrenheit. The regulated utility operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity (or natural gas) delivered by the regulated utility. Regulated utility rates are determined on the basis of expected normal weather conditions. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance.

Primary Factors Affecting Allegheny

The principal business, economic and other factors that affect the operations and financial performance of Allegheny include:

•	Weather conditions

•	Changes in regulatory policies and rates

•	Changes in the competitive electricity marketplace

•	Coal plant availability

•	Environmental compliance costs

•	Availability and access to liquidity, and changes in interest rates

•	Cost of fuel (natural gas and coal)

•	Industry consolidation

•	Labor costs

Critical Accounting Estimates

The following represent the critical accounting estimates for Allegheny and its consolidated subsidiaries, where applicable.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles used in the United States of America (GAAP) requires Allegheny to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reporting period. The estimates that require management’s most difficult, subjective, and complex judgments involve the fair value of commodity contracts and derivative instruments, goodwill, unbilled revenues, regulatory assets and liabilities, pension and other postretirement benefit costs, and long-lived assets. Significant changes in the estimates could have a material effect on Allegheny’s consolidated results of operations, cash flows, and financial position.

Commodity Contracts:  Allegheny has commodity contracts that are recorded at their fair value, with changes in their fair value recognized in earnings under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively referred to as SFAS No. 133). Fair values for exchange-traded instruments, principally futures and certain options, are based on actively quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options, and swaps, management makes estimates using available and estimated market data and pricing models, which may change from time to time.

Inputs to the models include estimated forward natural gas and electricity prices, interest rates, estimates of market volatility for natural gas and electricity prices, the correlation of natural gas and electricity prices, and other factors such as generating unit availability and location, as appropriate. These inputs require significant judgments and assumptions. Allegheny also adjusts the fair value of commodity contracts to reflect uncertainty in prices, operational risks related to generating facilities, and risks related to the performance of counterparties. These inputs and adjustments become more challenging, and the models become less precise, the further into the future these estimates are made. Actual effects on Allegheny’s consolidated financial position, cash flows, and results of operations may vary significantly from expected results if the judgments and assumptions underlying those models’ inputs prove to be wrong or the models prove to be unreliable.

During 2003, Allegheny has exited, through commodity contract sales or terminations, the majority of its proprietary trading positions in the Western United States and other national energy markets. In conjunction with exiting these positions, Allegheny has recognized significant realized and unrealized losses during 2003. As of December 31, 2003, the majority of the fair value comprising Allegheny’s trading portfolio is related to interest rate swap agreements.

Allegheny’s accounting for commodity contracts is discussed under “Operating Revenues” and Note 4 to the Consolidated Financial Statements. Also, see Note 9 to the Consolidated Financial Statements and “Derivative Instruments and Hedging Activities” for additional information regarding Allegheny’s accounting for derivative instruments under SFAS No. 133.

Excess of Cost Over Net Assets Acquired (Goodwill):  As of December 31, 2003, Allegheny’s intangible asset for acquired goodwill was $367.3 million related to the acquisition of its energy marketing and trading business in March 2001. Allegheny tests goodwill for impairment at least annually. In 2002, Allegheny recorded a goodwill impairment charge of $130.5 million related to its Delivery and Services segment. For Allegheny, the estimation of the fair value of its reporting units, where a reporting unit represents an operating segment or one level below an operating segment, involves the use of present value measurements and cash flow models. This process involves judgments on a broad range of information, including, but not limited to, market pricing assumptions for future electricity and natural gas revenues; future generation output; and projected operating expenses and capital expenditures. Significant changes in the fair value estimates could have a material effect on Allegheny’s results of operations and financial position.

Unbilled Revenues:  Unbilled revenues are primarily associated with the Distribution Companies. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers subsequent to the last meter reading are estimated and the Distribution Companies recognize unbilled revenues. The unbilled revenue estimates are based on daily generation, purchases of electricity and natural gas, estimated customer usage by customer type, weather effects, electric and natural gas line losses, and the most recent consumer rates. As this process uses several significant estimates and assumptions, a significant change in them could have a material effect on Allegheny’s consolidated results of operations and financial position.

Regulatory Assets and Liabilities:  Prices charged by the Distribution Companies are cost based and regulated by various federal and state regulatory agencies. As a result, the Distribution Companies qualify for the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between GAAP, excluding the effects of rate regulation, and the economic effect of decisions by regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred, as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

The Distribution Companies recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators. Future regulatory rulings may affect the carrying value and accounting treatment of Allegheny’s regulatory assets and liabilities at each balance sheet date. Allegheny assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies, and the status of any pending or potential deregulation legislation. The assumptions and judgments used by regulatory authorities continue to have an effect on the recovery of costs, the rate of return on invested capital, and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material effect on Allegheny’s results of operations, cash flows, and financial position.

Accounting for Pensions and Postretirement Benefits Other Than Pensions:  Allegheny accounts for pensions under SFAS No. 87, “Employers’ Accounting for Pensions” and other postretirement benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (OPEB). Under these rules, certain assumptions are made which represent significant estimates. There are many factors and significant assumptions involved in determining Allegheny’s pension and other postretirement benefit obligations and costs each period, such as employee demographics (including age, life expectancies, compensation levels), discount rates, expected rate of return on plan assets, estimated rates of future compensation increases, medical inflation, and the fair value of assets funded for the plan. See Note 16 to the Consolidated Financial Statements for additional information concerning assumptions used by Allegheny. Changes made to provisions of pension or other postretirement benefit plans may also affect current and future pension and OPEB costs. Allegheny’s assumptions are supported by historical data and reasonable projections and are reviewed annually with an outside actuarial firm.

In determining its net periodic cost for pension benefits and for postretirement benefits other than pensions for 2003, Allegheny utilized a 6.5 percent discount rate and an expected long-term rate of return on plan assets of 9.0 percent. The discount rate for 2003 was reduced from 7.25 percent in 2002 while the expected long-term rate of return on plan assets remained the same as that used in 2002. The expected long-term rate of return on plan assets and the discount rate used to develop the net periodic benefit costs referred to above for 2004 are 8.5 percent and 6.0 percent, respectively. See Note 16 to the Consolidated Financial Statements for additional assumptions used in determining net periodic benefit costs and for these benefit plans in general.

In determining its liability, also referred to as the benefit obligation, for pensions and postretirement benefits other than pensions at September 30, 2003 (the measurement date), Allegheny utilized a 6.0 percent discount rate and an expected long-term rate of return on plan assets of 8.5 percent. Each of these rates have been reduced by 0.5 percent from those used in 2002. See Note 16 to the Consolidated Financial Statements for additional assumptions used in determining the benefit obligations and for these benefit plans in general.

In selecting an assumed discount rate, Allegheny reviews various corporate Aa bond yields. The 8.5 percent expected rate of return on plan assets is based on projected long-term equity and bond returns, maturities and asset allocations. The table below shows the effect that a 100 basis point increase or decrease in the 6.0 percent discount rate and 8.5 percent expected rate of return on plan assets would have on Allegheny’s pension and other postretirement benefits obligations and costs:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Change in the discount rate:
Pension and OPEB benefit obligation	$(141.8)	$173.4
Net periodic pension and OPEB cost	(6.7)	13.6
Change in expected rate of return on plan assets:
Net periodic pension and OPEB cost	(8.8)	8.8

Long-Lived Assets:  Allegheny’s consolidated balance sheets include significant long-lived assets, which are not subject to recovery under SFAS No. 71. As a result, Allegheny must generate future cash flows from such assets in a non-regulated environment to ensure that the carrying value is not impaired. Some of these assets are the result of capital investments that have been made in recent years and have not yet reached a mature life cycle. Allegheny assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Allegheny considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Allegheny’s use of the assets or business strategy related to the assets, and significant negative industry or economic trends. When Allegheny determines that an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. In these cases, the fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Allegheny must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets. Significant changes to these assumptions could have a material effect on Allegheny’s consolidated results of operations and financial position.

First Quarter 2004 Liquidity Event

On March 8, 2004, AE and AE Supply entered into agreements (New Loan Facilities) with various credit providers to refinance and restructure the bulk of their bank debt. The New Loan Facilities provide AE Supply with a $750 million secured Term B Loan and a $500 million secured Term C Loan. The New Loan Facilities provide AE with a $300 million unsecured credit facility, which includes a $200 million revolving credit facility and a $100 million term loan facility. The proceeds of the New Loan Facilities, together with cash held by AE and AE Supply, were used to refinance existing debt outstanding under the Borrowing Facilities. The New Loan Facilities extended the maturities of, and lowered the interest rates on, AE and AE Supply’s outstanding bank debt and contain less stringent financial and other covenants than those contained in the Borrowing Facilities.

The following tables present the Borrowing Facilities, as of December 31, 2003, which were refinanced and paid by AE and AE Supply with proceeds from the New Loan Facilities. See Note 3 to the Consolidated Financial Statements for additional information and for defined terms.

(In millions)	As of December 31, 2003	As of March 8, 2004
2003 Borrowing Facilities:
Unsecured facility (a)(b)	$262	$—
Springdale Credit Facility	270	—
Refinancing Credit Facility (c)	988	—
New Money Facility	170	—

Total	1,690	—

2004 New Loan Facilities:
Term B Loan-AE Supply	—	750
Term C Loan-AE Supply	—	500
New AE Facilities (d)(e)	—	300

Total (f)	$1,690	$1,550

(a)	AE, Monongahela and West Penn are listed as the designated borrowers under this facility; however, the full facility amount was utilized by AE.
(b)	Includes outstanding letters of credit of $5 million.
(c)	Includes outstanding letters of credit of $49 million.
(d)	Includes outstanding letters of credit of $25 million.
(e)	Only $250 million of the $300 million available was utilized at inception.
(f)	AE and AE Supply contributed approximately $175 million in cash to repay the Borrowing Facilities plus additional amounts related to fees and expenses associated with the New Loan Facilities.

The following tables illustrate (in millions) the comparison of the scheduled maturities under the Borrowing Facilities to the scheduled maturities under the New Loan Facilities.

Borrowing Facilities 2003 (a):	2004	2005	2006	2007	2008	2009	2010	2011	Total
Unsecured facility	$30	$232	$—	$—	$—	$—	$—	$—	$262
Springdale credit facility	39	231	—	—	—	—	—	—	270
Refinancing credit facility	141	847	—	—	—	—	—	—	988
New Money facility	170	—	—	—	—	—	—	—	170

Total	$380	$1,310	$—	$—	$—	$—	$—	$—	$1,690

New Loan Facilities 2004 (b):	2004	2005	2006	2007	2008	2009	2010	2011	Total
Term B Loan-AE Supply	$6	$7	$7	$7	$7	$7	$7	$702	$750
Term C Loan-AE Supply	3	5	5	5	5	5	5	467	500
New AE Facilities	—	—	—	300	—	—	—	—	300

Total	$9	$12	$12	$312	$12	$12	$12	$1,169	$1,550

In addition to extending the scheduled principal payments to 2011, the closing of the New Loan Facilities resulted in a decrease in current weighted average interest rate of approximately 2.7%. This represents a decrease in projected interest expense of approximately $48 million for 2004.

(a)	As of December 31, 2003.

(b)	As of March 8, 2004.

ALLEGHENY ENERGY, INC.—RESULTS OF OPERATIONS

Earnings (Loss) Summary

	Consolidated Net Income (Loss)
(In millions, except per share data)
	2003	2002	2001
Delivery and Services	$111.9	$84.1	$187.5
Generation and Marketing	(446.1)	(586.3)	261.4

Consolidated (loss) income before cumulative effect of accounting changes	(334.2)	(502.2)	448.9
Cumulative effect of accounting changes, net (see Notes 4, 7, 9, and 10 to Consolidated Financial Statements)	(20.8)	(130.5)	(31.1)

Consolidated net (loss) income	$(355.0)	$(632.7)	$417.8

	Basic Earnings (Loss) Per Share
	2003	2002	2001
Delivery and Services	$0.88	$0.67	$1.56
Generation and Marketing	(3.52)	(4.67)	2.18

Consolidated (loss) income before cumulative effect of accounting changes	(2.64)	(4.00)	3.74
Cumulative effect of accounting changes, net (see Notes 4, 7, 9, and 10 to Consolidated Financial Statements)	(0.16)	(1.04)	(0.26)

Consolidated net (loss) income	$(2.80)	$(5.04)	$3.48

The decrease in loss for 2003, before cumulative effect of accounting changes, was primarily due to write-offs during 2002 related to cancelled generation projects, other investments determined to be impaired and workforce reduction expenses in 2002, none of which recurred in 2003. The decrease in loss is also attributable to increased other income and expenses, net, and reductions in operation expense, which were partially offset by higher interest charges and reduced income tax benefits. The net revenues of the Delivery and Services segment remained consistent with 2002, while the net revenues of the Generation and Marketing segment increased as a result of increased sales to the Distribution Companies, due to increased PLR obligations, and lower purchased energy and transmission costs, offset by aggregate net realized and unrealized losses (collectively, trading losses) at AE Supply. AE Supply recorded trading losses of $265.7 million, net of income taxes ($2.09 per share), during 2003, compared to trading losses of $293.4 million, net of income taxes ($2.34 per share), during 2002.

The trading losses for 2003 are primarily due to AE Supply’s trading activities in the Western United States energy markets, which AE Supply exited in 2003, and terminating or selling speculative energy trading positions in other national energy markets. See “Allegheny Energy Supply Company, LLC and Subsidiaries—Results of Operations—Operating Revenues,” below. The trading losses for 2002, comprised primarily of unrealized losses, reflected then current market conditions that required changes in techniques and assumptions used to determine the fair value of commodity contracts, as well as a decrease in liquidity and volatility in the energy markets in the Western United States.

The improvement in 2003 loss per share is primarily due to the lower net loss as compared to 2002, as shares outstanding remained fairly consistent with those of the prior year.

Effective January 1, 2003, Allegheny adopted Emerging Issues Task Force (EITF) Issue No. 02-3 “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” (EITF 02-3) and SFAS No. 143, “Accounting for Asset Retirement Obligations.” Allegheny recorded a charge against earnings as the cumulative effect of a change in accounting principle related to EITF 02-3 of $12.2 million, net of income taxes ($19.7 million, before income taxes). This charge, related entirely to AE Supply, represents the fair value of those contracts previously accounted for under EITF Issue No. 98-10 which no longer qualify for mark-to-market accounting. Allegheny also recorded a charge against earnings for the adoption of SFAS No. 143, which provides for accounting and disclosure for retirement obligations associated with long-lived assets. Adoption of this resulted in a charge against earnings as the cumulative effect of a change in accounting principle of $8.6 million, net of income taxes ($14.0 million, before income taxes).

During 2002, the Delivery and Services segment recorded charges of $26.5 million, net of income taxes ($0.21 per share), for unregulated investments determined to be impaired and $18.8 million, net of income taxes ($0.15 per share), for the loss on the sale of Fellon-McCord and Alliance Energy Services. The Generation and Marketing segment also recorded a charge of $149.2 million, net of income taxes ($1.19 per share), for the cancellation of generation projects during 2002. In addition, the Delivery and Services segment’s earnings for 2002 were affected by an increase in purchased energy and transmission expense of $59.8 million primarily due to an increase in the price per MWh paid to the Generation and Marketing segment for purchased energy, as these costs were not able to be recovered in retail rates.

For 2002, Allegheny also incurred a charge of $82.6 million, net of income taxes ($0.66 per share), consisting of $30.8 million for the Delivery and Services segment and $51.8 million for the Generation and Marketing segment, respectively, for workforce reduction costs related to Allegheny’s voluntary Early Retirement Option (ERO) program and other employee severance costs, and for restructuring charges and related asset impairment charges.

The decrease in 2002 earnings per share reflects the decrease in net income and the effects of an increased average number of shares outstanding, due to the issuance of 14.3 million shares on May 2, 2001, and 1.3 million shares during 2002 for various Allegheny benefit plans.

In addition, during 2002, Allegheny completed its assessment of goodwill in accordance with SFAS No. 142. The assessment determined that approximately $210.1 million of goodwill, primarily related to Monongahela’s acquisitions of Mountaineer and West Virginia Power (WVP), was impaired. As a result, Allegheny recorded a charge of $130.5 million, net of income taxes ($1.04 per share), as the cumulative effect of an accounting change as of January 1, 2002.

Operating Revenues

Total operating revenues for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services:
Regulated electric	$2,519.3	$2,490.2	$2,395.0
Regulated natural gas	268.8	221.6	235.1
Transmission services and bulk power	75.1	72.1	100.7
Unregulated services	38.1	643.5	139.5
Other affiliated and nonaffiliated energy services	73.3	93.3	88.9

Total Delivery and Services revenues	2,974.6	3,520.7	2,959.2
Generation and Marketing:
Wholesale*	(444.0)	(485.9)	383.6
Retail, affiliated, and other	1,430.3	1,431.2	1,544.5

Total Generation and Marketing revenues	986.3	945.3	1,928.1
Eliminations:
Delivery and Services intersegment revenues	(1,479.7)	(1,468.9)	(1,472.3)
Generation and Marketing change in fair value of intersegment contract	(8.8)	(8.6)	10.1

Total operating revenues	$2,472.4	$2,988.5	$3,425.1

*	In accordance with EITF 02-3, energy trading revenues are reported net, which resulted in negative revenue amounts for certain years displayed above. (See Note 4 to the Consolidated Financial Statements for additional information.)

Delivery and Services:  The increase in the Delivery and Services segment’s 2003 regulated electric revenues was primarily due to increased residential sales resulting from a 1.0 percent increase in the average number of customers served and a 3.2 percent increase in customer usage caused by an 8.5 percent increase in average heating degree days compared to 2002. Average heating degree days for 2003 were fairly consistent with a normal year. Cooling degree days in 2003 were 39.2 percent lower than the prior year and 14.6 percent lower than normal. The increase in the Delivery and Services segment’s 2002 regulated electric revenues was primarily due to an increase in the average number of customers, an increase in customer usage due to a 2.2 percent increase in heating degree days versus the prior year and a 45.7 percent increase in cooling degree days versus the prior year, higher Pennsylvania gross receipts taxes, and a return of choice customers to full service.

Regulated electric revenues include T&D revenues from customers in West Penn’s Pennsylvania, Potomac Edison’s Maryland and Virginia, and Monongahela’s Ohio distribution territories that chose alternate electricity suppliers. The following table shows the first year these regulated customers were able to choose an alternative electricity supplier:

West Penn	2000
Potomac Edison–Maryland Customers	2000
Monongahela–Ohio Customers	2001
Potomac Edison–Virginia Customers	2002

The return of customers to full service does not affect T&D sales as Allegheny determines sales on the basis of kilowatt-hours (kWh) delivered to customers regardless of their electricity supplier. However, the return of customers to full service results in an increase in revenues due to the addition of a generation charge that Allegheny had not collected while the customers were using an alternate electricity supplier.

For 2003, approximately 0.1 percent of the combined West Penn regulated customers, Potomac Edison Maryland and Virginia regulated customers, and Monongahela Ohio regulated customers chose alternate electricity generation suppliers. For 2002, approximately 0.1 percent of the combined West Penn regulated customers, Potomac Edison Maryland and Virginia regulated customers, and Monongahela Ohio regulated customers chose alternate electricity generation suppliers. For 2002, the effect on revenues of customers returning to full service was especially noticeable in the commercial and industrial classes where a higher percentage of sales were associated with choice customers returning to full service.

The Delivery and Services segment’s regulated natural gas revenues include Monongahela and Mountaineer. Since a significant portion of the natural gas sold by Monongahela’s natural gas distribution operations is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. Under the Purchased Gas Adjustment (PGA) mechanism, differences between revenues received for energy costs and actual energy costs are deferred until the next rate proceeding, when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively. The PGA mechanism continues to be utilized for Monongahela and came into effect for Mountaineer, following a three-year moratorium, on October 31, 2001. Regulated natural gas revenues increased $47.2 million for 2003 primarily as a result of an 11.8 percent increase in customer usage resulting from a 6.0 percent increase in average heating degree days compared to the prior year. Average heating degree days, however, were 3.6 percent below a normal year. These increases were attained despite a slight decrease in the average number of customers served. For 2002, the decrease in the Delivery and Services segment’s regulated natural gas revenues was primarily due to Mountaineer’s commercial customers switching to other natural gas suppliers and becoming transportation customers only.

The Delivery and Services segment’s transmission services and bulk power revenues increased $3.0 million for 2003 and decreased $28.6 million for 2002. Transmission services and bulk power revenues included the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. AE Supply started buying the output from the AES Warrior Run cogeneration facility (a subsidiary of The AES Corporation) in

2002 and the related revenues are reported as other affiliated and nonaffiliated energy services in 2002. This is the result in part of a Maryland Public Service Commission (Maryland PSC) settlement agreement with Potomac Edison, allowing full recovery from Maryland customers of the purchase power costs incurred by Potomac Edison related to the AES Warrior Run cogeneration facility in excess of the value of the power sold in the open market. The decrease in the Delivery and Services segment’s transmission services and bulk power revenues for 2002 was partially offset by an $18.3 million increase in transmission revenues resulting from Allegheny joining the PJM Interconnection, LLC (PJM) power market.

The Delivery and Services segment’s unregulated services revenues decreased $605.4 million for 2003 as a result of the sale of Alliance Energy Services in December 2002. These revenues increased $504.0 million for 2002, primarily due to revenues from Alliance Energy Services, which was acquired by Allegheny Ventures on November 1, 2001 and subsequently sold in December 2002, and also due to revenues recognized for Allegheny Energy Solutions’ agreement to provide seven natural gas-fired turbine generators to the South Mississippi Electric Power Association (SMEPA).

Generation and Marketing:  The Generation and Marketing segment’s revenues increased slightly in 2003 as a result of increased sales to meet increased PLR obligations of the Distribution Companies and reduced trading losses on commodity contracts of $37.1 million at AE Supply, as compared to 2002. The revenues for 2002 decreased $982.8 million as compared to 2001, primarily due to losses with respect to our trading positions in wholesale energy markets nationwide, which included an $878.1 million increase in trading losses on commodity contracts at AE Supply. See the discussion of the changes in trading activities and strategy, including the exit from Western United States energy markets, the termination or sale of speculative energy trading positions in other national energy markets, and the focus on asset based trading and optimization in the Mid-Atlantic and Midwest energy markets, as well as discussions surrounding trading losses, change in fair value of commodity contracts, and net revenues by component in the AE Supply Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Operating Revenues.”

Cost of Revenues

Fuel Consumed for Electric Generation:  Fuel consumed for electric generation, all within the Generation and Marketing segment, for 2003, 2002, and 2001 was $593.8 million, $591.5 million, and $560.4 million, respectively. Fuel consumed for electric generation represents the cost of coal, natural gas, and oil burned for electric generation. Total fuel expenses increased by $2.3 million for 2003 primarily due to increased average fuel prices. The increase in average fuel prices increased fuel expense by approximately 4.0 percent.

Total fuel consumed for electric generation increased $31.1 million for 2002, primarily due to increased average fuel prices. The increased average fuel prices increased fuel expense by approximately 5.5 percent for 2002.

Purchased Energy and Transmission:  Purchased energy and transmission represents power purchases from, and exchanges with, other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and consists of the following items:

(In millions)	2003	2002	2001
Delivery and Services:
From PURPA generation*	$196.4	$200.2	$191.6
Other purchased energy	1,512.8	1,473.9	1,422.7

Total purchased energy for Delivery and Services	1,709.2	1,674.1	1,614.3
Generation and Marketing purchased energy and transmission	76.5	132.8	160.3
Eliminations:
Delivery and Services expense	(1,472.4)	(1,439.1)	(1,406.1)
Generation and Marketing expense	—	(20.9)	(61.4)

Total purchased energy and transmission	$313.3	$346.9	$307.1

*PURPA cost (cents per kWh)	5.6	5.6	5.4

For 2003, the Delivery and Services segment’s purchased power from PURPA generation decreased $3.8 million primarily due to the receipt of a contractually authorized payment in accordance with certain contract provisions at one of the hydro facilities that supply power to Monongahela under PURPA. This was partially offset by an overall 6.1 percent increase in MWh’s generated by other generation facilities from which Allegheny is required to purchase under PURPA. The PURPA cost, on a cents per kWh basis, reflected in the above table does not reflect the receipt of the contractually authorized proceeds from the PURPA hydro facility described above.

The Delivery and Services segment’s other purchased energy primarily consists of West Penn’s, Potomac Edison’s, and Monongahela’s purchases of energy from AE Supply. Pursuant to long-term power sales agreements that are approved by the FERC, AE Supply provides West Penn, Potomac Edison, and Monongahela with the amount of electricity, up to their PLR retail load, that they may demand. These agreements have a fixed price, as well as a market-based pricing component. The amount of electricity purchased under these agreements subject to the market-based pricing component escalates each year through the regulated utility subsidiaries’ electric deregulation transition periods. The increases in the Delivery and Services segment’s other purchased energy for 2003 and 2002 were primarily due to an increase in AE Supply prices, resulting from the market-based pricing component of the agreements, which has no overall effect on net revenues for Allegheny.

The decreases in the Generation and Marketing segment’s purchased energy and transmission of $56.3 million and $27.5 million for 2003 and 2002, respectively, were primarily due to decreases in purchases made in support of physical energy supply commitments. The decreases in the Generation and Marketing segment’s purchased energy and transmission for 2003 and 2002 reflect the decrease in wholesale market prices and additional generating capacity available for sale in the PJM market, as well as AE Supply’s exit from the retail energy business in 2002.

The elimination for purchased energy and transmission between the Delivery and Services segment and the Generation and Marketing segment is necessary to remove the effect of affiliated purchased energy and, prior to Allegheny joining PJM in April 2002, transmission expenses.

Natural Gas Purchases:  Natural gas purchases for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services	$203.5	$660.3	$209.1
Generation and Marketing	—	—	8.0

Total natural gas purchases	$203.5	$660.3	$217.1

Natural gas purchases represent the cost of natural gas for delivery to customers. The decrease in natural gas purchases of $456.8 million for 2003 was primarily due to the sale of Alliance Energy Services in December 2002, which historically accounted for a majority of the natural gas purchases. Increases in the price of natural gas purchases by Monongahela, including Mountaineer, partially offset this decrease.

The increase in natural gas purchases of $443.2 million for 2002 was primarily due to purchases made by Alliance Energy Services, which was acquired in November 2001 and subsequently sold in December 2002.

Other:  Other cost of revenues, all related to the Delivery and Services segment, for 2003, 2002, and 2001 were $33.6 million, $93.4 million, and $43.6 million, respectively.

The decrease in the Delivery and Services segment’s other cost of revenues of $59.8 million for 2003 was primarily due to the sale of Allegheny Ventures gas consulting and procurement businesses (Fellon-McCord and Alliance Energy Services) in December 2002, as well as reductions in equipment procurement costs associated with Allegheny Energy Solutions’ engineering and construction project for SMEPA. The increase in the other cost of revenues of $49.8 million for 2002 was due to the SMEPA agreement.

Other Operating Expenses

Workforce Reduction Expenses:  Workforce reduction expenses for 2002 were $51.1 million for the Delivery and Services segment and $56.5 million for the Generation and Marketing segment, for a total of $107.6 million. These expenses occurred only in 2002.

In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. Allegheny achieved workforce reductions of approximately 10 percent primarily through a voluntary Early Retirement Option (ERO) program and selected staff reductions. The ERO program offered enhanced pension and medical benefits. The costs for the workforce reduction under the ERO program were determined in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” For 2002, approximately 600 eligible employees accepted the ERO program, resulting in a charge of $82.6 million, before income taxes ($49.5 million, net of income taxes). Allegheny offered a Staffing Reduction Separation Program (SRSP) for employees whose positions were being eliminated as part of the workforce reductions and severance for certain energy trading employees. The SRSP provided for severance and other employee-related costs. For the year ended December 31, 2002, Allegheny recorded a charge of $25.0 million, before income taxes ($15.3 million, net of income taxes), related to the SRSP for approximately 80 employees whose positions were eliminated.

Operation Expense:  Operation expense for 2003, 2002, and 2001 was as follows:

(In millions)	2003	2002	2001
Delivery and Services	$468.3	$442.0	$400.0
Generation and Marketing	549.4	711.6	435.2
Eliminations:
Generation and Marketing	(7.3)	(9.2)	(4.8)

Total operation expense	$1,010.4	$1,144.4	$830.4

Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The increase in operation expense for the Delivery and Services segment of $26.3 million for 2003 was primarily due to increases in outside services, employee benefits, higher costs related to uncollectible accounts, and actuarially determined reserves for potential alleged asbestos claims. The decrease in operation expense of $162.2 million for the Generation and Marketing segment for 2003 was primarily due to impairment charges recorded in 2002, as described below, that did not recur in 2003. In addition, reduced rent expenses and other charges associated with the relocation of the segment’s energy trading operations contributed to the decrease. These decreases were partially offset by additional lease termination costs, higher costs associated with outside services and employee benefits.

The increase in the Delivery and Services segment’s operation expense of $42.0 million for 2002 was primarily due to Allegheny Ventures’ acquisition of Fellon-McCord and Alliance Energy Services in November 2001.

The increase in the Generation and Marketing segment’s operation expense of $276.4 million for 2002 was primarily due to Allegheny recording charges of $244.0 million, before income taxes, for cancelled generation projects. The increase in operation expense for the Generation and Marketing segment also includes the reorganization of Allegheny’s trading division, which resulted in a charge of approximately $21.0 million, before income taxes, related to costs associated with its relocation from New York to Monroeville, Pennsylvania, plus a $7.9 million loss for the abandoned leasehold improvements at the New York office. See Note 8 to the Consolidated Financial Statements for additional information regarding restructuring charges.

Depreciation and Amortization:  Depreciation and amortization expenses for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services	$162.1	$157.4	$149.0
Generation and Marketing	164.8	151.2	152.5

Total depreciation and amortization	$326.9	$308.6	$301.5

Total depreciation and amortization expenses increased $18.3 million and $7.1 million for 2003 and 2002, respectively. The increase in 2003 was primarily due to additions of facilities in both the Delivery and Services and Generation and Marketing segments. The increase in 2002 was primarily due to additions of facilities in the Delivery and Services segment, partially offset by the elimination of goodwill amortization. Effective January 1, 2002, Allegheny adopted SFAS No. 142 and, accordingly, ceased the amortization of all goodwill. Allegheny recorded goodwill amortization of $26.3 million for 2001, which primarily related to its acquisitions of Mountaineer on August 18, 2000, and the energy trading business on March 16, 2001.

Taxes Other Than Income Taxes:  Taxes other than income taxes for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services	$147.4	$137.4	$122.0
Generation and Marketing	77.6	88.4	94.4

Total taxes other than income taxes	$225.0	$225.8	$216.4

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes. Total taxes other than income taxes were relatively consistent in 2003 compared to 2002.

Total taxes other than income taxes increased $9.4 million for 2002, primarily due to an increase in the gross receipts tax rate from 4.4 percent to 5.9 percent for electric distribution companies in Pennsylvania, including West Penn.

Interest Charges

Interest on debt for 2003, 2002, and 2001 was as follows:

(In millions)	2003	2002	2001
Delivery and Services	$133.9	$134.3	$158.1
Generation and Marketing	344.2	183.3	137.1
Eliminations:
Delivery and Services intersegment interest	(0.1)	(0.3)	—
Generation and Marketing intersegment interest	—	(4.7)	(11.9)

Total interest on debt	$478.0	$312.6	$283.3

The increase in total interest on debt of $165.4 million and $29.3 million for 2003 and 2002, respectively, resulted primarily from increased average long-term and short-term debt outstanding. The increase in average outstanding debt was the result of financing AE Supply’s trading losses and generating facilities in Springdale, Pennsylvania and St. Joseph, Indiana. To a lesser extent, higher interest rates resulting from Allegheny’s lower credit rating also contributed to increased interest costs. The increase in average long-term debt outstanding was primarily the result of AE and AE Supply refinancing their debt with the issuance of the Borrowing Facilities in February and March 2003. The increase in average long-term debt for 2002 was primarily the result of AE Supply issuing $1.4 billion of notes and bonds, which were subsequently refinanced with the Borrowing Facilities.

The eliminations for 2003, 2002, and 2001 were to remove the effect of interest expense on affiliated loans between the Delivery and Services segment and the Generation and Marketing segment.

For additional information regarding Allegheny’s short-term and long-term debt, see the consolidated statements of capitalization and Notes 3 and 15 to the Consolidated Financial Statements. Also, see “Financial Condition, Requirements and Resources-Liquidity and Capital Requirements” for additional information concerning Allegheny’s debt restructuring in 2003 and “First Quarter 2004 Liquidity Event” for additional information concerning Allegheny’s debt refinancing in March 2004.

Other Income and Expenses, Net

Other income and expenses, net, represent nonoperating income and expenses before income taxes. Other income and expenses, net, increased $152.8 million for 2003 primarily due to a gain of $75.8 million related to the reapplication of SFAS No. 71, which occurred in 2003, and impairment charges related to unregulated investments and losses on the sales of Fellon-McCord and Alliance Energy Services recorded in 2002 that did not recur in 2003. Other income and expenses, net, decreased $63.5 million for 2002 primarily due to a charge of $44.7 million for unregulated investments determined to be impaired and a loss of $31.5 million on the sale of Fellon-McCord and Alliance Energy Services. These charges were partially offset by gains on Canaan Valley land sales of $22.4 million recognized by Monongahela and West Penn. See Note 22 to the Consolidated Financial Statements for additional details.

Federal and State Income Tax (Benefit) Expense

Income tax related to continuing operations was a benefit of $217.0 million for 2003, a benefit of $334.5 million for 2002, and an expense of $248.2 million for 2001. The effective tax rates were 39.2 percent, 39.6 percent, and 35.2 percent for 2003, 2002, and 2001, respectively. The effective tax rates for 2003 and 2002 are higher than the federal statutory tax rate primarily as a result of the effect of state income taxes, the reapplication of SFAS No. 71, and the amortization of deferred investment tax credits. These increases to the effective tax rate were partially offset by tax benefits related to depreciation. The effective tax rate for 2001 did not differ significantly from the federal statutory tax rate.

Federal income tax returns through 1997 have been examined by the Internal Revenue Service (IRS) and settled. Allegheny’s Federal income tax returns for 1998 through 2001 are currently being examined by the IRS. Management believes that its accrued tax liabilities are adequate and that any settlement related to such examination is not expected to have a material impact on Allegheny’s consolidated statement of operations, financial position or cash flow.

Note 14 to the Consolidated Financial Statements provides a further analysis of income taxes.

Minority (Benefit) Interest

Minority (benefit) interest was $(7.2) million, $(13.5) million, and $2.3 million for 2003, 2002, and 2001, respectively, which primarily represents Merrill Lynch’s equity membership interest in AE Supply.

Cumulative Effect of Accounting Changes, Net

As a result of adopting SFAS No. 143 on January 1, 2003, Allegheny recorded a charge of $8.6 million, net of income taxes, as the cumulative effect of an accounting change as of January 1, 2003. See Note 10 to the Consolidated Financial Statements for additional information.

As a result of adopting EITF 02-3, on January 1, 2003, Allegheny recorded a charge of $12.2 million, net of income taxes, as the cumulative effect of an accounting change. See Note 4 to the Consolidated Financial Statements for additional information.

As a result of adopting SFAS No. 142 on January 1, 2002, Allegheny recorded a charge of $130.5 million, net of income taxes, as the cumulative effect of an accounting change as of January 1, 2002. See Note 7 to the Consolidated Financial Statements for additional information.

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

Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income include an adjustment related to the recognition of a minimum pension liability, change in fair value of available-for-sale securities and cash flow hedges. For 2003, the adjustment related to the minimum pension liability of $62.1 million, net of income taxes, which increased other comprehensive loss. This adjustment was primarily due to an increase in the pension obligation caused by a 33.7 percent increase in the actuarial loss, and a decrease in the discount rate used to determine the benefit obligation from 6.50 percent in 2002 to 6.00 percent in 2003. In 2002, the adjustment related to the minimum pension liability of $29.5 million, net of income taxes, which increased other comprehensive loss. This adjustment was primarily due to the performance of the pension plan assets and an increase in the pension obligation due to a decrease in the discount rate used to determine the benefit obligation from 7.25 percent in 2001 to 6.50 percent in 2002. In addition, other comprehensive loss included an unrealized gain for 2002 of $17.9 million, net of income taxes, for cash flow hedges.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES—RESULTS OF OPERATIONS

(Loss) Earnings Summary

Consolidated (loss) earnings before cumulative effect of accounting changes were $(470.9) million in 2003, $(583.7) million in 2002, and $234.8 million in 2001. Trading losses of $265.7 million, net of income tax ($451.9 million, before income taxes) and $293.4 million, net of income tax ($489.0 million, before income taxes) for the years ended December 31, 2003 and 2002, respectively, are the primary components of the consolidated losses for each year.

The loss for 2003, before cumulative effect of accounting changes, was primarily due to trading activities in the Western U.S. energy markets, which AE Supply exited in 2003, resulting in trading losses of $535.2 million before income taxes ($321.1 million net of income taxes), terminating or selling other speculative trading positions in other national energy markets, and trading losses driven by wholesale energy markets. This loss is a decrease from that reported in 2002, which was driven by wholesale energy markets nationwide, reduced economic activity, and write-offs related to cancelled generation projects and other investments determined to be impaired.

The decrease in earnings for 2002, before cumulative effect of accounting changes, was driven by the unrealized losses from energy trading activities resulting from then current market conditions which required changes in techniques and assumptions used to determine the fair value of commodity contracts, as well as a decrease in liquidity and volatility in the energy markets in the Western United States, in addition to write-offs related to cancelled generation projects and other investments deemed to be impaired. AE Supply recorded a charge of $149.2 million, net of income taxes, as a result of the cancellation and impairment of these projects. For 2002, AE Supply also incurred a charge of $28.3 million, net of income taxes, for its allocable share of workforce reduction costs related to Allegheny’s voluntary ERO program and other employee severance costs, and for restructuring charges and related asset impairment charges.

Operating Revenues

Total operating revenues for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Retail	$—	$36.9	$133.1
Wholesale*	(451.9)	(489.0)	389.1
Affiliated	1,161.2	1,135.1	1,135.5

Total operating revenues	$709.3	$683.0	$1,657.7

*	In accordance with EITF 02-3, energy trading revenues are reported net, which has resulted in negative revenue amounts for certain years displayed above. See Note 4 to the Consolidated Financial Statements for additional information.

Retail:  AE Supply was in the retail markets as an alternate electricity generation supplier in states where retail competition has been implemented. The decrease in retail revenues for 2003 and 2002 was primarily due to AE Supply’s exiting the retail energy market in June 2002.

Wholesale:   The decrease in AE Supply’s net losses from wholesale revenues for 2003 was primarily due to trading losses of $451.9 million, as compared to trading losses of $489.0 million for 2002. The realized and unrealized components are as follows:

(in millions)	2003	2002
Realized gains (losses)	$7.7	$(139.3)
Unrealized losses	(459.6)	(349.7)

Trading losses	$(451.9)	$(489.0)

The trading losses for 2003 are primarily the result of trading activities in the Western United States energy markets, which AE Supply exited in 2003. AE Supply implemented a strategy to terminate its speculative energy trading activities and focus on asset based optimization and hedging within its geographic region. The table below outlines the type of (loss) gain, applicable to terminated trading positions in Western United States energy markets, associated with the implementation of this strategy, which are all recorded as components of net revenue. The unrealized losses in the table below reflect losses prior to the consummation date of the termination of the contracts and include losses associated with interest rate swap agreements designed to offset the underlying trading positions.

(In millions)	2003
Unrealized loss – sale and termination of energy trading contracts in the Western U.S., net	$(394.0)
Unrealized loss – renegotiation of contract terms prior to sale (Western U.S.)	(152.2)

Total net unrealized loss	(546.2)
Realized gain – sale and termination of energy trading contracts in the Western U.S., net	11.0

Total trading losses associated with exiting the Western United States energy markets	$(535.2)

Also included in net revenues for 2003 are approximately $83.3 million of trading gains associated with trading operations in other national energy markets, net of trading losses associated with terminating or selling other speculative trading positions.

Strategy Change In 2003

AE Supply has changed its energy marketing and trading activities to focus on reducing risk, optimizing the operations of its generating facilities, and prudently managing and protecting the value associated with the existing positions in AE Supply’s energy marketing and trading portfolio. Allegheny worked throughout 2003 to accomplish AE Supply’s exit from the Western United States energy markets, as well as all other speculative trading positions. The positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets did not fit with Allegheny’s intentions to focus on its core business.

In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contracts with the California Department of Water Resources (CDWR). The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004-2011, which in turn substantially reduced the value of the contract. As a result of this settlement, AE Supply recorded, as part of its net revenues, a loss of $152.2 million, relating to a decrease in the fair value of the CDWR contract at that time.

On September 15, 2003, AE Supply and its subsidiary, Allegheny Trade Finance (ATF), sold the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements, primarily AE Supply providing a performance guarantee for ATF. On March 3, 2004 AE Supply issued this guarantee and the funds were released from escrow, which will result in the recognition of a gain of approximately $68 million in the first quarter of 2004. Approximately $15 million of sale proceeds were used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

In July 2003, AE Supply entered into a conditional agreement with Williams to terminate its 1,000 MW tolling agreement. Allegheny made a $100 million payment to Williams after the sale of the CDWR contract. Allegheny will make two payments of $14 million each to Williams, one in March and one in September 2004. The tolling agreement will terminate when the final $14 million payment is made.

In September 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the sale of the CDWR contract.

AE Supply exited the Western United States energy trading markets, including all related contracts and hedge agreements. As a result, Allegheny recorded a net loss of approximately $535.2 million for the year ended December 31, 2003. This loss is recorded as a component of net revenues in the consolidated statements of operations for 2003. This loss does not include the approximately $71 million of proceeds from the sale of the CDWR contract that were placed in escrow.

AE Supply has reoriented its trading operations from high-volume financial trading in national markets to asset optimization and hedging within its region. Exiting the Western United States energy markets, together with terminating or selling speculative trading positions in all other national energy markets, has enabled AE Supply to reduce its long-term trading-related cash outflows and collateral obligations. AE Supply is seeking to concentrate its efforts in the PJM, Midwest, and Mid-Atlantic markets where it has a physical presence and greater market knowledge. AE Supply’s strategy is to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating and load positions.

As part of refocusing its activities, AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania in May 2003. This transition resulted in ongoing cost savings and improved integration with AE Supply’s generation activity. The reduced staffing levels reflect the newly revised focus of the asset based optimization and hedging strategy. Management believes that the generation operations can be enhanced by locating their optimization and hedging personnel closer to management responsible for AE Supply’s generating assets. Personnel involved in the separate functions can be cross-trained and will be better positioned to enhance the relationship between the two functions.

Fair Value of Contracts

During 2003, 2002, and 2001, AE Supply traded electricity, natural gas, oil, coal, and other energy-related commodities. AE Supply recorded contracts entered into in connection with energy trading at fair value on the consolidated balance sheets, with all changes in fair value recorded as gains and losses on the consolidated statements of operations within operating revenues. The realized revenues from energy trading activities are recorded on a net basis in operating revenues on the consolidated statements of operations in accordance with EITF 02-3. As a result of exiting from the Western United States energy trading markets and terminating or selling speculative positions in other national energy markets, the remaining trading portfolio fair value is comprised primarily of interest rate swap agreements as of December 31, 2003.

The fair value of trading contracts, which represent the net unrealized gain and loss positions, is recorded as assets and liabilities, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts-an Interpretation of APB Opinion No. 10 and FASB Statement No. 105.” At December 31, 2003, the fair values of trading contract assets and liabilities were $37.2 million and $102.6 million, respectively. At December 31, 2002, the fair values of trading contract assets and liabilities were $1,211.9 million and $783.7 million, respectively.

The following table disaggregates the net fair value of contract assets and liabilities, excluding AE Supply’s generating assets and provider-of-last-resort (PLR) requirements, as of December 31, 2003, based on the underlying market price source and the contract settlement periods:

	Fair value of contracts at December 31, 2003
Classifications of contracts by source of fair value (In millions)	Settlement by December 31, 2004	Settlement by December 31, 2005	Settlement by December 31, 2006	Settlement by December 31, 2007	Settlement by December 31, 2008	In Excess of Five Years	Total
Prices actively quoted	$(15.6)	$(11.7)	$(5.8)	$(5.6)	$(5.4)	$(11.5)	$(55.6)
Prices provided by other external sources	—	(5.7)	(7.2)	—	—	—	(12.9)
Prices based on models	5.8	(1.3)	(1.4)	—	—	—	3.1

Total	$(9.8)	$(18.7)	$(14.4)	$(5.6)	$(5.4)	$(11.5)	$(65.4)

In the table above, each contract is classified by the source of fair value, based upon the individual settlement dates within an entire contract. Therefore, portions of a single contract may be assigned to multiple classifications based upon the source of the underlying market prices used to determine the fair value of the contract. AE Supply determines prices actively quoted from various industry services, broker quotes, and the New York Mercantile Exchange (NYMEX). Electricity markets are generally liquid for approximately one year and most natural gas markets are generally liquid for approximately three years. Afterward, some market prices can be observed, but market liquidity is less robust.

Approximately $3.1 million of AE Supply’s contracts were classified above as prices based on models, even though a portion of these contracts are valued based on observable market prices. The most significant variables to AE Supply’s models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about one year, and some observable market prices are available for about three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about three years, and some observable market prices are available for about five years. Beyond five years, natural gas prices are escalated, based on trends in prior years.

For settlements of less than one year, the fair value of AE Supply’s contracts was a net liability of $9.8 million, primarily related to interest rate swaps, partially offset by commodity contracts.

Net unrealized losses of $459.6 million, excluding the cumulative effect of accounting change attributable to EITF 02-3 of $19.7 million, and $349.7 million for 2003 and 2002, respectively, were recorded to the consolidated statements of operations in operating revenues to reflect the change in fair value of the trading contracts. The following table provides a roll-forward of the net fair value, or trading contract assets less trading contract liabilities, of AE Supply’s contracts for 2003 and 2002:

(In millions)	2003	2002
Net fair value of contract assets and (liabilities) at January 1,	$428.2	$750.3
Cumulative effect of accounting change attributable to EITF 02-3	(19.7)	—
Unrealized losses on contracts, net:
Fair value of structured transactions when entered into during 2002	—	12.2
Changes in fair value attributable to changes in valuation techniques and assumptions	—	(608.1)
Sale of energy trading portfolios and contracts	(166.0)	—
Renegotiation of contract terms related to CDWR contract	(152.2)	—
Other unrealized (losses) gains on contracts, net	(141.4)	246.2

Total unrealized losses on contracts, net	(459.6)	(349.7)
Net options (paid) or received*	(14.3)	27.6

Net fair value of contract (liabilities) assets at December 31,	$(65.4)	$428.2

*	Amounts are net of $14.3 million and $46.5 million of option premium expirations for 2003 and 2002, respectively.

As shown in the table above, the net fair value of AE Supply’s trading contracts decreased by $459.6 million primarily as a result of net unrealized losses recorded during 2003 associated with trading activities in the Western United States energy markets, which AE Supply exited in 2003, and terminating or selling speculative trading positions in other national energy markets.

Allegheny refocused its trading operations in order to reduce the volatility and cash collateral requirements associated with that business by exiting unfavorable tolling agreements, engaging in mutual terminations and close-outs to reduce open trading positions, and assigning and/or disposing of non-core trading positions. As a result of AE Supply’s efforts to close or terminate speculative positions and focus its trading activities around its physical generating assets, all open commodity positions after 2006 have been eliminated.

During 2002, the net fair value of AE Supply’s commodity contracts decreased by $349.7 million as a result of net unrealized losses, primarily caused by $608.1 million in unrealized losses that reflected then current market conditions which required changes in techniques and assumptions used to determine the fair value of commodity contracts. During 2002, the depressed wholesale energy markets significantly affected the merchant energy business, including AE Supply’s energy trading activities. Additional generating capacity, coupled with lower-than-expected demand for electricity due to the weak economy, led to reduced wholesale prices in several regional markets. Also, the Enron bankruptcy, the California energy crisis, energy trading improprieties by certain companies, the planned retreat of several merchant energy companies from energy trading markets, and the decline in credit quality of merchant energy companies had negatively affected the liquidity of the wholesale energy markets.

As a result of significant changes in market conditions in 2002, AE Supply performed a comprehensive assessment of the valuation techniques and assumptions used to value its then existing portfolio of energy commodity contracts. To reflect then current market conditions, AE Supply revised the valuation techniques and assumptions for certain contracts with option features. As a result, AE Supply reduced the value of its portfolio of energy commodity contracts by $356.3 million, before income taxes, in the third quarter of 2002.

During the fourth quarter of 2002, the fair value of AE Supply’s portfolio of commodity contracts was reduced by an additional $216.4 million, before income taxes. This reduction in fair value resulted from a decrease in the liquidity and volatility of the Western United States energy markets. This decrease in market liquidity and volatility primarily affected the fair values related to the Williams and LV Cogen agreements. In September 2003, these agreements were terminated.

There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results and cash flows. Similarly, volatility in interest rates will affect AE Supply’s operating results and cash flows.

Net Realized Gains and Losses

For 2003 and 2002, AE Supply had net realized gains of $7.7 million and realized losses of $139.3 million, respectively.

The net realized gains for 2003 include proceeds received at the date of sale of $59.4 million as a result of exiting the Western United States energy trading markets. These gains were offset by approximately $30.4 million of purchases to satisfy the Distribution Companies’ PLR obligations and realized losses on other trading contracts, and approximately $21.3 million paid to counterparties to terminate various power trading contracts in other national energy markets.

AE Supply’s revenues for 2003 and 2002 also reflect transactions by AE Supply in the unregulated marketplace to sell electricity to wholesale customers. After AE Supply provided power to satisfy the PLR obligations of West Penn, Potomac Edison, and Monongahela, AE Supply had excess generation available for sale in the deregulated marketplace in 2003 and 2002.

The table below separates operating revenues and cost of revenues for AE Supply into two components: PLR and excess generation and trading. The PLR component represents AE Supply’s obligation under long-term power sales agreements to provide West Penn, Potomac Edison, and Monongahela with the amount of electricity, up to their PLR retail load, that they may demand in their Pennsylvania, Maryland, Virginia, and Ohio service territories. The excess generation and trading component represents AE Supply’s energy marketing and trading activities and any generation in excess of the PLR obligations. All realized and unrealized gains and losses from energy trading activities are recorded net in operating revenues in accordance with EITF 02-3.

	PLR		Excess Generation and Trading		Total AE Supply
(In millions)	2003	2002 (1)	2003	2002 (1)	2003	2002 (1)
Operating revenues:
Physical	$1,142.2	$1,138.0	$14.5	$(65.1)	$1,156.7	$1,072.9
Financial	—	—	(447.4)	(389.9)	(447.4)	(389.9)

Total operating revenues	1,142.2	1,138.0	(432.9)	(455.0)	709.3	683.0

Cost of revenues:
Fuel consumed for electric generation	456.4	443.7	2.3	19.0	458.7	462.7
Purchased energy and transmission:
Physical	71.6	50.4	34.5	95.7	106.1	146.1
Financial	—	—	0.5	7.1	0.5	7.1

Total cost of revenues	528.0	494.1	37.3	121.8	565.3	615.9

Net revenues	$614.2	$643.9	$(470.2)	$(576.8)	$144.0	$67.1

(1)	Certain reclassifications have been made to 2002 amounts to conform to 2003 presentation.

The PLR net revenues of $614.2 million for 2003 were fairly consistent with 2002. The decrease in the excess generation and trading net revenue losses of $106.6 million for 2003 was primarily the result of the actual cost of exiting the Western United States energy markets being less than the related charges associated with a change in valuation techniques and assumptions that were recorded in the third and fourth quarters of 2002 that were designed to capture the fair value of those changes.

During 2003 and 2002, AE Supply’s energy trading and excess generation activities resulted in $10.6 million and $227.1 million of net realized losses, respectively. These losses were mainly related to the CDWR contract and related hedges and, in the fourth quarter of 2002, trade terminations resulting from AE Supply’s failure to post collateral in favor of several counterparties following the downgrading of Allegheny’s credit rating below investment grade by Moody’s. These losses were partially offset by realized gains from the sale of generation in excess of the power provided to West Penn, Potomac Edison, and Monongahela to meet their PLR obligations.

Affiliated revenues are primarily from Allegheny’s regulated utility subsidiaries under power sales agreements and a generating asset lease. In Maryland, Ohio, Pennsylvania, and Virginia, AE Supply is obligated under power sales agreements to supply the regulated utility subsidiaries of Allegheny—West Penn, Potomac Edison, and Monongahela—with power. Under these agreements, AE Supply is obligated to provide these companies with the amount of electricity, up to their PLR retail load, that they may demand.

Cost of Revenues

Fuel Consumed for Electric Generation:  Fuel consumed for electric generation represents the cost of coal, natural gas, and oil burned for electric generation. Total fuel expenses decreased $4.0 million for 2003 primarily due to a 5.2 percent decrease in the kilowatt-hours (kWhs) of electricity generated, partially offset by, a 3.4 percent increase in average fuel prices.

Total fuel expenses increased $38.1 million for 2002, primarily due to a 5.3 percent increase in average fuel prices and a 2.9 percent increase in kWhs generated. The increase in kWhs generated for 2002 was primarily due to Monongahela’s transfer of its Ohio and FERC jurisdictional generating assets to AE Supply on June 1, 2001.

Purchased Energy and Transmission:  Purchased energy and transmission represents power purchases from, and exchanges with, other companies. The decrease in AE Supply’s purchased energy and transmission of $46.6 million for 2003 was primarily due to the absence of purchased energy to support retail sales as a result of AE Supply’s exit from the retail business in June 2002, and also from the absence of purchases from the Distribution Companies beginning on April 1, 2002 upon Allegheny’s entry into PJM. In addition, reduced broker fees as a result of exiting speculative energy trades, contributed to the decrease.

Purchased energy and transmission decreased $83.0 million for 2002, primarily related to decreases in purchases made in support of physical energy supply commitments. The decrease in AE Supply’s purchased energy and transmission also reflects the decrease in wholesale market prices and additional generation capacity available for sale in the PJM market, as well as AE Supply’s exit from the retail business in 2002.

Other Operating Expenses

Workforce Reduction Expenses:  For the year ended December 31, 2002, AE Supply recorded a charge of $21.4 million, before income taxes ($13.1 million, net of income taxes) for its allocable share of the effect of the ERO program, and a charge of $24.7 million, before income taxes ($15.2 million, net of income taxes), related to its allocable share of the SRSP program. These charges occurred solely in 2002.

Operation Expense:  Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The decrease in operation expense for AE Supply of $168.0 million for 2003 was primarily due to the 2002 write-off of cancelled generation projects, impairment charges associated with terminated leases in 2002 and reduced salary and wages in 2003. These were partially offset by increases in expenses associated with a commodity contract termination, impairment charges associated with assets held for sale, outside services and contract work, and insurance and employee benefit costs.

The increase in AE Supply’s operation expense of $277.6 million for 2002 was primarily due to AE Supply recording charges of $244.0 million, before income taxes, for cancelled generation projects. The increase in operation expense for AE Supply also includes the reorganization of AE Supply’s trading division, which resulted in a charge of approximately $20.2 million, before income taxes, related to costs associated with its relocation from New York to Monroeville, Pennsylvania, plus a $7.9 million loss for the abandoned leasehold improvements at the New York office. See Note 8 to the Consolidated Financial Statements for additional information regarding restructuring charges.

Depreciation and Amortization:  Total depreciation and amortization expenses increased $11.7 million and $3.0 million for 2003 and 2002, respectively, primarily due to depreciation expenses related to the Springdale, Pennsylvania generating facility which became operational in July 2003 and the generating facilities in the Midwest that were acquired on May 3, 2001. The 2002 increases were partially offset by the elimination of goodwill amortization in 2002.

Taxes Other Than Income Taxes:  Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes.

Total taxes other than income taxes decreased $8.0 million in 2003, primarily due to reductions of payroll taxes as a result of lower payroll expense, business and occupation tax adjustment, Pennsylvania gross receipts tax resulting from exiting the retail business, capital stock/franchise tax resulting from lower income, and property tax resulting from the negotiation of a favorable abatement at the Wheatland Facility.

Taxes other than income taxes remained relatively consistent for 2002 primarily due to reduced payroll and capital stock/franchise taxes which were offset by increased gross receipts and property taxes.

Other Income and Expenses, Net

Other income and expenses, net, represent nonoperating income and expenses before income taxes. Other income and expenses, net, increased $1.2 million for 2003 primarily due to increased interest income resulting from a tax refund and partially offset by a gain on the sale of retail customer accounts as a result of exiting the retail energy business in June 2002 which did not recur in 2003. See Note 22 to the Consolidated Financial Statements for additional details.

Interest Charges

The increase in total interest charges of $132.3 million and $46.2 million for 2003 and 2002, respectively, resulted from increased average long-term and short-term debt outstanding. The increase in average debt outstanding was the result of financing certain trading losses and the Springdale, Pennsylvania and St. Joseph, Indiana generating facilities. Also, higher interest rates charged on debt as a result of Allegheny’s and AE Supply’s lower credit rating contributed to the increased interest charges. The increase in average long-term debt outstanding was primarily the result of AE Supply issuing $2,057.8 million of debt (including $380 million in A-notes) in February 2003.

For additional information regarding AE Supply’s short-term and long-term debt, see the consolidated statements of capitalization and Notes 3 and 15 to the Consolidated Financial Statements. Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements” and “First Quarter 2004 Liquidity Event” for additional information concerning AE Supply’s debt restructuring.

Federal and State Income Tax (Benefit) Expense

Income tax on continuing operations was a benefit of $319.7 million and $362.5 million in 2003 and 2002, respectively, and an expense of $125.0 million in 2001. The effective tax rates were 40.7 percent, 38.5 percent, and 34.2 percent for 2003, 2002, and 2001, respectively. The effective tax rate for 2003 exceeds the federal statutory tax rate primarily as a result of the effect of state income taxes and the allocation of consolidated tax savings to AE Supply. The effective tax rate for 2002 exceeds the federal statutory tax rate primarily due to the effect of state income taxes. The 2001 effective tax rate did not significantly differ from the federal statutory tax rate.

Note 14 to the Consolidated Financial Statements provides a further analysis of income taxes.

Minority Interest

Minority interest was $4.8 million, $4.3 million, and $5.0 million for 2003, 2002, and 2001, respectively. The minority interest primarily represents Monongahela’s 22.97 percent minority interest in AGC.

Cumulative Effect of Accounting Changes, Net

In January 2003, AE Supply adopted EITF 02-3 and SFAS No. 143. AE Supply recorded charges of $12.2 million and $7.4 million, net of income taxes, respectively, as the cumulative effect of accounting changes relative to these adoptions. See Notes 4 and 10 to the Consolidated Financial Statements for additional information.

Other Comprehensive (Loss) Income

The components of other comprehensive income for 2003 were not material. The components of other comprehensive income for 2002 includes a $1.0 million unrealized loss on cash flow hedges, net of income taxes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Earnings (Loss) Summary

(In millions)	2003	2002	2001
Delivery and Services	$25.4	$29.5	$55.8
Generation and Marketing	55.8	4.2	33.7

Consolidated income before cumulative effect of accounting change	81.2	33.7	89.5
Cumulative effect of accounting change, net (see Notes 7 and 10 to the Consolidated Financial Statements)	(0.5)	(115.4)	—

Consolidated net income (loss)	$80.7	$(81.7)	$89.5

The increase in earnings for 2003, before cumulative effect of accounting change, of $47.5 million, was primarily due to increased net revenues and $27.8 million of workforce reduction expenses which occurred in 2002 and did not recur in 2003. These amounts were partially offset by increased operating expenses and interest charges and increased federal and state income tax expense as a result of increased pre-tax income.

The decrease in earnings for 2002, before cumulative effect of accounting change, of $55.8 million was primarily due to lower net revenues, increased purchased energy costs, and a charge for workforce reduction expenses.

The cumulative effect of accounting change in 2002 of $115.4 million, net of income taxes, reflects a charge for the impairment of goodwill related to the acquisitions of Mountaineer and WVP.

Operating Revenues

Total operating revenues for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services:
Regulated electric	$621.0	$618.5	$599.1
Regulated natural gas	268.8	221.6	235.1
Transmission services and bulk power	18.1	17.4	12.9
Other affiliated and non-affiliated energy services	16.3	19.2	22.8

Total Delivery and Services revenues	924.2	876.7	869.9

Generation and Marketing:
Wholesale	11.9	3.1	—
Retail, affiliated, and other	339.0	316.7	358.6

Total Generation and Marketing revenues	350.9	319.8	358.6

Eliminations:
Delivery and Services intersegment revenues	(287.4)	(279.5)	(290.8)

Total operating revenues	$987.7	$917.0	$937.7

Delivery and Services segment revenues for 2003 increased $47.5 million primarily due to increased revenues from the sale of regulated natural gas. This increase was primarily due to increases in residential, commercial and industrial sales resulting from an 11.0 percent increase in usage, primarily due to a 6.0 percent increase in heating degree days versus the prior year.

Delivery and Services segment revenues increased $6.8 million for 2002 primarily due to an increase in regulated electric revenues offset, in part, by a decrease in regulated natural gas revenues. The increase in regulated electric revenues was the result of an increase in customer usage in the residential and industrial classes. The increase in residential revenues reflected a 60.5 percent increase in cooling degree days versus the prior year. The industrial class is less affected by weather conditions and reflected increased usage in the chemical and primary metals industries. The decrease in regulated natural gas revenues was primarily due to commercial customers switching to other natural gas suppliers and becoming transportation customers only.

Generation and Marketing segment revenues represent energy and ancillary services sales to Monongahela’s Delivery and Services segment and excess energy sales to AE Supply. Generation and Marketing revenues increased $31.1 million for 2003 primarily as a result of increased sales of excess generation to AE Supply at higher average rates. These revenues decreased $38.8 million for 2002 due to the transfer of Monongahela’s Ohio and FERC jurisdictional generating assets to AE Supply on June 1, 2001.

Cost of Revenues

Fuel Consumed for Electric Generation:  Fuel consumed for electric generation, all within the Generation and Marketing segment, for 2003, 2002, and 2001 was $135.1 million, $128.9 million, and $131.8 million, respectively. Fuel consumed for electric generation represents the cost of coal burned for electric generation. Total fuel expenses increased $6.2 million for 2003 primarily due to a 6.1 percent increase in average fuel prices and a 2.3 percent decrease in kilowatt-hours (kWhs) generated. Total fuel expenses for 2002 decreased $2.9 million primarily due to an 8.5 percent decrease in kWhs generated, partially offset by a 5.1 percent increase in average fuel prices.

Purchased Energy and Transmission:  Purchased energy and transmission consists of the following items, and represents power purchases from, and exchanges with, other companies and purchases from qualified facilities under PURPA:

(In millions)	2003	2002	2001
Delivery and Services:
From PURPA generation*	$48.9	$60.4	$59.7
Other purchased energy	358.1	344.4	333.1

Total purchased energy for Delivery and Services	407.0	404.8	392.8
Generation and Marketing purchased energy and transmission	44.6	37.9	29.8
Eliminations:
Delivery and Services expense	(287.4)	(279.5)	(289.7)
Generation and Marketing expense	—	—	(1.1)

Total purchased energy and transmission	$164.2	$163.2	$131.8

*PURPA cost (cents per kWh)	5.2	5.4	5.2

For 2003, the Delivery and Services segment’s purchased power from PURPA generation decreased $11.5 million primarily as a result of the receipt of contractually authorized payments in accordance with a PURPA contract between Monongahela and a PURPA generation facility, and an unscheduled shutdown of a PURPA generation facility. These decreases were partially offset by an overall 33.5 percent increase in MWh usage at two other PURPA generation facilities.

Prior to Monongahela’s transfer of its Ohio and FERC jurisdictional generating assets to AE Supply on June 1, 2001, the Delivery and Services segment’s other purchased energy consisted primarily of energy purchases from Monongahela’s Generation and Marketing segment to supply energy to customers in all of its jurisdictions. Effective June 1, 2001, the Delivery and Services segment’s other purchased energy consisted primarily of energy purchases from Monongahela’s Generation and Marketing segment to supply energy to its

West Virginia customers and energy purchases from AE Supply to supply its PLR retail load in Ohio. The increases in the Delivery and Services segment’s other purchased energy for 2003 and 2002 of $13.7 million and $11.3 million, respectively, are primarily due to purchases from AE Supply at prices that are higher than the prices charged by Monongahela’s Generation and Marketing segment. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” for additional details concerning the Delivery and Services segment’s purchase of energy from AE Supply.

The Generation and Marketing segment’s purchased energy and transmission increased $6.7 million and $8.1 million for 2003 and 2002, respectively. These increases were due to higher transmission charges associated with Monongahela joining PJM in April 2002, and increased non-affiliated energy purchases at increased prices.

The elimination for purchased energy and transmission between the Delivery and Services segment and the Generation and Marketing segment is necessary to remove the effect of the Delivery and Services segment’s purchase of energy from the Generation and Marketing segment.

Natural Gas Purchases:  Natural gas purchases, all within the Delivery and Services segment, for 2003, 2002, and 2001 were $203.5 million, $134.0 million, and $128.0 million, respectively. Natural gas purchases represent the cost of natural gas for delivery to customers. The increase in natural gas purchases of $69.5 million for 2003 was primarily due to increased gas purchases at higher prices in order to support increased gas sales. The increase in natural gas purchases of $6.0 million for 2002 was primarily due to an increase in transportation costs associated with the purchase of natural gas, largely offset by a decrease in the quantity of natural gas purchased as a result of commercial customers switching to other natural gas suppliers.

Deferred Energy Costs, Net:  The decrease in deferred energy costs, net, of $40.4 million for 2003 is primarily due to higher natural gas prices for the West Virginia operations, which are expected to be recovered in rates charged to customers. The increase in deferred energy costs, net, for 2002 is the result of Mountaineer returning to the Purchased Gas Adjustment (PGA) mechanism in West Virginia on November 1, 2001. See Note 1 to the Consolidated Financial Statements for additional information on deferred energy costs, net.

Other Operating Expenses

Workforce Reduction Expenses:  Workforce reduction expenses for 2002 were $17.7 million for the Delivery and Services segment and $10.1 million for the Generation and Marketing segment, for a total of $27.8 million. There were no workforce reduction expenses for 2003 or 2001.

Operation Expense:  Operation expense for 2003, 2002, and 2001 was as follows:

(In millions)	2003	2002	2001
Delivery and Services	$192.7	$159.6	$154.2
Generation and Marketing	83.7	75.9	78.3

Total operation expense	$276.4	$235.5	$232.5

Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The increase in operation expense for the Delivery and Services segment of $33.1 million for 2003 was primarily due to actuarially determined reserves for potential alleged asbestos claims, higher costs related to uncollectible accounts, employee benefits, outside services and actuarially determined workers compensation costs. The increase in operation expense for the Delivery and Services segment of $5.4 million for 2002 was primarily due to an increase in salaries and wages and employee benefits. The increase in operation expense for the Generation and Marketing segment of $7.8 million for 2003 was primarily due to higher costs associated with employee benefits and outside services. The decrease in operation expense for the Generation and Marketing segment of $2.4 million for 2002 was primarily due to the transfer of the Ohio and FERC jurisdictional generating assets to AE Supply on June 2001.

Depreciation and Amortization:  Depreciation and amortization expenses for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services	$39.8	$41.5	$44.5
Generation and Marketing	33.9	32.0	34.5

Total depreciation and amortization	$73.7	$73.5	$79.0

The Delivery and Services segment’s depreciation and amortization expenses decreased $1.7 million in 2003 primarily as a result of assets that were fully depreciated in 2002, partially offset by increased depreciation expense resulting from increases in amounts of plant assets placed in service. The Delivery and Services segment’s depreciation and amortization expenses decreased $3.0 million in 2002 primarily due to the elimination of goodwill amortization in January, 2002. The Generation and Marketing segment’s depreciation and amortization expenses increased $1.9 million for 2003 primarily due to an increase in amounts of plant assets placed in service. The Generation and Marketing segment’s deprecation and amortization expenses decreased $2.5 million for 2002 primarily due to the transfer of the Ohio and FERC jurisdictional generating assets to AE Supply on June 1, 2001.

Taxes Other Than Income Taxes:  Taxes other than income taxes for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Delivery and Services	$41.2	$41.2	$35.9
Generation and Marketing	19.8	22.6	27.9

Total taxes other than income taxes	$61.0	$63.8	$63.8

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes, and property taxes. Taxes other than income taxes for 2003 remained consistent with those in 2002 for the Delivery and Services segment and decreased $2.8 million for the Generation and Marketing segment primarily due to a favorable sales tax audit settlement, lower Pennsylvania property taxes resulting from a favorable court ruling, and lower payroll taxes resulting from lower payroll expense, offset by an increase in business and occupation tax resulting from higher taxable revenues.

Total taxes other than income taxes decreased $5.3 million for the Generation and Marketing segment for 2002 due to the transfer of the Ohio and FERC jurisdictional generating assets to AE Supply on June 1, 2001.

Other Income and Expenses, Net

Other income and expenses, net, represent nonoperating income and expenses before income taxes. Other income and expenses, net, increased $61.7 million for 2003 primarily due to the recognition of a gain related to the reapplication of SFAS No. 71 to generation assets in West Virginia. See Notes 13 and 22 to the Consolidated Financial Statements for additional details. Other income and expenses, net, decreased $1.6 million for 2002 primarily due to decreases in interest income, Monongahela’s share of the earnings from Allegheny Generating Company (AGC), and non-operating income offset, in part, by gains on Canaan Valley land sales.

Interest Charges

Interest charges for 2003 increased $2.5 million primarily due to a reduction in the allowance for borrowed funds used during construction and interest capitalized. Interest charges decreased $2.9 million for 2002 primarily due to the retirement of long-term debt.

Federal and State Income Tax Expense

Income tax expense on continuing operations was $44.4 million in 2003, $8.8 million in 2002, and $38.5 million in 2001. The effective tax rates were 35.4 percent, 20.7 percent, and 30.1 percent for 2003, 2002, and 2001, respectively. The 2003 effective tax rate did not significantly differ from the federal statutory tax rate. The 2002 effective tax rate was lower than the federal statutory tax rate primarily due to tax benefits derived from adjustments to nondeductible reserves, amortization of deferred investment tax credits and the allocation of consolidated tax savings to Monongahela. The 2001 effective tax rate was lower than the federal statutory tax rate primarily due to tax benefits derived from amortization of deferred investment tax credits and the allocation of consolidated tax savings to Monongahela.

Note 14 to the Consolidated Financial Statements provides a further analysis of income taxes.

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

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Earnings Summary

Earnings were $40.5 million in 2003, $32.7 million in 2002, and $48.0 million in 2001.

The increase in earnings for 2003 of $7.8 million was primarily due to increased other income, net revenues, and decreased interest charges partially offset by increased operating expenses and income tax expense.

The decrease in earnings for 2002 of $15.3 million was primarily due to increased operating expenses, including a charge for workforce reduction expenses.

Operating Revenues

Total operating revenues for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Regulated electric
Residential	$380.2	$359.9	$346.1
Commercial	183.8	180.4	165.5
Industrial	241.3	225.6	220.0
Wholesale, street lighting, and other	13.4	15.8	31.5
Transmission services and bulk power	26.0	24.3	64.4
Other affiliated and nonaffiliated energy services	60.5	64.2	37.0

Total operating revenues	$905.2	$870.2	$864.5

Under the provisions of PURPA, Potomac Edison was required to enter into a long-term contract to purchase capacity and energy from the AES Warrior Run cogeneration facility (a subsidiary of The AES Corporation) through the beginning of 2030. Effective July 1, 2000, Potomac Edison was authorized by the Maryland Public Service Commission (Maryland PSC) to recover all contract costs from the AES Warrior Run cogeneration facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, through the life of the contract by means of a retail revenue surcharge (the AES Warrior Run Surcharge). Any under or overrecovery of net costs is being deferred on Potomac Edison’s consolidated balance sheets, as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge. Since the AES Warrior Run Surcharge represents a dollar-for-dollar recovery of net contract costs, there is no impact on Potomac Edison’s net income related to the AES Warrior Run Surcharge revenues or revenues from sales of AES Warrior Run output. From July 1, 2000 through December 31, 2001, Potomac Edison sold the output of the AES Warrior Run facility to non-affiliated parties. These revenues are reflected under “Transmission services and bulk power” in the table above. Through a competitive bidding process approved by the Maryland PSC, AE Supply was awarded the contract to purchase the output of the AES Warrior Run facility for the period January 1, 2002 through December 31, 2004. These revenues are reflected under “Other affiliated and nonaffiliated energy services” in the table above.

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

Residential revenues increased $20.3 million in 2003. This was due to a 6.2 percent increase in kWh sales reflecting a 2.1 percent increase in the average number of customers served, and a 14.3 percent increase in heating degree days compared to the prior year. 2003 heating degree days were 4.7 percent greater than normal.

Commercial revenues and revenues from transmission services and bulk power sales remained relatively consistent for 2003.

Industrial revenues increased $15.7 million in 2003, primarily as a result of contract renegotiations with customers whose contracts had expired in 2002. This increase was substantially offset by increased purchased energy costs. Additionally, one customer, serving the aluminum industry, accounted for 10.5 percent of Potomac Edison’s 2003 operating revenues.

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

Other affiliated and nonaffiliated energy services revenues increased $27.2 million in 2002 primarily due to the classification of revenues from the output of the AES Warrior Run facility as Other affiliated and nonaffiliated energy services in 2002 and as Transmission services and bulk power in 2001. Partially offsetting the increase due to the AES Warrior Run facility was a decrease in sales to AE Supply.

Cost of Revenues

Purchased Energy and Transmission:  Purchased energy and transmission represents power purchases primarily from AE Supply and qualified facilities under PURPA. Purchased energy and transmission increased $35.3 million in 2003 primarily due to a 7.7 percent increase in the price paid per MWh to AE Supply and, to a lesser extent, a 3.8 percent increase in the volume purchased from AE Supply. Purchased energy and transmission increased $6.3 million in 2002 primarily due to increased purchases from AE Supply at higher prices. Under a revised rate schedule effective January 1, 2001, a portion of the electricity purchased by Potomac Edison from AE Supply is now subject to pricing at market-based rates. Potomac Edison incurred additional purchased electricity costs due to the market-based pricing component of the revised rate schedule of $12.7 million and $10.8 million in 2003 and 2002, respectively. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.”

Deferred Energy Costs, Net:  Deferred energy costs, net, are related to the recovery of net costs associated with purchases from the AES Warrior Run cogeneration facility. See “Operating Revenues” for additional details.

Other Operating Expenses

Workforce Reduction Expenses:  For the year ended December 31, 2002, Potomac Edison recorded a charge of $12.4 million, before income taxes ($7.5 million, net of income taxes) for its allocable share of the effect of the ERO and SRSP programs. These expenses occurred solely in 2002.

Operation Expense:  Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The $15.5 million increase in operation expense for 2003 is primarily due to actuarially determined reserves for potential alleged asbestos claims, and higher costs associated with employee benefits and outside services. The increase in operation expense of $2.2 million for 2002 was primarily due to increases in salaries and wages and outside services.

Depreciation and Amortization:  The $2.2 million increase in depreciation and amortization expenses for 2003 is the result of greater plant in service amounts. The increase in depreciation and amortization expenses for 2002 of $2.3 million reflects the completion of the refund to customers of the Maryland deferred fuel balance that had the effect of reducing depreciation and amortization expenses between February and October 2001 and new capital additions.

Taxes Other Than Income Taxes:  Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes, and property taxes. Taxes other than income taxes increased $8.0 million for 2003 primarily due to an adjustment for Maryland gross receipts tax, the recognition, during the third quarter of 2002, of a Maryland coal credit subject to gross receipts tax and, to a lesser extent, increased fuel taxes in 2003 offset, in part, by reduced payroll tax resulting from lower payroll expense. Taxes other than income taxes were fairly consistent in 2002 compared to 2001.

Other Income and Expenses, Net

Other income and expenses, net, represent nonoperating income and expenses before income taxes. Other income and expenses, net, increased $19.9 million for 2003 primarily due to the recognition of a $14.1 million gain related to the reapplication of SFAS No. 71 and a gain on the sale of land. See Notes 13 and 22 to the Consolidated Financial Statements for additional details. Other income and expenses, net, increased $2.9 million for 2002 due primarily to the net impact of coal brokering fees and tax credits related to the purchase of Maryland mined coal.

Interest Charges

Total interest charges decreased $2.1 million and $1.9 million in 2003 and 2002, respectively, due primarily to the reduction in short-term debt, including notes payable to affiliates. There were no debt issuances or redemptions in 2003 or 2002.

Federal and State Income Tax Expense

Income tax expense related to continuing operations was $20.7 million in 2003, $15.7 million in 2002, and $27.4 million in 2001. The effective tax rates were 33.7 percent, 32.4 percent, and 36.3 percent for 2003, 2002, and 2001, respectively. The effective tax rates for 2003 and 2002 were lower than the federal statutory tax rate primarily due to tax benefits derived from the amortization of deferred investment tax credits, plant removal costs, and the allocation of consolidated tax savings to Potomac Edison. The 2001 effective tax rate was slightly higher than the federal statutory tax rate primarily due to the effect of state income taxes, partially offset by tax benefits derived from depreciation, amortization of deferred investment tax credit, and the allocation of consolidated tax savings to Potomac Edison.

Note 14 to the Consolidated Financial Statements provides a further analysis of income taxes.

WEST PENN POWER COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Earnings Summary

Earnings were $91.7 million in 2003, $94.0 million in 2002, and $109.8 million in 2001.

Earnings for 2003 decreased by $2.3 million as compared to 2002, primarily as a result of lower net revenues due to decreased sales to industrial and wholesale customers. The decrease in earnings for 2002 of $15.8 million was primarily due to increased operating expenses, including a charge for workforce reduction expenses, partially offset by gains on sales of land.

Operating Revenues

Total operating revenues for 2003, 2002, and 2001 were as follows:

(In millions)	2003	2002	2001
Regulated electric:
Residential	$454.5	$446.6	$423.3
Commercial	266.5	265.7	244.4
Industrial	349.6	359.4	337.3
Wholesale, street lighting, and other	9.1	18.3	27.8
Transmission services and bulk power	30.9	30.4	23.4
Other affiliated and nonaffiliated energy services	23.9	32.7	58.3

Total operating revenues	$1,134.5	$1,153.1	$1,114.5

Beginning in January 2000, West Penn’s customers were permitted to choose an alternate electricity generation supplier—that is, customers had the ability to choose another provider for the generation or supply portion of their service while retaining West Penn’s T&D services. Many of those customers choosing an alternate electricity generation supplier began returning to West Penn as their electricity generation supplier. Such a return of customers to full service does not impact T&D sales since West Penn determines sales on the basis of kilowatt-hours (kWhs) delivered to customers (regardless of their electricity generation supplier). However, such a return of customers to full service results in a significant increase in revenues due to the addition of a generation charge that West Penn had not collected while the customers were using an alternate electricity generation supplier. As of December 31, 2003 and 2002, approximately 0.1 percent and 0.2 percent, respectively, of West Penn’s customers were using alternate electricity generation suppliers.

Regulated electric revenues, in total, and revenues from transmission services and bulk power sales for 2003 were relatively consistent with those for 2002. Residential revenues increased $7.9 million in 2003 due to a 2.7 percent increase in kWh sales resulting from a 7.1 percent increase in heating degree days for 2003 compared to 2002. Industrial revenues decreased $9.8 million from the prior year primarily due to a 2.7 percent decrease in kWh sales despite a slight increase in the average number of customers served. Revenues from wholesale customers decreased $9.2 million due to a 90.5 percent decline in kWh sales primarily as the result of contract expirations with three customers, in late 2002, which were not in effect in 2003.

Other affiliated and nonaffiliated energy services revenues decreased $8.8 million in 2003 primarily due to decreased revenues from AE Supply resulting from West Penn joining PJM and no longer selling excess electricity back to AE Supply.

Residential revenues increased $23.3 million in 2002 primarily due to a 2.7 percent increase in kWh sales and higher gross receipts taxes of $7.5 million. The increase in sales reflected a 47.2 percent increase in cooling degree days versus the prior year, a 3.7 percent increase in heating degree days versus the prior year, and a 0.7 percent increase in the average number of customers served. Effective January 1, 2002, the Pennsylvania Department of Revenue increased the gross receipts tax rate from 4.4 percent to 5.9 percent for electric distribution companies in the state, including West Penn. The collection of increased gross receipts taxes did not impact West Penn’s earnings, since these taxes are remitted to the state and reflected under “Taxes other than income taxes” on the consolidated statements of operations.

Commercial revenues increased $21.3 million in 2002 primarily due to a 4.6 percent increase in kWh sales, the return of choice customers to full service, and higher gross receipts taxes of $4.8 million. The increase in sales reflected increased heating and cooling degree days as mentioned above and a 1.3 percent increase in the average number of customers served.

Industrial revenues increased $22.1 million in 2002 primarily due to the return of choice customers to full service, higher gross receipts taxes of $5.9 million, and higher average rates due to sales mix variances (i.e., increases in sales to customers with higher average rates and decreases in sales to customers with lower average rates).

Wholesale, street lighting, and other revenues decreased $9.5 million in 2002 primarily due to decreased revenues from wholesale customers between April 2002 and August 2002 as a result of operational changes brought about by West Penn’s entry into the PJM Interconnection, LLC (PJM), a regional transmission organization. During this period, most of West Penn’s wholesale customers purchased their energy directly from PJM. Thus, during this period, West Penn recognized neither revenues from these customers nor associated purchased energy costs to serve them. Beginning September 1, 2002, additional operational changes resulted in West Penn again recognizing revenues from these wholesale customers and associated purchased energy costs to serve them.

Transmission services and bulk power revenues increased $7.0 million in 2002 primarily due to increased sales to non-affiliated companies through PJM. In 2001, the bulk of West Penn’s transmission services was sold to Allegheny Energy Supply Company, LLC (AE Supply), an unregulated generation affiliate. These 2001 revenues were included in “Other affiliated and nonaffiliated energy services”.

Other affiliated and nonaffiliated energy services revenues decreased $25.6 million in 2002 primarily due to decreased revenues from AE Supply. As a result of West Penn’s transfer of generating assets to AE Supply in 1999, West Penn no longer has generation available for sale, and now purchases nearly all of its electricity to serve customers who have not chosen an alternate electricity supplier, from AE Supply. Prior to West Penn joining PJM in April 2002, if West Penn purchased more electricity than was needed to serve its customers, the excess electricity purchased was sold back to AE Supply. Upon West Penn joining PJM, operational changes were made so that West Penn no longer has excess electricity to sell back to AE Supply.

Cost of Revenues

Purchased Energy and Transmission:  Purchased energy and transmission represents power purchases primarily from AE Supply and qualified facilities under the PURPA. Purchased energy and transmission decreased $2.6 million in 2003 primarily as a result of reduced purchased power from AE Supply due to a 2.6 percent decrease in MWh usage and which was partially offset by increased purchased power from a PURPA generation facility. Purchased energy and transmission increased $44.3 million in 2002 primarily due to increased purchases from AE Supply at higher prices. Increased purchases from AE Supply were due, in part, to West Penn serving choice customers who returned to West Penn as their electricity generation supplier. Under a revised rate schedule effective January 1, 2001, a portion of the electricity purchased by West Penn from AE Supply is now subject to pricing at market-based rates. West Penn incurred additional purchased electricity costs due to the market-based pricing component of the revised rate schedule of $41.9 million and $22.5 million in 2003 and 2002, respectively. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” for additional details.

Other Operating Expenses

Workforce Reduction Expenses:  For the year ended December 31, 2002, West Penn recorded a charge of $19.4 million, before income taxes ($11.4 million, net of income taxes) for its allocable share of the effect of the ERO and SRSP programs. There were no workforce reduction expenses in 2003 or 2001.

Operation Expense:  Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. Operation expense increased $1.8 million for 2003 primarily as a result of actuarially determined reserves for potential alleged asbestos claims, increased employee benefits and outside service costs, partially offset by reduced operating and maintenance, and materials and supplies costs. Operation expense increased $12.1 million in 2002 primarily due to increases in salaries and wages and outside services.

Depreciation and Amortization:  Depreciation and amortization expenses increased $5.5 million and $6.4 million in 2003 and 2002, respectively, primarily due to increased balances of property, plant, and equipment placed in service.

Taxes Other Than Income Taxes:   Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes.

Taxes other than income taxes increased $2.8 million in 2003 primarily due to a favorable gross receipts tax adjustment recorded in 2002 but not in 2003 and an increase in sales tax expense. These amounts were partially offset by a decrease in capital stock/franchise tax due to lower income and a decrease in payroll tax resulting from lower payroll tax expense.

Total taxes other than income taxes increased $9.3 million in 2002 primarily due to increased Pennsylvania gross receipts taxes in 2002. See “Operating Revenues” above for additional details on the increase in Pennsylvania gross receipts taxes in 2002.

Other Income and Expenses, Net

Other income and expenses, net, represent nonoperating income and expenses before income taxes. Other income and expenses, net, decreased $5.9 million in 2003 primarily due to the lower gains on land sales in 2003 compared to those in 2002. Other income and expenses, net, increased $22.9 million in 2002 primarily due to gains on Canaan Valley land sales of $20.5 million.

Interest Charges

Total interest charges decreased $7.0 million and $4.4 million in 2003 and 2002, respectively, primarily due to lower average long-term debt levels due to the repayment of $70.3 million of transition bonds during 2002.

Federal and State Income Tax Expense

Income tax expense on continuing operations was $40.5 million in 2003, $44.5 million in 2002, and $54.2 million in 2001. The effective tax rates were 30.5 percent, 32.1 percent, and 33.0 percent for 2003, 2002, and 2001, respectively. The effective tax rates for these years are lower than the federal statutory tax rate primarily as a result of tax benefits derived from the allocation of consolidated tax savings to West Penn and the amortization of deferred investment tax credits.

Note 14 to the Consolidated Financial Statements provides a further analysis of income taxes.

ALLEGHENY GENERATING COMPANY—RESULTS OF OPERATIONS

Earnings Summary

Earnings were $20.8 million in 2003, $18.6 million in 2002, and $20.3 million in 2001.

Earnings increased $2.2 million in 2003 as a result of increased revenues partially offset by increased income taxes resulting from higher pre-tax income. Earnings decreased $1.7 million in 2002 as a result of lower revenues partially offset by reduced income taxes resulting from lower pre-tax income.

Affiliated Operating Revenues

Affiliated operating revenues were $70.5 million in 2003, $64.1 million in 2002, and $68.5 million in 2001.

AGC’s only operating assets are an undivided 40 percent interest in the Bath County, Virginia, pumped-storage hydroelectric station and its connecting transmission facilities. During 2003, AGC increased its investment in these facilities through the expenditure of $8.7 million for the upgrade and overhaul of the Bath County station, the majority of which is included in construction work in progress on the balance sheet at December 31, 2003. AGC has no plans for construction of any other major facilities.

Pursuant to an agreement, AGC’s parents, AE Supply and Monongahela (collectively, the Parents) purchase all of AGC’s capacity in the station priced under a “cost-of-service formula” wholesale rate schedule approved by the FERC. Under this arrangement, AGC recovers in revenues all of its operation expense, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parents’ power supply agreement with AGC effective January 1, 1999. This amendment sets the generation demand for each Parent proportional to its ownership in AGC. Previously, demand for each Parent fluctuated due to customer usage. Revenues have increased in 2003 primarily as a result of the return on investment generated by AGC’s additional investment in the facilities and the additional capital contribution of $40 million from the Parents.

Operating Expenses

Operation Expense:  Operation expense primarily includes salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. Operation expense for 2003 has remained relatively consistent with those in 2002 and 2001.

Depreciation Expense:  Depreciation expense is determined on a straight-line method based on estimated services lives of depreciable property. Since the Bath County station upgrade and overhaul has not been placed into operational status as of December 31, 2003, no depreciation expense has been recorded for this asset during the current year. As there have been no other material additions or retirements of property, plant and equipment, depreciation charges have remained relatively consistent for 2003, 2002, and 2001.

Taxes Other Than Income Taxes:  Taxes other than income taxes primarily includes payroll taxes and property taxes. Taxes other than income taxes for 2003 are fairly consistent with those in 2002 and 2001.

Interest On Debt

Changes in interest on debt and other interest between 2003, 2002, and 2001 were due to changes in the amount of short-term debt outstanding and changes in short-term interest rates.

Federal and State Income Tax Expense

Income tax expense on continuing operations was $12.0 million in 2003, $7.5 million in 2002, and $10.2 million in 2001. The effective tax rates were 36.5 percent, 28.8 percent, and 33.4 percent for 2003, 2002, and 2001, respectively.

The 2003 effective tax rate was slightly higher than the federal statutory tax rate as a result of the effect of state income taxes and was partially offset by tax benefits derived from the allocation of consolidated tax savings to AGC. The effective tax rate for 2002 was lower than the federal statutory tax rate primarily due to tax benefits derived from the allocation of consolidated tax savings to AGC, the amortization of deferred investment tax credits, and depreciation. These benefits were partially offset by the effect of state income taxes. The effective tax rate for 2001 was slightly lower than the federal statutory tax rate as a result of tax benefits derived from the allocation of consolidated tax savings to AGC and amortization of deferred investment tax credits. These benefits were partially offset by the effect of state income taxes.

Note 14 to the Financial Statements provides a further analysis of income taxes.

FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and acquisitions and construction programs, Allegheny and its subsidiaries have used internally generated funds (net cash provided by operations less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, Allegheny’s and its subsidiaries’ cash needs, and capital structure objectives of Allegheny. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

During February and March 2003, Allegheny issued $2,397.8 million of long-term debt (including letters of credit) to repay short-term and long-term indebtedness and for other corporate purposes.

This aggregate amount, referred to as the Borrowing Facilities, is shown below by registrant (see Note 3 to the Consolidated Financial Statements for the defined terms of these facilities):

(In millions)	AE	AE Supply	Monongahela	Total
Unsecured facility (a)	$305.0	$—	$—	$305.0
Unsecured credit facility	25.0	—	10.0	35.0
Refinancing Credit Facility	—	987.7	—	987.7
Credit facility	—	420.0	—	420.0
Springdale Credit facility	—	270.1	—	270.1
Amended Notes	—	380.0	—	380.0

Total	$330.0	$2,057.8	$10.0	$2,397.8

(a)	AE, Monongahela and West Penn are listed as the designated borrowers under this facility; however, AE had utilized the full facility amount.

Of the amounts listed above, the $25.0 million unsecured credit facility at AE was repaid in July 2003, $33.0 million of the $305.0 million unsecured credit facility at AE was repaid during 2003, and $250 million of the $420 million credit facility at AE Supply was repaid in December 2003. The $10 million unsecured credit facility at Monongahela was renegotiated as part of a $55 million revolving facility of which $53.6 million was drawn and the remainder is no longer available.

Redemptions of all other indebtedness, by registrant, during 2003 are listed below:

(In millions)	AE Supply	Monongahela	West Penn	AGC	Total
Medium Term Notes	$120.0	$43.5	$—	$—	$163.5
Note Purchase Agreements	61.5	3.4	—	—	64.9
Pollution Control Bonds	2.9	16.2	—	—	19.1
Debentures	—	—	—	50.0	50.0
Transition Bonds	—	—	76.0	—	76.0

Total	$184.4	$63.1	$76.0	$50.0	$373.5

Allegheny may seek to engage in further financings to support capital expenditures and to maintain working capital. In addition, Allegheny’s wholesale marketing, energy trading, fuel procurement, and risk management activities require direct and indirect credit support. As of December 31, 2003, Allegheny had total indebtedness of $5,725.9 million.

Private Placement.  On July 24, 2003, Allegheny raised $291 million ($275 million after deducting various fees and placement agents’ commissions) from the issuance to Allegheny Capital Trust I, a special purpose finance subsidiary of AE (Capital Trust), of units comprised of $300 million principal amount of 11 7/8% Notes due 2008 and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are attached to the notes and may be exercised only through the tender of the notes. Capital Trust obtained the proceeds required to purchase the units by issuing $300 million total liquidation amount of its 11 7/8% Mandatorily-Convertible Trust Preferred Securities to investors in a private placement. The preferred securities entitle the holders to distributions on a corresponding principal amount of notes and to direct the exercise of warrants attached to the notes in order to effect the conversion of the preferred securities into AE common stock. AE guarantees Capital Trust’s payment obligations on the preferred securities. In accordance with GAAP, Allegheny’s consolidated balance sheet reflects the notes as long-term debt. The notes and AE’s guarantee of the preferred securities are subordinated only to the AE indebtedness arising under the New Loan Facilities (as described in “First Quarter 2004 Liquidity Event”) .

Asset Sales

Conemaugh Generating Station.  On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Corporation, for approximately $46.3 million in cash and a contingent amount of $5.0 million which was received on March 3, 2004 after satisfaction of certain post-closing obligations. The sale resulted in a loss to AE Supply of $28.5 million before income taxes in 2003, without considering the contingent amount.

Fellon-McCord and Alliance Energy Services, LLC.  Effective December 31, 2002, Allegheny Ventures sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC (Alliance Energy Services), a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million. The proceeds from this sale were received in January, 2003.

Land Sales.  In July 2003, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, completed the sale of approximately 5,600 acres of land in Preston County, West Virginia to Allegheny Wood Products, Inc., which is not affiliated with Allegheny, for a net sales price of $9.6 million.

Terminated Trading Payments

In 2002, AE Supply was in default under its principal credit agreement after it declined to post additional collateral in favor of several trading counterparties. This default resulted in 24 trading counterparties terminating trades with Allegheny by December 31, 2002. Of these trading counterparties, Allegheny settled with nine counterparties for a net cash inflow of $6.8 million in 2002. As of December 31, 2002, Allegheny had recorded accounts receivable of $9.0 million for payments due from terminated trading counterparties and had recorded accounts payable of $40.6 million due to terminated trading counterparties. In early 2003, Allegheny established and maintained payment schedules with the remaining counterparties and settled the $40.6 million of accounts payable amounts and collected the $9.0 million of accounts receivable amounts during 2003. There were no amounts outstanding as of December 31, 2003 related to this matter.

Other Matters Concerning Liquidity and Capital Requirements

Allegheny has various obligations and commitments to make future cash payments under contracts such as debt instruments, lease arrangements, fuel agreements, and other contracts. The tables below provide a summary of the payments due by period for these obligations and commitments, by registrant, as of December 31, 2003 without taking into regard the New Loan Facilities entered into in March 2004 (See “First Quarter 2004 Liquidity Event”). This table does not include capacity contract commitments that were accounted for under fair value accounting, as discussed under “Operating Revenues,” or contingencies.

Allegheny

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments by December 31, 2004	Payments from January 1, 2005, to December 31, 2006	Payments from January 1, 2007, to December 31, 2008	Payments from January 1, 2009, and beyond	Total
Long-term debt due within one year*	$544.8	$—	$—	$—	$544.8
Long-term debt*	—	2,114.2	940.8	2,094.4	5,149.4
Short-term debt	53.6	—	—	—	53.6
Capital lease obligations	13.6	24.9	7.5	1.0	47.0
Operating lease obligations	10.6	14.0	10.2	35.8	70.6
PURPA purchased power	199.7	407.3	419.9	4,070.3	5,097.2
Fuel purchase commitments	389.1	351.3	62.3	—	802.7

Total	$1,211.4	$2,911.7	$1,440.7	$6,201.5	$11,765.3

AE Supply

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments by December 31, 2004	Payments from January 1, 2005, to December 31, 2006	Payments from January 1, 2007, to December 31, 2008	Payments from January 1, 2009, and beyond	Total
Long-term debt due within one year*	$350.0	$—	$—	$—	$350.0
Long-term debt*	—	1,029.5	471.7	1,241.4	2,742.6
Capital lease obligations	0.3	0.2	—	—	0.5
Operating lease obligations	6.5	10.6	9.6	35.3	62.0
Fuel purchase commitments	294.7	277.9	49.1	—	621.7

Total	$651.5	$1,318.2	$530.4	$1,276.7	$3,776.8

Monongahela

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments by December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt due within one year*	$3.3	$—	$—	$—	$3.3
Long-term debt*	—	306.6	47.1	363.6	717.3
Short-term debt	53.6	—	—	—	53.6
Capital lease obligations	4.7	9.4	3.0	0.1	17.2
Operating lease obligations	1.2	0.9	0.1	—	2.2
PURPA purchased power	57.6	117.2	118.8	1,258.8	1,552.4
Fuel purchase commitments	94.5	73.2	13.2	—	180.9

Total	$214.9	$507.3	$182.2	$1,622.5	$2,526.9

Potomac Edison

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments by December 31, 2004	Payments from January 1, 2005, to December 31, 2006	Payments from January 1, 2007, to December 31, 2008	Payments from January 1, 2009, and Beyond	Total
Long-term debt*	$—	$100.0	$—	$320.0	$420.0
Capital lease obligations	3.0	6.0	2.7	—	11.7
Operating lease obligations	0.9	0.7	—	—	1.6
PURPA purchased power	95.2	188.7	194.3	2,213.0	2,691.2

Total	$99.1	$295.4	$197.0	$2,533.0	$3,124.5

West Penn

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments by December 31, 2004	Payments from January 1, 2005, to December 31, 2006	Payments from January 1, 2007, to December 31, 2008	Payments from January 1, 2009, and Beyond	Total
Long-term debt due within one year*	$157.7	$—	$—	$—	$157.7
Long-term debt*	—	148.8	124.2	80.0	353.0
Capital lease obligations	4.1	8.2	1.2	—	13.5
Operating lease obligations	1.2	0.9	0.1	—	2.2
PURPA purchased power	46.9	101.4	106.8	598.5	853.6

Total	$209.9	$259.3	$232.3	$678.5	$1,380.0

*	Does not include unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133 (see Note 9 to the Consolidated Financial Statements).

Allegheny’s aggregate capital expenditures, including construction expenditures, for it and all of its subsidiaries for 2004 and 2005 are estimated at $301.8 million and $341.9 million, respectively. These estimated expenditures include $72.0 million and $125.5 million, respectively, for environmental control technology. See Note 24 to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements-Allegheny

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows—Allegheny

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends was $370.1 million in 2003, compared with $175.3 million in 2002.

During 2003 and 2002, cash flows from operations were $370.1 million and $325.8 million, respectively. Significant cash flows from operating activities included:

2003:

•	$47.7 million in payments to terminate various energy trading contracts;
•	$354 million in proceeds from the sale of the CDWR contract, and related hedges, to J. Aron & Company;
•	$214 million in payments to Williams and LV Cogen to terminate two tolling agreements;

•	$64.9 million in payments for contributions to Allegheny’s plans for pensions and postretirement benefits other than pensions;
•	$267 million in proceeds associated with refunds related to federal and state income taxes;
•	$434 million in payments for interest associated with various borrowing agreements;
•	$20 million in payments to consultants and other outside service providers; and
•	$19.5 million in payments for various restructuring charges related to 2002 activity.

2002:

•	$139.4 million in payments as a result of settling energy trading contracts;
•	$5.3 million in payments for contributions to Allegheny’s plans for pensions and postretirement benefits other than pensions;
•	$220 million in proceeds associated with refunds related to federal and state income taxes;
•	$289.9 million in payments for interest associated with various borrowing agreements; and
•	$10 million in payments for various restructuring charges.

During 2003 and 2002, cash flows used in investing were $546.2 million and $378.8 million, respectively. Significant cash flows used in investing activities included:

2003:

•	$318.4 million for the acquisition of the Springdale generating facility;
•	$254.5 million for construction expenditures; and
•	$57.6 million in proceeds from the sales of assets during 2003.

2002:

•	$403.1 million for construction expenditures; and
•	$22.3 million in proceeds from the sale of a business during 2002.

During 2003 and 2002, cash flows from financing were $500.5 million and $219.2 million, respectively. Significant cash flows from financing activities included:

2003:

•	$2,397.8 million in proceeds from the issuance of debt under the Borrowing Facilities;
•	$1,637.8 million in payments for the repayment of short-term debt;
•	$373.5 million in payments for the retirement of notes, bonds, and other long-term debt;
•	$308 million in payments for the retirement of various amounts under the Borrowing Facilities; and
•	$46.4 million in payments for costs associated with the Borrowing Facilities.

2002:

•	$730 million in proceeds from the issuance of notes, bonds, and other long-term debt;
•	$740 million in payments for the retirement of notes, bonds, and other long-term debt; and
•	$150.6 million in payments for cash dividends paid on common stock.

Cash Flows—AE Supply

Internal generation of cash, consisting of cash flows from operations reduced by dividends was a use of cash in 2003 and 2002 of $28.9 million and $132.0 million, respectively.

During 2003 and 2002, cash flows used in operations were $26.1 million and $34.0 million, respectively. Significant cash flows used in operating activities included:

2003:

•	$47.7 million in payments to terminate various energy trading contracts;
•	$354 million in proceeds from the sale of the CDWR contract, and related hedges, to J. Aron & Company;
•	$214 million in payments to Williams and LV Cogen to terminate two tolling agreements; and
•	$261.6 million in payments for interest.

2002:

•	$139.4 million in payments as a result of settling energy trading contracts; and
•	$143.2 million in payments for interest.

During 2003 and 2002, cash flows used in investing were $390.1 million and $235.5 million, respectively. Significant cash flows used in investing activities included $318.4 million in payments for the acquisition of the Springdale generating facility and $95.3 million for construction expenditures in 2003, and $206.6 million in payments for construction expenditures in 2002.

During 2003 and 2002, cash flows from financing were $608.5 million and $307.4 million, respectively. Significant cash flows from financing activities included:

2003:

•	$2,057.8 million in payments from the issuance of debt under the Borrowing Facilities;
•	$223.4 million in proceeds from a contribution from the parent;
•	$250 million in payments for the retirement of a portion of the unsecured credit facility that was part of the Borrowing Facilities; and
•	$184.4 million in payments for the retirement of other indebtedness.

2002:

•	$550 million from the issuance of notes, bonds, and other long-term debt;
•	$635.6 million in payments for the retirement of notes, bonds, and other long-term debt;
•	$194.9 million in payments for the repayment of notes payable to parent and affiliates; and
•	$98.0 million in payments for cash dividends paid to parent.

Cash Flows—Monongahela

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends was $69.3 million in 2003, compared with $101.6 million in 2002.

During 2003 and 2002, cash flows from operations were $117.9 million and $178.4 million, respectively. Significant cash flows from operating activities included $35.2 million from the net decrease in taxes receivable/accrued and $41.1 million from the increase in noncurrent income taxes payable.

During 2003 and 2002, cash flows used in investing were $78.7 million and $89.4 million, respectively. Significant cash flows used in investing activities included $68.2 million and $92.4 million in payments for construction expenditures, respectively.

During 2003 and 2002, cash flows used in financing were $50.4 million and $38.3 million, respectively. Significant cash flows used in financing activities included:

2003:

•	$63.1 million in payments for the retirement of notes, bonds, and other long-term debt;
•	$48.6 million in payments for dividends paid on capital stock; and
•	$53.6 million in proceeds from the issuance of short-term debt.

2002:

•	$76.8 million in payments for cash dividends paid on capital stock;
•	$33.9 million in payments for retirement of various indebtedness;
•	$14.4 million in net payments for the retirement and borrowing of short-term debt; and
•	$83.0 million from proceeds of notes receivable issued to affiliates.

Cash Flows—Potomac Edison

Internal generation of cash, consisting of cash flows from operations reduced by common dividends was $89.8 million in 2003, compared with $96.5 million in 2002.

During 2003 and 2002, cash flows from operations were $120.3 million and $114.8 million, respectively. Significant cash flows from operating activities included:

2003:

•	$14.7 million from the net decrease in taxes receivable/accrued;
•	$12.3 million from the increase in noncurrent income taxes payable; and
•	$11.5 million from the decrease in accounts receivable.

2002:

•	$45.2 million from the increase in noncurrent income taxes payable.

During 2003 and 2002, cash flows used in investing were $52.7 million and $45.8 million, respectively, and are primarily comprised of construction expenditures.

During 2003 and 2002, cash flows used in financing were $38.9 million and $67.5 million, respectively. Significant cash flows used in financing activities included:

2003:

•	$30.4 million in payments for cash dividends paid on common stock; and
•	$8.5 million in payments for notes payable to affiliates.

2002:

•	$24.9 million in payments for notes payable to affiliates.
•	$24.2 million in net repayments for the retirement/borrowing of short-term debt amounts; and
•	$18.4 million in payments for cash dividends paid on common stock.

Cash Flows—West Penn

Internal generation of cash, consisting of cash flows from operations reduced by common dividends was $143.3 million in 2003, compared with $158.3 million in 2002.

During 2003 and 2002, cash flows from operations were $187.4 million and $198.7 million, respectively. Significant cash flows from operating activities included $21.4 million from the increase in noncurrent income taxes payable and $18.2 million from the increase in accounts payable in 2003, and $24.0 million from the increase in noncurrent income taxes payable in 2002.

During 2003 and 2002, cash flows used in investing were $35.6 million and $37.4 million, respectively. Significant cash flows used in investing activities included $36.1 million in payments for construction expenditures in 2003, and $57.6 million in payments for construction expenditures and $20.9 million in proceeds from land sales in 2002.

During 2003 and 2002, cash flows used in financing were $120.1 million and $129.8 million, respectively. Significant cash flows used in financing activities included:

2003:

•	$76.0 million for the retirement of notes, bonds, and other long-term debt; and
•	$44.1 million for cash dividends paid on common stock.

2002:

•	$173.9 million in payments for the retirement of notes, bonds, and other long-term debt;
•	$40.4 million in payments for cash dividends paid on common stock; and
•	$80.0 million in proceeds from the issuance of notes, bonds, and other long-term debt.

Cash Flows—AGC

Internal generation of cash, consisting of cash flows from operations reduced by common dividends was $43.9 million in 2003, compared with $11.3 million in 2002.

During 2003 and 2002, cash flows from operations were $56.4 million and $25.3 million, respectively. Significant cash flows from operating activities included $14.3 million from the net decrease in taxes receivable/accrued and $10.8 million from the net decrease in accounts receivable from/payable to affiliates in 2003, and $5.3 million from the net decrease in taxes receivable/accrued in 2002.

During 2003 and 2002, cash flows used in investing were $8.7 million and $1.4 million, respectively, which represent payments for construction expenditures.

During 2003 and 2002, cash flows used in financing were $47.5 million and $21.7 million, respectively. Significant cash flows used in financing activities included:

2003:

•	$55.0 million for repayments of short-term debt;
•	$50.0 million in payments for the retirement of long-term debt;
•	$12.5 million in payments for cash dividends paid on common stock;
•	$40.0 million in proceeds from a contribution received from the Parents;
•	$55.0 million from the proceeds of a note payable issued to AE Supply; and
•	$25 million in repayments of the note payable issued to AE Supply.

2002:

•	$62.9 million for the repayment of a note payable issued to parent and affiliate;
•	$14.0 million in payments for cash dividends paid on common stock; and
•	$55.0 million in proceeds from the issuance of short-term debt.

Financing

Common Stock:

There were an insignificant number of shares issued during 2003 in accordance with AE’s Dividend Reinvestment and Stock Purchase Plan, Long-Term Incentive Plan, and Employee Stock Ownership and Savings Plan. During 2002, AE issued 1.3 million shares of its common stock for $26.7 million under these benefit plans.

There were no other shares of common stock repurchased in 2003 and 2002.

On May 2, 2001, AE completed a public offering of its common stock, selling a total of 14.3 million shares at $48.25 per share. A portion of the net proceeds of approximately $667.0 million was used to partially fund AE Supply’s acquisition of generating facilities located in the Midwest.

Long-term Debt:  See Note 3 to the Consolidated Financial Statements for additional details regarding debt issued and redeemed during 2003, 2002, and 2001, and the New Loan Facilities entered into in March 2004.

Short-term Debt:  Allegheny has $53.6 million of short-term debt outstanding at December 31, 2003, which represents a bridge loan outstanding at Monongahela that has a term of 364 days, and was issued in September 2003. As a result of the New Loan Facilities, AE, under its $200 million revolving credit facility, will have the ability to issue $100 million of letters of credit. See Note 15 to the Consolidated Financial Statements for additional details regarding short-term debt activity during 2002 and 2001.

Operating Lease Transactions:  In November 2001, AE Supply entered into an operating lease transaction to finance construction of a 630 MW generating facility in St. Joseph County, Indiana. As of December 31, 2002, AE Supply recorded the facility on its consolidated balance sheet as a result of lessor reimbursement for construction expenditures. As a result, AE Supply recorded approximately $415.5 million of debt related to this obligation, including costs associated with terminating the project, on its consolidated balance sheet at December 31, 2002. In February 2003, AE Supply purchased the project by assuming $380.0 million of the lessor’s long-term debt (the A-Notes) and paying an additional $35.5 million. See Note 3 “Capitalization” to the Consolidated Financial Statements for additional information. Following the purchase of the facility, Allegheny terminated the project resulting in a write-off of $192.0 million, before income taxes ($118.4 million, net of income taxes).

In November 2000, AE Supply entered into an operating lease transaction to finance construction of a 540 MW generating facility in Springdale, Pennsylvania. In February 2003, AE Supply purchased the facility for $318.4 million financed with debt, which was part of the Borrowing Facilities. The facility went into commercial operation in July 2003. This facility includes two natural gas-fired combustion turbines and one steam turbine. The Springdale facility was the final active new facility construction project in AE Supply’s pipeline. AE Supply has suspended or terminated all other commenced and planned new facility construction activities.

Change in Credit Ratings

On May 8, 2003, Standard and Poor’s Ratings Services (“S&P”) lowered its corporate credit rating on AE, AE Supply and other subsidiaries. AE’s corporate credit rating was lowered to “B” from “BB-” and all ratings were removed from Credit Watch and placed on negative outlook. S&P quoted a reliance on asset sales under challenging industry conditions to bolster liquidity as the basis for its negative outlook. AE Supply’s senior unsecured rating was downgraded to CCC+. On February 17, 2004, S&P reaffirmed its ratings and moved the outlook to stable and provided ratings for the New Loan Facilities.

On July 1, 2003, Moody’s Investor’s Service (“Moody’s”) downgraded AE’s senior unsecured ratings to “B2” from “B1” and AE Supply’s senior unsecured ratings to “B3” from “B1”. The ratings of the utility affiliates were also downgraded, with all ratings under review for possible further downgrade. Moody’s rating action reflected its concerns regarding Allegheny’s liquidity and limited financial flexibility in the near and intermediate term, weak operating cash flow relative to consolidated debt levels, pressures on cash flow and earnings due to the renegotiated power sales contract and execution risk with Allegheny’s plan to meet the debt repayment schedule and strengthen its balance sheet.

On January 28, 2004, Moody’s affirmed the ratings of AE, AE Supply and other subsidiaries while moving the outlook to stable. On February 12, 2004, Moody’s assigned ratings to the New Loan Facilities and upgraded AE Supply’s Statutory Trust Secured Debt to B1 from B2.

On February 12, 2004, Fitch IBCA Ratings Services (“Fitch”) affirmed the ratings of AE, AE Supply and other subsidiaries while moving the outlook to stable. In addition, Fitch assigned ratings to the New Loan Facilities and upgraded AE Supply’s Statutory Trust Secured Debt to BB- from B+.

The following table lists the credit ratings, by registrant, of Allegheny. See Note 3 to the Consolidated Financial Statements for a description of the defined debt terms at AE and AE Supply under the New Loan Facilities.

	Moody’s	S&P	Fitch
Outlook	Stable	Stable	Stable
Effective Date	February 12, 2004	February 17, 2004	February 12, 2004
AE
Unsecured debt	B2	CCC+	BB-
Trust preferred securities	B3	CCC+	B+
AE Supply
Unsecured debt	B3	CCC+	B-
Term B Loans (including Term B Springdale Loan) and Term C Loan	B1	B	BB-
Pollution Control Bonds	NR	NR	AAA
AE Supply Statutory Trust–Secured Debt	B1	NR	BB-
Monongahela
First Mortgage Bonds (Secured)	Ba1	BB-	BBB
Unsecured debt	Ba2	B-	BBB-
Preferred stock	B1	CCC+	BB+
Potomac Edison
First Mortgage Bonds (Secured)	Ba1	BB-	BBB
Unsecured debt	Ba2	B-	BBB-
West Penn
Transition Bonds	Aaa	AAA	AAA
Unsecured debt	Ba1	B	BBB-
AGC
Unsecured debt	B3	CCC+	B-

Derivative Instruments and Hedging Activities

Allegheny follows SFAS No. 133 for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standards require that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in earnings or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

2003 and 2002 Activity

The fair value of AE Supply’s trading portfolio is primarily comprised of interest rate swap agreements which represent a liability of $59.5 million and $84.6 million as of December 31, 2003 and 2002, respectively. These are accounted for at fair value on the consolidated balance sheets.

On March 19, 2002, AE Supply entered into two treasury lock agreements to hedge its exposure to changing United States Treasury interest rates on the forecasted issuance of long-term, fixed-rate debt in April 2002. These treasury lock agreements were accounted for as cash flow hedges. In April 2002, these contracts were settled at a loss of $1.6 million, before income taxes ($1.0 million, net of income taxes). The unrealized loss was recorded in other comprehensive income. In April 2002, AE Supply began reclassifying to earnings the amounts in accumulated other comprehensive income for these treasury lock agreements over the life of the 10-year debt. For 2003 and 2002, $0.1 million, before income taxes ($0.1 million, net of income taxes), was reclassified from accumulated other comprehensive income to earnings.

On August 1, 2000, Allegheny issued a $165.0 million 7.75 percent fixed-rate note and a $135.0 million 7.75 percent fixed-rate note. Each note matures on August 1, 2005, and requires semi-annual interest payments on August 1 and February 1. On April 24, 2002, Allegheny entered into an interest rate swap to convert the notes’ fixed rates to variable rates for the notes’ remaining terms. Under the terms of the swap, Allegheny received interest at a fixed-rate of 7.75 percent and paid interest at a variable rate equal to the three-month LIBOR plus a fixed spread. Allegheny designated the swap as a fair-value hedge of changes in the general level of market interest rates. During September 2002, the interest rate swap was terminated by Allegheny at its fair value of $11.3 million. As a result, Allegheny has discontinued its fair value hedge accounting. The increase in the carrying amount of the fixed-rate notes of $11.3 million as a result of the fair value hedge accounting is being amortized over the remaining life of the notes. For 2003 and 2002, $3.8 million and $1.5 million, respectively, before income taxes ($2.3 million and $0.9 million, respectively, net of income taxes), was amortized to the consolidated statements of operations.

During 2002, AE Supply recognized a net unrealized loss of $2.6 million related to derivative instruments associated with the delivery of electricity, that did not qualify for the normal purchases and sales exception under SFAS No. 133.

Fellon-McCord and Alliance Energy Services—Sold in 2002

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

Alliance Energy Services’ primary strategy was to minimize its market risk exposure with respect to its forecasted physical natural gas sales contracts to its customers by entering into offsetting financial and physical natural gas purchase and transportation contracts. The transactions executed under this strategy were accounted for as cash flow hedges, with the fair value of the offsetting contracts recorded as assets and liabilities on the consolidated balance sheets and changes in fair value for these contracts recorded to other comprehensive income. For 2002, an unrealized gain of $31.2 million, net of reclassifications to earnings, income taxes, and minority interest, was recorded to other comprehensive income for these contracts. For 2001, an unrealized loss of $18.9 million, net of reclassifications to earnings and income taxes, was recorded to other comprehensive income for these contracts. These hedges were highly effective during 2002 and 2001.

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

As a result of Allegheny Ventures’ sale of Fellon-McCord and Alliance Energy Services, Allegheny’s consolidated balance sheets as of December 31, 2003 and 2002, do not include any amounts for the fair value of Alliance Energy Services’ derivative instruments.

2001 Activity

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

AE Supply also had certain option contracts that met the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, AE Supply recorded an asset of $0.1 million and a liability of $52.4 million on its consolidated balance sheet based on the fair value of these contracts. In accordance with SFAS No. 133, AE Supply recorded a charge of $31.1 million against earnings, net of income taxes ($52.3 million, before income taxes), for these contracts as a change in accounting principle on January 1, 2001. As of December 31, 2001, these contracts had expired, thus reducing their fair value to zero. The total change in fair value of $52.3 million for these contracts during 2001 was recorded through operating revenues on the consolidated statement of operations.

NEW ACCOUNTING STANDARDS

Effective January 1, 2003, Allegheny adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. Allegheny recorded retirement obligations primarily related to ash landfills, underground and above-ground storage tanks, and natural gas wells.

The effect of adopting SFAS No. 143 on Allegheny’s consolidated financial statements effective January 1, 2003, was as follows:

(In millions)	Property, Plant, and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (AROs)	Decrease in Pre-Tax Income	Decrease in Net Income
AE Supply	$0.3	$—	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(0.8)	(0.4)
Potomac Edison	0.1	—	0.2	(0.1)	(0.1)
West Penn	—	—	1.2	(1.2)	(0.7)

Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

The accumulated provision for future cost of removal related to electric utility plant, for which there is no related asset retirement obligation, of $386.4 million and $365.3 million, as of December 31, 2003 and 2002, respectively, is subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” These amounts are classified as regulatory liabilities in the consolidated balance sheets as of December 31, 2003 and 2002.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendment set forth in SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. There was no material impact on Allegheny’s financial statements from the adoption of SFAS No. 149.

In July 2003, the Emerging Issue Task Force (EITF) reached a consensus on EITF 03-11, “Reporting Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, and Not Held for Trading Purposes,” as defined in EITF 02-3. EITF 03-11 addresses classification of income statement related amounts for derivative contracts. The task force reached a consensus that determining whether realized gains or losses on physically settled derivative contracts not “held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Allegheny will implement EITF 03-11 on January 1, 2004. Allegheny does not expect the impact of adopting EITF 03-11 to be material to its results of operations or financial condition.

On December 31, 2003, Allegheny adopted FASB Interpretation No. 46 (revised December, 2003), “Consolidation of Variable Interest Entities,” (FIN 46R) which addresses the consolidation of “variable interest entities” (VIEs) for its interests in special purpose entities. FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Allegheny adopted the provisions of FIN 46R, as of December 31, 2003, for its interest in variable interest entities that are considered special purpose entities. The adoption of FIN 46R had no material impact on Allegheny’s consolidated results of operations, financial position or statements of cash flows.

Allegheny is required to adopt FIN 46R for its interest in variable interest entities that are not considered special purpose entities no later than March 31, 2004. Allegheny does not expect the impact of adopting FIN 46R for these interests to be material to its results of operations, financial position, or statements of cash flows.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-1 permits the sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), and requires certain disclosures pending further consideration of the underlying accounting issue. The Act, signed into law in December 2003, introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (part D).

As of December 31, 2003, Allegheny has elected to follow the deferral provisions of FSP No. 106-1. In accordance with this FSP, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in Allegheny’s consolidated financial statements or accompanying notes do not reflect the effects of the Act on its plans. Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending; such guidance, when issued, may require Allegheny to change previously reported information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ALLEGHENY ENERGY, INC. AND ALLEGHENY ENERGY SUPPLY, LLC, AND SUBSIDIARIES

During 2003, Allegheny and AE Supply focused on reducing risk, optimizing the value of their generating facilities, reducing the effect and amount of mark-to-market earnings, and prudently managing and protecting the value associated with the existing positions in Allegheny’s and AE Supply’s wholesale energy markets transactions portfolio.

Allegheny and AE Supply remain exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity, natural gas, and other energy-related commodities. The interest rate risk exposure results from changes in interest rates related to interest rate swaps, and variable- and fixed-rate debt. Allegheny is mandated by its Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny’s Corporate Energy Risk Policy was adopted by its Board of Directors and is monitored by a Risk Management Committee chaired by its Chief Executive Officer and composed of senior management. An independent risk management group within Allegheny actively measures and monitors the risk exposures to ensure compliance with the policy and that it is periodically reviewed.

To manage the financial exposure to commodity price fluctuations in its wholesale transactions portfolio, fuel procurement, power marketing, natural gas supply, and risk management activities, Allegheny, through AE Supply, enters into contracts, such as electricity and natural gas purchase and sale commitments, to hedge the risk exposure. However, Allegheny does not hedge the entire exposure of its operations from commodity price volatility for a variety of reasons. To the extent Allegheny does not hedge against commodity price volatility, its consolidated results of operations, cash flows, and consolidated financial position may be affected either favorably or unfavorably by a shift in the forward price curves and spot commodity prices.

AE Supply’s wholesale energy business enters into certain contracts for the purchase and sale of electricity. Certain of these contracts are recorded at their fair value and are an economic hedge for the generating facilities. For accounting purposes, the generating facilities are recorded at historical cost less depreciation. As a result, Allegheny’s results of operations and financial position can be favorably or unfavorably affected by a change in forward market prices used to value the contracts, since there is not an offsetting adjustment to the recorded cost of the generating facilities.

Of its commodity-driven risks, Allegheny is primarily exposed to risks associated with the wholesale electricity markets, including the generation, fuel procurement, power marketing, and transacting of electricity. Allegheny’s wholesale activities principally consist of transacting in over-the-counter forward contracts, and swaps for the purchase and sale of electricity and natural gas. The majority of these contracts represent commitments to purchase or sell electricity at fixed prices in the future. Allegheny’s forward contracts generally require physical delivery of electricity. The swap contracts generally require financial settlement.

In 2003, Allegheny’s exposure to variable interest rates increased. In February 2003, Allegheny announced that it and AE Supply had entered into agreements with lenders for the Borrowing Facilities totaling $2,447.8 million. The Borrowing Facilities’ interest rates are based upon a fixed spread over LIBOR. Also, the interest rates payable by AE Supply under certain parts of the Borrowing Facilities are dependent on AE Supply’s credit rating. Should AE Supply’s credit rating decline below its current rating, the rate of interest AE Supply would be required to pay would increase. A one percent increase in the variable interest rate under the Borrowing Facilities would increase Allegheny’s interest expense for 2004 by approximately $15.7 million. AE and AE Supply entered into the New Loan Facilities in March 2004, which repaid the Borrowing Facilities and carry the same risks as those under the Borrowing Facilities. Accordingly, a one percent increase in the variable interest rate under the New Loan Facilities would increase Allegheny’s projected interest expense in 2004 by approximately $15.5 million, on an annual basis.

Credit Risk

Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. The credit standing of counterparties is established through the evaluation of the prospective counterparty’s financial condition, specified collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate netting of cash flows, associated with a single counterparty. Financial conditions of existing counterparties are monitored on an ongoing basis. Allegheny’s independent risk management group oversees credit risk. Allegheny is engaged in various short-term energy trading activities in which counterparties primarily include electric and natural gas utilities, independent power producers, energy marketers, and commercial and industrial customers. In the event the counterparties do not fulfill their obligations, Allegheny may incur a loss to close-out the position. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. Allegheny has a concentration of customers in the electric and natural gas utility industries, most of whom are viewed as of high credit quality. These concentrations of customers may affect Allegheny’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions.

As noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, AE Supply has exited from the Western United States energy markets, as well as terminated or sold the majority of its speculative energy trading positions in all other national energy markets. Accordingly, AE Supply has dramatically reduced the composition of its trading portfolio such that, as of December 31, 2003, the fair value is comprised primarily of interest rate swap agreements. In the event of nonperformance by the counterparty to these interest rate swap agreements, AE and AE Supply may be exposed to greater costs; however, AE and AE Supply do not anticipate nonperformance by the counterparty, which is a multinational financial institution.

As noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, AE Supply has exited from the Western United States energy markets and has no open power trading positions or exposure to power prices in these markets. AE Supply is still subject to counterparty performance on obligations associated with two equal but off-setting power positions. AE Supply expects to finalize an assignment with the counterparties involved and eliminate these off-setting positions during the first quarter of 2004.

Additionally, as noted in Item 1. Business in the section “Allegheny’s Competitive Action-Certain Purchase and Transportation Contracts.” AE Supply is a counterparty to certain long-term agreements for the transportation of natural gas.

Market Risk

Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. Allegheny reduces these risks by using its generating assets and contractual generation under its control to back positions on physical transactions. Aggregate and counterparty market risk exposure and credit risk limits are monitored within the guidelines of the Corporate Energy Risk Policy. Allegheny and AE Supply evaluate commodity price risk, operational risk, and credit risk in establishing the fair value of commodity contracts.

As noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, AE Supply has exited from the Western United States energy markets, as well as terminated or sold the majority of its speculative energy trading positions in all other national energy markets. As such, AE Supply has dramatically reduced the composition of its trading portfolio such that, as of December 31, 2003, the fair value is comprised primarily of interest rate swap agreements.

Allegheny and AE Supply use various methods to measure their exposure to market risk on a daily basis, including a value at risk model (VaR). VaR is a statistical model that attempts to predict risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and monitor positions. Allegheny calculates VaR by using a variance/covariance approach, in which the option positions are evaluated by using their delta equivalences. Due to inherent limitations of VaR, including the use of approximations to value options, subjectivity in the choice of liquidation period, and reliance on historical data to calibrate the model, the VaR calculation may not accurately reflect Allegheny and AE Supply’s market risk exposure. As a result, the actual changes in Allegheny and AE Supply’s market risk sensitive instruments could differ from the calculated VaR, and such changes could have a material effect on its consolidated results of operations and financial position. In addition to VaR, Allegheny and AE Supply routinely perform stress and scenario analyses to measure extreme losses due to exceptional events. The VaR and stress test results are reviewed to determine the maximum expected reduction in the fair value of the entire energy markets portfolios.

The VaR amount represents the potential loss in fair value from the market risk sensitive positions described above over a one-day holding period with a 95 percent confidence level. As a result of the sale in the third quarter of 2003 to J. Aron & Company of the CDWR contract and the termination of related hedging agreements, the calculated VaR associated with the energy trading activities at AE Supply significantly changed from that calculated at December 31, 2002.

The exit from the Western United States energy markets has decreased both the magnitude and term of AE Supply’s net open positions of its commodity contract trading portfolio, which had a corresponding decrease in calculated VaR. AE Supply calculated VaR using the full term of all remaining wholesale energy market positions that are accounted for as marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of December 31, 2003 and December 31, 2002, this calculation yielded a VaR of $0.2 million and $15.3 million, respectively.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Monongahela is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity and natural gas as discussed below. The interest rate risk exposure results from changes in interest rates related to variable- and fixed-rate debt.

As part of Monongahela’s efforts to spur deregulation in West Virginia, Monongahela agreed to terminate its expanded net energy cost (fuel clause) effective July 1, 2000. As a result, Monongahela is subject to capped rates from a revenue standpoint without the existence of a fuel clause to offset fluctuations in the market price of fuel. In order to manage Monongahela’s financial exposure to these price fluctuations, Monongahela routinely enters into contracts, such as fuel purchase commitments, in order to reduce its risk exposure. To the extent that Monongahela purchases fuel at significantly higher prices, Monongahela’s results of operations and cash flows could be adversely affected.

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

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from AE Supply for Monongahela’s Ohio jurisdiction now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through 2005. To the extent that Monongahela purchases electricity from AE Supply at market prices that exceed the established fixed prices, Monongahela’s results of operations and cash flows could be adversely affected. In 2003 and 2002, Monongahela incurred $5.0 million and $2.2 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

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

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from AE Supply now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through June 30, 2007, in Virginia and December 31, 2008, in Maryland. To the extent that Potomac Edison purchases electricity from AE Supply at market prices that exceed the established fixed prices, Potomac Edison’s results of operations and cash flows could be adversely affected. In 2003 and 2002, Potomac Edison incurred $12.7 million and $10.8 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule.

WEST PENN POWER COMPANY AND SUBSIDIARIES

West Penn is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price of electricity as discussed below. The interest rate risk exposure results from changes in interest rates related to variable- and fixed-rate debt.

As a result of West Penn’s restructuring plan, West Penn unbundled its rates to reflect three separate charges—a generation (or supply) charge, a Competitive Transition Charge (CTC), and T&D charges. The generation rates applied to customers not choosing an alternate electricity generation supplier are capped through a transition period that ends on December 31, 2008.

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

Under a rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from AE Supply now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through 2008. To the extent that West Penn purchases electricity from AE Supply at market prices that exceed the established fixed prices, West Penn’s results of operations and cash flows could be adversely affected. In 2003 and 2002, West Penn incurred $41.9 million and $22.5 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule.

ALLEGHENY GENERATING COMPANY

None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

ALLEGHENY ENERGY, INC.

Consolidated Statements of Operations

	Year ended December 31
(In thousands, except per share data)	2003	2002	2001
Total operating revenues	$2,472,432	$2,988,487	$3,425,123

Cost of revenues:
Fuel consumed for electric generation	593,819	591,548	560,399
Purchased energy and transmission	313,329	346,933	307,067
Natural gas purchases	203,527	660,264	217,142
Deferred energy costs, net	(35,650)	9,094	(11,441)
Other	33,571	93,416	43,598

Total cost of revenues	1,108,596	1,701,255	1,116,765

Net revenues	1,363,836	1,287,232	2,308,358

Other operating expenses:
Workforce reduction expenses	—	107,608	—
Operation expense	1,010,372	1,144,371	830,368
Depreciation and amortization	326,935	308,552	301,536
Taxes other than income taxes	225,015	225,841	216,353

Total other operating expenses	1,562,322	1,786,372	1,348,257

Operating (loss) income	(198,486)	(499,140)	960,101

Other income and expenses, net	106,415	(46,426)	17,069

Interest charges and preferred dividends:
Interest on debt	477,998	312,599	283,282
Allowance for borrowed funds used during construction and interest capitalized	(16,728)	(13,046)	(10,632)
Dividends on preferred stock of subsidiaries	5,037	5,037	5,037

Total interest charges and preferred dividends	466,307	304,590	277,687

Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting changes	(558,378)	(850,156)	699,483

Federal and state income tax (benefit) expense	(216,990)	(334,471)	248,223
Minority (benefit) interest	(7,174)	(13,509)	2,338

Consolidated (loss) income before cumulative effect of accounting changes	(334,214)	(502,176)	448,922
Cumulative effect of accounting changes, net	(20,765)	(130,514)	(31,147)

Consolidated net (loss) income	$(354,979)	$(632,690)	$417,775

Average common shares outstanding	126,848,253	125,657,979	120,104,328
Average diluted common shares outstanding	126,848,253	125,657,979	120,542,151

Basic earnings per share:
Consolidated (loss) income before cumulative effect of accounting changes	$(2.64)	$(4.00)	$3.74
Cumulative effect of accounting changes, net	(0.16)	(1.04)	(0.26)

Consolidated net (loss) income	$(2.80)	$(5.04)	$3.48

Diluted earnings per share:
Consolidated (loss) income before cumulative effect of accounting changes	$(2.64)	$(4.00)	$3.73
Cumulative effect of accounting changes, net	(0.16)	(1.04)	(0.26)

Consolidated net (loss) income	$(2.80)	$(5.04)	$3.47

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2003	2002	2001
Cash flows from operations:
Consolidated net (loss) income	$(354,979)	$(632,690)	$417,775
Cumulative effect of accounting changes, net	20,765	130,514	31,147

Consolidated (loss) income before cumulative effect of accounting changes	(334,214)	(502,176)	448,922
Reapplication of SFAS No. 71	(75,824)	—	—
Depreciation and amortization	326,935	308,552	301,536
Loss (gain) on disposal of assets, net	22,054	(22,387)	—
Loss on sale of businesses before effect of minority interest	—	31,450	—
Minority interest	(7,174)	(13,509)	2,338
Deferred investment credit and income taxes, net	(158,432)	(205,195)	278,785
Unrealized losses (gains) on commodity contracts, net	468,375	358,240	(608,260)
Workforce reduction expenses	—	97,658	—
Restructuring charges and related asset impairment	—	28,880	—
Impairment of unregulated investments	—	44,672	—
Impairment of generation projects	—	244,037	—
Other, net	(26,700)	12,579	(27,423)
Changes in certain assets and liabilities:
Accounts receivable, net	80,040	(68,305)	74,695
Materials and supplies	(23,707)	(1,353)	(41,842)
Taxes receivable/accrued, net	186,869	(122,925)	(55,013)
Accounts payable	(81,686)	86,510	(55,976)
Benefit plans’ investments	47,309	54,769	(1,484)
Commodity contract termination costs	(47,706)	47,965	—
Other, net	(6,073)	(53,658)	19,807

Net cash flows from operations	370,066	325,804	336,085

Cash flows used in investing:
Construction expenditures (less allowance for other than borrowed funds used during construction)	(254,460)	(403,142)	(463,250)
Acquisitions of business and generating assets	(318,435)	—	(1,652,607)
Proceeds from sale of businesses and assets	57,645	22,337	—
Increase in restricted funds	(42,676)	(744)	(1,607)
Other investments	11,707	2,780	(21,168)

Net cash flows used in investing	(546,219)	(378,769)	(2,138,632)

Cash flows from financing:
Short-term debt, net	(1,079,210)	(106,762)	516,331
Issuance of notes, bonds, and other long-term debt	2,274,098	1,143,304	1,186,557
Retirement of notes, bonds, and other long-term debt	(694,354)	(670,767)	(356,161)
Proceeds from issuance of common stock	—	3,992	670,478
Cash dividends paid on common stock	—	(150,551)	(194,699)

Net cash flows from financing	500,534	219,216	1,822,506

Net change in cash and temporary cash investments	324,381	166,251	19,959
Cash and temporary cash investments at January 1	204,231	37,980	18,021

Cash and temporary cash investments at December 31	$528,612	$204,231	$37,980

Supplemental cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$433,946	$289,948	$259,389
Income taxes	$—	$—	$81,099

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Balance Sheets

	As of December 31
(In thousands)	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$528,612	$204,231
Accounts receivable:
Billed:
Customer	203,801	229,418
Energy trading and other	94,769	180,542
Unbilled	175,554	166,055
Allowance for uncollectible accounts	(29,329)	(29,645)
Materials and supplies:
Operating and construction	109,651	111,267
Fuel, including stored gas	98,097	74,768
Taxes receivable	—	185,691
Deferred income taxes	44,610	46,102
Commodity contracts	24,390	156,313
Restricted funds	120,873	2,351
Regulatory assets	68,665	36,623
Other	77,591	90,897

	1,517,284	1,454,613

Property, plant, and equipment:
In service, at original cost:
Generation	6,597,195	6,034,437
Transmission	1,010,062	1,005,823
Distribution	3,549,813	3,432,206
Other	525,092	503,700
Accumulated depreciation	(4,377,917)	(4,118,091)

	7,304,245	6,858,075
Construction work in progress	149,232	380,959

	7,453,477	7,239,034

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Benefit plans’ investments	—	47,309
Unregulated investments	51,479	56,393
Intangible assets	41,710	38,648
Other	45,007	31,944

	505,483	541,581

Deferred charges:
Commodity contracts	5,536	1,055,160
Regulatory assets	577,691	599,251
Other	112,425	83,509

	695,652	1,737,920

Total assets	$10,171,896	$10,973,148

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Balance Sheets (continued)

	As of December 31
(In thousands)	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$53,610	$1,131,966
Long-term debt due within one year	544,843	257,200
Debentures, notes and bonds	—	3,662,201
Accounts payable	281,514	380,019
Taxes accrued:
Federal and state income	10,317	—
Other	87,910	97,049
Adverse power purchase commitments	18,042	19,064
Commodity contracts	41,486	191,186
Regulatory liabilities	2,229	7,681
Other	240,992	244,467

	1,280,943	5,990,833

Long-term debt	5,127,437	115,944

Deferred credits and other liabilities:
Commodity contracts	61,125	590,546
Unamortized investment credit	89,826	96,183
Deferred income taxes	860,323	1,079,151
Obligation under capital leases	32,483	39,054
Regulatory liabilities	436,118	480,767
Adverse power purchase commitments	218,105	236,147
Other	462,220	317,175

	2,160,200	2,839,023

Minority interest	13,457	21,841

Preferred stock of subsidiary	74,000	74,000

Stockholders’ equity:
Common stock—$1.25 par value per share, 260,000,000 shares authorized, 127,008,776 shares issued, and 126,968,238 shares outstanding	158,761	158,261
Other paid-in capital	1,447,830	1,446,180
Retained earnings	2,910	357,889
Treasury stock	(1,438)	(411)
Accumulated other comprehensive loss	(92,204)	(30,412)

	1,515,859	1,931,507

Commitments and contingencies (Note 24)

Total liabilities and stockholders’ equity	$10,171,896	$10,973,148

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Statements of Capitalization

			(In thousands)
			2003	2002
As of December 31
Stockholders’ equity:
Common stock—$1.25 par value per share, 260,000,000 shares authorized, 127,008,776 shares issued, and 126,968,238 shares outstanding			$158,761	$158,261
Other paid-in capital			1,447,830	1,446,180
Retained earnings			2,910	357,889
Treasury stock			(1,438)	(411)
Accumulated other comprehensive loss			(92,204)	(30,412)

Total			$1,515,859	$1,931,507

Preferred stock of subsidiary—cumulative, $100 par value per share, 43,500,000 shares authorized, outstanding as follows:

	December 31, 2003
Series	Shares Outstanding	Regular Call Price Per Share
4.40% - 4.80%	190,000	$103.50 to $106.50	$19,000	$19,000
$6.28 - $7.73	550,000	$100.00 to $102.86	55,000	55,000

Total (annual dividend requirements $5.0 million)			$74,000	$74,000

Long-term debt:

		(In thousands)
	December 31, 2003 Interest Rate %	2003 Long-term Debt	2002 Current Liabilities(a)	2002 Long-term Debt
First mortgage bonds, maturity:
2006 - 2007	5.000% - 7.250%	$325,000	$325,000	$—
2022 - 2025	7.625% - 8.375%	430,000	430,000	—
Transition bonds due 2003 - 2008	6.630% - 6.980%	346,692	422,688	—
Debentures due 2003 - 2023	5.625% - 6.875%	100,000	150,000	—
Secured notes due 2003 - 2029	4.700% - 7.000%	337,709	301,145	98,079
Unsecured notes due 2007 - 2019	4.750% - 8.090%	108,436	93,334	18,435
Installment purchase obligations due 2003	4.500%	—	19,100	—
Medium-term debt due 2003 - 2012	5.000% - 10.510%	2,109,985	2,062,987	—
Refinancing credit facility due 2004 -2005	6.120% - 10.620%	1,636,467	—	—
Convertible Trust Preferred Securities due 2008	11.875%	300,000	—	—
Other long-term debt	—	—	119,998	—
Interest rate swap (Note 9)	—	—	9,766	—
Unamortized debt discount and premium, net		(22,009)	(14,617)	(570)

Total (annual interest requirements $450.8 million)		5,672,280	3,919,401	115,944
Less current maturities		544,843	257,200	—

Total		$5,127,437	$3,662,201	$115,944

(a)	As discussed in Note 3, $3,662.2 million of Long-term debt was classified as short-term as a result of debt covenant violations; these violations were subsequently cured and the amounts are classified as long-term as of December 31, 2003.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 1, 2001	110,436,317	$153,045	$1,044,085	$943,281	$(398,407)	$(1,323)	$1,740,681
Consolidated net income	—	—	—	417,775	—	—	417,775
Issuance of common shares from treasury stock	12,000,000	—	163,193	—	398,407	—	561,600
Issuance of common stock	2,840,162	3,551	126,535	—	—	—	130,086
Issuance of membership interest in subsidiary	—	—	87,304	—	—	—	87,304
Dividends on common stock declared	—	—	—	(208,569)	—	—	(208,569)
Change in other comprehensive loss	—	—	—	—	—	(18,908)	(18,908)

Balance at December 31, 2001	125,276,479	$156,596	$1,421,117	$1,152,487	$—	$(20,231)	$2,709,969
Consolidated net loss	—	—	—	(632,690)	—	—	(632,690)
Acquisition of treasury shares	(11,589)	—	—	—	(411)	—	(411)
Issuance of common stock for Dividend Reinvestment and Savings Plan	1,332,383	1,665	25,063	—	—	—	26,728
Dividends on common stock declared	—	—	—	(161,908)	—	—	(161,908)
Change in other comprehensive loss	—	—	—	—	—	(10,181)	(10,181)

Balance at December 31, 2002	126,597,273	$158,261	$1,446,180	$357,889	$(411)	$(30,412)	$1,931,507
Consolidated net loss	—	—	—	(354,979)	—	—	(354,979)
Forfeiture of stock options and awards	(28,949)	—	(473)	—	(1,027)	—	(1,500)
Issuance of common stock for Dividend Reinvestment and Savings Plan	399,914	500	2,123	—	—	—	2,623
Change in other comprehensive loss	—	—	—	—	—	(61,792)	(61,792)

Balance at December 31, 2003	126,968,238	$158,761	$1,447,830	$2,910	$(1,438)	$(92,204)	$1,515,859

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Statements of Comprehensive (Loss) Income

	Year ended December 31
(In thousands)	2003	2002	2001
Consolidated net (loss) income	$(354,979)	$(632,690)	$417,775
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment, net of tax of $45,276 and $20,046	(62,063)	(29,451)	—
Other, net of tax of $181	271	—	—

Net minimum pension liability and other	(61,792)	(29,451)	—

Unrealized loss on available-for-sale securities, net of tax of $100 and $1,400	—	(100)	(1,900)
Impairment charges reclassified to earnings, net of tax of $900 and $1,500	—	1,475	1,848

Net unrealized gains (losses) on securities	—	1,375	(52)

Unrealized gains (losses) on cash flow hedges for the period, net of tax of $18,800 and $18,000	—	27,600	(27,700)
Reclassification adjustment for (gains) losses included in net income, net of tax of $7,100 and $5,756	—	(9,705)	8,844

Net unrealized gains (losses) on cash flow hedges	—	17,895	(18,856)

Total other comprehensive loss	(61,792)	(10,181)	(18,908)

Consolidated comprehensive (loss) income	$(416,771)	$(642,871)	$398,867

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allegheny Energy, Inc. (AE) and its subsidiaries’ (collectively, Allegheny) principal business segments are the Delivery and Services segment and the Generation and Marketing segment. The Delivery and Services segment primarily consists of the regulated utility subsidiaries, Monongahela Power Company (Monongahela), excluding Monongahela’s generation of electricity for its West Virginia jurisdiction, The Potomac Edison Company (Potomac Edison), and West Penn Power Company (West Penn), collectively, the Distribution Companies. These subsidiaries primarily operate electric and natural gas transmission and distribution systems (T&D) in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. These subsidiaries are subject to federal and state regulation, including the Public Utility Holding Company Act of 1935 (PUHCA).

The Delivery and Services segment also includes certain immaterial unregulated subsidiaries. These subsidiaries are also subject to federal regulation under PUHCA.

The Generation and Marketing segment consists primarily of Allegheny’s subsidiary, Allegheny Energy Supply Company, LLC (AE Supply), including Allegheny Generating Company (AGC). AE Supply is an unregulated (i.e., not subject to state rate regulation) energy company that develops, owns, operates, and controls electric generating capacity and supplies and trades energy and energy-related commodities. AGC owns and sells generating capacity to its parent companies, AE Supply and Monongahela. The Generation and Marketing segment also includes Monongahela’s generation of electricity for its West Virginia regulatory jurisdiction, which has not deregulated electric generation. The Generation and Marketing segment is subject to federal regulation, including PUHCA, but is not subject to state regulation of rates. As of December 31, 2003, the Generation and Marketing segment had 11,977 megawatts (MW) of generating capacity, which it owns, or had committed to purchase under the Public Utility Regulatory Policies Act of 1978 (PURPA).

Allegheny Energy Services Corporation (AESC) is a wholly-owned subsidiary of AE that employs substantially all of the people who work at Allegheny. As of December 31, 2003, AESC employed 5,148 employees of which 1,556 are subject to collective bargaining arrangements.

Certain amounts in the December 31, 2002 consolidated balance sheet and in the December 31, 2002, and 2001, consolidated statements of operations and consolidated statements of cash flows have been reclassified for comparative purposes. Significant accounting policies of Allegheny are summarized below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles used in the United States of America (GAAP) requires Allegheny to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies during the reporting period. On a continuous basis, Allegheny evaluates its estimates, including those related to the calculation of the fair value of commodity contracts and derivative instruments, unbilled revenues, provisions for depreciation and amortization, regulatory assets, income taxes, pensions and other postretirement benefits, and contingencies related to environmental matters and litigation. Allegheny bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from the estimates.

Allegheny’s accounting for commodity contracts, which requires some of its more significant judgments and estimates used in the preparation of its consolidated financial statements, is discussed under “Revenues” below and in Note 4. The accounting for derivative instruments is discussed in Note 9.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allegheny records contracts entered into in connection with energy trading at fair value on the consolidated balance sheets, with changes in fair value recorded as a component of operating revenues on the consolidated statements of operations.

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

For energy trading, Allegheny enters into physical energy commodity contracts and energy-related financial contracts. The sales and purchases made under commodity contracts for energy trading are recorded in operating revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” (EITF 02-3).

Allegheny has netting agreements with various counterparties, which provide the right to set off amounts due from, and to, the counterparty. To the extent of those netting agreements, Allegheny records the fair value of commodity contract assets and liabilities and accounts receivable and accounts payable with counterparties on a net basis.

See Note 4 for additional details regarding energy trading activities.

The Delivery and Services segment also constructs generating facilities for unrelated third parties. For these activities, construction revenues are recognized under the percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs on a contract-by-contract basis. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from all other Delivery and Services segment activities are recorded in the period that products or services are delivered and accepted by customers.

Natural gas production revenue is recognized as income when the natural gas is extracted, delivered, and sold.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Energy Costs, Net

The difference between the costs of fuel, purchased energy, and certain other costs and revenues from regulated electric utility purchases from, or sales to, other utilities and power marketers, including transmission services, and fuel-related revenues billed to customers has historically been deferred until it is either recovered from, or credited to, customers under fuel and energy cost-recovery procedures in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. With the exception of one power purchase agreement under PURPA, which continues to be subject to a deferred energy cost mechanism in Maryland, effective January 1, 2001, fuel and purchased energy costs for the regulated electric utilities have been expensed as incurred as a result of the elimination of deferred energy cost mechanisms by Allegheny’s state regulatory bodies.

The difference between natural gas supply costs incurred, including the cost of natural gas transmission and transportation within the former West Virginia Power Company (WVP) territory, acquired in 1999, and natural gas cost revenues collected from customers is deferred until recovered from, or credited to, customers under a Purchased Gas Adjustment (PGA) clause in effect for this operation in West Virginia. Prior to November 1, 2001, the cost of natural gas for Mountaineer Gas Company (Mountaineer) was expensed as incurred. Effective November 1, 2001, Mountaineer returned to the PGA mechanism.

Debt Issuance Costs

Costs incurred to issue debt are recorded as deferred charges on the consolidated balance sheets. These costs are amortized over the term of the related debt instrument using the effective interest method.

Property, Plant, and Equipment

Regulated Subsidiaries

Regulated property, plant, and equipment are stated at original cost. Cost includes direct labor and materials; allowance for funds used during construction on regulated property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

Upon normal retirement, the cost of depreciable regulated property, plus removal costs less salvage, are charged to accumulated depreciation with no gain or loss recorded.

Unregulated Subsidiaries

Unregulated property, plant, and equipment are stated at original cost. West Penn’s, Potomac Edison’s, and Monongahela’s Ohio and FERC jurisdictional generating assets were transferred to AE Supply at book value from 1999 through June 2001. For the unregulated subsidiaries, gains or losses on asset dispositions are included in the determination of net income.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Long-lived assets owned by Allegheny are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable through operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying amount of the asset exceeds the expected undiscounted future cash flows generated by the asset, an impairment loss is recognized, resulting in the asset being written down to its fair value. The fair value is determined by the use of quoted market prices, appraisals, or the use of other valuation techniques, such as expected discounted future cash flows. See Note 6 for information related to asset impairment charges recorded during 2002.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest

AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including “the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.” AFUDC is recognized by the regulated subsidiaries as a cost of regulated property, plant, and equipment. Rates used by the regulated subsidiaries for computing AFUDC in 2003, 2002, and 2001 averaged 8.08 percent, 10.59 percent, and 7.36 percent, respectively.

For unregulated construction, Allegheny capitalizes interest costs in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The interest capitalization rates in 2003 and 2002 were 7.90 percent and 6.22 percent, respectively. Allegheny capitalized $15.4 million and $13.6 million of interest during 2003 and 2002, respectively.

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on the estimated service lives of depreciable properties and amounted to approximately 2.6 percent of average depreciable property in 2003, 2.8 percent in 2002, and 2.6 percent in 2001. Estimated service lives for generation property and T&D property are as follows:

Years
Generation property:
Steam scrubbers and equipment	28-31
Steam generator units	50-60
Internal combustion units	35-40
Hydroelectric dams and facilities	100-110
Transmission and distribution property:
Gas distribution equipment	28-41
Electric distribution equipment	34-49
General office/other equipment	5-20
Computers and information systems	5-15
Other property:
Office buildings and improvements	46-60
Vehicles and transportation	7-20

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Delivery and Service segment’s depreciation expense was $127.4 million, $126.4 million, and $130.5 million for 2003, 2002, and 2001, respectively. The Generation and Marketing segment’s depreciation expense was $163.0 million, $149.5 million, and $126.7 million for 2003, 2002, and 2001, respectively. Depreciation expense for regulated property is provided for under currently enacted regulatory rates.

Maintenance expenses represent costs incurred to maintain the power stations, the electric and natural gas T&D systems, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage to the T&D system. Maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

Allegheny records the acquisition cost in excess of fair value of tangible and intangible assets acquired, less liabilities assumed, as goodwill. Effective January 1, 2002, with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” Allegheny ceased amortization of goodwill and now tests goodwill for impairment at least annually. Other intangible assets with indefinite lives are not amortized, but, rather, tested for impairment at least annually. Other intangible assets with finite lives are amortized over their useful lives and tested for impairment when events or circumstances warrant.

Investments

Benefit plans’ investments primarily represent the estimated cash surrender values of purchased life insurance on qualifying management employees under executive life insurance and supplemental executive retirement plans.

Unregulated investments represent equity investments in, and loans to, unconsolidated entities. Equity investments are recorded using the equity method of accounting if the investment gives Allegheny the ability to exercise significant influence, but not control, over the investee. The income or loss from unregulated investments is recorded in other income and expenses, net in the consolidated statements of operations.

Temporary Cash Investments

For purposes of the consolidated statements of cash flows and balance sheets, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities

Under cost-based regulation, regulated enterprises are generally permitted to recover their operating expenses and earn a reasonable return on their utility investment.

Allegheny accounts for its regulated operations under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The economic effects of regulation can result in a regulated company recording costs that have been, or are expected to be, allowed in the rate-setting process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. Accordingly, Allegheny records assets and liabilities that result from the regulated rate-making process that would not be recorded under GAAP for non-regulated entities. These regulatory assets and liabilities are classified in the consolidated balance sheets as Regulatory Assets and Other Current Assets, and Regulatory Liabilities and Other

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current Liabilities. Allegheny periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, companies may have to reduce their asset balances to reflect a market basis less than cost, and write-off their associated regulatory assets and liabilities. See Note 19 for additional details regarding regulatory assets and liabilities.

Inventory

Allegheny values materials, supplies and fuel inventory using an average cost method.

Income Taxes

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in different periods. Deferred income tax assets and liabilities represent the tax effect of certain temporary differences between the financial statements and tax basis of assets and liabilities computed using the most current tax rates. See Note 14 for additional information regarding income taxes.

Allegheny has deferred the tax benefit of investment tax credits, which are amortized over the estimated service lives of the related property, plant, and equipment.

Federal income tax returns through 1997 have been examined by the Internal Revenue Service (IRS) and settled. Allegheny’s Federal income tax returns for 1998 through 2001 are currently being examined by the IRS. Management believes that its accrued tax liabilities are adequate and that any settlement related to such examination is not expected to have a material impact on Allegheny’s consolidated statement of operations, financial position or cash flow.

Pension and Other Postretirement Benefits

Allegheny has a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on each employee’s years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act of 1974 (ERISA) and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities, and short-term investments.

Allegheny’s subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The funding policy is to contribute amounts that can be deducted for federal income tax purposes. Medical benefits are self-insured.

Stock-Based Compensation

Allegheny maintains a stock-based employee compensation plan, which is described in greater detail in Note 17. Allegheny accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation relating to stock options was recognized in consolidated net (loss) income in 2003, 2002 and

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, as all options granted under the plan had an exercise price that equaled the market price of the underlying stock on the date of the grant. In addition, compensation expense is recorded for the variable based pricing component of stock unit compensation relating to stock unit awards under the terms of certain executive employment agreements. The amount of this expense was approximately $10.6 million ($6.4 million net of income tax) in 2003 and $0 in 2002 and 2001. Allegheny follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123.” The following table illustrates the effect on consolidated net (loss) income and (loss) earnings per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Years Ended December 31,
	2003	2002	2001
Net (Loss) Income, as reported	$(355.0)	$(632.7)	$417.8
Add:
Stock-based employee compensation included in net income, net of related tax effects	6.4	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7.8	4.1	3.4

Pro-forma net (loss) income	$(356.4)	$(636.8)	$414.4

Basic (Loss) Earnings Per Share:
As reported	$(2.80)	$(5.04)	$3.48

Pro-forma	$(2.81)	$(5.07)	$3.45

Diluted (Loss) Earnings Per Share
As reported	$(2.80)	$(5.04)	$3.47

Pro-forma	$(2.81)	$(5.07)	$3.45

Other Comprehensive Income

Other comprehensive income, consists of unrealized gains and losses, net of income taxes, from the temporary decline in the fair value of available-for-sale securities, cash flow hedges, and the adjustment for the minimum pension liability.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2:  COMPREHENSIVE FINANCIAL REVIEW

After Allegheny filed its quarterly report on Form 10-Q for the period ended June 30, 2002, Allegheny identified a miscalculation in its business segment information. Following the discovery of this miscalculation, and in light of Allegheny’s prior restatements of reports filed with the Securities and Exchange Commission (SEC), Allegheny initiated a comprehensive review of its financial processes, records, and internal controls to ensure that its then current and prior financial statements were fairly presented in accordance with GAAP.

As a result of Allegheny’s comprehensive accounting review, Allegheny identified, prior to closing its books for 2002, various errors relating to the financial statements for 2001, 2000, and years prior to 2000. Except for certain classification adjustments to the consolidated balance sheet as of December 31, 2001, Allegheny’s management concluded that these errors were not material, either individually or in the aggregate, to the current year or any prior years’ financial statements. Accordingly, prior year financial statements have not been restated, except for the consolidated balance sheet as of December 31, 2001. These adjustments, which increased the 2002 net loss, aggregated approximately $20.1 million, net of income taxes, and were recorded in the first quarter of 2002 as an increase to the loss. The nature and amounts of these adjustments were primarily as follows:

•	The failure to record certain liabilities for incurred but not reported (IBNR) claims for the self-insured portion of workers’ compensation and general liability claims for the fiscal years 2001, 2000, and years prior to 2000. The aggregate amount not recorded in the years prior to 2002 was approximately $10.7 million, before income taxes ($6.4 million, net of income taxes);

•	Errors in recording of revenues and expenses associated with trading activities mainly related to mark-to-market valuations, bad debt reserves, the write-off of software costs, and the reconciliation of receivables and payables with counterparties for the fiscal years 2001, 2000, and prior to 2000. The aggregate amount of these amounts in the years prior to 2002 was approximately $6.4 million, before income taxes ($3.9 million, net of income taxes);

•	The understatement of purchased gas costs of approximately $4.6 million, before income taxes ($2.7 million, net of income taxes), following the adoption of a purchased gas adjustment clause for Mountaineer Gas Company for the fiscal year 2001;

•	The failure to record Allegheny’s share of its loss of approximately $2.8 million, before income taxes ($1.6 million, net of income taxes), under the equity method of accounting related to Allegheny Ventures’ ownership interest in a joint venture for the fiscal year 2001;

•	The failure to record penalties of approximately $2.5 million, before income taxes ($1.5 million, net of income taxes), for the fiscal years 2001 and 2000 triggered under a contract by the failure to deliver minimum quantities of gypsum;

•	The understatement of adjustments related to the change in the reserve for adverse power purchase commitments of approximately $1.7 million, before income taxes ($1.0 million, net of income taxes), for the fiscal year 2001;

•	The understatement of accrued payroll costs of approximately $1.6 million, before income taxes ($1.0 million, net of income taxes), for the fiscal year 2001;

•	The failure to accrue costs associated with goods and services received of approximately $1.2 million, before income taxes ($0.7 million, net of income taxes), for the fiscal year 2001; and

•	The incorrect recording of Supplemental Executive Retirement Plan (SERP) costs of approximately $1.1 million, before income taxes ($0.7 million, net of income taxes), due to the exclusion of benefits funded using a Secured Benefit Plan (SBP) from the estimated SERP liability for the fiscal years 2001, 2000, and prior to 2000.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, Allegheny identified certain adjustments affecting only years prior to the year 2002 primarily as follows:

•	The failure to record adjustments for bank reconciliations of approximately $1.8 million, before income taxes ($1.1 million, net of income taxes), for fiscal year 2000, which was corrected in 2001, and

•	The failure to provide an allowance for uncollectible accounts for certain businesses of approximately $1.4 million, before income taxes ($0.9 million, net of income taxes), for fiscal year 2000, which was corrected in 2001.

The years to which the (charges) income, net of income taxes, relate are as follows:

Type of Adjustment	2001	2000	Prior to 2000	Total
(In millions)
IBNR liabilities not recorded	$(0.4)	$(0.3)	$(5.7)	$(6.4)
Errors in recording of trading revenues and expenses	(6.3)	2.3	0.1	(3.9)
Understatement of purchased gas costs	(2.7)	—	—	(2.7)
Loss of joint venture not recorded	(1.6)	—	—	(1.6)
Contract penalties not recorded	(0.6)	(0.9)	—	(1.5)
Incorrect recording of adjustments related to changes in the reserve for adverse power purchase commitments	(1.0)	—	—	(1.0)
Understatement of accrued payroll costs	(1.0)	—	—	(1.0)
Failure to accrue for goods and services received	(0.7)	—	—	(0.7)
Incorrect recording of SERP	(3.8)	(1.8)	4.9	(0.7)
Bank reconciliation adjustments recorded in incorrect year	1.1	(1.1)	—	—
Allowance for uncollectible accounts not recorded in 2000	0.9	(0.9)	—	—
Other, principally taxes, regulated revenues, and interest expense	2.1	(3.7)	1.0	(0.6)

Total	$(14.0)	$(6.4)	$0.3	$(20.1)

Had the adjustments listed above been recorded in the appropriate years, the following table demonstrates the effect on both consolidated (loss) income before cumulative effect of accounting change, and consolidated net (loss) income:

(In millions)	2002	2001
Consolidated (loss) income before cumulative effect of accounting change—as reported	$(502.2)	$448.9
Consolidated (loss) income before cumulative effect of accounting change—as if adjusted	(482.1)	434.9
Consolidated net (loss) income—as reported	(632.7)	417.8
Consolidated net (loss) income—as if adjusted	(612.6)	403.8

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, Allegheny implemented a strategy to reduce the volatility in earnings and cash flows associated with its energy trading business. A primary component of this strategy was the termination or sale of speculative energy trading positions in all national energy markets. See Note 4 for additional information surrounding this change in strategy.

Allegheny’s management, Audit Committee, and Board of Directors are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include a focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures.

As discussed in Item 1. “Business—Recent Events—Senior Management Changes,” Allegheny made substantial changes in its senior management during 2003 to address its financial condition and internal control deficiencies. Management has undertaken the following corrective actions:

(i)	establishment of a Disclosure Committee;

(ii)	hiring a new controller, an assistant controller and other accounting professionals;

(iii)	development and implementation of new internal control policies, processes, and procedures to identify and remediate weaknesses and improve controls; and

(iv)	reorganization of the financial accounting, reporting, control and analysis functions, including the establishment of new departments to focus on the development and maintenance of accounting policies and procedures and SEC financial reporting matters.

Allegheny expects to implement further actions during 2004, including:

(i)	development of a detailed accounting policies and procedures manual;

(ii)	evaluation of data processing systems with a view to the improvement or replacement of systems related to energy trading and supply chain management, and implementation of automated data processing systems to enable the accounting function to further utilize technology-based solutions; and

(iii)	implementation of control objectives and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

NOTE 3:  CAPITALIZATION

Common Stock

During 2003 and 2002, Allegheny issued 0.4 million and 1.3 million shares of its common stock for $2.6 million and $26.7 million, respectively, primarily under its Dividend Reinvestment and Stock Purchase Plan, Long-term Incentive Plan, and its Employee Stock Ownership and Savings Plan. During 2003 and 2002, Allegheny repurchased 1.1 million shares and an immaterial amount of shares, respectively, that were forfeited by employees under these plans.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allegheny filed its combined 2002 Annual Report on Form 10-K on September 25, 2003, combined Quarterly Reports on Form 10-Q for each of the first and second quarters of 2003 on December 19, 2003, and combined Quarterly Reports on Form 10-Q for each of the third quarter of 2002 and the third quarter of 2003 on January 23, 2004. These filings cured the above-mentioned covenant defaults and violations.

2003 Long-Term Debt Refinancing

Allegheny refinanced existing debt and issued new debt on February 25, 2003 and March 13, 2003, as the result of its entry into the Borrowing Facilities, as described below.

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply’s short-term debt. The Borrowing Facilities were repaid in March 2004 with a combination of available cash and proceeds from the New Loan Facilities, as defined below in “2004 Refinancing”.

Following is a summary of the terms of the Borrowing Facilities:

1.	Facilities at AE, Monongahela, and West Penn:

•	A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bore interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank’s base rate plus a margin of four percent. As of December 31, 2003, the interest rate was approximately 6.12 percent. This facility required a quarterly amortization payment of $7.5 million. This facility was repaid in March 2004 with proceeds from the New Loan Facilities (as defined below).

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank’s base rate plus a margin of four percent and was retired in July 2003; and

•	A $10.0 million unsecured credit facility at Monongahela. On September 24, 2003, this facility was renegotiated as part of a $55 million revolving facility of which $53.6 million was drawn at December 31, 2003. The remainder of the facility is no longer available. The interest on the facility is dependent upon the type of advance and consists of a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. As of December 31, 2003, the LIBOR-based rate was approximately 4.63 percent. This facility matures in September 2004 and is classified as short-term debt on the consolidated balance sheet as of December 31, 2003.

2.	Facilities at AE Supply (all outstanding amounts at December 31, 2003 were repaid in March 2004 with a combination of available cash and proceeds from the New Loan Facilities, as defined below):

•	A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bore initial interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility was 10.5 percent. As of December 31, 2003, the interest rate was approximately 7.83 percent. This facility required amortization payments of approximately $23.6 million in September 2004, and $117.8 million in December 2004, and matures in April 2005; and

•	A $470.0 million credit facility, of which $420.0 million was drawn and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply’s assets. Borrowings under the facility bore interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent. As of December 31, 2003, the interest rate was approximately 7.12 percent. In December 2003, $250.0 million of the facility was repaid. This facility required a final amortization payment of $170.0 million in September 2004.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply’s new generating facility in Springdale, Pennsylvania and which is secured by a combination of that facility and substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent, on the portion secured by substantially all of AE Supply’s assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. As of December 31, 2003, the interest rate was approximately 10.62 percent. This facility required amortization payments of $6.4 million in September 2004, and $32.2 million in December 2004, and matures in April 2005.

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

The $420.0 million borrowed by AE Supply under the $470.0 million facility represented new liquidity to Allegheny during 2003. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply’s generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit. Issuance costs associated with the Borrowing Facilities totaled $46.4 million, of which $46.3 million has been deferred and is being amortized using the effective interest method over the life of the Borrowing Facilities. The A-Notes were amended in connection with the New Loan Facilities described below (Amended A-Notes).

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A-Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR-based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank’s base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A-Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility, and the A-Note debt are approximately $94.3 million, $175.8 million, and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A-Notes. Of the total, either AE Supply’s new generating facility in Springdale, Pennsylvania or substantially all of AE Supply’s assets secured $1,927.2 million. A covenant in AE Supply’s public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply’s ability to borrow additional funds until outstanding debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities were tied to AE Supply’s credit ratings. Were AE Supply’s credit ratings to improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny was required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	fixed-charge coverage ratio of 1.10 through the first quarter of 2005; and

•	maximum debt-to-capital ratio of 75 percent in 2003 and 72 percent in 2004 and the first quarter of 2005.

AE Supply also was required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

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

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003. Effective December 22, 2003, Allegheny and AE Supply received additional waivers of financial tests for the fourth quarter of 2003. During 2003, Allegheny paid $3.5 million to obtain these waivers.

The Borrowing Facilities also had provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:

•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;

•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of any sale of AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of the net proceeds from equity issuances;

•	50 percent of Allegheny’s (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and

•	50 percent of AE Supply’s excess cash flow (as defined in the Borrowing Facilities).

The Borrowing Facilities also contained restrictive covenants that limited Allegheny’s ability to: borrow funds; incur liens; enter into a merger or other change of control transaction; sell assets; make investments; prepay indebtedness; amend contracts; pay dividends and other distributions on Allegheny’s equity; and operate Allegheny’s business, by requiring it to adhere to an agreed upon business plan.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, contractual maturities for Allegheny’s long-term debt, for the next five years, excluding $22.0 million of unamortized debt discounts and premiums and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133, are:

	2004	2005	2006	2007	2008	Thereafter
(In millions)
Borrowing Facilities	$380.0	$1,256.4	$—	$—	$—	$—
First Mortgage Bonds	—	—	300.0	25.0	—	430.0
Transition Bonds of West Penn Funding, LLC	73.7	73.0	75.8	79.9	44.3	—
Debentures	—	—	—	—	—	100.0
Secured & Unsecured Notes	3.3	3.4	3.4	108.3	3.3	324.4
Convertible Securities	—	—	—	—	300.0	—
Medium-term Debt	87.8	302.2	100.0	380.0	—	1,240.0

	$544.8	$1,635.0	$479.2	$593.2	$347.6	$2,094.4

At December 31, 2003, substantially all of the properties of Monongahela and Potomac Edison are held subject to the lien securing its first mortgage bonds. Some properties of AE Supply and Monongahela are also subject to a lien securing certain pollution control bonds and solid waste disposal notes.

Convertible Trust Preferred Securities Issuance

On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents’ commissions) from the issuance to Allegheny Capital Trust I, a wholly owned special purpose finance subsidiary of AE (Capital Trust), of units comprised of $300 million principal amount of 11 7/8% Notes due 2008 (the Notes) and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the notes and may be exercised only through the tender of the notes. Capital Trust obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8% Mandatorily-Convertible Trust Preferred Securities to investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of notes and may direct the exercise of warrants stapled to the notes. AE fully and unconditionally guarantees Capital Trust’s payment obligations under the preferred securities. The notes and AE’s guarantee of Capital Trust’s payment obligations are subordinated only to the AE indebtedness arising under the New Loan Facilities (described below). The notes are recorded as long-term debt on Allegheny’s consolidated balance sheet.

2004 Refinancing

On March 8, 2004 AE and AE Supply refinanced the amount of long-term debt outstanding at December 31, 2003 under the Borrowing Facilities with new borrowings for an aggregate amount of $1.55 billion. These new borrowings are comprised of secured Term B Loans and a secured Term C Loan (described below, collectively the AE Supply Loans) at AE Supply, in the aggregate amount of $750 million and $500 million, respectively, and unsecured revolving and term loan facilities at AE in the aggregate amount of $300 million (the “New AE Facility, collectively with the AE Supply Loans, the “New Loan Facilities”). The New Loan Facilities are described below:

AE Supply

•	A borrowing facility of $750 million consisting of secured Term B Loans in (a) an aggregate principal amount of $650 million (the Term B Secured Loan) and (b) an aggregate principal amount of $100

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million (the Term B Springdale Loan). The Term B Secured Loan and the Term B Springdale Loan are collectively referred to as the Term B Loans.

Provided that AE Supply meets certain requirements listed in the loan documents, including, but not limited to, ensuring that all covenants are maintained on a pro-forma basis and sufficient liens on collateral can be granted, AE Supply may request an increase in the principal amount under the Term B Secured Loan up to $200 million. Any increased amounts would amortize over the remaining term of the Term B Loans.

The Term B Loans bear interest at AE Supply’s option at either LIBOR plus a margin of 3.0 percent per annum or at a base lending rate plus a margin of 2.0 percent per annum, depending on AE Supply’s then current credit rating as provided by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s).

The Term B Loans require repayments under a schedule providing for quarterly installments in an annual amount equal to one percent of the Term B Loans outstanding, with the balance payable on March 8, 2011.

•	A borrowing facility in an aggregate principal amount of $500 million (the Term C Loan).

The Term C Loan bears interest at AE Supply’s option of either LIBOR plus a margin of 4.25 percent per annum or at a base lending rate plus a margin of 3.25 percent per annum, depending on AE Supply’s then current credit rating as provided by S&P and Moody’s.

The Term C Loan requires repayments under a schedule providing for quarterly installments in an annual amount equal to one percent of the Term C Loans outstanding, with the balance payable on June 8, 2011.

The AE Supply Loans contain financial covenants, including a minimum interest coverage ratio and a maximum debt to EBITDA ratio (as defined). Other covenants include limitations on the incurrence of debt, guarantees or other contingent obligations; creation of liens; entering into leases; mergers and consolidations; sales, transfers or other dispositions of assets; making of loans or investments; capital expenditures; making restricted payments or distributions; speculative transactions; transactions with affiliates; and prepayments or redemptions of other debt.

The Term B Secured Loan and the Term C Loan are secured pari passu with Amended A-Notes by a first priority perfected pledge of substantially all of the assets of AE Supply, except for the Springdale facility, and a second priority perfected pledge of the Springdale facility and related assets. The Term B Springdale Loan is secured by a first priority perfected pledge of the Springdale facility and related assets.

The AE Supply Loans also contain provisions requiring mandatory prepayments with specified percentages of excess cash flow (as defined) and the net proceeds of certain asset sales; 50 percent of the net cash proceeds from the issuance of equity securities, and 100 percent of the net cash proceeds from the issuance of debt securities, with certain exceptions.

Subject to the terms of the Amended A-Notes, mandatory prepayments of the AE Supply Loans generally will be applied first to repay the Term B Springdale Loans, then to repay the Term B Secured Loans, and then to repay the Term C Loan.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AE

•	The New AE Facility is an unsecured borrowing facility of up to an aggregate amount of $300 million. The New AE Facility is comprised of a $200 million revolving credit sub-facility, of which $100 million is available for the issuance of letters of credit, and a $100 million term loan.

The full amount of all borrowings is required to be repaid by March 8, 2007.

Interest on borrowings under the New AE Facility are at AE’s option of either LIBOR plus a margin of 2.5 to 3.0 percent per annum, depending on AE’s then current credit rating as provided by S&P and Moody’s, or an applicable bank lending base rate plus a margin of 1.5 percent to 2.0 percent per annum, depending on AE’s then current credit rating as provided by S&P and Moody’s.

The New AE Facility carries an unused commitment fee of 0.5 percent per annum and letter of credit fees comprised of a fronting fee of 0.35 percent and an additional annual fee of 2.5 to 3.0 percent on the face amount of outstanding letters of credit, depending on AE’s then current credit rating as provided by S&P and Moody’s.

The New AE Facility contains financial covenants, including a minimum interest coverage ratio and a maximum debt to EBITDA ratio (as defined). Other covenants include limitations on: incurrence of debt, guarantees or other contingent obligations; creation of liens, entering into leases; mergers and consolidations; sales, transfers or other dispositions of assets; making loans or investments; capital expenditures; making restricted payments or distributions; creating dividend restrictions on subsidiaries; speculative transactions; transactions with affiliates; and prepayments or redemptions of other debt of AE or its subsidiaries.

The New AE Facility also contains provisions requiring mandatory prepayments with all of the net cash proceeds of asset sales after the first $100 million, subject to certain exceptions. Mandatory prepayments of the New AE Facility generally will be applied first to repay the term loan, then to repay borrowings for letters of credit, and then to repay amounts outstanding under the revolving credit sub-facility.

2003 Issuances and Redemptions

The aggregate amount of issuances under the Borrowing Facilities is shown below by registrant:

(In millions)	AE	AE Supply	Monongahela	Total
Unsecured facility	$305.0	$—	$—	$305.0
Unsecured credit facility	25.0	—	10.0	35.0
Refinancing Credit Facility	—	987.7	—	987.7
Credit facility	—	420.0	—	420.0
Springdale Credit facility	—	270.1	—	270.1
A-Notes	—	380.0	—	380.0

Total	$330.0	$2,057.8	$10.0	$2,397.8

Of the amounts listed above, the $25.0 million unsecured credit facility at AE was repaid in July 2003, $33.0 million of the $305.0 million unsecured credit facility at AE was repaid during 2003, and $250 million of the $420 million credit facility at AE Supply was repaid in December 2003. The $10 million unsecured credit facility at Monongahela was renegotiated as part of a $55 million revolving facility of which $53.6 million was drawn and the remainder is no longer available.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemptions of all other indebtedness, by registrant, during 2003 are listed below:

(In millions)	AE Supply	Monongahela	West Penn	AGC	Total
Medium Term Notes	$120.0	$43.5	$—	$—	$163.5
Note Purchase Agreements	61.5	3.4	—	—	64.9
Pollution Control Bonds	2.9	16.2	—	—	19.1
Debentures	—	—	—	50.0	50.0
Transition Bonds	—	—	76.0	—	76.0

Total	$184.4	$63.1	$76.0	$50.0	$373.5

2002 and 2001 Issuances and Redemptions

Issuances and redemptions, by registrant, during 2002 are listed below:

(In millions)	AE	AE Supply	West Penn	Monongahela	Total
Issuances:
Notes	$—	$650.0	$80.0	$—	$730.0
Credit facility	—	742.0	—	—	742.0

Redemptions:
Short-term debt (1)	—	(550.0)	—	—	(550.0)
QUIDS	—	—	(70.0)	—	(70.0)
Transition Bonds	—	—	(70.3)	—	(70.3)
Medium Term Debt	(10.5)	(80.0)	(33.6)	—	(124.1)
First Mortgage Bonds	—	—	—	(25.0)	(25.0)
Unsecured Notes	—	—	—	(3.3)	(3.3)
Pollution Control Bonds	—	(5.6)	—	(5.6)	(11.2)

Total, Net Issuance (Redemption)	$(10.5)	$756.4	$(93.9)	$(33.9)	$618.1

Issuances and redemptions, by registrant, during 2001 are listed below:

(In millions)	AE	AE Supply	Potomac Edison	Monongahela	Total
Issuances:
Notes	$—	$400.0	$100.0	$—	$500.0
First Mortgage Bonds	—	—	—	300.0	300.0
Medium Term Debt and Short-term debt (1)	10.5	550.0	—	—	560.5

Redemptions:
QUIDS	(85.5)	—	(45.5)	(40.0)	(171.0)
Transition Bonds	(60.2)	—	—	—	(60.2)
First Mortgage Bonds	(100.0)	—	(50.0)	—	(150.0)
Unsecured Notes	(10.5)	—	—	—	(10.5)
Credit Facility	(100.0)	—	—	—	(100.0)

Total, Net Issuance (Redemption)	$(345.7)	$950.0	$4.5	$260.0	$868.8

(1)	In 2001 AE Supply issued $550 million of short-term debt to acquire 1,710 MW of generating capacity. See Note 5 “Acquisitions and Divestitures” for additional information.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4:  ENERGY TRADING ACTIVITIES

Allegheny records the contracts used in AE Supply’s wholesale marketing activities at fair value on the consolidated balance sheets, with all changes in fair value recorded as gains and losses on the consolidated statements of operations in operating revenues. Fair values for exchange-traded instruments, principally futures and certain options, are based on quoted market prices. In establishing the fair value of commodity contracts that do not have quoted market prices, such as physical contracts, over-the-counter options, and swaps, management makes estimates using available market data and pricing models. Factors such as commodity price risk, operational risk, and credit risk of counterparties are evaluated in establishing the fair value of commodity contracts. The commodity contracts include certain financial instruments, such as interest rate swaps, which are used to mitigate the effect of interest rate changes on the fair value of commodity contracts.

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

The fair value of energy trading commodity contracts, which represent the net unrealized gain and loss positions, are recorded as assets and liabilities, respectively, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39. At December 31, 2003, the fair value of the energy trading commodity contract assets and liabilities was $29.9 million and $102.6 million, respectively. At December 31, 2002, the fair value of the energy trading commodity contract assets and liabilities was $1,211.5 million and $781.8 million, respectively.

In June 2002, EITF 02-3 was issued and requires that mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the consolidated statement of operations. During 2002, Allegheny modified its reporting as a result of EITF 02-3 to reflect the revenues from energy trading activities net of the cost of purchased energy and transmission related to contracts that require physical delivery. In addition, amounts for 2001 were adjusted for comparability to reflect the adoption of EITF 02-3. As a result, Allegheny’s 2001 operating revenues and cost of revenues are lower than previously reported, with no effect on consolidated net revenues or net income.

The following table provides a reconciliation of the impact on previously reported amounts of operating revenues and cost of revenues as a result of the application of EITF 02-3:

(In millions)	2001
Operating Revenues:
As previously reported	$10,379
Impact of application of EITF 02-3	(6,954)

Operating revenues as adjusted	$3,425

Cost of Revenues:
Purchased energy and transmission expense previously reported	$7,237
Impact of application of EITF 02-3	(6,954)
Impact of other immaterial reclassifications	24

Purchased energy and transmission expense as adjusted	$307

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net unrealized losses of $468.4 million and $358.3 million, before income taxes, were recorded in operating revenues to reflect the change in fair value of the trading contracts for 2003 and 2002, respectively. Net unrealized gains of $608.3 million, before income taxes, were recorded in operating revenues to reflect the change in fair value of trading contracts for 2001.

2003 Events:

Strategy Change in 2003

Allegheny worked throughout 2003 to accomplish AE Supply’s exit from the Western United States energy markets, as well as all other speculative trading positions. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets did not fit with Allegheny’s intentions to focus on its core business.

Renegotiation and Sale of the CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contract with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004 through 2011, which in turn substantially reduced the value of the contract. On September 15, 2003, AE Supply and its subsidiary, Allegheny Trade Finance (ATF), sold the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements, primarily AE Supply providing a performance guarantee for ATF. On March 3, 2004 AE Supply issued this guarantee and the funds were released from escrow, which will result in the recognition of a gain of approximately $68 million in the first quarter of 2004. Approximately $15 million of sale proceeds were used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

In July 2003, AE Supply entered into a conditional agreement to terminate its 1,000 MW tolling agreement with Williams. Allegheny made a $100 million payment to Williams after the close of the sale of the CDWR contract. Allegheny will make two payments of $14 million each to Williams, one in March and one in September 2004. The tolling agreement will terminate when the final $14 million payment is made.

In September 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the sale of the CDWR contract.

In September 2003, AE Supply exited the Western United States energy trading markets, including all related contracts and hedge agreements. As a result, Allegheny recorded a net loss of approximately $535.2 million. This loss is recorded as a component of net revenues in the consolidated statements of operations for Allegheny and AE Supply. This loss does not include the approximately $71 million of proceeds from the sale of the CDWR contract that were placed in escrow, as described above.

Refocusing Trading Activities

AE Supply has reoriented its trading operations from high-volume financial trading in national markets to asset optimization and hedging within its region. Exiting the Western United States energy markets together with

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminating or selling speculative trading positions in all other national energy markets, has enabled AE Supply to reduce its long-term trading-related cash outflows and collateral obligations. AE Supply is concentrating its efforts in the PJM, Midwest, and Mid-Atlantic markets where it has a physical presence and greater market knowledge. AE Supply currently conducts asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating and load positions.

As part of refocusing its activities, AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania in May 2003. This transition resulted in improved integration with AE Supply’s generation activity. The reduced staffing levels reflect the newly revised focus of the asset based optimization and hedging strategy. Management believes that both trading and marketing and generation operations can be enhanced by locating their optimization and hedging personnel closer to management responsible for AE Supply’s generating assets. Personnel involved in the separate functions can be cross-trained and will be better positioned to enhance the relationship between the two functions.

2002 Events:

As a result of significant changes in market conditions in 2002, AE Supply performed a comprehensive assessment of the valuation techniques and assumptions used to value its then existing portfolio of energy commodity contracts. To reflect then current market conditions, AE Supply revised the valuation techniques and assumptions for certain contracts with option features. As a result, AE Supply reduced the value of its portfolio of energy commodity contracts by $356.3 million, before income taxes, in the third quarter of 2002.

During the fourth quarter of 2002, the fair value of AE Supply’s portfolio of energy commodity contracts was reduced by an additional $216.4 million, before income taxes. This reduction in fair value resulted from a decrease in the liquidity and volatility of the energy markets in the Western United States. This decrease in market liquidity and volatility primarily affected the fair values related to the Williams and LV Cogen agreements. Both of these agreements were terminated in 2003, as noted in “2003 Events.”

As of December 31, 2002, the fair value of AE Supply’s commodity contracts with the CDWR of $1,037.5 million was approximately 9.8 percent of Allegheny’s total assets.

Implementation of EITF 02-3:

•	EITF 02-3 also reached a consensus that all new contracts that are not derivatives as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133” (collectively, with SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” referred to as SFAS No. 133), entered into subsequent to October 25, 2002, should be accounted for on the accrual basis of accounting as executory contracts and would not qualify for mark-to-market accounting.

•	The effective date for the full rescission of Issue No. 98-10 is for fiscal periods beginning after December 15, 2002. The effect of rescinding Issue No. 98-10 is reported as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes.”

The implementation of EITF 02-3 resulted in AE Supply recording a loss as a cumulative effect of an accounting change of approximately $12.2 million, net of income taxes ($19.7 million, before income taxes) in the first quarter of 2003. This charge represented the fair value of those contracts previously accounted for under EITF Issue No. 98-10 that no longer qualify for mark-to-market accounting.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:  ACQUISITIONS AND DIVESTITURES

In June 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station to UGI Development Company, an indirect, wholly-owned subsidiary of UGI Corp., for approximately $46.3 million in cash and a contingent amount of $5.0 million which was received on March 3, 2004 after satisfaction of certain post-closing obligations. The sale resulted in a loss to AE Supply of $28.5 million, before income taxes in 2003, without considering the contingent amount.

On November 1, 2001, Allegheny Ventures acquired Fellon-McCord, an energy consulting and management services company, and Alliance Energy Services, a provider of natural gas and other energy-related services to large commercial and industrial customers. Allegheny, which accounted for this transaction as a purchase, completed this acquisition for $30.8 million in cash, including direct costs of the acquisition, plus a maximum of $18.7 million in contingent consideration to be paid over a three year period starting from the acquisition date. This $18.7 million in contingent consideration was recorded in December 2002 and paid on January 2, 2003, subject to change of control provisions in the original acquisition agreement (see discussion below regarding the sale of Fellon-McCord and Alliance Energy Services in December 2002). Taking into account purchase price adjustments made in 2002 and the contingent consideration recorded in December 2002, Allegheny recorded $1.2 million as the fair value of net assets acquired and $48.3 million as the excess of cost over net assets acquired (goodwill). Pursuant to a participation agreement entered into as part of the acquisition of Mountaineer, on March 1, 2002, Allegheny Ventures sold a 20 percent indirect interest in Alliance Energy Services to Energy Corporation of America (ECA). Effective December 31, 2002, Allegheny Ventures sold Fellon-McCord and Alliance Energy Services to a third party for $21.8 million. Allegheny recorded a loss on this sale of $31.5 million, before minority interest and income taxes, ($18.8 million, net of income taxes).

As a result of Allegheny’s sale of Fellon-McCord and Alliance Energy Services in December 2002, the $48.3 million of goodwill carried on the books of these entities and reflected in Allegheny’s Delivery and Services segment was written off in December 2002.

On May 3, 2001, AE Supply completed the acquisition of 1,710 MW of natural gas-fired generating capacity in the Midwest. The $1.1 billion purchase price was financed with short-term debt of $550.0 million and a portion of the proceeds from AE’s common stock offering on May 2, 2001.

On March 16, 2001, AE Supply acquired Merrill Lynch and Co., Inc.’s (Merrill Lynch) energy commodity marketing and trading unit for $489.2 million plus the issuance of a nearly two percent equity membership interest in AE Supply. The acquired business conducts AE Supply’s wholesale marketing, energy trading, fuel procurement, and risk management activities.

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

The acquisition was recorded using the purchase method of accounting and, accordingly, the consolidated statements of operations include its operating results beginning March 16, 2001. From March 16, 2001, to December 31, 2001, the goodwill was amortized by the straight-line method using a 15 year amortization period.

NOTE 6:  ASSET IMPAIRMENTS

In the fourth quarter of 2002, circumstances surrounding the St. Joseph generating facility, a 630 MW merchant power plant under construction, indicated that the carrying amount of the facility would not be recoverable through operations. Allegheny and AE Supply determined that the completion of the construction of the St. Joseph generating facility was not possible given their liquidity constraints and, therefore, they could not proceed with the construction. AE Supply terminated construction of the St. Joseph generating facility and recorded an impairment charge of $192.0 million, before income taxes ($118.4 million, net of income taxes). This impairment charge included amounts to record closure and cancellation costs associated with the facility.

In 2002, AE Supply cancelled the planned construction and investment in a 79 MW barge-mounted generation project, a planned 1,080 MW natural gas-fired generation facility, and certain other early-stage development generation projects. AE Supply recorded impairment charges with respect to these projects, as the carrying amounts of each project were determined not to be recoverable through operations. The impairment charges were the result of the write-down of the projects to their estimated fair values and the recording of the estimated costs to cancel the projects. The impairment charges associated with these generation projects were approximately $52.0 million, before income taxes ($30.8 million, net of income taxes).

The estimated fair values of these generation projects were determined using discounted future projected cash flows of the projects, as well as indications from unrelated third parties regarding the value of the projects. The total impairment charges for 2002 related to cancelled generation projects of $244.0 million, before income taxes ($149.2 million, net of income taxes) are recorded in “Operation expense” on the consolidated statements of operations.

In 2002, circumstances surrounding several unregulated investments indicated that their carrying amounts may not be recoverable. An impairment charge of $44.7 million, before income taxes ($26.5 million, net of income taxes) was recorded to write-off the unregulated investments. The impairment charges on these investments are recorded in “Other income and expenses, net” on the consolidated statements of operations.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, Allegheny adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives, effective January 1, 2002. Subsequent to the transition provisions of SFAS No. 142 (see below), goodwill and other intangible assets with indefinite lives are tested annually for impairment, with impairment losses recognized in operating income. Absent any impairment indicators, Allegheny performs its annual impairment tests during its third quarter in connection with its annual budgeting process. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

The transition provisions of SFAS No. 142 required Allegheny to test its goodwill for impairment as of January 1, 2002, and recognize any goodwill impairment loss as the cumulative effect of a change in accounting principle. Allegheny completed its transitional goodwill impairment test, using a discounted cash flow methodology to determine the estimated fair value of its reporting units, and recorded an impairment loss of $130.5 million, net of income taxes ($210.1 million, before income taxes), all of which related to the Delivery and Services segment.

The transitional goodwill impairment loss consists of $170.0 million related to Monongahela’s acquisition of Mountaineer in 2000, $25.0 million related to Monongahela’s acquisition of WVP in 1999 and $15.1 million of other regulated utility goodwill at AE, related to activity recorded prior to 1966. The impairment amounts resulted from factors that are unique to these rate regulated entities and the rate-making process, including the fact that none of the $210.1 million of goodwill was being recovered in rates or included in rate base. As a result, Monongahela and AE recorded after-tax charges of $115.4 million and $15.1 million, respectively, as a cumulative effect of a change in accounting principle.

Transitional provisions also were completed with respect to Allegheny’s other intangible assets, resulting in no impairments or changes to amortizable lives.

As part of its annual impairment test, Allegheny and AE Supply initiated an impairment test related to the $367.3 million of goodwill associated with its Generation and Marketing segment. The impairment test used a discounted cash flow methodology to determine the fair value of the Generation and Marketing segment and indicated no impairment of goodwill. This test result reflects that AE Supply’s fleet of generating stations, comprised primarily of low-cost coal-fired steam generating stations, has a fair value in excess of the carrying value of those assets sufficient to cover goodwill associated with the 2001 acquisition of the energy trading business.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of, and changes in, goodwill attributable to each reportable segment are as follows:

(In millions)	December 31, 2002	Acquisition	Impairment	Disposal	December 31, 2003
Delivery and Services	$—	$—	$—	$—	$—
Generation and Marketing	367.3	—	—	—	367.3

Total	$367.3	$—	$—	$—	$367.3

(In millions)	December 31, 2001	Acquisition(a)	Impairment(b)	Disposal	December 31 2002
Delivery and Services	$236.3	$23.2	$(211.2)	$(48.3)	$—
Generation and Marketing	367.3	—	—	—	367.3

Total	$603.6	$23.2	$(211.2)	$(48.3)	$367.3

(a)	Represents additional purchase price, including $18.7 million of contingent consideration related to the November 2001 acquisition of Fellon-McCord and Alliance Energy Services, recorded in December 2002.
(b)	Includes additional impairment charge of $1.1 million, before income taxes, recorded in the fourth quarter of 2002 related to an unregulated business.

The components of other intangible assets, excluding an intangible asset of $41.7 million and $38.6 million as of December 31, 2003 and 2002, respectively, related to an additional minimum pension liability, as discussed in Note 16, were as follows:

	December 31, 2003		December 31, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Included in Property, Plant, and Equipment on the consolidated balance sheets:
Land easements, amortized	$97.0	$25.3	$97.0	$24.1
Land easements, unamortized	31.4	—	31.6	—
Natural gas rights, amortized	6.6	3.8	6.6	3.5

Total	$135.0	$29.1	$135.2	$27.6

Amortization expense for other intangible assets for 2003 and 2002 was $1.5 million and $31.7 million, respectively. Amortization expense is estimated to be $1.6 million annually for 2004 through 2008.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the provisions of SFAS No. 142 had been applied for 2001, consolidated income before cumulative effect of accounting change, consolidated net income, and basic and diluted earnings per share would have been as follows:

(In millions, except earnings per share)	Year ended December 31, 2001
Consolidated income before cumulative effect of accounting change:
As reported	$448.9
Add: Goodwill amortization, net of income taxes	15.4

As adjusted	$464.3

Consolidated net income:
As reported	$417.8
Add: Goodwill amortization, net of income taxes	15.4

As adjusted	$433.2

Basic earnings per share before cumulative effect of accounting change:
As reported	$3.74
Add: Goodwill amortization, net of income taxes	0.13

As adjusted	$3.87

Basic earnings per share:
As reported	$3.48
Add: Goodwill amortization, net of income taxes	0.13

As adjusted	$3.61

Diluted earnings per share before cumulative effect of accounting change:
As reported	$3.73
Add: Goodwill amortization, net of income taxes	0.13

As adjusted	$3.86

Diluted earnings per share:
As reported	$3.47
Add: Goodwill amortization, net of income taxes	0.13

As adjusted	$3.60

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” For the year ended December 31, 2002, approximately 600 eligible employees accepted the ERO program, resulting in a charge of $82.6 million, before income taxes ($49.5 million, net of income taxes). Allegheny also offered a Staffing Reduction Separation Program (SRSP) for employees whose positions were being eliminated as part of the workforce reductions and severance for certain energy trading employees. The severance and other employee-related costs were accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For the year ended December 31, 2002, Allegheny recorded a charge of $25.0 million, before income taxes ($15.3 million, net of income taxes) related to approximately 80 employees whose positions have been eliminated. Allegheny has completed these planned workforce reductions. Workforce reduction costs are recorded in “Workforce reduction expenses” on the consolidated statements of operations. The reorganization of Allegheny’s energy trading division includes the relocation of the trading operations and resulted in a charge of approximately $21.0 million, before income taxes ($12.9 million, net of income taxes), related to costs associated with the relocation which are recorded as operation expense on the consolidated statements of operations.

During May 2003, an additional charge of approximately $4.5 million related to additional operating lease changes arising from relocating the trading operations was recorded as operation expense in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

The following table provides the details of Allegheny’s pre-tax expenses and liabilities related to the restructuring at December 31, 2003 (excluding the $7.9 million impairment charge related to the abandoned leasehold improvements):

(In millions)	Personnel Costs	Other Exit Costs	Total
2002 restructuring expenses:
Non-ERO program expenses	$25.0	$21.0	$46.0
ERO program expenses	82.6	—	82.6

Total 2002 restructuring expenses	107.6	21.0	128.6
2003 additional expense for lease impairment	—	4.5	4.5
ERO program costs accounted for in accrued obligations for pensions and other postretirement benefits	(82.6)	—	(82.6)
Cash expenditures—2002	(10.0)	—	(10.0)
Cash expenditures—2003	(15.0)	(4.5)	(19.5)

Liability balance at December 31, 2003	$—	$21.0	$21.0

NOTE 9:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, Allegheny adopted SFAS No. 133, which established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, and as subsequently amended, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in earnings or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Derivatives treated as normal purchases or sales are recorded and recognized as income using accrual accounting.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 and 2002 Activity

The fair value of AE Supply’s trading portfolio is primarily comprised of interest rate swap agreements, which represent a liability of $59.5 million and $84.6 million as of December 31, 2003 and 2002, respectively. These are accounted for at fair value on the consolidated balance sheets.

On March 19, 2002, AE Supply entered into two treasury lock agreements to hedge its exposure to changing United States Treasury interest rates on the forecasted issuance of long-term, fixed-rate debt in April 2002. These treasury lock agreements were accounted for as cash flow hedges. In April 2002, these contracts were settled at a loss of $1.6 million, before income taxes ($1.0 million, net of income taxes). The unrealized loss was recorded in other comprehensive income. In April 2002, AE Supply began reclassifying to earnings the amounts in accumulated other comprehensive income for these treasury lock agreements over the life of the 10 year debt. For 2003 and 2002, $0.1 million, before income taxes ($0.1 million, net of income taxes) was reclassified from accumulated other comprehensive income to earnings.

On August 1, 2000, Allegheny issued a $165.0 million 7.75 percent fixed-rate note and a $135.0 million 7.75 percent fixed-rate note. Each note matures on August 1, 2005, and requires semi-annual interest payments on August 1 and February 1. On April 24, 2002, Allegheny entered into an interest rate swap to convert the notes’ fixed rates to variable rates for the notes’ remaining terms. Under the term of the swap, Allegheny receives interest at a fixed rate of 7.75 percent and pays interest at a variable rate equal to the three-month LIBOR plus a fixed spread. Allegheny designated the swap as a fair-value hedge of changes in the general level of market interest rates. During September 2002, the interest rate swap was terminated by Allegheny at its fair value of $11.3 million. As a result, Allegheny has discontinued its fair value hedge accounting. The increase in the carrying amount of the fixed-rate notes of $11.3 million as a result of the fair value hedge accounting is being amortized over the remaining life of the notes. For 2003 and 2002, $3.8 million and $1.5 million, respectively, before income taxes ($2.3 million and $0.9 million, respectively, net of income taxes), was amortized to the consolidated statements of operations.

During 2002, AE Supply recognized a net unrealized loss of $2.6 million related to derivative instruments associated with the delivery of electricity that did not qualify for the normal purchases and sales exception under SFAS No. 133.

Fellon-McCord and Alliance Energy Services—Sold in 2002

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

2001 Activity

On January 1, 2001, AE Supply recorded an asset of $1.5 million on its consolidated balance sheet based on the fair value of its two cash flow hedge contracts. An offsetting amount was recorded in other comprehensive income as a change in accounting principle as provided by SFAS No. 133.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AE Supply also had certain option contracts that met the derivative criteria in SFAS No. 133, which did not qualify for hedge accounting. On January 1, 2001, AE Supply recorded an asset of $0.1 million and a liability of $52.4 million on its consolidated balance sheet based on the fair value of these contracts. In accordance with SFAS No. 133, AE Supply recorded a charge of $31.1 million against earnings, net of income taxes ($52.3 million, before income taxes), for these contracts as a change in accounting principle on January 1, 2001. As of December 31, 2001, these contracts had expired, thus reducing their fair value to zero. The total change in fair value of $52.3 million for these contracts during 2001 was recorded through operating revenues on the consolidated statement of operations.

NOTE 10:  ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, Allegheny adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. SFAS No. 143 requires that the fair value of asset retirement costs for which Allegheny has a legal obligation be recorded as liabilities, with an equivalent amount added to the asset cost. The liability is accreted (increased) to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or records a gain or loss if it is settled at a different amount.

Allegheny recorded retirement obligations primarily related to ash landfills, underground and above-ground storage tanks, and natural gas wells. Allegheny also has identified a number of retirement obligations associated with certain of its electric generation and transmission assets that have not been recorded, because the fair value of such obligations cannot be reasonably estimated, due primarily to the indeterminate lives of the assets.

The effect of adopting SFAS No. 143 on Allegheny’s consolidated financial statements was as follows:

	Effect of Adopting SFAS No. 143 Increase (Decrease)
(In millions)	Property, Plant, and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (AROs)	Decrease in Pre-Tax Income	Decrease in Net Income
AE Supply	$0.3	$—	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(0.8)	(0.4)
Potomac Edison	0.1	—	0.2	(0.1)	(0.1)
West Penn	—	—	1.2	(1.2)	(0.7)

Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

With respect to property, plant, and equipment at Monongahela for which AROs were identified and cost of removal currently is being recovered through rates, Allegheny believes it is probable that any difference between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates and is deferring such expenses as a regulatory asset.

For the year ended December 31, 2003, Allegheny’s ARO balance increased $2.8 million, from $19.7 million at January 1, 2003, to $22.5 million at December 31, 2003, due to accretion expense.

Costs of removal that do not have associated retirement obligations were recorded in accumulated depreciation in previous years; however a comment was issued in February 2004 by the SEC’s Accounting Staff

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that it was their position that these removal costs should be included in regulatory liabilities for all periods presented. As of December 31, 2003, Allegheny’s regulated utility subsidiaries have recorded in regulatory liabilities the removal costs collected from customers related to assets that do not have associated retirement obligations under SFAS No. 143. These estimated removal costs, which represent a regulatory liability (asset), are as follows:

	December 31,
(In millions)	2003	2002
Monongahela	$230.5	$218.5
Potomac Edison	155.9	146.8
West Penn	(6.6)	(8.8)

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, Allegheny’s consolidated (loss) income before cumulative effect of accounting change, consolidated net (loss) income, and (loss) earnings per share would have been as follows:

	Year Ended December 31
(In millions, except earnings per share)	2002	2001
Consolidated (loss) income before cumulative effect of accounting change:
As reported	$(502.2)	$448.9
As adjusted	(503.8)	447.5
Consolidated net (loss) income:
As reported	(632.7)	417.8
As adjusted	(634.3)	416.4
Basic (loss) earnings per share before cumulative effect of accounting change:
As reported	(4.00)	3.74
As adjusted	(4.01)	3.73
Basic (loss) earnings per share:
As reported	(5.04)	3.48
As adjusted	(5.05)	3.47
Diluted (loss) earnings per share before cumulative effect of accounting change:
As reported	(4.00)	3.73
As adjusted	(4.01)	3.71
Diluted (loss) earnings per share:
As reported	(5.04)	3.47
As adjusted	(5.05)	3.45

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, Allegheny’s AROs would have been $15.0 million at January 1, 2001, $17.2 million at December 31, 2001, and $19.7 million at December 31, 2002.

NOTE 11:  BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing.

The Delivery and Services segment operates regulated electric and natural gas T&D systems. This segment includes the results of Allegheny Ventures, an unregulated subsidiary.

The Generation and Marketing segment develops, owns, operates, and manages regulated and unregulated electric generating capacity. For 2002 and through 2003, until it was able to exit from most of its speculative energy trading positions, this segment also marketed and traded electricity, natural gas, oil, coal, and other energy-related commodities using primarily over-the-counter and exchange-traded contracts.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny accounts for intersegment sales based on cost or regulatory commission-approved tariffs or contracts.

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

(In millions)	2003	2002	2001
Total operating revenues:
Delivery and Services	$2,974.6	$3,520.7	$2,959.2
Generation and Marketing	986.3	945.3	1,928.1
Eliminations:
Delivery and Services intersegment revenues	(1,479.7)	(1,468.9)	(1,472.3)
Generation and Marketing change in fair value of intersegment contract	(8.8)	(8.6)	10.1

Total	$2,472.4	$2,988.5	$3,425.1

Depreciation and amortization:
Delivery and Services	$162.1	$157.4	$149.0
Generation and Marketing	164.8	151.2	152.5

Total	$326.9	$308.6	$301.5

Operating (loss) income:
Delivery and Services	$286.1	$295.9	$432.6
Generation and Marketing	(484.6)	(795.0)	527.5

Total	$(198.5)	$(499.1)	$960.1

Consolidated (loss) income before cumulative effect of accounting changes:
Delivery and Services	$111.9	$84.1	$187.5
Generation and Marketing	(446.1)	(586.3)	261.4

Total	$(334.2)	$(502.2)	$448.9

Cumulative effect of accounting changes, net:
Delivery and Services	$(1.2)	$(130.5)	$—
Generation and Marketing	(19.6)	—	(31.1)

Total	$(20.8)	$(130.5)	$(31.1)

Consolidated net (loss) income:
Delivery and Services	$110.7	$(46.4)	$187.5
Generation and Marketing	(465.7)	(586.3)	230.3

Total	$(355.0)	$(632.7)	$417.8

Capital expenditures:
Delivery and Services	$149.2	$154.2	$204.3
Generation and Marketing	107.7	249.5	259.8

Total	$256.9	$403.7	$464.1

Acquisition of businesses:
Delivery and Services	$—	$—	$25.8
Generation and Marketing	318.4	—	1,626.8

Total	$318.4	$—	$1,652.6

Identifiable assets:
Delivery and Services	$4,542.0	$4,454.7
Generation and Marketing	5,266.7	6,086.5
Other	3,407.9	3,443.2
Eliminations	(3,044.7)	(3,011.2)

Total	$10,171.9	$10,973.2

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12:  DIVIDEND RESTRICTION

Allegheny is restricted from paying dividends on its common stock under its borrowing agreements until June 2011. See Note 3 for additional information.

The Board of Directors of AE did not declare a dividend on AE’s common stock for the fourth quarter of 2002 or during 2003. Covenants contained in AE’s borrowing agreements, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

NOTE 13:  ACCOUNTING FOR THE EFFECTS OF PRICE REGULATION

Deregulation

On May 29, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) issued an order approving a transition plan for West Penn. This order was subsequently amended by a settlement agreement approved by the Pennsylvania PUC on November 19, 1998. West Penn recorded an extraordinary charge under the provisions of SFAS No. 101 in 1998 to reflect the disallowances of certain costs in the Pennsylvania PUC’s May 29, 1998, order, as revised by the Pennsylvania PUC-approved November 19, 1998, settlement agreement. This charge included an estimated amount for an adverse power purchase commitment, which reflects a commitment to purchase power at above-market prices. The adverse power purchase commitment is amortized over the life of the commitment based on a schedule of estimated electricity purchases established in connection with the settlement agreement. As of December 31, 2003, Allegheny’s reserve for adverse power purchase commitments was $236.1 million, based on Allegheny’s forecast of future energy revenues and other factors.

Based on the forecast mentioned above, Allegheny’s reserve for adverse power purchase commitments decreased as follows for 2003, 2002, and 2001:

(In millions)	2003	2002	2001
Decrease in adverse power purchase commitments	$19.1	$23.1	$24.8

The above decreases in the reserve for adverse power purchase commitments are recorded as expense reductions in “Purchased energy and transmission” on the consolidated statements of operations.

Reregulation

In 1998, the West Virginia legislature passed legislation directing the Public Service Commission of West Virginia (West Virginia PSC) to determine whether retail electric competition was in the best interests of West Virginia and its citizens. In response, the West Virginia PSC submitted a plan to introduce full retail competition on January 1, 2001. This plan was approved, but never implemented, by the legislature. In 2002, the West Virginia PSC issued orders dismissing deregulation proceedings. Based on these actions, Monongahela concluded that retail competition and the deregulation of generating assets is no longer probable and that the generation operations in West Virginia meet the requirements of SFAS No. 71.

Monongahela reapplied the provisions of SFAS No. 71 to its West Virginia jurisdictional generating assets in the first quarter of 2003 and recorded a gain of $48.1 million, net income of taxes ($61.7 million before income taxes) as part of “other income and expenses, net” in the consolidated statements of operations. This gain was primarily the result of the elimination of its transition obligation and the reestablishment of regulatory assets related to deferred income taxes.

Potomac Edison had recorded a transition obligation on its books associated with West Virginia deregulation. Potomac Edison also reapplied the provisions of SFAS No. 71 in the first quarter of 2003 and recognized a gain of approximately $8.6 million, net of income taxes, ($14.1 million before income taxes) as a result of the elimination of its transition obligation. This gain is also a component of “other income and expenses, net” in the consolidated statements of operations.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, Allegheny had no generating assets subject to SFAS No. 71. As a result of the reapplication of SFAS No. 71 to the West Virginia jurisdictional generating assets in January 2003, the consolidated balance sheets include the amounts listed below for generating assets not subject to SFAS No. 71 as of December 31, 2003 and 2002:

(In millions)	December 31, 2003	December 31, 2002
Property, plant, and equipment	$4,052.4	$4,604.8
Amounts under construction included above	54.1	291.4
Accumulated depreciation	(1,823.9)	(2,257.2)

NOTE 14:  INCOME TAXES

Details of federal and state income tax (benefit) expense are:

(In millions)	2003	2002	2001
Income tax (benefit) expense—current:
Federal	$(57.4)	$(109.2)	$(29.6)
State	(1.2)	(20.1)	(1.0)

Total	(58.6)	(129.3)	(30.6)
Income tax expense (benefit)—deferred, net of amortization	(152.1)	(198.8)	285.3
Amortization of deferred investment tax credit	(6.3)	(6.4)	(6.5)

Total income tax (benefit) expense	$(217.0)	$(334.5)	$248.2

The total provision for income tax (benefit) expense is different from the amount produced by applying the federal statutory income tax rate of 35 percent to financial accounting income, as set forth below:

	2003		2002		2001
(In millions, except percent)	Amount	Percent	Amount	Percent	Amount	Percent
(Loss) income before preferred stock dividends, income taxes, minority interest, and cumulative effect of accounting changes	$(553.3)		$(845.1)		$704.5

Income tax (benefit) expense calculated using the federal statutory rate of 35 percent	(193.7)	35.0	(295.8)	35.0	246.6	35.0
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Depreciation	11.7	(2.1)	2.6	(0.3)	7.2	1.0
Plant removal costs	(3.9)	0.7	(3.4)	0.4	(3.3)	(0.5)
State income tax, net of federal income tax benefit	(18.3)	3.3	(20.6)	2.4	15.8	2.2
Amortization of deferred investment tax credit	(6.3)	1.1	(6.4)	0.8	(6.5)	(0.9)
Reapplication of SFAS No. 71	(9.7)	1.8	—	—	—	—
Charitable donation	—	—	(3.6)	0.4	—	—
Adjustment to nondeductible reserves	—	—	(3.1)	0.4	—	—
Other, net	3.2	(0.6)	(4.2)	0.5	(11.6)	(1.6)

Total income tax (benefit) expense	$(217.0)	39.2	$(334.5)	39.6	$248.2	35.2

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the cumulative effect of accounting changes is different from the amount produced by applying the federal statutory income tax rate of 35 percent to the gross amount, as set forth below:

(In millions)	2003	2002	2001
Cumulative effect of accounting changes, before income taxes	$(33.7)	$(210.1)	$(52.3)

Income tax benefit calculated using the federal statutory rate of 35 percent	11.8	73.5	18.3
Non-deductible goodwill impairment	—	(5.2)	—
Increased for state income tax benefit, net of federal income tax expense	1.2	11.3	2.9

Total income tax benefit	$13.0	$79.6	$21.2

At December 31, the deferred income tax assets and liabilities consisted of the following:

(In millions)	2003	2002
Deferred income tax assets:
Adverse power purchase commitment	$47.5	$54.6
Recovery of transition costs	13.3	12.3
Unamortized investment tax credit	53.9	56.5
Postretirement benefits other than pensions	138.7	52.0
Intangible asset basis differences, net	49.5	50.9
Tax net operating loss carryforward	145.7	14.4
Fair value of commodity contracts	99.8	—
Valuation allowance on NOL	(0.2)	—
Other	85.1	128.8

Total deferred income tax assets	633.3	369.5
Deferred income tax liabilities:
Plant asset basis differences, net	1,336.8	1,229.6
Fair value of commodity contracts	—	121.2
Other	112.2	51.8

Total deferred income tax liabilities	1,449.0	1,402.6

Total net deferred income tax liabilities	815.7	1,033.1
Less portion above included in current assets	44.6	46.1

Total long-term net deferred income tax liabilities	$860.3	$1,079.2

Allegheny recorded as deferred income tax assets the effect of net operating losses, which will more likely than not be realized through future operations and through the reversal of existing temporary differences. These net operating loss carryforwards expire in varying amounts through 2023.

NOTE 15:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, lines of credit had been established with several banks. Allegheny and its regulated subsidiaries had fee arrangements on all of their lines of credit and no compensating balance requirements. At December 31, 2002, $1,229.9 million of the $1,300.0 million lines of credit with banks were drawn. All of the $70.1 million remaining lines of credit were unavailable to be drawn upon. These facilities, which were refinanced in February 2003, required the maintenance of a certain fixed-charge coverage ratio and a maximum debt-to-capitalization ratio, as defined under the credit agreements. On October 8, 2002, Allegheny announced that AE, AE Supply, and AGC were in technical default under these facilities after AE Supply declined to post additional collateral in favor of several trading counterparties. As of December 31, 2003, Allegheny had obtained waivers and amendments for these facilities. See Note 3 for additional details regarding the Borrowing Facilities that were entered into in February 2003. The only amount of short-term debt outstanding as of December 31, 2003 was $53.6 million relating to a bridge loan at Monongahela, that was issued in September of 2003 and has a term of 364 days.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of Allegheny’s subsidiaries have funds available.

Short-term debt outstanding for 2003 and 2002 consisted of:

(In millions)	2003		2002
	Amount	Rate	Amount	Rate
Balance and interest rate at end of year:
Notes payable to banks	$—	—	$1,132.0	2.84%
Bridge loan at Monongahela	53.6	4.62%	—	—
Average amount outstanding and interest rate during the year:
Commercial paper	$—	—	$434.2	2.18%
Notes payable to banks	85.5	5.50%	600.2	3.29%
Bridge loan at Monongahela	4.2	4.62%	—	—
Borrowing Facilities	5.9	5.21%	—	—

NOTE 16:  PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Allegheny provides noncontributory, defined benefit pension plans covering substantially all employees, including officers. Benefits are based on each employee’s years of service and compensation. The funding practice is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act of 1974 (ERISA) and not more than can be deducted for federal income tax purposes. For reporting purposes, the measurement date is September 30.

Allegheny also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993, with the exception of certain union employees. The postretirement health care plans include a limit on the company’s share of costs for recent and future retirees.

Net periodic cost (income) for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents included the following components:

	Pension Benefits			Postretirement Benefits Other Than Pensions
(In millions)	2003	2002	2001	2003	2002	2001
Components of net periodic cost (income):
Service cost	$21.8	$20.2	$16.9	$3.8	$3.4	$3.0
Interest cost	62.0	59.1	55.2	16.9	14.3	13.8
Expected return on plan assets	(74.9)	(77.3)	(76.2)	(6.1)	(7.5)	(8.4)
Amortization of unrecognized transition obligation	0.6	0.6	—	5.9	6.5	6.4
Amortization of prior service cost	4.8	2.8	2.4	0.4	—	—
Recognized actuarial gain	0.2	—	(3.1)	—	(0.8)	(3.0)

Net periodic cost (income)	$14.5	$5.4	$(4.8)	$20.9	$15.9	$11.8

Approximately 13.0 percent and 12.6 percent of the above cost (income) amounts were allocated to construction work in progress, a component of property, plant, and equipment, in 2003 and 2002, respectively.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts accrued at December 31, using a measurement date of September 30, included the following components:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligations at beginning of year	$993.3	$839.7	$269.1	$203.0
Service cost	21.8	20.2	3.8	3.4
Interest cost	62.0	59.1	16.9	14.3
Plan amendments	1.5	27.4	—	4.0
Curtailments	4.0	(15.4)	0.1	0.4
Settlements	(31.0)	—	(6.5)	—
Special termination benefits	3.1	47.1	—	27.5
Actuarial loss	87.7	65.6	18.9	32.8
Benefits paid	(63.6)	(50.4)	(26.5)	(16.3)

Benefit obligation at end of year	1,078.8	993.3	275.8	269.1

Change in plan assets:
Fair value of plan assets at beginning of year	702.8	762.0	70.5	84.3
Actual return on plan assets	81.5	(10.1)	6.9	(6.0)
Plan participants contributions	—	—	2.7	—
Employer contribution	53.1	1.3	11.8	3.8
Settlements	(34.6)	—	(6.5)	—
Benefits paid	(63.6)	(50.4)	(11.7)	(11.6)

Fair value of plan assets at end of year	739.2	702.8	73.7	70.5

Plan assets less than benefit obligation	339.6	290.5	202.1	198.6
Unrecognized transition obligation	(4.9)	(6.7)	(52.9)	(59.6)
Unrecognized net actuarial loss	(282.5)	(203.5)	(28.7)	(16.2)
Unrecognized prior service cost due to plan amendments	(36.8)	(40.3)	(3.6)	(4.0)
Fourth quarter contributions and benefit payments	(4.0)	—	(6.5)	(6.6)

Accrued at December 31	$11.4	$40.0	$110.4	$112.2

The postretirement benefits other than pensions unrecognized transition obligation is being amortized over 20 years, beginning January 1, 1993.

In 2002, Allegheny recorded an adjustment to correct its accounting for its SERP as discussed in Note 2. The amounts displayed in the tables above include the appropriate amount of SERP costs for 2002. The adjustment of SERP costs for years prior to 2002, which were recorded in 2002, are excluded from the 2002 amounts in these tables. As the SERP is a non-qualified pension plan, Allegheny is not obligated to fund the SERP obligation. The SERP obligation, included as a component of the pension benefits obligation, was $11.0 million and $31.6 million at December 31, 2003 and 2002, respectively. The amount of SERP included in the accrued pension benefits at December 31, 2003 was a prepaid benefit of $0.9 million, and at December 31, 2002 was an accrued liability of $20.7 million.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2003	2002	2003	2002
Accrued benefit cost	$210.4	$128.1	$110.4	$112.2
Intangible assets	41.7	38.6	—	—
Accumulated other comprehensive loss	156.8	49.5	—	—
Accrued at December 31	11.4	40.0	110.4	112.2

The accumulated benefit obligation for all defined benefit pension plans was $949.6 million and $840.5 million at December 31, 2003 and 2002, respectively. The portion of the total accumulated benefit obligation related to the SERP was $9.5 million and $30.2 million at December 31, 2003, and 2002, respectively.

Information for pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(In millions)	2003	2002
Projected benefit obligation	$1,078.8	$993.3
Accumulated benefit obligation	949.6	840.5
Fair value of plan assets	739.2	702.8

	Pension Benefits
(In millions)	2003	2002	2001
Increase in minimum pension liability included in other comprehensive loss	$107.3	$49.5	$—

During 2003, Allegheny recognized an additional required minimum pension liability of approximately $110.4 million, before income taxes. The total additional required pension liability is $198.5 million, before income taxes, including $88.1 million recorded in 2002 before income taxes. As a result of this total additional required pension liability, a $41.7 million intangible asset has been recorded to reflect the amount of unrecognized prior service costs and unrecognized net transition obligation and $156.8 million ($91.5 million, net of a deferred income tax asset of $65.3 million) was charged to other comprehensive loss in accordance with SFAS No. 130.

The average assumptions used to determine net periodic benefit costs for years ended December 31 are shown in the table below. The estimated discount rates, expected long-term rates of return on plan assets, and rates of compensation increases used in determining net periodic benefit costs were as follows:

	Pension Benefits			Postretirement Benefits Other Than Pensions
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	7.25%	7.75%	6.50%	7.25%	7.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	4.50%	4.00%	4.50%	4.50%

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average assumptions used to determine benefit obligations at September 30, 2003, 2002, and 2001 and the expected long-term rates of return on plan assets in each of the years 2003, 2002, and 2001 are shown in the table below:

	Pension Benefits			Postretirement Benefits Other Than Pensions
	2003	2002	2001	2003	2002	2001
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%	8.50%	9.00%	9.00%
Rate of compensation increase	3.75%	4.00%	4.50%	3.75%	4.00%	4.50%

Allegheny’s general approach for determining the overall expected long-term rate of return on assets assumption considers historical and expected future asset returns, the current and future targeted asset mix of the plan assets, historical and future expected real rates of return for equities and fixed income securities, and historical and expected inflation statistics. The expected long-term rate of return on plan assets to be used to develop net periodic benefit costs for 2004 is 8.5 percent.

Assumed health care cost trend rates at December 31 are as follows:

	2003	2002
Health care cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

For measuring obligations related to postretirement benefits other than pensions, a health care cost trend rate of 9.5 percent beginning with 2004 and grading down by 0.5 percent each year to an ultimate rate of 5.0 percent, and plan provisions that limit future medical and life insurance benefits, were assumed. Because of the plan provisions that limit future benefits, changes in the assumed health care cost trend rate would have a limited effect on the amounts displayed in the tables above. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on postretirement benefit obligation	2.4	(2.5)

Plan Assets

Allegheny’s pension plans’ weighted average asset allocations at December 31, 2003, and 2002, using a measurement date of September 30, by asset category are as follows:

	Plan Assets at December 31
	2003	2002
Asset Category:
Fixed income securities	57%	62%
Equity securities	41%	38%
Short-term investments	2%	—%

Total	100%	100%

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny’s postretirement benefits other than pensions weighted average asset allocations at December 31, 2003 and 2002, using a measurement date of September 30, by asset category are as follows:

	Plan Assets at December 31
	2003	2002
Asset Category:
Fixed income securities	47%	57%
Equity securities	42%	38%
Short-term investments	11%	5%

Total	100%	100%

The investment policy of the defined benefit pension plan is to invest in assets with a long-term asset allocation objective of 60 percent equity securities and 40 percent fixed income securities. The asset allocation represents a long-term perspective. Market shifts, changes in the plan dynamics, or changes in economic conditions may cause the asset mix to fall outside of the long-term policy range in a given period.

Contributions

Allegheny expects to contribute approximately $27.8 million to its pension plan in 2004, with a voluntary contribution of $19.2 million expected to be made in March, an additional amount of approximately $8.2 million expected to be made in the latter part of 2004 to meet the minimum amount required to be funded under ERISA and $0.4 million to be contributed to the SERP. Allegheny expects to contribute approximately $15 million to its postretirement benefits other than pensions plan in 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. Beginning in 2006, subsidies will be provided to employers that provide prescription drug coverage for their retirees as long as the plan is equal to, or better than, the Medicare Part D Prescription Drug Plan. In January 2004, the Financial Accounting Standards Board (FASB) said that companies could recognize the impact of the subsidy in their financial statements and disclosures as long as such effects could be reasonably estimated. In January 2004, The FASB issued Staff Bulletin Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide a prescription drug benefit to retirees to make a one-time election to defer accounting for any effects of the Act. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004.

As of December 31, 2003, because of a lack of regulations specifying the manner in which a plan is determined to be actuarially equivalent to the Medicare Part D Prescription Drug Plan and the additional complexity created as a result of the Company’s plan having capped expense limits, Allegheny has elected to follow the deferral provisions of FSP 106-1.

In accordance with FSP 106-01, any measures of the accumulated postretirement benefit obligation (APBO) or net periodic postretirement benefit cost in Allegheny’s consolidated financial statements or accompanying notes do not reflect the effects of the Act on its plans. As noted above, specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance, when issued, may require Allegheny to change previously reported information.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17:  STOCK-BASED COMPENSATION

Under Allegheny’s 1998 Long-Term Incentive Plan (LTIP), options may be granted to officers and key employees. Ten million shares of Allegheny’s common stock have been authorized for issuance under the LTIP subject to adjustments for changes in Allegheny’s common shares. The LTIP provides vesting periods of one to five years, with options terminating 10 years after the date of grant. Options are granted at the quoted market price of Allegheny’s common shares on the date of grant. There were 1,461,154 exercisable options at December 31, 2003. Approximately 5.2 million stock options were granted on February 18, 2004.

During 2003, Allegheny entered into agreements with certain executives that granted 3.4 million stock units. The stock units were not issued pursuant to the LTIP or any other plan. Stock units vest annually over a period of three to five years. Each unit is equivalent to one share of AE common stock, and may be paid in cash or stock at Allegheny’s option, subject to an election to defer payments. For the year ended December 31, 2003, compensation expense of $10.6 million was recorded for these stock units.

In order to follow the pro-forma compensation disclosure requirements of valuing stock options under SFAS No. 123, for the year ended December 31, 2003, approximately 3.8 million stock options were deemed granted for disclosure purposes. These stock options were deemed to be granted in accordance with certain employment agreements entered into by Allegheny with certain newly hired officers.

The weighted average fair values of the 2003, 2002 and 2001 options were $6.81, $7.81, and $8.94 per share, respectively. The fair values were estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.53%	5.45%	5.29%
Expected life in years	6	10	10
Expected stock volatility	52.53%	28.20%	27.44%
Dividend yield	—	4.87%	5.20%

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the stock options granted under the LTIP as of December 31, 2003, is as follows:

	Stock Options	Weighted Average Price

Outstanding at December 31, 2000	1,719,367	$35.409
Granted	425,500	42.530
Exercised	—	—
Forfeited	(28,222)	39.642

Outstanding at December 31, 2001	2,116,645	36.784

Granted	430,000	35.851
Exercised	(20,350)	31.836
Forfeited	(461,068)	39.288

Outstanding at December 31, 2002	2,065,227	36.080

Granted	— *	—
Exercised	—	—
Forfeited	(418,850)	40.782

Outstanding at December 31, 2003	1,646,377	34.884

*	As noted above, approximately 3.8 million stock options that were deemed granted for SFAS No. 123 disclosure purposes are not included in the table above. These options were subsequently granted on February 18, 2004.

The following summarizes the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding at 12/31/03	Remaining Contractual Term	Exercise Price	Shares Exercisable at 12/31/03	Weighted Average Exercise Price at 12/31/03
$20.00 - $24.99	45,000	8.62	$20.872	—	$—
$25.00 - $29.99	—	—	—	—	—
$30.00 - $34.99	1,051,449	5.90	31.495	1,005,893	31.356
$35.00 - $39.99	39,700	7.83	38.274	9,700	37.256
$40.00 - $44.99	453,561	6.93	42.319	445,561	42.316
$45.00 - $49.99	56,667	7.28	47.003	—	—

Total	1,646,377	6.35	34.884	1,461,154	34.737

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18:  RECONCILIATION OF BASIC AND DILUTED SHARES

The following table provides a reconciliation of the numerators and the denominators for the basic and diluted per share computations:

(In millions, except per share data)	2003	2002	2001
Basic Earnings per Share:
Numerator:
Consolidated (loss) income before cumulative effect of accounting changes	$(334.2)	$(502.2)	$448.9
Cumulative effect of accounting changes, net	(20.8)	(130.5)	(31.1)

Consolidated net (loss) income	$(355.0)	$(632.7)	$417.8

Denominator:
Common shares outstanding	126,848,253	125,657,979	120,104,328

Basic earnings per share:
Consolidated (loss) income before cumulative effect of accounting changes	$(2.64)	$(4.00)	$3.74
Cumulative effect of accounting changes, net	(0.16)	(1.04)	(0.26)

Consolidated net (loss) income	$(2.80)	$(5.04)	$3.48

Diluted Earnings per Share:
Numerator:
Consolidated (loss) income before cumulative effect of accounting changes	$(334.2)	$(502.2)	$448.9
Cumulative effect of accounting changes, net	(20.8)	(130.5)	(31.1)

Consolidated net (loss) income	$(355.0)	$(632.7)	$417.8

Denominator:
Common shares outstanding	126,848,253	125,657,979	120,104,328
Effect of dilutive securities:
Shares contingently issuable under Stock Option Plan	— (1)	— (1)	221,514
Shares contingently issuable under Performance Share Plan	— (1)	— (1)	216,309

Total Shares	126,848,253	125,657,979	120,542,151

Diluted Earnings per Share:
Consolidated (loss) income before cumulative effect of accounting changes	$(2.64)	$(4.00)	$3.73
Cumulative effect of accounting changes, net	(0.16)	(1.04)	(0.26)

Consolidated net (loss) income	$(2.80)	$(5.04)	$3.47

(1)	The table below shows the following anti-dilutive shares not included above:

	2003	2002
Shares contingently issuable under Performance Share Plan	145,768	152,726
Shares contingently issuable under Mandatorily-Convertible Trust Preferred Securities	24,999,000	—

Total shares contingently issuable	25,144,768	152,726

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19:  REGULATORY ASSETS AND LIABILITIES

Certain of Allegheny’s regulated operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets and regulatory liabilities reflected in the consolidated balance sheets at December 31 relate to:

(In millions)	2003	2002
Regulatory assets, including current portion:
Income taxes	$333.9	$337.2
Pennsylvania stranded cost recovery	155.3	191.4
Pennsylvania Competitive Transition Charge (CTC) reconciliation	70.5	58.0
Unamortized loss on reacquired debt	34.2	31.7
Deferred energy costs	28.8	—
Other	23.7	17.6

Subtotal	646.4	635.9

Regulatory liabilities, including current portion:
Non-legal asset removal costs	386.4	365.3
Income taxes	49.5	54.9
Rate stabilization deferral	—	56.8
Other	2.5	11.5

Subtotal	438.4	488.5

Net regulatory assets	$208.0	$147.4

Income Taxes, Net

In certain jurisdictions, deferred income tax expense is not permitted as a cost in the determination of rates charged to customers. In such jurisdictions a deferred income tax liability is recorded with an offsetting regulatory asset. The income tax regulatory asset represents amounts that will be recovered from customers when the temporary differences are reversed and the taxes paid. These deferred income taxes relate to temporary differences involving regulated utility property, plant, and equipment and the related provision for depreciation. No return is allowed on an income tax regulatory asset.

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

Pennsylvania CTC Reconciliation

The Pennsylvania PUC authorized West Penn to defer the difference between authorized and billed CTC revenues, with an 11 percent return on the deferred amounts, for future full and complete recovery. The amount of under-recovery of CTC during the transition period, if any, will be determined at the end of the transition period, which extends through 2008. On an annual basis, the Pennsylvania PUC has approved the amount of CTC true-up recorded as a regulatory asset by Allegheny.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 13 for a discussion regarding Monongahela’s and Potomac Edison’s reapplication of the provisions of SFAS No. 71 to their West Virginia jurisdictional generating assets in the first quarter of 2003.

See Note 10 for a discussion of a regulatory liability identified in conjunction with the application of a new accounting pronouncement.

NOTE 20:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of long-term debt and preferred stock of subsidiary, at December 31, were as follows:

	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—(Debentures, notes and bonds for 2002)	$5,672.3	$5,761.7	$4,035.3	$3,716.7
Preferred stock of subsidiary (all Series)	74.0	55.0	74.0	62.5

The fair value of the long-term debt (debentures, notes and bonds for 2002) was estimated based on actual market prices or market prices of similar issues. The fair value of preferred stock is based on quoted market prices. The carrying amounts of temporary cash investments and short-term debt approximate the fair values of such financial instruments because of the short maturities of those instruments.

NOTE 21:  JOINTLY OWNED ELECTRIC UTILITY PLANTS

Certain of Allegheny’s subsidiaries jointly own electric generating facilities with each other and with third parties. Allegheny’s subsidiaries record their proportionate share of operating costs, assets, and liabilities related to these generating facilities in the corresponding lines in the consolidated financial statements. As of December 31, 2003, AGC’s investment and accumulated depreciation in a generating station jointly owned with a third party, were as follows:

Generating Station	Ownership Share	Utility Plant Investment	Accumulated Depreciation
(Dollars in millions)
Bath County	40%	$830.3	$295.1

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22:  OTHER INCOME AND EXPENSES, NET

Other income and expenses represent nonoperating income and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses for 2003, 2002, and 2001:

(In millions)	2003	2002	2001
Impairment charges related to unregulated investments	$—	$(44.7)	$—
Reapplication of SFAS No. 71	75.8	—	—
Gain on land sales	13.2	22.4	0.5
Loss on sale of Fellon-McCord	—	(20.2)	—
Loss on sale of Alliance Energy Services	—	(11.3)	—
Interest and dividend income	10.9	5.6	7.8
Maryland coal brokering fees	(5.2)	(6.4)	—
Tax credit—Maryland coal brokering fees	7.0	7.1	—
Life insurance proceeds	—	2.9	5.9
Gain on sale of equipment	—	—	3.5
Other	4.7	(1.8)	(0.6)

Total other income (expenses), net	$106.4	$(46.4)	$17.1

NOTE 23:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended				2002 Quarters Ended
(In millions, except per share data)	December 2003	September 2003	June 2003	March 2003	December 2002	September 2002	June 2002	March 2002

Total operating revenues (1)	$760.0	$637.6	$359.2	$715.7	$661.7	$537.1	$784.6	$1,005.1
Operating income (loss) (1)	$121.1	$31.9	$(289.0)	$(62.4)	$(383.8)	$(318.8)	$27.7	$175.8
Consolidated (loss) income before cumulative effect of accounting changes	$(13.7)	$(51.0)	$(231.5)	$(38.0)	$(281.8)	$(263.0)	$(33.5)	$76.1
Cumulative effect of accounting changes, net (2)	—	—	—	(20.8)	—	—	—	(130.5)

Consolidated net loss	$(13.7)	$(51.0)	$(231.5)	$(58.8)	$(281.8)	$(263.0)	$(33.5)	$(54.4)

Basic and diluted earnings per share:
Consolidated (loss) income before cumulative effect of accounting changes	$(0.11)	$(0.40)	$(1.82)	$(0.30)	$(2.23)	$(2.09)	$(0.27)	$0.61
Cumulative effect of accounting changes, net (2)	—	—	—	(0.16)	—	—	—	(1.04)

Consolidated net loss	$(0.11)	$(0.40)	$(1.82)	$(0.46)	$(2.23)	$(2.09)	$(0.27)	$(0.43)

(1)	Amounts may not total to year to date amounts as a result of rounding.
(2)	Results for the first quarters of 2003 and 2002 include a cumulative effect of accounting changes for the adoption of SFAS No. 143 and EITF 02-3, and SFAS No. 142. EITF 02-03 and SFAS No. 143 were adopted on January 1, 2003 and SFAS No. 142 was adopted on January 1, 2002.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The quarterly amounts included in the table above reflect the adjustments identified in Allegheny’s comprehensive financial review, as discussed in Note 2. The following table summarizes the effect of the adjustments on amounts previously reported for Allegheny’s first and second quarter 2002 total operating revenues, net revenues, operating income, consolidated (loss) income before cumulative effect of accounting change, and consolidated net loss. The amounts shown as previously reported for total operating revenues reflect certain reclassifications to comply with EITF 02-3, as discussed in Note 4, and for net revenues and operating income, reflect reclassifications made in Allegheny’s presentation of its statements of operations after the Forms 10-Q for the first and second quarters of 2002 were filed. The reclassifications were made to provide consistent presentations among Allegheny’s various SEC registrants. In the aggregate, the reclassifications had no effect on previously reported consolidated (loss) income before cumulative effect of accounting change and consolidated net loss.

(In millions, except per share data)	Second Quarter 2002	First Quarter 2002
Total operating revenues as previously reported	$776.1	$1,010.4
Adjustments	8.5	(5.3)

As restated	$784.6	$1,005.1

Net revenues as previously reported	$408.1	$565.7
Adjustments	7.3	(10.1)

As restated	$415.4	$555.6

Operating income as previously reported	$30.7	$215.0
Adjustments	(3.0)	(39.2)

As restated	$27.7	$175.8

Consolidated (loss) income before cumulative effect of accounting change as previously reported	$(32.3)	$101.6
Adjustments	(1.2)	(25.5)**

As restated	$(33.5)	$76.1

Consolidated net loss as previously reported	$(32.3)	$(28.9)
Adjustments	(1.2)	(25.5)**

As restated	$(33.5)	$(54.4)

**	Includes $(20.1) million for the correction of accounting errors related to years prior to 2002 (Note 2) and $(5.4) million for the correction of accounting errors related to the first quarter 2002.

	Second Quarter 2002	First Quarter 2002
Basic and diluted earnings per share:
Consolidated (loss) income before cumulative effect of accounting change as previously reported	$(0.26)	$0.81
Adjustments	(0.01)	(0.20)

As restated	$(0.27)	$0.61

Consolidated net loss as previously reported	$(0.26)	$(0.23)
Adjustments	(0.01)	(0.20)

As restated	$(0.27)	$(0.43)

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections of accounting errors related to the first and second quarters of 2002 were primarily as follows:

(In millions, net of income taxes)	Second Quarter 2002	First Quarter 2002
The failure to accrue costs associated with goods or services received	$3.4	$(9.9)
Errors in recording inventory issued from storerooms	3.2	(2.9)
The failure to record an expense for the minority interest effect of the forgiveness of an intercompany loan	(2.5)	—
Errors in the recording of taxes in the appropriate period	(2.1)	3.3
Incorrect recording of SERP costs due to the exclusion of benefits funded using Secured Benefit Plan (SBP) from the estimated liability	(2.0)	(2.0)
Error in expensing an unregulated investment in the first quarter of 2002 which was corrected in the second quarter of 2002	(1.6)	1.6
Errors in recording revenues and expenses associated with trading activities	0.7	2.9
The failure to record penalties under a contract triggered by the failure to deliver minimum quantities of gypsum	(0.1)	1.4
Errors in recording adjustments related to the change in the reserve for adverse power purchase commitments	(0.5)	(0.5)
Other, principally purchased gas costs, accrued payroll costs, regulated revenues, interest expense, and payroll overhead costs	0.3	0.7

Total	$(1.2)	$(5.4)

NOTE 24:  COMMITMENTS AND CONTINGENCIES

Construction and Capital Program

The subsidiaries have entered into commitments for their construction and capital programs for which expenditures are estimated to be $301.8 million (unaudited) for 2004 and $341.9 million (unaudited) for 2005. Construction expenditure levels in 2006 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. Allegheny estimates that its management of emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters:    In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call) to address the regional transport of ground-level ozone that requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region,

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including Maryland, Pennsylvania, and West Virginia, beginning in May 2003. Allegheny’s compliance with such stringent regulations has required and will require the installation of expensive post-combustion control technologies on most of its power stations. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA’s NOx SIP call requirements, beginning in May 2003. During 2001, the West Virginia Department of Environmental Protection issued a final rule to implement the EPA’s NOx SIP call requirements, beginning in May 2004. The EPA approved the West Virginia SIP in July of 2002. The D.C. Circuit Court of Appeals issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania did not delay the May 2003 implementation dates of their respective SIP, nor are they legally required to do so. AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland, and West Virginia SIP. These NOx controls include the installation of Selective Catalytic Reduction at the Harrison Power Station and Pleasants Power Station that comply with the NOx emission limits when in operation. Boiler modifications and SNCR at Hatfield’s Ferry Power Station and Fort Martin Power Station, as well as burner modifications at Mitchell Power Station are being staged into service to further control emissions at those sources. The NOx Compliance Plan was established on a system-wide basis much the same as was the SO2 Compliance Plan. AE Supply and Monongahela also have the option to purchase, in some cases, alternate fuels, NOx allowances, or power on the market, if needed, to supplement their compliance strategy. AE Supply and Monongahela estimate their emission control activities in concert with their inventory of banked allowances will facilitate their compliance with NOx limits established by the SIP through 2005 and possibly beyond. Allegheny’s construction forecast includes the expenditure of $10.2 million of capital costs during the 2004 through 2005 period for NOx emission controls.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the new source review standards, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information. AE has provided responsive information.

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

At this time, AE is not able to determine what effect the EPA’s inquiry may have on its operations. If new source review standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, the recent preliminary judicial decision in the EPA vs. Duke Energy case, as well as the final Routine Maintenance, Repair, and Replacement Rule (RMRR) recently released by the EPA, are more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR. The RMRR was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect these actions may have on them with regard to compliance costs.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Attorneys General of New York and Connecticut, in letters dated September 15, 1999 and November 3, 1999, respectively, notified AE of their intent to commence civil actions against AE and/or its subsidiaries alleging violations at the Fort Martin Power Station under the Clean Air Act, which requires power plants that make major modifications to comply with the same New Source Review emission standards applicable to new power plants. Other governmental agencies may commence similar actions in the future. Fort Martin Power Station is located in West Virginia and is now jointly owned by AE Supply and Monongahela. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York indicated that he may assert claims under the State’s common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. AE has been informed by EPA, in a letter dated February 2, 2004, that EPA intends to provide the New York Attorney General, pursuant to his request, certain records which AE provided to EPA’s request under Section 114 of the Clean Air Act. At this time, AE and its subsidiaries are not able to determine what effect, if any, these actions may have on them.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim:  On March 4, 1994, the Distribution Companies received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. However, Allegheny estimates that its share of the remediation liability will not exceed $1.0 million, which has been accrued as a liability.

Claims Related to Alleged Asbestos Exposure:   Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractor employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny (the “asbestos suits”). While Allegheny believes that some or all of the cases are without merit as against Allegheny, Allegheny cannot predict the outcome of the asbestos suits. The asbestos suits arise out of historical operations, and are related to the removal of asbestos-containing materials from Allegheny’s premises. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Allegheny’s asbestos-related litigation expenses have to date been reimbursed in full by recoveries from its historical insurers and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain of Allegheny’s insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s, London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W. Va.), both commenced in 2003 (the “actions”). The parties in the actions are seeking an allocation of responsibility for Allegheny’s historic asbestos liability. Allegheny is continuing to receive payments from its insurance during the pendency of these actions, specifically the sum of $1.875 million, payable in equal parts on each of July 1, 2004, 2005 and 2006. During the twelve months ended December 31, 2003 and 2002, Allegheny received insurance recoveries of $1.8 million, net of $0.4 million of legal fees, and $2.4 million, net of $0.5 million of legal fees, related to the asbestos cases. Allegheny does not believe that the existence of the pendency of either the asbestos suits or the actions involving its insurance will have a material impact on Allegheny’s consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recovery, to cover existing and future asbestos claims. On December 19, 2003, Allegheny settled and/or dismissed 4,314 of its 5,624 open cases; however, the final Order

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

formally dismissing these cases was signed by the court on January 8, 2004. These settlements and/or dismissals did not result in a material change to the accrued contingent reserve. As of March 8, 2004, Allegheny had 1,409 open cases remaining.

Other Litigation

Nevada Power Contracts:  On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply, which sought FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001, and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master Agreement. The transactions related to power sales during 2002. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. A hearing was held before a FERC administrative law judge (ALJ) in late 2002. On December 19, 2002, the ALJ issued findings that no contract modification was warranted on the grounds that dysfunctional California spot markets did not have an adverse effect on the contract prices. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not render a decision on whether AE Supply rather than Merrill Lynch, was the real party in interest to the three trade confirmations at issue. On November 10, 2003, the FERC issued an order on rehearing affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC’s June 26 order with the U.S. Court of Appeals for the Ninth Circuit. On July 30, 2003, the FERC filed a motion with the Ninth Circuit to, among other things, dismiss Snohomish’s petition for review as “incurably premature.” On August 18, 2003, AE Supply filed a Motion to Intervene Out-of-Time in that proceeding. On November 17, 2003, the Ninth Circuit Court ordered that the motion to dismiss be held in abeyance pending motions to be filed within 14 days of the FERC’s decision regarding the requests for hearing. On November 19 and 20, 2003, three separate petitions for review of the FERC’s orders in the NPC proceedings were filed with two different circuits of the U.S. Court of Appeals, the District of Columbia Circuit and the Ninth Circuit. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit (Snohomish County proceeding). On December 17, 2003, AE Supply filed a motion in the Ninth Circuit to intervene in the Snohomish County proceeding. Additional appeals have since been filed. AE Supply cannot predict the outcome of this matter.

Sierra/Nevada:  On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180.0 million of NPC’s deferred energy expenses. Sierra/Nevada asserted three causes of action against AE and AE Supply arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages, (2) conspiracy, and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003 in which it asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180.0 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850.0 million. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Sierra/Nevada filed an opposition on July 21, 2003. AE and AE Supply filed a reply to Sierra/Nevada’s opposition on August 11, 2003. AE and AE Supply cannot predict the outcome of this matter.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Settlement of Litigation Related to Power Supply Contracts with the CDWR:  In March and April 2001, AE Supply entered into ten year and one-year power sales agreements, pursuant to a master power purchase and sale agreement (together, the CDWR contracts) with the CDWR, the electricity buyer for the State of California. In February 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC seeking to abrogate or modify the contracts. In January 2003, the CDWR filed a lawsuit in California Superior Court alleging that AE Supply breached the contracts and seeking a judicial determination that the contracts were terminated along with monetary damages.

On June 10, 2003, AE Supply and CDWR, together with other California State entities, including the California PUC and CAEOB, entered into a settlement agreement with renegotiated terms and conditions of the CDWR contract. The settlement reduced the off-peak power prices payable by the CDWR under the ten-year contract from $61 per MWh from 2004 to 2011 to $60 in 2004, $59 in 2005, and $58 in 2006 through 2011. The settlement terms also reduced the volume of power to be purchased from 1,000 MW from 2005-2011 to 750 MW in 2005 and 800 MW from 2006 through 2011. The renegotiated contract also stated that the parties waived all rights to challenge the validity of the agreement or whether it was just and reasonable for its duration. These modifications reduced the value of the CDWR contract by approximately $152.0 million. The terms of the settlement also provided that the California PUC and CAEOB agreed to drop their complaints against AE Supply at the FERC, and the CDWR and the California Attorney General agreed to drop their lawsuit filed in California Superior Court. The parties agreed that all litigation would be withdrawn with prejudice. The FERC issued an order approving the settlement on July 11, 2003. On July 25, 2003, Allegheny entered into an agreement with J. Aron & Company for the sale of the CDWR contract and related hedge agreements. On August 15, 2003, the CDWR filed a notice of entry of dismissal with prejudice with the California Superior Court in Sacramento, and the clerk of the court entered the dismissal as requested. The sale of the CDWR contract to J. Aron & Company was approved by the FERC on August 25, 2003. On September 15, 2003, Allegheny sold the CDWR contract and related hedge agreements to J. Aron & Company.

Putative Class Actions Under California Statutes:  Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class action suits were removed to federal court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, “Millar v. Allegheny Energy Supply Co., et al.,” was filed on behalf of California taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statute by allegedly manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

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

The District Court separately granted plaintiffs’ motion to remand in the taxpayer action, Millar, on July 9, 2003. On December 18, 2003, plaintiffs filed a notice of remand and a first amended complaint naming certain additional defendants including The Goldman Sachs Group, Inc. (Goldman Sachs) in Superior Court, County of San Francisco. The first amended complaint was brought on behalf of consumers of wholesale electricity, and not California taxpayers. Goldman Sachs filed a notice of removal on February 9, 2004 in the U.S. District Court for the Northern District of California.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Putative Shareholder, Derivative, and Benefit Plan Class Actions:  From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE‘s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints allege that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints allege artificially inflated trading revenue, volume and growth. The complaints assert that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. The complaints do no specify requested relief.

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

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and senior management breached fiduciary duties to AE that have exposed AE to the securities class action lawsuits.

Both the securities cases and the ERISA cases have been transferred to the District of Maryland for coordinated or consolidated pretrial proceedings. On February 18, 2004, the court held a status conference during which the parties agreed to confer and propose a schedule for the filing of consolidated, amended complaints in the securities and ERISA cases, as well as responses thereto. The derivative action has been stayed pending the commencement of discovery in the securities cases. AE has not yet answered the complaints. AE cannot predict the outcome of these matters.

Suits Related to Gleason Generating Facility:  Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the peaking facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility during operation. They seek a restraining order with respect to the operation of the plant and damages of $200 million. The case was assigned to mediation on October 14, 2003 and the judge has ordered the mediation to conclude by July 1, 2004. AE has undertaken property purchases and other mitigation measures. AE cannot predict the outcome of this suit.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a request for a declaratory judgment in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaration that the prior owner released Siemens

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Westinghouse from this liability through a release executed after Allegheny purchased the Gleason facility. This case is currently in the discovery process. AE cannot predict the outcome of this suit or whether it will be able to recover amounts from Siemens Westinghouse.

SEC Matters:    On October 9, October 25, and November 5, 2002, AE received subpoenas from the SEC. The subpoenas principally concerned: (1) the departure of Daniel L. Gordon, the former head of energy trading for AE Supply; (2) AE’s litigation with Merrill Lynch; (3) AE Supply’s valuation and management of its trading business; (4) AE’s November 4, 2002, press release concerning its financial statements; (5) the departure of AE’s and its subsidiaries’ Controller, Thomas Kloc, in June 2002; and (6) AE’s acquisition of power plants from Enron. AE and AE Supply responded to the subpoenas.

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE. Many of these documents were previously provided in response to subpoenas that AE received in 2002. AE is cooperating fully with the SEC.

Litigation Against Merrill Lynch:  AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, under which AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly two percent. The asset purchase agreement provided that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001 in the event that certain conditions were not met.

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

On October 23, 2002, AE filed a motion to stay Merrill Lynch’s federal court action in favor of AE and AE Supply’s action in New York state court. On May 29, 2003, the U. S. District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert its claims against Merrill Lynch, which were initially brought in New York state court as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed its New York state action and, on June 13, 2003, AE and AE Supply filed an answer, affirmative defense and counterclaims against Merrill Lynch in the U. S. District Court for the Southern District of New York. The counterclaims allege that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. Merrill Lynch moved to dismiss AE and AE Supply’s counterclaims and to strike the request for a jury trial concerning certain of the counterclaims. AE and AE Supply opposed Merrill Lynch’s motion. On November 24, 2003, the Court granted in part and denied in part

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merrill’s motion. The Court denied the motion to dismiss AE and AE Supply’s counterclaims for fraudulent inducement, breach of contract, breach of fiduciary duty, and punitive damages. The Court dismissed AE and AE Supply’s counterclaim for rescission, which AE and AE Supply had agreed to dismiss, and struck their demand for a jury trial with respect to certain counterclaims. The counterclaim for negligent misrepresentation was not subject to Merrill’s motion and remains in place. On December 9, 2003, Merrill Lynch served an answer denying the material allegations of AE and AE Supply’s amended counterclaims and also asserted various affirmative defenses. By Amended Pretrial Scheduling Order entered October 31, 2003, the case was added to the July 2004 trial calendar. On January 23, 2004, the Court granted a motion filed under seal by the U.S. Attorney for the Southern District of New York to intervene and stay deposition discovery for approximately six months. Document discovery is continuing, and deposition discovery may proceed to the extent agreed by the U.S. Attorney. The case has been set for trial on October 4, 2004. AE and AE Supply cannot predict the outcome of this matter.

CFTC Subpoenas:    On October 2, 2002 and January 15, 2003, AE and AE Supply received subpoenas from the CFTC for documents relating to natural gas and electricity trading. AE and AE Supply responded to the subpoenas and are cooperating fully with the CFTC.

EPMI Adversary Proceeding:    On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI (1) approximately $27.6 million for accounts receivable due and owing for energy delivered prior to the commencement of EPMI’s bankruptcy case, and (2) approximately $8.3 million in cash collateral previously posted by EPMI to AE Supply, less any amounts owed to AE Supply as a result of EPMI’s default under a master trading agreement entered into between the parties and certain transactions arising thereunder. By the complaint, EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by, or against, EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint began on October 28, 2003, and the parties will continue the mediation process. AE Supply is unable to predict the outcome of this matter.

Ordinary Course of Business:    The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings which could materially impair its operations or materially or adversely affect its financial condition or liquidity.

Leases

Allegheny has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment and communication lines.

Total capital and operating lease rent payments of $34.7 million in 2003, $38.0 million in 2002, and $40.4 million in 2001 were recorded as rent expense in accordance with SFAS No. 71. Allegheny’s estimated future minimum lease payments for capital and operating leases with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total	Less: Amount Representing Interest	Present value of net minimum capital lease payments
Capital Leases	$13.6	$12.7	$12.2	$7.1	$0.4	$1.0	$47.0	$2.9	$44.1
Operating Leases	10.6	8.0	6.0	5.2	5.0	35.8	70.6	—	—

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of assets recorded under capitalized lease agreements included in property, plant, and equipment at December 31, consists of the following:

(In millions)	2003	2002
Equipment	$43.6	$52.3
Building	0.5	0.7

Property held under capital leases	$44.1	$53.0

In November 2001, AE Supply entered into an operating lease transaction to finance construction of a 630 MW generating facility in St. Joseph County, Indiana. As of December 31, 2002, AE Supply recorded the facility on its consolidated balance sheet as a result of lessor reimbursement for construction expenditures. As a result, AE Supply recorded approximately $415.5 million of debt related to this obligation, including costs associated with terminating the project, on its consolidated balance sheet at December 31, 2002. In February 2003, AE Supply purchased the project by assuming $380.0 million of the lessor’s long-term debt (the A-Notes) and paying an additional $35.5 million. See Note 3 for additional information. Following the purchase of the facility, Allegheny terminated the project resulting in a write-off of $192.0 million, before income taxes ($118.4 million, net of income taxes).

In April 2001, AE Supply entered into an operating lease transaction structured to finance the purchase of turbines and transformers. In November 2001, some of the equipment was used for the St. Joseph generating project. In May 2002, AE Supply terminated the lease and the remainder of the equipment was purchased by an unconsolidated joint venture that placed an 88 MW generating facility in southwest Virginia into commercial operation in June 2002.

In November 2000, AE Supply entered into an operating lease transaction to finance construction of a 540 MW generating facility in Springdale, Pennsylvania. In February 2003, AE Supply purchased the facility for $318.4 million financed with debt, which is part of the Borrowing Facilities. See Note 3 for additional information. The facility went into commercial operation in July 2003.

Variable Interest Entities

Issued by the FASB in January 2003, and revised in December, 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), addresses consolidation by business enterprises of variable interest entities, commonly referred to as “special purpose entities.” FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Allegheny adopted the provisions of FIN 46R, as of December 31, 2003, for its interest in variable interest entities that are considered special purpose entities. The adoption of FIN 46R had no material impact on Allegheny’s consolidated results of operations, financial position or statement of cash flows.

Allegheny is required to adopt FIN 46R for its interest in variable interest entities that are not considered special purpose entities no later than March 31, 2004. Allegheny does not expect the impact of adopting FIN 46R for these interests to be material to its results of operations, financial position, or statements of cash flows.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny’s regulated utilities are committed to purchasing the electrical output from 479 MW of qualifying PURPA capacity. Payments for PURPA capacity and energy in 2003 and 2002 totaled $216.8 million and $205.0 million, respectively, before amortization of West Penn’s adverse power purchase commitment, according to these contracts and excluding the receipt of a contractually authorized payment in accordance with certain contract provisions at a hydro facility that supplies power to Monongahela. The average cost to Allegheny’s regulated utility subsidiaries of these power purchases was approximately 5.6 cents per kilowatt-hour (kWh) for both 2003 and 2002.

The table below reflects Allegheny’s estimated commitments for energy and capacity purchases under PURPA contracts as of December 31, 2003, by registrant. Actual values can vary substantially depending upon future conditions.

	Monongahela		West Penn		Potomac Edison
(In millions, except MWh)	MWh*	Amount	MWh*	Amount	MWh*	Amount
2004	1,301,164	$57.6	1,067,370	$46.9	1,454,789	$95.2
2005	1,302,552	58.4	1,116,920	50.3	1,450,656	93.7
2006	1,302,552	58.8	1,114,100	51.1	1,450,656	95.0
2007	1,302,552	59.2	1,114,100	52.6	1,450,656	96.3
2008	1,305,468	59.6	1,114,100	54.2	1,454,630	98.0
Thereafter	26,013,310	1,258.8	11,444,535	598.5	30,604,536	2,213.0

* Megawatt hours

Fuel Commitments

Allegheny has entered into various long-term commitments for the procurement of fuel, primarily coal and lime, to supply its generating facilities. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Allegheny’s fuel consumed for electric generation was $593.8 million, $591.5 million, and $560.4 million in 2003, 2002, and 2001, respectively. In 2003, Allegheny purchased approximately 52 percent of its fuel from one vendor. Total estimated long-term fuel commitments (primarily coal and lime) at December 31, 2003, were as follows, by registrant, and in total:

(In millions)	AE Supply	Monongahela	Total
2004	$294.7	$ 94.5	$389.2
2005	191.6	50.7	242.3
2006	86.3	22.5	108.8
2007	49.1	13.2	62.3
2008	—	—	—
Thereafter	—	—	—

Total	$621.7	$180.9	$802.6

Letters of Credit

AE, Monongahela, West Penn and AGC have no letters of credit outstanding as of December 31, 2003.

As of December 31, 2003, AE Supply has approximately $48.3 million in aggregate letters of credit outstanding utilized to support its access to energy trading markets through various counterparties. The majority of these letters of credit expire in April 2005.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potomac Edison has two letters of credit outstanding for an aggregate amount of approximately $10.4 million which expire primarily during July 2004 and support various purchases and energy conservation contracts.

Guarantees

At December 31, 2003, Allegheny and its subsidiaries provided guarantees, either directly or indirectly, of $91.3 million for contractual obligations of affiliated companies, as discussed by major category below. This does not include approximately $58.7 million of aggregate letters of credit discussed above. Under the terms of the guarantees, Allegheny would be required to perform should an affiliate be in default of its obligation, generally for an amount not to exceed the amount disclosed. The term of these guarantees coincide with the term of the underlying agreement. There are no amounts being carried as liabilities on the consolidated balance sheets for Allegheny’s obligations under these guarantees.

Of the guarantees provided to third parties, approximately $45.9 million relate to guarantees associated with the purchase, sale, exchange, or transportation of wholesale natural gas, electric power, and related services.

Allegheny provided loan guarantees of $40.8 million to third parties for loans and other financing related guarantees.

Allegheny provided guarantees of $4.6 million to a third party pursuant to a lease agreement that was signed in 2001.

In September 2003, AE Supply, and its subsidiary Allegheny Trade Finance (ATF), sold the CDWR contract and related liabilities to J. Aron & Company. In connection with this sale, ATF provided an indemnification to J. Aron & Company for 10 lawsuits with respect to the power crisis in California, to which AE Supply, or ATF, were a party. AE Supply applied a discounted probability weighted average cash flow approach to the maximum potential liability under this indemnification to determine the value associated with this indemnification. As a result, AE Supply recorded a liability of $2.7 million associated with this indemnification on its consolidated balance sheet, and accordingly, increased the loss on the sale of the CDWR contract and related liabilities. This loss is included as a component of net revenues in the consolidated statements of operations.

South Mississippi Electric Power Association (SMEPA) Agreement

In December 2001, an indirect subsidiary of AE entered into an agreement to provide design, construction, and installation services for seven natural gas-fired turbine generators for the SMEPA. The seven units, with a combined output of approximately 450 MW, will be located at three sites in southern Mississippi. The units will be owned by SMEPA. Construction started in May 2002, with installation of all of the units to be completed by May 2006. The agreement allows for liquidated damages, for a maximum amount of $10 million, in the event the indirect subsidiary fails to meet either specified delivery dates or the generators fail to meet specified performance requirements.

UGI Put Option

In June 2003, AE Supply amended its partnership agreement with UGI Hunlock Development Company with regard to its equity method investment in Hunlock Creek Energy Ventures (Hunlock Creek), a 48 MW coal-fired generating facility and a 44 MW gas-fired combustion turbine. This amendment provides a put option that allows UGI to require AE Supply to purchase either or both of the existing coal-fired facility and

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combustion turbine owned by Hunlock Creek for a specified purchase price. AE Supply is currently a 50 percent owner in Hunlock Creek. The amendment provides a purchase price for the coal-fired facility equivalent to full value of $15 million, plus the value of all related inventory. The purchase price for the combustion turbine will be made at its book value at the time of exercise of the option. The option can be exercised for a period of 90 days commencing January 1, 2006.

NOTE 25:  SUBSEQUENT EVENTS

On February 9, 2004, a generator failure occurred on Unit No. 1 at the Pleasants Power Station located in St. Mary’s, West Virginia. Unit No. 1 is a 650 MW coal-fired generating unit. As a result of the generator failure, damage was sustained to the generator and associated equipment. The unit is currently offline and repairs are in progress. Although the full extent of the damage is still being evaluated, the preliminary estimate of the costs associated with the failure is $30 to $45 million, inclusive of net revenue losses, repair and replacement costs and anticipated insurance proceeds. Of this amount, approximately $25 to $35 million will be reflected in the results of AE Supply and $5 to $10 million will be reflected in the results of Monongahela. The unit is currently expected to return to service by the middle of June 2004.

On November 3, 2003, there was a fire in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Unit No. 2 is a 570 MW coal generating unit. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently offline. Allegheny currently estimates that the total costs associated with the fire, inclusive of 2003 and 2004 net revenue losses, repair and replacement costs and anticipated insurance proceeds, are approximately $40 million. Allegheny continues to investigate to determine whether any other recoveries are possible. Approximately $30 million of the total financial impact will be reflected in the results of AE Supply and approximately $10 million will be reflected in the results of Monongahela. The unit is currently expected to return to service in early May 2004.

The Pleasants and Hatfield’s Ferry Power Stations are relatively low cost facilities. While they are offline, particularly during periods of high demand such as the cold winter months, Allegheny must purchase replacement power in the market at prices higher than the cost of production from the facilities. As a result, Allegheny’s operating results are adversely affected by the outages at these facilities.

The information above, is based on current assumptions and estimates. Accordingly, actual results may vary and such variations may be material.

REPORT OF MANAGEMENT

The management of Allegheny Energy, Inc. and its consolidated subsidiary registrants, Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company (collectively, the Company), is responsible for the information and representations in the Company’s financial statements. The Company prepares the financial statements in accordance with accounting principles generally accepted in the United States of America based upon available facts and circumstances and management’s best estimates and judgments of known conditions.

The Company maintains an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company’s assets are protected. As noted in Item 9A, “Controls and Procedures,” the Company has undertaken a process to remediate certain identified weaknesses in its internal controls system. The Company’s staff of internal auditors conducts periodic reviews designed to assist management in maintaining effective internal control procedures. PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements and expresses its opinion on them. The independent auditors perform their audit in accordance with auditing standards generally accepted in the United States of America.

The Audit Committee of the Board of Directors, which consists of outside Directors, meets regularly with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to all of the Company’s records and to the Audit Committee.

/s/ Paul J. Evanson	/s/ Jeffrey D. Serkes
Paul J. Evanson	Jeffrey D. Serkes
Chairman of the Board,	Senior Vice President and
President, and Chief Executive Officer	Chief Financial Officer

March 11, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders

of Allegheny Energy, Inc.:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive (loss) income present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for derivative financial instruments as of January 1, 2001. As discussed in Note 7, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002. As discussed in Note 10, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003. As discussed in Note 4, the Company changed the manner in which it accounts for gains and losses on energy trading contracts as of January 1, 2003.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31
(In thousands)	2003	2002	2001
Total operating revenues	$709,322	$683,043	$1,657,747

Cost of revenues:
Fuel consumed for electric generation	458,764	462,667	424,610
Purchased energy and transmission	106,555	153,245	236,260

Total cost of revenues	565,319	615,912	660,870

Net revenues	144,003	67,131	996,877

Other operating expenses:
Workforce reduction expenses	—	46,094	—
Operation expense	461,318	629,350	351,726
Depreciation and amortization	130,673	118,973	115,962
Taxes other than income taxes	57,630	65,591	66,320

Total other operating expenses	649,621	860,008	534,008

Operating (loss) income	(505,618)	(792,877)	462,869

Other income and expenses, net	1,768	584	5,453
Interest charges:
Interest on debt	297,356	159,710	110,991
Interest capitalized	(15,394)	(10,025)	(7,506)

Total interest charges	281,962	149,685	103,485

Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting changes	(785,812)	(941,978)	364,837

Federal and state income tax (benefit) expense	(319,711)	(362,513)	124,953

Minority interest	4,809	4,282	5,049

Consolidated (loss) income before cumulative effect of accounting changes	(470,910)	(583,747)	234,835

Cumulative effect of accounting changes, net	(19,533)	—	(31,147)

Consolidated net (loss) income	$(490,443)	$(583,747)	$203,688

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2003	2002	2001
Cash flows used in operations:
Consolidated net (loss) income	$(490,443)	$(583,747)	$203,688
Cumulative effect of accounting changes, net	19,533	—	31,147

Consolidated (loss) income before cumulative effect of accounting changes	(470,910)	(583,747)	234,835
Depreciation and amortization	130,673	118,973	115,962
Loss on disposal of assets	33,270	—	—
Minority interest	4,809	4,282	5,049
Deferred investment credit and income taxes, net	(162,024)	(283,361)	239,101
Unrealized losses (gains) on commodity contracts, net	459,591	349,655	(598,140)
Workforce reduction expenses	—	36,144	—
Restructuring charges and related asset impairment	—	28,121	—
Impairment of generation projects	—	244,037	—
Other, net	23,512	—	—
Changes in certain assets and liabilities:
Accounts receivable, net	35,982	13,997	65,670
Accounts receivable due from/payable to affiliates, net	(38,712)	27,046	(73,036)
Materials and supplies	5,739	(6,321)	(7,363)
Taxes receivable/accrued, net	67,615	23,776	(82,766)
Prepayments	14,265	(30,091)	(32,792)
Accounts payable	(103,716)	55,691	(58,048)
Accrued payroll	8	(32,680)	32,730
Purchased options	14,312	(27,612)	23,846
Commodity contract termination costs	(47,706)	47,965	—
Other, net	7,232	(19,874)	35,960

Net cash flows used in operations	(26,060)	(33,999)	(98,992)

Cash flows used in investing:
Construction expenditures	(95,320)	(206,619)	(214,045)
Acquisitions of business and generating assets	(318,435)	—	(1,548,612)
Proceeds from sale of assets	45,844	—	—
Increase in restricted funds	(31,658)	—	—
Other investments	9,453	(28,862)	(6,855)

Net cash flows used in investing	(390,116)	(235,481)	(1,769,512)

Cash flows from financing:
Notes payable to parent and affiliates	—	(194,850)	334,600
Short-term debt, net	(796,966)	111,071	520,130
Issuance of notes, bonds and other long-term debt	1,685,669	943,616	776,594
Retirement of notes, bonds and other long-term debt	(497,264)	(456,321)	(7,187)
Parent company contribution	223,448	1,950	272,530
Return of parent company capital contribution	(12,674)	—	—
Contribution from minority shareholder in AGC	9,188	—	—
Cash dividends paid to minority shareholder	(2,871)	—	(7,674)
Cash dividends paid to parent	—	(98,033)	—

Net cash flows from financing	608,530	307,433	1,888,993

Net change in cash and temporary cash investments	192,354	37,953	20,489
Cash and temporary cash investments at January 1	58,862	20,909	420

Cash and temporary cash investments at December 31	$251,216	$58,862	$20,909

Supplemental cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$261,640	$143,191	$94,977
Income taxes	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
(In thousands)	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$251,216	$58,862
Accounts receivable:
Energy trading and other	69,457	106,785
Unbilled	2,663	—
Allowance for uncollectible accounts	(2,903)	(1,411)
Materials and supplies:
Operating and construction	54,791	55,849
Fuel	37,794	44,469
Taxes receivable	1,183	69,701
Deferred income taxes	15,317	25,981
Prepaid taxes	16,938	17,851
Commodity contracts	31,640	156,704
Restricted funds	107,504	—
Other	11,081	22,951

	596,681	557,742
Property, plant, and equipment:
In service, at original cost:
Generation	5,656,369	5,143,966
Transmission	78,233	78,834
Other	15,615	14,553
Accumulated depreciation	(2,200,197)	(2,069,425)

	3,550,020	3,167,928
Construction work in progress	68,276	245,038

	3,618,296	3,412,966
Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Unregulated investments	27,038	28,850
Other	18,025	17,116

	412,350	413,253
Deferred charges:
Commodity contracts	5,536	1,055,160
Other	74,619	68,202

	80,155	1,123,362

Total assets	$4,707,482	$5,507,323

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	As of December 31
(In thousands)	2003	2002
LIABILITIES AND MEMBERS’ EQUITY:
Current liabilities:
Short-term debt	$—	$796,966
Long-term debt due within one year	350,000	114,350
Debentures, notes and bonds	—	1,747,785
Accounts payable	133,244	231,960
Accounts payable to affiliates, net	9,310	48,022
Taxes accrued—other	22,912	23,815
Commodity contracts	41,486	191,186
Other	114,413	101,403

	671,365	3,255,487

Long-term debt	2,834,479	91,719

Deferred credits and other liabilities:
Commodity contracts	61,125	592,471
Unamortized investment credit	59,434	61,710
Deferred income taxes	171,294	356,473
Other	98,344	69,582

	390,197	1,080,236

Minority interest	42,669	31,543

Members’ equity	768,772	1,048,338

Commitments and contingencies (Note 24)

Total liabilities and members’ equity	$4,707,482	$5,507,323

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Capitalization

	(In thousands)
As of December 31	2003	2002
Members’ equity:
Members’ equity	$768,772	$1,048,338

Total	$768,772	$1,048,338

Long-term debt:

		(In thousands)
	December 31, 2003 Interest Rate %	2003 Long-term Debt	2002 Current Liabilities(a)	2002 Long-term Debt
Secured notes due 2007-2029	4.700% - 6.875%	$268,077	$255,272	$77,155

Unsecured notes due 2007-2012	4.750% - 5.100%	15,032	—	15,032

Debentures due 2023	6.875%	100,000	150,000	—

Medium-term debt due 2007-2012	7.800% - 10.510%	1,430,000	1,345,512	—

Refinancing credit facility due 2004-2005	7.120% - 10.620%	1,379,486	—	—

Other long-term debt		—	119,998	—

Unamortized debt discount		(8,116)	(8,647)	(468)

Total (annual interest requirements $263.9 million)		3,184,479	1,862,135	91,719
Less current maturities		350,000	114,350	—

Total		$2,834,479	$1,747,785	$91,719

(a)	As discussed in Note 3, $1,747.8 million of Long-term debt was classified as short-term as a result of debt covenant violations; these violations were subsequently cured and the amounts are classified as long-term as of December 31, 2003.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

(In thousands)	2003	2002	2001
Balance at January 1	$1,048,338	$1,524,686	$759,643
Consolidated net (loss) income	(490,443)	(583,747)	203,688
Transfer of Monongahela Power Company’s regulatory generation assets at book value	—	—	173,825
Issuance of membership interest	—	—	115,000
Equity adjustments due to 2002 Restatement	—	4,766	—
Transfer of post retirement benefits other than pensions to Allegheny Energy Service Corporation	—	8,644	—
Forgiveness of note payable	—	193,000	—
Member’s capital contributions	223,448	1,950	272,530
Return of member’s capital contributions	(12,674)	—	—
Dividends declared to members	—	(100,000)	—
Change in other comprehensive loss	103	(961)	—

Balance at December 31	$768,772	$1,048,338	$1,524,686

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	Year ended December 31
(In thousands)	2003	2002	2001
Consolidated net (loss) income	$(490,443)	$(583,747)	$203,688
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedges:
Cumulative effect of accounting change—gain on cash flow hedges, net of tax of $906	—	—	1,478
Unrealized loss on cash flow hedges for the period, net of tax of $621	—	(1,000)	—
Less: Reclassification adjustment for gains incurred in net income, net of tax of $906	—	—	(1,478)

Net unrealized losses on cash flow hedges	—	(1,000)	—

Other, net of tax of $64 and $24	103	39	—

Total other comprehensive income (loss)	103	(961)	—

Consolidated comprehensive (loss) income	$(490,340)	$(584,708)	$203,688

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Allegheny Energy, Inc. and subsidiaries (Allegheny) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Allegheny Energy Supply Company, LLC, and Subsidiaries (AE Supply) and incorporate the disclosures related to AE Supply contained in the following notes of the Allegheny “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1: paragraph 4, Use of Estimates, Consolidation, paragraphs 2 through 7 of Revenues, Debt Issuance Costs, paragraphs 3 and 4 of Property, Plant and Equipment, Long-Lived Assets, paragraph 2 of Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest, Depreciation and Maintenance – “Estimated service lives” and paragraph 3, Goodwill and Other Intangible Assets, Investments, Temporary Cash Investments, Inventory, Income Taxes, Pension and Other Postretirement Benefits, and Other Comprehensive Income.

Comprehensive Financial Review	Note 2: paragraphs 1, 2 and 6 through 9.

Capitalization	Note 3: 2003 Long-Term Debt Refinancing, Debt Covenants, paragraphs 1 through 5 of 2004 Refinancing, 2003 Issuances and Redemptions, and 2002 and 2001 Issuances and Redemptions.

Energy Trading Activities	Note 4: paragraphs 1 through 6, 2003 Events, 2002 Events, and Implementation of EITF 02-3.

Acquisitions and Divestitures	Note 5: paragraphs 1 and 4 through 8.

Asset Impairments	Note 6: paragraphs 1 through 3.

Goodwill and Other Intangible Assets	Note 7: paragraphs 1, 2, 4, and 5.

Restructuring Charges and Workforce Reduction Expenses	Note 8: paragraphs 1 through 3.

Derivative Instruments and Hedging Activities	Note 9: paragraph 1, paragraphs 1, 2, and 4 of 2003 and 2002 Activity, and 2001 Activity.

Asset Retirement Obligations	Note 10: paragraphs 1 through 3, 5, 7, and 8.

Short-term Debt	Note 15: paragraph 1.

Fair Value of Financial Instruments	Note 20: paragraphs 1 and 3.

Jointly Owned Electric Utility Plants	Note 21.

Commitments and Contingencies

Note 24: Environmental Matters and Litigation – “Clean Air Act and CAAA Matters”

Other Litigation – “Nevada Power Contracts,” “Sierra/Nevada,” “Settlement of Litigation Related to Power Supply Contracts with the CDWR,” “Putative Class Actions under California Statutes,” “Suits Related to Gleason Generating Facility,” “Litigation Against Merrill Lynch,” “CFTC Subpoenas,” “EMPI Adversary Proceeding,” and “Ordinary Course of Business,” paragraphs 4 through 6 of Leases, Variable Interest Entities, Fuel Commitments, paragraph 2 of Letters of Credit, Guarantees, and UGI Put Option.

Subsequent Events	Note 25.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notes that follow herein set forth additional specific information for AE Supply and are numbered to be consistent with Allegheny’s “Notes to Consolidated Financial Statements.”

These notes are an integral part of the consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AE Supply is a majority owned subsidiary of Allegheny Energy, Inc. (AE, and collectively with AE’s consolidated subsidiaries, Allegheny). AE Supply is a public utility holding company.

AE Supply was formed in November 1999 in order to consolidate Allegheny’s deregulated energy supply business. On November 18, 1999, one of AE Supply’s affiliates, West Penn Power Company (West Penn), transferred its generating capacity of 3,778 megawatts (MW) to AE Supply at net book value, as allowed by the final settlement in West Penn’s Pennsylvania restructuring case. In 1999, AE Supply also purchased 276 MW of merchant capacity at Fort Martin Unit No. 1 from another affiliate, AYP Energy, Inc. (AYP Energy). On August 1, 2000, AE Supply’s affiliate, The Potomac Edison Company (Potomac Edison), transferred its generating assets, except certain hydroelectric facilities located in Virginia, to AE Supply at net book value. This transfer totaled approximately 2,100 MW of generating capacity. In addition, on June 1, 2001, AE Supply’s affiliate, Monongahela Power Company (Monongahela), transferred its Ohio and Federal Energy Regulatory Commission (FERC) jurisdictional generating assets to AE Supply at net book value. This transfer totaled 352 MW of generating capacity.

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

AE Supply operates under a single business segment, Generation and Marketing. In 2003 and 2002, the majority of revenues were from bulk power sales to affiliates. AE Supply’s operations may be subject to federal regulation, but are not subject to state regulation of rates.

Certain amounts in the December 31, 2002 consolidated balance sheet and in the December 31, 2002 and 2001, consolidated statements of operations and consolidated statements of cash flows have been reclassified for comparative purposes. Significant accounting policies of AE Supply and its subsidiaries are summarized below.

Capitalized Interest

AE Supply capitalizes interest costs in accordance with the provisions of SFAS No. 34, “Capitalization of Interest Costs.” The interest capitalization rates in 2003, 2002, and 2001 were 7.90 percent, 6.22 percent, and 6.37 percent, respectively. AE Supply capitalized interest of $15.4 million in 2003, $10.0 million in 2002, and $7.5 million in 2001.

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on the estimated service lives of depreciable properties and amounted to approximately 2.7 percent of average depreciable property in 2003, 2.5 percent in 2002, and 2.1 percent in 2001.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intercompany Receivables and Payables

AE Supply has various operating transactions with affiliates. It is AE Supply’s policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the consolidated balance sheets and consolidated statements of cash flows.

Substantially all of the employees of Allegheny are employed by Allegheny Energy Services Corporation (AESC), which performs services at cost for AE Supply and its affiliates in accordance with PUHCA. Through AESC, AE Supply is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to AE Supply for 2003, 2002, and 2001 were $170.7 million, $238.5 million, and $121.7 million, respectively.

AE Supply supplies electricity to its regulated utility affiliates, West Penn, Potomac Edison, and Monongahela, in accordance with agreements approved by the FERC, to meet their retail load requirements as the default provider during the transition periods for deregulation plans approved in Pennsylvania, Maryland, Virginia, West Virginia and Ohio. For 2003, 2002, and 2001, revenues from these sales were $1,055.8 million, $986.7 million, and $1,018.6 million, respectively. To balance load requirements, AE Supply purchases power, under a market rate tarriff and other agreements, from its regulated affiliates. For 2003, 2002 and 2001, AE Supply purchased power of $51.0 million, $53.7 million, and $111.9 million, respectively, which is reflected in “Purchased energy and transmission” on the consolidated statements of operations.

In November 2001, AE Supply entered into an agreement with Potomac Edison to purchase 180 MW of unit contingent capacity, energy, and ancillary services from January 1, 2002 through December 31, 2004, related to the AES Warrior Run generation facility. The cost of purchasing power under this contract is reported net of associated energy trading revenues in “Total operating revenues” on the consolidated statements of operations in accordance with EITF 02-3. Purchases for the years ended December 31, 2003 and 2002 were $46.7 million and $44.4 million, respectively.

At December 31, 2003 and 2002, AE Supply had net accounts payable to affiliates of $9.3 million and $48.0 million, respectively.

Transfer of Assets

No generating assets were transferred to AE Supply by AE or an affiliate during 2003 or 2002.

During 2001, the following transfers of generating assets to AE Supply occurred:

•	In June 2001, the negotiated transfer by Monongahela of approximately 352 MW of its Ohio and FERC jurisdictional generating assets at a net book value of $48.7 million. The 352 MW transferred included the Ohio part of Monongahela’s ownership interest in AGC.

•	In June 2001, the transfer by AE of 83 MW of generating capacity in the Conemaugh generating station. AE purchased the interest in this station from Potomac Electric Power Company in March 2001 at a cost of approximately $78 million.

•	In June 2001, the transfer by AE of two 44 MW simple-cycle natural gas combustion turbines in Springdale, Pennsylvania by merging its subsidiary, Allegheny Energy Units No. 1 & 2 LLC, with AE Supply.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the transfer of certain generating assets of Monongahela and Potomac Edison, these facilities are leased back under automatically renewable one year leases. Rental income from these leases, included in net revenue, was $113.0 million, $149.6 million, and $75.2 million in 2003, 2002, and 2001, respectively.

In conjunction with the transfer of the generating assets of West Penn, Potomac Edison, and Monongahela to AE Supply, AE Supply assumed $350.9 million of pollution control debt. As of December 31, 2003, Monongahela is a co-obligor of $12.8 million of this pollution control debt.

AE Supply and its affiliate, Monongahela, own certain generating assets jointly as tenants in common. The assets are operated by AE Supply, with each of the owners being entitled to the available energy output and capacity in proportion to its ownership in the assets. Monongahela does the billing for the jointly owned stations located in West Virginia, while AE Supply is responsible for billing Hatfield’s Ferry Power Station, a Pennsylvania station. See Note 21 for additional information regarding jointly owned electric utility plants.

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

Pension and Other Postretirement Benefits

Through AESC, AE Supply is responsible for its proportionate share of postretirement benefit costs.

NOTE 2:  COMPREHENSIVE FINANCIAL REVIEW

The adjustments related to AE Supply, which increased the 2002 net loss, aggregated approximately $9.3 million, net of income taxes, and were recorded in the first quarter of 2002 as an increase to the loss. The nature and amounts of these adjustments are primarily as follows:

•	The failure to record certain liabilities for incurred but not reported (IBNR) claims for the self-insured portion of workers’ compensation and general liability claims for the fiscal years 2001, 2000, and years prior to 2000. The aggregate amount of these amounts not recorded in the years prior to 2002 was approximately $1.4 million, before income taxes ($0.9 million, net of income taxes);

•	Errors in recording of revenues and expenses associated with trading activities mainly related to mark-to-market valuations, bad debt reserves, the write-off of software costs, and the reconciliation of receivables and payables with counterparties for the fiscal years 2001, 2000, and prior to 2000. The aggregate of these amounts in the years prior to 2002 was approximately $6.4 million, before income taxes ($3.9 million, net of income taxes);

•	The failure to record penalties of approximately $1.9 million, before income taxes ($1.2 million, net of income taxes), for the fiscal years 2001 and 2000 triggered under a contract by the failure to deliver minimum quantities of gypsum;

•	The incorrect recording of Supplemental Executive Retirement Plan (SERP) costs of approximately $2.4 million, before income taxes ($1.5 million, net of income taxes), due to the exclusion of benefits funded using a Secured Benefit Plan (SBP) from the estimated SERP liability for the fiscal years 2001, 2000, and prior to 2000;

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The understatement of adjustments related to the change in the reserve for adverse power purchase commitments of approximately $1.7 million, before income taxes ($1.0 million, net of income taxes), for the fiscal year 2001; and

•	The failure to accrue business and occupation taxes related to generating assets leased to an affiliate of approximately $1.5 million, before income taxes ($0.9 million, net of income taxes), for the fiscal year 2001.

The years to which the (charges) income, net of income taxes, relate are as follows:

Type of Adjustment	2001	2000	Prior to 2000	Total
(In millions)
IBNR liabilities not recorded	$(0.1)	$(0.3)	$(0.5)	$(0.9)
Errors in recording of trading revenues and expenses	(6.2)	2.3	—	(3.9)
Contract penalties not recorded	(0.5)	(0.7)	—	(1.2)
Incorrect recording of SERP	(1.3)	(0.6)	0.4	(1.5)
Incorrect recording of adjustments related to changes in the reserve for adverse power purchase commitments	(1.0)	—	—	(1.0)
Failure to accrue certain taxes related to leased generating assets	(0.9)	—	—	(0.9)
Bank reconciliation adjustments recorded in incorrect year	1.1	(1.1)	—	—
Other, principally unregulated investments and accounts receivable	—	(0.1)	0.2	0.1

Total	$(8.9)	$(0.5)	$0.1	$(9.3)

Had the adjustments listed above been recorded in the appropriate years, the following table demonstrates the effect on both consolidated (loss) income before cumulative effect of accounting change, and consolidated net (loss) income:

(In millions)	2002	2001
Consolidated (loss) income before cumulative effect of accounting change—as reported	$(583.7)	$234.8
Consolidated (loss) income before cumulative effect of accounting change—as if restated	(574.4)	225.9
Consolidated net (loss) income—as reported	(583.7)	203.7
Consolidated net (loss) income—as if restated	(574.4)	194.8

NOTE 3:  CAPITALIZATION

Members’ Equity

On March 16, 2001, AE Supply acquired Merrill Lynch’s energy trading business. AE Supply acquired this business for $489.2 million in cash plus the issuance of a 1.967 percent equity membership interest in AE Supply, effective June 29, 2001. As a result of an additional cash capital contribution from AE during 2003 and 2002 of approximately $223.4 and $2.0 million, respectively, Merrill Lynch’s equity membership decreased to 1.744 percent as of December 31, 2003.

Members’ equity includes capital contributions related to West Penn, Potomac Edison, AYP Energy, and Monongahela generating asset transfers as described in Note 1 to the Consolidated Financial Statements.

Debt Covenants

The total debt classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” in the accompanying consolidated balance sheets was approximately $1,747.8 million as of December 31, 2002.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AE Supply’s total long-term debt was $2,834.5 million (excluding $350.0 million of current maturities) as of December 31, 2003, and $91.7 million as of December 31, 2002.

Long-term Debt Maturities

As of December 31, 2003, contractual maturities for long-term debt for the next five years, excluding unamortized debt discounts of $8.1 million, are:

(In millions)	2004	2005	2006	2007	2008	Thereafter
Borrowing Facilities	$350.0	$1,029.5	$—	$—	$—	$—
Debentures	—	—	—	—	—	100.0
Secured and Unsecured Notes	—	—	—	91.7	—	191.4
Medium-term Debt	—	—	—	380.0	—	1,050.0

	$350.0	$1,029.5	$—	$471.7	$—	$1,341.4

NOTE 4:  ENERGY TRADING ACTIVITIES

At December 31, 2003, the fair value of the energy trading commodity contract assets and liabilities was $37.2 million and $102.6 million, respectively. At December 31, 2002, the fair value of the energy trading commodity contract assets and liabilities was $1,211.9 million and $783.7 million, respectively.

As of December 31, 2002, the fair value of AE Supply’s commodity contracts with the California Department of Water Resources (CDWR) of $1,037.5 million was approximately 18.8 percent of AE Supply’s total assets.

The following table provides a reconciliation of the impact of previously reported amounts of operating revenues and cost of revenues as a result of the application of EITF 02-3:

(In millions)	2001
Operating Revenues:
As previously reported	$8,612
Impact of Application of EITF 02-3	(6,954)

Operating revenues as adjusted	$1,658

Cost of Revenues:
Purchased energy and transmission expense previously reported	$7,190
Impact of application of EITF 02-3	(6,954)

Purchased energy and transmission expense as adjusted	$236

During 2003, AE Supply recorded unrealized losses of $459.6 million and realized gains of $7.7 million as components of net revenue. During 2002, AE Supply recorded unrealized losses of $349.7 million and realized losses of $139.3 million as components of net revenue. During 2001, AE Supply recorded unrealized gains of $598.2 million and realized losses of $209.1 million as components of net revenue.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

AE Supply has goodwill of $367.3 million as of December 31, 2003 and 2002.

If the provisions of SFAS No. 142 had been applied for 2001, consolidated income before cumulative effect of accounting change and consolidated net income would have been as follows:

(In millions)	Year ended December 31, 2001
Consolidated income before cumulative effect of accounting change:
As reported	$234.8
Add: Goodwill amortization, net of income taxes	12.3

As adjusted	$247.1

Consolidated net income:
As reported	$203.7
Add: Goodwill amortization, net of income taxes	12.3

As adjusted	$216.0

NOTE 8:  RESTRUCTURING CHARGES AND WORKFORCE REDUCTION EXPENSES

For the year ended December 31, 2002, AE Supply recorded a charge for its allocable share of the workforce reduction expenses of $46.1 million, before income taxes ($28.3 million, net of income taxes), as follows:

(In millions)	Before Income Taxes	After Income Taxes
ERO program expenses	$21.4	$13.1
Non-ERO program expenses	24.7	15.2

Total	$46.1	$28.3

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

NOTE 10:  ASSET RETIREMENT OBLIGATIONS (ARO)

The effect of adopting SFAS No. 143 on AE Supply’s consolidated statement of operations was a cumulative effect adjustment to decrease net income by $7.4 million ($11.9 million, before income taxes). The effect of adopting SFAS No. 143 on AE Supply’s consolidated balance sheet was a $0.3 million increase in property, plant, and equipment, net and the recognition of a $12.2 million non-current liability.

For the year ended December 31, 2003, AE Supply’s ARO balance increased $2.1 million, from $12.2 million at January 1, 2003, to $14.3 million at December 31, 2003, due to accretion expense.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, AE Supply’s consolidated (loss) income before cumulative effect of accounting change and consolidated net (loss) income, would have been as follows.

	Year Ended December 31
(In millions)	2002	2001
Consolidated (loss) income before cumulative effect of accounting change:
As reported	$(583.7)	$234.8
As adjusted	(584.9)	233.9

Consolidated net (loss) income:
As reported	(583.7)	203.7
As adjusted	(584.9)	202.7

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, AE Supply’s AROs would have been $8.8 million at January 1, 2001, $10.4 million at December 31, 2001, and $12.2 million at December 31, 2002.

NOTE 12:  DIVIDEND RESTRICTIONS

With limited exceptions, AE Supply may not directly or indirectly pay any dividend or make any distribution (by reduction of capital or otherwise), whether in cash, property, securities or a combination thereof, to any owner of a beneficial interest in AE Supply or otherwise with respect to any ownership or equity interest in, or, ownership security of AE Supply. AE Supply may not redeem, purchase, retire, or otherwise acquire for value any such ownership or equity interest or security and is also prohibited from setting aside or otherwise segregating any amounts for any such purpose.

NOTE 14:    INCOME TAXES

Details of federal and state income tax (benefit) expense are:

(In millions)	2003	2002	2001
Income tax (benefit) expense—current:
Federal	$(157.0)	$(78.1)	$(102.6)
State	(0.7)	(1.1)	(11.2)

Total	(157.7)	(79.2)	(113.8)
Income tax (benefit) expense—deferred, net of amortization	(159.7)	(281.0)	241.2
Amortization of deferred investment tax credit	(2.3)	(2.3)	(2.4)

Total income tax (benefit) expense	$(319.7)	$(362.5)	$125.0

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total provision for income tax (benefit) expense is different from the amount produced by applying the federal statutory income tax rate of 35 percent to financial accounting income, as set forth below:

	2003		2002		2001
(In millions, except percent)	Amount	Percent	Amount	Percent	Amount	Percent
(Loss) income before income taxes, minority interest, and cumulative effect of accounting change	$(785.8)		$(942.0)		$364.8

Income tax (benefit) expense calculated using the federal statutory rate of 35 percent	(275.0)	35.0	(329.7)	35.0	127.7	35.0
Increased (decreased) for:
Depreciation for which deferred taxes were not provided	2.1	(0.3)	(0.6)	0.1	0.9	0.3
State income tax, net of federal income tax benefit	(25.6)	3.3	(22.0)	2.3	5.2	1.4
Amortization of deferred investment tax credit	(2.3)	0.3	(2.3)	0.2	(2.4)	(0.7)
Consolidated return benefit	(21.1)	2.7	(6.0)	0.6	(4.7)	(1.3)
Adjustment to nondeductible reserves	—	—	(0.4)	0.1	—	—
Other, net	2.2	(0.3)	(1.5)	0.2	(1.7)	(0.5)

Total income tax (benefit) expense	$(319.7)	40.7	$(362.5)	38.5	$125.0	34.2

The provision for income taxes for the cumulative effect of accounting change is different from the amount produced by applying the federal statutory income tax rate of 35 percent to the gross amount, as set forth below:

(In millions)	2003	2002	2001
Cumulative effect of accounting change before income taxes	$(31.7)	$—	$(52.3)

Income tax benefit calculated using the federal statutory rate of 35 percent	11.1	—	18.3
Increased for state income tax benefit, net of federal income tax expense	1.0	—	2.9

Total	$12.1	$—	$21.2

At December 31, the deferred income tax assets and liabilities consisted of the following:

(In millions)	2003	2002
Deferred income tax assets:
Adverse power purchase commitment	$47.5	$54.6
Unamortized investment tax credit	32.9	34.1
Net operating loss carryforward	203.8	171.6
Fair value of commodity contracts	99.8	—
Valuation allowance on NOL	(0.2)	—
Other	31.5	24.8

Total deferred income tax assets	415.3	285.1
Deferred income tax liabilities:
Plant asset basis differences, net	545.6	480.8
Intangible asset basis differences, net	16.8	7.4
Fair value of commodity contracts	—	121.2
Other	8.9	6.2

Total deferred income tax liabilities	571.3	615.6

Total net deferred income tax liabilities	156.0	330.5
Portion above included in current assets	15.3	26.0

Total long-term net deferred income tax liabilities	$171.3	$356.5

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AE Supply recorded as deferred income tax assets the effect of net operating losses, which will more likely than not be realized through future operations and through the reversal of existing temporary differences. These net operating loss carryforwards expire in varying amounts through 2023. In addition, AE Supply is a party to a consolidated tax sharing agreement which was amended effective July 1, 2003. AE Supply can realize the benefits of its net operating loss carryforwards generated prior to this date only to the extent of its future taxable income. AE Supply expects to realize benefits represented by deferred tax assets, through its participation in the consolidated tax return in future years.

Net income taxes payable to affiliate at December 31, 2003 was $17.9 million. Net income taxes receivable from affiliate at December 31, 2002 was $48.7 million.

NOTE 15:  SHORT-TERM DEBT

In addition to bank lines of credit, through August 2002 AE Supply, through its AGC subsidiary, participated in an Allegheny internal money pool, which accommodates intercompany short-term borrowing needs to the extent that certain of Allegheny’s subsidiaries have funds available. The money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points. AE Supply has SEC authorization for total short-term borrowings in combination with AE, from all sources, of $4.0 billion. There was no short-term debt outstanding as of December 31, 2003.

Short-term debt outstanding as of December 31, 2002 and average amounts of short-term debt outstanding during 2003 and 2002 consisted of:

(In millions)	2003		2002
	Amount	Rate	Amount	Rate
Balance and interest rate at end of year:
Notes payable to banks	$—	—	$797.0	3.29%
Average amount outstanding and interest rate during the year:
Commercial paper	$—	—	$106.7	2.15%
Notes payable to banks	85.5	5.50%	456.2	3.18%

NOTE 16:  PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, AE Supply is responsible for its proportionate share of the cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. AE Supply’s share of the costs (credits), of which approximately 2 percent in 2003 and 2002 was charged to plant construction, was as follows:

(In millions)	2003	2002	2001
Pension	$10.4	$2.6	$(0.9)
Medical and life insurance	6.7	3.0	2.1

NOTE 20:  FAIR VALUE OF FINANCIAL INSTRUMENTS

	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Debentures, notes, and bonds for 2002)	$3,184.5	$3,064.4	$1,953.9	$1,646.0

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21:  JOINTLY OWNED ELECTRIC UTILITY PLANTS

AE Supply owns an interest in seven generating stations with Monongahela. Through June 2003, AE Supply also owned a 4.9 percent interest, approximately 83 MW, in coal-fired generating capacity of the Conemaugh Generating Station near Johnstown, Pennsylvania. AE Supply records its proportionate share of operating costs, assets, and liabilities related to these generating facilities in the corresponding lines in the consolidated financial statements. As of December 31, 2003, AE Supply’s investment and accumulated depreciation in these generating stations were as follows:

Generating Station	Ownership Share	Plant Investment	Accumulated Depreciation
(Dollars in millions)
Albright	42.1%	$50.3	$40.9
Fort Martin	80.9%	373.6	184.5
Harrison	78.7%	1,040.7	465.9
Hatfield’s Ferry	76.6%	446.8	248.3
Pleasants	78.7%	909.0	454.0
Rivesville	14.9%	8.5	6.2
Willow Island	14.9%	15.1	10.0

NOTE 22:  OTHER INCOME AND EXPENSES, NET

Other income and expenses represent nonoperating income and expenses. The following table summarizes AE Supply’s other income and expenses for 2003, 2002, and 2001:

(In millions)	2003	2002	2001
Interest income	$3.7	$1.4	$2.5
Gain on sale of retail customer accounts	—	1.2	—
Gain on sale of equipment	—	—	3.5
Other	(1.9)	(2.0)	(0.5)

Total other income and expenses, net	$1.8	$0.6	$5.5

NOTE 23:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended				2002 Quarters Ended
(In millions)	December 2003	September 2003	June 2003	March 2003	December 2002	September 2002	June 2002	March 2002
Total operating revenues	$290.1	$238.2	$(30.2)	$211.2	$12.8	$(18.1)	$264.2	$424.1
Operating income (loss)	24.2	(43.0)	(336.3)	(150.5)	(497.3)	(353.4)	(48.7)	106.5
Consolidated (loss) income before cumulative effect of accounting changes	(27.2)	(78.4)	(237.9)	(127.4)	(329.2)	(245.4)	(55.4)	46.2
Cumulative effect of accounting changes, net*	—	—	—	(19.5)	—	—	—	—

Consolidated net (loss) income	$(27.2)	$(78.4)	$(237.9)	$(146.9)	$(329.2)	$(245.4)	$(55.4)	$46.2

*	Results for the first quarter of 2003 include a cumulative effect of accounting changes for the adoption of EITF 02-3 and SFAS No. 143 on January 1, 2003.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The quarterly amounts included in the table above reflect the adjustments identified in Allegheny’s comprehensive financial review, as discussed in Note 2. The following table summarizes the effect of the adjustments on amounts previously reported for AE Supply’s first and second quarter 2002 total operating revenues, net revenues, operating (loss) income, consolidated (loss) income before cumulative effect of accounting change, and consolidated net (loss) income. The amounts shown as previously reported for total operating revenues reflect certain reclassifications to comply with EITF 02-3 as discussed in Note 4, and for net revenues and operating (loss) income, reflect reclassifications made in AE Supply’s presentation of its statements of operations after the Forms 10-Q for the first and second quarters of 2002 were filed. The reclassifications were made to provide consistent presentations among Allegheny’s various SEC registrants. In aggregate, the reclassifications had no effect on previously reported consolidated (loss) income before cumulative effect of accounting change and consolidated net (loss) income.

(In millions)	Second Quarter 2002	First Quarter 2002
Total operating revenues as previously reported	$262.0	$426.6
Adjustments	2.2	(2.5)

As restated	$264.2	$424.1

Net revenues as previously reported	$122.4	$257.2
Adjustments	0.8	(2.0)

As restated	$123.2	$255.2

Operating (loss) income as previously reported	$(56.2)	$132.2
Adjustments	7.5	(25.7)

As restated	$(48.7)	$106.5

Consolidated (loss) income before cumulative effect of accounting change as previously reported	$(58.6)	$61.8
Adjustments	3.2	(15.6)

As restated	$(55.4)	$46.2

Consolidated net (loss) income as previously reported	$(58.6)	$61.8
Adjustments	3.2	(15.6)*

As restated	$(55.4)	$46.2

*	Includes $(9.3) million for the correction of accounting errors related to years prior to 2002 and $(6.3) million for the correction of accounting errors related to the first quarter of 2002, see Note 2.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections of accounting errors related to the first and second quarters of 2002 were primarily as follows:

(In millions, net of income taxes)	Second Quarter 2002	First Quarter 2002
The failure to accrue costs associated with goods or services received	$4.6	$(6.9)
Errors in recording revenues and expenses associated with trading activities	0.7	2.9
Errors in recording inventory issued from storerooms	1.4	(1.9)
The failure to record penalties under a contract triggered by the failure to deliver minimum quantities of gypsum	(0.1)	1.1
Error in expensing an unregulated investment in the first quarter of 2002 which was corrected in the second quarter of 2002	(1.6)	1.6
Understatement of payroll overhead costs charged to expense due to errors in the distribution of payroll overhead costs	(0.3)	(1.1)
Incorrect recording of SERP costs due to the exclusion of benefits funded using Secured Benefit Plan (SBP) from the estimated liability	(0.8)	(0.8)
Errors in recording adjustments related to the change in the reserve for adverse power purchase commitments	(0.5)	(0.5)
Other, principally accrued payroll costs and interest expense	(0.2)	(0.7)

Total	$3.2	$(6.3)

Had AE Supply adjusted 2001 for the correction of the accounting errors discussed in Note 2 that were recorded in the first quarter of 2002, the 2001 quarterly consolidated income (loss) before cumulative effect of accounting change and net income (loss) would have been as follows:

	2001
(In millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated income (loss) before cumulative effect of accounting change as reported	$3.7	$117.6	$71.7	$41.8
Adjustments	(4.7)	(0.6)	(1.9)	(1.7)

As if restated	$(1.0)	$117.0	$69.8	$40.1

Consolidated net income (loss) as reported	$3.7	$117.6	$71.7	$10.7
Adjustments	(4.7)	(0.6)	(1.9)	(1.7)

As if restated	$(1.0)	$117.0	$69.8	$9.0

NOTE 24:  COMMITMENTS AND CONTINGENCIES

Construction and Capital Program

AE Supply has entered into commitments for its construction and capital programs for which expenditures are estimated to be $89.0 million (unaudited) for 2004 and $117.9 million (unaudited) for 2005. Construction expenditure levels in 2006 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. AE Supply estimates that its management of emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters and Litigation

AE Supply is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require AE Supply to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters:    AE Supply’s construction forecast includes the expenditures of $7.1 million (unaudited) of capital costs during the 2004 through 2005 period to comply with these regulations.

Leases

AE Supply has operating lease agreements with various terms and expiration dates, primarily for vehicles.

Total operating lease rent payments of $11.4 million in 2003, $14.6 million in 2002, and $14.5 million in 2001 were recorded as rent expense. Estimated minimum lease payments for operating leases with annual rent payments exceeding $100,000 and initial or remaining lease terms in excess of one year are as follows:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$6.5	$5.6	$5.0	$4.8	$4.8	$35.3	$62.0

Fuel Commitments

AE Supply has entered into various long-term commitments for the procurement of fuel, primarily coal, and lime, to supply its generating facilities. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. AE Supply’s fuel consumed for electric generation was $458.8 million, $462.7 million, and $424.6 million in 2003, 2002, and 2001 respectively. In 2003, AE Supply purchased approximately 54 percent of its fuel from one vendor.

Guarantees

At December 31, 2003, AE Supply and its subsidiaries provided guarantees, either directly or indirectly, of $30.7 million for their contractual obligations. Approximately $30.6 million relate to third party loans and other financing related guarantees. An additional $0.1 million are for the purchase, sale, exchange, or transportation of wholesale natural gas, electric power, and related services. Under the terms of the guarantees, AE Supply would be required to perform should an affiliate be in default of its obligation, generally for an amount not to exceed the amount disclosed. Additionally, the term of these guarantees, in general, coincide with the term of the underlying agreement. There are no amounts being carried as liabilities for AE Supply’s obligations under these guarantees.

Report of Independent Auditors

To the Members

of Allegheny Energy Supply Company, LLC.:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of operations, members’ equity, cash flows and comprehensive (loss) income present fairly, in all material respects, the financial position of Allegheny Energy Supply Company, LLC, and subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for derivative financial instruments as of January 1, 2001. As discussed in Note 7, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002. As discussed in Note 10, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003. As discussed in Note 4, the Company changed the manner in which it accounts for gains and losses on energy trading contracts as of January 1, 2003.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31
(In thousands)	2003	2002	2001
Total operating revenues	$987,696	$917,008	$937,723

Cost of revenues:
Fuel consumed for electric generation	135,055	128,881	131,799
Purchased energy and transmission	164,223	163,231	131,825
Natural gas purchases	203,513	134,015	128,010
Deferred energy costs, net	(33,913)	6,470	—

Total cost of revenues	468,878	432,597	391,634

Net revenues	518,818	484,411	546,089

Other operating expenses:
Workforce reduction expenses	—	27,770	—
Operation expense	276,368	235,477	232,535
Depreciation and amortization	73,702	73,492	79,011
Taxes other than income taxes	61,041	63,755	63,815

Total other operating expenses	411,111	400,494	375,361

Operating income	107,707	83,917	170,728

Other income and expenses, net	69,952	8,222	9,794

Interest charges:
Interest on debt	53,059	52,342	54,830
Allowance for borrowed funds used during construction and interest capitalized	(965)	(2,765)	(2,313)

Total interest charges	52,094	49,577	52,517

Consolidated income before income taxes and cumulative effect of accounting change	125,565	42,562	128,005

Federal and state income tax expense	44,416	8,824	38,548

Consolidated income before cumulative effect of accounting change	81,149	33,738	89,457
Cumulative effect of accounting change, net	(456)	(115,436)	—

Consolidated net income (loss)	$80,693	$(81,698)	$89,457

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

	Year Ended December 31
(In thousands)	2003	2002	2001
Cash flows from operations:
Consolidated net income (loss)	$80,693	$(81,698)	$89,457
Cumulative effect of accounting change, net	456	115,436	—

Consolidated income before cumulative effect of accounting change	81,149	33,738	89,457
Reapplication of SFAS No. 71	(61,724)	—	—
Depreciation and amortization	73,702	73,492	79,011
Gains on Canaan Valley land sales	—	(1,927)	—
Deferred investment credit and income taxes, net	40,892	33,353	16,678
Deferred energy costs, net	(33,913)	6,470	—
Workforce reduction expenses	—	27,770	—
Other, net	(160)	(2,922)	2,194
Changes in certain assets and liabilities:
Accounts receivable, net	(733)	(6,018)	17,498
Materials and supplies	(30,297)	10,743	(32,216)
Taxes receivable / accrued, net	35,199	(24,764)	6,629
Accounts payable	(6,248)	178	(3,484)
Accounts payable to affiliates, net	6,044	(22,016)	(1,703)
Noncurrent income taxes payable	4,604	41,067	—
Other, net	9,402	9,278	23,184

Net cash flows from operations	117,917	178,442	197,248

Cash flows used in investing:
Construction expenditures and investments (less allowance for other than borrowed funds used during construction)	(68,194)	(92,355)	(104,450)
Proceeds from Canaan Valley land sales	—	3,196	—
Contribution to affiliate	(9,188)	—	—
Other investments	(1,283)	(274)	(3,181)

Net cash flows used in investing	(78,665)	(89,433)	(107,631)

Cash flows used in financing:
Notes receivable from affiliates	8,503	83,000	(69,499)
Short-term debt, net	52,756	(14,350)	(22,665)
Issuance of notes, bonds, and other long-term debt	—	—	299,724
Retirement of notes, bonds, and other long-term debt	(63,073)	(30,101)	(193,333)
Cash dividends paid on capital stock:
Preferred stock	(5,037)	(5,037)	(5,037)
Common stock	(43,593)	(71,797)	(98,026)

Net cash flows used in financing	(50,444)	(38,285)	(88,836)

Net change in cash and temporary cash investments	(11,192)	50,724	781
Cash and temporary cash investments at January 1	55,163	4,439	3,658

Cash and temporary cash investments at December 31	$43,971	$55,163	$4,439

Supplemental cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$49,534	$48,078	$47,341
Income taxes	$—	$—	$29,865

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
(In thousands)	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$43,971	$55,163
Accounts receivable:
Billed:
Customer	58,991	68,261
Other	6,202	4,549
Unbilled	59,483	51,137
Allowance for uncollectible accounts	(4,955)	(4,878)
Notes receivable due from affiliates	—	8,503
Materials and supplies:
Operating and construction	18,722	18,428
Fuel, including stored gas	60,303	30,300
Taxes receivable	—	33,018
Prepaid taxes	24,227	23,592
Regulatory assets	33,351	1,847
Other	8,582	12,893

	308,877	302,813
Property, plant, and equipment:
In service, at original cost:
Generation	932,827	882,472
Transmission	294,616	292,945
Distribution	1,230,006	1,191,843
Other	127,555	125,742
Accumulated depreciation	(1,024,285)	(978,664)

	1,560,719	1,514,338
Construction work in progress	34,940	75,678

	1,595,659	1,590,016
Investments and other assets:
Investment in Allegheny Generating Company	42,634	31,533
Other	10,319	6,275

	52,953	37,808

Deferred charges:
Regulatory assets	102,705	101,843
Other	12,876	9,711

	115,581	111,554

Total assets	$2,073,070	$2,042,191

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	As of December 31
(In thousands)	2003	2002
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Short-term debt	$53,610	$—
Long-term debt due within one year	3,348	65,923
Notes, and bonds	—	690,127
Accounts payable	57,517	63,765
Accounts payable to affiliates, net	28,561	21,472
Taxes accrued:
Federal and state income	5,282	—
Other	38,698	41,799
Interest accrued	12,169	13,385
Regulatory liabilities	—	5,452
Other	34,234	17,564

	233,419	919,487

Long-term debt	715,501	28,477

Deferred credits and other liabilities:
Unamortized investment credit	4,738	6,886
Non-current income taxes payable	45,671	41,067
Deferred income taxes	192,161	177,116
Obligations under capital leases	12,221	14,318
Regulatory liabilities	233,989	269,838
Notes payable to affiliates	14,484	15,529
Other	33,427	17,883

	536,691	542,637

Preferred stock	74,000	74,000

Stockholder’s equity:
Common stock—$50 par value per share, 8,000,000 shares authorized, 5,891,000 shares outstanding	294,550	294,550
Other paid-in capital	110,492	106,770
Retained earnings	108,333	76,270
Accumulated other comprehensive income	84	—

	513,459	477,590

Commitments and contingencies (Note 24)

Total liabilities and stockholder’s equity	$2,073,070	$2,042,191

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Capitalization

	(In thousands)
As of December 31	2003	2002
Stockholder’s equity:
Common stock—$50 par value per share, 8,000,000 shares authorized, 5,891,000 shares outstanding	$294,550	$294,550
Other paid-in capital	110,492	106,770
Retained earnings	108,333	76,270
Accumulated other comprehensive income	84	—

Total	$513,459	$477,590

Preferred stock—cumulative, $100 par value per share, 1,500,000 shares authorized, outstanding as follows:

	December 31, 2003
Series	Shares Outstanding	Regular Call Price Per Share
4.40%–4.80%	190,000	$103.50 to $106.50	$19,000	$19,000
$6.28–$7.73	550,000	$100.00 to $102.86	55,000	55,000

Total (annual dividend requirements $5.0 million)			$74,000	$74,000

Long-term debt:

		( In thousands)
	December 31, 2003 Interest Rate %	2003 Long-term Debt	2002 Current Liabilities(a)	2002 Long-term Debt
First mortgage bonds, maturity:
2006-2007	5.000% - 7.250%	$325,000	$325,000	$—
2022-2025	7.625% - 8.375%	110,000	110,000	—
Secured notes due 2007-2029	4.700% - 7.000%	81,829	57,265	24,579
Unsecured notes due 2007-2019	4.750% - 8.090%	94,001	93,334	4,000
Installment purchase obligations due 2003	4.500%	—	19,100	—
Medium-term debt due 2010	7.360%	110,000	153,475	—
Unamortized debt discount		(1,981)	(2,124)	(102)

Total (annual interest requirements $48.1 million)		718,849	756,050	28,477
Less current maturities		3,348	65,923	—

Total		$715,501	$690,127	$28,477

(a)	As discussed in Note 3, $690.1 million of Long-term debt was classified as short-term as a result of debt covenant violations; these violations were subsequently cured and the amounts are classified as long-term as of December 31, 2003.

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(In thousands)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Accumulate other comprehensive income	Total stockholder’s equity
Balance at January 1, 2001	5,891,000	$294,550	$164,941	$248,408	$—	$707,899
Consolidated net income	—	—	—	89,457		89,457
Transfer of net assets to Allegheny Energy Supply Company, LLC (AE Supply)	—	—	(64,699)	—	—	(64,699)
Dividends declared on preferred stock	—	—	—	(5,037)	—	(5,037)
Dividends declared on common stock	—	—	—	(98,026)	—	(98,026)

Balance at December 31, 2001	5,891,000	$294,550	$100,242	$234,802	$—	$629,594
Consolidated net loss	—	—	—	(81,698)	—	(81,698)
Transfer of postretirement benefits other than pensions to Allegheny Energy Service Corporation	—	—	5,013	—	—	5,013
Pollution control bond principal and interest paid by AE	—	—	1,615	—	—	1,615
Other	—	—	(100)	—	—	(100)
Dividends declared on preferred stock	—	—	—	(5,037)	—	(5,037)
Dividends declared on common stock	—	—	—	(71,797)	—	(71,797)

Balance at December 31, 2002	5,891,000	$294,550	$106,770	$76,270	$—	$477,590
Consolidated net income	—	—	—	80,693	—	80,693
Pollution control bond principal and interest paid by AE	—	—	3,722	—	—	3,722
Dividends declared on preferred stock	—	—	—	(5,037)	—	(5,037)
Dividends declared on common stock	—	—	—	(43,593)	—	(43,593)
Change in other comprehensive income	—	—	—	—	84	84

Balance at December 31, 2003	5,891,000	$294,550	$110,492	$108,333	$84	$513,459

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Allegheny Energy, Inc. and subsidiaries (Allegheny) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Monongahela Power Company (Monongahela) and incorporate the disclosures related to Monongahela contained in the following notes of the Allegheny “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1: paragraph 4, Use of Estimates, Consolidation, paragraphs 1 and 9 of Revenues, Deferred Energy Costs, Net, Debt Issuance Costs, Property, Plant and Equipment, Long-Lived Assets, Depreciation and Maintenance—“Estimated service lives” and paragraph 3, Goodwill and Other Intangible Assets, Temporary Cash Investments, Regulatory Assets and Liabilities, Inventory, Income Taxes, Pension and Other Postretirement Benefits and Other Comprehensive Income.

Comprehensive Financial Review	Note 2: paragraphs 1, 2, and 6 through 9.

Capitalization	Note 3: 2003 Long-Term Debt Refinancing, Debt Covenants, 2003 Issuances and Redemptions, and 2002 and 2001 Issuances and Redemptions.

Goodwill and Other Intangible Assets	Note 7: paragraphs 1 through 3.

Restructuring Charges and Workforce Reduction Expenses	Note 8: paragraphs 1 and 2.

Asset Retirement Obligations	Note 10: paragraphs 1 through 4 and 6.

Accounting for the Effects of Price Regulation	Note 13: paragraphs 1, 2, and 4 of Reregulation.

Fair Value of Financial Instruments	Note 20: paragraphs 1 and 3.

Commitments and Contingencies	Note 24: Environmental Matters and Litigation—“Clean Air Act and CAAA Matters” “Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim,” and “Claims Related to Alleged Asbestos Exposure,” “Ordinary Course of Business,” Variable Interest Entities, PURPA, Fuel Commitments, and paragraph 1 of Letters of Credit.

Subsequent Events	Note 25.

The notes that follow herein set forth additional specific information for Monongahela and are numbered to be consistent with Allegheny’s “Notes to Consolidated Financial Statements.”

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

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monongahela is subject to regulation by the Securities and Exchange Commission (SEC), the Public Service Commission of West Virginia (West Virginia PSC), the Public Utilities Commission of Ohio (PUCO), and the Federal Energy Regulatory Commission (FERC).

Certain amounts in the December 31, 2002, consolidated balance sheet and in the December 31, 2002, and 2001, consolidated statements of operations and consolidated statements of cash flows have been reclassified for comparative purposes. Significant accounting policies of Monongahela and its subsidiaries are summarized below.

Property, Plant, and Equipment

Monongahela consolidates its proportionate interest in the electric generating stations it owns jointly with AE Supply.

AFUDC and Interest Capitalized

AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including “the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.” AFUDC is recognized as a cost of the Delivery and Services segment’s regulated property, plant, and equipment, and beginning in 2003, the Generation and Marketing segment’s regulated property, plant, and equipment as a result of the reapplication of Statement of Financial Accounting Standards (SFAS) No 71. Rates used for computing AFUDC in 2003, 2002, and 2001 averaged 7.38 percent, 8.97 percent, and 8.42 percent, respectively.

For the Generation and Marketing segment’s construction, from June 1, 2001 until December 31, 2002, Monongahela had capitalized interest costs and amortized them on a straight line basis over the lives of the applicable assets in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The interest capitalization rates in 2002 and 2001 were 6.14 percent and 7.14 percent, respectively. Monongahela did not capitalize any interest during 2003 and had capitalized $2.6 million of interest during 2002.

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on the estimated service lives of depreciable properties and amounted to approximately 3.0 percent of average depreciable property in 2003, 3.1 percent in 2002, and 3.0 percent in 2001.

The Delivery and Service segment’s depreciation expense was $38.8 million, $40.0 million, and $39.2 million for 2003, 2002, and 2001, respectively. The Generation and Marketing segment’s depreciation expense was $33.9 million, $32.0 million, and $33.6 million for 2003, 2002, and 2001, respectively. Depreciation expense for regulated property is provided for under currently enacted regulatory rates.

Investments

Investments are recorded using the equity method of accounting, if the investment gives Monongahela the ability to exercise significant influence, but not control, over the investee. The income or loss from unregulated investments is recorded in other income and expenses, net, in the consolidated statements of operations.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monongahela’s interest in the common stock of AGC is 22.97 percent at December 31, 2003 and 2002. AE Supply owns the remaining shares of AGC. Monongahela reports AGC in its consolidated financial statements using the equity method of accounting. AGC owns an undivided 40 percent interest, 960 megawatts (MW), in the 2,400 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60 percent owner, Virginia Electric and Power Company, a nonaffiliated utility.

Following is a summary of financial information for AGC in its entirety:

	December 31
(In millions)	2003	2002
Balance sheet information:
Assets:
Current assets	$6.1	$28.4
Property, plant, and equipment, net	547.1	555.4
Deferred charges	9.2	13.7

Total assets	$562.4	$597.5

Liabilities and stockholders’ equity:
Current liabilities	$5.0	$108.2
Debentures	—	99.3
Long-term debt	129.4	—
Deferred credits and other liabilities	242.4	252.8
Stockholders’ equity	185.6	137.2

Total liabilities and stockholders’ equity	$562.4	$597.5

	Year Ended December 31
(In millions)	2003	2002	2001
Statement of operations information:
Affiliated operating revenues	$70.5	$64.1	$68.5
Operating expenses	$25.4	$25.7	$25.5
Operating income	$45.1	$38.4	$43.0
Net income	$20.8	$18.6	$20.3

Intercompany Receivables and Payables

Monongahela has various operating transactions with affiliates. It is Monongahela’s policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the consolidated balance sheets and the consolidated statements of cash flows.

Substantially all of the employees of Allegheny are employed by Allegheny Energy Services Corporation (AESC), which performs services at cost for Monongahela and its affiliates in accordance with PUHCA. Through AESC, Monongahela is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to Monongahela for 2003, 2002, and 2001 were $212.3 million, $203.7 million, and $177.2 million, respectively.

Monongahela purchases nearly all of the power necessary to serve its Ohio customers who do not choose an alternate electricity generation provider from its unregulated generation company affiliate, AE Supply, in accordance with agreements approved by the FERC. The expense from these purchases is reflected in “Purchased energy and transmission” expense on the consolidated statements of operations. For 2003, 2002, and 2001,

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monongahela purchased power from AE Supply of $17.2 million, $16.0 million, and $28.3 million, respectively. To balance load requirements, Monongahela sells electricity to AE Supply under a market rate tariff and other agreements. For 2003, 2002, and 2001, Monongahela sold electricity back to AE Supply of $51.0 million, $38.8 million, and $70.8 million, respectively.

At December 31, 2003 and 2002, Monongahela had net accounts payable to affiliates of $28.6 million and $21.5 million, respectively.

See Note 14 for information regarding affiliated income taxes payable associated with Monongahela’s inclusion in Allegheny’s consolidated federal income tax return.

See Note 15 for information regarding Monongahela’s participation in an Allegheny internal money pool, a facility that accommodates short-term borrowing needs.

Transfer of Assets

On June 1, 2001, Monongahela transferred, at book value, approximately 352 MW of Ohio and FERC jurisdictional generating assets to AE Supply. PUCO, as part of Ohio’s deregulation efforts, approved the transfer.

In conjunction with the transfer of the generating assets of Monongahela to AE Supply, AE Supply assumed certain pollution control debt. As of December 31, 2003, Monongahela is a co-obligor of $12.8 million of this pollution control debt.

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

AE Supply and its affiliate, Monongahela, own certain generating assets jointly as tenants in common. The assets are operated by AE Supply, with each of the owners being entitled to the available energy output and capacity in proportion to its ownership in the assets. Monongahela does the billing for the jointly owned stations located in West Virginia, while AE Supply is responsible for billing Hatfield’s Ferry Power Station, a Pennsylvania station. See Note 21 for additional information regarding jointly owned electric utility plants.

The Ohio and FERC jurisdictional generating assets transferred to AE Supply in 2001 have been leased back by Monongahela. Monongahela and AE Supply have mutually agreed to continue the annual lease, which renews automatically. For 2003 and 2002, the rental expense from this arrangement totaled $36.2 million and $58.8 million, respectively, and is reported as “Purchased energy and transmission” expense on the consolidated statements of operations.

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

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Postretirement Benefits

Through AESC, Monongahela is responsible for its proportionate share of postretirement benefit costs.

NOTE 2:  COMPREHENSIVE FINANCIAL REVIEW

The adjustments related to Monongahela, which increased the 2002 net loss, aggregated approximately $6.3 million, net of income taxes, and were recorded in the first quarter of 2002.

Monongahela identified, prior to closing its books for 2003, various additional errors relating to the financial statements for 2002, 2001 and years prior to 2001. Monongahela’s management concluded that these errors, coupled with the errors discovered in the prior year, were not material, either individually or in the aggregate, to the current year or any prior years’ financial statements. Accordingly, prior year financial statement amounts have not been restated. These errors, which were recorded in 2003, decreased net income by approximately $2.6 million, net of income taxes.

The nature and amounts of these adjustments, by year, are primarily as follows:

2002

•	The failure to record certain liabilities for incurred but not reported (IBNR) claims for the self-insured portion of workers’ compensation and general liability claims for the fiscal years 2001, 2000, and years prior to 2000. The aggregate amount of these amounts not recorded in the years prior to 2002 was approximately $3.9 million, before income taxes ($2.3 million, net of income taxes);

•	The understatement of purchased gas costs of approximately $4.6 million, before income taxes, ($2.7 million, net of income taxes) following the adoption of a purchased gas adjustment clause for Mountaineer for the fiscal year 2001;

•	The incorrect recording of Supplemental Executive Retirement Plan (SERP) costs due to the exclusion of benefits funded using a Secured Benefit Plan (SBP) for the fiscal years 2001, 2000, and prior to 2000.

2003

•	The failure to record certain liabilities for post employment benefits. The aggregate amount of these items not recorded in the years prior to 2003 was approximately $3.5 million, before income taxes ($2.1 million, net of income taxes);

•	The correction to amounts previously recorded related to various allocations from affiliates. The aggregate amount of these items were approximately $0.7 million, before income taxes ($0.4 million, net of income taxes); and

•	The incorrect recording of certain immaterial amounts, which aggregated to approximately $0.1 million, before income taxes ($0.1 million, net of income taxes).

The years to which the (charges) income, net of income taxes, relate are as follows:

Type of Adjustment	2002	2001	Prior to 2001	Total
(In millions)
IBNR liabilities not recorded	$—	$(0.1)	$(2.2)	$(2.3)
Post employment liabilities not recorded	0.8	(0.7)	(2.2)	(2.1)
Misstatement of purchased gas costs	—	(2.7)	—	(2.7)
Incorrect recording of SERP	—	(0.9)	0.9	—
Other	0.7	(2.0)	(0.5)	(1.8)

Total	$1.5	$(6.4)	$(4.0)	$(8.9)

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the adjustments listed above been recorded in the appropriate years, the following table demonstrates the effect on both consolidated income before cumulative effect of accounting change and consolidated net (loss) income:

(In millions)	2003	2002	2001
Consolidated income before cumulative effect of accounting change—as reported	$81.1	$33.7	$89.5
Consolidated income before cumulative effect of accounting change—as if restated	83.7	41.50	83.1
Consolidated net income (loss)—as reported	80.7	(81.7)	89.5
Consolidated net income (loss)—as if restated	83.3	(73.9)	83.1

NOTE 3:  CAPITALIZATION

Preferred Stock

Each share of Monongahela’s preferred stock is entitled, upon voluntary liquidation, to its then current call price and, on involuntary liquidation, to $100 a share.

Debt Covenants

In connection with EITF 86-30 “Classification of Obligations When a Violation is Waived by a Creditor,” approximately $690.1 million of long-term debt was classified as a current liability at December 31, 2002. As of December 31, 2002, $90.0 million was outstanding under two Mountaineer Note Purchase Agreements. These Note Purchase Agreements contain covenants that required Mountaineer to deliver annual and quarterly financial statements, an audited 2002 annual report, and certain certificates to the noteholders by March 31, 2003. Mountaineer delivered these items to the noteholders on December 31, 2003 for its annual report and on January 29, 2004 for all of its quarterly financial statements. The $90.0 million has been classified as a current liability on the consolidated balance sheet as of December 31, 2002. The delivery of the financial statements noted above cured this violation and the $90.0 million is classified as long-term debt at December 31, 2003.

Long-Term Debt

Contractual maturities for long-term debt, for the next five years, excluding unamortized discounts of $2.0 million are:

(In millions)	2004	2005	2006	2007	2008	Thereafter
First mortgage bonds	$—	$—	$300.0	$25.0	$—	$110.0
Medium term debt	—	—	—	—	—	110.0
Secured and unsecured notes	3.4	3.3	3.3	18.8	3.3	143.6

Total	$3.4	$3.3	$303.3	$43.8	$3.3	$363.6

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

The components of other intangible assets were as follows:

	December 31, 2003		December 31, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Included in Property, Plant, and Equipment on the consolidated balance sheets:
Land easements, amortizable	$2.0	$0.8	$2.0	$0.7
Land easements, unamortizable	31.4	—	31.6	—
Natural gas rights, amortizable	6.6	3.8	6.6	3.5

Total	$40.0	$4.6	$40.2	$4.2

If the provisions of SFAS No. 142 had been applied for 2001, consolidated net income would have been as follows:

(In millions)	Year ended December 31, 2001
Consolidated net income:
As reported	$89.5
Add: Goodwill amortization, net of income taxes	3.0

Adjusted consolidated net income	$92.5

NOTE 8:  WORKFORCE REDUCTION EXPENSES

For the year ended December 31, 2002, Monongahela recorded a charge for its allocable share of the workforce reduction expenses of $27.8 million, before income taxes ($16.5 million, net of income taxes).

NOTE 10:  ASSET RETIREMENT OBLIGATIONS (ARO)

The effect of adopting SFAS No. 143 on Monongahela’s consolidated statement of operations was a cumulative effect adjustment to decrease net income by $0.4 million ($0.8 million, before income taxes). The effect of adopting SFAS No. 143 on Monongahela’s consolidated balance sheet was a $3.0 million increase in property, plant, and equipment, net, a $2.3 million increase in non-current regulatory assets, and the recognition of a $6.1 million non-current liability.

For the year ended December 31, 2003, Monongahela’s ARO balance increased $0.6 million, due to accretion, from $6.1 million at January 1, 2003, to $6.7 million at December 31, 2003.

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, the impact on Monongahela’s consolidated income before cumulative effect of accounting change and consolidated net income (loss), would not have been material.

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, Monongahela’s AROs would have been $5.1 million at January 1, 2001, $5.6 million at December 31, 2001, and $6.1 million at December 31, 2002.

NOTE 11:  BUSINESS SEGMENTS

Monongahela manages and evaluates its operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing.

The Delivery and Services segment operates regulated electric and natural gas T&D systems.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In millions)	2003	2002	2001
Total operating revenues:
Delivery and Services	$924.2	$876.7	$869.9
Generation and Marketing	350.9	319.8	358.6
Eliminations:
Delivery and Services intersegment revenues	(287.4)	(279.5)	(290.8)

Total	$987.7	$917.0	$937.7

Depreciation and amortization:
Delivery and Services	$39.8	$41.5	$44.5
Generation and Marketing	33.9	32.0	34.5

Total	$73.7	$73.5	$79.0

Operating income:
Delivery and Services	$73.9	$71.6	$114.5
Generation and Marketing	33.8	12.3	56.2

Total	$107.7	$83.9	$170.7

Interest charges:
Delivery and Services	$30.9	$32.8	$38.3
Generation and Marketing	21.2	16.8	14.2

Total	$52.1	$49.6	$52.5

Federal and state income tax expense (benefit):
Delivery and Services	$20.5	$13.5	$24.0
Generation and Marketing	23.9	(4.7)	14.5

Total	$44.4	$8.8	$38.5

Consolidated income before cumulative effect of accounting change:
Delivery and Services	$25.4	$29.5	$55.8
Generation and Marketing	55.8	4.2	33.7

Total	$81.2	$33.7	$89.5

Cumulative effect of accounting change, net:
Delivery and Services	$(0.5)	$(115.4)	$—
Generation and Marketing	—	—	—

Total	$(0.5)	$(115.4)	$—

Capital expenditures:
Delivery and Services	$57.0	$49.8	$102.8
Generation and Marketing	12.4	42.9	2.1

Total	$69.4	$92.7	$104.9

Identifiable assets:
Delivery and Services	$1,264.4	$1,173.5
Generation and Marketing	533.7	549.8
Other	275.0	318.9

Total	$2,073.1	$2,042.2

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE	13: ACCOUNTING FOR THE EFFECTS OF PRICE REGULATION

The consolidated balance sheets as of December 31, 2003 and 2002 include the amounts listed below for generating assets not subject to SFAS No. 71.

(In millions)	December 31, 2003	December 31, 2002
Property, plant, and equipment	$—	$932.6
Amounts under construction included above	—	59.3
Accumulated depreciation	—	(523.1)

NOTE 14:  INCOME TAXES

Details of federal and state income tax expense (benefit) are:

(In millions)	2003	2002	2001
Income tax expense (benefit)—current:
Federal	$1.8	$(13.4)	$16.4
State	1.8	(11.4)	5.4

Total	3.6	(24.8)	21.8
Income tax expense—deferred, net of amortization	42.9	35.7	18.8
Amortization of deferred investment tax credit	(2.1)	(2.1)	(2.1)

Total income tax expense	$44.4	$8.8	$38.5

The total provision for income tax expense is different from the amount produced by applying the federal statutory income tax rate of 35 percent to financial accounting income, as set forth below:

(In millions, except percent)	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes and cumulative effect of accounting change	$125.6		$42.6		$128.0

Income tax expense calculated using the federal statutory rate of 35 percent	43.9	35.0	14.9	35.0	44.8	35.0
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Flow through basis adjustment	—	—	3.3	7.7	—	—
Depreciation	7.0	5.5	(0.4)	(0.9)	1.8	1.4
Plant removal costs	(1.8)	(1.4)	(1.1)	(2.6)	(1.4)	(1.1)
Non-cash charitable contributions	—	—	(0.3)	(0.7)	—	—
State income tax, net of federal income tax benefit	6.4	5.1	1.7	4.0	2.6	2.0
Amortization of deferred investment tax credit	(2.1)	(1.7)	(2.1)	(4.9)	(2.1)	(1.6)
Consolidated return benefit	(0.3)	(0.2)	(1.8)	(4.2)	(3.2)	(2.5)
Equity in earnings of subsidiaries	(1.8)	(1.4)	(1.4)	(3.3)	1.7	1.3
Adjustment to nondeductible reserves	2.3	1.8	(2.9)	(6.8)	—	—
Reapplication of SFAS No. 71	(9.7)	(7.7)	—	—	—	—
Other, net	0.5	0.4	(1.1)	(2.6)	(5.7)	(4.4)

Total	$44.4	35.4	$8.8	20.7	$38.5	30.1

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the cumulative effect of accounting change is different from the amount produced by applying the federal statutory income tax rate of 35 percent to the gross amount, as set forth below:

(In millions)	2003	2002	2001
Cumulative effect of accounting change before income taxes	$0.8	$195.0	$—

Income tax benefit calculated using the federal statutory rate of 35 percent	$0.3	$68.3	$—
Increased for state income tax, net of federal income tax benefit	—	11.3	—

Total	$0.3	$79.6	$—

At December 31, the deferred tax assets and liabilities consisted of the following:

(In millions)	2003	2002
Deferred tax assets:
Unamortized investment tax credit	$3.2	$3.9
Intangible asset basis difference, net	65.8	57.7
Federal net operating loss carryforward	17.3	3.7
Other	33.0	44.3

Total deferred tax assets	119.3	109.6

Deferred tax liabilities:
Plant asset basis differences, net	302.0	275.4
Other	24.2	11.6

Total deferred tax liabilities	326.2	287.0

Total net deferred tax liabilities	206.9	177.4
Portion above included in current liabilities	14.7	0.3

Total long-term net deferred tax liabilities	$192.2	$177.1

Monongahela recorded as deferred tax assets the effect of net operating losses, which will more likely than not be realized through future operations and through the reversal of existing temporary differences. These net operating loss carryforwards expire in varying amounts through 2023. In addition, Monongahela is a party to a consolidated tax sharing agreement which was amended effective July 1, 2003. Monongahela can realize the benefits of its net operating loss carryforwards generated prior to this date only to the extent of its future taxable income. Monongahela expects to realize benefits represented by deferred tax assets through its participation in the consolidated tax return in future years .

Net income taxes payable to affiliate at December 31, 2003 and 2002, were $51.1 million and $9.0 million, respectively.

NOTE 15:  SHORT-TERM DEBT

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

Monongahela had $53.6 million of short-term debt outstanding as of December 31, 2003, which represents a bridge loan outstanding that has a term of 364 days, and which was issued in September of 2003.

In addition to bank lines of credit, Monongahela participates in an Allegheny internal money pool which accommodates intercompany short-term borrowing needs, to the extent that certain of Allegheny’s subsidiaries have funds available. The money pool provides funds to approved Allegheny subsidiaries at the lower of the

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points. Monongahela had no borrowings outstanding from the money pool during 2003 or 2002. Monongahela has SEC authorization for total short-term borrowings, from all sources, of $106.0 million and its subsidiary, Mountaineer has SEC authorization for total short-term borrowings, from all sources, of $100.0 million.

Short-term debt outstanding for 2003 and 2002 consisted of:

	2003		2002
(In millions)	Amount	Rate	Amount	Rate
Balance and interest rate at end of year:
Bridge loan	$53.6	4.62%	$—	—
Average amount outstanding and interest rate during year:
Bridge loan	$4.2	3.29%	$—	—
Borrowing facility	5.9	5.21%	—	—

NOTE 16:  PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, Monongahela is responsible for its proportionate share of the cost (income) for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. Monongahela’s share of the costs (credits), of which approximately 16 percent in 2003 and 2002 was charged (credited) to plant construction, was as follows:

(In millions)	2003	2002	2001
Pension	$8.1	$1.4	$(0.6)
Medical and life insurance	8.4	5.5	4.3

NOTE 19:  REGULATORY ASSETS AND LIABILITIES

Monongahela’s electric generation and T&D operations and natural gas T&D operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets and regulatory liabilities reflected in the consolidated balance sheets at December 31 relate to:

(In millions)	2003	2002
Regulatory assets, including current portion:
Income taxes	$83.0	$88.9
Unamortized loss on reacquired debt	15.6	11.3
Deferred energy costs	28.8	—
Other	8.6	3.5

Subtotal	136.0	103.7

Regulatory liabilities, including current portion:
Non-legal asset removal costs	230.5	218.5
Rate stabilization deferral	—	42.7
Other	3.5	14.1

Subtotal	234.0	275.3

Net regulatory liabilities	$(98.0)	$(171.6)

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

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

NOTE 20:  FAIR VALUE OF FINANCIAL INSTRUMENTS

	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Debentures, notes and bonds for 2002)	$718.9	$713.4	$784.5	$765.1
Preferred stock (all series)	74.0	55.0	74.0	62.5

NOTE 21:  JOINTLY OWNED ELECTRIC UTILITY PLANTS

Monongahela owns an interest in seven generating stations with AE Supply. Monongahela records its proportionate share of operating costs, assets, and liabilities in the corresponding lines in the consolidated financial statements. As of December 31, 2003, Monongahela’s investment and accumulated depreciation in these generating stations were as follows:

Generating Station	Ownership Percentage	Utility Plant Investment	Accumulated Depreciation
(Dollars in millions)
Albright	57.9%	$68.3	$46.0
Fort Martin	19.1%	67.4	56.9
Harrison	21.3%	280.9	152.7
Hatfield’s Ferry	23.4%	137.4	72.0
Pleasants	21.3%	244.5	134.1
Rivesville	85.1%	48.4	35.4
Willow Island	85.1%	86.2	57.5

Monongahela and its partially owned affiliate, AGC, own certain generating assets jointly as tenants in common. The assets are operated by Monongahela, with each of the owners being entitled to the available energy output and capacity in proportion to its ownership in the assets.

NOTE 22:  OTHER INCOME AND EXPENSES, NET

Other income and expenses represent nonoperating income and expenses before income taxes. The following table summarizes Monongahela’s other income and expenses for 2003, 2002 and 2001:

(In millions)	2003	2002	2001
Reapplication of SFAS No. 71	$61.7	$—	$—
Equity in earnings of AGC	4.8	4.3	5.0
Interest income	1.3	2.0	2.4
Gains on Canaan Valley land sales	—	1.9	0.4
Other	2.2	—	2.0

Total other income and expenses, net	$70.0	$8.2	$9.8

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended				2002 Quarters Ended
(In millions)	December 2003	September 2003	June 2003	March 2003	December 2002	September 2002	June 2002	March 2002
Total operating revenues*	$272.7	$199.9	$198.2	$316.8	$252.7	$202.1	$196.4	$265.8
Operating income (loss)	52.4	11.4	(2.0)	45.9	46.6	(5.2)	13.8	28.7
Consolidated net income (loss)	12.9	5.5	(7.3)	69.6	29.8	(9.2)	2.8	(105.1)

* Amounts may not total to year to date results due to rounding.

The quarterly amounts included in the table above reflect the adjustments identified in Allegheny’s comprehensive financial review, as discussed in Note 2. The following table summarizes the effect of the adjustments on amounts previously reported for Monongahela’s first and second quarter 2002 total operating revenues, net revenues, operating income, consolidated income before cumulative effect of accounting change, and consolidated net income (loss). The amounts shown as previously reported for net revenues and total operating income reflect reclassifications made in Monongahela’s presentation of its statements of operations after the Forms 10-Q for the first and second quarters of 2002 were filed. The reclassifications had no effect on previously reported total operating revenues, consolidated income before cumulative effect of accounting change and consolidated net income (loss).

(In millions)	Second Quarter 2002	First Quarter 2002
Total operating revenues as previously reported	$196.9	$266.0
Adjustments	(0.5)	(0.2)

As restated	$196.4	$265.8

Net revenues as previously reported	$106.4	$129.8
Adjustments	2.7	(2.8)

As restated	$109.1	$127.0

Operating income as previously reported	$12.5	$36.4
Adjustments	1.3	(7.7)

As restated	$13.8	$28.7

Consolidated income before cumulative effect of accounting change as previously reported	$1.8	$15.9
Adjustments	1.0	(5.6)*

As restated	$2.8	$10.3

Consolidated net income (loss) as previously reported	$1.8	$(99.5)
Adjustments	1.0	(5.6)*

As restated	$2.8	$(105.1)

*	Includes ($6.3) million for the correction of accounting errors related to years prior to 2002 and $0.7 million for the correction of accounting errors related to the first quarter of 2002, see Note 2.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections of accounting errors related to the first and second quarters of 2002 were primarily as follows:

(In millions, net of income taxes)	Second Quarter 2002	First Quarter 2002
Errors in the recording of taxes in the appropriate period	$(1.3)	$2.1
The failure to accrue costs associated with goods or services received	(0.5)	(1.8)
Errors in recording inventory issued from storerooms	1.6	0.5
Errors in recording purchased gas costs following the adoption of a purchased gas clause for Mountaineer	1.4	(0.1)
Incorrect recording of SERP costs due to the exclusion of benefits funded using SBP from the estimated liability	(0.5)	(0.5)
Other, principally accrued payroll costs, affiliated revenues, payroll overhead costs	0.3	0.5

Total	$1.0	$0.7

NOTE 24:  COMMITMENTS AND CONTINGENCIES

Construction and Capital Program

Monongahela has entered into commitments for its construction and capital programs for which expenditures are estimated to be $78.4 million (unaudited) for 2004 and $89.9 million (unaudited) for 2005. Construction expenditure levels in 2006 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. Monongahela estimates that its management of emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Environmental Matters and Litigation

Monongahela is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Monongahela to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters:   Monongahela’s construction forecast includes the expenditure of $3.1 million (unaudited) of capital costs during the 2004 through 2005 period to comply with these regulations.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim:   Monongahela estimates that its share of the cleanup liability will not exceed $0.3 million, which has been accrued as a liability at December 31, 2003.

Claims Related to Alleged Asbestos Exposure:  Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Monongahela believes that all of the cases are without merit, Monongahela cannot predict the outcome of the litigation. During 2003, Monongahela received $0.6 million of insurance recoveries (net of $0.2 million of legal fees) related to these asbestos cases, while in 2002, Monongahela received $1.1 million of insurance recoveries (net of $0.2 million of legal fees), and in 2001, Monongahela received $0.2 million of insurance recoveries.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

Monongahela has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles and computer equipment.

Total capital and operating lease rent payments of $9.8 million in 2003, $10.0 million in 2002, and $13.3 million in 2001 were recorded as rent expense in accordance with SFAS No. 71. Allegheny’s estimated future minimum lease payments for capital and operating leases with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total	Less: Amounts Representing Interest	Present value of net minimum capital lease payments
Capital Leases	$4.7	$4.7	$4.7	$2.9	$0.1	$0.1	$17.2	$1.0	$16.2
Operating Leases	1.2	0.7	0.2	0.1	—	—	2.2	—	—

The carrying amount of assets recorded under capitalized lease agreements included in property, plant, and equipment at December 31 consists of the following:

(In millions)	2003	2002
Equipment	$15.7	$18.2
Building	0.5	0.6

Property held under capital leases	$16.2	$18.8

PURPA

Monongahela is committed to purchase the electrical output from 161 MW of qualifying PURPA capacity. Payments for PURPA capacity and energy in 2003 and 2002 totaled $68.8 million and $59.3 million, respectively. The average cost to Monongahela of these power purchases was approximately 5.2 cents/kilowatt-hour (kWh) and 5.4 cents/kWh for 2003 and 2002, respectively. Monongahela is currently authorized to recover PURPA costs in its retail rates.

Fuel Commitments

Monongahela has entered into various long-term commitments for the procurement of fuel, primarily coal and lime, to supply its generating facilities. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Monongahela’s fuel consumed for electric generation was $135.1 million, $128.9 million, and $131.8 million in 2003, 2002, and 2001, respectively. In 2003, Monongahela purchased approximately 46 percent of its fuel from one vendor.

Report of Independent Auditors

To the Board of Directors and Shareholder

of Monongahela Power Company:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Monongahela Power Company and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31
(In thousands)	2003	2002	2001
Total operating revenues	$905,214	$870,198	$864,534

Cost of revenues:
Purchased energy and transmission	642,730	607,463	601,129
Deferred energy costs, net	(1,737)	2,624	(11,441)

Total cost of revenues	640,993	610,087	589,688

Net revenues	264,221	260,111	274,846

Other operating expenses:
Workforce reduction expenses	—	12,424	—
Operation expense	116,437	100,902	98,747
Depreciation and amortization	38,320	36,170	33,876
Taxes other than income taxes	38,214	30,242	30,005

Total other operating expenses	192,971	179,738	162,628

Operating income	71,250	80,373	112,218

Other income and expenses, net	21,053	1,190	(1,704)

Interest charges:
Interest on debt	31,391	33,157	35,372
Allowance for borrowed funds used during construction	(298)	49	(244)

Total interest charges	31,093	33,206	35,128

Consolidated income before income taxes and cumulative effect of accounting change	61,210	48,357	75,386
Federal and state income tax expense	20,652	15,679	27,351

Consolidated income before cumulative effect of accounting change	40,558	32,678	48,035
Cumulative effect of accounting change, net	(79)	—	—

Consolidated net income	$40,479	$32,678	$48,035

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2003	2002	2001
Cash flows from operations:
Consolidated net income	$40,479	$32,678	$48,035
Cumulative effect of accounting change, net	79	—	—

Consolidated income before cumulative effect of accounting change	40,558	32,678	48,035
Reapplication of SFAS No. 71	(14,100)	—	—
Depreciation and amortization	38,320	36,170	33,876
Gain on land sale	(1,885)	—	—
Deferred investment credit and income taxes, net	3,160	39,827	20,632
Workforce reduction expenses	—	12,424	—
Other, net	(1,040)	2,713	(16,198)
Changes in certain assets and liabilities:
Accounts receivable, net	11,460	(21,091)	7,536
Materials and supplies	328	(2,064)	725
Taxes receivable / accrued, net	14,693	(32,091)	15,748
Prepaid taxes	3,260	7,073	(8,035)
Accounts payable	6,032	2,386	(1,238)
Accounts payable to affiliates, net	8,868	(10,234)	14,122
Noncurrent income taxes payable	12,317	45,244	—
Other, net	(1,721)	1,784	(7,365)

Net cash flows from operations	120,250	114,819	107,838

Cash flows used in investing:
Construction expenditures	(53,773)	(45,805)	(54,895)
Proceeds from land sale	1,087	—	—

Net cash flows used in investing	(52,686)	(45,805)	(54,895)

Cash flows used in financing:
Notes payable to affiliates	(8,500)	(24,900)	23,650
Short-term debt, net	—	(24,197)	(8,738)
Issuance of notes, bonds, and other long-term debt	—	—	99,739
Retirement of notes, bonds, and other long-term debt	—	—	(95,457)
Cash dividends paid on common stock	(30,443)	(18,356)	(75,214)

Net cash flows used in financing	(38,943)	(67,453)	(56,020)

Net change in cash and temporary cash investments	28,621	1,561	(3,077)
Cash and temporary cash investments at January 1	3,169	1,608	4,685

Cash and temporary cash investments at December 31	$31,790	$3,169	$1,608

Supplemental cash flow information:
Cash paid during the year for:
Interest	$29,758	$30,759	$33,986
Income taxes	$—	$(46,012)	$9,365

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
(In thousands)	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$31,790	$3,169
Accounts receivable:
Billed:
Customer	49,157	62,033
Other	6,358	4,759
Unbilled	45,099	46,171
Allowance for uncollectible accounts	(2,590)	(3,479)
Materials and supplies	13,143	13,471
Taxes receivable	11,607	31,734
Deferred income taxes	3,596	3,022
Prepaid taxes	5,102	8,362
Other	5,691	1,291

	168,953	170,533

Property, plant, and equipment:
In service, at original cost:
Transmission	315,762	314,399
Distribution	1,100,894	1,063,034
Other	91,720	94,573
Accumulated depreciation	(445,303)	(420,024)

	1,063,073	1,051,982
Construction work in progress	21,865	10,124

	1,084,938	1,062,106

Other assets	9,119	4,380

Deferred charges:
Regulatory assets	68,392	64,587
Other	10,322	8,012

	78,714	72,599

Total Assets	$1,341,724	$1,309,618

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	As of December 31
(In thousands)	2003	2002
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Notes and bonds	$—	$416,026
Notes payable to affiliates	—	8,500
Accounts payable	24,484	18,452
Accounts payable to affiliates, net	49,667	40,799
Taxes accrued:
Federal and state income	—	919
Other	10,143	14,658
Interest accrued	5,009	5,009
Regulatory liabilities	2,229	2,229
Other	16,565	11,758

	108,097	518,350

Long-term debt	416,255	—

Deferred credits and other liabilities:
Unamortized investment credit	7,599	8,585
Noncurrent income taxes payable	57,561	45,244
Deferred income taxes	163,745	155,726
Obligations under capital leases	8,492	10,287
Regulatory liabilities	163,042	170,741
Other	10,835	4,623

	411,274	395,206

Stockholder’s equity:
Common stock—$0.01 par value per share, 26,000,000 shares authorized, 22,385,000 shares outstanding	224	224
Other paid-in capital	221,144	221,144
Retained earnings	184,730	174,694

	406,098	396,062
Commitments and contingencies (Note 24)

Total liabilities and stockholder’s equity	$1,341,724	$1,309,618

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Statements of Capitalization

	(In thousands)
As of December 31	2003	2002
Stockholder’s equity:
Common stock–$0.01 par value per share, 26,000,000 shares authorized, 22,385,000 shares outstanding	$224	$224
Other paid-in capital	221,144	221,144
Retained earnings	184,730	174,694

Total	$406,098	$396,062

Long-term debt:

		(In thousands)
	December 31, 2003 Interest Rate %	2003 Long-term Debt	2002 Current Liabilities(a)
First mortgage bonds due 2022-2025	7.625% - 8.00%	$320,000	$320,000
Medium-term debt due 2006	5.00%	100,000	100,000
Unamortized debt discount		(3,745)	(3,974)

Total (annual interest requirements $30.0 million)		$416,255	$416,026

(a)	As discussed in Note 3, $416.0 million of Long-term debt was classified as short-term as a result of debt covenant violations; these violations were subsequently cured and the amounts are classified as long-term as of December 31, 2003.

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(In thousands)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Total stockholder’s equity
Balance at January 1, 2001	22,385,000	$224	$224,979	$187,551	$412,754
Consolidated net income	—	—	—	48,035	48,035
Transfer of equity	—	—	(2,318)	—	(2,318)
Dividends declared on common stock	—	—	—	(75,214)	(75,214)

Balance at December 31, 2001	22,385,000	$224	$222,661	$160,372	$383,257
Consolidated net income				32,678	32,678
Transfer of post retirement benefits other than pensions to Allegheny Energy Service Corporation	—	—	3,375	—	3,375
Equity adjustment due to Allegheny Energy Supply Company, LLC generation spin-off	—	—	(4,892)	—	(4,892)
Dividends declared on common stock	—	—	—	(18,356)	(18,356)

Balance at December 31, 2002	22,385,000	$224	$221,144	$174,694	$396,062
Consolidated net income	—	—	—	40,479	40,479
Dividends declared on common stock	—	—	—	(30,443)	(30,443)

Balance at December 31, 2003	22,385,000	$224	$221,144	$184,730	$406,098

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Allegheny Energy, Inc. and subsidiaries (Allegheny) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to The Potomac Edison Company (Potomac Edison) and incorporate the disclosures related to Potomac Edison contained in the following notes of the Allegheny “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1: paragraph 4, Use of Estimates, Consolidation, paragraph 1 of Revenues, Debt Issuance Costs, paragraphs 1 through 4 of Property, Plant and Equipment, Long-Lived Assets, paragraph 1 of Allowance for Funds Used During Construction and Capitalized Interest, Depreciation and Maintenance—“Estimated service lives” and paragraph 3, Goodwill and Other Intangible Assets, Temporary Cash Investments, Regulatory Assets and Liabilities, Income Taxes, and Pension and Other Postretirement Benefits.

Comprehensive Financial Review	Note 2: paragraphs 1, 2, and 6 through 9.

Capitalization	Note 3: paragraphs 1 through 4 of Debt Covenants, 2003 Issuances and Redemptions, and 2002 and 2001 Issuances and Redemptions.

Restructuring Charges and Workforce Reduction Expenses	Note 8: paragraphs 1 and 2.

Asset Retirement Obligations	Note 10: paragraphs 1 through 3 and 6.

Accounting for the Effects of Price Regulation	Note 13: paragraph 3 of Reregulation.

Fair Value of Financial Instruments	Note 20: paragraphs 1 and 3.

Commitments and Contingencies	Note 24: Environmental Matters and Litigation — “Comprehensive Environmental Response,” “Compensation, and Liability Act of 1980 (CERCLA) Claim” and “Claims Related to Alleged Asbestos Exposure,” “Ordinary Course of Business,” Variable Interest Entities, PURPA, and paragraph 3 of Letters of Credit.

The notes that follow herein set forth additional specific information for Potomac Edison and are numbered to be consistent with Allegheny’s “Notes to Consolidated Financial Statements.”

These notes are an integral part of the consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Potomac Edison is a regulated wholly-owned subsidiary of Allegheny Energy, Inc. (AE, and collectively with AE’s consolidated subsidiaries, Allegheny) and along with its regulated utility affiliates, Monongahela Power Company (Monongahela) and West Penn Power Company (West Penn), collectively doing business as Allegheny Power, operate electric and natural gas transmission and distribution (T&D) systems. Potomac Edison’s business is the operation of an electric T&D system in Maryland, Virginia, and West Virginia. Potomac Edison currently operates under a single business segment, Delivery and Services. Prior to August 1, 2000, Potomac Edison operated an additional segment, Generation and Marketing.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potomac Edison is subject to regulation by the Securities and Exchange Commission (SEC), the Maryland Public Service Commission (Maryland PSC), the Public Service Commission of West Virginia (West Virginia PSC), the Virginia State Corporation Commission (Virginia SCC), and the Federal Energy Regulatory Commission (FERC).

Certain amounts in the December 31, 2002 consolidated balance sheet and in the December 31, 2002, and 2001, consolidated statements of operations and consolidated statements of cash flows have been reclassified for comparative purposes. Significant accounting policies of Potomac Edison and its subsidiaries are summarized below.

Revenues

Revenues from one industrial customer were 10.5 percent, 8.9 percent, and 8.7 percent of total operating revenues in 2003, 2002, and 2001, respectively.

Deferred Energy Costs, Net

Under the provisions of the Public Utility Regulatory Policies Act of 1978 (PURPA), Potomac Edison was required to enter into a long-term contract to purchase capacity and energy from the AES Warrior Run facility through the beginning of 2030. Effective July 1, 2000, Potomac Edison was authorized by the Maryland PSC to recover all contract costs from the AES Warrior Run cogeneration facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, through the life of the contract by means of a retail revenue surcharge. Any under or overrecovery of net costs is being deferred on Potomac Edison’s balance sheets, as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the retail revenue surcharge. See “PURPA” in Note 24 for additional information.

Allowance for Funds Used During Construction (AFUDC)

Rates used for computing AFUDC in 2003, 2002, and 2001 averaged 9.04 percent, 2.76 percent, and 4.31 percent, respectively.

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on the estimated service lives of depreciable properties and amounted to approximately 2.8 percent of average depreciable property in 2003, 2002, and 2001.

Intangible Assets

Intangible assets with indefinite lives are not amortized, but rather are tested for impairment at least annually. Intangible assets with finite lives are amortized over their useful lives and tested for impairment when events or circumstances warrant. Potomac Edison has intangible assets consisting of amortized land easements, which are included in property, plant, and equipment on the consolidated balance sheets, with a gross carrying amount and accumulated amortization as follows: at December 31, 2003, $54.7 million and $14.2 million, respectively, and at December 31, 2002, $54.8 million and $13.5 million, respectively. Amortization expense was $0.7 million in 2003 and 2002. Amortization expense is estimated to be $0.7 million annually for 2004 through 2007.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intercompany Receivables and Payables

Potomac Edison has various operating transactions with affiliates. It is Potomac Edison’s policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the consolidated balance sheets and the consolidated statements of cash flows.

Substantially all of the employees of Allegheny are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for Potomac Edison and its affiliates in accordance with PUHCA. Through AESC, Potomac Edison is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to Potomac Edison for 2003, 2002, and 2001 were $102.2 million, $103.1 million, and $89.9 million, respectively.

Potomac Edison purchases nearly all of the power necessary to serve its customers who do not choose an alternate electricity generation provider from its unregulated generation company affiliate, AE Supply, in accordance with agreements approved by the FERC. The expense for these purchases is reflected in “Purchased energy and transmission cost” on the consolidated statements of operations. For 2003, 2002, and 2001, Potomac Edison purchased power from AE Supply of $450.7 million, $407.3 million, and $424.7 million, respectively. Prior to Potomac Edison joining PJM Interconnection, LLC (PJM) in April 2002, if Potomac Edison purchased more electricity than was needed to serve its customers, the excess electricity purchased was sold back to AE Supply and reflected as operating revenues on the consolidated statements of operations. Upon Potomac Edison joining PJM, operational changes were made so that Potomac Edison no longer has excess electricity to sell back to AE Supply. For 2002 and 2001, Potomac Edison sold excess electricity back to AE Supply of $5.1 million, $15.0 million, respectively.

The West Virginia jurisdictional generating assets transferred to AE Supply in 2000 have been leased back by Potomac Edison. Potomac Edison and AE Supply have mutually agreed to continue the annual lease, which renews automatically. For 2003, 2002, and 2001, the rental expense from this arrangement totaled $76.8 million, $90.8 million, and $75.2 million, respectively, and is reported as “Purchased energy and transmission” expense on the consolidated statements of operations.

At December 31, 2003 and 2002, Potomac Edison had net accounts payable to affiliates of $49.7 million and $40.8 million, respectively.

See Note 14 for information regarding affiliated income taxes payable associated with Potomac Edison’s inclusion in Allegheny’s consolidated federal income tax return.

See Note 15 for information regarding Potomac Edison’s participation in an Allegheny internal money pool, a facility that accommodates short-term borrowing needs.

Inventory

Potomac Edison values materials and supplies inventory using an average cost method.

Income Taxes

Potomac Edison joins with Allegheny and its affiliates in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return income tax liability.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potomac Edison has deferred the tax benefit of investment tax credits, which are amortized over the estimated service lives of the related property, plant, and equipment.

Pension and Other Postretirement Benefits

Through AESC, Potomac Edison is responsible for its proportionate share of postretirement benefit costs.

NOTE 2:  COMPREHENSIVE FINANCIAL REVIEW

The adjustments related to Potomac Edison, which increased net income, aggregated approximately $0.7 million, net of income taxes, and were recorded in the first quarter of 2002. The nature and amounts of these adjustments are primarily as follows:

•	The failure to record certain liabilities for incurred but not reported (IBNR) claims for the self-insured portion of workers’ compensation and general liability claims for the fiscal years 2001, 2000, and years prior to 2000. The aggregate amount not recorded in the years prior to 2002 was approximately $0.7 million, before income taxes ($0.4 million, net of income taxes);

•	The failure to record a reconciling adjustment, which increased income, related to unbilled revenues of approximately $1.0 million, before income taxes ($0.6 million, net of income taxes), for the fiscal year 2000; and

•	The incorrect recording of Supplemental Executive Retirement Plan (SERP) costs of approximately $0.8 million, before income taxes ($0.5 million, net of income taxes), due to the exclusion of benefits funded using a Secured Benefit Plan (SBP) from the estimated SERP liability for the fiscal years 2001, 2000, and prior to 2000;

The years to which the (charges) income, net of income taxes, relate are as follows:

Type of Adjustment	2001	2000	Prior to 2000	Total
(In millions)
IBNR liabilities not recorded	$—	$(0.2)	$(0.2)	$(0.4)
Unbilled revenues reconciliation adjustment not recorded	—	0.6	—	0.6
Incorrect recording of SERP	(0.5)	(0.5)	1.5	0.5
Other	(0.2)	0.1	0.1	—

Total	$(0.7)	$—	$1.4	$0.7

Had the adjustments listed above been recorded in the appropriate years, the following table demonstrates the effect on both consolidated income before cumulative effect of accounting change and consolidated net income:

(In millions)	2002	2001
Consolidated income before cumulative effect of accounting change:
As reported	$32.7	$48.0
As if restated	32.0	47.3
Consolidated net income:
As reported	32.7	48.0
As if restated	32.0	47.3

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3:  CAPITALIZATION

Debt Covenants

In connection with EITF 86-30 “Classification of Debt When a Violation is Waived by a Creditor”, approximately $416.0 million of long-term debt was classified as current at December 31, 2002.

Maturities

Contractual maturities for long-term debt for the next five years, excluding unamortized discounts of $3.7 million are:

(In millions)	2004	2005	2006	2007	2008	Thereafter
First mortgage bonds	$—	$—	$—	$—	$—	$320.0
Medium term debt	—	—	100.0	—	—	—

Total	$—	$—	$100.0	$—	$—	$320.0

Substantially all of the properties of Potomac Edison are held subject to the lien securing its first mortgage bonds. Certain first mortgage bond series are not redeemable until dates established in the respective supplemental indentures.

NOTE 8:  WORKFORCE REDUCTION EXPENSES

Potomac Edison recorded a charge for its allocable share of the workforce reduction expenses of $12.4 million, before income taxes ($7.5 million, net of income taxes), for the year ended December 31, 2002.

NOTE 10:  ASSET RETIREMENT OBLIGATIONS (ARO)

The effect of the adoption of SFAS No. 143 on Potomac Edison’s consolidated statement of operations and consolidated balance sheet was not material. Had the provisions of SFAS No. 143 been adopted on January 1, 2000, there would not have been a material impact on Potomac Edison’s consolidated net income nor would a material ARO have been recognized as of January 1, 2001, December 31, 2001, or December 31, 2002.

NOTE 14:  INCOME TAXES

Details of federal and state income tax expense (benefit) are:

(In millions)	2003	2002	2001
Income tax expense (benefit)—current:
Federal	$14.5	$(22.2)	$7.1
State	3.0	(2.0)	(0.4)

Total	17.5	(24.2)	6.7
Income tax expense—deferred, net of amortization	4.2	40.9	21.7
Amortization of deferred investment tax credit	(1.0)	(1.0)	(1.0)

Total income tax expense	$20.7	$15.7	$27.4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total provision for income tax expense is different from the amount produced by applying the federal statutory income tax rate of 35 percent to financial accounting income, as set forth below:

(In millions)	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes and cumulative effect of accounting change	$61.2		$48.4		$75.4

Income tax expense calculated using the federal statutory rate of 35 percent	21.4	35.0	16.9	35.0	26.4	35.0
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Depreciation	(0.4)	(0.7)	(1.0)	(2.1)	(1.4)	(1.9)
Plant removal costs	(0.9)	(1.5)	(1.0)	(2.1)	(0.8)	(1.0)
State income tax, net of federal income tax benefit	1.8	2.9	2.9	6.0	6.8	9.0
Amortization of deferred investment tax credit	(1.0)	(1.6)	(1.0)	(2.1)	(1.0)	(1.3)
Equity in earnings of subsidiaries	—	—	0.1	0.2	—	—
Consolidated return benefit	(0.6)	(1.0)	(1.1)	(2.3)	(1.4)	(1.9)
Other, net	0.4	0.6	(0.1)	(0.2)	(1.2)	(1.6)

Total	$20.7	33.7	$15.7	32.4	$27.4	36.3

At December 31, the deferred tax assets and liabilities consisted of the following:

(In millions)	2003	2002
Deferred tax assets:
Unamortized investment tax credit	$5.0	$5.5
Tax net operating loss	—	2.4
Other	12.8	11.4

Total deferred tax assets	17.8	19.3

Deferred tax liabilities:
Book versus tax plant asset basis differences, net	173.2	167.7
Other	4.7	4.3

Total deferred tax liabilities	177.9	172.0

Total net deferred tax liabilities	160.1	152.7
Portion above included in current assets	3.6	3.0

Total long-term net deferred tax liabilities	$163.7	$155.7

Potomac Edison recorded as deferred income tax assets the effect of net operating losses, which were realized through operations and through the reversal of existing temporary differences. Potomac Edison is a party to a consolidated tax sharing agreement and expects to realize benefits represented by deferred tax assets through its participation in the consolidated Allegheny tax return in future years.

Net income taxes payable to affiliate at December 31, 2003 and 2002, were $42.7 million and $13.5 million, respectively.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15:  SHORT-TERM DEBT

Potomac Edison participates in an Allegheny internal money pool which accommodates intercompany short-term borrowing needs, to the extent that certain of Allegheny’s subsidiaries have funds available. The money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points. At December 31, 2002, Potomac Edison had borrowings outstanding from the money pool of $8.5 million. Potomac Edison has SEC authorization for total short-term borrowings, from all sources, of $130 million.

There was no short-term debt outstanding as of December 31, 2003. Short-term debt outstanding as of December 31, 2002 and average amounts of short-term debt outstanding during 2003 and 2002 consisted of:

(In millions)	2003		2002
	Amount	Rate	Amount	Rate
Balance and interest rate at end of year:
Commercial paper	$—	—	$—	—
Notes payable to banks	—	—	—	—
Money pool	—	—	8.5	1.23%
Average amount outstanding and interest rate during the year:
Commercial paper	$—	—	$4.6	1.90%
Notes payable to banks	—	—	—	2.10%
Money pool	0.3	1.20%	42.5	1.69%

NOTE 16:  PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, Potomac Edison is responsible for its proportionate share of the net periodic cost (income) for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. Potomac Edison’s share of the costs (credits), of which approximately 21 percent and 27 percent in 2003 and 2002, respectively, were charged (credited) to plant construction, was as follows:

(In millions)	2003	2002	2001
Pension	$4.2	$(0.1)	$(1.4)
Medical and life insurance	5.1	3.2	2.4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19:  REGULATORY ASSETS AND LIABILITIES

Potomac Edison’s operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets and regulatory liabilities reflected in the consolidated balance sheets at December 31 relate to:

(In millions)	2003	2002
Regulatory assets:
Income taxes	$56.5	$53.6
Unamortized loss on reacquired debt	10.2	11.0
Other	1.7	—

Subtotal	68.4	64.6

Regulatory liabilities, including current portion:
Non-legal asset removal costs	155.9	146.8
Income taxes	7.2	7.6
Rate stabilization deferral	—	14.1
Other	2.2	4.5

Subtotal	165.3	173.0

Net regulatory liabilities	$(96.9)	$(108.4)

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

NOTE 20:  FAIR VALUE OF FINANCIAL INSTRUMENTS

	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Notes and bonds for 2002)	$416.3	$413.8	$416.0	$401.5

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22:  OTHER INCOME AND EXPENSES, NET

Other income and expenses represent nonoperating income and expenses before income taxes. The following table summarizes Potomac Edison’s other income and expenses for 2003, 2002, and 2001:

(In millions)	2003	2002	2001
Reapplication of SFAS No. 71	$14.1	$—	$—
Gain on sale of land	1.9	—	—
Maryland coal brokering fees	(5.2)	(6.4)	(2.7)
Tax credit—Maryland coal brokering fees	7.0	7.1	—
Interest income	—	—	0.7
Other	3.3	0.5	0.3

Total other income and (expenses), net	$21.1	$1.2	$(1.7)

NOTE 23:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended				2002 Quarters Ended
(In millions)	December 2003	September 2003	June 2003	March 2003	December 2002	September 2002	June 2002	March 2002
Total operating revenues*	$225.1	$218.3	$207.6	$254.1	$229.3	$218.8	$200.8	$221.3
Operating income	12.2	20.0	13.1	26.0	30.0	8.6	22.0	19.8
Consolidated net income (loss)	1.6	9.3	6.1	23.5	15.3	(0.3)	10.1	7.6

*    Amounts may not total to year to date results due to rounding.

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

(In millions)	Second Quarter 2002	First Quarter 2002
Total operating revenues as previously reported	$200.3	$221.2
Adjustments	0.5	0.1

As restated	$200.8	$221.3

Net revenues as previously reported	$65.0	$63.5
Adjustments	0.6	0.1

As restated	$65.6	$63.6

Operating income as previously reported	$27.1	$17.7
Adjustments	(5.1)	2.1

As restated	$22.0	$19.8

Consolidated net income as previously reported	$11.1	$6.0
Adjustments	(1.0)	1.6	*

As restated	$10.1	$7.6

*	Includes $0.7 million for the correction of accounting errors related to years prior to 2002 and $0.9 million for the correction of accounting errors related to the first quarter of 2002, see Note 2.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections of accounting errors related to the first and second quarters of 2002 were primarily as follows:

(In millions, net of income taxes)	Second Quarter 2002	First Quarter 2002
Errors in the recording of taxes in the appropriate period	$(0.9)	$1.2
The failure to accrue costs associated with goods or services received	(0.6)	(0.4)
Other, principally accrued payroll costs, payroll overhead costs, and SERP	0.5	0.1

Total	$(1.0)	$0.9

NOTE 24:  COMMITMENTS AND CONTINGENCIES

Construction and Capital Program

Potomac Edison has entered into commitments for its construction and capital programs for which expenditures are estimated to be $66.7 million (unaudited) for 2004 and $64.9 million (unaudited) for 2005.

Environmental Matters and Litigation

Potomac Edison is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Potomac Edison to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim:  Potomac Edison estimates that its share of the cleanup liability will not exceed $0.2 million, which has been accrued as a liability at December 31, 2003.

Claims Related to Alleged Asbestos Exposure:  During 2003, Potomac Edison received $0.5 million of insurance recoveries (net of $0.1 million of legal fees). During 2002, Potomac Edison received $0.7 million of insurance recoveries related to these asbestos cases (net of $0.1 million of legal fees).

Leases

Potomac Edison has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles and computer equipment.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total capital and operating lease rent payments of $5.5 million in 2003, $6.6 million in 2002, and $12.1 million in 2001 were recorded as rent expense in accordance with SFAS No. 71. Potomac Edison’s estimated future minimum lease payments for operating leases with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are as follows:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total	Less: Amounts Representing Interest	Present value of net minimum capital lease payments
Capital Leases	$3.0	$3.0	$3.0	$2.7	$—	$—	$11.7	$0.6	$11.1
Operating Leases	0.9	0.5	0.2	—	—	—	1.6	—	—

The carrying amount of equipment recorded under capitalized lease agreements included in property, plant, and equipment was $11.1 million and $12.9 million at December 31, 2003 and 2002, respectively.

PURPA

Potomac Edison is committed to purchase the electrical output from 180 MW of qualifying PURPA capacity from the AES Warrior Run cogeneration facility. Payments for PURPA capacity and energy in 2003 and 2002 totaled $95.2 million and $91.8 million, respectively. The average cost to Potomac Edison of these power purchases was approximately 6.6 cents/kilowatt-hour (kWh) and 6.4 cents/kWh for 2003 and 2002, respectively. Potomac Edison is currently authorized to recover these costs in its retail rates as described below.

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

Report of Independent Auditors

To the Board of Directors and Shareholder

of The Potomac Edison Company:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of The Potomac Edison Company and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31
(In thousands)	2003	2002	2001
Total operating revenues	$1,134,479	$1,153,123	$1,114,504
Purchased energy and transmission	674,961	677,569	633,251

Net revenues	459,518	475,554	481,253

Other operating expenses:
Workforce reduction expenses	—	19,396	—
Operation expense	158,365	156,556	144,493
Depreciation and amortization	81,251	75,751	69,328
Taxes other than income taxes	67,311	64,556	55,279

Total other operating expenses	306,927	316,259	269,100

Operating income	152,591	159,295	212,153

Other income and expenses, net	19,901	25,822	2,885
Interest charges:
Interest on debt	39,728	46,926	51,541
Allowance for borrowed funds used during construction	(71)	(305)	(568)

Total interest charges	39,657	46,621	50,973

Consolidated income before income taxes and cumulative effect of accounting change	132,835	138,496	164,065
Federal and state income tax expense	40,477	44,512	54,220

Consolidated income before cumulative effect of accounting change	92,358	93,984	109,845
Cumulative effect of accounting change, net	(690)	—	—

Consolidated net income	$91,668	$93,984	$109,845

See accompanying Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
(In thousands)	2003	2002	2001
Cash flows from operations:
Consolidated net income	$91,668	$93,984	$109,845
Cumulative effect of accounting change, net	690	—	—

Consolidated net income before cumulative effect of accounting change	92,358	93,984	109,845
Depreciation and amortization	81,251	75,751	69,328
Amortization of adverse purchase power contract	(19,064)	(23,127)	(24,839)
Gains on land sales	(11,400)	(20,460)	—
Deferred investment credit and income taxes, net	(16,009)	59,597	6,751
Workforce reduction expenses	—	19,396	—
Other, net	952	(303)	(480)
Changes in certain assets and liabilities:
Accounts receivable, net	9,432	(11,801)	15,440
Materials and supplies	411	(249)	1,317
Taxes receivable / accrued, net	8,631	(4,788)	(5,902)
Accounts payable	1,093	(3,813)	1,182
Accounts payable to affiliates, net	17,103	(10,078)	23,527
Noncurrent income taxes payable	21,414	24,017	—
Other, net	1,245	612	8,752

Net cash flows from operations	187,417	198,738	204,921

Cash flows used in investing:
Construction expenditures	(36,060)	(57,561)	(70,586)
Proceeds from land sales	11,468	20,892	—
Increase in restricted funds	(11,018)	(744)	(1,607)

Net cash flows used in investing	(35,610)	(37,413)	(72,193)

Cash flows used in financing:
Notes receivable due from affiliates	—	4,750	36,250
Issuance of notes, bonds, and other long-term debt	—	79,690	—
Retirement of notes, bonds, and other long-term debt	(75,996)	(173,845)	(60,184)
Cash dividends paid on common stock	(44,095)	(40,440)	(108,653)

Net cash flows used in financing	(120,091)	(129,845)	(132,587)

Net change in cash and temporary cash investments	31,716	31,480	141
Cash and temporary cash investments at January 1	37,737	6,257	6,116

Cash and temporary cash investments at December 31	$69,453	$37,737	$6,257

Supplemental cash flow information:
Cash paid during the year for:
Interest	$37,682	$43,790	$49,219
Income taxes	$27,344	$—	$53,122

See accompanying Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
(In thousands)	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$69,453	$37,737
Accounts receivable:
Billed:
Customer	71,793	79,964
Other	4,334	8,661
Unbilled	68,310	68,746
Allowance for uncollectible accounts	(10,985)	(14,405)
Materials and supplies	16,184	16,595
Taxes receivable	—	7,966
Deferred income taxes	9,723	13,986
Regulatory assets	35,314	34,776
Other	17,477	5,328

	281,603	259,354
Property, plant, and equipment:
In service, at original cost:
Transmission	321,451	319,645
Distribution	1,217,687	1,176,104
Other	230,240	228,472
Accumulated depreciation	(690,025)	(635,479)

	1,079,353	1,088,742
Construction work in progress	22,183	27,595

	1,101,536	1,116,337

Other assets	6,563	3,333

Deferred charges:
Regulatory assets	397,517	419,345
Other	8,117	9,572

	405,634	428,917

Total assets	$1,795,336	$1,807,941

See accompanying Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	As of December 31
(In thousands)	2003	2002
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Long-term debt due within one year	$157,714	$75,996
Notes and bonds	—	510,229
Accounts payable	29,547	28,454
Accounts payable to affiliates, net	62,769	45,666
Taxes accrued:
Federal and state income	1,844	—
Other	15,349	16,528
Interest accrued	1,963	2,047
Adverse power purchase commitments	18,042	19,064
Other	20,121	16,458

	307,349	714,442

Long-term debt	352,648	—

Deferred credits and other liabilities:
Unamortized investment credit	18,055	19,003
Noncurrent income taxes payable	45,431	24,017
Deferred income taxes	283,681	298,154
Obligations under capital leases	9,453	12,064
Regulatory liabilities	13,675	13,936
Adverse power purchase commitments	218,105	236,147
Other	18,257	9,153

	606,657	612,474
Stockholder’s equity:
Common stock—no par value, 32,000,000 shares authorized, 24,361,586 shares outstanding	65,842	65,842
Other paid-in-capital	248,407	248,407
Retained earnings	214,349	166,776
Accumulated other comprehensive income	84	—

	528,682	481,025

Commitments and contingencies (Note 24)

Total liabilities and stockholder’s equity	$1,795,336	$1,807,941

See accompanying Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Capitalization

	(In thousands)
As of December 31	2003	2002
Stockholder’s equity:
Common stock—no par value, 32,000,000 shares authorized, 24,361,586 shares outstanding	$65,842	$65,842
Other paid-in capital	248,407	248,407
Retained earnings	214,349	166,776
Accumulated other comprehensive income	84	—

Total	$528,682	$481,025

Long-term debt:

		(In thousands)
		2003	2002
	December 31, 2003 Interest Rate %	Long-term Debt	Current Liabilities (a)
Transition bonds due 2003-2008	6.810% - 6.980%	$346,691	$422,688
Medium-term debt due 2004-2012	6.375% - 6.625%	164,000	164,000
Unamortized debt discount		(329)	(463)

Total (annual interest requirements $34.5 million)		510,362	586,225
Less current maturities		157,714	75,996

Total		$352,648	$510,229

(a)	As discussed in Note 3, $510.2 million of Long-term debt was classified as short-term as a result of debt covenant violations; these violations were subsequently cured and the amounts are classified as long-term as of December 31, 2003.

See accompanying Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(In thousands)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance at January 1, 2001	24,361,586	$65,842	$244,239	$112,040	$—	$422,121
Consolidated net income	—	—	—	109,845	—	109,845
Dividends declared on common stock	—	—	—	(108,653)	—	(108,653)

Balance at December 31, 2001	24,361,586	$65,842	$244,239	$113,232	$—	$423,313
Consolidated net income	—	—	—	93,984	—	93,984
Transfer of post retirement benefits other than pensions to Allegheny Energy Service Corporation	—	—	4,168	—	—	4,168
Dividends declared on common stock	—	—	—	(40,440)	—	(40,440)

Balance at December 31, 2002	24,361,586	$65,842	$248,407	$166,776	$—	$481,025
Consolidated net income	—	—	—	91,668	—	91,668
Dividends declared on common stock	—	—	—	(44,095)	—	(44,095)
Change in other comprehensive income	—	—	—	—	84	84

Balance at December 31, 2003	24,361,586	$65,842	$248,407	$214,349	$84	$528,682

See accompanying Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Allegheny Energy, Inc. and subsidiaries (Allegheny) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to West Penn Power Company (West Penn) and incorporate the disclosures related to West Penn contained in the following notes of the Allegheny “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1: paragraph 4, Use of Estimates, Consolidation, paragraph 1 of Revenues, Debt Issuance Costs, paragraphs 1 through 4 of Property, Plant, and Equipment, Long-Lived Assets, paragraph 1 of Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest, Depreciation and Maintenance—“Estimated service lives” and paragraph 3, Goodwill and Other Intangible Assets, Temporary Cash Investments, Regulatory Assets and Liabilities, Income Taxes, Pension and Other Postretirement Benefits, and Other Comprehensive Income.

Comprehensive Financial Review	Note 2: paragraphs 1, 2, and 6 through 9.

Capitalization	Note 3: 2003 Long-Term Debt Refinancing, paragraphs 1 through 4 of Debt Covenants, 2003 Issuances and Redemptions, and 2002 and 2001 Issuances and Redemptions.

Restructuring Charges and Workforce Reduction Expenses	Note 8: paragraphs 1 and 2.

Asset Retirement Obligations	Note 10: paragraphs 1 through 3 and 6.

Accounting for the Effects of Price Regulation	Note 13: Deregulation.

Regulatory Assets and Liabilities	Note 19: paragraph 1, Income Taxes, Net, Pennsylvania Stranded Cost Recovery, and paragraph 1 of Pennsylvania CTC Reconciliation.

Fair Value of Financial Instruments	Note 20: paragraphs 1 and 3.

Commitments and Contingencies	Note 24: Environmental Matters and Litigation— “Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim” and “Claims Related to Alleged Asbestos Exposure,” Ordinary Course of Business, Variable Interest Entities, PURPA, and paragraph 1 of Letters of Credit.

The notes that follow herein set forth additional specific information for West Penn and are numbered to be consistent with Allegheny’s “Notes to Consolidated Financial Statements.”

These notes are an integral part of the consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

West Penn is a regulated wholly-owned subsidiary of Allegheny Energy, Inc. (AE, and collectively with AE’s consolidated subsidiaries, Allegheny) and along with its regulated utility affiliates, Monongahela Power Company (Monongahela) and The Potomac Edison Company (Potomac Edison), collectively doing business as

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny Power, operate electric and natural gas transmission and distribution (T&D) systems. West Penn’s business is the operation of an electric T&D system in Pennsylvania. West Penn operates under a single business segment, Delivery and Services.

West Penn is subject to regulation by the Securities and Exchange Commission (SEC), the Pennsylvania Public Utility Commission (Pennsylvania PUC), and the Federal Energy Regulatory Commission (FERC).

Certain amounts in the December 31, 2002, consolidated balance sheet and in the December 31, 2002, and 2001, consolidated statements of operations and consolidated statements of cash flows have been reclassified for comparative purposes. Significant accounting policies of West Penn and its subsidiaries are summarized below.

Allowance for Funds Used During Construction (AFUDC)

Rates used for computing AFUDC in 2003, 2002, and 2001 averaged 9.54 percent, 7.07 percent, and 7.46 percent, respectively.

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on the estimated service lives of depreciable properties and amounted to approximately 2.8 percent of average depreciable property in 2003, 2.8 percent in 2002, and 2.9 percent in 2001.

Intangible Assets

West Penn has intangible assets consisting of amortized land easements, which are included in property, plant, and equipment on the consolidated balance sheets, with a gross carrying amount and accumulated amortization as follows: at December 31, 2003, $38.7 million and $9.6 million, respectively, and at December 31, 2002, $38.7 million and $9.2 million, respectively. Amortization expense was $0.5 million in 2003 and 2002. Amortization expense is estimated to be $0.5 million annually for 2004 through 2008.

Intercompany Receivables and Payables

West Penn has various operating transactions with its affiliates. It is West Penn’s policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the consolidated balance sheets and the consolidated statements of cash flows.

Substantially all of the employees of Allegheny are employed by Allegheny Energy Services Corporation (AESC), which performs services at cost for West Penn and its affiliates in accordance with PUHCA. Through AESC, West Penn is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to West Penn for 2003, 2002, and 2001 were $124.4 million, $159.3 million, and $145.2 million, respectively.

West Penn purchases nearly all of the power necessary to serve its customers who do not choose an alternate electricity generation provider from its unregulated generation company affiliate, AE Supply, in accordance with agreements approved by the FERC. The expense for these purchases is reflected in “Purchased energy and transmission” on the consolidated statements of operations. For 2003, 2002, and 2001, West Penn purchased power from AE Supply of $587.9 million, $595.4 million, and $565.5 million, respectively. Prior to West Penn

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

joining PJM Interconnection, LLC (PJM) in April 2002, if West Penn purchased more electricity than was needed to serve its customers, the excess electricity purchased was sold back to AE Supply and is reflected as operating revenues on the consolidated statements of operations. Upon West Penn joining PJM, operational changes were made so that West Penn no longer has excess electricity to sell back to AE Supply. West Penn did not sell excess energy to AE Supply during 2003. For 2002 and 2001, West Penn sold excess electricity back to AE Supply of $9.8 million and $26.1 million, respectively.

At December 31, 2003 and 2002, West Penn had net accounts payable to affiliates of $62.8 million and $45.7 million, respectively.

See Note 14 for information regarding affiliated income taxes payable associated with West Penn’s inclusion in Allegheny’s consolidated federal income tax return.

See Note 15 for information regarding West Penn’s participation in an Allegheny internal money pool, a facility that accommodates short-term borrowing needs.

Inventory

West Penn values materials and supplies inventory using an average cost method.

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

Pension and Other Postretirement Benefits

Through AESC, West Penn is responsible for its proportionate share of postretirement benefit costs.

NOTE 2:  COMPREHENSIVE FINANCIAL REVIEW

The adjustments related to West Penn, which decreased net income, aggregated approximately $2.3 million, net of income taxes, and were recorded in the first quarter of 2002. The nature and amounts of these adjustments are primarily as follows:

•	The failure to record certain liabilities for incurred but not reported (IBNR) claims for the self-insured portion of workers’ compensation and general liability claims for the fiscal years 2001, 2000, and years prior to 2000. The aggregate amount not recorded in the years prior to 2002 was approximately $4.7 million, before income taxes ($2.8 million, net of income taxes); and

•	The incorrect recording of Supplemental Executive Retirement Plan (SERP) costs of approximately $0.4 million, before income taxes ($0.3 million, net of income taxes) due to the exclusion of benefits funded using a Secured Benefit Plan (SBP) from the estimated SERP liability for the fiscal years 2001, 2000, and prior to 2000.

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The years to which the (charges) income, net of income taxes, relate are as follows:

Type of Adjustment	2001	2000	Prior to 2000	Total
(In millions)
IBNR liabilities not recorded	$(0.2)	$0.3	$(2.9)	$(2.8)
Incorrect recording of SERP	(0.7)	(0.7)	1.7	0.3
Failure to accrue taxes in 2000	1.1	(1.1)	—	—
Other	1.2	(0.7)	(0.3)	0.2

Total	$1.4	$(2.2)	$(1.5)	$(2.3)

Had the adjustments listed above been recorded in the appropriate years, the following table demonstrates the effect on consolidated net income:

(In millions)	2002	2001
Consolidated net income—as reported	$94.0	$109.8
Consolidated net income—as if restated	96.3	111.2

NOTE 3:  CAPITALIZATION

Debt Covenants

In accordance with EITF 86-30 “Classification of Debt When a Violation is Waived by a Condition,” approximately $510.2 million of long-term debt was classified as current at December 31, 2002.

Debt Maturities

Contractual maturities for long-term debt, in millions of dollars, for the next five years, excluding unamortized discounts of $0.3 million are:

(In millions)	2004	2005	2006	2007	2008	Thereafter
Transition bonds	$73.7	$73.0	$75.8	$79.9	$44.3	$—
Medium term debt	84.0	—	—	—	—	80.0

Total	$157.7	$73.0	$75.8	$79.9	$44.3	$80.0

NOTE 8:  WORKFORCE REDUCTION EXPENSES

For the year ended December 31, 2002, West Penn recorded a charge for its allocable share of the workforce reduction expenses of $19.4 million, before income taxes ($11.4 million, net of income taxes).

NOTE 10: ASSET RETIREMENT OBLIGATIONS (ARO)

The effect of adopting SFAS No. 143 on West Penn’s consolidated statement of operations was a cumulative effect adjustment to decrease net income by $0.7 million ($1.2 million, before income taxes). The effect of adopting SFAS No. 143 on West Penn’s consolidated balance sheet was the recognition of a $1.2 million non-current liability.

For the year ended December 31, 2003, West Penn’s ARO balance increased $0.1 million, as the result of accretion, from $1.2 million at January 1, 2003, to $1.3 million at December 31, 2003.

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the provisions of SFAS No. 143 been adopted on January 1, 2001, the impact on West Penn’s consolidated income before cumulative effect of accounting change and consolidated net income, would not have been material, and West Penn’s AROs would have been $1.0 million at January 1, 2001, $1.1 million at December 31, 2001, and $1.2 million at December 31, 2002.

NOTE 14:  INCOME TAXES

Details of federal and state income tax expense (benefit) are:

(In millions)	2003	2002	2001
Income tax expense (benefit)—current:
Federal	$57.0	$(5.6)	$44.5
State	(0.5)	(8.3)	4.0

Total	56.5	(13.9)	48.5
Income tax expense—deferred, net of amortization	(15.1)	59.3	6.6
Amortization of deferred investment tax credit	(0.9)	(0.9)	(0.9)

Total income tax expense	$40.5	$44.5	$54.2

The total provision for income tax expense is different from the amount produced by applying the federal statutory income tax rate of 35 percent to financial accounting income, as set forth below:

	2003		2002		2001
(In millions, except percent)	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes and cumulative effect of accounting change	$132.8		$138.5		$164.1

Income tax expense calculated using the federal statutory rate of 35 percent	46.5	35.0	48.5	35.0	57.4	35.0
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Depreciation	(2.1)	(1.6)	4.7	3.4	6.1	3.7
Plant removal costs	—	—	(1.3)	(0.9)	(1.1)	(0.7)
State income tax, net of federal income tax benefit	2.2	1.7	1.5	1.1	(1.5)	(0.9)
Amortization of deferred investment tax credit	(0.9)	(0.7)	(0.9)	(0.6)	(0.9)	(0.6)
Equity in earnings of subsidiaries	—	—	0.2	0.1	—	—
Non-cash charitable contribution	—	—	(3.4)	(2.5)	—	—
Consolidated return benefit	(2.8)	(2.1)	(4.4)	(3.2)	(5.0)	(3.0)
Adjustment to nondeductible reserves	—	—	1.3	0.9	—	—
Other, net	(2.4)	(1.8)	(1.7)	(1.2)	(0.8)	(0.5)

Total income tax expense	$40.5	30.5	$44.5	32.1	$54.2	33.0

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, the deferred income tax assets and liabilities consisted of the following:

(In millions)	2003	2002
Deferred income tax assets:
Recovery of transition costs	$13.3	$12.3
Unamortized investment tax credit	12.8	13.0
Tax net operating loss carryforward	46.0	1.2
Other	—	27.8

Total deferred income tax assets	72.1	54.3

Deferred income tax liabilities:
Book versus tax plant asset basis differences, net	327.2	319.7
Other	18.9	18.8

Total deferred income tax liabilities	346.1	338.5

Total net deferred income tax liabilities	274.0	284.2
Less portion above included in current assets	9.7	14.0

Total long-term net deferred income tax liabilities	$283.7	$298.2

West Penn recorded as deferred income tax assets the effect of net operating losses, which will more likely than not be realized through future operations and through the reversal of existing temporary differences. These net operating loss carry forwards expire in varying amounts through 2023. In addition, West Penn is a party to a consolidated tax sharing agreement and expects to realize benefits represented by deferred tax assets through its participation in the Allegheny consolidated tax return in future years.

Net income taxes payable to affiliate at December 31, 2003 and 2002, were $36.9 million and $23.1 million, respectively.

NOTE 15:  SHORT-TERM DEBT

West Penn participates in an Allegheny internal money pool, which accommodates intercompany short-term borrowing needs, to the extent that certain of Allegheny’s subsidiaries have funds available. The money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points. At December 31, 2003 and 2002, West Penn had no borrowings outstanding from the money pool. West Penn has SEC authorization for total short-term borrowings, from all sources, of $500.0 million.

There was no short-term debt outstanding as of December 31, 2003 or December 31, 2002. Average amounts for short-term debt outstanding during 2003 and 2002 consisted of:

(In millions)	2003		2002
	Amount	Rate	Amount	Rate
Average amount outstanding and interest rate during the year:
Commercial paper	$—	—	$4.7	1.93%
Notes payable to banks	—	—	—	2.46%
Money pool	2.1	1.19%	2.7	1.70%

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16:  PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, West Penn is responsible for its proportionate share of the cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. West Penn’s share of the costs (income), of which approximately 21 percent and 27 percent in 2003 and 2002, respectively, were charged (credited) to plant construction, was as follows:

(In millions)	2003	2002	2001
Pension	$5.8	$0.1	$(1.9)
Medical and life insurance	6.2	3.8	3.0

NOTE 19:  REGULATORY ASSETS AND LIABILITIES

West Penn’s operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets and regulatory liabilities reflected in the consolidated balance sheets at December 31 relate to:

(In millions)	2003	2002
Regulatory assets, including current portion:
Income taxes	$190.3	$186.6
Pennsylvania stranded cost recovery	155.3	191.4
Pennsylvania Competitive Transition Charge (CTC) Reconciliation	70.5	58.0
Unamortized loss on reacquired debt	3.5	4.0
Other	13.3	14.1

Subtotal	432.8	454.1

Regulatory liabilities:
Income taxes	13.7	13.9

Net regulatory assets	$419.1	$440.2

Income Taxes, Net

SFAS No. 109, “Accounting for Income Taxes,” requires West Penn to record a deferred income tax liability for tax benefits passed through to customers when temporary differences originate. These deferred income taxes relate to temporary differences involving regulated utility property, plant, and equipment and the related provision for depreciation. West Penn records a regulatory asset for these income taxes since the amounts are recoverable from customers when the taxes are paid by West Penn over the remaining depreciable lives of the property, plant, and equipment. Since the deferred income tax liability recorded under SFAS No. 109 is non-cash, no return is allowed on the income taxes regulatory asset.

NOTE 20:  FAIR VALUE OF FINANCIAL INSTRUMENTS

	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (Notes and bonds for 2002)	$510.4	$540.3	$586.2	$619.2

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22:  OTHER INCOME AND EXPENSES, NET

Other income and expenses represent nonoperating income and expenses before income taxes. The following table summarizes West Penn’s other income and expenses for 2003, 2002, and 2001:

(In millions)	2003	2002	2001
Gains on sale of land	$11.4	$20.5	$0.1
Interest income	3.9	2.0	2.1
Other	4.6	3.3	0.7

Total other income and expenses, net	$19.9	$25.8	$2.9

NOTE 23:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended*				2002 Quarters Ended
(In millions)	December 2003	September 2003	June 2003	March 2003	December 2002	September 2002	June 2002	March 2002
Total operating revenues	$286.7	$282.3	$269.5	$296.0	$294.1	$297.0	$271.1	$290.9
Operating income	36.9	42.5	33.8	39.4	50.7	34.1	40.0	34.5
Consolidated net income	24.0	31.1	16.5	20.1	34.4	15.3	18.0	26.3

*	Amounts may not total to year to date results as a result of rounding.

The quarterly amounts included in the table above reflect the adjustments identified in Allegheny’s comprehensive financial review, as discussed in Note 2. The following table summarizes the effect of the adjustments on amounts previously reported for West Penn’s first and second quarter 2002 total operating revenues, net revenues, operating income, and consolidated net income. The amounts shown as previously reported for net revenues and total operating income reflect reclassifications in West Penn’s presentation of its statements of operations after the Forms 10-Q for the first and second quarters of 2002 were filed. The reclassifications were made to provide consistent presentation among Allegheny’s various SEC registrants. In aggregate, the reclassifications had no effect on previously reported total operating revenues and consolidated net income.

(In millions)	Second Quarter 2002	First Quarter 2002
Total operating revenues as previously reported	$271.0	$290.8
Adjustments	0.1	0.1

As restated	$271.1	$290.9

Net revenues as previously reported	$111.6	$118.3
Adjustments	(1.1)	(0.2)

As restated	$110.5	$118.1

Operating income as previously reported	$42.5	$40.2
Adjustments	(2.5)	(5.7)

As restated	$40.0	$34.5

Consolidated net income as previously reported	$19.7	$29.4
Adjustments	(1.7)	(3.1)*

As restated	$18.0	$26.3

*	Includes $(2.3) million for the correction of accounting errors related to years prior to 2002 and $(0.8) million for the correction of accounting errors related to the first quarter of 2002, see Note 2.

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections of accounting errors related to the first and second quarters of 2002 were primarily as follows:

(In millions, net of income taxes)	Second Quarter 2002	First Quarter 2002
Errors in recording inventory issued from storerooms	$—	$(1.3)
The failure to accrue costs associated with goods or services received	(0.3)	(0.7)
Incorrect recording of SERP costs due to the exclusion of benefits funded using Secured Benefit Plan (SBP) from the estimated liability	(0.4)	(0.4)
Overstatement of net revenues mainly for costs expected to be incurred to terminate a contract	(0.7)	—
Understatement of payroll overhead costs charged to expense due to errors in the distribution of payroll overhead costs	0.1	0.6
Other, principally IBNR, taxes, and the allocated cost of certain dues and memberships	(0.4)	1.0

Total	$(1.7)	$(0.8)

Had West Penn adjusted 2001 for the correction of errors discussed in Note 2 that were recorded in the first quarter of 2002, the 2001 quarterly consolidated net income would have been as follows:

	2001
(In millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated net income as reported	$25.3	$25.4	$26.0	$33.1
Adjustments	0.8	0.1	(0.1)	0.6

As if restated	$26.1	$25.5	$25.9	$33.7

NOTE 24:  COMMITMENTS AND CONTINGENCIES

Construction and Capital Program

West Penn has entered into commitments for its construction and capital programs for which expenditures are estimated to be $56.2 million (unaudited) for 2004 and $56.7 million (unaudited) for 2005.

Environmental Matters and Litigation

West Penn is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require West Penn to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

WEST PENN POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) Claim:  West Penn estimates that its share of the clean up liability will not exceed $0.5 million, which has been accrued as a liability as of December 31, 2003.

Claims Related to Alleged Asbestos Exposure: During 2003, West Penn received $0.6 million of insurance recoveries (net of $0.1 million of legal fees) related to these asbestos cases. During 2002, West Penn received $0.8 million of insurance recoveries related to these asbestos cases.

Other: As part of the National Pollutant Discharge Elimination System (NPDES) permit review process at the Connellsville West Side facility, oil and PBC contamination has been noted at the facility. Steps have been taken to control the contamination and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection (PADEP) programs. West Penn has accrued a liability in December 2002 and December 2003, as an estimate of the total remediation cost at the facility.

Leases

West Penn has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles and computer equipment.

Total capital and operating lease rent payments of $7.4 million in 2003, $9.2 million in 2002, and $16.7 million in 2001 were recorded as rent expense in accordance with SFAS No. 71. West Penn’s estimated future minimum lease payments for operating and capital leases with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are as follows:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total	Less: Amounts Representing Interest	Present value of net minimum capital lease payments
Capital Leases	$4.1	$4.1	$4.1	$1.2	$—	$—	$13.5	$0.7	$12.8
Operating Leases	1.2	0.6	0.3	0.1	—	—	2.2	—	—

The carrying amount of equipment recorded under capitalized lease agreements included in property, plant, and equipment was $12.8 million and $15.8 million at December 31, 2003 and 2002, respectively.

PURPA

West Penn is committed to purchasing the electrical output from 138 MW of qualifying PURPA capacity—125 MW through 2016 and an additional 13 MW through 2034. Payments for PURPA capacity and energy in 2003 and 2002 totaled $52.7 million and $53.9 million, respectively, before amortization of West Penn’s adverse power purchase commitment, according to these contracts. The average cost to West Penn of these power purchases was approximately 4.8 cents/kilowatt-hour (kWh) and 4.9 cents/kWh for 2003 and 2002, respectively.

Report of Independent Auditors

To the Board of Directors and Shareholder

of West Penn Power Company:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of West Penn Power Company and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLEGHENY GENERATING COMPANY

Statements of Operations

	Year ended December 31
(In thousands)	2003	2002	2001
Affiliated operating revenues	$70,532	$64,118	$68,524

Operating expenses:
Workforce reduction expenses	—	17	—
Operation expense	5,163	5,333	5,139
Depreciation	17,038	16,986	16,973
Taxes other than income taxes	3,232	3,429	3,437

Total operating expenses	25,433	25,765	25,549

Operating income	45,099	38,353	42,975

Other income and expenses, net	164	35	6

Interest on debt	12,447	12,264	12,479

Income before income taxes	32,816	26,124	30,502

Federal and state income tax expense	11,989	7,525	10,202

Net income	$20,827	$18,599	$20,300

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

Statements of Cash Flows

	Year ended December 31
(In thousands)	2003	2002	2001
Cash flows from operations:
Net income	$20,827	$18,599	$20,300
Depreciation	17,038	16,986	16,973
Deferred investment credit and income taxes, net	(5,767)	(6,422)	(5,750)
Other, net	700	600	600
Changes in certain assets and liabilities:
Accounts receivable due from / payable to affiliates, net	10,836	(9,647)	(3,371)
Materials and supplies	(65)	(15)	(60)
Taxes receivable / accrued, net	14,338	5,288	(2,805)
Accounts payable	—	(7)	(385)
Interest accrued	(946)	9	15
Other, net	(564)	(141)	(951)

Net cash flows from operations	56,397	25,250	24,566

Cash flows used in investing:
Construction expenditures	(8,729)	(1,421)	(2,205)

Cash flows used in financing:
Notes payable to parent and affiliate	30,000	(62,850)	9,600
Short-term debt	(55,000)	55,114	—
Retirement of long-term debt	(50,000)	—	—
Contribution from parents	40,000	—	—
Cash dividends paid on common stock	(12,500)	(14,000)	(32,000)

Net cash used in financing	(47,500)	(21,736)	(22,400)

Net change in cash and temporary cash investments	168	2,093	(39)
Cash and temporary cash investments at January 1	2,104	11	50

Cash and temporary cash investment at December 31	$2,272	$2,104	$11

Supplemental cash flow information:
Cash paid during the year for:
Interest	$12,694	$11,237	$11,734
Income taxes	$4,074	$8,660	$18,707

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

Balance Sheets

	As of December 31
(In thousands)	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$2,272	$2,104
Accounts receivable due from parents/affiliates, net	1,254	11,807
Materials and supplies	2,294	2,229
Taxes receivable	—	11,929
Other	269	363

	6,089	28,432
Property, plant, and equipment:
In service at original cost:
Generation	782,643	781,789
Transmission	44,097	44,097
Other	3,542	3,542
Accumulated depreciation	(295,127)	(278,090)

	535,155	551,338
Construction work in progress	11,945	4,070

	547,100	555,408
Deferred charges:
Regulatory assets	9,076	13,476
Other	108	237

	9,184	13,713

Total assets	$562,373	$597,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$55,000
Long-term debt due within one year	—	50,000
Debentures	—	99,273
Taxes accrued—federal and state income	2,409	—
Interest accrued	2,292	3,238
Other	283	—

	4,984	207,511
Long-term debt obligations:
Long-term debt	99,360	—
Long-term note payable to parent	30,000	—

	129,360	—

Deferred credits and other liabilities:
Unamortized investment credit	39,913	41,233
Deferred income taxes	159,565	167,089
Regulatory liabilities	25,412	26,252
Noncurrent income taxes payable	17,543	18,199

	242,433	252,773
Stockholders’ equity:
Common stock—$1.00 par value per share, 5,000 shares authorized, 1,000 shares outstanding	1	1
Other paid-in capital	172,669	132,669
Retained earnings	12,926	4,599

	185,596	137,269

Total liabilities and stockholders’ equity	$562,373	$597,553

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

Statements of Stockholders’ Equity

(In thousands)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Total stockholders’ equity
Balance at January 1, 2001	1,000	$1	$144,369	$—	$144,370
Net income	—	—	—	20,300	20,300
Dividends declared on common stock	—	—	(11,700)	(20,300)	(32,000)

Balance at December 31, 2001	1,000	$1	$132,669	$—	$132,670
Net income	—	—	—	18,599	18,599
Dividends declared on common stock	—	—	—	(14,000)	(14,000)

Balance at December 31, 2002	1,000	$1	$132,669	$4,599	$137,269
Net income	—	—	—	20,827	20,827
Capital contribution from parent	—	—	40,000	—	40,000
Dividends declared on common stock	—	—	—	(12,500)	(12,500)

Balance at December 31, 2003	1,000	$1	$172,669	$12,926	$185,596

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

Except as modified below, the Allegheny Energy, Inc. and subsidiaries (Allegheny) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Allegheny Generating Company (AGC) and incorporate the disclosures related to AGC contained in the following notes of the Allegheny “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1: paragraph 4, Use of Estimates, Debt Issuance Costs, Long-Lived Assets, Depreciation and Maintenance— “Estimated service lives” and paragraph 3, Temporary Cash Investments, Regulatory Assets and Liabilities, Income Taxes, and Pension and Other Postretirement Benefits

Comprehensive Financial Review	Note 2: paragraphs 1, 2, and 6 through 9.

Capitalization	Note 3: paragraph 1 through 4 of Debt Covenants, and 2003 Issuances and Redemptions.

Restructuring Charges and Workforce Reduction Expenses	Note 8: paragraphs 1 and 2.

Asset Retirement Obligations	Note 10: paragraphs 1 and 2.

Fair Value of Financial Instruments	Note 20: paragraphs 1 and 3.

Jointly Owned Electric Utility Plants	Note 21.

Commitments and Contingencies	Note 24: Ordinary Course of Business, and paragraph 1 of Letters of Credit.

The notes that follow herein set forth additional specific information for AGC and are numbered to be consistent with Allegheny’s “Notes to Consolidated Financial Statements.”

These notes are an integral part of the financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allegheny Generating Company (AGC) is owned 77.03 percent by Allegheny Energy Supply Company, LLC (AE Supply) and 22.97 percent by Monongahela Power Company (Monongahela) (collectively the Parents). The Parents are subsidiaries of Allegheny Energy, Inc. (AE, and collectively with AE’s consolidated subsidiaries, Allegheny), a diversified utility holding company whose principal business segments are the Generation and Marketing segment and the Delivery and Services segment. The Generation and Marketing segment includes AE Supply, AGC, and Monongahela’s generation for its West Virginia regulatory jurisdiction, which has not deregulated electric generation. AGC owns an undivided 40 percent interest, 960 MW, in the 2,400 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60 percent owner, Virginia Electric and Power Company, a nonaffiliated utility. AGC sells its generating capacity to its Parents. AGC operates under a single business segment, Generation and Marketing.

AGC is subject to regulation by the Securities and Exchange Commission (SEC), the Virginia State Corporation Commission (Virginia SCC), and the Federal Energy Regulatory Commission (FERC).

Certain amounts in the December 31, 2002 balance sheet and in the December 31, 2002 and 2001 statements of cash flows have been reclassified for comparative purposes. Significant accounting policies of AGC are summarized below.

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

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line method based on the estimated service lives of depreciable properties and amounted to approximately 2.1 percent of average depreciable property in 2003, and 2.1 percent in 2002 and 2001.

Intangible Assets

AGC has intangible assets consisting of amortized land easements, which are included in property, plant, and equipment on the balance sheets, with a gross carrying amount and accumulated amortization as follows: At December 31, 2003, $1.4 million and $0.7 million, respectively, and at December 31, 2002, $1.4 million and $0.7 million, respectively.

Intercompany Receivables and Payables

AGC has various operating transactions with its affiliates. It is AGC’s policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheets and the statements of cash flows.

Substantially all of the employees of Allegheny are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for AGC and its affiliates in accordance with PUHCA. Through AESC, AGC is responsible for its proportionate share of services provided by AESC. Total billings by AESC (including capital) to AGC for 2003, 2002, and 2001 were $0.2 million, $0.2 million, and $0.3 million, respectively.

Pursuant to an agreement, the Parents buy all of AGC’s capacity in the Bath County power station priced under a “cost-of-service formula” wholesale rate schedule approved by the FERC. Under this arrangement, AGC recovers in revenues all of its operation expense, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parents’ Power Supply Agreement for AGC effective January 1, 1999. This amendment sets the generation demand for each Parent proportional to its ownership in AGC. Previously, demand for each Parent fluctuated due to customer usage.

At December 31, 2003 and 2002, AGC had net accounts receivables due from affiliates of $1.3 million and $11.8 million, respectively.

See Note 15 for information regarding AGC’s participation through August 2002 in an Allegheny internal money pool, a facility that accommodates short-term borrowing needs.

Inventory

AGC values materials and supplies inventory using an average cost method.

Income Taxes

AGC joins with its Parents and affiliates in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return income tax liability.

ALLEGHENY GENERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Postretirement Benefits

Through AESC, AGC is responsible for its proportionate share of postretirement benefit costs.

NOTE 3:  CAPITALIZATION

On October 8, 2002, Allegheny announced that AE, AE Supply, and AGC were in default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. The collateral calls followed the downgrading of Allegheny’s credit rating below investment grade by Moody’s. AGC was a participant in these principal credit agreements through Allegheny. During the period November 2002 through February 2003, AE, AE Supply and AGC obtained waivers of, and amended, certain covenants to these principal credit agreements. The total debt classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” in the accompanying consolidated balance sheets related to such defaults was approximately $99.3 million as of December 31, 2002.

On February 25, 2003, AE Supply provided AGC with a note of $55.0 million in order for AGC to repay amounts outstanding under its principal credit agreements. As of December 31, 2003 the outstanding amount due to AE Supply under this note was $30 million. On September 1, 2003, AGC received an equity contribution of $40.0 million from its Parents. This equity contribution was used to repay the $50.0 million, 5 5/8 percent debentures which matured on September 1, 2003. The Parents will continue to provide assistance with AGC’s obligations as they come due.

The SEC granted approval to AGC to allow it to pay common dividends out of other paid-in capital.

AGC had debt outstanding as follows:

	Interest Rate	December 31
(In millions)		2003	2002
Long-term note payable to parent (AE Supply)	7.1%	$30.0	$—
Debentures due:
September 1, 2003	5.625%	—	50.0
September 1, 2023	6.875%	100.0	100.0
Unamortized debt discount		(0.6)	(0.7)

Total		$129.4	$149.3

NOTE 8:  WORKFORCE REDUCTION EXPENSES

For the year ended December 31, 2002, AGC recorded an immaterial charge for its allocable share of the workforce reduction expenses.

NOTE 10:  ASSET RETIREMENT OBLIGATIONS

The adoption of SFAS No. 143, “Asset Retirement Obligations,” did not have a material effect on AGC’s results of operations, cash flows, or financial position.

ALLEGHENY GENERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14:  INCOME TAXES

Details of federal and state income tax expense (benefit) are:

(In millions)	2003	2002	2001
Current income tax expense	$17.8	$13.9	$16.0
Deferred income tax benefit:
Accelerated depreciation	(4.5)	(5.1)	(4.5)
Amortization of deferred investment tax credit	(1.3)	(1.3)	(1.3)

Total income tax expense	$12.0	$7.5	$10.2

The total provision for income tax expense is different from the amount produced by applying the federal statutory income tax rate of 35 percent to financial accounting, as set forth below:

	2003		2002		2001
(In millions, except percent)	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes	$32.8		$26.1		$30.5

Income tax expense calculated using the federal statutory rate of 35 percent	11.5	35.0	9.1	35.0	10.7	35.0
Increased (decreased) for:
Depreciation for which deferred tax was not provided	1.3	4.0	(0.6)	(2.3)	0.9	3.0
Amortization of deferred investment tax credit	(1.3)	(4.0)	(1.3)	(5.0)	(1.3)	(4.3)
State income tax, net of federal income tax benefit	1.4	4.3	1.4	5.4	1.9	6.2
Consolidated return benefit	(0.9)	(2.8)	(1.5)	(5.7)	(1.4)	(4.6)
Other, net	—	—	0.4	1.4	(0.6)	(1.9)

Total	$12.0	36.5	$7.5	28.8	$10.2	33.4

At December 31, the deferred income tax assets and liabilities consisted of the following:

(In millions)	2003	2002
Deferred tax assets:
Unamortized investment tax credit	$25.4	$26.3
Other deferred tax assets	0.2	0.2

Total deferred tax assets	25.6	26.5
Deferred tax liabilities:
Plant asset basis differences, net	183.3	191.5
Other deferred tax liabilities	1.9	2.1

Total deferred tax liabilities	185.2	193.6

Total net deferred tax liabilities	$159.6	$167.1

AGC is a party to a consolidated tax sharing agreement that allocates a portion of the consolidated tax liability or benefit on the basis of AGC’s relative contribution to such liability or benefit. To the extent AGC has a net operating loss, such loss may only be used to offset its past or future income tax liability determined on a separate company basis to the extent of AGC’s accumulated earnings and profits.

Net income taxes payable to affiliate at December 31, 2003 and 2002, were $21.1 million and $7.2 million, respectively.

ALLEGHENY GENERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15:  SHORT-TERM DEBT

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

In addition to bank lines of credit, through August 2002, AGC participated in an Allegheny internal money pool, which accommodates intercompany short-term borrowing needs to the extent that certain of Allegheny’s subsidiaries have funds available. The money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points. Because AGC’s participation in the money pool ended in August 2002, AGC had no borrowings outstanding from the money pool at December 31, 2003 or December 31, 2002. AGC has SEC authorization for total short-term borrowings, from all sources, of $100 million.

There was no short-term debt outstanding as of December 31, 2003. Short-term debt outstanding at December 31, 2002 and average amounts for short-term debt outstanding during 2003 and 2002 consisted of:

	2003		2002
(In millions)	Amount	Rate	Amount	Rate
Balance and interest rate at end of year:
Notes payable to banks	$—	—	$55.0	5.50%
Money pool	—	—	—	—
Average amount outstanding and interest rate during the year:
Commercial Paper	$—	—	$1.7	2.10%
Notes payable to banks	8.4	5.50%	24.3	4.25%
Money pool	—	—	28.8	1.69%

NOTE 16:  PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, AGC is responsible for its proportionate share of the net periodic cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. AGC’s share of these costs were not material for the years ended December 31, 2003, 2002, and 2001, respectively.

ALLEGHENY GENERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19:  REGULATORY ASSETS AND LIABILITIES

AGC’s operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets and regulatory liabilities, reflected in the balance sheets at December 31 relate to:

(In millions)	2003	2002
Regulatory assets:
Income taxes	$4.2	$8.1
Unamortized loss on reacquired debt	4.9	5.4

Subtotal	9.1	13.5

Regulatory liabilities:
Income taxes	25.4	26.3

Net regulatory liabilities	$(16.3)	$(12.8)

NOTE 20:  FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31,
	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including Debentures for 2002	$99.4	$83.6	$149.3	$85.0

NOTE 23:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2003 Quarters Ended				2002 Quarters Ended
(In millions)	December 2003	September 2003	June 2003	March 2003	December 2002	September 2002	June 2002	March 2002
Affiliated operating revenues	$18.1	$18.0	$17.2	$17.2	$16.4	$16.2	$16.6	$14.9
Operating income	12.1	11.5	10.9	10.6	10.0	9.6	10.5	8.3
Net income	5.1	6.2	4.7	4.8	5.1	4.6	5.1	3.8

ALLEGHENY GENERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While no adjustments relating to financial statements for periods prior to 2002 were identified for AGC during Allegheny’s comprehensive financial review, as discussed in Note 2, certain adjustments within 2002 were identified for AGC, and the quarterly amounts included in the table above reflect these adjustments. The following table summarizes the effect of the adjustments on amounts previously reported for AGC’s first and second quarter 2002 affiliated operating revenues, operating income, and net income:

(In millions)	Second Quarter 2002	First Quarter 2002
Affiliated operating revenues as previously reported	$16.4	$15.6
Adjustments	0.2	(0.7)

As restated	$16.6	$14.9

Operating income as previously reported	$10.1	$9.1
Adjustments	0.4	(0.8)

As restated	$10.5	$8.3

Net income as previously reported	$4.9	$4.4
Adjustments	0.2	(0.6)

As restated	$5.1	$3.8

NOTE 24:  COMMITMENTS AND CONTINGENCIES

Construction Program

AGC has entered into commitments for its construction programs for which expenditures are estimated to be $8.9 million (unaudited) for 2004 and $8.5 million (unaudited) for 2005.

Report of Independent Auditors

To the Board of Directors and Shareholders

of Allegheny Generating Company:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Allegheny Generating Company (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

SCHEDULE I

AE (Parent Company)

Condensed Financial Statements

Statements of Operations:
	Year ended December 31
(In thousands)	2003	2002	2001
Total operating revenues	$—	$—	$—
Total operating expenses	13,952	11,501	10,937

Operating loss	(13,952)	(11,501)	(10,937)

Other income and expenses, net	(287,460)	(573,380)	478,094
Total interest charges	57,260	32,399	49,382

(Loss) income before income taxes and cumulative effect of accounting change	(358,672)	(617,280)	417,775
Federal and state income tax (benefit) expense	(3,593)	333	—

(Loss) income before cumulative effect of accounting change	(355,079)	(617,613)	417,775
Cumulative effect of accounting change, net	—	(15,077)	—

Net (loss) income	$(355,079)	$(632,690)	$417,775

Statements of Cash Flows:
	Year ended December 31
(In thousands)	2003	2002	2001
Net cash flows from (used in) operations	$83,578	$35,887	$(99,507)

Cash flows used in investing:
Acquisitions of businesses	—	—	(78,198)
Contributions to subsidiary	(210,774)	—	—
Other investments	—	(2,201)	—

Net cash flows used in investing	(210,774)	(2,201)	(78,198)

Cash flows from (used in) financing:
Notes receivable from subsidiaries	(343)	325,636	(325,839)
Short-term debt, net	(335,000)	(179,286)	27,771
Issuance of long-term debt, net of $17.6 million in deferred financing costs	588,439	—	—
Retirement of long-term debt	(58,020)	—	—
Proceeds from issuance of common stock	—	3,992	670,478
Cash dividends paid on common stock	—	(150,551)	(194,699)

Net cash flows from (used in) financing	195,076	(209)	177,711

Net change in cash and temporary cash investments	67,880	33,477	6
Cash and temporary cash investments at January 1	33,636	159	153

Cash and temporary cash investments at December 31	$101,516	$33,636	$159

Cash dividends received from consolidated subsidiaries	$118,131	$228,626	$281,893

Balance Sheets:
		As of December 31
(In thousands)		2003	2002
ASSETS
Current assets		$105,728	$247,949
Investments and other assets		2,361,350	2,566,423
Deferred charges		39,034	1,118

Total assets		$2,506,112	$2,815,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities		$76,159	$853,031
Long-term debt		529,547	—
Long-term note payable to subsidiary		291,811	—
Deferred credits and other liabilities		632	540
Stockholders’ equity		1,607,963	1,961,919

Total liabilities and stockholders’ equity		$2,506,112	$2,815,490

See accompanying Notes to Condensed Financial Statements.

AE (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements represent the financial information required by SEC Regulation S-X 210.12-04 for AE, a diversified utility holding company and the parent company of Allegheny Energy, Inc. These financial statements do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States, therefore these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2003 Form 10-K, Part II, Item 8.

AE has accounted for the earnings of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

NOTE 2: CAPITALIZATION, COMMITMENTS AND CONTINGENCIES

See Note 3 and Note 24 to Allegheny Energy, Inc.’s Consolidated Financial Statements for a description of AE’s Capitalization, Commitments and Contingencies as of December 31, 2003.

At December 31, 2003, contractual maturities for AE’s long-term debt, for the next five years, excluding unamortized debt discounts and premiums of approximately $7.8 million.

(In millions)	2004	2005	2006	2007	2008
Borrowing Facilities	$30.0	$227.0	$—	$—	$—
Medium-term Debt		300.0	—	—	—
Note payable to subsidiary	—	—	—	—	300.0

	$30.0	$527.0	$—	$—	$300.0

SCHEDULE II

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For Years Ended December 31, 2003, 2002, and 2001

Allowance for uncollectible accounts:

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for uncollectible accounts:

Year Ended 12/31/03	$29,644,868	$26,489,179	$3,353,373	$30,157,944	$29,329,476

Year Ended 12/31/02	$32,795,915	$18,010,330	$8,327,408	$29,488,785	$29,644,868

Year Ended 12/31/01	$36,410,658	$21,441,122	$3,828,319	$28,884,184	$32,795,915

(A)	Recoveries
(B)	Uncollectible accounts charged off

SCHEDULE II

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Valuation and Qualifying Accounts

For Years Ended December 31, 2003, 2002, and 2001

Allowance for uncollectible accounts:

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for uncollectible accounts:

Year Ended 12/31/03	$1,410,613	$2,902,601	$—	$1,410,613	$2,902,601

Year Ended 12/31/02	$2,400,000	$(90,827)	$148,971	$1,047,531	$1,410,613

Year Ended 12/31/01	$5,776,322	$1,630,289	$(3,839,911)	$1,166,700	$2,400,000

(A)	Recoveries
(B)	Uncollectible accounts charged off

SCHEDULE II

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

For Years Ended December 31, 2003, 2002, and 2001

Allowance for uncollectible accounts:

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for uncollectible accounts:

Year Ended 12/31/03	$4,878,396	$12,180,111	$2,165,568	$14,268,879	$4,955,196

Year Ended 12/31/02	$6,300,030	$6,978,960	$3,248,959	$11,649,553	$4,878,396

Year Ended 12/31/01	$6,347,431	$7,207,260	$2,519,917	$9,774,578	$6,300,030

(A)	Recoveries
(B)	Uncollectible accounts charged off

SCHEDULE II

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

For Years Ended December 31, 2003, 2002, and 2001

Allowance for uncollectible accounts:

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for uncollectible accounts:

Year Ended 12/31/03	$3,479,135	$4,318,472	$654,126	$5,861,754	$2,589,979

Year Ended 12/31/02	$4,731,394	$1,533,917	$1,691,425	$4,477,601	$3,479,135

Year Ended 12/31/01	$4,189,208	$3,510,294	$1,800,869	$4,768,977	$4,731,394

(A)	Recoveries
(B)	Uncollectible accounts charged off

SCHEDULE II

WEST PENN POWER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

For Years Ended December 31, 2003, 2002, and 2001

Allowance for uncollectible accounts:

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for uncollectible accounts:

Year Ended 12/31/03	$14,404,643	$2,018,156	$2,331,340	$7,769,573	$10,984,566

Year Ended 12/31/02	$16,540,391	$6,878,001	$3,300,350	$12,314,099	$14,404,643

Year Ended 12/31/01	$18,004,000	$8,362,876	$3,347,444	$13,173,929	$16,540,391

(A)	Recoveries
(B)	Uncollectible accounts charged off

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For each of the Registrants, none.

ITEM 9A.    CONTROLS AND PROCEDURES

Allegheny identified a miscalculation in its business segment information after the filing of its Form 10-Q for the period ended June 30, 2002, and initiated a comprehensive review of its financial processes, records, and internal controls. As a result, Allegheny identified numerous accounting errors.

Allegheny implemented corrective actions to mitigate the risk that its internal control deficiencies would prevent information required to be disclosed by Allegheny in its periodic reports, including this annual report, from being timely reported or impede the compilation and communication of information to Allegheny’s management sufficient to permit timely decisions regarding required disclosures in the financial statements and other information included in its periodic reports, including this annual report. To accomplish this, Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional services firms to assist in the performance of the additional procedures. Allegheny’s additional procedures included the reconciliation and analysis of balance sheet accounts, analysis of various transactions for proper classification and cut-off, and the analysis of various accounting processes to determine additional actions necessary to ensure the accuracy of Allegheny’s financial records and identify corrective actions needed to improve internal controls. These additional procedures were designed to mitigate the adverse effects of Allegheny’s internal control deficiencies.

In March 2004, Allegheny’s independent auditors, PwC, advised Allegheny’s Audit Committee of material weaknesses noted during PwC’s audit of the 2003 financial statements. Allegheny’s management, Audit Committee, and Board of Directors are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include a focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures.

Allegheny made substantial changes in its senior management during 2003 to address its financial condition and internal control deficiencies. Management has undertaken the following corrective actions:

(i)	establishment of a Disclosure Committee, as described below;

(ii)	hiring a new controller, an assistant controller and other accounting professionals;

(iii)	development and implementation of new internal control policies, processes, and procedures to identify and remediate weaknesses and improve controls; and

(iv)	reorganization of the financial accounting, reporting, control and analysis functions, including the establishment of new departments to focus on the development and maintenance of accounting policies and procedures and SEC financial reporting matters.

Allegheny expects to implement further actions during 2004, including:

(i)	development of a detailed accounting policies and procedures manual;

(ii)	evaluation of data processing systems with a view to the improvement or replacement of systems related to energy trading and supply chain management, and implementation of automated data processing systems to enable the accounting function to further utilize technology-based solutions; and

(iii)	implementation of control objectives and procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Regarding its internal controls for energy trading operations, Allegheny has revised its corporate energy risk policy to incorporate the best practices as defined by the Committee of Chief Risk Officers in its governance white paper issued in November 2002 and is in the process of implementing these best practices. As a result, Allegheny has significantly expanded the role and responsibilities of Allegheny’s corporate risk management function, which is independent from its energy trading operations, to include the responsibility for determining the fair value of energy trading positions. Allegheny has established clear separation of duties for front-, middle-, and back-office activities. Allegheny also reduced transaction and exposure limits for its energy trading operations. In addition, Allegheny moved its energy marketing operations from New York to Monroeville, Pennsylvania in May 2003, so that the energy trading staff is now physically located near many of Allegheny’s accounting and auditing staff. Allegheny is in the process of implementing and installing new transaction processing systems and enhancing existing systems for front-, middle-, and back-office areas. It is expected that the core functions of these systems will be in operation by the fourth quarter of 2004.

Allegheny initiated implementation of these corrective actions in 2003, achieved substantial progress during the third and fourth quarters of 2003 and first quarter of 2004 and expects to complete the implementation in 2004. Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls and will no longer need to rely on the performance of additional procedures to ensure the accuracy and completeness of its financial statements.

To address the weaknesses identified in Allegheny’s internal controls and disclosure practices, Allegheny substantially augmented and revised its procedures in connection with the preparation of its 2002 annual report, and has employed such procedures in connection with the preparation of each subsequently filed periodic report, including this annual report. These augmented procedures include a formal drafting group to comprehensively review, revise and update disclosures. This exercise also includes direct involvement by senior officers, including the Chief Executive Officer and the Chief Financial Officer. The principal elements of these augmented procedures have formed the basis for Allegheny’s written disclosure controls and procedures applicable to periodic reports and certain public communications.

In 2003, Allegheny created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services and Vice President, Corporate Communications, as well as the senior officers responsible for Allegheny’s business segments. The Disclosure Committee establishes, maintains, monitors and evaluates Allegheny’s written disclosure controls and procedures, and supervises and coordinates the preparation of Allegheny’s periodic reports and certain other of its public communications pursuant to formal written disclosure controls and procedures.

The Disclosure Committee, with the participation of Allegheny’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed, in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f), the augmented procedures implemented by Allegheny in connection with the preparation of this report as of December 31, 2003 and found them to be effective. However, until Allegheny completes the actions described above to remedy internal controls deficiencies, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and with extensive involvement of PwC and other outside professional services firms.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Directors of the Registrants.    The names, ages and business experience during the past five years of the directors of the Registrants (AE, Monongahela (MP), Potomac Edison (PE), West Penn (WP), AGC and AE Supply), and their terms of office are set forth below:

Name	Term of Office Expires (a)	Age	Director since date shown of:
			AE	MP	PE	WP	AGC	AE SUPPLY
H. Furlong Baldwin (b)	2006	72	2003
Eleanor Baum (c)	2004	64	1988
David C. Benson (d)	Elected Annually	51		2003	2003	2003	2003	2003
Paul J. Evanson (d)	2005	62	2003	2003	2003	2003	2003	2003
Cyrus F. Freidheim, Jr. (e)	2004	68	2003
Julia L. Johnson (f)	2006	41	2003
Ted J. Kleisner (g)	2004	59	2001
Steven H. Rice (h)	2005	60	1986
Joseph H. Richardson (d)	Elected Annually	54		2003	2003	2003	2003	2003
Gunnar E. Sarsten (i)	2006	67	1992
Jeffrey D. Serkes (d)	Elected Annually	45		2003	2003	2003	2003	2003
Michael H. Sutton (j)	2005	63	2004

(a)	AE’s Board of Directors is divided into three classes, with each class serving a three-year term and one class standing for election each year. The current AE Board of nine members now consists of Classes I, II, and III, each with three members. The term of office of the Class II directors expires in 2004. Therefore, Class II is the only class of directors standing for election in 2004. The term of Class III directors ends in 2005, and the term of Class I directors ends in 2006.

This note applies only to AE. All Directors of Monongahela, Potomac Edison, West Penn, AGC, and AE Supply stand for election annually for one-year terms.

(b)	Chairman since 2003, and Director, since 2000, of The NASDAQ Stock Market, Inc. Director, W. R. Grace & Co., Platinum Underwriters Holdings, Ltd., and the Wills Group. Former Chairman, President and CEO, Mercantile Bankshares Corp. and Mercantile Safe Deposit & Trust Co. (1976-2001). Former Director, Mercantile Bankshares Corp., Constellation Energy Group, CSX Corp., and The St. Paul Companies, Inc. Former Governor, National Association of Securities Dealers, Inc. Member of Johns Hopkins Medicine Board of Trustees (past Chairman) and Johns Hopkins University Board of Trustees (emeritus).

(c)	Dean of The Albert Nerken School of Engineering of The Cooper Union for the Advancement of Science and Art, since 1987. Director of Avnet, Inc. and United States Trust Company. Past Chair of the Engineering Workforce Commission; a fellow of the Institute of Electrical and Electronic Engineers; and past Chairman of the Board of Governors, New York Academy of Sciences. Formerly, President of the Accreditation Board for Engineering and Technology and President of the American Society for Engineering Education.

(d)	Employee of the registrant indicated. For further details on the business experience of these employees, see “Executive Officers of the Registrants,” below.

(e)	Chairman, since 2002, and Chief Executive Officer (2002-2003), Chiquita Brands International, Inc. Formerly, Vice Chairman, Booz-Allen Hamilton, Inc., where Mr. Freidheim also served in various other leadership capacities from 1966 to 2002. Director, Household International, Inc.

(f)	President, Netcommunications, Inc., since 2000. Director of Mastec; Member of the DOE/NARUC Energy Market Access Board and Florida State Board of Education. Former Senior Vice President of Communications and Marketing, Milcom Technologies (2000-2001). Former Chairman (1997-1999) and Commissioner (1992-1999), Florida Public Service Commission.

(g)	President, CSX Hotels, Inc., since 1987, and President, The Greenbrier Resort and Club Management Company, since 1989. Director, Hershey Entertainment and Resorts Company; and Director, the American Hotel and Lodging Association. Member, Executive Advisory Board, the Daniels College of Business at the University of Denver. Member of the Board of Trustees for the Virginia Episcopal School and the Culinary Institute of America.

(h)	Attorney and bank consultant for over 15 years. Formerly, Director of La Jolla Bank and La Jolla Bancorp, Inc.; President, La Jolla Bank, Northeast Region; President and Chief Executive Officer of Stamford Federal Savings Bank; President of The Seamen’s Bank for Savings; and Director of the Royal Insurance Group, Inc.

(i)	Consulting Professional Engineer since 1994. Formerly, President and Chief Operating Officer of Morrison Knudsen Corporation; President and Chief Executive Officer of United Engineers & Constructors International, Inc.; and Deputy Chairman of the Third District Federal Reserve Bank in Philadelphia.

(j)	Independent consultant, accounting and auditing regulation, since 1990. Trustee, The MainStay Funds. Former Chief Accountant, U.S. Securities and Exchange Commission; former senior partner and National Director, Accounting and Auditing Professional Practice, Deloitte & Touche LLP. Mr. Sutton was elected Director effective February 5, 2004.

The names of the executive officers of each Registrant, their ages, the positions they hold, and their business experience during the past five years appear below. All officers and directors of the Registrants are elected annually, except members of the Board of Directors of AE, which is a classified board.

Executive Officers of the Registrants

Position and Period of Service

Name	Age	AE	MP	PE	WP	AGC	AE SUPPLY
David C. Benson (a)	51	Vice President (September 2003-present)	Director (December 2003-present)	Director (December 2003-present)	Director (December 2003-present)	Vice President (February 2000-present) Director (September 2003-present)

President

(October 2003-present)

Director

(September 2003-present)

Executive Vice President

(August 2003-October 2003)

Interim Executive

Vice President

(May 2003–August 2003)

Vice President

(November 1999–May 2003)

Paul J. Evanson ( b)	62	Chairman, President, CEO & Director (June 2003-present)	Chairman, CEO & Director (June 2003-present)	Chairman, CEO & Director (June 2003-present)	Chairman, CEO & Director (June 2003-present)	Chairman, CEO & Director (June 2003-present)	Chairman, CEO & Director (June 2003-present)
Thomas R. Gardner (c)	46	Vice President & Controller (November 2003-present)	Controller (November 2003-present)	Controller (November 2003-present)	Controller (November 2003-present)	Vice President & Controller (November 2003-present)	Controller (November 2003-present)
Philip L. Goulding (d)	44	Vice President (November 2003-present)
David B. Hertzog (e)	59	Vice President & General Counsel (September 2003-present)	Vice President (September 2003-present)	Vice President (September 2003-present)	Vice President (September 2003-present)	Vice President (September 2003-present)	Vice President (September 2003-present)
Joseph H. Richardson (f)	54	Vice President (September 2003-present)	President & Director (September 2003-present)	President & Director (September 2003-present)	President & Director (September 2003-present)	Director (December 2003-present)	Director (December 2003-present)
Jeffrey D. Serkes (g)	45	Senior Vice President & CFO (July 2003-present)	Vice President & Director (July 2003-present)	Vice President & Director (July 2003-present)	Vice President & Director (July 2003-present)	Vice President & Director (July 2003-present)	Vice President & Director (July 2003-present)

(a)	Prior to his appointment as President of AE Supply, Mr. Benson was Vice President of AE (September 2003-present), Executive Vice President of AE Supply (August 2003-October 2003), Interim Executive Vice President (May 2003-August 2003), Vice President of AE Supply (November 1999-May 2003), Vice President, AESC (September 1995-present); and Assistant Treasurer, AESC (March 1993-July 1998).

(b)	Prior to his appointment as Chairman, President and CEO of AE, Mr. Evanson was President of Florida Power & Light Company, FPL Group’s principal subsidiary (1995-2003), and a director of FPL Group. Mr. Evanson is a director of Lynch Interactive Corporation.

(c)	Prior to his appointment as Vice President and Controller, Mr. Gardner held various positions at Deloitte & Touche LLP, a professional services firm, since 1997, most recently as a partner.

(d)	Prior to his appointment as Vice President, Mr. Goulding held various positions at L.E.K Consulting since 1997, and led its North American energy practice since 1999.

(e)	Prior to his appointment as Vice President and General Counsel, Mr. Hertzog was a partner with the law firm of Winston & Strawn (1999-July 2003). Prior to that, Mr. Hertzog was managing partner of the law firm of Hertzog, Calamari & Gleason (1976-1999).

(f)	Prior to his appointment as President of Monongahela, Potomac Edison and West Penn, Mr. Richardson served as President of Global Energy Group (March 2002-August 2003) and President and Chief Executive Officer of Florida Power Corporation (April 1997-December 2000). He is a former director of Global Energy Group and Florida Power Corporation.

(g)	Prior to his appointment as Senior Vice President and Chief Financial Officer, Mr. Serkes was President of JDS Opportunities, LLC (May 2002-June 2003). Previously, Mr. Serkes was employed with IBM as Vice President, Finance, Sales and Distribution (June 1999-May 2002), and Vice President and Treasurer (January 1995-May 1999). Mr. Serkes is a director and chair of the Audit Committee and the Compensation Committee of REFAC.

Code of Business Conduct and Ethics

In early 2004, Allegheny adopted a Code of Business Conduct and Ethics for its directors, officers and employees in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which Allegheny is subject. All directors, officers and employees of Allegheny are expected to be familiar with the Code of Business Conduct and Ethics and to adhere to its principles and procedures. The Code of Business Conduct and Ethics is available on AE’s website, www.alleghenyenergy.com, in the Corporate Governance section of the Financial home page. A copy of the Code of Business Conduct and Ethics will be provided free of charge to any stockholder upon request.

Audit Committee Financial Expert

The Board of Directors of AE has determined that one member of its audit committee, Michael H. Sutton, is an audit committee financial expert within the meaning of the SEC’s rules, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Each of the respective Boards of Directors of AE Supply, AGC, Monongahela, Potomac Edison and West Penn (together, the Subsidiary Registrants) has determined that it does not have an audit committee financial expert. However, the Subsidiary Registrants are subsidiaries of AE, which has an audit committee financial expert.

Audit Committees of Listed Issuers

The information required to be provided pursuant to Item 401(i) of Regulation S-K with respect to AE is incorporated by reference to “Committees of the Board of Directors—Audit Committee” from AE’s definitive proxy statement to be filed with the SEC. Monongahela is exempt from the audit committee requirements of Rule 10A-3 under the Exchange Act under paragraph (c) of such Rule, which provides certain exemptions, including an exemption for companies that are consolidated subsidiaries of companies that are subject to such Rule. Monongahela believes that its reliance on an available exemption from the Rule is appropriate given that AE’s audit committee, the members of which meet applicable independence and financial literacy standards, perform an oversight function with respect to certain aspects of AE’s Board of Director’s supervision of AE’s consolidated financial reporting. The remaining Subsidiary Registrants are not listed issuers within the meaning of the SEC’s rules.

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

ITEM 11.    EXECUTIVE COMPENSATION

The compensation arrangements between the Company and Messrs. Evanson, Serkes, Richardson, Hertzog, and Goulding are described under “Agreements with Named Executive Officers” below. The annual compensation paid by the Company and certain of its subsidiaries directly or indirectly to the Chief Executive Officer, each of the four highest paid executive officers of the Company as of December 31, 2003 and to certain other individuals (collectively, the named executive officers) was as follows for 2001, 2002 and 2003:

Summary Compensation Table (a)

AE, Monongahela, Potomac Edison, West Penn, AE Supply, and AGC

Annual Compensation

Name and Principal Position (b)	Year	Salary ($)	Annual Incentive ($) (c)	No. of Options	Long-Term Performance Plan Payout ($) (d)	All Other Compensation ($) (e)
Paul J. Evanson Chairman, President & Chief Executive Officer (f)	2003	467,308	787,500	0	0	6,397,330

Jeffrey D. Serkes Senior Vice President & Chief Financial Officer (g)	2003	230,769	375,000	0	0	325,753

David B. Hertzog Vice President & General Counsel (h)	2003	181,731	262,500	0	0	872,999

Joseph H. Richardson President, Allegheny Power (i)	2003	130,769	92,216	0	0	74,326

Philip L. Goulding Vice President (j)	2003	76,923	82,500	0	0	642,498

Alan J. Noia (Retired) Chairman, President, & Chief Executive Officer (k)	2003 2002 2001	255,385 800,000 700,000	0 0 562,500	0 0 0	0 0 256,636	1,725,910 9,182 11,371

Jay S. Pifer (Retired) Chief Operating Officer (l)	2003 2002 2001	398,906 365,000 285,000	210,000 0 191,300	0 0 0	0 0 98,548	288,548 8,350 7,640

Michael P. Morrell (Retired) Senior Vice President (m)	2003 2002 2001	257,231 380,000 300,000	0 0 170,700	0 0 0	0 0 106,761	92,922 8,492 7,358

(a)	The individuals appearing in this table performed policy-making functions for all registrants in 2003. The compensation shown is for all services in all capacities to AE and its subsidiaries. All salaries, annual incentives, and long-term payouts of these executives are paid by AESC. This table excludes stock options and stock units granted on February 18, 2004, pursuant to the terms or employment agreements as described under “Agreements with Certain Executive Officers.”

(b)	Positions held in 2003. See Item 10. “Directors and Executive Officers of the Registrants—Executive Officers of the Registrants,” for a description of the Registrants’ executive officers.

(c)	Incentive awards are based upon performance in the year in which the figure appears, but are paid in the following year.

(d)	In 1998, the Board of Directors of AE implemented a Long-Term Incentive Plan for senior officers of AE and its subsidiaries, which was approved by the shareholders of AE at the Annual Meeting in May 1998. A sixth cycle (the second three-year performance period of this new Plan) began on January 1, 1999, and ended on December 31, 2001. The figure shown for 2001 represents the dollar value paid in 2002 to each of the named executive officers who participated in Cycle VI. A seventh cycle began on January 1, 2000, and ended on December 31, 2002. There was no payment for Cycle VII, as reflected in the compensation table for 2002. An eighth cycle began on January 1, 2001 and ended on December 31, 2003. There was no payment for Cycle VIII, as reflected in the compensation table for 2003. A ninth cycle began on January 1, 2002, and will end on December 31, 2004. A tenth cycle began on January 1, 2003 and will end on December 31, 2005. After completion of each cycle, awards may be paid in the form of AE’s common stock for Cycle IX and 50 percent cash and 50 percent common stock for Cycle X, if performance criteria have been met.

(e)	The figures in this column include, if applicable, the present value of the executive’s cash value at retirement attributable to that year’s premium payment for life insurance purchased under the Executive Life Insurance Plan. The figures in this column also include the premium paid for the basic group life insurance plan. In addition, amounts in this column include Allegheny’s contribution for the ESOSP. For 2003, the figures shown include amounts representing (1) the life insurance premiums on the Basic Group Life Insurance plan and (2) ESOSP contributions, respectively, as follows: Mr. Evanson, $2,163 and $3,111; Mr. Serkes, $1,854 and $1,962; Mr. Hertzog, $1,669 and $0; Mr. Richardson, $1,236 and $462; Mr. Goulding, $742 and $0; Mr. Noia, $1,854 and $5,231; Mr. Pifer, $1,357 and $6,000; and Mr. Morrell, $1,879 and $6,000.

(f)	Mr. Evanson joined Allegheny on June 16, 2003. The Figure in the All Other Compensation column for 2003 includes an initial make-whole payment of $6,300,000 and $92,056 for relocation expenses.

(g)	Mr. Serkes joined Allegheny on July 7, 2003. The Figure in the All Other Compensation column for 2003 includes an initial make-whole payment of $250,000 and $71,937 for relocation expenses.

(h)	Mr. Hertzog joined Allegheny on July 28, 2003. The Figure in the All Other Compensation column for 2003 includes an initial make-whole payment of $800,000 and $71,330 for relocation expenses.

(i)	Mr. Richardson joined Allegheny on August 25, 2003. The Figure in the All Other Compensation column for 2003 includes $72,628 for relocation expenses.

(j)	Mr. Goulding joined Allegheny on October 13, 2003 as Vice President, Strategic Planning, Allegheny Energy and Chief Commercial Officer, Allegheny Energy Supply. The Figure in the All Other Compensation column for 2003 includes an initial make-whole payment of $600,000 and $41,756 for relocation expenses.

(k)	Mr. Noia retired on May 1, 2003. The Figure in the All Other Compensation column for 2003 includes payout of unused accrued vacation of $265,000, the aggregate of monthly severance payments in accordance with terms of his employment contract of $1,076,923, and $376,902 in reportable earnings resulting from the purchase of a life insurance policy under the Executive Life Insurance Plan (ELIP).

(l)	Mr. Pifer served as Interim President and Chief Executive Officer from April 18, 2003 to June 16, 2003 at which time he was named Chief Operating Officer. Mr. Pifer subsequently retired on December 1, 2003. The Figure in the All Other Compensation column for 2003 includes payout of unused accrued vacation of $177,774, nonpensionable compensation during Mr. Pifer’s assignment as Interim President and Chief Executive Officer of $84,212, and $19,205 in reportable earnings resulting from the purchase of a life insurance policy under the ELIP.

(m)	Mr. Morrell retired on September 1, 2003. The Figure in the All Other Compensation column for 2003 includes payout of unused accrued vacation of $85,043.

Executive Life Insurance Plan

Alan J. Noia, Jay S. Pifer and certain other executive officers are covered under the Executive Life Insurance Plan (ELIP). In 1992, Allegheny purchased split dollar life insurance contracts for participants to meet the obligations under the ELIP. The applicable premium for each covered participant was paid by Allegheny. The contracts were surrendered in July 2003 and the proceeds from each covered participant’s policy were used to purchase individual life insurance contracts according to the provisions of the ELIP. The death benefit under the ELIP is equal to two times the insured’s base salary, excluding bonuses, while the participant is actively employed by Allegheny. Upon retirement, the death benefit remains at two times base salary for 12 months, then decreases 10 percent per year until the earlier of the fifth anniversary of retirement or the insured’s attainment of age 70, at which time the death benefit becomes equal to the insured’s final base salary at the time of retirement. An additional death benefit of $25,000 is provided in lieu of their participation in the Basic Group Life Insurance Plan.

Basic Group Life Insurance Plan

Allegheny provides life insurance to all employees, subject to meeting eligibility requirements, excluding the executive officers covered under the Executive Life Insurance Plan, under a basic group life insurance plan that pays a death benefit equal to the insured’s base salary, excluding bonuses, during employment and $25,000 during retirement.

ESOSP

The ESOSP was established as a non-contributory stock ownership plan for all eligible employees, effective January 1, 1976, and amended in 1984 to include a savings program. All of Allegheny’s employees, subject to meeting eligibility requirements, may elect to participate in the ESOSP. Under the ESOSP, each eligible employee can elect to have from two to twelve percent of his or her compensation contributed to the ESOSP on a pre-tax basis, and an additional one to six percent on a post-tax basis. Participants direct the investment of contributions to specified mutual funds. Fifty percent of pre-tax contributions, up to six percent of an employee’s compensation, is matched by Allegheny with common stock of AE. For 2003, the maximum amount of compensation to be factored into these calculations was $200,000. Pre-tax contributions may be withdrawn only if financial hardship requirements are met or employment is terminated. Since October 25, 2002, employees have not been able to purchase AE common stock under the ESOSP.

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

Allegheny also maintains a SERP for executive officers and other senior managers. All executive officers, except Messrs. Evanson, Serkes and Hertzog are participants in the SERP. An officer will be eligible to receive benefits under the SERP only if he or she has been credited with at least 10 years of service with Allegheny and has reached his or her 55th birthday. Under the SERP, an eligible participant will receive a supplemental retirement benefit equal to his or her Average Compensation multiplied by the sum of: (1) two percent for each year of service up to 25; (2) one percent for each year of service from 25 to 30; and (3) one-half percent for each year of service from 30 to 40, less benefits paid under the Retirement Plan and less two percent for each year that a participant retires prior to his or her 60th birthday. The Plan also provides for use of Average Compensation in excess of the Code maximums.

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

To provide funds to pay these benefits, beginning January 1, 1993, Allegheny purchased insurance policies on the lives of some of the participants in the SERP, including Messrs. Noia, Pifer, and Morrell. The majority of the insurance policies, including those for Messrs. Noia, Pifer, and Morrell, were surrendered at the time of the executives’ retirement and the proceeds were used to purchase individual annuity contracts to secure their accrued benefit under the SERP. Insurance contracts for certain actively employed executives had not matured as of December 31, 2003. The contracts, however, were surrendered with the proceeds from each covered participant’s policy to be used to secure all or a portion of their accrued benefit under the SERP. The portion of the premiums required to be deemed compensation by the SEC for this insurance is included in the All Other Compensation column of the Executive Compensation chart.

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

PENSION PLAN TABLE

	Years of Credited Service
Average Compensation (a)	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$ 200,000	$60,000	$80,000	$100,000	$110,000	$115,000	$120,000
300,000	90,000	120,000	150,000	165,000	172,500	180,000
400,000	120,000	160,000	200,000	220,000	230,000	240,000
500,000	150,000	200,000	250,000	275,000	287,500	300,000
600,000	180,000	240,000	300,000	330,000	345,000	360,000
700,000	210,000	280,000	350,000	385,000	402,500	420,000
800,000	240,000	320,000	400,000	440,000	460,000	480,000
900,000	270,000	360,000	450,000	495,000	517,000	540,000
1,000,000	300,000	400,000	500,000	550,000	575,000	600,000
1,100,000	330,000	440,000	550,000	605,000	632,500	660,000
1,200,000	360,000	480,000	600,000	660,000	690,000	720,000
1,300,000	390,000	520,000	650,000	715,000	747,000	780,000

(a)	The earnings of Messrs. Noia, Pifer and Morrell covered by the plan correspond substantially to such amounts shown for them in the summary compensation table. As of their retirement date, Messrs. Noia, Pifer and Morrell had been credited with 35, 40, and 18 years of service respectively, under the SERP. Under the Retirement Plan and the SERP, based on the survivor option selected prior to retirement by the executive, monthly benefits of $65,683 will be paid to Mr. Noia, $24,405 to Mr. Pifer and $13,454 to Mr. Morrell. As of December 31, 2003, neither Mr. Richardson nor Mr. Goulding had been credited with any full years of service under the Retirement Plan as their hire dates were August 25, 2003 and October 13, 2003, respectively.

Early Retirement Option Program

During August 2002, and subsequently in March and April 2003, AE offered a voluntary ERO to the named and other executive officers who would be age 50 or older as of October 1, 2003. The ERO provides AE with the right to designate a retirement date for each electing employee. The retirement date may not be prior to June 1, 2003, or after January 1, 2005. Employees who have elected to participate in the ERO may rescind their elections at any time prior to the designated retirement effective date.

The provisions of the ERO are as follows:

1. The 10-year service requirement to receive a benefit under the SERP has been waived.

2. Based on their age at retirement, officers receive from a minimum of three additional years of service up to a maximum of five additional years under the SERP.

3. The early retirement reduction factors under the SERP have been removed.

As of the date of this report, the following executive officers have accepted the ERO and retired: Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Karl V. Pfirrmann and Bruce E. Walenczyk.

In addition, two other current officers elected the ERO: David C. Benson and Regis F. Binder. Their designated retirement dates are January 1, 2005 and April 1, 2004, respectively. As part of the provisions of the ERO, although the Company is bound to allow an executive to retire pursuant to the ERO, until the date designated for his or her retirement, the executive may elect to not retire.

Long-Term Incentive Plan

The Board of Directors and shareholders of AE approved the 1998 Long-Term Incentive Plan (LTIP) to assist Allegheny in attracting and retaining key employees and directors and motivating performance. The LTIP is administered by the Management Compensation and Development Committee (the Committee), which may delegate to an executive officer the power to determine the employees (other than himself or herself) eligible to receive awards. The Committee may from time to time designate key employees and directors to participate in the LTIP for a particular year. The number of shares of AE common stock initially authorized for issuance under the LTIP is 10 million, subject to adjustments for recapitalizations or other changes to AE’s common shares. No participant in the LTIP may be granted more than 600,000 shares (or rights or options in respect of more than 600,000 shares) in any calendar year. For purposes of this limit, shares subject to an award that is to be earned over a period of more than one calendar year will be allocated to the first calendar year in which such shares may be earned. On March 4, 2004, the LTIP was amended to terminate on May 14, 2008.

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

In the event of a change of control of Allegheny (as defined in the LTIP), unless provided to the contrary in the applicable option award agreement, all options outstanding on the date of the change in control will become immediately vested and fully exercisable.

Restricted Share Awards

The Committee may grant shares of common stock on terms, conditions and restrictions as the Committee may determine. Restrictions, terms, and conditions may be based on performance standards, period of service, share ownership, or other criteria. Performance-based awards will be subject to the same performance targets as described under “Performance Awards” below. The terms of restricted stock awards will be set forth in award agreements.

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

In the event of a participant’s retirement during an award period, the participant will not receive a performance award unless otherwise determined by the Committee, in which case the participant will be entitled to a prorated portion of the award. In the event of the death or disability of a participant during an award period, the participant or his or her representative will be entitled to a prorated portion of the performance award. A participant will not be entitled to a performance award if his or her employment terminates prior to the conclusion of an award period, provided that the Committee may determine in its discretion to pay performance awards, including full (i.e., non-prorated) awards, to any participant whose employment is terminated. In the event of a change of control of Allegheny, all performance awards for all award periods will immediately become payable to all participants and will be paid within 30 days after the change in control.

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

ALLEGHENY ENERGY, INC. LONG-TERM INCENTIVE PLAN

SHARES AWARDED IN 2003 (CYCLE X)

			Estimated Future Payout
	Number of Shares	Performance Period Until Payout	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
Alan J. Noia*	198,413	2003 - 2005	99,206	198,413	396,826

Chief Executive Officer

Jay S. Pifer*	69,444	2003 - 2005	34,722	69,444	138,888

Chief Operating Officer

Michael P. Morrell*

Senior Vice President	72,751	2003 - 2005	36,375	72,751	145,502

*	Messrs. Noia, Pifer and Morrell retired in 2003. Under the LTIP, the Management Compensation and Development Committee (the Committee) of AE’s Board of Directors may authorize payment of prorated or full awards to retired LTIP participants. As of the date of this report, the Committee has not taken action in this regard.

The named executives were awarded the above number of performance shares for Cycle X under the LTIP. Such number of shares is only a target. Each executive’s 2003-2005 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of AE common stock, based on the price of such stock on December 31, 2002. The plan provides that at the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of AE common stock on December 31, 2005, and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies, or otherwise leaves the employment of Allegheny prior to the end of the three-year period, the executive may nevertheless receive an award based on the number of months worked during the period. The final value of an executive’s account, if any, will be paid in the form of 50% cash and 50% AE common stock to the executive in early 2006.

The actual payout of an executive’s award may range from zero to 200 percent of the target amount before dividend reinvestment. The payout is based upon stockholder performance versus the peer group. Target performance is defined as AE achieving a three-year total shareholder return that is twice that of the peer group. Achievement of less than one times the performance of the peer group results in zero payout. Achievement of between one times and four times the performance of the peer group results in payouts ranging from 50% of target to 200% of target.

Incentive Plans and Awards

Allegheny has previously established annual incentive plans (the short-term incentive plans) for the purpose of attracting and retaining quality managerial talent and to reward attainment of performance goals. Under these plans, the Management Compensation and Development Committee of AE’s Board of Directors determines award levels, based upon the recommendation of the Chief Executive Officer and subject to full Board approval. The short-term incentive plan for 2003 was terminated by the Board in December 2003 and no awards were granted.

Certain executive officers were granted awards for 2003 under the provisions of their employment agreements. The awards are disclosed in the Executive Compensation Table.

For 2004, a new short-term incentive plan will be implemented, subject to stockholder approval, for the named executive officers, other executive officers, and certain key employees.

Agreements with Certain Executive Officers

Change In Control Contracts

Prior to 2003, AE was party to change in control contracts with certain named executive and other executive officers. AE terminated all such prior change in control contracts effective December 31, 2003. In 2003, AE entered into employment agreements, as discussed below, with the newly appointed named executive officers of AE. These employment agreements contain change in control provisions which are discussed in more detail below. In 2003, AE also entered into change in control contracts with certain other executives.

Employment Agreement with Paul J. Evanson

Paul J. Evanson’s employment agreement with AE and AESC has a five-year term that began on June 16, 2003. The agreement provides for a base salary of $900,000, subject to inflation adjustment. Mr. Evanson will be eligible to receive annual incentive compensation under AE’s Annual Incentive Plan, with a target bonus opportunity of 100 percent of base salary and a maximum bonus opportunity of 200 percent of base salary. In lieu of benefits under the SERP, Mr. Evanson will accrue a lump sum cash payment of $66,667 for each month employed, to be paid on termination of employment.

Pursuant to the agreement, on February 18, 2004, Mr. Evanson received a grant of options to purchase 1,500,000 shares of AE’s common stock under the LTIP, and 2,049,439 stock units under the provisions of the agreement providing for stock unit grants based in part on AE’s stock price as of specified dates. The agreement was amended as of February 18, 2004 to delay the grant date of the stock options from January 2, 2004 until February 18, 2004, which was five business days after receipt of SEC confirmation as to the issuance of such grants. The stock units also were issued on February 18, 2004. One-fifth of the options and units are scheduled to vest on each June 9 from 2004 through 2008, provided Mr. Evanson remains employed by AE on each vesting date. The units will be payable on each vesting date in cash or stock. Upon the occurrence of a change in control of AE, or termination without cause or due to death or disability, all unvested options and stock units will immediately vest.

If Mr. Evanson is terminated without cause (as defined in the agreement) or if Mr. Evanson resigns for good reason (as defined in the agreement) or following certain change in control events, AE will pay to Mr. Evanson a cash severance payment equal to three times the sum of his base salary and target bonus amount, his target bonus prorated for that year, and a cash payment of $4,000,000.

Mr. Evanson has agreed to certain confidentiality, non-competition, and non-solicitation covenants. The agreement provides that Mr. Evanson will be indemnified against costs and liabilities arising from legal proceedings brought against him in relation to his employment, and entitles him to gross-up payments in the event his compensation is subject to excise tax.

Employment Agreement with Jeffrey D. Serkes

Jeffrey D. Serkes’ employment agreement with AE and AESC has a three-year term that began on July 7, 2003. The agreement provides for a base salary of $500,000. Mr. Serkes will be eligible to receive annual incentive compensation under AE’s Annual Incentive Plan, with a target bonus opportunity of 100 percent of base salary and a maximum bonus opportunity of 200 percent of base salary. In lieu of benefits under the SERP, Mr. Serkes will accrue a lump sum cash payment of $41,667 for each month employed, to be paid at age 55 or earlier if specified events occur.

Pursuant to the agreement, on February 18, 2004, Mr. Serkes received a grant of options to purchase 550,000 shares of AE’s common stock under the LTIP, and 714,795 stock units under the provisions of the agreement providing for stock unit grants based in part on AE’s stock price as of specified dates. The agreement was amended as of February 18, 2004 to delay the grant date of the stock options from January 2, 2004 until

February 18, 2004, which was five business days after receipt of SEC confirmation as to the issuance of such grants. The stock units also were issued on February 18, 2004. One-third of the options and units are scheduled to vest on each July 3 from 2004 through 2006, provided Mr. Serkes remains employed by AE on each vesting date. The units will be payable on each vesting date in cash or stock. Upon the occurrence of a change in control of AE, or termination without cause or due to death or disability, all unvested options and stock units will immediately vest.

If Mr. Serkes is terminated without cause (as defined in the agreement) or if Mr. Serkes resigns for good reason (as defined in the agreement) or following certain change in control events, AE will pay to Mr. Serkes a cash severance payment up to three times the sum of his base salary and target bonus amount, his target bonus prorated for that year, and a cash payment equal to the greater of $1,500,000 and his accrued pension benefit.

Mr. Serkes has agreed to certain confidentiality, non-competition, and non-solicitation covenants. The agreement provides that Mr. Serkes will be indemnified against costs and liabilities arising from legal proceedings brought against him in relation to his employment, and entitles him to gross-up payments in the event his compensation is subject to excise tax.

Employment Agreement with David B. Hertzog

David B. Hertzog’s employment agreement with AE and AESC has a five-year term that began on July 28, 2003. The agreement provides for a base salary of $450,000. Mr. Hertzog will be eligible to receive an annual incentive bonus with a target bonus opportunity of 77.78 percent of base salary and a maximum bonus opportunity of 155.56 percent of base salary. In lieu of benefits under the SERP, Mr. Hertzog will accrue a lump sum cash payment of $20,833.33 for each month employed, to be paid on termination of employment.

Pursuant to the agreement, on February 18, 2004, Mr. Hertzog received a grant of options to purchase 300,000 shares of AE’s common stock under the LTIP, and 389,888 stock units under the provisions of the agreement providing for stock unit grants based in part on AE’s stock price as of specified dates. The agreement was amended as of February 18, 2004 to delay the grant date of the stock options from January 2, 2004 until February 18, 2004, which was five business days after receipt of SEC confirmation as to the issuance of such grants. The stock units also were issued on February 18, 2004. One-fifth of the options and units are scheduled to vest on each July 18 from 2004 through 2008, provided Mr. Hertzog remains employed by AE on each vesting date. The units will be payable on each vesting date in cash or stock. Upon the occurrence of a change in control of AE, or termination without cause or due to death or disability, all unvested options and stock units will immediately vest.

If Mr. Hertzog is terminated without cause (as defined in the agreement) or if Mr. Hertzog resigns for good reason (as defined in the agreement) or following certain change in control events, AE will pay to Mr. Hertzog a cash severance payment up to three times the sum of his base salary and target bonus amount, his target bonus prorated for that year, and a cash payment equal to the greater of $1,250,000 and his accrued pension benefit.

Mr. Hertzog has agreed to certain confidentiality, non-competition, and non-solicitation covenants. The agreement provides that Mr. Hertzog will be indemnified against costs and liabilities arising from legal proceedings brought against him in relation to his employment, and entitles him to gross-up payments in the event his compensation is subject to excise tax.

Employment Agreement with Joseph H. Richardson

Joseph H. Richardson’s employment agreement with AE and AESC has a three-year term that began on August 25, 2003, subject to successive one-year renewals. The agreement provides for a base salary of $400,000. Mr. Richardson will be eligible to receive an annual incentive bonus with a target bonus opportunity of 50 percent of base salary and a maximum bonus opportunity of 100 percent of base salary. Mr. Richardson will be eligible to participate in the SERP.

Pursuant to the agreement, on February 18, 2004, Mr. Richardson received a grant of options to purchase 200,000 shares of AE’s common stock under the LTIP, and 109,926 stock units under the provisions of the agreement providing for stock unit grants based in part on AE’s stock price as of specified dates. The agreement was amended as of February 18, 2004 to delay the grant date of the stock options from January 2, 2004 until February 18, 2004, which was five business days after receipt of SEC confirmation as to the issuance of such grants. The stock units also were issued on February 18, 2004. One-fifth of the options and units are scheduled to vest on each August 25 from 2004 through 2008, provided Mr. Richardson remains employed by AE on each vesting date. The units will be payable on each vesting date in cash or stock. Upon the occurrence of a change in control of AE, or termination without cause or due to death or disability, all unvested options and stock units will immediately vest.

If Mr. Richardson is terminated without cause or if, following certain change in control events, Mr. Richardson resigns for good reason (as defined in the agreement), AE will pay to Mr. Richardson a cash severance payment up to three times the sum of his base salary and target bonus amount, his target bonus prorated for that year, and will credit Mr. Richardson for additional specified years for purposes of determining benefits under the SERP.

Mr. Richardson has agreed to certain confidentiality, non-competition, and non-solicitation covenants. The agreement provides that Mr. Richardson will be indemnified against costs and liabilities arising from legal proceedings brought against him in relation to his employment, and entitles him to gross-up payments in the event his compensation is subject to excise tax.

Employment Agreement with Philip L. Goulding

Philip L. Goulding’s employment agreement with AE and AESC has a five-year term that began on October 13, 2003. The agreement provides for a base salary of $400,000. Mr. Goulding will be eligible to receive an annual incentive bonus, with a target bonus opportunity of 75 percent of base salary and a maximum bonus opportunity of 150 percent of base salary. Mr. Goulding will be eligible to participate in the SERP.

Pursuant to the agreement, on February 18, 2004, Mr. Goulding received a grant of options to purchase 746,403 shares of AE’s common stock under the LTIP, and 150,000 stock units under the provisions of the agreement providing for stock unit grants based in part on AE’s stock price as of specified dates. One-fifth of the options and units are scheduled to vest on each October 13 from 2004 through 2008, provided Mr. Goulding remains employed by AE on each vesting date. The units will be payable on each vesting date in cash or stock. Upon the occurrence of a change in control of AE, or termination without cause or due to death or disability, all unvested options and stock units will immediately vest.

If Mr. Goulding is terminated without cause (as defined in the agreement), or is required to relocate, or if, following certain change in control events, Mr. Goulding resigns for good reason (as defined in the agreement), AE will pay to Mr. Goulding a cash severance payment up to three times the sum of his base salary and target bonus amount, his target bonus prorated for that year, and will credit Mr. Goulding for additional specified years for the purpose of determining benefits under the SERP.

Mr. Goulding has agreed to certain confidentiality, non-competition, and non-solicitation covenants. The agreement provides that Mr. Goulding will be indemnified against costs and liabilities arising from legal proceedings brought against him in relation to his employment, and entitles him to gross-up payments in the event his compensation is subject to excise tax.

Other Named Executive Officer Employment Contracts

In 2003, AE entered into employment agreements, as discussed above, with the newly appointed named executive officers of AE. Prior to entering into these employment agreements, AE had been party to employment agreements with certain other named executive officers and other executive officers. AE terminated all such prior employment agreements effective December 31, 2003.

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

Jay S. Pifer.    Mr. Pifer was also provided with an enhanced benefit under the SERP. His SERP benefit was based on his highest one-year earnings, including base compensation and annual incentive payments received prior to retirement.

Michael P. Morrell.    Mr. Morrell elected to retire under the ERO effective September 1, 2003. Under the terms of the ERO, Mr. Morrell was credited with three additional years of service under the SERP. Mr. Morrell also entered into an agreement with the Company under which the Company agreed to waive the requirement that Mr. Morrell serve ten years with the Company in order to be credited with eight additional years of service for purposes of the SERP. Mr. Morrell’s retirement under the agreement caused the termination of his Employment Agreement and Change in Control Contract with the Company. The agreement also subjects Mr. Morrell to certain confidentiality, non-competition and non-solicitation covenants. Mr. Morrell has agreed to cooperate with the Company with respect to ongoing or future litigation and proceedings.

Compensation Committee Interlocks and Insider Participation

The members of AE’s Management Compensation and Development Committee for the fiscal year ended December 31, 2003 were: Frank A. Metz, Jr. (Chair), Cyrus F. Freidheim, Jr., H. Furlong Baldwin and Gunnar E. Sarsten. There were no interlocking directorships, and there was no insider participation on this Committee during the fiscal year ended December 31, 2003.

Compensation of Directors

In 2003, directors who were not officers or employees (outside directors) received for all services to AE (a) $22,000 in retainer fees, (b) $1,000 for each Board meeting attended, and (c) $1,000 for each committee meeting attended, except for the members of the Audit Committee who received $1,200 for each meeting of the Audit Committee attended. The Chair of each committee, other than the Executive Committee, received an additional fee of $4,000 per year. The Chair of the Audit Committee received an additional fee of $8,000 per year. In addition to the foregoing compensation, the outside directors of AE, in 2003, each received an annual retainer of $12,000 in shares of AE common stock.

In 2003, certain directors were eligible for and received deferred stock units under the Deferred Stock Unit Plan for Outside Directors (“Plan”). The Plan provided for a lump sum payment (payable at the director’s election in one or more installments, including interest thereon equivalent to the dividend yield) to directors calculated by reference to the price of the common stock. Three hundred seventy-five deferred stock units were credited on June 1, 2003 to the following individuals who were then serving as directors: Eleanor Baum, Lewis B. Campbell, James J. Hoecker, Wendell F. Holland, Ted J. Kleisner, Frank A. Metz, Jr., Steven H. Rice, and Gunnar E. Sarsten. The Plan was terminated on November 14, 2003, and a lump sum amount in lieu of benefits under the Plan was determined for each director to whom stock units were allocated and unpaid under the Plan. The lump sum was determined according to the number of stock units that had been allocated to each director under the Plan multiplied by the price of the common stock. The lump sum amounts determined pursuant to the terms by which the Plan was terminated were as follows: Eleanor Baum, $66,749; Lewis B. Campbell, $16,431; James J. Hoecker, $11,012; Wendell F. Holland, $36,623; Ted J. Kleisner, $12,410; Edward H. Malone, $37,469; Frank A. Metz, Jr., $70,340; Steven H. Rice, $50,813; and Gunnar E. Sarsten, $62,687. The stated amounts were paid to Messrs. Campbell, Hoecker, Holland, and Malone, respectively. For the remaining individuals named above, the amounts stated are payable, with accumulated interest, upon the termination of their service as a director.

Effective January 1, 2004, AE outside directors will receive for all services (a) $25,000 in retainer fees, (b) $1,250 for each Board meeting attended, and (c) $1,250 for each committee meeting attended, except for members of the Audit Committee who receive $1,500 for each meeting of the Audit Committee attended. The Chair of the Audit Committee will receive an additional fee of $12,500 per year and the Chairs of the Finance, Management Compensation and Development, and Nominating and Governance Committees will receive an additional fee of $8,000 per year. In addition, subject to the approval by stockholders at the 2004 Annual Meeting of AE’s proposal to adopt a director equity compensation plan, the outside directors will receive 800 shares of AE common stock per each fiscal quarter in 2004.

Under an unfunded deferred compensation plan, an outside director may elect to defer receipt of all or part of his or her director’s fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments or in a lump sum.

Board Compensation Committee Report on Executive Compensation and Performance Graph

Information responsive to Items 402(k) and 402(l) of Regulation S-K is incorporated by reference to AE’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the number of shares of AE common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of AE, Monongahela, Potomac Edison, West Penn, AGC and AE Supply and by all directors and executive officers of each such company as a group as of March 8, 2004. To the best of AE’s knowledge, there is no person who is a beneficial owner of more than five percent of the voting securities of AE.

Name	Common Stock(a)		of Class
Paul J. Evanson	355		.05% or less
H. Furlong Baldwin	0		.05% or less
Eleanor Baum	29,260		.05% or less
Cyrus F. Freidheim, Jr	0		.05% or less
Julia L. Johnson	0		.05% or less
Ted J. Kleisner	2,173		.05% or less
Steven H. Rice	30,945		.05% or less
Gunnar E. Sarsten	33,260		.05% or less
Michael H. Sutton	0		.05% or less
Jeffrey D. Serkes	155		.05% or less
David B. Hertzog	0		.05% or less
Joseph H. Richardson	36		.05% or less
Philip L. Goulding	0		.05% or less
David C. Benson	46,316		.05% or less
Thomas R. Gardner	0		.05% or less
Alan J. Noia(b)	343,330		.3% or less
Jay S. Pifer(c)	152,748		.2% or less
Michael P. Morrell(d)	120,544		.1% or less
All current directors and executive officers of the Company as a group (15 persons)	142,500	(e)	.2% or less

(a)	Options exercisable within 60 days of March 8, 2004 are included in the respective totals for each of the following named individuals: Eleanor Baum—23,000; David C. Benson—41,000; Michael P. Morrell—95,833; Alan J. Noia—270,560; Jay S. Pifer—116,000; Steven H. Rice—23,000; and Gunnar E. Sarsten—23,000.

Amounts shown exclude options granted on February 18, 2004, one fifth of which will vest annually from 2004-2008, except as noted below, pursuant to the terms of employment agreements as described above under “Agreements with Certain Executive Officers.” The amounts and annual vesting dates of such options are as follows: Paul J. Evanson—1,500,000 (June 9); Jeffrey D. Serkes—550,000 (one-third vesting annually on each July 3 from 2004-2006); David B. Hertzog—300,000 (July 18); Joseph H. Richardson—200,000 (August 25); and Philip L. Goulding—746,403 (October 13).

Amounts shown also exclude stock units granted on February 18, 2004 and vesting annually through 2008, except as noted below, under the above-referenced employment agreements. The amounts of such stock units are as follows: Paul J. Evanson—2,049,439; Jeffrey D. Serkes—714,795 (vesting annually through 2006); David B. Hertzog—389,888; Joseph H. Richardson—109,926; and Philip L. Goulding—150,000.

(b)	Mr. Noia served as Chairman, President and Chief Executive Officer of AE until April 18, 2003. Mr. Noia retired effective May 1, 2003.

(c)	Mr. Pifer served as Interim President and Chief Executive Officer of AE from April 18, 2003 through June 15, 2003. Mr. Pifer retired effective December 1, 2003.

(d)	Mr. Morrell served as Senior Vice President of AE until his retirement effective September 1, 2003.

(e)	Includes options exercisable within 60 days of March 8, 2004 for Dr. Baum and Messrs. Benson, Rice and Sarsten, as described in the first paragraph of note (a).

Allegheny Equity Compensation Plan Information

The table below shows information as of December 31, 2003 related to the number of shares of AE common stock to be issued upon exercise of outstanding options and the number of securities remaining available for future issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.[1]	1,646,377	$34.88	8,060,616
Equity compensation plans not approved by security holders.[2]	n/a	n/a	982,197
Total	1,646,377	$34.88	9,042,813

[1]	The Long Term Incentive Plan (LTIP). See “Item 11. Executive Compensation—Long-Term Incentive Plan,” for a description of this Plan.
[2]	The short-term incentive plans. See “Item 11. Executive Compensation—Incentive Plan and Awards,” for a description of these plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2002 and 2003, the law firm Swidler Berlin Shereff Friedman, LLP performed legal services for AE and its subsidiaries. James J. Hoecker, who resigned as Director of AE effective October 13, 2003, is a partner at Swidler Berlin Shereff Friedman, LLP.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

Set forth below are fees paid to PricewaterhouseCoopers LLP (PwC) in respect of audit and audit-related services, and for tax services and other services, rendered in 2002 and 2003. In 2003, the only services provided by PwC were audit and audit-related services. All services provided to Allegheny by PwC require the prior review and approval of AE’s Audit Committee.

Audit Fees

Fees and expenses for the audit of the 2003 financial statements and quarterly reviews were $3,976,400 including $2,385,000 paid in 2004. Fees and expenses for the audit of the 2002 financial statements and quarterly reviews were $8,861,865 including $5,032,589 paid in 2003.

Audit-Related Fees

Fees and expenses for audit-related services were $60,420 for 2003 and $211,287 for 2002 ($8,500 of which was paid in 2004). These services include assurance and other additional services related to the audit of the Company’s financial statements and quarterly reviews.

Tax Fees

There were no fees and expenses for tax advisory, planning and compliance services for 2003. Fees and expenses for tax advisory, planning and compliance services were $146,577 for 2002.

All Other Fees

There were no fees and expenses for other services for 2003. Aggregate fees and expenses for all other services rendered by PwC were $1,928,903 for 2002. These services included, among other things, consulting and actuarial services. Of this amount, $1,855,947 for 2002 represents fees and expenses for work done by PwC’s management consulting services unit on Allegheny’s financial system design and implementation project to replace the general ledger system. The system was successfully implemented on schedule during the first quarter of 2002. PwC had been chosen by Allegheny following review of proposals from seven firms, evaluation of references and consideration of consulting team members’ depth of knowledge and experience relative to the project requirements. Allegheny made all project-related management and operating decisions on this project. While Allegheny believes provision of these consulting services worked satisfactorily, it determined in 2002 that it will no longer use PwC for financial system design and implementation projects.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2)	The financial statements and financial statement schedules filed as part of this Report are set forth under Item 8. Reference is made to the index on page 128.

(b)(1)	The following companies filed or furnished reports on Form 8-K during the quarter ended December 31, 2003:

(i) AE, Inc. on October 3, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Vice President, Strategic Planning of AE, Inc., and Chief Commercial Officer of AE Supply;

(ii) AE, Inc. on October 14, 2003, Items 7 and 9, attaching Press Release regarding announcement for certain changes in, and nominations for AE, Inc.’s Board of Directors and the filing of AE, Inc.’s proxy statement for annual meeting to be held on November 14, 2003;

(iii) AE, Inc. on October 24, 2003, Items 7 and 9, attaching presentation to be made at the 38th Edison Electric Institute conference on October 26-29, 2003; and

(iv) AE, Inc. on December 19, 2003, Item 12, attaching Press Release announcing its financial results for the first and second quarters of 2003.

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

Date:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated.

	Signature	Title	Date
(i)	Principal Executive Officer:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	Chairman, President, Chief Executive Officer, and Director	3/11/04

(ii)	Principal Financial Officer:

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	Senior Vice President and Chief Financial Officer	3/11/04

(iii)	Principal Accounting Officer:

	/s/ THOMAS R. GARDNER (Thomas R. Gardner)	Vice President and Controller	3/11/04

(iv)	Directors:

	/s/ H. FURLONG BALDWIN (H. Furlong Baldwin)	/s/ TED J. KLEISNER (Ted J. Kleisner)

	/s/ ELEANOR BAUM (Eleanor Baum)	/s/ STEVEN H. RICE (Steven H. Rice)

	/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ GUNNAR E. SARSTEN (Gunnar E. Sarsten)	3/11/04

	/s/ CYRUS F. FREIDHEIM, JR. (Cyrus F. Freidheim, Jr.)	/s/ MICHAEL H. SUTTON (Michael H. Sutton)

/s/ JULIA L. JOHNSON (Julia L. Johnson)

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

Date:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date
(i)	Principal Executive Officer:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	Chairman, Chief Executive Officer, and Director	3/11/04

(ii)	Principal Financial Officer:

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	Vice President and Director	3/11/04

(iii)	Principal Accounting Officer:

	/s/ THOMAS R. GARDNER (Thomas R. Gardner)	Controller	3/11/04

(iv)	Directors:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ DAVID C. BENSON (David C. Benson)

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)	3/11/04

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

Date:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i)	Principal Executive Officer:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	Chairman, Chief Executive Officer, and Director	3/11/04

(ii)	Principal Financial Officer:

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	Vice President and Director	3/11/04

(iii)	Principal Accounting Officer:

	/s/ THOMAS R. GARDNER (Thomas R. Gardner)	Controller	3/11/04

(iv)	Directors:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ DAVID C. BENSON (David C. Benson)

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)	3/11/04

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

Date:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date
(i)	Principal Executive Officer:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	Chairman, Chief Executive Officer, and Director	3/11/04

(ii)	Principal Financial Officer:

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	Vice President and Director	3/11/04

(iii)	Principal Accounting Officer:

	/s/ THOMAS R. GARDNER (Thomas R. Gardner)	Controller	3/11/04

(iv)	Directors:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ DAVID C. BENSON (David C. Benson)

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)	3/11/04

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALLEGHENY GENERATING COMPANY

By:	/s/ PAUL J. EVANSON
(Paul J. Evanson, Chairman and Chief Executive Officer)

Date:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date
(i)	Principal Executive Officer:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	Chairman, Chief Executive Officer, and Director	3/11/04

(ii)	Principal Financial Officer:

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	Vice President and Director	3/11/04

(iii)	Principal Accounting Officer:

	/s/ THOMAS R. GARDNER (Thomas R. Gardner)	Vice President and Controller	3/11/04

(iv)	Directors:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ DAVID C. BENSON (David C. Benson)

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)	3/11/04

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC

By:	/s/ DAVID C. BENSON
(David C. Benson, President)

Date:   March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated. The signature of each of the undersigned company shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date
(i)	Principal Executive Officer:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	Chairman, Chief Executive Officer, and Director	3/11/04

(ii)	Principal Financial Officer:

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	Vice President and Director	3/11/04

(iii)	Principal Accounting Officer:

	/s/ THOMAS R. GARDNER (Thomas R. Gardner)	Controller	3/11/04

(iv)	Directors:

	/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ DAVID C. BENSON (David C. Benson)

	/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)	/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)	3/11/04

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in Allegheny Energy, Inc.’s Registration Statements on Form S-3 (Nos. 33-36716, 33-57027, 33-49791, 333-41638, 333-49086, 333-56786; and 333-82176); Allegheny Energy, Inc.’s Registration Statements on Form S-8 (Nos. 333-65657, 333-31610 and 333-40432); Monongahela Power Company’s Registration Statements on Form S-3 (Nos. 333-31493, 33-51301, 33-56262, 33-59131 and 333-38484); The Potomac Edison Company’s Registration Statements on Form S-3 (Nos. 333-33413, 33-51305 and 33-59493); West Penn Power Company’s Registration Statements on Form S-3 (Nos. 333-34511, 33-51303, 33-56997, 33-52862, 33-56260 and 33-59133); and Allegheny Energy Supply Company, LLC’s Registration Statement on Form S-4/A (No. 333-72498) of our reports dated March 10, 2004, relating to the financial statements and financial statement schedules, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 10, 2004

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Energy, Inc., a Maryland corporation, do hereby constitute and appoint DAVID B. HERTZOG and ROBERT T. VOGLER, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the annual report on Form 10-K for the year ended December 31, 2003, under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated:  March 11, 2004

/s/ H. FURLONG BALDWIN (H. Furlong Baldwin)	/s/ TED J. KLEISNER (Ted J. Kleisner)

/s/ ELEANOR BAUM (Eleanor Baum)	/s/ STEVEN H. RICE (Steven H. Rice)

/s/ PAUL J. EVANSON (Paul J. Evanson)	/s/ GUNNAR E. SARSTEN (Gunnar E. Sarsten)

/s/ CYRUS F. FREIDHEIM, JR. (Cyrus F. Freidheim, Jr.)	/s/ MICHAEL H. SUTTON (Michael H. Sutton)

/s/ JULIA L. JOHNSON (Julia L. Johnson)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint DAVID B. HERTZOG and ROBERT T. VOGLER, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the annual report on Form 10-K for the year ended December 31, 2003, under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated:  March 11, 2004

/s/ PAUL J. EVANSON (Paul J. Evanson)

/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)

/s/ DAVID C. BENSON (David C. Benson)

/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Generating Company, a Virginia corporation, do hereby constitute and appoint DAVID B. HERTZOG and ROBERT T. VOGLER, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the annual report on Form 10-K for the year ended December 31, 2003, under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated:  March 11, 2004

/s/ PAUL J. EVANSON (Paul J. Evanson)

/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)

/s/ DAVID C. BENSON (David C. Benson)

/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Energy Supply Company, LLC, a Delaware limited liability company, do hereby constitute and appoint DAVID B. HERTZOG and ROBERT T. VOGLER, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the annual report on Form 10-K for the year ended December 31, 2003, under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated:  March 11, 2004

/s/ PAUL J. EVANSON (Paul J. Evanson)

/s/ JEFFREY D. SERKES (Jeffrey D. Serkes)

/s/ DAVID C. BENSON (David C. Benson)

/s/ JOSEPH H. RICHARDSON (Joseph H. Richardson)

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy, Inc.

	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended, September 16, 1997	Form 10-K of the Company (1-267), December 31, 1997, exh. 3.1
3.1a	Articles Supplementary, dated July 15, 1999 and filed July 20, 1999	Form 8-K of the Company (1-267), July 20, 1999, exh. 3.1
3.1b	Resolution to Change Principal Office or Resident Agent, effective September 8, 2003	Form 10-K of the Company (1-267), December 31, 2002, exh. 3.1b
3.1c	Articles of Amendment, dated March 18, 2003	Form 10-K of the Company (1-267), December 31, 2002, exh. 3.1c
3.2	By-laws of the Company, as amended November 14, 2003
4.1	Allegheny Energy, Inc. Stockholder Protection Rights Agreement	Form 8-K of the Company (1-267), March 6, 2000, exh. 4
10.1	Directors’ Deferred Compensation Plan	Form 10-K of the Company (1-267), December 31, 1994, exh. 10.1
10.2	Executive Compensation Plan	Form 10-K of the Company (1-267), December 31, 1996, exh. 10.2
10.4	Allegheny Energy Supplemental Executive Retirement Plan	Form 10-K of the Company (1-267), December 31, 1996, exh. 10.4
10.5	Executive Life Insurance Program and Collateral Assignment Agreement	Form 10-K of the Company (1-267), December 31, 1994, exh. 10.5
10.6	Restricted Stock Plan for Outside Directors	Form 10-K of the Company (1-267), December 31, 1998, exh. 10.7
10.7	Deferred Stock Unit Plan for Outside Directors	Form 10-K of the Company (1-267), December 31, 1997, exh. 10.8
10.8	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-267), December 31, 1998, exh. 10.10
10.9	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-267), December 31, 1998, exh. 10.11
10.10	Allegheny Energy, Inc. 1998 Long-Term Incentive Plan	Form S-8 of the Company (1-267), October 14, 1998, exh. 4.1
10.11	Employment Contract of Chief Executive Officer	Form 10-K of the Company (1-267), December 31, 2002, exh. 10.13
10.12	Employment Contract of Chief Financial Officer	Form 10-K of the Company (1-267), December 31, 2002, exh. 10.14
10.13	Employment Contract of Vice President and General Counsel	Form 10-K of the Company (1-267), December 31, 2002, exh. 10.15
10.14	Employment Contract of Vice President	Form 10-K of the Company (1-267), December 31, 2002, exh. 10.16
10.15	Employment Contract of Vice President
10.16	Form of Employment Contract With Certain Executive Officers	Form 10-K of the Company (1-267), December 31, 2001, exh. 10.16
10.17	Amendment to Employment Contract of Chief Executive Officer
10.18	Amendment to Employment Contract of Chief Financial Officer
10.19	Amendment to Employment Contract of Vice President and General Counsel
10.20	Amendment to Employment Contract of Vice President
10.21	Amendment to Employment Contract of Vice President

E-1 (cont’d.)

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy, Inc.

	Documents	Incorporation by Reference
10.22	Intercreditor Agreement, dated as of February 21, 2003, among Citibank, N.A., The Bank of Nova Scotia, Law Debenture Trust Company of New York, Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 10.2
10.23	Indenture, dated as of July 26, 2000, between Allegheny Energy, Inc. and Banc One Trust Company, N.A., as Trustee	Form 8-K of the Company (1-267), filed August 17, 2000, exh. 4.1
10.24	Registration Rights Agreement, dated July 24, 2003, by and among Allegheny Energy, Inc., Allegheny Capital Trust I, Perry Principals, LLC, and additional Purchasers	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 4.1
10.25	Indenture, dated as of July 24, 2003, between Allegheny Energy, Inc. and Wilmington Trust Company, as Trustee	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 4.2
10.26	Amended and Restated Declaration of Trust of Allegheny Capital Trust I among Allegheny Energy, Inc., Wilmington Trust Company, and The Regular Trustees Named Herein	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 4.3
10.27	Subsidiaries’ Indentures described below
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries of AE:

	Name of Company	State of Organization
	Allegheny Energy Service Corporation—100%	Maryland
	Allegheny Ventures, Inc.—100%	Delaware
	Monongahela Power Company—100%	Ohio
	The Potomac Edison Company—100%	Maryland and Virginia
	West Penn Power Company—100%	Pennsylvania
	Allegheny Energy Supply Company, LLC—98.025%	Delaware
	Allegheny Energy Supply Hunlock Creek, LLC—100%	Delaware
	Green Valley Hydro, LLC—100%	Virginia
	Ohio Valley Electric Corporation—12.50%	Ohio
23	Consent of Independent Accountants	See page 324 herein.
24	Powers of Attorney	See page 325 herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Committee of Chief Risk Officers Organizational Independence and Governance Working Group White Paper, dated November 19, 2002	Form 10-K of the Company (1-267), December 31, 2002, exh. 99.1

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy Supply Company, LLC

	Documents	Incorporation by Reference
3.1	Certificate of Formation of Allegheny Energy Supply Company, LLC, dated November 12, 1999	Form S-4 of the Company (333-72498), October 30, 2001, exh. 3.1
3.2	Fifth Amended and Restated Limited Liability Company Agreement of Allegheny Energy Supply Company, LLC, dated September 4, 2003	Form 10-K of the Company (333-72498), December 31, 2002 exh. 3.2
4.1	Registration Rights Agreement, dated March 15, 2001, between Allegheny Energy Supply Company, LLC and Salomon Smith Barney Inc., as representative of the Initial Purchasers	Form S-4 of the Company (333-72498), October 30, 2001, exh. 4.1
4.2	Indenture dated as of March 15, 2001, between Allegheny Energy Supply Company, LLC and Bank One Trust Company, N.A., as Trustee	Form S-4 of the Company (333-72498), October 30, 2001, exh. 4.2
4.3	Indenture, dated as of April 8, 2002, between Allegheny Energy Supply Company, LLC and Bank One Trust Company, N.A., as Trustee	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.5
4.4	First Supplemental Indenture, dated as of April 8, 2002, between Allegheny Energy Supply Company, LLC and Bank One Trust Company, N.A., as Trustee	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.6
4.5	Registration Rights Agreement, dated April 8, 2002, between Allegheny Energy Supply Company, LLC and Bank of America Securities LLC and J. P. Morgan Securities Inc., as representatives of the Initial Purchasers	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.7
4.6	Amended and Restated Indenture, dated as of February 21, 2003, between Allegheny Energy Supply Company, LLC, and Law Debenture Trust Company of New York, as Trustee	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.1
10.1	Power Sales Agreement, dated January 1, 2001, between Allegheny Energy Supply Company, LLC and West Penn Power Company	Form S-4 of the Company (333-72498), October 30, 2001, exh. 10.1
10.2	Services Provision Agreement, dated May 22, 2000, between Allegheny Energy Supply Company, LLC and The Potomac Edison Company	Form S-4 of the Company (333-72498), October 30, 2001, exh. 10.2
10.3	Services Provision Agreement relating to West Virginia rate schedule, effective August 1, 2000, between Allegheny Energy Supply Company, LLC and The Potomac Edison Company	Form S-4 of the Company (333-72498), October 30, 2001, exh. 10.3
10.4	Services Provision Agreement relating to Virginia rate schedule, effective August 1, 2000, between Allegheny Energy Supply Company, LLC and The Potomac Edison Company	Form S-4 of the Company (333-72498), October 30, 2001, exh. 10.4
10.5	Power Sales Agreement, dated June 1, 2001, between Allegheny Energy Supply Company, LLC and Monongahela Power Company	Form S-4 of the Company (333-72498), October 30, 2001, exh. 10.5
10.6	Purchase and Sale Agreement, dated November 13, 2000, by and between Allegheny Energy Supply Company, LLC and Enron North America Corp.	Form S-4 of the Company (333-72498), October 30, 2001, exh. 2.1
10.7	Asset Contribution and Purchase Agreement, dated January 8, 2001, between Merrill Lynch & Co., Inc. and Merrill Lynch Capital Services, Inc., as sellers and Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC and Allegheny Energy Global Markets, LLC, as purchasers	Form S-4 of the Company (333-72498), October 30, 2001, exh. 2.2

E-2 (cont’d.)

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy Supply Company, LLC

	Documents	Incorporation by Reference
10.8	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (333-72498), December 31, 2001, exh. 10.8
10.9	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (333-72498), December 31, 2001, exh. 10.9
10.10	Employment Contract of Chief Executive Officer	Form 10-K of the Company (333-72498), December 31, 2002, exh. 10.3
10.11	Employment Contract of Chief Financial Officer	Form 10-K of the Company (333-72498), December 31, 2002, exh. 10.4
10.12	Employment Contract of Vice President	Form 10-K of the Company (333-72498), December 31, 2002, exh. 10.5
10.13	Form of Employment Contract With Certain Executive Officers	Form 10-K of the Company (333-72498), December 31, 2001, exh. 10.11
10.14	Amendment to Employment Contract of Chief Executive Officer
10.15	Amendment to Employment Contract of Chief Financial Officer
10.16	Amendment to Employment Contract of Vice President
10.17	Global Employment Agreement	Form 10-K of the Company (333-72498), December 31, 2002, exh. 10.14
10.18	Global Employment Agreement, Amendment 1	Form 10-K of the Company (333-72498), December 31, 2002, exh. 10.15
10.19	Global Employment Agreement, Amendment 2	Form 10-K of the Company (333-72498), December 31, 2002, exh. 10.16
10.20	Intercreditor Agreement, dated as of February 21, 2003, among Citibank, N.A., The Bank of Nova Scotia, Law Debenture Trust Company of New York, Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.5

E-2 (cont’d.)

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy Supply Company, LLC

	Documents	Incorporation by Reference
10.21	Waiver, Assumption and Supplemental Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, and Law Debenture Trust Company of New York	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.7
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries of Allegheny Energy Supply Company, LLC
	Name of Company	State of Organization
	Allegheny Generating Company—77.0284%	Virginia
	Allegheny Energy Supply Capital, LLC—100%	Delaware
	Allegheny Energy Supply Conemaugh, LLC—100%	Delaware
	Allegheny Energy Supply Conemaugh Fuels, LLC—100% owned by Allegheny Energy Supply Conemaugh, LLC	Delaware
	Allegheny Energy Supply Gleason Generating Facility, LLC—100%	Delaware
	Allegheny Energy Supply Lincoln Generating Facility, LLC—100%	Delaware
	Allegheny Energy Supply Units 3, 4 & 5, LLC—100%	Delaware
	Allegheny Energy Supply Wheatland Generating Facility, LLC—100%	Delaware
	Lake Acquisition Company, L.L.C. —100%	Delaware
	Allegheny Energy Supply Development Services, LLC—100%	Delaware
	NYC Energy LLC—50% owned by Allegheny Energy Supply Development Services, LLC	Delaware
	Acadia Bay Energy Company, LLC—100%	Delaware
	Buchanan Energy Company of Virginia, LLC—100%	Virginia
	Buchanan Generation, LLC—50% owned by Buchanan Energy of Virginia, LLC	Virginia
	Allegheny Trading Finance Company LLC,—100%	Delaware
23	Consent of Independent Accountants	See page 324 herein.
24	Power of Attorney	See page 328 herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Committee of Chief Risk Officers Organizational Independence and Governance Working Group White Paper, dated November 19, 2002	Form 10-K of the Company (333-72498), December 31, 2002, exh. 99.1

EXHIBIT INDEX

(Rule 601(a))

Monongahela Power Company

	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended	Form 10-Q of the Company (1-5164), September 1995, exh. (a)(3)(i)
3.2	Code of Regulations, as amended April 14, 2003	Form 10-K of the Company (1-5164), December 31, 2002, exh. 3.2
4.1	Indenture, dated as of August 1, 1945, and certain Supplemental Indentures of the Company defining rights of security holders*

S 2-5819, exh. 7(f)

S 2-8881, exh. 7(b)

S 2-10548, exh. 4(b)

S 2-14763, exh. 2(b)(i);

Forms 8-K of the Company (1-268-2) dated July 15, 1992, September 1, 1992, May 23, 1995, and November 14, 1997, and October 2, 2001

4.2	Indenture, dated as of May 15, 1995, between Monongahela Power Company and The Bank of New York, as Trustee	Form 8-K of the Company, filed June 21, 1995, exh. 4(a)
10.1	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-5164), December 31, 1998, exh. 10.1
10.2	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-5164), December 31, 1998, exh. 10.2
10.3	Employment Contract of Chief Executive Officer	Form 10-K of the Company (1-5164), December 31, 2002, exh. 10.3
10.4	Employment Contract of Chief Financial Officer	Form 10-K of the Company (1-5164), December 31, 2002, exh. 10.4
10.5	Employment Contract of President	Form 10-K of the Company (1-5164), December 31, 2002, exh. 10.5
10.6	Employment Contract of Vice President	Form 10-K of the Company (1-5164), December 31, 2002, exh. 10.6
10.7	Form of Employment Contract With Certain Executive Officers	Form 10-K of the Company (1-5164), December 31, 2001, exh. 10.4
10.8	Amendment to Employment Contract of Chief Executive Officer
10.9	Amendment to Employment Contract of Chief Financial Officer
10.10	Amendment to Employment Contract of President
10.11	Amendment to Employment Contract of President
10.12	Amendment to Employment Contract of Vice President
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries of Monongahela

	Name of Company	State of Organization
	Allegheny Generating Company—22.9716%	Virginia
	Allegheny Pittsburgh Coal Company—25%	Pennsylvania
	Mountaineer Gas Company—100%	West Virginia
	Mountaineer Gas Services, Inc.—100% owned by Mountaineer Gas Company	West Virginia
	Universal Coil, LLC—50% owned by Mountaineer Gas Services, Inc.	West Virginia
23	Consent of Independent Accountants	See page 324 herein.
24	Powers of Attorney	See page 326 herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Committee of Chief Risk Officers Organizational Independence and Governance Working Group White Paper, dated November 19, 2002	Form 10-K of the Company (1-5164), December 31, 2002, exh. 99.1

*	There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the SEC on its request with copies of such Supplemental Indentures.

EXHIBIT INDEX

(Rule 601(a))

The Potomac Edison Company

	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended	Form 8-K of the Company (1-3376-2), April 27, 2000
3.2	By-laws of the Company, as amended	Form 10-Q of the Company (1-3376-2), September 1995, exh. (a)(3)(ii)
4.1	Indenture, dated as of October 1, 1944, and certain Supplemental Indentures of the Company defining rights of security holders*	S 2-5473, exh. 7(b); Form S-3, 33-51305, exh. 4(d) Forms 8-K of the Company (1-3376-2) dated December 15, 1992, February 17, 1993, June 22, 1994, May 12, 1995, May 17, 1995 and November 14, 1997.
4.2	Indenture, dated as of May 31, 1995, between The Potomac Edison Company and The Bank of New York, as Trustee	Form 8-K of the Company, filed June 30, 1995, exh. 4(a)
10.1	Form of Change in Control Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-3376-2), December 31, 1998, exh. 10.1
10.2	Form of Change in Control Contract With Certain Executive Officers Over Age 55	Form 10-K of the Company (1-3376-2), December 31, 1998, exh. 10.2
10.3	Employment Contract of Chief Executive Officer	Form 10-K of the Company (1-3376-2), December 31, 2002, exh. 10.3
10.4	Employment Contract of Chief Financial Officer	Form 10-K of the Company (1-3376-2), December 31, 2002, exh. 10.4
10.5	Employment Contract of President	Form 10-K of the Company (1-3376-2), December 31, 2002, exh. 10.5
10.6	Employment Contract of Vice President	Form 10-K of the Company (1-3376-2), December 31, 2002, exh. 10.6
10.7	Form of Employment Contract With Certain Executive Officers	Form 10-K of the Company (1-3376-2), December 31, 2001, exh. 10.4
10.8	Amendment to Employment Contract of Chief Executive Officer
10.9	Amendment to Employment Contract of Chief Financial Officer
10.10	Amendment to Employment Contract of President
10.11	Amendment to Employment Contract of President
10.12	Amendment to Employment Contract of Vice President
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries of Potomac Edison

	Name of Company	State of Organization
	Allegheny Pittsburgh Coal Company—25%	Pennsylvania
	PE Transferring Agent, LLC—100%	Delaware
23	Consent of Independent Accountants	See page 324 herein.
24	Powers of Attorney	See page 326 herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Committee of Chief Risk Officers Organizational Independence and Governance Working Group White Paper, dated November 19, 2002	Form 10-K of the Company (1-3376-2), December 31, 2002 exh. 99.1

*	There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the SEC on its request with copies of such Supplemental Indentures.

EXHIBIT INDEX

(Rule 601(a))

West Penn Power Company

	Documents	Incorporation by Reference
3.1	Charter of the Company, as amended, July 16, 1999	Form 10-Q of the Company (1-255), June 30, 1999, exh. (a)(3) (i)
3.2	By-laws of the Company, as amended	Form 10-Q of the Company (1-255-2), September 1995, exh. (a) (3)(ii)
4	Indenture, dated as of May 15, 1995, between West Penn Power Company and The Bank of New York, as Trustee	Form 8-K of the Company, filed June 15, 1995, exh. 4(a)
10.1	Form of Employment Contract With Certain Executive Officers Under Age 55	Form 10-K of the Company (1-255-2), December 31, 1998, exh. 10.1
10.2	Form of Employment Contract With Certain Executive Officers Over Age 55+	Form 10-K of the Company (1-255-2), December 31, 1998, exh. 10.2
10.3	Employment Contract of Chief Executive Officer	Form 10-K of the Company (1-255-2), December 31, 2002, exh. 10.3
10.4	Employment Contract of Chief Financial Officer	Form 10-K of the Company (1-255-2), December 31, 2002, exh. 10.4
10.5	Employment Contract of President	Form 10-K of the Company (1-255-2), December 31, 2002, exh. 10.5
10.6	Employment Contract of Vice President	Form 10-K of the Company (1-255-2), December 31, 2002, exh. 10.6
10.7	Form of Employment Contract With Certain Executive Officers	Form 10-K of the Company (1-255-2), December 31, 2001, exh. 10.4
10.8	Amendment to Employment Contract of Chief Executive Officer
10.9	Amendment to Employment Contract of Chief Financial Officer
10.10	Amendment to Employment Contract of President
10.11	Amendment to Employment Contract of President
10.12	Amendment to Employment Contract of Vice President
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries of West Penn

	Name of Company	State of Organization
	Allegheny Pittsburgh Coal Company—50%	Pennsylvania
	West Penn Funding Corporation—100%	Delaware
	West Penn Funding LLC—100% owned by West Penn Funding Corporation	Delaware
	West Penn Funding, LLC—West—100% owned by West Penn Funding Corporation	Delaware
	The West Virginia Power & Transmission Company—100%	West Virginia
	West Penn West Virginia Water Power Company—100% owned by The West Virginia Power & Transmission Company	Pennsylvania
	West Penn Transferring Agent, LLC—100%	Pennsylvania
23	Consent of Independent Accountants	See page 324 herein.
24	Powers of Attorney	See page 326 herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Committee of Chief Risk Officers Organizational Independence and Guidance Working Group White Paper, dated November 19, 2002	Form 10-K of the Company (1-255-2), December 31, 2002 exh. 99.1

EXHIBIT INDEX

(Rule 601(a))

Allegheny Generating Company

	Documents	Incorporation by Reference
3.1(a)	Charter of the Company, as amended*
3.1(b)	Certificate of Amendment to Charter, effective July 14, 1989**
3.2	By-laws of the Company, as amended, effective December 23, 1996	Form 10-K of the Company (0-14688), December 31, 1996
4	Indenture, dated as of December 1, 1986, and Supplemental Indenture, dated as of December 15, 1988, of the Company defining rights of security holders***
10.1	APS Power Agreement-Bath County Pumped Storage Project, as amended, dated as of August 14, 1981, among Monongahela Power Company, Allegheny Energy Supply Company, LLC, The Potomac Edison Company and Allegheny Generating Company****
10.2	Amendment No. 8, effective date January 1, 1999, to the APS Power Agreement-Bath County Pumped Storage Project	Form 10-K of the Company (0-14688), December 31, 1998
10.3	Operating Agreement, dated as of June 17, 1981, among Virginia Electric and Power Company, Allegheny Generating Company, Monongahela Power Company, Allegheny Energy Supply Company, LLC and The Potomac Edison Company****
10.4	Equity Agreement, dated June 17, 1981, between and among Allegheny Generating Company, Monongahela Power Company, Allegheny Energy Supply Company, LLC, and The Potomac Edison Company****
10.5	United States of America Before The Federal Energy Regulatory Commission, Allegheny Generating Company, Docket No. ER84-504-000, Settlement Agreement effective October 1, 1985****
10.6	Employment Contract of Chief Executive Officer	Form 10-K of AE (333-72498), December 31, 2002, exh. 10.3
10.7	Employment Contract of Chief Financial Officer	Form 10-K of AE (333-72498), December 31, 2002, exh. 10.4
10.8	Employment Contract of Vice President	Form 10-K of AE (333-72498), December 31, 2002, exh. 10.5
10.9	Form of Employment Contract With Certain Executive Officers	Form 10-K of AE (333-72498), December 31, 2001, exh. 10.11
10.10	Amendment to Employment Contract of Chief Executive Officer
10.11	Amendment to Employment Contract of Chief Financial Officer
10.12	Amendment to Employment Contract of Vice President
12	Computation of ratio of earnings to fixed charges
23	Consent of Independent Accountants	See page 324 herein.
24	Powers of Attorney	See page 327 herein.

E-6 (cont’d.)

EXHIBIT INDEX

(Rule 601(a))

Allegheny Generating Company

	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Committee of Chief Risk Officers Organizational Independence and Governance Working Group White Paper, dated November 19, 2002	Form 10-K of the Company (0-14688), December 31, 2002 exh. 99.1

*	Incorporated by reference to the designated exhibit to AGC’s registration statement on Form 10, File No. 0-14688.
**	Incorporated by reference to Form 10-Q of the Company (0-14688) for June 1989, exh. (a).
***	Incorporated by reference to Forms 8-K of the Company (0-14688) for December 1986, exh. 4(A), and December 1988, exh. 4.1.
****	Incorporated by reference to Form 10-Q of the Company (0-14688) for June 1989, exh. (a).