Form 10-Q
period 2004-03-31
ALLEGHENY ENERGY INC
filed 2004-05-10
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number	Name of Registrant State of Incorporation Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-267	ALLEGHENY ENERGY, INC. (A Maryland Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5531602

333-72498	ALLEGHENY ENERGY SUPPLY COMPANY, LLC (A Delaware Limited Liability Company) 4350 Northern Pike Monroeville, Pennsylvania 15146-2841 Telephone (412) 858-1600	23-3020481

1-5164	MONONGAHELA POWER COMPANY (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392

1-3376-2	THE POTOMAC EDISON COMPANY (A Maryland and Virginia Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5323955

1-255-2	WEST PENN POWER COMPANY (A Pennsylvania Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5480882

0-14688	ALLEGHENY GENERATING COMPANY (A Virginia Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-3079675

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

Number of shares outstanding of each class of common stock as of April 30, 2004:

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

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Allegheny Energy, Inc.:
Consolidated Statements of Operations for the Three Months
Ended March 31, 2004 and 2003	6
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2004 and 2003	7
Consolidated Balance Sheets as of March 31, 2004 and
December 31, 2003	8-9

Allegheny Energy Supply Company, LLC:
Consolidated Statements of Operations for the Three Months
Ended March 31, 2004 and 2003	10
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2004 and 2003	11
Consolidated Balance Sheets as of March 31, 2004 and
December 31, 2003	12-13

Monongahela Power Company:
Consolidated Statements of Operations for the Three Months
Ended March 31, 2004 and 2003	14
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2004 and 2003	15
Consolidated Balance Sheets as of March 31, 2004 and
December 31, 2003	16-17

The Potomac Edison Company:
Consolidated Statements of Operations for the Three Months
Ended March 31, 2004 and 2003	18
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2004 and 2003	19
Consolidated Balance Sheets as of March 31, 2004 and
December 31, 2003	20-21

West Penn Power Company:
Consolidated Statements of Operations for the Three Months
Ended March 31, 2004 and 2003	22
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2004 and 2003	23
Consolidated Balance Sheets as of March 31, 2004 and
December 31, 2003	24-25

Allegheny Generating Company:
Statements of Operations for the Three Months Ended
March 31, 2004 and 2003	26
Statements of Cash Flows for the Three Months Ended
March 31, 2004 and 2003	27
Balance Sheets as of March 31, 2004 and December 31, 2003	28-29
Combined Notes to Financial Statements	30-50

GLOSSARY

I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc., also a holding company.

AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy, Inc.

Allegheny	Allegheny Energy, Inc. together with its consolidated subsidiaries.

Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. The Distribution Companies do business as “Allegheny Power.”

Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.

Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company.

Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.

West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

ARO	Asset Retirement Obligation

Borrowing Facilities	Agreements entered into on February 25, 2003, and March 13, 2003, by AE, AE Supply, Monongahela, and West Penn with various credit providers to refinance and restructure the majority of AE and AE Supply’s short-term debt

CAAA	Clean Air Act Amendments of 1990

CDWR	California Department of Water Resources

Clean Air Act	Clean Air Act of 1970

EITF	Emerging Issues Task Force

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission, an independent commission within the Department of Energy

FIN	FASB Interpretation Number

GAAP	Generally Accepted Accounting Principles of the United States of America

KWh	Kilowatt-hour

MW	Megawatt

MWh	Megawatt-hour

NSR	The New Source Performance Review Standards, or “New Source Review” standards applicable to facilities deemed “new” sources of emissions

New Loan Facilities	Agreements entered into on March 8, 2004, by AE and AE Supply with various credit providers to refinance and restructure the majority of the Borrowing Facilities

PJM	PJM Interconnection, LLC, a regional transmission organization

PLR	Provider-of-last-resort

PURPA	Public Utility Regulatory Policies Act of 1978

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SFAS No. 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133”, SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”, and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”

PART I. FINANCIAL INFORMATION Item 1. Financial Statements ALLEGHENY ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$889,720	$715,691

Operating expenses:
Fuel consumed in electric generation	161,955	158,772
Purchased power and transmission	81,118	86,268
Cost of utility gas sold	90,503	95,959
Deferred energy costs, net	16,731	(13,659)
Operations and maintenance	211,784	312,501
Depreciation and amortization	83,291	77,611
Taxes other than income taxes	59,513	60,627

Total operating expenses	704,895	778,079

Operating income (loss)	184,825	(62,388)

Other income, net (Note 11)	8,074	80,260

Interest expense and preferred dividends:
Interest expense	130,929	95,565
Preferred dividend requirements of subsidiaries	1,259	1,259

Total interest expense and preferred dividends	132,188	96,824

Income (loss) before income taxes, minority interest and cumulative effect of accounting changes	60,711	(78,952)

Income tax expense (benefit)	25,574	(38,018)

Minority interest in net income (loss) of subsidiaries	1,859	(2,890)

Income (loss) before cumulative effect of accounting changes	33,278	(38,044)

Cumulative effect of accounting changes, net of taxes of $12,974	—	(20,765)

Net income (loss)	$33,278	$(58,809)

Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	$0.26	$(0.30)
Cumulative effect of accounting changes, net	—	(0.16)

Net income (loss) per common share	$0.26	$(0.46)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	$0.25	$(0.30)
Cumulative effect of accounting changes, net	—	(0.16)

Net income (loss) per common share	$0.25	$(0.46)

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$33,278	$(58,809)
Cumulative effect of accounting changes, net	—	20,765

Income (loss) before cumulative effect of accounting changes	33,278	(38,044)
Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	—	(75,823)
Depreciation and amortization	83,291	77,611
(Gain) loss on asset sales and assets held for sale, net	(11,600)	31,837
Minority interest	1,859	(2,890)
Deferred investment credit and income taxes, net	13,491	(33,661)
Unrealized losses on commodity contracts, net	11,139	64,673
Other, net	30,424	(13,305)
Changes in certain assets and liabilities:
Accounts receivable, net	(89,330)	(18,398)
Materials and supplies	48,396	1,611
Taxes receivable/accrued, net	(15,781)	156,113
Prepaid taxes	(28,561)	(32,295)
Accounts payable	(5,859)	(19,039)
Interest accrued	24,252	23,612
Commodity contract termination costs	(259)	(47,652)
Other, net	21,657	4,050

Net cash from operating activities	116,397	78,400

Cash Flows Used in Investing Activities:
Construction expenditures	(53,773)	(66,615)
Acquisition of electric generating facility	—	(318,435)
Proceeds from sale of businesses and assets	11,589	333
Decrease (increase) in restricted funds	17,357	(135,531)
Other investments	(3,116)	9,448

Net cash used in investing activities	(27,943)	(510,800)

Cash Flows (Used in) From Financing Activities:
Net repayments of short-term debt	—	(1,121,966)
Issuance of long-term debt	1,481,592	1,931,506
Retirement of long-term debt	(1,709,650)	(229,975)

Net cash (used in) from financing activities	(228,058)	579,565

Net (decrease) increase in cash and cash equivalents	(139,604)	147,165
Cash and cash equivalents at beginning of period	528,612	204,231

Cash and cash equivalents at end of period	$389,008	$351,396

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$389,008	$528,612
Accounts receivable:
Customer	279,746	203,801
Unbilled utility revenues	134,993	172,891
Wholesale and other	145,957	97,432
Allowance for uncollectible accounts	(25,933)	(29,329)
Materials and supplies	107,898	109,651
Fuel, including stored gas	52,860	98,097
Deferred income taxes	79,714	44,610
Prepaid taxes	74,966	46,405
Commodity contracts	34,163	24,390
Restricted funds	29,333	120,873
Regulatory assets	50,175	68,665
Other	30,810	31,186

Total current assets	1,383,690	1,517,284

Property, Plant, and Equipment:
Generation	6,639,222	6,597,195
Transmission	1,010,026	1,010,062
Distribution	3,573,250	3,549,813
Other	534,150	525,092
Accumulated depreciation	(4,467,005)	(4,377,917)

Subtotal	7,289,643	7,304,245
Construction work in progress	169,795	149,232

Total property, plant, and equipment	7,459,438	7,453,477

Investments and Other Assets:
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	32,679	51,479
Intangible assets	40,085	41,710
Other	52,561	45,007

Total investments and other assets	492,612	505,483

Deferred Charges:
Regulatory assets	572,759	577,691
Other	114,074	117,961

Total deferred charges	686,833	695,652

Total Assets	$10,022,573	$10,171,896

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$53,610	$53,610
Long-term debt due within one year	176,782	544,843
Accounts payable	274,689	281,514
Accrued taxes	82,446	98,227
Commodity contracts	51,546	41,486
Regulatory liabilities	1,672	2,229
Other	243,947	259,034

Total current liabilities	884,692	1,280,943

Long-term Debt	5,288,979	5,127,437

Deferred Credits and Other Liabilities:
Commodity contracts	70,915	61,125
Investment tax credit	88,247	89,826
Deferred income taxes	910,985	860,323
Obligations under capital leases	30,430	32,483
Regulatory liabilities	438,896	436,118
Adverse power purchase commitments	213,923	218,105
Other	442,668	462,220

Total deferred credits and other liabilities	2,196,064	2,160,200

Minority Interest	27,395	13,457

Preferred Stock of Subsidiary	74,000	74,000

Stockholders’ Equity:
Common stock	158,761	158,761
Other paid-in capital	1,447,830	1,447,830
Retained earnings	36,188	2,910
Treasury stock	(1,438)	(1,438)
Accumulated other comprehensive loss	(89,898)	(92,204)

Total stockholders’ equity	1,551,443	1,515,859

Commitments and Contingencies (Note 15)

Total Liabilities and Stockholders’ Equity	$10,022,573	$10,171,896

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$362,635	$211,172

Operating expenses:
Fuel consumed in electric generation	129,301	121,714
Purchased power and transmission	22,739	35,844
Operations and maintenance	75,113	159,669
Depreciation and amortization	35,122	30,287
Taxes other than income taxes	11,007	14,121

Total operating expenses	273,282	361,635

Operating income (loss)	89,353	(150,463)

Other income (expenses), net (Note 11)	595	(316)

Interest expense	81,907	55,512

Income (loss) before income taxes, minority interest and cumulative effect of accounting changes	8,041	(206,291)

Income tax benefit	1,693	79,999

Minority interest in net income of subsidiaries	1,601	1,113

Income (loss) before cumulative effect of accounting changes	8,133	(127,405)

Cumulative effect of accounting changes, net of taxes of $12,131	—	(19,533)

Net income (loss)	$8,133	$(146,938)

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From (Used in) Operating Activities:
Net income (loss)	$8,133	$(146,938)
Cumulative effect of accounting changes, net	—	19,533

Income (loss) before cumulative effect of accounting changes	8,133	(127,405)
Adjustments for noncash charges and (credits):
Depreciation and amortization	35,122	30,287
(Gain) loss on asset sale and assets held for sale, net	(5,000)	33,722
Minority interest in AGC	1,601	1,113
Deferred investment credit and income taxes, net	(11,212)	(19,833)
Unrealized losses on commodity contracts, net	6,126	45,233
Other, net	27,219	4,159
Changes in certain assets and liabilities:
Accounts receivable, net	(58,822)	(5,257)
Materials and supplies	4,840	(3,563)
Taxes receivable/accrued, net	(7,790)	65,760
Accounts payable	(2,219)	(53,723)
Accounts payable to affiliates, net	78,256	(15,846)
Interest accrued	17,358	17,645
Purchased options	(1,695)	10,957
Commodity contract termination costs	(259)	(47,652)
Other, net	3,733	6,332

Net cash from (used in) operating activities	95,391	(58,071)

Cash Flows From (Used in) Investing Activities:
Construction expenditures	(20,151)	(29,984)
Acquisition of electric generating facility	—	(318,435)
Proceeds from sale of assets	5,000	—
Decrease (increase) in restricted funds	17,906	(135,064)
Other investments	—	10,092

Net cash from (used in) investing activities	2,755	(473,391)

Cash Flows (Used in) From Financing Activities:
Net repayments of short-term debt	—	(796,966)
Issuance of long-term debt	1,262,893	1,621,604
Retirement of long-term debt	(1,407,780)	(185,398)
Parent company contribution	189,400	—
Return of parent company contribution	—	(12,674)
Cash dividends paid to parent	(189,400)	—
Cash dividends paid to minority shareholder in AGC	(1,263)	(804)

Net cash (used in) from financing activities	(146,150)	625,762

Net (decrease) increase in cash and cash equivalents	(48,004)	94,300
Cash and cash equivalents at beginning of period	251,216	58,862

Cash and cash equivalents at end of period	$203,212	$153,162

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$203,212	$251,216
Accounts receivable:
Wholesale and other	130,841	72,120
Allowance for uncollectible accounts	(2,803)	(2,903)
Materials and supplies	54,547	54,791
Fuel, including stored gas	33,198	37,794
Deferred income taxes	39,485	15,317
Prepaid taxes	13,645	16,938
Commodity contracts	46,427	31,640
Restricted funds	13,752	107,504
Other	14,925	12,264

Total current assets	547,229	596,681

Property, Plant, and Equipment:
Generation	5,663,880	5,656,369
Transmission	78,233	78,233
Other	15,699	15,615
Accumulated depreciation	(2,238,021)	(2,200,197)

Subtotal	3,519,791	3,550,020
Construction work in progress	83,166	68,276

Total property, plant, and equipment	3,602,957	3,618,296

Investments and Other Assets:
Goodwill	367,287	367,287
Investment in unconsolidated affiliate	26,765	27,038
Other	18,688	18,025

Total investments and other assets	412,740	412,350

Deferred Charges:
Commodity contracts	6,169	5,536
Other	73,490	74,619

Total deferred charges	79,659	80,155

Total Assets	$4,642,585	$4,707,482

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Long-term debt due within one year	$12,453	$350,000
Accounts payable	129,025	133,244
Accounts payable to affiliates, net	87,756	9,310
Accrued taxes	16,151	22,912
Commodity contracts	51,546	41,486
Other	63,423	114,413

Total current liabilities	360,354	671,365

Long-term Debt	3,042,776	2,834,479

Deferred Credits and Other Liabilities:
Commodity contracts	70,915	61,125
Investment tax credit	58,876	59,434
Deferred income taxes	185,034	171,294
Other	107,727	98,344

Total deferred credits and other liabilities	422,552	390,197

Minority Interest	42,972	42,669

Members’ Equity	773,931	768,772

Commitments and Contingencies (Note 15)

Total Liabilities and Members’ Equity	$4,642,585	$4,707,482

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands) (unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$328,989	$316,847

Operating expenses:
Fuel consumed in electric generation	32,654	37,058
Purchased power and transmission	41,344	47,810
Cost of utility gas sold	90,500	95,959
Deferred energy costs, net	15,817	(15,570)
Operations and maintenance	62,601	70,738
Depreciation and amortization	18,782	16,830
Taxes other than income taxes	22,067	18,127

Total operating expenses	283,765	270,952

Operating income	45,224	45,895

Other income, net (Note 11)	2,188	63,950

Interest expense	12,645	12,544

Income before income taxes and cumulative effect of accounting change	34,767	97,301

Income tax expense	16,114	27,246

Income before cumulative effect of accounting change	18,653	70,055

Cumulative effect of accounting change, net of taxes of $314	—	(456)

Net income	$18,653	$69,599

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$18,653	$69,599
Cumulative effect of accounting change, net	—	456

Income before cumulative effect of accounting change	18,653	70,055

Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	—	(61,724)
Depreciation and amortization	18,782	16,830
Deferred investment credit and income taxes, net	4,346	28,539
Deferred energy costs, net	15,817	(15,570)
Other, net	60	(233)

Changes in certain assets and liabilities:
Accounts receivable, net	(23,573)	(25,747)
Accounts receivable due from/payable to affiliates, net	(32,517)	25,811
Materials and supplies	41,676	8,526
Taxes receivable/accrued, net	9,490	29,708
Accounts payable	(4,547)	21,243
Other, net	7,612	4,113

Net cash from operating activities	55,799	101,551

Cash Flows Used in Investing Activities:
Construction expenditures	(14,174)	(17,444)
Other investments	2	20

Net cash used in investing activities	(14,172)	(17,424)

Cash Flows Used in Financing Activities:
Notes receivable from affiliates	—	(12,600)
Net borrowings under short-term debt	—	10,000
Retirement of long-term debt	(4)	(16,254)
Cash dividends paid on capital stock:
Preferred stock	(1,259)	(1,259)
Common stock	(8,188)	(8,718)

Net cash used in financing activities	(9,451)	(28,831)

Net increase in cash and cash equivalents	32,176	55,296
Cash and cash equivalents at beginning of period	43,971	55,163

Cash and cash equivalents at end of period	$76,147	$110,459

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$76,147	$43,971
Accounts receivable:
Customer	101,609	58,991
Unbilled utility revenues	44,733	59,483
Wholesale and other	5,669	6,202
Allowance for uncollectible accounts	(6,116)	(4,955)
Materials and supplies	18,456	18,722
Fuel, including stored gas	18,893	60,303
Prepaid taxes	20,199	24,227
Regulatory assets	15,751	33,351
Other	9,617	8,582

Total current assets	304,958	308,877

Property, Plant, and Equipment:
Generation	932,672	932,827
Transmission	294,723	294,616
Distribution	1,236,729	1,230,006
Other	126,748	127,555
Accumulated depreciation	(1,038,029)	(1,024,285)

Subtotal	1,552,843	1,560,719
Construction work in progress	38,864	34,940

Total property, plant, and equipment	1,591,707	1,595,659

Investments and Other Assets:
Investment in Allegheny Generating Company	42,972	42,634
Other	10,558	10,319

Total investments and other assets	53,530	52,953

Deferred Charges:
Regulatory assets	102,314	102,705
Other	12,445	12,876

Total deferred charges	114,759	115,581

Total Assets	$2,064,954	$2,073,070

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$53,610	$53,610
Long-term debt due within one year	3,348	3,348
Accounts payable	52,970	57,517
Accounts payable to affiliates, net	—	28,561
Accrued taxes	53,470	43,980
Interest accrued	16,600	12,169
Other	28,661	34,234

Total current liabilities	208,659	233,419

Long-term Debt	715,550	715,501

Deferred Credits and Other Liabilities:
Investment tax credit	4,201	4,738
Non-current income taxes payable	45,671	45,671
Deferred income taxes	204,216	192,161
Obligations under capital leases	11,440	12,221
Regulatory liabilities	235,318	233,989
Notes payable to affiliates	13,258	14,484
Other	29,989	33,427

Total deferred credits and other liabilities	544,093	536,691

Preferred Stock	74,000	74,000

Stockholder’s Equity:
Common stock	294,550	294,550
Other paid-in capital	110,492	110,492
Retained earnings	117,539	108,333
Accumulated other comprehensive income	71	84

Total stockholder’s equity	522,652	513,459

Commitments and Contingencies (Note 15)

Total Liabilities and Stockholder’s Equity	$2,064,954	$2,073,070

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands) (unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$247,169	$254,125

Operating expenses:
Purchased power and transmission	171,620	179,356
Deferred energy costs, net	914	1,910
Operations and maintenance	27,534	28,729
Depreciation and amortization	9,741	9,636
Taxes other than income taxes	8,893	8,520

Total operating expenses	218,702	228,151

Operating income	28,467	25,974

Other income, net (Note 11)	780	17,616

Interest expense	7,787	7,838

Income before income taxes and cumulative effect of accounting change	21,460	35,752

Income tax expense	7,638	12,160

Income before cumulative effect of accounting change	13,822	23,592

Cumulative effect of accounting change, net of taxes of $50	—	(79)

Net income	$13,822	$23,513

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$13,822	$23,513
Cumulative effect of accounting change, net	—	79

Income before cumulative effect of accounting change	13,822	23,592

Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	—	(14,100)
Depreciation and amortization	9,741	9,636
Gain on land sale	—	(1,885)
Deferred investment credit and income taxes, net	2,624	6,290
Other, net	1,036	2,087

Changes in certain assets and liabilities:
Accounts receivable, net	(14,609)	(15,010)
Materials and supplies	(748)	(605)
Taxes receivable/accrued, net	6,193	20,122
Accounts payable	7,619	411
Accounts payable to affiliates, net	(18,153)	3,924
Interest accrued	5,763	5,763
Other, net	6,467	(6,116)

Net cash from operating activities	19,755	34,109

Cash Flows Used in Investing Activities:
Construction expenditures	(13,936)	(8,234)
Proceeds from land sale	—	1,087

Net cash used in investing activities	(13,936)	(7,147)

Cash Flows Used in Financing Activities:
Notes payable to affiliates	—	(8,500)
Cash dividends paid on common stock	(8,730)	(8,954)

Net cash used in financing activities	(8,730)	(17,454)

Net (decrease) increase in cash and cash equivalents	(2,911)	9,508
Cash and cash equivalents at beginning of period	31,790	3,169

Cash and cash equivalents at end of period	$28,879	$12,677

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$28,879	$31,790
Accounts receivable:
Customer	79,664	49,157
Unbilled utility revenues	31,430	45,099
Wholesale and other	4,387	6,358
Allowance for uncollectible accounts	(2,852)	(2,590)
Materials and supplies	13,891	13,143
Taxes receivable	5,603	11,607
Deferred income taxes	4,657	3,596
Prepaid taxes	4,255	5,102
Other	2,710	5,691

Total current assets	172,624	168,953

Property, Plant, and Equipment:
Transmission	315,887	315,762
Distribution	1,111,881	1,100,894
Other	91,187	91,720
Accumulated depreciation	(452,244)	(445,303)

Subtotal	1,066,711	1,063,073
Construction work in progress	23,060	21,865

Total property, plant, and equipment	1,089,771	1,084,938

Other Assets	9,480	9,119

Deferred Charges:
Regulatory assets	67,278	68,392
Other	10,101	10,322

Total deferred charges	77,379	78,714

Total Assets	$1,349,254	$1,341,724

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$32,103	$24,484
Accounts payable to affiliates, net	31,559	49,667
Accrued taxes	10,332	10,143
Interest accrued	10,772	5,009
Regulatory liabilities	1,672	2,229
Other	22,345	16,565

Total current liabilities	108,783	108,097

Long-term Debt	416,312	416,255

Deferred Credits and Other Liabilities:
Investment tax credit	7,353	7,599
Non-current income taxes payable	57,561	57,561
Deferred income taxes	167,837	163,745
Obligations under capital leases	7,922	8,492
Regulatory liabilities	164,539	163,042
Other	7,756	10,835

Total deferred credits and other liabilities	412,968	411,274

Stockholder’s Equity:
Common stock	224	224
Other paid-in capital	221,144	221,144
Retained earnings	189,823	184,730

Total stockholder’s equity	411,191	406,098

Commitments and Contingencies (Note 15)

Total Liabilities and Stockholder’s Equity	$1,349,254	$1,341,724

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands) (unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$305,309	$296,046

Operating expenses:
Purchased power and transmission	191,627	175,872
Operations and maintenance	37,517	41,012
Depreciation and amortization	18,831	20,230
Taxes other than income taxes	17,186	19,582

Total operating expenses	265,161	256,696

Operating income	40,148	39,350

Other income, net (Note 11)	7,613	634

Interest expense	9,114	10,509

Income before income taxes and cumulative effect of accounting change	38,647	29,475

Income tax expense	11,340	8,687

Income before cumulative effect of accounting change	27,307	20,788

Cumulative effect of accounting change, net of taxes of $474	—	(690)

Net income	$27,307	$20,098

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows Used in Operating Activities:
Net income	$27,307	$20,098
Cumulative effect of accounting change, net	—	690

Income before cumulative effect of accounting change	27,307	20,788
Adjustments for noncash charges and (credits):
Depreciation and amortization	18,831	20,230
Amortization of adverse power purchase contract	(4,511)	(4,766)
Gain on land sales	(6,600)	—
Deferred investment credit and income taxes, net	3,476	1,011
Other, net	179	55

Changes in certain assets and liabilities:
Accounts receivable, net	2,147	2,584
Materials and supplies	(876)	(2,633)
Taxes receivable/accrued, net	(9,899)	(305)
Prepaid taxes	(36,747)	(39,873)
Accounts payable	(1,774)	909
Accounts payable to affiliates, net	(6,395)	(2,771)
Other, net	2,443	1,364

Net cash used in operating activities	(12,419)	(3,407)

Cash Flows From (Used in) Investing Activities:
Construction expenditures	(4,668)	(11,313)
Proceeds from land sales	6,589	—
Increase in restricted funds	(548)	(467)

Net cash from (used in) investing activities	1,373	(11,780)

Cash Flows Used in Financing Activities:
Notes payable to affiliates	—	21,100
Retirement of long-term debt	(19,885)	(19,878)
Cash dividends paid on common stock	(8,527)	(6,335)

Net cash used in financing activities	(28,412)	(5,113)

Net decrease in cash and cash equivalents	(39,458)	(20,300)
Cash and cash equivalents at beginning of period	69,453	37,737

Cash and cash equivalents at end of period	$29,995	$17,437

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$29,995	$69,453
Accounts receivable:
Customer	80,052	71,793
Unbilled utility revenues	58,829	68,310
Wholesale and other	4,195	4,334
Allowance for uncollectible accounts	(11,780)	(10,985)
Materials and supplies	17,060	16,184
Deferred income taxes	12,597	9,723
Prepaid taxes	36,747	—
Regulatory assets	34,424	35,314
Other	17,225	17,477

Total current assets	279,344	281,603

Property, Plant, and Equipment:
Transmission	321,183	321,451
Distribution	1,223,415	1,217,687
Other	232,216	230,240
Accumulated depreciation	(703,718)	(690,025)

Subtotal	1,073,096	1,079,353
Construction work in progress	22,702	22,183

Total property, plant, and equipment	1,095,798	1,101,536

Other Assets	6,808	6,563

Deferred Charges:
Regulatory assets	394,152	397,517
Other	8,668	8,117

Total deferred charges	402,820	405,634

Total Assets	$1,784,770	$1,795,336

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Long-term debt due within one year	$157,201	$157,714
Accounts payable	27,773	29,547
Accounts payable to affiliates, net	56,204	62,769
Accrued taxes	7,294	17,193
Interest accrued	4,604	1,963
Adverse power purchase commitments	17,713	18,042
Other	28,535	20,121

Total current liabilities	299,324	307,349

Long-term Debt	333,310	352,648

Deferred Credits and Other Liabilities:
Investment tax credit	17,818	18,055
Non-current income taxes payable	45,431	45,431
Deferred income taxes	290,774	283,681
Obligations under capital leases	8,738	9,453
Regulatory liabilities	13,507	13,675
Adverse power purchase commitments	213,923	218,105
Other	14,489	18,257

Total deferred credits and other liabilities	604,680	606,657

Stockholder’s Equity:
Common stock	65,842	65,842
Other paid-in capital	248,407	248,407
Retained earnings	233,130	214,349
Accumulated other comprehensive income	77	84

Total stockholder’s equity	547,456	528,682

Commitments and Contingencies (Note 15)

Total Liabilities and Stockholder’s Equity	$1,784,770	$1,795,336

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY STATEMENTS OF OPERATIONS (in thousands) (unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$17,157	$17,213

Operating expenses:
Operations and maintenance	1,255	1,478
Depreciation	4,251	4,286
Taxes other than income taxes	812	855

Total operating expenses	6,318	6,619

Operating income	10,839	10,594

Other income, net (Note 11)	15	46

Interest expense	2,323	3,612

Income before income taxes	8,531	7,028

Income tax expense	1,562	2,183

Net income	$6,969	$4,845

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$6,969	$4,845

Adjustments for noncash charges and (credits):
Depreciation	4,251	4,286
Deferred investment credit and income taxes, net	(1,501)	(1,556)
Other, net	71	299

Changes in certain assets and liabilities:
Accounts receivable due from/payable to affiliates, net	1,652	10,929
Materials and supplies	58	(10)
Taxes receivable/accrued, net	909	16,031
Accounts payable	1,050	296
Interest accrued	(1,719)	(2,003)
Other, net	214	273

Net cash from operating activities	11,954	33,390

Cash Flows Used in Investing Activities:
Construction expenditures	(1,948)	(1,289)

Cash Flows Used in Financing Activities:
Notes payable to parent and affiliate	—	55,000
Net repayments of short-term debt	—	(55,000)
Cash dividends paid on common stock	(5,500)	(3,500)

Net cash used in financing activities	(5,500)	(3,500)

Net increase in cash and cash equivalents	4,506	28,601
Cash and cash equivalents at beginning of period	2,272	2,104

Cash and cash equivalents at end of period	$6,778	$30,705

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$6,778	$2,272
Accounts receivable from affiliates, net	—	1,254
Materials and supplies	2,236	2,294
Other	170	269

Total current assets	9,184	6,089

Property, Plant, and Equipment:
Generation	782,662	782,643
Transmission	44,097	44,097
Other	3,542	3,542
Accumulated depreciation	(299,378)	(295,127)

Subtotal	530,923	535,155
Construction work in progress	13,874	11,945

Total property, plant, and equipment	544,797	547,100

Deferred Charges:
Regulatory assets	9,014	9,076
Other	107	108

Total deferred charges	9,121	9,184

Total Assets	$563,102	$562,373

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,050	$—
Accounts payable to affiliates, net	681	—
Accrued taxes	3,318	2,409
Interest accrued	573	2,292
Other	114	283

Total current liabilities	5,736	4,984

Long-term Debt:
Long-term debt	99,368	99,360
Long-term note payable to parent	30,000	30,000

Total long-term debt	129,368	129,360

Deferred Credits and Other Liabilities:
Investment tax credit	39,583	39,913
Non-current income taxes payable	17,544	17,543
Deferred income taxes	158,604	159,565
Regulatory liabilities	25,202	25,412

Total deferred credits and other liabilities	240,933	242,433

Stockholders’ Equity:
Common stock	1	1
Other paid-in capital	172,669	172,669
Retained earnings	14,395	12,926

Total stockholders’ equity	187,065	185,596

Commitments and Contingencies (Note 15)

Total Liabilities and Stockholders’ Equity	$563,102	$562,373

See accompanying Combined Notes to Financial Statements.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

The notes to the financial statements that follow are a combined presentation for Allegheny and its subsidiary registrants. The following chart indicates the registrants to which each footnote applies:

Note	Allegheny	AE Supply	Monongahela	Potomac Edison	West Penn	AGC
1. Basis of Presentation	X	X	X	X	X	X
2. Long-Term Debt	X	X	X	X	X	X
3. Wholesale Energy Activities	X	X
4. Goodwill and Other Intangible Assets	X	X	X	X	X	X
5. Pension Benefits and Postretirement Benefits Other Than Pensions	X	X	X	X	X	X
6. Derivative Instruments and Hedging Activities	X	X
7. Other Comprehensive Income (Loss)	X	X	X		X
8. Business Segments	X		X
9. Accounting for the Effects of Price Deregulation	X		X	X	X
10. Income (Loss) Per Share	X
11. Other Income and Expenses, Net	X	X	X	X	X	X
12. Asset Retirement Obligations	X	X	X	X	X
13. Guarantees	X	X		X
14. Variable Interest Entities	X	X	X	X	X
15. Commitments and Contingencies	X	X	X	X	X
16. Generating Unit Outages	X	X	X

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allegheny Energy, Inc., together with its consolidated subsidiaries, should be read in conjunction with the Annual Report on the combined Form 10-K of Allegheny Energy, Inc.; Allegheny Energy Supply Company, LLC; Monongahela Power Company; The Potomac Edison Company; West Penn Power Company; and Allegheny Generating Company for the year ended December 31, 2003.

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP) have been condensed or omitted, and management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 and 2003; cash flows for the three months ended March 31, 2004 and 2003; and financial position at March 31, 2004 and December 31, 2003. Because of the seasonal nature of Allegheny’s utility operations at Monongahela, Potomac Edison, and West Penn, results for the three months ended March 31, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in Allegheny’s 2003 Annual Report on Form 10-K.

Certain amounts in the December 31, 2003 consolidated balance sheets and the March 31, 2003 statements of operations and cash flows have been reclassified for comparative purposes.

Federal and State Income Taxes.  The provision for income tax expense for earnings from operations and/or the income tax benefit for losses from operations results in an effective income tax rate, which differs from the federal statutory rate of 35.0 percent, principally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

Stock-Based Employee Compensation.  Allegheny maintains a stock-based employee compensation plan, which is described in greater detail in Item 8, Note 17, Stock-Based Compensation, to the consolidated financial statements of Allegheny’s 2003 Annual Report on Form 10-K. There were 5.2 million stock options granted in the period from January 1, 2004 through March 31, 2004. There were no stock options granted during the first quarter of 2003.

Allegheny accounts for stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-option based compensation expense has been recognized in consolidated net income (loss), as all options granted under the plan had an exercise price that equaled the market price of the underlying stock on the date of the grant. The following table illustrates the effect on consolidated net income (loss) and income (loss) per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2004	2003
Consolidated net income (loss), as reported	$33.3	$(58.8)
Add:
Stock-based employee compensation included in consolidated net income (loss), net of related tax effects	4.0	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.5)	(0.9)

Consolidated net income (loss), pro forma	$31.8	$(59.7)

Basic income (loss) per share:
As reported	$0.26	$(0.46)
Pro forma	$0.25	$(0.47)
Diluted income (loss) per share:
As reported	$0.25	$(0.46)
Pro forma	$0.24	$(0.47)

NOTE 2:  LONG-TERM DEBT

On March 8, 2004, AE and AE Supply refinanced approximately $1.6 billion of long-term debt outstanding at December 31, 2003 under the Borrowing Facilities (except for the A-Notes related to AE Supply’s St. Joseph, Indiana generating project) with the New Loan Facilities (defined below) in an aggregate amount of $1.55 billion. As a result of this refinancing, Allegheny and AE Supply wrote off $14.1 million of the 2003 refinancing costs (of which $13.9 million related to AE Supply). These new borrowings are comprised of secured Term B Loans and secured Term C Loan (collectively, the “AE Supply Loans”) at AE Supply, in the aggregate amount of $750 million and $500 million, respectively, and unsecured revolving and term loan facilities at AE in the aggregate amount of $300 million (the “New AE Facility,” collectively, with the AE Supply Loans, the “New Loan Facilities”). See Item 8, Note 3, Capitalization, to Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information concerning the refinancing and the debt covenants related to the New Loan Facilities.

Under the New AE Facility, AE has obtained a $300 million credit facility which is comprised of a $100 million term loan and a $200 million revolving credit facility. The revolving credit facility contains a sub-facility under which a maximum of $100 million of letters of credit may be outstanding at any given time. At March 31, 2004, there was $100 million outstanding under the term loan and $125 million outstanding under the revolving credit facility, of which $25 million represented outstanding letters of credit. Accordingly, AE had available revolving credit capacity of $75 million, of which the entire amount was available either as revolving credit or for the issuance of letters of credit.

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

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Interest on borrowings under the New AE Facility are at AE’s option either LIBOR plus a margin of 2.5 to 3.0 percent per annum, or an applicable bank lending base rate plus a margin of 1.5 percent to 2.0 percent per annum, in each case depending on AE’s then current credit rating as provided by S&P and Moody’s.

The New AE Facility carries an unused commitment fee of 0.5 percent per annum and letter of credit fees comprised of a fronting fee of 0.35 percent and an additional annual fee of 2.5 to 3.0 percent on the face amount of outstanding letters of credit, depending on AE’s then current credit rating as provided by S&P and Moody’s.

At March 31, 2004, no registrant had access to any short-term revolving credit facilities or lines of credit with third party financial institutions beyond those which have been utilized. As mentioned above, AE had $75 million of revolving credit available under its $200 million revolving credit facility, which is classified as long-term debt in accordance with its terms. See Item 8, Note 3, Capitalization, in Allegheny’s 2003 Annual Report on Form 10-K, for additional information.

Issuances and Redemptions:

For the three months ended March 31, 2004, the following issuances and redemptions of debt were made by the registrants:

(In millions)	Issuances	Redemptions
AE	$225.0	$(282.0)
AE Supply	1,278.3	(1,407.8)
West Penn	—	(19.9)

Allegheny	$1,503.3	$(1,709.7)

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Scheduled maturities of long-term debt (excluding unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133) as of March 31, 2004 are as follows:

(In millions)	2004	2005	2006	2007	2008	Thereafter
AE Supply Loans	$9	$13	$13	$13	$13	$1,189
Medium-term Notes:
Allegheny	3	302	—	—	—	—
AE Supply	—	—	—	380	—	1,050
Monongahela	—	—	—	—	—	110
Potomac Edison	—	—	100	—	—	—
West Penn	84	—	—	—	—	80

Sub-total	87	302	100	380	—	1,240
First Mortgage Bonds:
Monongahela	—	—	300	25	—	110
Potomac Edison	—	—	—	—	—	320

Sub-total	—	—	300	25	—	430
Secured & Unsecured Notes:
AE Supply	—	—	—	92	—	192
Monongahela	3	3	3	17	3	132

Sub-total	3	3	3	109	3	324
Transition Bonds of
West Penn Funding, LLC	55	73	76	80	44	—
New AE Facilities	—	—	—	200	—	—
Convertible Securities (AE)	—	—	—	—	300	—
Debentures (AGC)	—	—	—	—	—	100

Total	$154	$391	$492	$807	$360	$3,283

Additionally, Monongahela has $53.6 million in short-term debt which matures in September 2004.

NOTE 3:  WHOLESALE ENERGY ACTIVITIES

As of January 1, 2003, EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management,” resulted in a change in Allegheny’s accounting for certain commodity contracts related to AE Supply’s energy trading activities. AE Supply analyzed its commodity contracts to determine which contracts are derivatives as defined by SFAS No. 133. The contracts determined to be derivatives continue to be recorded at their fair values.

In accordance with SFAS No. 133 and EITF 02-3, contracts that have been determined to be derivatives are recorded as operating revenues at fair value and can result in negative revenue amounts. For the three months ended March 31, 2004 and 2003, AE Supply reported a net realized and unrealized gain of $40.8 million and a net realized and unrealized loss of $102.2 million from wholesale energy activities, respectively. These amounts are components of “operating revenues” in AE Supply’s consolidated statements of operations. Revenues for the three months ended March 31, 2004 included the receipt of $70.8 million from escrow upon satisfaction of certain post-closing obligations relating to the sale of the CDWR contract and associated hedge agreements, less a $2.7 million charge representing the fair value of a related guarantee issued by AE Supply. These revenues were partially offset by realized losses for energy purchases of $43.3 million that were necessary as a result of

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. The net realized and unrealized loss for the three months ended March 31, 2003 was primarily due to AE Supply’s Western U.S. energy market position. Additionally, AE Supply made approximately $47.7 million in payments during the three months ended March 31, 2003 to terminate various energy trading contracts.

The net fair value of AE Supply’s commodity contracts decreased by $4.5 million for the three months ended March 31, 2004 as a result of $6.1 million of unrealized losses recorded during the first three months of 2004 which were partially offset by $1.6 million of net options paid and received. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in goodwill for the period December 31, 2003 to March 31, 2004.

The components of other intangible assets, excluding an intangible asset of $40.1 million at March 31, 2004 and $41.7 million at December 31, 2003, related to an additional minimum pension liability (see Item 8, Note 16, Pension Benefits and Postretirement Benefits Other Than Pensions, to AE’s 2003 Annual Report on Form 10-K), were as follows:

	As of March 31, 2004		As of December 31, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Included in Property, Plant, and Equipment on the consolidated balance sheets:
Land easements, amortizable:
AE Supply	$0.2	$—	$0.2	$—
Monongahela	2.0	0.8	2.0	0.8
Potomac Edison	54.8	14.3	54.7	14.1
West Penn	38.8	9.8	38.7	9.7
AGC	1.4	0.7	1.4	0.7

Total land easements, amortizable	$97.2	$25.6	$97.0	$25.3
Land easements, unamortizable (Monongahela)	31.6	—	31.4	—
Natural gas rights (Monongahela)	6.6	3.8	6.6	3.8

Total	$135.4	$29.4	$135.0	$29.1

Amortization of other intangible assets was $0.3 million ($0.2 million for Potomac Edison and $0.1 million for West Penn) for the three months ended March 31, 2003.

Amortization expense is estimated to be $1.5 million annually for 2004 through 2008.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 5:  PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The components of the cost of net periodic pension benefits and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents for the three months ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2004	2003	2004	2003
Service cost	$5.8	$5.4	$1.1	$0.9
Interest cost	15.6	15.7	3.9	4.3
Expected return on plan assets	(17.2)	(18.7)	(1.6)	(1.5)
Amortization of unrecognized transition obligation	0.1	0.2	1.5	1.5
Amortization of prior service cost	1.1	1.2	0.1	0.1
Amortization of net loss	1.3	—	—	—

	6.7	3.8	5.0	5.3
Curtailments, settlements and special termination benefits	1.3	7.1	—	(0.1)

Net periodic benefit cost	$8.0	$10.9	$5.0	$5.2

Employer Contributions.  During the three months ended March 31, 2004, AE made voluntary contributions of $19.3 million to its pension plans, including $0.1 million to the Supplemental Executive Retirement Plan (SERP). As of March 31, 2004, AE anticipates contributing an additional $8.5 million to fund its pension plans in 2004, including $0.3 million to the SERP, for a total during 2004 of $27.8 million. During the three months ended March 31, 2004 AE made voluntary contributions of $4.6 million to its postretirement benefits other than pensions plans. As of March 31, 2004, AE anticipates contributing an additional amount ranging from $10.0 million to $15.0 million to fund its postretirement benefits other than pensions plans in 2004, for a total amount during 2004 ranging from approximately $14.6 million to $19.6 million.

Substantially all of the employees of Allegheny are employed by Allegheny Energy Services Corporation (AESC) and are covered by one noncontributory, defined benefit pension plan. Through AESC, Allegheny allocated pension and OPEB costs as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2004	2003	2004	2003
Monongahela	$2.3	$3.0	$1.5	$1.8
Potomac Edison	1.2	1.7	1.1	1.1
West Penn	1.7	2.2	1.2	1.3
AE Supply	2.7	4.0	1.2	1.0
AE	0.1	—	—	—

Net periodic benefit cost	$8.0	$10.9	$5.0	$5.2

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act).  As previously disclosed in Item 8, Note 16, Pension Benefits and Postretirement Benefits Other Than Pensions, to its Annual Report on Form 10-K for the year ended December 31, 2003, AE has elected to follow the deferral provisions of FASB Staff Bulletin Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). In accordance with FSP 106-1, any measures

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in Allegheny’s financial statements or accompanying notes do not reflect the effects of the Act on its plans. Specific authoritative guidance on the accounting for the federal subsidy to be provided to employers that provide prescription drug coverage for their retirees is pending and such guidance, when issued, may require Allegheny to change previously reported information.

NOTE 6:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposures to various market risks as described in its 2003 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 4, Energy Trading Activities, and Note 9, Derivative Instruments and Hedging Activities, to the consolidated financial statements in Allegheny’s 2003 Annual Report on Form 10-K.

For the three months ended March 31, 2004, Allegheny did not have any instruments that were designated as hedges for accounting purposes. AE Supply records commodity contracts related to energy trading that are derivative instruments at their fair value, as components of operating revenues, in accordance with SFAS No. 133 and EITF 02-3. See Note 3, Wholesale Energy Activities, above.

NOTE 7:  OTHER COMPREHENSIVE INCOME (LOSS)

Allegheny’s consolidated comprehensive income (loss), and the components of other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Consolidated net income (loss)	$33.3	$(58.8)
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment	2.3	—
Other	—	(0.1)

Consolidated comprehensive income (loss)	$35.6	$(58.9)

The other comprehensive loss of $0.1 million for the three months ended March 31, 2003 relates to AE Supply. AE Supply also incurred another comprehensive loss during the three months ended March 31, 2004, the effects of which were not material. Monongahela and West Penn also incurred unrealized losses on available-for-sale securities during the three months ended March 31, 2004, the effects of which were not material.

AE Supply contributed $8.1 million and $(147.0) million, of the consolidated comprehensive income (loss) of $35.6 million and $(58.9) million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 8:  BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing. Monongahela operates in both segments. All other Allegheny subsidiaries operate in only one segment. The Delivery and Services segment consists primarily of the operations of Potomac Edison, West Penn, and Monongahela’s electric and gas transmission and distribution business. The Generation and Marketing segment includes the operations of AE Supply, AGC, and the West Virginia jurisdictional generating assets of Monongahela.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Allegheny
	Three Months Ended March 31,
(In millions)	2004	2003
Total operating revenues:
Delivery and Services	$870.1	$850.9
Generation and Marketing	432.8	280.8
Eliminations	(413.2)	(416.0)

Total	$889.7	$715.7

Operating income (loss):
Delivery and Services	$96.1	$94.0
Generation and Marketing	93.7	(137.0)
Eliminations	(5.0)	(19.4)

Total	$184.8	$(62.4)

Consolidated income (loss) before cumulative effect of accounting changes:
Delivery and Services	$39.0	$49.4
Generation and Marketing	(2.6)	(75.4)
Eliminations	(3.1)	(12.0)

Total	$33.3	$(38.0)

Cumulative effect of accounting changes, net:
Delivery and Services	$—	$(1.3)
Generation and Marketing	—	(19.5)

Total	$—	$(20.8)

Consolidated net income (loss):
Delivery and Services	$39.0	$48.1
Generation and Marketing	(2.6)	(94.9)
Eliminations	(3.1)	(12.0)

Total	$33.3	$(58.8)

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Monongahela
	Three Months Ended March 31,
(In millions)	2004	2003
Total operating revenues:
Delivery and Services	$322.6	$293.8
Generation and Marketing	86.2	97.6
Eliminations	(79.8)	(74.6)

Total	$329.0	$316.8

Operating income:
Delivery and Services	$39.2	$31.8
Generation and Marketing	6.0	14.1

Total	$45.2	$45.9

Consolidated income before cumulative effect of accounting change:
Delivery and Services	$16.6	$15.2
Generation and Marketing	2.1	54.8

Total	$18.7	$70.0

Cumulative effect of accounting change, net:
Delivery and Services	$—	$(0.4)
Generation and Marketing	—	—

Total	$—	$(0.4)

Consolidated net income:
Delivery and Services	$16.6	$14.8
Generation and Marketing	2.1	54.8

Total	$18.7	$69.6

NOTE 9:  ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s consolidated balance sheets, decreased as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(In millions)	2004	2003
Decrease in adverse power purchase commitments	$4.5	$4.8

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Allegheny’s consolidated balance sheets include the amounts listed below for generating assets not subject to SFAS No. 71.

(In millions)	March 31, 2004	December 31, 2003
Property, plant, and equipment	$4,068.8	$4,052.4
Amounts under construction included above	66.9	54.1
Accumulated depreciation	(1,849.7)	(1,823.9)

As described in Note 13 to the consolidated financial statements in the 2003 Annual Report on Form 10-K for AE, the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” were reapplied to Monongahela’s West Virginia jurisdictional generating assets in the first quarter of 2003. Upon reapplication of SFAS No. 71, Monongahela and Potomac Edison recorded gains of $61.7 million and $14.1 million, respectively, in other income and expenses, net, in their consolidated statements of operations. The gains were primarily the result of the elimination of rate stabilization reserves, the reestablishment of regulatory assets related to deferred income taxes and deferred losses on reacquired debt.

NOTE 10:  INCOME (LOSS) PER SHARE

The information used to compute Allegheny’s income (loss) per share for the three months ended March 31, 2004 and 2003 were as follows:

(In millions, except shares outstanding)	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share—Numerator
Income (loss) before cumulative effect of accounting changes	$33.3	$(38.0)
Cumulative effect of accounting changes	—	(20.8)

Net income (loss)	$33.3	$(58.8)

Diluted Earnings Per Share—Numerator
Income (loss) before cumulative effect of accounting changes	$33.3	$(38.0)
Cumulative effect of accounting changes	—	(20.8)
Add back: interest expense on convertible securities, net of tax	5.4	—

Net income (loss)	$38.7	$(58.8)

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share—Denominator
Weighted average common shares outstanding	126,969,238	126,553,119

Diluted Earnings Per Share—Denominator
Weighted average common shares outstanding	126,969,238	126,553,119
Performance shares	103,302	— *
Stock units	868,643	—
Convertible securities	25,000,000	—

Total	152,941,183	126,553,119

* Effect of 981,587 performance shares is not included as amounts are antidilutive.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 11:  OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represent non-operating income and expenses before income taxes. The following table summarizes other income and expenses, net, for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
(In millions)	2004	2003
Allegheny:
Reapplication of SFAS No. 71	$—	$75.8
Impairment charges related to unregulated investments	(2.3)	—
Gain on sale of land	6.6	1.9
Interest and dividend income	1.8	—
Other	2.0	2.6

Total	$8.1	$80.3

AE Supply:
Interest and dividend income	$0.8	$—
Other	(0.2)	(0.3)

Total	$0.6	$(0.3)

Monongahela:
Reapplication of SFAS No. 71	$—	$61.7
Equity in earnings of AGC	1.6	1.1
Other	0.6	1.2

Total	$2.2	$64.0

Potomac Edison:
Reapplication of SFAS No. 71	$—	$14.1
Gain on sale of land	—	1.9
Other	0.8	1.6

Total	$0.8	$17.6

West Penn:
Gain on sale of land	$6.6	$—
Interest and dividend income	0.3	—
Other	0.7	0.6

Total	$7.6	$0.6

AGC:
Interest income	$—	$0.1

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 12:  ASSET RETIREMENT OBLIGATIONS

The effect of adopting SFAS No. 143, “Asset Retirement Obligations”, on Allegheny’s consolidated statements of operations, which was recorded in the period ended March 31, 2003, was a cumulative adjustment to decrease net income by $8.6 million ($14.0 million, before income taxes). The effect of adopting SFAS No. 143, by registrant, is as follows:

	Effect of Adopting SFAS No. 143 Increase (Decrease)
(In millions)	Property, Plant, and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (AROs)	Decrease In Pre- Tax Income	Decrease In Net Income
AE Supply	$0.3	$—	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(0.8)	(0.4)
Potomac Edison	0.1	—	0.2	(0.1)	(0.1)
West Penn	—	—	1.2	(1.2)	(0.7)

Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

With respect to property, plant, and equipment at Monongahela for which Asset Retirement Obligations (ARO) were identified and cost of removal currently is being recovered through rates, Allegheny believes it is probable that any difference between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates and is deferring such expenses as a regulatory asset.

During the three months ended March 31, 2004, Allegheny’s ARO balance increased $0.7 million from $22.5 million at December 31, 2003, to $23.2 million at March 31, 2004. This increase, of which $0.6 million related to AE Supply, was due to accretion expense.

Non-legal costs of removal, which are recovered as part of the rate-making process, are recorded by Allegheny’s regulated subsidiaries as regulatory liabilities (assets) as follows:

(In millions)	March 31, 2004	December 31, 2003
Monongahela	$232.1	$230.5
Potomac Edison	157.5	155.9
West Penn	(8.6)	(6.6)

Total	$381.0	$379.8

NOTE 13:  GUARANTEES

At March 31, 2004, Allegheny had provided guarantees, either directly or indirectly, of $45.6 million for contractual obligations of affiliated companies, as discussed by major category below. This does not include letters of credit. Under the terms of the guarantees, Allegheny would be required to perform should an affiliate be in default of its obligation, generally for an amount not to exceed the amount disclosed. The term of these guarantees coincides with the term of the underlying agreement.

Of the guarantees provided to third parties, approximately $15.9 million relates to guarantees associated with the purchase, sale, exchange, or transportation of wholesale natural gas, electric power, and related services. Allegheny provided $15.8 million of these guarantees with the remainder provided by AE Supply. Allegheny provided loan guarantees of $25.0 million to third parties for loans and other financing related guarantees. Of

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

these loan and financing related guarantees, $15.0 million related to AE Supply and $10.0 million related to Allegheny Ventures. Allegheny provided a guarantee of $4.7 million to a third party pursuant to a lease agreement that was signed in 2001. There are no amounts being carried as liabilities on the consolidated balance sheets for Allegheny’s obligations under these guarantees.

As of March 31, 2004, Allegheny recorded as liabilities on its consolidated balance sheet, two guarantees for a total of $9.1 million. These guarantees were issued by AE Supply in connection with the sale of the CDWR contract and related hedge transactions ($2.7 million) and the performance under a put option issued to a counterparty as part of an asset sale ($6.4 million). The terms of these guarantees are three and two years, respectively, and the values were determined using a probability weighted cash flow approach.

At March 31, 2004, Potomac Edison had a letter of credit outstanding in the amount of $10.0 million which expires in July 2004 and which was issued in support of certain energy conservation contracts.

NOTE 14:  VARIABLE INTEREST ENTITIES

Allegheny adopted FASB’s Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), as of March 31, 2004. FIN 46R required Allegheny to consolidate entities or contracts that represent variable interest in variable interest entities (VIEs) if Allegheny is determined to be the primary beneficiary of the VIE.

Under FIN 46R, Allegheny consolidated Hunlock Creek Energy Ventures, which operates two plants that produce and sell electricity to Allegheny and a third party, as of March 31, 2004. The consolidation resulted in an increase in total assets of $16.5 million. Beginning April 1, 2004, Allegheny will consolidate the results of operations of this entity; however it will report no incremental net income as a result, nor will the consolidation of this entity have any impact on Allegheny’s consolidated statement of cash flows or consolidated net assets.

After reviewing all other potential impacts under FIN 46R, Allegheny concluded that its two regulated subsidiaries, West Penn and Potomac Edison, each has a long term electricity purchase contract with an unrelated independent power production company (IPP) that represents a variable interest. Allegheny concluded that these IPPs are VIEs. As a result, the VIEs should be consolidated if either West Penn or Potomac Edison is determined to be the primary beneficiary of the applicable VIE. Based on a qualitative analysis, Allegheny does not believe that either West Penn or Potomac Edison is the primary beneficiary of either of these VIEs. However, the information necessary to fully support the position on a quantitative basis is not available from either of the IPPs. Allegheny is attempting to obtain the necessary financial information from each IPP in order to perform a quantitative analysis. Until Allegheny is able to obtain such information, Allegheny is not required to consolidate these VIEs under FIN 46R.

West Penn and Potomac Edison have annual estimated power purchases from these two IPPs in the amount of $47 million and $95 million, respectively. West Penn recovers a portion and Potomac Edison recovers the full amount of the cost of the applicable power contract in their rates charged to consumers. Neither West Penn nor Potomac Edison is subject to any risk of loss associated with the applicable VIE as neither of them has any obligation to the applicable IPP other than purchasing the power that is produced. As of March 31, 2004, the only potential impact of consolidation on West Penn’s and Potomac Edison’s financial statements would be to their balance sheets. Total assets of West Penn and Potomac Edison would increase $96 million and $432 million, respectively, total liabilities would increase $40 million and $389 million, respectively, and minority interest would increase $56 million and $43 million, respectively.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Reference is made to Item 3, Legal Proceedings, and Note 24, Commitments and Contingencies, in the Annual Report on the combined Form 10-K of Allegheny Energy, Inc.; Allegheny Energy Supply Company, LLC; Monongahela Power Company; The Potomac Edison Company; West Penn Power Company; and Allegheny Generating Company for the year ended December 31, 2003.

Environmental Matters:

Allegheny is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters:  In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call) to address the regional transport of ground-level ozone that requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, beginning in May 2003. Allegheny’s compliance with such stringent regulations has required and will require the installation of expensive post-combustion control technologies on most of its power stations. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA’s NOx SIP call requirements, beginning in May 2003. During 2001, the West Virginia Department of Environmental Protection issued a final rule to implement the EPA’s NOx SIP call requirements, beginning in May 2004. The EPA approved the West Virginia SIP in July 2002. The District of Columbia Circuit Court of Appeals issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania did not delay the May 2003 implementation dates of their respective SIP, nor are they legally required to do so. AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland, and West Virginia SIP. These NOx controls include the installation of Selective Catalytic Reduction at the Harrison Power Station and Pleasants Power Station that comply with the NOx emission limits when in operation. Boiler modifications and Selective Noncatalytic Reduction at Hatfield’s Ferry Power Station and Fort Martin Power Station, as well as burner modifications at Mitchell Power Station are being staged into service to further control emissions at those sources. The NOx Compliance Plan was established on a system-wide basis much the same as was the SO2 Compliance Plan. AE Supply and Monongahela also have the option to purchase, in some cases, alternate fuels, NOx allowances, or power on the market, if needed, to supplement their compliance strategy. AE Supply and Monongahela estimate their emission control activities in concert with their inventory of banked allowances will facilitate their compliance with NOx limits established by the SIP through 2005 and possibly beyond. Allegheny’s construction forecast includes the expenditure of $10.2 million of capital costs during the 2004 through 2005 period for NOx emission controls.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (NSR) standards of the Clean Air Act, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information. AE has provided responsive information.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in most cases. AE believes that its subsidiaries’ generating facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with NSR standards. Under previous EPA interpretations, these same actions did not trigger application of those standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions. The EPA contacted AE and requested a meeting, which was held on July 16, 2003.

At this time, AE is not able to determine what effect the EPA’s inquiry may have on its operations. If NSR standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, on April 13, 2004, Duke Energy (“Duke”) reported that the EPA and three intervening environmental groups have agreed to drop their lawsuit against Duke, which alleged that Duke violated the NSR standards. In addition, the final Routine Maintenance, Repair, and Replacement Rule (RMRR) recently released by the EPA, are more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR. The RMRR was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them with regard to compliance costs.

The Attorneys General of New York and Connecticut, in letters dated September 15, 1999 and November 3, 1999, respectively, notified AE of their intent to commence civil actions against AE and/or its subsidiaries alleging violations at the Fort Martin Power Station under the Clean Air Act, which requires power plants that make major modifications to comply with the same NSR standards applicable to new power plants. Other governmental agencies may commence similar actions in the future. The Fort Martin Power Station is located in West Virginia and is now jointly owned by AE Supply and Monongahela. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York indicated that he may assert claims under New York’s common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. On February 2, 2004, AE was informed by the EPA that the EPA intends to provide the New York Attorney General, pursuant to his request, certain records which AE provided to the EPA pursuant to its request under Section 114 of the Clean Air Act. On April 23, 2004, AE Supply was notified by the Pennsylvania Department of Environmental Protection (PADEP) that PADEP has requested that the EPA provide it with records provided by AE to the EPA pursuant to the EPA’s request under Section 114 of the Clean Air Act. At this time, AE and its subsidiaries are not able to determine the effect these actions may have on them.

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

Other:  As part of the National Pollutant Discharge Elimination System permit review process at the Connellsville West Side facility, oil and PCB contamination has been noted at the facility. Steps have been taken

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

to control the contamination and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection programs. West Penn has accrued a liability in December 2002 and December 2003 as an estimate of the total remediation cost at the facility.

Other Litigation:

Putative Class Actions Under California Statutes:  Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class action suits were removed from federal court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, “Millar v. Allegheny Energy Supply Co., et al.,” was filed on behalf of California consumers and taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statute by allegedly manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including AE Supply’s contract with the CDWR (CDWR contract).

On August 25, 2003, AE Supply’s motion to dismiss seven of the eight consumer class actions with prejudice was granted by the U.S. District Court. Plaintiffs’ counsel in these seven actions filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on September 29, 2003. AE Supply was not served in the eighth consumer class action, “Kurtz v. Duke Energy Trading and Marketing, LLC.” The allegations in this complaint were substantively identical to those in the dismissed actions. On February 18, 2004, plaintiffs in “Kurtz v. Duke Energy Trading and Marketing, LLC” voluntarily dismissed the action without prejudice.

AE Supply cannot predict the outcome of these matters.

Nevada Power Contracts:  On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply, which sought FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001, and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master Agreement. The transactions related to power sales during 2002. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (ALJ) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not render a decision on whether AE Supply, rather than Merrill Lynch, was the real party in interest to the three trade confirmations at issue. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC’s June 26 order with the U.S. Court of Appeals for the Ninth Circuit. Additional appeals have been filed. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit. AE Supply cannot predict the outcome of this matter.

Sierra/Nevada:  On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180.0 million of NPC’s deferred energy expenses. Sierra/Nevada asserted three causes of action against AE and AE Supply arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages, (2) conspiracy, and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003 in which it asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180.0 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850.0 million. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Sierra/Nevada filed an opposition on July 21, 2003. On March 17, 2004, Sierra/Nevada filed a motion to stay this matter pending final judgment after remand in a related matter pending before the Supreme Court of the State of Nevada (Nevada Power Company v. Public Utilities Commission of Nevada, et al., Case No. 41492). The District Court, in connection with its consideration of Sierra/Nevada’s motion to stay, issued an order on March 30, 2004, denying defendants’ pending motions to dismiss without prejudice to their subsequent right to re-file them. AE and AE Supply cannot predict the outcome of this matter.

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

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. On November 24, 2003, the Court dismissed AE and AE Supply’s counterclaim for rescission and struck their demand for a jury trial with respect to certain

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

counterclaims. AE and AE Supply’s counterclaims for negligent misrepresentation, fraudulent inducement, breach of contract, breach of fiduciary duty and punitive damages remain in place. On January 23, 2004, the Court granted a motion filed under seal by the U.S. Attorney for the Southern District of New York to intervene and stay deposition discovery for approximately six months. Document discovery is continuing, and deposition discovery may proceed to the extent agreed by the U.S. Attorney. The case has been set for trial on October 4, 2004.

The federal government is holding approximately $43.0 million and other assets of Daniel L. Gordon, the former head of energy trading for AE Supply. Both AE and Merrill Lynch have filed petitions with the U. S. District Court for the Southern District of New York claiming rights to the funds.

AE and AE Supply cannot predict the outcome of these matters.

Putative Shareholder, Derivative, and Benefit Plan Class Actions:  From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints allege that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints allege artificially inflated trading revenue, volume and growth. The complaints assert that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. On May 3, 2004, the plaintiffs filed an amended complaint to consolidate the foregoing actions. The complaints do not specify requested relief.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits allege that AE and a senior manager violated the Employee Retirement Income Security Act of 1974 (ERISA) by: (1) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (2) failing to diversify plan assets; (3) failing to monitor investment alternatives; (4) failing to avoid conflicts of interest; and (5) violating fiduciary duties. On April 26, 2004, plaintiffs in the ERISA cases filed an amended complaint, adding a number of individuals as defendants and clarifying the nature of their claims.

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

Claims Related to Alleged Asbestos Exposure:  Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractor employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny (the “asbestos suits”). The asbestos suits arise out of historical operations and are related to the removal of asbestos-containing materials from Allegheny’s premises. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Allegheny’s asbestos-related litigation expenses have to date been reimbursed in full by recoveries from its historical insurers and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain of Allegheny’s

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions that were commenced in 2003, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.), (collectively, the “actions”). The parties in the actions are seeking an allocation of responsibility for Allegheny’s historic asbestos liability. Allegheny is continuing to receive payments from its insurance during the pendency of these actions, specifically the sum of $1.875 million, payable in equal parts on each of July 1, 2004, 2005 and 2006. During the three months ended March 31, 2004, Allegheny received insurance recoveries of $0.3 million, net of $0.1 million of legal fees, related to the asbestos cases. There were no such insurance recoveries received during the three months ended March 31, 2003. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on Allegheny’s consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2004, the Company had 1,409 open cases remaining. While Allegheny believes that all of the cases are without merit, Allegheny cannot predict the outcome of the litigation.

Suits Related to the Gleason Generating Facility:  Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the peaking facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility during operation. They seek a restraining order with respect to the operation of the plant and damages of $200 million. The case was assigned to mediation on October 14, 2003 and the judge has ordered the mediation to conclude by July 1, 2004. AE has undertaken property purchases and other mitigation measures. AE cannot predict the outcome of this suit.

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

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE. Many of these documents were previously provided in response to subpoenas that AE received in 2002 and most of the documents requested by the SEC have been produced. Several former employees of AE have been deposed by the SEC. AE is cooperating fully with the SEC.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Commodities Futures Trading Commission (CFTC) Subpoenas:  On October 2, 2002 and January 15, 2003, AE and AE Supply received subpoenas from the CFTC for documents relating to natural gas and electricity trading. AE and AE Supply responded to the subpoenas. Two current and two former employees have been deposed by the CFTC, and several additional interviews of former employees are scheduled. AE and AE Supply are cooperating fully with the CFTC.

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

LTI Arbitration.  On April 22, 2004, Leasing Technologies International, Inc. and its shareholders (collectively, “LTI”) filed a demand for arbitration against Allegheny Ventures, Inc. and AE before the American Arbitration Association. In December 2000, Allegheny Ventures entered into an agreement to acquire LTI, an equipment leasing company. Allegheny Ventures terminated the agreement on May 4, 2003. LTI alleges that the termination of the agreement was unjustified and seeks damages in an unspecified amount for breach of the agreement as well as other consequential damages. AE has not yet responded and cannot predict the outcome of this matter.

Ordinary Course of Business:  The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings, which could materially impair its operations or materially or adversely affect its financial condition or liquidity.

NOTE 16:  GENERATING UNIT OUTAGES

On November 3, 2003, there was a fire in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently off-line and is expected to return to service late in the second quarter of 2004.

On February 9, 2004, a generator failure occurred in Unit No. 1 at the Pleasants Power Station located in Willow Island, West Virginia. Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the generator failure, damage was sustained to the generator and associated equipment. The unit is currently off-line and is expected to return to service late in the second quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Combined Notes to Financial Statements included in this report, as well as the financial statements, notes and MD&A included in Allegheny’s, AE Supply’s, Monongahela’s, Potomac Edison’s, West Penn’s, and AGC’s 2003 Annual Report on Form 10-K.

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

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, “Risk Factors,” in Allegheny’s 2003 Annual Report on Form 10-K.

ALLEGHENY’S RESULTS OF OPERATIONS

All comparisons presented under Allegheny’s results of operations, as well as each of the other registrant’s results of operations, are comparisons of operating results and other statistical information for the three months ended March 31, 2004 to operating results and other statistical information for the three months ended March 31, 2003.

Income (Loss) Summary

	Consolidated Income (Loss)
	Three Months Ended March 31,
(In millions, except per share data)	2004	2003
Delivery and Services	$39.0	$49.4
Generation and Marketing	(2.6)	(75.4)
Eliminations	(3.1)	(12.0)

Consolidated income (loss) before cumulative effect of accounting changes	33.3	(38.0)
Cumulative effect of accounting changes, net	—	(20.8)

Consolidated net income (loss)	$33.3	$(58.8)

	Basic Income (Loss) Per Share
	Three Months Ended March 31,
	2004	2003
Delivery and Services	$0.31	$0.39
Generation and Marketing	(0.02)	(0.60)
Eliminations	(0.03)	(0.09)

Consolidated income (loss) before cumulative effect of accounting changes	0.26	(0.30)
Cumulative effect of accounting changes, net	—	(0.16)

Consolidated net income (loss)	$0.26	$(0.46)

	Diluted Income (Loss) Per Share
	Three Months Ended March 31,
	2004	2003*
Delivery and Services	$0.27	$0.39
Generation and Marketing	—	(0.60)
Eliminations	(0.02)	(0.09)

Consolidated income (loss) before cumulative effect of accounting changes	0.25	(0.30)
Cumulative effect of accounting changes, net	—	(0.16)

Consolidated net income (loss)	$0.25	$(0.46)

*	Effects are not presented as amounts are antidilutive

Allegheny’s consolidated net income before cumulative effect of accounting change increased $71.3 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to reduced losses in the Generation and Marketing segment. These were a result of reduced realized and unrealized losses on commodity contracts in 2004 compared to the same period in 2003. Both the Delivery and Services and the Generating and Marketing segments experienced lower operating costs partially offset by higher interest expense and depreciation expense.

For the three months ended March 31, 2003, consolidated net loss included $12.1 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management.”

Also for the three months ended March 31, 2003, consolidated net loss included $8.6 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 12, Asset Retirement Obligations, above, for additional information.

In addition, Allegheny’s operating results were negatively impacted in the first quarter of 2004 by unplanned outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. Allegheny estimates that the total impact of these outages on its pre-tax income for the first quarter of 2004 was approximately $34 million, consisting primarily of lost revenues (less savings on fuel costs) and repair and replacement costs (net of anticipated insurance proceeds). Allegheny expects both units to return to service late in the second quarter of 2004. This information is based on current assumptions and estimates. Accordingly, actual results may vary and these variations may be material.

Operating Revenues

Total operating revenues for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services:
Retail electric	$680.9	$669.7
Retail natural gas	143.7	114.7
Bulk power	35.9	45.9
Unregulated services	4.3	15.0
Other affiliated and non-affiliated energy services	5.3	5.6

Total Delivery and Services revenues	870.1	850.9

Generation and Marketing:
Bulk power *	38.6	(103.8)
Affiliated and other	394.2	384.6

Total Generation and Marketing revenues	432.8	280.8

Eliminations	(413.2)	(416.0)

Total operating revenues	$889.7	$715.7

*	In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which resulted in negative revenue amounts for the three months ended March 31, 2003.

Delivery and Services:  The Delivery and Services segment’s retail electric revenues for the three months ended March 31, 2004 increased $11.2 million as compared to the three months ended March 31, 2003. This was primarily due to an increase in industrial, residential, and commercial sales driven by increased usage, largely offset by a decrease in wholesale sales.

The Delivery and Services segment’s retail natural gas revenues increased $29.0 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to an increase in a retail tariff effective October 2, 2003 to cover the increase in purchased gas costs. This increase was partially offset by a combined 10.0 percent decrease in residential, commercial, industrial, and wholesale gas sales.

The Delivery and Services segment’s bulk power revenues decreased $10.0 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to the loss of four wholesale customers as a result of contract expirations and lower PJM transmission service revenue.

The Delivery and Services segment’s unregulated services revenues decreased $10.7 million for the three months ended March 31, 2004 as compared to the same period in 2003. This decrease was primarily the result of lower revenue recognition on the South Mississippi Electric Power Association percentage of completion construction contract in the first quarter of 2004 as compared to the same period in 2003.

Generation and Marketing:  The operating revenues of $432.8 million for the Generation and Marketing segment for the three months ended March 31, 2004 include PLR revenues of $405.6 million. Operating revenues have been reduced by $(49.0) million which principally represents increased costs of purchased power necessitated by the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. These revenues also include the release of escrow proceeds of $70.8 million, less a $2.7 million provision for indemnification associated with the sale of the CDWR contract and related hedge transactions, other revenues of $7.6 million, and other trading activities of $0.5 million.

The Generation and Marketing segment’s bulk power revenues for the three months ended March 31, 2004 increased $142.4 million as compared to the same period in 2003, primarily due to reduced realized and unrealized losses on commodity contracts in 2004 compared to the same period in 2003. This reduction reflects AE Supply’s exit from the Western U.S. energy markets in 2003 and the release of escrow proceeds related to the sale of the CDWR contract.

The Generation and Marketing segment’s affiliated and other revenues for the three months ended March 31, 2004 increased $9.6 million as compared to the same period in 2003. This was primarily due to increased sales volumes at higher prices in accordance with the long-term power sales agreements between AE Supply and the Distribution Companies.

The elimination between Delivery and Services and Generation and Marketing revenues is necessary to remove the effect of affiliated revenues.

Operating Expenses

Fuel consumed in electric generation:  Fuel consumed in electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil burned at Allegheny’s generating stations to produce electricity. Fuel consumed in electric generation increased $3.2 million due primarily to the increased cost of fuel consumed at the gas-fired generating stations, including the amount attributable to increased energy production from AE Supply’s generating facility in Springdale, Pennsylvania, which became operational in July 2003. Additionally, coal expenses decreased in the first quarter of 2004, primarily due to a decrease in coal consumed as a result of the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

Purchased power and transmission:  Purchased power and transmission expense for the three months ended March 31, 2004 and 2003 consisted of the following items:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services:
From PURPA generation *	$51.1	$55.8
Other purchased energy	417.4	407.0

Total purchased power and transmission for Delivery and Services	468.5	462.8
Generation and Marketing purchased power and transmission	18.2	18.3
Eliminations	(405.6)	(394.8)

Total purchased power and transmission	$81.1	$86.3

* PURPA cost (cents per KWh)	5.2	5.6

The Delivery and Services segment’s purchased energy from PURPA generation decreased $4.7 million for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease in PURPA generation expense was primarily due to a 0.9 percent decrease in MWhs generated resulting from PURPA plant outages.

The Delivery and Services segment’s other purchased energy expense, which consists primarily of the Distribution Companies’ purchases of energy from AE Supply, increased $10.4 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in other purchased energy expense was primarily due to increased sales volumes at higher prices in accordance with the long-term power sales agreements between AE Supply and the Distribution Companies.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Cost of utility gas sold:  Cost of utility gas sold for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services	$90.5	$96.0
Generation and Marketing	—	—

Total natural gas purchases	$90.5	$96.0

The Delivery and Services segment’s cost of utility gas sold decreased $5.5 million for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to a 12.5 percent decrease in gas purchases which were partially offset by a 7.8 percent increase in gas prices.

Deferred energy costs, net:  The difference between energy costs and revenues collected from customers is deferred until recovered from or credited to customers under a purchased energy adjustment and has no impact on operating income. Deferred energy costs, net, increased $30.4 million for the three months ended March 31, 2004 as compared to the same period in 2003, resulting from higher natural gas prices incurred primarily by Monongahela for its West Virginia natural gas operations, which are expected to be recovered through customer rates.

Operations and maintenance:  Operations and maintenance expense for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services	$115.9	$131.5
Generation and Marketing	98.6	182.7
Eliminations	(2.7)	(1.7)

Total operations and maintenance expense	$211.8	$312.5

Total operations and maintenance expense decreased $100.7 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily as a result of 2003 costs that did not recur in 2004. For the Generation and Marketing segment, these costs included asset retirement losses of $33.5 million, expenses for professional services, primarily accounting, legal and financial, of $22.2 million, litigation reserves of $7.0 million, employee benefit costs of $5.6 million, and lease termination costs of $2.5 million. For the Delivery and Services segment, the 2003 costs that did not recur in 2004, or were incurred at lower amounts, included employee benefit costs of $6.6 million, decreased expenses for professional services, primarily accounting, legal and financial, of $4.9 million, and unrecoverable damages for an ice storm in the three months ended March 31, 2003 of $2.5 million. The decrease in 2004 operations and maintenance costs was partially offset by charges recorded in the first quarter of 2004 associated primarily with a write-down of certain inventory to its estimated market value of $3.5 million.

Depreciation and amortization:  Depreciation and amortization expense increased $5.7 million primarily related to the AE Supply generating facility in Springdale, Pennsylvania, which became operational in July 2003, and the installation of environmental control equipment at Pleasants Units No. 1 and No. 2.

Taxes other than income taxes:  Taxes other than income taxes decreased $1.1 million for the three months ended March 31, 2004. This decrease was primarily the result of a settlement of certain prior years’ property tax assessments.

Other Income, Net

Other income, net, decreased $72.2 million and represents non-operating income and expenses before income taxes. Other income, net, decreased primarily as a result of a $75.8 million gain recognized in the first quarter of 2003, related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia, which did not recur in 2004. The decrease in other income, net, was partially offset by the recognition of the $6.6 million gain in the first quarter of 2004 related to the sale of land in West Virginia.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services	$35.3	$31.9
Generation and Marketing	96.9	64.9
Elimination	—	—

Interest expense and preferred dividends	$132.2	$96.8

Interest expense and preferred dividends increased $35.4 million for the three months ended March 31, 2004 as compared to same period in 2003, primarily due to an increase in average debt outstanding as a result of the July 2003 issuance of mandatory-convertible preferred securities which were not outstanding during the first quarter of 2003 and the write-off of $14.1 million of the 2003 refinancing issuance costs as a result of the March 2004 refinancing. The first quarter 2004 results do not reflect a full quarter of lower interest expense because the March 2004 refinancing closed on March 8, 2004.

Income Tax Expense (Benefit)

The provision for income tax expense for earnings from operations and/or the income tax benefit for losses from operations results in an effective income tax rate, which differs from the federal statutory rate of 35.0 percent principally due to state income taxes, tax credits, effects of utility rate-making, and certain non-deductible expenses.

The effective income tax rates for the three months ended March 31, 2004 and 2003 were 42.1 percent and 48.2 percent, respectively. The change in the effective income tax rate for the three months ended March 31, 2004 is primarily a result of the tax benefit of the reapplication of SFAS No. 71 recognized in the first quarter of 2003 which did not recur in 2004 and the impact of rate regulation and depreciation, which were partially offset by the impact of certain employee benefits.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the first quarter of 2003:

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, Allegheny recorded a charge against earnings, related entirely to the operations at AE Supply, as the cumulative effect of a change in accounting principle of $12.2 million, net of income taxes ($19.7 million, before income taxes), representing the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, Allegheny recorded a charge against earnings as the cumulative effect of a change in accounting principle of $8.6 million, net of income taxes ($14.0 million, before income taxes). See Note 12, Asset Retirement Obligations, above for additional information.

AE SUPPLY’S RESULTS OF OPERATIONS

Income (Loss) Summary

Net income increased by $155.1 million primarily due to increased operating revenues as a result of lower realized and unrealized losses on commodity contracts in 2004, and lower operating costs partially offset by higher interest expense and depreciation expense. During the first quarter of 2004, AE Supply recorded a gain of $68.1 million representing the receipt of $70.8 million from escrow upon satisfaction of certain post-closing obligations relating to the sale of the CDWR contract and associated hedge agreements, less a $2.7 million charge representing the fair value of a related guarantee issued by AE Supply. The realized and unrealized losses during the first quarter of 2003 were due primarily to trading activities in the Western U.S. energy markets, which AE Supply exited in 2003.

The first quarter of 2004 results were significantly impacted by two low-cost generating facilities being off-line during all or part of the quarter. On February 9, 2004, a generator failure occurred on the 650 MW Unit No. 1 at Pleasants Power Station located in Willow Island, West Virginia. In addition, the 570 MW Unit No. 2 at Hatfield’s Ferry has been off-line since a November 3, 2003 fire at the facility. During the first quarter of 2004, AE Supply incurred a loss of revenues or had to purchase power in the market at costs that were higher than the internal cost of production, each of which resulted in reduced operating income. Both units are expected to return to service late in the second quarter of 2004.

In the first quarter of 2003, earnings were reduced by $12.2 million and $7.4 million, net of income taxes, reflecting the cumulative effect of the accounting changes associated with the adoptions of EITF Issue No. 02-3 and SFAS No. 143, respectively.

Operating Revenues

Total operating revenues for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Operating revenues:
Wholesale	$40.8	$(102.2)
Affiliated	321.8	313.4

Total operating revenues	$362.6	$211.2

The operating revenues of $362.6 million for the three months ended March 31, 2004 include PLR revenues of $325.8 million. Operating revenues have been reduced by $(43.3) million which principally represents increased costs from purchased power due to the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. These revenues also include the release of escrow proceeds of $70.8 million, less a $2.7 million provision for indemnification, associated with the sale of the CDWR contract and related hedge transactions, other revenues of $11.5 million, and other trading activities of $0.5 million.

Wholesale:

The realized and unrealized components of wholesale revenue are as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Realized gains (losses)	$46.9	$(57.0)
Unrealized losses	(6.1)	(45.2)

Total realized and unrealized gains (losses)	$40.8	$(102.2)

Wholesale revenue increased by $143.0 million primarily due to the significant reduction, in the first quarter of 2004, of realized and unrealized losses. Approximately $103.2 million of the increase results from AE Supply’s exit from the Western U.S. energy markets in 2003. Also contributing to this increase was the release from escrow of $70.8 million related to the sale of the CDWR contract and associated hedge transactions. These increases were partially offset by reduced generation revenue as a result of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 being off-line during all or part of the first quarter of 2004.

See Item 7, Management’s Discussion and Analysis, for AE Supply in the 2003 Annual Report on Form 10-K for discussions surrounding the methodology, tenor, and description of AE Supply’s trading portfolio, as well as a description with respect to the range of observable market prices and overall market liquidity. There has been no significant change in the methodology for valuing the portfolio during the three months ended March 31, 2004. All changes in the fair value of the portfolio are the result of changes in market conditions.

The fair value of trading contracts, which represents the net unrealized gain and loss positions, is recorded as assets and liabilities, after applying the appropriate counterparty netting agreements. At March 31, 2004, the fair value of trading contract assets and liabilities was $52.6 million and $122.5 million, respectively. At December 31, 2003, the fair value of energy trading contract assets and liabilities was $37.2 million and $102.6 million, respectively. As of March 31, 2004, the remaining trading portfolio fair value is comprised primarily of interest rate swap agreements.

The following table disaggregates the net fair value of contract assets and liabilities, excluding AE Supply’s generating assets and power sales agreements with its regulated utility affiliates for their provider-of-last-resort (PLR) obligations, as of March 31, 2004, based on the underlying market price source and the contract delivery periods.

Source of fair value (In millions)	2004	2005	2006	2007	2008	Thereafter	Total fair value
Prices actively quoted	$(7.4)	$(16.6)	$(6.1)	$(5.7)	$(5.3)	$(11.1)	$(52.2)
Prices provided by other external sources	—	(6.1)	(14.3)	—	—	—	(20.4)
Prices based on models	9.1	(3.3)	(3.1)	—	—	—	2.7

Total	$1.7	$(26.0)	$(23.5)	$(5.7)	$(5.3)	$(11.1)	$(69.9)

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

The most significant variables to AE Supply’s models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about one year, and some observable market prices are available for about three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about three years, and some observable market prices are available for about five years. Beyond five years, natural gas prices are modified, based on trends in prior years. The fair value of AE Supply’s contracts classified above as prices based on models was a net asset of $2.7 million.

For deliveries of less than one year, the fair value of AE Supply’s contracts was a net asset of $1.7 million.

Net unrealized losses of $6.1 million and $45.2 million for the three months ended March 31, 2004 and 2003, respectively, were recorded in wholesale revenues to reflect the change in the estimated fair value of the contracts. The following table provides a roll-forward of the net fair value, or contract assets less contract liabilities, of AE Supply’s contracts from December 31, 2003 to March 31, 2004:

(In millions)	Three Months Ended March 31, 2004
Net fair value of contract assets and liabilities as of December 31, 2003	$(65.4)
Unrealized losses on contracts, net during 2004:
Unrealized losses on commodity contracts, net	(6.1)
Net options paid and received	1.6

Net fair value of commodity contract assets and liabilities as of March 31, 2004	$(69.9	) *

* Amount is net of ($1.6) million of option premium expirations

Affiliated:  Affiliated revenues increased $8.4 million primarily due to increased sales volume at higher average prices charged to the Distribution Companies in accordance with the long-term power sales agreements between AE Supply and the Distribution Companies.

The tables below separate operating revenues and fuel and purchased power into two components: PLR and Excess Generation and Trading for the three months ended March 31, 2004 and 2003. See Item 7, Management’s Discussion and Analysis, for AE Supply in the 2003 Annual Report on Form 10-K for a further description.

	PLR Three Months Ended March 31,		Excess Generation and Trading Three Months Ended March 31,			Total Three Months Ended March 31,
(In millions)	2004	2003	2004		2003	2004		2003
Operating revenues:
Physical delivery	$282.5	$310.1	$0.2		$(34.0)	$282.7		$276.1
Financial settlement	—	—	79.9	*	(64.9)	79.9	*	(64.9)

Total revenues	282.5	310.1	80.1		(98.9)	362.6		211.2
Fuel and purchased power:
Fuel consumed in electric generation	129.0	120.7	0.3		1.0	129.3		121.7
Purchased power and transmission:
Physical delivery	18.4	25.2	4.2		10.6	22.6		35.8
Financial settlement	—	—	0.1		0.1	0.1		0.1

Total fuel and purchased power	147.4	145.9	4.6		11.7	152.0		157.6

Total, net	$135.1	$164.2	$75.5		$(110.6)	$210.6		$53.6

*	Includes a net gain of $68.1 million related to the receipt of escrow proceeds from the fulfillment of certain post-closing obligations from the sale of the CDWR contract and related hedge transactions.

Operating Expenses

Fuel consumed in electric generation:  Total fuel consumed in electric generation increased $7.6 million due primarily to a $14.5 million increase in the cost of fuel consumed at the gas-fired generating stations, including the amount attributable to increased energy production from AE Supply’s generating facility in Springdale, Pennsylvania which became operational in July 2003. Additionally, coal expenses decreased in the first quarter of 2004, principally due to the decrease in coal consumed at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

Purchased power and transmission:  Purchased power and transmission expense decreased approximately $13.2 million primarily as a result of Monongahela Power having less generation available for sale to AE Supply under contractual arrangements due to Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 being off-line during all or part of the first quarter of 2004.

Operations and maintenance:  Operations and maintenance expense decreased by $84.6 million primarily due to 2003 costs which did not recur or were significantly lower than 2003. These included a $33.5 million decrease in impairment charges associated with assets held for sale, a $20.8 million decrease in third party consulting costs, a decrease in asset retirement costs of $8.4 million related to the Gleason and Mitchell facilities, a decrease of $7.0 million as a result of lower charges for litigation reserves, and a $5.3 million decrease in SERP and disability costs.

Depreciation and amortization:  Depreciation and amortization expense increased $4.8 million primarily related to the generating facility in Springdale, Pennsylvania, which became operational in July 2003, and the installation of environmental control equipment at Pleasants Units No. 1 and No. 2.

Taxes other than income taxes:  Taxes other than income taxes decreased $3.1 million primarily due to a settlement of certain prior years’ property tax assessment issues.

Interest Expense

Interest expense increased $26.4 million primarily due to an increase in AE Supply’s average long-term debt outstanding and the write-off of $13.9 million of the 2003 refinancing issuance costs as a result of the March 2004 refinancing. The first quarter 2004 results do not reflect a full quarter of lower interest expense as a result of the March 2004 refinancing which closed on March 8, 2004.

Additionally, capitalized interest decreased by $4.2 million related to the generating facility in Springdale, Pennsylvania, which became operational in July 2003.

Income Tax Benefit

The effective income tax rates for the three months ended March 31, 2004 and 2003 were 21.1 percent and 38.8 percent, respectively. The change in the effective tax rate was a result of increased consolidated savings and depreciation adjustments.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the first quarter of 2003:

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, AE Supply recorded a charge against earnings, as the cumulative effect of a change is accounting principal of $12.2 million, net of income taxes ($19.7 million, before income taxes), representing the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, AE Supply recorded a charge against earnings as the cumulative effect of a change in accounting principle of $7.4 million, net of income taxes ($11.9 million, before income taxes). See Note 12, Asset Retirement Obligations, above, for additional information.

MONONGAHELA’S RESULTS OF OPERATIONS

Income Summary

	Consolidated Net Income
	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services	$16.6	$15.2
Generation and Marketing	2.1	54.8

Income before cumulative effect of accounting change	18.7	70.0
Cumulative effect of accounting change, net	—	(0.4)

Net income	$18.7	$69.6

Monongahela’s net income decreased $50.9 million for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease was primarily due to earnings of the Generation and Marketing segment for the three months ending March 31, 2003 as a result of the recognition of a $48.1 million gain, net of income taxes ($61.7 million, before income taxes), for the reapplication of the provisions of SFAS No. 71, which did not recur in the same period of 2004.

Operating Revenues

Total operating revenues for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services:
Retail electric	$164.9	$162.0
Retail natural gas	143.7	114.7
Bulk power	12.1	15.2
Other affiliated and non-affiliated energy services	1.9	1.9

Total Delivery and Services revenues	322.6	293.8

Generation and Marketing:
Bulk power	(1.2)	0.2
Affiliated and other	87.4	97.4

Total Generation and Marketing revenues	86.2	97.6

Eliminations	(79.8)	(74.6)

Total operating revenues	$329.0	$316.8

For the three months ended March 31, 2004, the Delivery and Services segment’s retail electric revenues increased $2.9 million as compared to the same period in 2003, primarily due to an increase in residential, commercial, and industrial sales which were partially offset by a 5.2 percent decrease in heating degree days as a result of warmer winter weather. Average heating degree days for the three months ended March, 31, 2004 were 2.2 percent lower than normal.

For the three months ended March 31, 2004, the Delivery and Services segment’s retail natural gas revenues increased $29.0 million as compared to the same period in 2003, primarily due to an increase in a retail tariff effective October 2, 2003 to cover the increase in purchased gas costs. This increase was partially offset by a combined 10.0 percent decrease in residential, commercial, industrial, and wholesale gas sales as a result of warmer winter weather.

For the three months ended March 31, 2004, the Delivery and Services segment’s bulk power revenues decreased $3.1 million as compared to the same period in 2003, primarily due to lower gas wholesale revenues as a result of warmer winter weather and, to a lesser extent, contract expirations.

The Generation and Marketing segment’s affiliated and other revenues decreased $10.0 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to decreased sales of energy to the Delivery and Services segment as a result of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 being off-line during all or part of the first quarter of 2004.

Operating Expenses

Fuel consumed in electric generation:  Fuel consumed in electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil burned at Monongahela’s generating stations to produce electricity. For the three months ended March 31, 2004, fuel consumed in electric generation decreased $4.4 million as compared to the same period in 2003, primarily due to a 12.6 percent decrease in the quantity of electricity produced resulting from Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 being off-line during all or part of the first quarter of 2004. This decrease was partially offset by a small increase in coal prices.

Purchased power and transmission:  Purchased power and transmission expense for the three months ended March 31, 2004 and 2003 consists of the following items:

	Three Months Ended March 31,
(In millions)	2004	2003
Delivery and Services:
From PURPA generation	$13.8	$18.2
Other purchased energy	95.7	93.6

Total purchased power and transmission Delivery and Services	109.5	111.8
Generation and Marketing purchased power and transmission	11.6	10.6
Eliminations	(79.8)	(74.6)

Total purchased power and transmission	$41.3	$47.8

The Delivery and Services segment’s purchased power from PURPA generation decreased $4.4 million for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease in the PURPA generation expense was primarily due to plant outages and a 7.0 percent decrease in MWhs generated.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Cost of utility gas sold:  Cost of utility gas sold, which relates entirely to the Delivery and Services segment, decreased $5.5 million for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to a 12.5 percent decrease in gas purchases which was partially offset by a 7.8 percent increase in gas prices.

Deferred energy costs, net:  The increase in deferred energy costs, net, of $31.4 million for the three months ended March 31, 2004 is primarily due to higher natural gas prices for the West Virginia operations, which are expected to be recovered through customer rates.

Operations and maintenance:  Operations and maintenance expense for the three months ended March 31, 2004 decreased $8.1 million primarily due to lower employee benefit and insurance expenses. The decrease in employee benefit expense was primarily due to a reduction in disability expense and a reduction in SERP expense due to decreased curtailment, termination and settlement charges in the three months ended March 31, 2004. The decrease in insurance expense for the three months ended March 31, 2004 was primarily due to the recording of additional reserves for injury and damages and unrecoverable damages for an ice storm for the three months ended March 31, 2003.

Taxes other than income taxes:  Taxes other than income taxes increased $3.9 million for the three months ended March 31, 2004, as compared to the same period of 2003, primarily as a result of increased West Virginia business and occupation taxes partially offset by lower payroll taxes.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, for the three months ended March 31, 2004 decreased $61.8 million from the three months ended March 31, 2003, primarily due to the recognition of a $61.7 million gain related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia that was recorded in the first quarter of 2003.

Income Tax Expense

The effective income tax rates for the three months ended March 31, 2004 and 2003 were 46.3 percent and 28.0 percent, respectively. The change in the effective income tax rate for the three months ended March 31, 2004 is primarily a result of the tax benefit of the reapplication of SFAS No. 71 recognized in the first quarter of 2003, which did not recur in 2004.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

POTOMAC EDISON’S RESULTS OF OPERATIONS

Income Summary

Potomac Edison’s net income decreased $9.7 million for the three months ended March 31, 2004, as compared to the same period of 2003. This decrease was primarily due to the recognition, during the first quarter of 2003, of an $8.6 million gain, net of income taxes ($14.1 million, before income taxes), for the reapplication of the provisions of SFAS No. 71, and a $1.9 million gain on the sale of land offset by applicable income taxes.

Operating Revenues

Operating revenues decreased $7.0 million for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease in operating revenues was due to a $4.8 million reduction in revenues from the loss of four wholesale customers resulting from contract expirations and a reduction of $5.6 million resulting from an 8.9 percent lower average rate per MWh charged to industrial customers. Operating revenues were also lower as a result of a 3.6 percent decrease in the number of heating degree days during the period ended March 31, 2004 as compared to the same period in 2003. These reductions in revenue were partially offset by a 0.5 percent increase in the rates charged per MWh to residential customers and 1.4 percent increase in the rates charged to commercial customers for the period ended March 31, 2004. Additionally, there were slight increases in the average number of residential, commercial, and industrial customers served of 1.7 percent, 2.1 percent and 1.5 percent, respectively, for the period ended March 31, 2004.

Operating Expenses

Purchased power and transmission:  Purchased power and transmission expense for the three months ended March 31, 2004 was $7.7 million lower than those for the three months ended March 31, 2003. Approximately $2.5 million of the reduction in expenses was a result of lower volume due to the loss of four wholesale customers in 2004, as well as a lower number of heating degree days in 2004 compared to 2003. Approximately $4.9 million of the decrease was a result of reduced rates and approximately $2.4 million was due to lower costs of the market-based pricing component of electricity purchased from AE Supply. These reductions were partially offset by approximately $1.1 million of higher purchased power expenses and $1.0 million of increased costs of transmission services for the period due to increases in PURPA generation.

Operations and Maintenance:  Operations and maintenance expense for the three months ended March 31, 2004 decreased $1.2 million as compared to the same period in 2003, primarily due to insurance expense related to February 2003 ice storm deductibles which were recorded in the three months ended March 31, 2003.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, decreased $16.8 million for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to the recognition, during the first quarter of 2003, of a $14.1 million gain related to the reapplication of the provisions of SFAS No. 71 and a $1.9 million gain on the sale of land.

Income Tax Expense

The effective income tax rates for the three months ended March 31, 2004 and 2003 were 35.6 percent and 34.0 percent, respectively. The change in the effective income tax rate for the three months ended March 31, 2004 is primarily due to the effect of regulation on deferred income taxes for depreciation, and allocated consolidated tax benefits.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

WEST PENN’S RESULTS OF OPERATIONS

Income Summary

Net income increased $7.2 million for the three months ended March 31, 2004, as compared to the same period of 2003. The net increase was primarily due to an increase in other income, net, during 2004 resulting from a $6.6 million gain on the sale of land which did not occur in 2003, and $1.4 million in decreased interest expense partially offset by $2.6 million increased income tax expense resulting from increased pre-tax income.

Operating Revenues

Operating revenues increased $9.3 million for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to increased revenue from residential customers of $3.4 million and increased revenue from commercial and industrial customers of $6.0 million. The increase in residential revenues was primarily the result of a 2.2 percent increase in usage. The increase in commercial and industrial revenues was primarily the result of usage increases of 2.5 percent and 0.8 percent, respectively. Overall usage increased primarily as a result of a 0.5 percent increase in the average number of customers served. The operating revenue increase was adversely impacted by a 6.1 percent decrease in heating degree days.

Operating Expenses

Purchased power and transmission:  Purchased power and transmission expense increased $15.8 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily as a result of increased affiliated purchased power expense of $17.5 million. The increase in affiliated purchased power is due to increased volume resulting from an increased average number of customers served and price increases.

Operations and maintenance:  Operations and maintenance expense decreased $3.5 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily as a result of decreased salary and benefits expense of $2.6 million and decreased outside services expense of $1.5 million and insurance expenses related to deductibles for a February 2003 ice storm.

Depreciation and amortization:  Depreciation and amortization expense decreased $1.4 million during the three months ended March 31, 2004 as compared to the same period in 2003, primarily as a result of $1.0 million of decreased amortization related to intangible software.

Other Income, Net:  Other income, net, represents non-operating income and expenses before income taxes. Other income, net, increased $7.0 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to a $6.6 million gain from the sale of land.

Interest Expense:  Interest expense decreased $1.4 million for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to lower average debt levels resulting from the repayment of transition bonds.

Income Tax Expense

The effective income tax rates for the three months ended March 31, 2004 and 2003 were 29.3 percent and 29.5 percent, respectively.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

AGC’S RESULTS OF OPERATIONS

Income Summary

Net income increased $2.1 million primarily due to decreases in interest expense and income tax expense. Interest expense decreased $1.3 million as result of the repayment of $25.0 million and $50.0 million of long-term debt in June 2003 and September 2003, respectively. Income tax expense decreased by $0.6 million due to increased consolidated savings, increased depreciation resulting from a state tax benefit for bonus depreciation, and the receipt of a prior period refund. These items resulted in an effective income tax rate of 18.3 percent for the three months ended March 31, 2004 compared to 31.1 percent for the same period in 2003.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and acquisitions and construction programs, Allegheny and its subsidiaries have used internally generated funds (net cash provided by operations less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon anticipated cash needs, and capital structure objectives of Allegheny.

On March 8, 2004, AE and AE Supply refinanced approximately $1.7 billion the amount of long-term debt outstanding at December 31, 2003 under the Borrowing Facilities (except for the A-Notes related to AE Supply’s St. Joseph, Indiana generating project) with new borrowings in an aggregate amount of $1.55 billion. These new borrowings are comprised of secured Term B Loans and a secured Term C Loan (collectively, the “AE Supply Loans”) at AE Supply, in the aggregate amount of $750 million and $500 million, respectively, and unsecured revolving and term loan facilities at AE in the aggregate amount of $300 million (the “New AE Facility,” collectively with the AE Supply Loans, the “New Loan Facilities”). See Note 2, Long-Term Debt, above for additional information, See also Item 8, Note 3, Capitalization, to Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information concerning the refinancing and the debt covenants related to the New Loan Facilities.

Off-Balance Sheet Arrangements

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Long-Term Debt

See Note 2, Long-Term Debt, above for additional information and details regarding Allegheny’s debt. See also Item 8, Note 3, Capitalization, to Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details and discussion regarding debt covenants, refinancings and other debt issuances and redemptions.

Under the New AE Facility, AE has obtained a $300 million credit facility which is comprised of a $100 million term loan and a $200 million revolving credit facility. The revolving credit facility contains a sub-facility wherein a maximum of $100 million of letters of credit may be outstanding at any given time. At March 31,

2004, there was $100 million outstanding under the term loan and $125 million outstanding under the revolving credit facility, of which $25 million represented outstanding letters of credit. Accordingly, AE had available revolving credit capacity of $75 million, of which the entire amount was available either as revolving credit or for the issuance of letters of credit.

Allegheny has various obligations and commitments to make future cash payments under contracts such as debt instruments, lease arrangements, fuel agreements, and other contracts. The table below provides a summary of the payments due by period for these obligations and commitments as of March 31, 2004. This table does not include capacity contract commitments that were accounted for under fair value accounting, as discussed above under AE Supply’s Operating Revenues, or contingencies.

	Payments Due by Period
Contractual Obligations and Commitments (In millions)	Payments from April 1, 2004 to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Short-term debt	$53.6	$—	$—	$—	$53.6
Long-term debt *	154.3	883.4	1,166.9	3,282.4	5,487.0
Capital lease obligations	10.0	24.2	7.1	0.3	41.6
Operating lease obligations	10.2	10.3	11.9	44.2	76.6
PURPA purchased power	148.6	404.0	416.5	4,021.8	4,990.9
Fuel purchase and transportation commitments	309.3	418.9	128.1	99.8	956.1

Total	$686.0	$1,740.8	$1,730.5	$7,448.5	$11,605.8

*	Does not include unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133.

Amounts related to debt and capital lease obligations in the table above represent contractual principal repayments required without taking into account their classification on the consolidated balance sheet.

As a result of the March 8, 2004 refinancing, AE Supply’s long-term debt repayment schedule changed significantly from the amounts disclosed in Allegheny’s Annual Report on Form 10-K. The long-term repayment schedule for Monongahela, Potomac Edison, and West Penn did not change materially from the amounts reported in Allegheny’s Annual Report on Form 10-K. As of March 31, 2004, scheduled maturities of long-term debt for AE Supply (excluding unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133) were as follows:

	Payments Due by Period
(In millions)	Payments from April 1, 2004 to December 31, 2004	Payments from January 1, 2005, to December 31, 2006	Payments from January 1, 2007, to December 31, 2008	Payments from January 1, 2009, and beyond	Total
Long-term debt	$9	$26	$498	$2,431	$2,964

Allegheny’s capital expenditures, including construction expenditures, for the last nine months of 2004 and for the full year of 2005 are estimated at $237.9 million and $341.9 million, respectively, and include estimated expenditures of $55.5 million and $128.8 million, respectively, for environmental control technology. See Item 8, Note 24, Commitments and Contingencies, to AE’s 2003 Annual Report on Form 10-K for additional information. See also Note 15, Commitments and Contingencies, above.

Asset Sales

Land Sales. In January 2004, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, completed the sale of approximately 429 acres of land in Tucker County, West Virginia to Northlake II, LLC for a net sales price of $1.1 million.

In March 2004, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, completed the sale of approximately 1,542 acres of land in Tucker County, West Virginia to Middle Ridge Properties, LLC for a net sales price of $5.5 million.

Cash Flows

AE

Cash flows from operating activities for the three months ended March 31, 2004 and 2003 were $116.4 million and $78.4 million, respectively. Significant cash flows (used in) from operating activities for the three months ended March 31, included:

2004

•	$70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company; and
•	$(23.9) million in payments for contributions to AE’s pension plans and postretirement benefits other than pensions plans.

2003

•	$(47.7) million in payments to terminate various energy trading contracts.

Cash flows used in investing activities for the three months ended March 31, 2004 and 2003 were $27.9 million and $510.8 million, respectively. Significant cash flows used in investing activities for the three months ended March 31, 2003 included $318.4 million paid for the acquisition of the Springdale, Pennsylvania generating facility.

Cash flows (used in) from financing activities for the three months ended March 31, 2004 and 2003 were $(228.1) million and $579.6 million, respectively. Significant cash flows (used in) from financing activities for the three months ended March 31, included:

2004

•	$1,475.0 million in proceeds from the issuance of debt under the New Loan Facilities;
•	$28.3 million in proceeds from the issuance of debt under the Borrowing Facilities, which occurred prior to the March 2004 refinancing under the New Loan Facilities;
•	$(1,709.7) million in payments for the retirement of long-term debt, including the Borrowing Facilities; and
•	$(21.7) million in payments for costs associated with the New Loan Facilities.

2003

•	$1,977.8 million in proceeds from the issuance of debt under the Borrowing Facilities;
•	$(1,122.0) million in net payments for the repayment of short-term debt;
•	$(230.0) million in payments for the retirement of long-term debt; and
•	$(46.3) million in payments for costs associated with the Borrowing Facilities.

AE Supply

Cash flows (used in) from operating activities for the three months ended March 31, 2004 and 2003 were $95.4 million and $(58.1) million, respectively. Significant cash flows from operating activities for the three months ended March 31, 2004 included $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedge transactions. Significant cash flows used in operating activities for the three months ended March 31, 2003 included $47.7 million in payments to terminate various energy trading contracts.

Cash flows (used in) from investing activities for the three months ended March 31, 2004 and 2003 were $2.8 million and $(473.4) million, respectively. Significant cash flows used in investing activities for the three months ended March 31, 2003 included $318.4 million paid for the acquisition of the Springdale, Pennsylvania generating facility.

Cash flows (used in) from financing activities for the three months ended March 31, 2004 and 2003 were $(146.2) million and $625.8 million, respectively. Significant cash flows (used in) from financing activities for the three months ended March 31, included:

2004

•	$1,250.0 million in proceeds from the issuance of debt under the New Loan Facilities;
•	$28.3 million in proceeds from the issuance of debt under the Borrowing Facilities, which occurred prior to the March 2004 refinancing under the New Loan Facilities;
•	$(1,407.8) million in payments for the retirement of long-term debt, including the Borrowing Facilities; and
•	$(15.4) million in payments for costs associated with the New Loan Facilities.

2003

•	$1,662.8 million in proceeds from the issuance of debt under the Borrowing Facilities;
•	$(797.0) million in net payments for the repayment of short-term debt;
•	$(185.4) million in payments for the retirement of long-term debt; and
•	$(41.2) million in payments for costs associated with the Borrowing Facilities.

Monongahela

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends was $46.4 million for the three months ended March 31, 2004, compared with $91.6 million for the same period of 2003.

2004

•	$41.7 million from the decrease in materials and supplies; and
•	$15.8 million from the change in deferred energy costs, net;

2003

•	$29.7 million from the change in taxes receivable/accrued, net;
•	$28.5 million from the change in deferred investment credit and income taxes, net;
•	$25.8 million from the decrease in accounts receivable due from/payable to affiliates, net; and
•	$21.2 million from the increase in accounts payable.

During the three months ended March 31, 2004 and 2003, cash flows used in investing were $14.2 million and $17.4 million, respectively. Cash flows used in investing activities for both periods were primarily for construction expenditures.

During the three months ended March 31, 2004 and 2003, cash flows used in financing were $9.5 million and $28.8 million, respectively. Significant cash flows (used in) from financing activities included:

2004

•	$(9.4) million for cash dividends paid on capital stock.

2003

•	$(16.3) million for the retirement of notes, bonds, and other long-term debt;
•	$(10.0) million for cash dividends paid on capital stock;
•	$10.0 million from the net borrowings under short-term debt; and
•	$(12.6) million for the repayment of notes receivable issued to affiliates.

Potomac Edison

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends was $11.0 million for the three months ended March 31, 2004, compared with $25.2 million for the same period of 2003.

2004

•	$6.2 million from the change in taxes receivable/accrued, net; and
•	$7.6 million from the increase in accounts payable.

2003

•	$20.1 million from the change in taxes receivable/accrued, net.

During the three months ended March 31, 2004 and 2003, cash flows used in investing were $13.9 million and $7.1 million, respectively. Significant cash flows (used in) from investing activities included:

2004

•	$(13.9) million for construction expenditures.

2003

•	$(8.2) million for construction expenditures; and
•	$1.1 million from land sales.

During the three months ended March 31, 2004 and 2003, cash flows used in financing were $8.7 million and $17.5 million, respectively. Significant cash flows used in financing activities included:

2004

•	$8.7 million for dividends paid on common stock

2003

•	$9.0 million for dividends paid on common stock; and
•	$8.5 million for payments on notes payable to affiliates.

West Penn

Internal use of cash, consisting of cash flows from operations reduced by common and preferred dividends was $21.0 million for the three months ended March 31, 2004, compared with $9.7 million for the same period of 2003.

During the three months ended March 31, 2004 and 2003, cash used in operations was $12.4 million and $3.4 million, respectively. Significant cash flows used in operating activities included:

2004

•	$36.7 million for the increase in prepaid taxes.

2003

•	$39.9 million for the increase in prepaid taxes.

During the three months ended March 31, 2004 and 2003, cash flows from (used in) investing were $1.4 million and $(11.8) million, respectively. Significant cash flows from (used in) investing activities included:

2004

•	$6.6 million from land sales; and
•	$(4.7) million for construction expenditures.

2003

•	$(11.3) million for construction expenditures.

During the three months ended March 31, 2004 and 2003, cash flows used in financing were $28.4 million and $5.1 million, respectively. Significant cash flows (used in) from financing activities included:

2004

•	$(19.9) million for the retirement of notes, bonds, and other long-term debt; and
•	$(8.5) million for cash dividends paid on common stock.

2003

•	$21.1 million from the issuance of notes payable to affiliates;
•	$(19.8) million for the retirement of notes, bonds, and other long-term debt; and
•	$(6.3) million for cash dividends paid on common stock.

AGC

Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends was $6.5 million for the three months ended March 31, 2004, compared with $29.9 million for the same period of 2003.

During the three months ended March 31, 2004 and 2003, cash flows from operations were $12.0 million and $33.4 million, respectively. Significant cash flows from operating activities included:

2004

•	$1.7 million from the decrease in accounts receivable due from/payable to affiliates, net; and
•	$1.1 million from the increase in accounts payable.

2003

•	$16.0 million from the change in taxes receivable/accrued, net; and
•	$10.9 million from the decrease in accounts receivable due from/payable to affiliates, net.

During the three months ended March 31, 2004 and 2003, cash flows used in investing were $1.9 million and $1.3 million, respectively. Significant cash flows used in investing activities for both periods were for construction expenditures.

During the three months ended March 31, 2004 and 2003, cash flows used in financing were $5.5 million and $3.5 million, respectively. Significant cash flows (used in) from financing activities included:

2004

•	$(5.5) million for cash dividends paid on capital stock.

2003

•	$55.0 million from the issuance of notes payable to affiliates in order to fund the repayment of $(55.0) million in short-term debt; and
•	$(3.5) million for cash dividends paid on capital stock.

Financing

Debt:  For the three months ended March 31, 2004, the following issuances and redemptions of debt were made by the registrants:

(In millions)	Issuances	Redemptions
AE	$225.0	$(282.0)
AE Supply	1,278.3	(1,407.8)
West Penn	—	(19.9)

Allegheny	$1,503.3	$(1,709.7)

Short-term Debt:  Allegheny and AE Supply manage short-term obligations with cash-on-hand and amounts available under revolving credit facilities. Monongahela, Potomac Edison, and West Penn manage short-term obligations through an internal money pool or cash-on-hand. As a method to accommodate intercompany short-term borrowing needs to the extent that certain companies have funds available, the money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points.

At March 31, 2004, no registrant had access to any short-term revolving credit facilities or lines of credit with third party financial institutions, beyond those which have been utilized. As mentioned above, AE had $75 million of revolving credit available under its $200 million revolving credit facility, which is classified as long-term debt in accordance with its terms. Approximately $53.6 million of the total $55 million revolving credit facility at Monongahela is classified as current. See Item 8, Note 3, Capitalization, to Allegheny’s 2003 Annual Report on Form 10-K, for additional information.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny’s critical accounting policies have not changed materially from those reported in the 2003 Annual Report on Form 10-K.

REGULATORY MATTERS

See “Rate Matters” and “Regulatory Matters Affecting Allegheny” in Item 1 of Allegheny’s 2003 Annual Report on Form 10-K for additional information.

State Legislation and Regulatory Developments

Maryland:  The Maryland General Assembly enacted Senate Bill 869 in its recently concluded 2004 session, which, if signed by the Governor, will implement a renewable energy portfolio standard in Maryland. Beginning in 2006, or upon the expiration of the transition period for any particular customer class served by a supplier, whichever is later, retail electricity suppliers in Maryland will have to provide certain percentages of their energy supply from renewable energy resources. The legislation provides that if renewable resources are too expensive, or unavailable in quantities sufficient to meet the standard in any given year, suppliers can opt instead to pay a “compliance fee.” The legislation directs the Maryland Public Service Commission to allow standard offer service suppliers actual dollar for dollar recovery of costs incurred to comply with the legislation, including compliance fees if incurred, as described above.

Virginia:  In 2001, Potomac Edison filed an application with the Virginia State Corporation Commission (Virginia SCC) to transfer management and control of its transmission facilities to PJM. The Distribution Companies transferred functional control over their transmission systems to PJM, effective April 1, 2002. In July 2002, the Virginia SCC staff issued a report observing that Potomac Edison’s application met each of Virginia SCC’s rules for electric utilities to join a regional transmission organization (RTO), but to date a decision has not been issued. Additionally, the Virginia General Assembly, in its 2003 legislative session, enacted a bill precluding electric utility companies such as Potomac Edison from transferring ownership or control of, or responsibility to operate, any portion of any transmission system located in the Commonwealth to an RTO prior to July 1, 2004. The effect of this legislation on Potomac Edison is unclear. On April 9, 2004, the Virginia SCC issued an order directing Potomac Edison to file a cost/benefit analysis on its membership in PJM by June 18, 2004, and scheduled a hearing on the matter for September 28, 2004.

Virginia recently enacted legislation to extend its capped rate period for an additional three and one-half years (through December 31, 2010) at the current capped rate levels. The new legislation provides that electric companies that have sold or transferred their generating facilities, such as Potomac Edison, would be allowed a one-time opportunity to file for a rate increase between July 1, 2007 and December 31, 2010. The legislation also allows Potomac Edison to utilize adjustment provisions for the recovery of increases in the cost of purchased power beginning on July 1, 2007. We cannot predict what effect this new legislation might have on Potomac Edison.

Rate Matters

Transmission:  In November 2003, the FERC issued a series of orders related to transmission rate design for the PJM and Midwest regions. Specifically, the FERC found that the payment of multiple and additive (i.e., pancaked) rates for movement of power between PJM and the Midwest region is not just and reasonable. The FERC ordered the elimination of pancaked rates and the implementation of a transitional rate design for a two-year period, and ordered the parties to develop a long-term rate design solution. In a settlement submitted to the FERC on March 5, 2004, the parties have agreed to continue pancaked rates through December 1, 2004, and to forego a transitional rate design. A long-term rate design solution would be implemented on December 1, 2004. On March 22, 2004, the FERC issued an order accepting the settlement. While the long-term rate design is intended to keep transmission owners neutral with respect to transmission revenues and to minimize the shifting of costs, there is no assurance that this will be the actual result. Allegheny cannot predict the financial impact the long-term rate design will have on its transmission revenues or the Distribution Companies’ transmission costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

A summary of Allegheny’s market risks is included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2003 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny’s market risks have not changed materially from those reported in the 2003 Annual Report on Form 10-K.

As reported in the 2003 Annual Report on Form 10-K, Allegheny and AE Supply use various methods to measure their exposure to market risk on a daily basis, including a value at risk model (VaR). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of March 31, 2004 and December 31, 2003, this calculation yielded a VaR of $0.8 million and $0.2 million, respectively. The increase in the VaR during the first quarter of 2004 is primarily a result of increases in both the volatility and absolute level of forward market power prices.

ITEM 4.	CONTROLS AND PROCEDURES

In August 2002, Allegheny’s independent auditor, PricewaterhouseCoopers LLP (PwC), advised Allegheny that it considered Allegheny’s internal controls to have material weaknesses, principally relating to trading operations and related information systems. In the third quarter of 2002, Allegheny initiated a comprehensive review of its financial information. In March 2004, PwC advised Allegheny’s Audit Committee that although management has made significant progress in addressing the specific control weaknesses previously identified, not all of these deficiencies have been remedied and certain internal control material weaknesses remain. Allegheny’s management, Audit Committee, and Board of Directors are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include a focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures.

Allegheny has implemented corrective actions to mitigate the risk that its internal control deficiencies would prevent information required to be disclosed by Allegheny in its periodic reports, including this quarterly report, from being timely reported or impede the compilation and communication of information to Allegheny’s management sufficient to permit timely decisions regarding required disclosures in the financial statements and other information included in its periodic reports, including this quarterly report. These actions include the continued development and implementation of new internal control policies, processes, and procedures to identify and remediate weaknesses and improve controls. Allegheny is continuing to implement and install new transaction processing systems and to enhance existing systems for front-, middle-, and back-office areas for its energy trading operations.

Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls and will no longer need to rely on the performance of additional procedures to ensure the accuracy and completeness of its financial statements.

To address the weaknesses identified in Allegheny’s internal controls and disclosure practices, Allegheny substantially augmented and revised its procedures in connection with the preparation of its 2002 annual report, and has employed these procedures in connection with the preparation of each subsequently filed periodic report, including this quarterly report. These augmented procedures include a formal drafting group to comprehensively review, revise and update disclosures. This exercise also includes direct involvement by senior officers, including the Chief Executive Officer and the Chief Financial Officer. The principal elements of these augmented procedures have formed the basis for Allegheny’s written disclosure controls and procedures applicable to periodic reports and certain public communications.

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

The Disclosure Committee, with the participation of Allegheny’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed, in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the augmented procedures implemented by Allegheny in connection with the preparation of this report as of March 31, 2004 and found them to be effective. However, until Allegheny completes the actions described above to remedy internal controls deficiencies, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and with extensive involvement of PwC and other outside professional services firms.

For additional information, see Item 9A., Controls and Procedures, in Allegheny’s 2003 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15, Commitments and Contingencies, above, for additional information about legal proceedings. In addition, the registrants from time to time are involved in litigation and other legal disputes in the ordinary course of business.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of equity securities during the quarter covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased *	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2004	—	$—	—	—
February 1 to 29, 2004	—	—	—	—
March 1 to 31, 2004	129,308	13.47	—	—

Total	129,308	$13.47	—	—

* These purchases were made in open-market transactions by the trustee under Allegheny’s 401(k) plan to provide employer matching contributions under the plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of AE’s, Monongahela’s, Potomac Edison’s or West Penn’s security holders during the first quarter of 2004.

AGC. At the annual meeting of AGC shareholders held February 24, 2004, votes were taken for the election of directors. The total number of votes cast was 1,000 with all votes being cast for the election of the following directors: David C. Benson, Paul J. Evanson, Joseph H. Richardson, and Jeffrey D. Serkes.

AE Supply does not have equity security holders. Thus, no matters were submitted to a vote of equity security holders of AE Supply.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT INDEX

Allegheny Energy, Inc.

	Documents	Incorporation by Reference

10.1	$300,000,000 Credit Agreement, dated as of March 8, 2004, among Allegheny Energy, Inc., The Initial Lenders and Initial Issuing Bank Named Herein and CitiCorp North America, Inc.

10.2	Allegheny Energy, Inc. 2004 Non-Employee Director Stock Plan	Schedule 14A Definitive Proxy Statement of the Company (1-267), filed April 4, 2004, Annex A

10.3	Allegheny Energy, Inc. Annual Incentive Plan	Schedule 14A Definitive Proxy Statement of the Company (1-267), filed April 4, 2004, Annex B

10.4	Allegheny Energy, Inc. 1998 Long-Term Incentive Plan revised as of January 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Energy Supply Company, LLC

	Documents	Incorporation by Reference

10.1	Common Terms Agreement, dated as of March 8, 2004, among Allegheny Energy Supply Company, LLC, The Other Person Referred To Herein As Loan Parties, CitiCorp North America, Inc. and CitiBank N.A.

10.2	Amended and Restated Security and Intercreditor Agreement, dated as of March 8, 2004, among Allegheny Energy Supply Company, LLC, The Other Persons Referred To Herein As Grantors, CitiCorp North America, Inc., Law Debenture Trust Company of New York and CitiBank N.A.

10.3	$750,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2004, among Allegheny Energy Supply Company, LLC, The Financial Institutions Named Herein and CitiCorp North America, Inc.

10.4	$500,000,000 Term C Credit Agreement, dated as of March 8, 2004, among Allegheny Energy Supply Company, LLC, The Financial Institutions Named Herein and CitiCorp North America, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Monongahela Power Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

The Potomac Edison Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

West Penn Power Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Generating Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

(1)	The following companies filed or furnished reports on Form 8-K during the quarter ended March 31, 2004:

a.	AE, Inc. on January 23, 2004, Item 12, attaching Press Release announcing its financial results for the third quarter of 2003;

b.	AE, Inc. on February 9, 2004, Item 9, attaching Allegheny Energy, Inc. presentation to Citigroup 12th Annual High Yield/Leveraged Finance Conference held on February 9, 2004;

c.	AE, Inc. on February 24, 2004, Item 9, providing outage information at the Pleasants and Hatfield’s Ferry Power Stations; and

d.	AE, Inc. on March 11, 2004, Item 12 attaching Press Release announcing its financial results for the fourth quarter and full year 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.
Date: May 10, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Senior Vice President and Chief Financial Officer

ALLEGHENY ENERGY SUPPLY COMPANY, LLC
Date: May 10, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

MONONGAHELA POWER COMPANY
Date: May 10, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

THE POTOMAC EDISON COMPANY
Date: May 10, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

WEST PENN POWER COMPANY
Date: May 10, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

ALLEGHENY GENERATING COMPANY
Date: May 10, 2004	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer