Form 10-Q
period 2004-09-30
ALLEGHENY ENERGY INC
filed 2004-11-04
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

This combined Form 10-Q is separately filed by Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company. Information contained in the Form 10-Q relating to Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company is filed by each such registrant on its own behalf. Each of Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc.	Yes ☒	No ☐
Allegheny Energy Supply Company, LLC	Yes ☐	No ☒
Monongahela Power Company	Yes ☐	No ☒
The Potomac Edison Company	Yes ☐	No ☒
West Penn Power Company	Yes ☐	No ☒
Allegheny Generating Company	Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of October 29, 2004:

Allegheny Energy, Inc.	137,257,750		($1.25 par value)
Allegheny Energy Supply Company, LLC	(a	)
Monongahela Power Company	5,891,000		($50.00 par value)
The Potomac Edison Company	22,385,000		($0.01 par value)
West Penn Power Company	24,361,586		(no par value)
Allegheny Generating Company	1,000		($1.00 par value)

(a)	The registrant is a limited liability company, the interests in which are not represented by shares.

GLOSSARY

I. The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE.
AGC	Allegheny Generating Company, an unregulated generation subsidiary of AE Supply.
Allegheny	AE together with its consolidated subsidiaries.
Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of AE.
Distribution Companies	Collectively, Monongahela, Potomac Edison and West Penn. The Distribution Companies do business as “Allegheny Power.”
Monongahela	Monongahela Power Company, a regulated subsidiary of AE.
Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE.
West Penn	West Penn Power Company, a regulated subsidiary of AE.

II. The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

2003 Annual Report on Form 10-K	Annual Report on the combined Form 10-K of AE, AE Supply, Monongahela, Potomac Edison, West Penn and AGC for the year ended December 31, 2003.
Borrowing Facilities	Agreements entered into on February 25, 2003 and March 13, 2003 by AE, AE Supply, Monongahela and West Penn with various credit providers to refinance and restructure the majority of AE and AE Supply’s short-term debt, as amended.
CDWR	California Department of Water Resources.
CDWR contract	2001 power sale contract between AE Supply and the CDWR to hedge certain long-term power purchase commitments. AE Supply sold the CDWR contract and associated hedge transactions in September 2003.
Clean Air Act	Clean Air Act of 1970.
EITF	Emerging Issues Task Force.
EPA	United States Environmental Protection Agency.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission, an independent commission within the Department of Energy.
FIN	FASB Interpretation.
GAAP	Generally Accepted Accounting Principles in the United States of America.

KWh	Kilowatt-hour.
Mcf	Thousand cubic feet.
MW	Megawatt.
MWh	Megawatt-hour.
NSR	The New Source Performance Review Standards, or “New Source Review” standards under the Clean Air Act.
New AE Facility	Agreement dated March 8, 2004 among AE and various credit providers for AE’s unsecured $300 million borrowing facility. The New AE Facility is part of the New Loan Facilities.
New Loan Facilities	Agreements dated March 8, 2004 among AE, AE Supply and various credit providers to refinance and restructure the majority of the Borrowing Facilities.
PJM	PJM Interconnection, LLC, a regional transmission organization.
PLR	Provider-of-last-resort.
PUHCA	Public Utility Holding Company Act of 1935, as amended.
PURPA	Public Utility Regulatory Policies Act of 1978.
SEC	United States Securities and Exchange Commission.
SFAS	Statement of Financial Accounting Standards.
SFAS No. 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”
SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$723,279	$603,163	$2,067,624	$1,515,630
Operating expenses:
Fuel consumed in electric generation	163,136	160,635	465,940	451,735
Purchased power and transmission	85,926	81,941	246,816	249,526
Deferred energy costs, net	(1,688)	(1,554)	435	763
Operations and maintenance	190,213	210,203	623,855	773,829
Depreciation and amortization	75,057	75,887	222,894	212,704
Taxes other than income taxes	51,552	47,099	149,665	147,904

Total operating expenses	564,196	574,211	1,709,605	1,836,461

Operating income (loss)	159,083	28,952	358,019	(320,831)
Other income, net (Note 12)	3,115	15,093	15,598	96,454
Interest expense and preferred dividends:
Interest expense	90,112	114,875	300,978	306,542
Preferred dividend requirements of subsidiary	1,259	1,259	3,778	3,778

Total interest expense and preferred dividends	91,371	116,134	304,756	310,320

Income (loss) from continuing operations before income taxes and minority interest	70,827	(72,089)	68,861	(534,697)
Income tax expense (benefit) from continuing operations	26,126	(23,711)	25,196	(222,298)
Minority interest in net loss of subsidiaries	(5,943)	(1,537)	(4,804)	(9,122)

Income (loss) from continuing operations	50,644	(46,841)	48,469	(303,277)
Loss from discontinued operations, net of tax (Note 4)	(427,487)	(4,156)	(431,489)	(17,283)

Loss before cumulative effect of accounting changes	(376,843)	(50,997)	(383,020)	(320,560)
Cumulative effect of accounting changes, net of taxes of $12,974	—	—	—	(20,765)

Net loss	$(376,843)	$(50,997)	$(383,020)	$(341,325)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.40	$(0.37)	$0.38	$(2.39)
Loss from discontinued operations, net	(3.36)	(0.03)	(3.40)	(0.14)
Cumulative effect of accounting changes, net	—	—	—	(0.16)

Net loss per common share	$(2.96)	$(0.40)	$(3.02)	$(2.69)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.37	$(0.37)	$0.38	$(2.39)
Loss from discontinued operations, net	(2.77)	(0.03)	(3.35)	(0.14)
Cumulative effect of accounting changes, net	—	—	—	(0.16)

Net loss per common share	$(2.40)	$(0.40)	$(2.97)	$(2.69)

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(383,020)	$(341,325)
Adjustments for discontinued operations and noncash charges and (credits):
Loss from discontinued operations, net	431,489	—
Cumulative effect of accounting changes, net	—	20,765
Reapplication of SFAS No. 71	—	(75,824)
Depreciation and amortization	222,894	243,124
(Gain) loss on asset sales and disposals	(12,262)	21,334
Minority interest	(4,804)	(9,122)
Deferred investment credit and income taxes, net	21,525	(159,600)
Unrealized losses on commodity contracts, net	10,735	483,811
Other, net	69,337	(9,274)
Changes in certain assets and liabilities:
Accounts receivable, net	34,315	159,304
Materials and supplies	9,622	(38,163)
Taxes receivable/accrued, net	(16,886)	181,433
Prepaid taxes	(12,132)	(16,252)
Collateral deposits	(60,655)	(59,238)
Accounts payable	(20,605)	(40,025)
Interest accrued	28,939	22,447
Purchased options	(1,583)	10,053
Commodity contract termination costs	(259)	(47,706)
Other, net	15,183	(24,195)

Net cash from operating activities	331,833	321,547

Cash Flows Used In Investing Activities:
Capital expenditures	(199,238)	(205,604)
Acquisition of electric generating facility	—	(318,435)
Proceeds from sale of businesses and assets	14,070	55,894
Decrease (increase) in restricted funds	8,305	(34,175)
Other investments	2,123	9,150

Net cash used in investing activities	(174,740)	(493,170)

Cash Flows (Used in) From Financing Activities:
Net repayments of short-term debt	(53,610)	(1,131,966)
Issuance of long-term debt	1,594,921	2,317,257
Retirement of long-term debt	(1,994,315)	(417,797)

Net cash (used in) from financing activities	(453,004)	767,494

Net (decrease) increase in cash and cash equivalents	(295,911)	595,871
Cash and cash equivalents at beginning of period	528,612	204,231

Cash and cash equivalents at end of period	$232,701	$800,102

Supplemental cash flow information:
Cash paid for interest	$244,813	$264,899

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$232,701	$528,612
Accounts receivable:
Customer	168,594	203,801
Unbilled utility revenues	120,506	172,891
Wholesale and other	47,296	46,257
Allowance for uncollectible accounts	(20,564)	(29,329)
Materials and supplies	102,209	109,651
Fuel, including stored gas	44,626	98,097
Deferred income taxes	42,634	44,610
Prepaid taxes	54,129	46,405
Assets held for sale (Note 4)	128,778	—
Collateral deposits	111,830	51,175
Commodity contracts	21,828	24,390
Restricted funds	36,722	120,873
Regulatory assets	36,697	68,665
Other	20,099	31,186

Total current assets	1,148,085	1,517,284

Property, Plant and Equipment:
Generation	5,617,289	6,597,195
Transmission	1,006,984	1,010,062
Distribution	3,326,694	3,549,813
Other	463,454	525,092
Accumulated depreciation	(4,280,753)	(4,377,917)

Subtotal	6,133,668	7,304,245
Construction work in progress	174,992	149,232

Total property, plant and equipment	6,308,660	7,453,477

Investments and Other Assets:
Assets held for sale (Note 4)	508,353	—
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	30,562	51,479
Intangible assets	34,604	41,710
Other	45,634	45,007

Total investments and other assets	986,440	505,483

Deferred Charges:
Commodity contracts	4,829	5,536
Regulatory assets	569,039	577,691
Other	63,548	112,425

Total deferred charges	637,416	695,652

Total Assets	$9,080,601	$10,171,896

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$53,610
Long-term debt due within one year	388,496	544,843
Accounts payable	234,233	281,514
Accrued taxes	72,624	98,227
Commodity contracts	53,450	41,486
Regulatory liabilities	557	2,229
Liabilities associated with assets held for sale (Note 4)	17,122	—
Other	237,931	259,034

Total current liabilities	1,004,413	1,280,943

Long-term Debt (Note 2)	4,823,501	5,127,437
Deferred Credits and Other Liabilities:
Commodity contracts	59,446	61,125
Investment tax credit	85,091	89,826
Deferred income taxes	616,106	860,323
Obligations under capital leases	26,295	32,483
Regulatory liabilities	446,735	436,118
Adverse power purchase commitments	205,560	218,105
Liabilities associated with assets held for sale (Note 4)	104,864	—
Other	477,834	462,220

Total deferred credits and other liabilities	2,021,931	2,160,200

Commitments and Contingencies (Note 16)
Minority Interest	20,732	13,457
Preferred Stock of Subsidiary	74,000	74,000
Common Stockholders’ Equity:
Common stock	159,079	158,761
Other paid-in capital	1,453,665	1,447,830
Retained (deficit) earnings	(380,111)	2,910
Treasury stock	(1,438)	(1,438)
Accumulated other comprehensive loss	(95,171)	(92,204)

Total common stockholders’ equity	1,136,024	1,515,859

Total Liabilities and Stockholders’ Equity	$9,080,601	$10,171,896

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$345,502	$224,190	$961,452	$400,396
Operating expenses:
Fuel consumed in electric generation	129,412	123,897	369,621	346,721
Purchased power and transmission	26,689	25,824	74,987	86,869
Operations and maintenance	66,412	82,614	241,281	364,486
Depreciation and amortization	27,705	26,994	82,411	73,294
Taxes other than income taxes	12,667	11,741	35,174	40,844

Total operating expenses	262,885	271,070	803,474	912,214

Operating income (loss)	82,617	(46,880)	157,978	(511,818)
Other income, net (Note 12)	288	689	1,173	240
Interest expense	47,248	69,579	166,955	183,263

Income (loss) from continuing operations before income taxes and minority interest	35,657	(115,770)	(7,804)	(694,841)
Income tax expense (benefit) from continuing operations	7,938	(41,275)	(14,893)	(280,018)
Minority interest in net income of subsidiaries	1,546	1,429	4,488	3,617

Income (loss) from continuing operations	26,173	(75,924)	2,601	(418,440)
Loss from discontinued operations, net of tax (Note 4)	(402,344)	(2,486)	(416,181)	(25,237)

Loss before cumulative effect of accounting changes	(376,171)	(78,410)	(413,580)	(443,677)
Cumulative effect of accounting changes, net of taxes of $12,131	—	—	—	(19,533)

Net loss	$(376,171)	$(78,410)	$(413,580)	$(463,210)

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(413,580)	$(463,210)
Adjustments for discontinued operations and noncash charges and (credits):
Loss from discontinued operations, net	416,181	—
Cumulative effect of accounting changes, net	—	19,533
Depreciation and amortization	82,411	96,232
(Gain) loss on asset sales and disposals	(5,000)	32,802
Minority interest in AGC	4,488	3,617
Deferred investment credit and income taxes, net	8,671	(113,567)
Unrealized losses on commodity contracts, net	13,742	479,419
Other, net	45,782	22,368
Changes in certain assets and liabilities:
Accounts receivable, net	(5,420)	53,766
Materials and supplies	9,799	4,017
Taxes receivable/accrued, net	(2,682)	77,192
Collateral deposits	(69,969)	(59,238)
Accounts payable	(15,425)	(58,566)
Accounts payable to affiliates, net	22,817	(32,290)
Interest accrued	24,147	16,713
Purchased options	(1,583)	10,053
Commodity contract termination costs	(259)	(47,706)
Other, net	8,497	(11,962)

Net cash from operating activities	122,617	29,173

Cash Flows Used in Investing Activities:
Capital expenditures	(76,108)	(86,694)
Acquisition of electric generating facility	—	(318,435)
Proceeds from sale of assets	5,000	45,835
Decrease (increase) in restricted funds	20,338	(31,663)
Other Investments	—	9,452

Net cash used in investing activities	(50,770)	(381,505)

Cash Flows (Used in) From Financing Activities:
Net repayments of short-term debt	—	(796,966)
Issuance of long-term debt	1,261,040	1,675,219
Retirement of long-term debt	(1,414,022)	(247,264)
Parent company contribution	189,400	23,448
Return of parent company contribution	—	(12,674)
Cash dividends paid to parent	(189,400)	—
Cash dividends paid to minority shareholder in AGC	(2,871)	(2,412)

Net cash (used in) from financing activities	(155,853)	639,351

Net (decrease) increase in cash and cash equivalents	(84,006)	287,019
Cash and cash equivalents at beginning of period	251,216	58,862

Cash and cash equivalents at end of period	$167,210	$345,881

Supplemental cash flow information:
Cash paid for interest	$125,156	$163,316

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$167,210	$251,216
Accounts receivable:
Wholesale and other	26,069	20,945
Allowance for uncollectible accounts	(2,608)	(2,903)
Materials and supplies	49,114	54,791
Fuel	31,413	37,794
Deferred income taxes	24,603	15,317
Prepaid taxes	18,949	16,938
Assets held for sale (Note 4)	2,928	—
Commodity contracts	26,071	31,640
Collateral deposits	121,144	51,175
Restricted funds	11,320	107,504
Other	7,054	12,264

Total current assets	483,267	596,681

Property, Plant and Equipment:
Generation	4,645,889	5,656,369
Transmission	77,777	78,233
Other	15,150	15,615
Accumulated depreciation	(2,197,590)	(2,200,197)

Subtotal	2,541,226	3,550,020
Construction work in progress	101,325	68,276

Total property, plant and equipment	2,642,551	3,618,296

Investments and Other Assets:
Assets held for sale (Note 4)	325,019	—
Goodwill	367,287	367,287
Investments in unconsolidated affiliate	26,168	27,038
Other	18,771	18,025

Total investments and other assets	737,245	412,350

Deferred Charges:
Commodity contracts	4,829	5,536
Deferred income taxes	68,617	—
Other	37,481	74,619

Total deferred charges	110,927	80,155

Total Assets	$3,973,990	$4,707,482

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Long-term debt due within one year	$12,391	$350,000
Accounts payable	118,404	133,244
Accounts payable to affiliates, net	32,698	9,310
Accrued taxes	20,230	22,912
Commodity contracts	53,450	41,486
Accrued interest	56,256	32,109
Other	16,162	82,304

Total current liabilities	309,591	671,365

Long-term Debt (Note 2)	3,037,069	2,834,479
Deferred Credits and Other Liabilities:
Commodity contracts	59,446	61,125
Investment tax credit	57,760	59,434
Deferred income taxes	—	171,294
Other	116,276	98,344

Total deferred credits and other liabilities	233,482	390,197

Commitments and Contingencies (Note 16)
Minority Interest	44,251	42,669
Members’ Equity	349,597	768,772

Total Liabilities and Members’ Equity	$3,973,990	$4,707,482

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$171,239	$179,566	$511,662	$536,988
Operating expenses:
Fuel consumed in electric generation	31,080	36,739	88,799	105,015
Purchased power and transmission	47,633	44,570	140,171	138,068
Operations and maintenance	48,922	57,993	166,214	178,933
Depreciation and amortization	16,675	16,985	49,276	47,434
Taxes other than income taxes	13,107	10,882	38,127	31,493

Total operating expenses	157,417	167,169	482,587	500,943

Operating income	13,822	12,397	29,075	36,045
Other income, net (Note 12)	1,638	2,006	6,379	67,650
Interest expense	11,014	10,452	32,413	32,733

Income from continuing operations before income taxes	4,446	3,951	3,041	70,962
Income tax (benefit) expense from continuing operations	(2,773)	(3,190)	(1,236)	10,707

Income from continuing operations	7,219	7,141	4,277	60,255
(Loss) income from discontinued operations, net of tax (Note 4)	(25,171)	(1,668)	(15,340)	7,956

(Loss) income before cumulative effect of accounting change	(17,952)	5,473	(11,063)	68,211
Cumulative effect of accounting change, net of tax of $314	—	—	—	(456)

Net (loss) income	$(17,952)	$5,473	$(11,063)	$67,755

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net (loss) income	$(11,063)	$67,755
Adjustments for discontinued operations and noncash charges and (credits):
Loss from discontinued operations, net	15,340	—
Cumulative effect of accounting change, net	—	456
Reapplication of SFAS No. 71	—	(61,724)
Depreciation and amortization	49,276	54,917
Deferred investment credit and income taxes, net	34,236	33,525
Deferred energy costs, net	—	(31,409)
Other, net	243	(338)
Changes in certain assets and liabilities:
Accounts receivable, net	(63)	40,540
Materials and supplies	(1,427)	(41,233)
Taxes receivable/accrued, net	(32,402)	252
Prepaid taxes	(3,504)	(4,664)
Accounts payable	(3,604)	(9,405)
Accounts payable to affiliates, net	29,277	31,251
Interest accrued	4,170	3,337
Other, net	1,873	848

Net cash from operating activities	82,352	84,108

Cash Flows Used In Investing Activities:
Capital expenditures	(41,107)	(52,701)
Proceeds from land sales	153	—
Contribution to affiliate	—	(9,188)

Net cash used in investing activities	(40,954)	(61,889)

Cash Flows Used In Financing Activities:
Notes receivable from affiliates	(30,131)	8,503
Net (repayments) borrowings under short-term debt	(53,610)	53,610
Issuance of long-term debt	117,334	—
Retirement of long-term debt	(66,316)	(59,736)
Cash dividends paid on capital stock:
Preferred stock	(3,778)	(3,778)
Common stock	(22,209)	(26,568)

Net cash used in financing activities	(58,710)	(27,969)

Net decrease in cash and cash equivalents	(17,312)	(5,750)
Cash and cash equivalents at beginning of period	43,971	55,163

Cash and cash equivalents at end of period	$26,659	$49,413

Supplemental cash flow information:
Cash paid for interest	$26,523	$26,727

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$26,659	$43,971
Accounts receivable:
Customer	42,666	58,991
Unbilled utility revenues	30,564	59,483
Wholesale and other	5,187	6,202
Allowance for uncollectible accounts	(2,749)	(4,955)
Note receivable from affiliate	30,131	—
Materials and supplies	17,108	18,722
Fuel, including stored gas	12,906	60,303
Taxes receivable	28,502	—
Prepaid taxes	23,323	24,227
Assets held for sale (Note 4)	125,850	—
Regulatory assets	3,502	33,351
Other	5,376	8,582

Total current assets	349,025	308,877

Property, Plant and Equipment:
Generation	928,820	932,827
Transmission	288,716	294,616
Distribution	935,594	1,230,006
Other	81,218	127,555
Accumulated depreciation	(856,136)	(1,024,285)

Subtotal	1,378,212	1,560,719
Construction work in progress	27,020	34,940

Total property, plant and equipment	1,405,232	1,595,659

Investments and Other Assets:
Assets held for sale (Note 4)	171,865	—
Investment in AGC	44,251	42,634
Other	3,959	10,319

Total investments and other assets	220,075	52,953

Deferred Charges:
Regulatory assets	102,098	102,705
Other	14,034	12,876

Total deferred charges	116,132	115,581

Total Assets	$2,090,464	$2,073,070

See accompanying Combined Notes to Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$53,610
Long-term debt due within one year	—	3,348
Accounts payable	36,265	57,517
Accounts payable to affiliates, net	23,662	28,561
Accrued taxes	31,363	43,980
Deferred income taxes	8,436	14,711
Interest accrued	14,855	12,169
Liabilities associated with assets held for sale (Note 4)	64,575	—
Other	24,564	19,523

Total current liabilities	203,720	233,419

Long-term Debt (Note 2)	683,950	715,501
Deferred Credits and Other Liabilities:
Investment tax credit	3,127	4,738
Non-current income taxes payable	45,671	45,671
Deferred income taxes	224,623	192,161
Obligations under capital leases	9,664	12,221
Regulatory liabilities	241,190	233,989
Notes payable to affiliate	—	14,484
Liabilities associated with assets held for sale (Note 4)	104,864	—
Other	22,845	33,427

Total deferred credits and other liabilities	651,984	536,691

Commitments and Contingencies (Note 16)
Preferred Stock	74,000	74,000
Common Stockholder’s Equity:
Common stock	294,550	294,550
Other paid-in capital	110,866	110,492
Retained earnings	71,284	108,333
Accumulated other comprehensive income	110	84

Total common stockholder’s equity	476,810	513,459

Total Liabilities and Stockholder’s Equity	$2,090,464	$2,073,070

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$224,440	$218,270	$688,320	$680,035
Operating expenses:
Purchased power and transmission	160,210	156,553	482,174	483,534
Deferred energy costs, net	(1,688)	(1,554)	435	763
Operations and maintenance	27,022	25,235	79,736	83,806
Depreciation and amortization	10,020	9,703	29,572	28,658
Taxes other than income taxes	8,906	8,296	25,538	24,117

Total operating expenses	204,470	198,233	617,455	620,878

Operating income	19,970	20,037	70,865	59,157
Other income, net (Note 12)	2,091	628	5,001	19,394
Interest expense	7,925	7,699	23,377	23,319

Income before income taxes and cumulative effect of accounting change	14,136	12,966	52,489	55,232
Income tax expense	8,442	3,671	21,997	16,294

Income before cumulative effect of accounting change	5,694	9,295	30,492	38,938
Cumulative effect of accounting change, net of taxes of $50	—	—	—	(79)

Net income	$5,694	$9,295	$30,492	$38,859

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$30,492	$38,859
Cumulative effect of accounting change, net	—	79

Income before cumulative effect of accounting change	30,492	38,938
Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	—	(14,100)
Depreciation and amortization	29,572	28,658
Gain on land sales	(376)	(1,885)
Deferred investment credit and income taxes, net	14,274	10,275
Other, net	1,318	1,301
Changes in certain assets and liabilities:
Accounts receivable, net	9,448	17,392
Materials and supplies	(1,344)	379
Taxes receivable/accrued net	(3,440)	13,475
Accounts payable	(2,482)	9,025
Accounts payable to affiliates, net	(4,722)	(5,242)
Interest accrued	5,763	5,763
Other, net	15,676	(1,435)

Net cash from operating activities	94,179	102,544

Cash Flows Used In Investing Activities:
Capital expenditures	(48,018)	(38,750)
Proceeds from land sales	635	1,087
Increase in restricted funds	(7,414)	—

Net cash used in investing activities	(54,797)	(37,663)

Cash Flows Used in Financing Activities:
Note receivable from affiliate	(27,761)	—
Note payable to affiliate	—	(8,500)
Cash dividends paid on common stock	(28,877)	(22,385)

Net cash used in financing activities	(56,638)	(30,885)

Net (decrease) increase in cash and cash equivalents	(17,256)	33,996
Cash and cash equivalents at beginning of period	31,790	3,169

Cash and cash equivalents at end of period	$14,534	$37,165

Supplemental cash flow information:
Cash paid for interest	$16,804	$16,756

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BA LANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$14,534	$31,790
Accounts receivable:
Customer	53,855	49,157
Unbilled utility revenues	32,289	45,099
Wholesale and other	5,340	6,358
Allowance for uncollectible accounts	(2,912)	(2,590)
Note receivable from affiliate	27,761	—
Materials and supplies	14,487	13,143
Taxes receivable	11,147	11,607
Deferred income taxes	2,226	3,596
Prepaid taxes	5,985	5,102
Other	9,748	5,691

Total current assets	174,460	168,953

Property, Plant and Equipment:
Transmission	318,629	315,762
Distribution	1,144,409	1,100,894
Other	74,855	91,720
Accumulated depreciation	(463,121)	(445,303)

Subtotal	1,074,772	1,063,073
Construction work in progress	19,908	21,865

Total property, plant and equipment	1,094,680	1,084,938

Other Assets:
Assets held for sale (Note 4)	11,707	—
Other	9,517	9,119

Total other assets	21,224	9,119

Deferred Charges:
Regulatory assets	67,357	68,392
Other	4,868	10,322

Total deferred charges	72,225	78,714

Total Assets	$1,362,589	$1,341,724

See accompanying Combined Notes to Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$22,002	$24,484
Accounts payable to affiliates, net	45,074	49,667
Accrued taxes	6,243	10,143
Interest accrued	10,772	5,009
Regulatory liabilities	557	2,229
Other	28,607	16,565

Total current liabilities	113,255	108,097

Long-term Debt (Note 2)	416,426	416,255
Deferred Credits and Other Liabilities:
Investment tax credit	6,861	7,599
Non-current income taxes payable	57,561	57,561
Deferred income taxes	177,872	163,745
Obligations under capital leases	6,790	8,492
Regulatory liabilities	167,594	163,042
Other	8,515	10,835

Total deferred credits and other liabilities	425,193	411,274

Commitments and Contingencies (Note 16)
Stockholder’s Equity:
Common stock	224	224
Other paid-in capital	221,144	221,144
Retained earnings	186,346	184,730
Accumulated other comprehensive income	1	—

Total stockholder’s equity	407,715	406,098

Total Liabilities and Stockholder’s Equity	$1,362,589	$1,341,724

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$289,239	$282,301	$873,067	$847,831
Operating expenses:
Purchased power and transmission	179,557	166,658	544,663	503,398
Operations and maintenance	37,308	35,771	110,838	116,958
Depreciation and amortization	18,596	21,424	55,848	61,149
Taxes other than income taxes	16,435	15,915	49,616	50,643

Total operating expenses	251,896	239,768	760,965	732,148

Operating income	37,343	42,533	112,102	115,683
Other income, net (Note 12)	583	13,763	9,015	15,901
Interest expense	7,206	9,640	24,570	30,207

Income before income taxes and cumulative effect of accounting change	30,720	46,656	96,547	101,377
Income tax expense	8,847	15,526	28,732	32,980

Income before cumulative effect of accounting change	21,873	31,130	67,815	68,397
Cumulative effect of accounting change, net of taxes of $474	—	—	—	(690)

Net income	$21,873	$31,130	$67,815	$67,707

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$67,815	$67,707
Cumulative effect of accounting change, net	—	690

Income before cumulative effect of accounting change	67,815	68,397
Adjustments for noncash charges and (credits):
Depreciation and amortization	55,848	61,149
Amortization of adverse power purchase contract	(13,531)	(14,298)
Gain on land sales	(6,779)	(9,583)
Deferred investment credit and income taxes, net	11,025	3,122
Other, net	1,056	488
Changes in certain assets and liabilities:
Accounts receivable, net	14,942	22,583
Materials and supplies	(1,636)	(1,361)
Taxes receivable/accrued net	(25,083)	(3,586)
Prepaid taxes	(5,690)	(9,079)
Accounts payable	(1,500)	10,935
Accounts payable to affiliates, net	2,486	(2,942)
Other, net	(401)	(1,445)

Net cash from operating activities	98,552	124,380

Cash Flows Used in Investing Activities:
Capital expenditures	(35,040)	(27,219)
Proceeds from land sales	8,282	9,726
Increase in restricted funds	(959)	(1,975)

Net cash used in investing activities	(27,717)	(19,468)

Cash Flows Used in Financing Activities:
Note payable to affiliate	44,600	—
Retirement of long-term debt	(139,996)	(57,441)
Cash dividends paid on common stock	(33,863)	(29,234)

Net cash used in financing activities	(129,259)	(86,675)

Net (decrease) increase in cash and cash equivalents	(58,424)	18,237
Cash and cash equivalents at beginning of period	69,453	37,737

Cash and cash equivalents at end of period	$11,029	$55,974

Supplemental cash flow information:
Cash paid for interest	$22,235	$26,040

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$11,029	$69,453
Accounts receivable:
Customer	69,804	71,793
Unbilled utility revenues	57,654	68,310
Wholesale and other	2,947	4,334
Allowance for uncollectible accounts	(11,904)	(10,985)
Materials and supplies	17,820	16,184
Taxes receivable	12,200	—
Deferred income taxes	12,333	9,723
Prepaid taxes	5,690	—
Regulatory assets	33,195	35,314
Other	18,520	17,477

Total current assets	229,288	281,603

Property, Plant and Equipment:
Transmission	321,863	321,451
Distribution	1,245,466	1,217,687
Other	226,115	230,240
Accumulated depreciation	(727,356)	(690,025)

Subtotal	1,066,088	1,079,353
Construction work in progress	24,100	22,183

Total property, plant and equipment	1,090,188	1,101,536

Other Assets	6,926	6,563
Deferred Charges:
Regulatory assets	390,693	397,517
Other	6,869	8,117

Total deferred charges	397,562	405,634

Total Assets	$1,723,964	$1,795,336

See accompanying Combined Notes to Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Long-term debt due within one year	$72,955	$157,714
Note payable to affiliate	44,600	—
Accounts payable	28,047	29,547
Accounts payable to affiliates, net	64,817	62,769
Accrued taxes	4,311	17,193
Interest accrued	2,780	1,963
Adverse power purchase commitments	17,056	18,042
Other	28,666	20,121

Total current liabilities	263,232	307,349

Long-term Debt (Note 2)	297,480	352,648
Deferred Credits and Other Liabilities:
Investment tax credit	17,344	18,055
Non-current income taxes payable	45,431	45,431
Deferred income taxes	298,562	283,681
Obligations under capital leases	7,506	9,453
Regulatory liabilities	13,171	13,675
Adverse power purchase commitments	205,560	218,105
Other	12,999	18,257

Total deferred credits and other liabilities	600,573	606,657

Commitments and Contingencies (Note 16)
Stockholder’s Equity:
Common stock	65,842	65,842
Other paid-in capital	248,407	248,407
Retained earnings	248,302	214,349
Accumulated other comprehensive income	128	84

Total stockholder’s equity	562,679	528,682

Total Liabilities and Stockholder’s Equity	$1,723,964	$1,795,336

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$17,002	$17,997	$52,043	$52,434
Operating expenses:
Operations and maintenance	1,312	1,381	4,729	4,092
Depreciation	4,313	4,251	12,815	12,787
Taxes other than income taxes	812	855	2,436	2,564

Total operating expenses	6,437	6,487	19,980	19,443

Operating income	10,565	11,510	32,063	32,991
Other income, net (Note 12)	30	31	66	155
Interest expense	2,109	2,925	6,406	10,109

Income before income taxes	8,486	8,616	25,723	23,037
Income tax expense	1,757	2,397	6,188	7,292

Net income	$6,729	$6,219	$19,535	$15,745

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$19,535	$15,745
Adjustments for noncash charges and (credits):
Depreciation	12,815	12,787
Deferred investment credit and income taxes, net	(4,528)	(4,658)
Other, net	214	628
Changes in certain assets and liabilities:
Accounts receivable due from/payable to affiliates, net	4,933	13,096
Materials and supplies	913	(82)
Taxes receivable/accrued, net	258	13,598
Accounts payable	—	1
Interest accrued	(1,719)	(2,281)
Other, net	593	145

Net cash from operating activities	33,014	48,979

Cash Flows Used in Investing Activities:
Capital expenditures	(7,045)	(3,863)

Cash Flows Used in Financing Activities:
Note payable to parent	(10,000)	30,000
Net repayments of short-term debt	—	(55,000)
Retirement of long-term debt	—	(50,000)
Parent company contribution	—	40,000
Cash dividends paid on common stock	(12,500)	(10,500)

Net cash used in financing activities	(22,500)	(45,500)

Net increase (decrease) in cash and cash equivalents	3,469	(384)
Cash and cash equivalents at beginning of period	2,272	2,104

Cash and cash equivalents at end of period	$5,741	$1,720

Supplemental cash flow information:
Cash paid for interest	$6,875	$10,158

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,741	$2,272
Accounts receivable from affiliates, net	—	1,254
Materials and supplies	1,381	2,294
Other	21	269

Total current assets	7,143	6,089

Property, Plant and Equipment:
Generation	782,417	782,643
Transmission	43,642	44,097
Other	3,240	3,542
Accumulated depreciation	(299,535)	(295,127)

Subtotal	529,764	535,155
Construction work in progress	11,566	11,945

Total property, plant and equipment	541,330	547,100

Deferred Charges:
Regulatory assets	8,890	9,076
Other	104	108

Total deferred charges	8,994	9,184

Total Assets	$557,467	$562,373

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS (continued)

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable to affiliates, net	$3,962	$—
Accrued taxes	2,667	2,409
Interest accrued	573	2,292
Other	343	283

Total current liabilities	7,545	4,984

Long-term Debt :
Long-term debt (Note 2)	99,385	99,360
Long-term note payable to parent	20,000	30,000

Total long-term debt	119,385	129,360

Deferred Credits and Other Liabilities:
Investment tax credit	38,923	39,913
Non-current income taxes payable	17,543	17,543
Deferred income taxes	156,658	159,565
Regulatory liabilities	24,781	25,412

Total deferred credits and other liabilities	237,905	242,433

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock	1	1
Other paid-in capital	172,669	172,669
Retained earnings	19,962	12,926

Total stockholders’ equity	192,632	185,596

Total Liabilities and Stockholders’ Equity	$557,467	$562,373

See accompanying Combined Notes to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

The notes to the financial statements that follow are a combined presentation for Allegheny and its consolidated subsidiaries, including its subsidiary registrants. The following chart indicates the registrants to which each footnote applies:

Note		Allegheny	AE Supply	Monongahela	Potomac Edison	West Penn	AGC
1.	Basis of Presentation	X	X	X	X	X	X
2.	Long-Term Debt	X	X	X	X	X	X
3.	Wholesale Energy Activities	X	X
4	Assets Held for Sale and Discontinued Operations	X	X	X	X
5.	Goodwill and Intangible Assets	X	X	X	X	X	X
6.	Pension Benefits and Postretirement Benefits Other Than Pensions	X	X	X	X	X
7.	Derivative Instruments and Hedging Activities	X	X
8.	Comprehensive Income (Loss)	X	X	X	X	X
9.	Business Segments	X		X
10.	Accounting for the Effects of Price Deregulation	X		X	X	X
11.	Income (Loss) Per Share	X
12.	Other Income and Expenses, Net	X	X	X	X	X	X
13.	Asset Retirement Obligations	X	X	X	X	X
14.	Guarantees and Letters of Credit	X	X		X
15.	Variable Interest Entities	X	X		X	X
16.	Commitments and Contingencies	X	X	X	X	X	X
17	Generating Unit Outages	X	X	X
18.	OVEC Transaction	X	X
19.	Subsequent Events	X	X

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the 2003 Annual Report on Form 10-K.

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2004 and 2003, cash flows for the nine months ended September 30, 2004 and 2003 and financial position at September 30, 2004 and December 31, 2003. Because of the seasonal nature of Allegheny’s utility operations at Monongahela, Potomac Edison and West Penn, results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in the 2003 Annual Report on Form 10-K. Certain other amounts in the December 31, 2003 Balance Sheets and the September 30, 2003 Statements of Operations and Cash Flows have been reclassified for comparative purposes.

Allegheny’s consolidated 2004 interim results of operations include adjustments to correct accounting errors made during the current and prior years. These adjustments increased Allegheny’s consolidated net loss by $7.9 million and $4.1 million for the three and nine months ended September 30, 2004, respectively.

Monongahela’s 2004 interim results of operations also include adjustments to correct accounting errors made during the current and prior years. These adjustments increased Monongahela’s net loss for the three months ended September 30, 2004 by $3.4 million and decreased Monongahela’s net loss for the nine months ended September 30, 2004 by $2 million.

During the third quarter of 2004, Allegheny and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Statements of Operations for all periods presented. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the accompanying balance sheets subsequent to the date that held for sale criteria were met.

Federal and State Income Taxes. The provision for income tax expense for earnings from operations, and/or the income tax benefit for losses from operations, results in an effective income tax rate that differs from the federal statutory rate of 35%, principally due to state income taxes, tax credits, the effects of utility rate making and certain non-deductible expenses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for Allegheny’s subsidiaries, depending on the level of pre-tax profitability.

Stock-Based Compensation. AE maintains certain stock-based employee compensation arrangements, which are described in greater detail in Item 8, Note 17, Stock-based Compensation, in the 2003 Annual Report on Form 10-K. These arrangements include AE’s Long-Term Incentive Plan, under which stock option awards, restricted share awards and performance awards may be granted. Options to purchase approximately 0.4 million and 5.8 million shares of AE’s common stock were granted under the Long-Term Incentive Plan during the three and nine months ended September 30, 2004, respectively.

AE issued 10,800 shares of its common stock under its Non-Employee Director Stock Plan (Director Plan) during October 2004. An additional 8,400 shares under the Director Plan were deferred by directors pursuant to the terms of the Director Plan.

Through July 2, 2004, Allegheny recorded compensation expense related to stock units issued to certain of its executive officers using the variable method of accounting. On that date, Allegheny received authorization from the SEC to settle stock units in shares of AE’s common stock as such units vest. As a result, Allegheny began recording compensation expense relating to stock unit awards using the fixed method of accounting effective July 3, 2004.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Allegheny accounts for stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock option based compensation expense has been recognized in consolidated net loss, because all options granted under the Long-Term Incentive Plan had an exercise price equal to the market price of the underlying stock on the date of grant. The following table illustrates the effect on consolidated net loss and loss per share as if Allegheny had recorded compensation expense for stock options determined under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Consolidated net loss, as reported	$(376.8)	$(51.0)	$(383.0)	$(341.3)
Add:
Stock-based employee compensation expense included in consolidated net loss, net of related tax effects	1.2	2.2	10.0	2.4
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.5)	(2.4)	(13.8)	(2.9)

Consolidated net loss, pro forma	$(378.1)	$(51.2)	$(386.8)	$(341.8)

Basic loss per share:
As reported	$(2.96)	$(0.40)	$(3.02)	$(2.69)
Pro forma	$(2.97)	$(0.40)	$(3.05)	$(2.70)
Diluted loss per share:
As reported	$(2.40)	$(0.40)	$(2.97)	$(2.69)
Pro forma	$(2.41)	$(0.40)	$(3.00)	$(2.70)

NOTE 2:	LONG-TERM DEBT

The New AE Facility is a $300 million credit facility comprised of a $100 million term loan and a $200 million revolving credit facility. Debt outstanding under the New AE Facility is accounted for as long-term debt, because there are no scheduled repayments of this debt during the twelve months following September 30, 2004. The revolving credit facility contains a sub-facility under which a maximum of $100 million of letters of credit may be outstanding at any given time. At September 30, 2004, the full amount of the $100 million term loan was outstanding, and $33.4 million was outstanding under the revolving credit facility, of which $25.4 million represented outstanding letters of credit. Accordingly, AE had available revolving credit capacity of $166.6 million at September 30, 2004, including up to $74.6 million available for the issuance of additional letters of credit.

In June 2004, Monongahela issued $120 million of 6.70% First Mortgage Bonds, which mature on June 15, 2014. The net proceeds of the bond issuance were used to repay Monongahela’s $53.6 million short-term bridge loan in June 2004 and to fund the July 2004 redemption of $40 million of 8.375% First Mortgage Bonds due 2022 and $25 million of 7.25% First Mortgage Bonds due 2007. Interest on the 6.70% First Mortgage Bonds is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2004. These bonds are redeemable at Monongahela’s option and rank equally in right of payment with its existing or future first mortgage bonds.

During October 2004, AE Supply repaid $200 million of its existing loans and refinanced the remaining $1.04 billion outstanding under those loans. The remaining loan will bear interest at a rate per annum equal to LIBOR plus 2.75%. If the outstanding amount of the loan is reduced by an additional $200 million, the per annum interest rate will be reduced to LIBOR plus 2.50%. The loan will mature on March 8, 2011.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Issuances and Redemptions:

The following issuances and redemptions of debt were made by the registrants during the periods indicated:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
(In millions)	Issuances	Redemptions	Issuances	Redemptions
AE:
New AE Facility	$—	$49.0	$225.0	$117.0
Borrowing Facilities	—	—	—	257.0

Total AE	$—	$49.0	$225.0	$374.0

AE Supply:
AE Supply Loans	$—	$3.1	$1,250.0	$6.2
Borrowing Facilities	—	—	28.3	1,407.8

Total AE Supply	$—	$3.1	$1,278.3	$1,414.0

Monongahela:
First Mortgage Bonds	$—	$65.0	$120.0	$65.0
Short-Term Debt	—	—	—	53.6

Total Monongahela	$—	$65.0	$120.0	$118.6

West Penn:
Medium-Term Notes	$—	$—	$—	$84.0
Transition Bonds	—	17.3	—	56.0

Total West Penn	$—	$17.3	$—	$140.0

Allegheny:
Borrowing Facilities	$—	$—	$28.3	$1,664.8
First Mortgage Bonds	—	65.0	120.0	65.0
Medium-Term Notes	—	—	—	84.0
Short-Term Debt	—	—	—	53.6
New AE Facility	—	49.0	225.0	117.0
AE Supply Loans	—	3.1	1,250.0	6.2
Transition Bonds	—	17.3	—	56.0

Total Allegheny	$—	$134.4	$1,623.3	$2,046.6

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2004, scheduled maturities of long-term debt for the remainder of 2004 and for full years thereafter are as follows:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total
AE:
Medium-Term Notes	$—	$300	$—	$—	$—	$—	$300
New AE Facility	—	—	—	108	—	—	108
Convertible Preferred Securities	—	—	—	—	300	—	300

Total AE	$—	$300	$—	$108	$300	$—	$708

AE Supply:
Pollution Control Bonds	$—	$—	$—	$92	$—	$191	$283
Other Notes	—	—	—	380	—	1,050	1,430
Debentures-AGC	—	—	—	—	—	100	100
AE Supply Loans	3	12	12	12	12	1,192	1,243

Total AE Supply	$3	$12	$12	$484	$12	$2,533	$3,056

Monongahela:
First Mortgage Bonds	$—	$—	$300	$—	$—	$190	$490
Pollution Control Bonds	—	—	—	16	—	70	86
Medium-Term Notes	—	—	—	—	—	110	110

Total Monongahela	$—	$—	$300	$16	$—	$370	$686

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$320	$320
Medium-Term Notes	—	—	100	—	—	—	100

Total Potomac Edison	$—	$—	$100	$—	$—	$320	$420

West Penn:
Transition Bonds	$18	$73	$76	$80	$44	$—	$291
Medium-Term Notes	—	—	—	—	—	80	80

Total West Penn	$18	$73	$76	$80	$44	$80	$371

AGC:
Debentures	$—	$—	$—	$—	$—	$100	$100

Total AGC	$—	$—	$—	$—	$—	$100	$100

Allegheny:
First Mortgage Bonds	$—	$—	$300	$—	$—	$510	$810
Transition Bonds	18	73	76	80	44	—	291
Pollution Control Bonds	—	—	—	108	—	261	369
Other Notes	—	—	—	380	—	1,050	1,430
Medium-Term Notes	—	300	100	—	—	190	590
Debentures	—	—	—	—	—	100	100
New AE Facility	—	—	—	108	—	—	108
AE Supply Loans	3	12	12	12	12	1,192	1,243
Convertible Preferred Securities	—	—	—	—	300	—	300
Unamortized discount, premium and terminated interest rate swap	—	(1)	(3)	(3)	(2)	(7)	(16)
Eliminations	—	—	—	(2)	—	(11)	(13)

Total Allegheny	$21	$384	$485	$683	$354	$3,285	$5,212

Liabilities associated with assets held for sale:
Other Notes	$3	$3	$3	$3	$4	$74	$90

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 3:	WHOLESALE ENERGY ACTIVITIES

As of January 1, 2003, Allegheny adopted EITF Issue No. 02-3, “Accounting for Derivative Contracts Held for Trading Purpose and Contracts Involved in Energy Trading and Risk Management Activities,” which resulted in a change in Allegheny’s accounting for certain commodity contracts related to AE Supply’s energy trading activities. Accordingly, AE Supply recorded a charge against earnings in the first quarter of 2003 of $12.2 million, net of income taxes ($19.7 million before income taxes), as the cumulative effect of a change in accounting principle. See Note 7, Derivative Instruments and Hedging Activities, below for more information regarding the treatment of these contracts.

During the second quarter of 2004, AE Supply recorded a charge of $11.7 million related to the release to a third party of pipeline capacity for the period from November 2004 through October 2007. The release is associated with a long-term natural gas transportation agreement effective through April 30, 2018. This charge was included as purchased power and transmission expense in the Statement of Operations.

NOTE 4:	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2004, Allegheny and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Statements of Operations for all periods presented. In accordance with SFAS No. 144, the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the accompanying balance sheets subsequent to the date that held for sale criteria were met. SFAS No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less estimated costs to sell, and that it no longer be depreciated. Accordingly, Allegheny recorded impairment charges for certain of the assets held for sale as described below. These impairment charges reflect the write-down of the applicable asset to the lower of its carrying amount or fair value, less estimated costs to sell.

Natural Gas Operations. In August 2004, Monongahela signed a definitive agreement to sell its natural gas operations in West Virginia to Mountaineer Gas Holdings Limited Partnership, a partnership composed of IGS Utilities LLC, IGS Holdings LLC and affiliates of ArcLight Capital Partners, LLC, for $141 million in cash and the assumption of approximately $87 million of long-term debt, subject to certain closing adjustments. In addition, the buyer will pay Monongahela, over a three-year period, certain amounts due to Monongahela from affiliates holding or owning the West Virginia natural gas operations. These amounts will be finally determined at the closing of the transaction. Monongahela expects to utilize net proceeds from the sale to reduce debt. Monongahela’s natural gas operations consist of the natural gas assets of Monongahela, Mountaineer and Mountaineer Gas Services, which is a subsidiary of Mountaineer.

During the third quarter of 2004, Monongahela recorded a charge against earnings to write-down its investment in its natural gas operations to the expected net proceeds from the sale. The write-down resulted in a charge against earnings of $35.1 million, before income taxes ($20.7 million net of income taxes). This write-down is included in loss from discontinued operations in Allegheny’s and Monongahela’s Statements of Operations. The gas operations are a component of the Delivery and Services segment.

The agreement is subject to certain closing conditions, third-party consents and state and federal regulatory approvals, including approval of a rate adjustment from the Public Service Commission of West Virginia. The sale is expected to be completed in mid-2005.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Midwest Assets. In September 2004, AE Supply signed an agreement with Grant Peaking Power, LLC (Grant) and ArcLight Energy Partners Fund II, L.P. pursuant to which Grant agreed to purchase for approximately $173 million in cash, subject to certain adjustments, all of the member interests in AE Supply Lincoln Generating Facility, LLC, together with assignment of an associated tolling agreement. AE Supply expects to utilize net proceeds from the sale to reduce debt. The agreement is subject to certain closing conditions, federal regulatory approvals and third-party consents. Closing of the sale is expected in the fourth quarter of 2004. During the third quarter of 2004, AE Supply recorded a charge against earnings to write-down its investment in these assets to the expected net proceeds from the sale. The write-down resulted in a charge against earnings of $209.4 million, before income taxes ($129.2 million net of income taxes). This write-down is included in loss from discontinued operations in Allegheny’s and AE Supply’s Statements of Operations. The Lincoln Generating Facility is a component of Allegheny’s Generation and Marketing segment.

AE Supply also recorded write-downs to fair value of its investments in its two remaining midwest natural-gas fired peaking facilities, the Wheatland Generating Facility and the Gleason Generating Facility, as a result of its decision to sell these facilities. These write-downs resulted in an aggregate charge against earnings of $445.4 million, before income taxes ($274.7 million net of income taxes). These write-downs are included in loss from discontinued operations in Allegheny’s and AE Supply’s Statements of Operations. These assets are a component of Allegheny’s Generation and Marketing segment.

Other. In July 2004, Potomac Edison entered into an agreement to sell its Hagerstown, Maryland office building for approximately $13 million in cash. The sale is expected to be completed in late 2004 or early 2005. The carrying value of approximately $12 million of this asset has been recorded as assets held for sale within the investments and other assets section of the Balance Sheet at September 30, 2004. This asset is included in Allegheny’s Delivery and Services segment.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

The components of loss from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
AE Supply
Operating revenues	$14.7	$14.0	$27.2	$18.8
Operating expenses	(6.8)	(10.1)	(26.4)	(36.8)
Other income	—	—	—	—
Interest expense	(5.9)	(7.8)	(20.7)	(21.9)

Income (loss) before income taxes	2.0	(3.9)	(19.9)	(39.9)
Income tax (expense) benefit	(0.4)	1.4	7.6	14.7
Impairment charge, net of tax	(403.9)	—	(403.9)	—

(Loss) from discontinued operations, net of tax	$(402.3)	$(2.5)	$(416.2)	$(25.2)

Monongahela
Operating revenues	$22.3	$20.4	$212.2	$178.0
Operating expenses	(26.0)	(21.3)	(197.1)	(158.8)
Other (expense) income	(0.2)	—	0.1	0.3
Interest expense	(2.1)	(2.2)	(6.2)	(6.6)

(Loss) income before income taxes	(6.0)	(3.1)	9.0	12.9
Income tax benefit (expense)	1.5	1.4	(3.6)	(5.0)
Impairment charge, net of tax	(20.7)	—	(20.7)	—

(Loss) income from discontinued operations, net of tax	$(25.2)	$(1.7)	$(15.3)	$7.9

Allegheny
Operating revenues	$37.0	$34.4	$239.4	$196.8
Operating expenses	(32.8)	(31.4)	(223.5)	(195.6)
Other (expense) income	(0.2)	—	0.1	0.3
Interest expense	(8.0)	(10.0)	(26.9)	(28.5)

Loss before income taxes	(4.0)	(7.0)	(10.9)	(27.0)
Income tax benefit	1.1	2.8	4.0	9.7
Impairment charge, net of tax	(424.6)	—	(424.6)	—

Loss from discontinued operations, net of tax	$(427.5)	$(4.2)	$(431.5)	$(17.3)

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Assets held for sale and liabilities associated with assets held for sale at September 30, 2004 were as follows:

(In millions)	Allegheny	AE Supply	Monongahela	Potomac
Assets:
Current assets	$128.8	$2.9	$125.8	$—
Property, plant and equipment	499.3	325.0	162.6	11.7
Investments and other assets	6.8	—	6.8	—
Deferred charges	2.2	—	2.5	—

Total assets	$637.1	$327.9	$297.7	$11.7

Liabilities:
Current liabilities	$17.1	$—	$64.5	$—
Long-term debt	86.7	—	86.7	—
Deferred credits and other liabilities	18.2	—	18.2	—

Total liabilities	$122.0	$—	$169.4	$—

NOTE 5:	GOODWILL AND INTANGIBLE ASSETS

There were no changes in goodwill during the nine months ended September 30, 2004.

AE and AE Supply performed an annual impairment test of the $367.3 million goodwill associated with the Generation and Marketing segment as of August 31, 2004. The impairment test employed a discounted cash flow methodology to determine the fair value of the goodwill associated with the Generation and Marketing segment. The test results indicated that there was no impairment of recorded goodwill at August 31, 2004.

The components of intangible assets included in property, plant and equipment on the Consolidated Balance Sheets were as follows:

	As of September 30, 2004		As of December 31, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortizable:
AE Supply	$0.2	$—	$0.2	$—
Monongahela	0.6	0.2	2.0	0.8
Potomac Edison	55.0	14.7	54.7	14.1
West Penn	38.8	10.0	38.7	9.7
AGC	1.4	0.7	1.4	0.7

Total land easements, amortizable	96.0	25.6	97.0	25.3
Land easements, unamortizable (Monongahela)	31.6	—	31.4	—
Natural gas rights (Monongahela)	—	—	6.6	3.8

Total	$127.6	$25.6	$135.0	$29.1

The intangible assets included in investments and other assets on the Consolidated Balance Sheets of $34.6 million at September 30, 2004 and $41.7 million at December 31, 2003 relate to an additional minimum pension liability. See Item 8, Note 16, Pension Benefits and Postretirement Benefits Other Than Pensions, in the 2003 Annual Report on Form 10-K for more information.

Amortization of intangible assets, excluding Mountaineer, which is included in assets held for sale at September 30, 2004, was $0.2 million ($0.1 million each for Potomac Edison and West Penn) for the three months ended September 30, 2004. Amortization of intangible assets for the nine months ended September 30, 2004 was $0.9 million ($0.6 million for Potomac Edison and $0.3 million for West Penn).

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Amortization of intangible assets, excluding Mountaineer, was $0.4 million ($0.2 million for Potomac Edison and $0.1 million each for West Penn and Monongahela) for the three months ended September 30, 2003. Amortization of intangible assets for the nine months ended September 30, 2003 was $1.1 million ($0.6 million for Potomac Edison, $0.3 million for West Penn and $0.2 million for Monongahela).

Amortization expense is estimated to be $1.3 million annually for 2005 through 2009.

NOTE 6:	PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of Allegheny’s employees are employed by Allegheny Energy Service Corporation (AESC) and are covered by one noncontributory, defined benefit pension plan.

The components of the net periodic benefit cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents and the allocation by Allegheny, through AESC, of costs for pension benefits and postretirement benefits other than pensions were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$5.9	$5.4	$17.6	$16.3
Interest cost	15.6	15.4	46.9	46.6
Expected return on plan assets	(17.1)	(18.8)	(51.7)	(56.2)
Amortization of unrecognized transition obligation	0.1	0.2	0.4	0.5
Amortization of prior service cost	1.1	1.2	3.2	3.6
Amortization of net loss	1.5	0.1	4.0	0.2

	7.1	3.5	20.4	11.0
Curtailments, settlements and special termination benefits	2.7	3.7	6.0	14.2

Net periodic benefit cost	$9.8	$7.2	$26.4	$25.2

Allocation of net periodic benefit costs:
Monongahela	$5.0	$2.0	$9.4	$7.1
AE Supply	2.0	2.7	8.4	9.1
West Penn	1.5	1.4	4.7	5.1
Potomac Edison	1.2	1.1	3.5	3.7
AE	0.1	—	0.4	0.2

Net periodic benefit cost	$9.8	$7.2	$26.4	$25.2

	Postretirement Benefits Other Than Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1.0	$0.9	$3.2	$2.8
Interest cost	3.9	4.2	11.7	12.7
Expected return on plan assets	(1.5)	(1.5)	(4.6)	(4.6)
Amortization of unrecognized transition obligation	1.5	1.5	4.4	4.5
Amortization of prior service cost	—	—	0.2	0.2
Amortization of net loss	0.1	0.1	0.1	0.1

	5.0	5.2	15.0	15.7
Curtailments, settlements and special termination benefits	3.4	(0.1)	3.4	5.5

Net periodic benefit cost	$8.4	$5.1	$18.4	$21.2

Allocation of net periodic benefit costs:
Monongahela	$4.9	$1.7	$7.9	$6.7
West Penn	1.3	1.2	3.8	4.9
Potomac Edison	1.1	1.0	3.2	4.0
AE Supply	1.1	1.1	3.4	5.4
AE	—	0.1	0.1	0.2

Net periodic benefit cost	$8.4	$5.1	$18.4	$21.2

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Curtailment. As discussed in Note 4, Assets Held for Sale and Discontinued Operations, above, Monongahela entered into an agreement in August 2004 to sell its natural gas operations. Included in the related charge against earnings are $2.7 million and $3.4 million of curtailment charges for pension benefits and postretirement benefits other than pensions, respectively, for the three months ended September 30, 2004.

Employer Contributions. During the three months ended September 30, 2004, Allegheny made voluntary contributions of $8.2 million to its pension plans and voluntary contributions of $5 million to its postretirement benefits other than pensions.

During the nine months ended September 30, 2004, Allegheny made voluntary contributions of $27.6 million to its pension plans, including $0.2 million to the Supplemental Executive Retirement Plan (SERP), and voluntary contributions of $17.2 million to its postretirement benefits other than pensions.

As of September 30, 2004, Allegheny anticipates contributing an additional $0.1 million to the SERP, for a total contribution to pension plans during 2004 of $27.7 million. Allegheny anticipates contributing an additional amount ranging from $5.1 million to $10.1 million to fund postretirement benefits other than pensions in 2004, for a total contribution to postretirement benefits other than pensions in 2004 ranging from approximately $22.3 million to $27.3 million.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). The Medicare Act introduced a prescription drug benefit under Medicare Part D and beginning in 2006, provides for the federal government to pay a subsidy for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. As previously disclosed in Item 8, Note 16, Pension Benefits and Postretirement Benefits Other Than Pensions, in the 2003 Annual Report on Form 10-K, Allegheny elected to follow the deferral provisions of FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). FSP 106-1 permitted employers that provide drug benefits to make a one-time election to defer accounting for any effects of the Medicare Act until authoritative guidance on the accounting for the federal subsidy is issued.

On May 19, 2004, FASB issued Staff Position FSP 106-2. FSP 106-2 supercedes FSP 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. Allegheny adopted the provisions of FSP 106-2 as of July 1, 2004. The adoption of this FSP did not have a significant impact on Allegheny’s accumulated plan benefit obligation or its net periodic postretirement benefit costs.

NOTE 7:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposures to various market risks, as described in the 2003 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 4, Energy Trading Activities, and Note 9, Derivative Instruments and Hedging Activities, in the 2003 Annual Report on Form 10-K.

AE Supply records any commodity contract related to energy trading that is a derivative instrument at its fair value as a component of operating revenues unless the contract falls within the “normal purchases and normal sales” scope exception of SFAS No. 133 or is designated as a hedge for accounting purposes. The normal purchases and normal sales scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting and, therefore, are not recorded on the balance sheet at fair value. For certain transactions that are designed to hedge the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of stockholders’ equity under the caption accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction is completed or settled. The ineffective portion of the hedge is immediately reflected in earnings.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

AE Supply has designated certain contracts as cash flow hedges effective July 1, 2004. Changes in the fair value of such contracts are reflected in accumulated other comprehensive income (loss). Existing derivative liabilities associated with each contract at the time of such designation will be realized in earnings over the remaining term of each contract, in accordance with the estimated cash flow of each contract at the time of the designation. These contracts expire at various dates through December 31, 2006 and represent an aggregate liability at September 30, 2004 of $32 million. The $4.3 million increase in this liability since June 30, 2004 is a result of the change in the fair value of such contracts and is reflected in accumulated other comprehensive income (loss). Based on the fair value of AE Supply’s financial instruments as of September 30, 2004, accumulated other comprehensive loss of $0.7 million is expected to be reclassified as a reduction to earnings over the next twelve month period. The ineffective portion of the cash flow hedges was reflected in earnings for the three and nine months ended September 30, 2004 and was not material.

For the three and nine months ended September 30, 2004, AE Supply reported net gains (including realized gains and unrealized losses) of $41.2 million and $33 million, respectively. For the three and nine months ended September 30, 2003, AE Supply reported net losses of $59.4 million and $469.8 million, respectively, including realized gains and unrealized losses.

NOTE 8:	COMPREHENSIVE INCOME (LOSS)

Allegheny’s consolidated comprehensive income (loss) and the components of other comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Allegheny
Consolidated net loss	$(376.8)	$(51.0)	$(383.0)	$(341.3)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	(2.7)	0.6	(0.4)	0.6
Changes in fair value of cash flow hedges	(2.6)	—	(2.6)	—
Other	—	—	0.1	(0.1)

Consolidated comprehensive loss	$(382.1)	$(50.4)	$(385.9)	$(340.8)

AE Supply
Consolidated net loss	$(376.2)	$(78.4)	$(413.6)	$(463.2)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—
Changes in fair value of cash flow hedges	(2.6)	—	(2.6)	—
Other	—	—	—	(0.1)

Consolidated comprehensive loss	$(378.8)	$(78.4)	$(416.2)	$(463.3)

Monongahela, Potomac Edison and West Penn recorded unrealized gains on available-for-sale securities for the three and nine months ended September 30, 2004. None of these gains or losses were material, either individually or in the aggregate. Additionally, certain amounts have been reclassified from Allegheny’s and Monongahela’s accumulated other comprehensive income to liabilities associated with assets held for sale.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 9:	BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. Monongahela operates in both segments. All other Allegheny subsidiaries operate in only one segment. The Delivery and Services segment includes the operations of Potomac Edison, West Penn, Allegheny Ventures and Monongahela’s electric and gas transmission and distribution businesses. The Generation and Marketing segment includes the operations of AE Supply and AGC and the West Virginia jurisdictional generating assets of Monongahela.

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Total operating revenues:
Delivery and Services	$689.3	$668.6	$2,069.2	$2,027.3
Generation and Marketing	410.7	291.5	1,157.3	600.8
Eliminations	(376.7)	(356.9)	(1,158.9)	(1,112.5)

Total	$723.3	$603.2	$2,067.6	$1,515.6

Operating income (loss):
Delivery and Services	$72.5	$65.9	$215.5	$179.2
Generation and Marketing	79.7	(44.9)	139.5	(495.7)
Eliminations	6.9	8.0	3.0	(4.3)

Total	$159.1	$29.0	$358.0	$(320.8)

Interest expense:
Delivery and Services	$30.6	$32.1	$94.5	$91.5
Generation and Marketing	59.6	82.8	206.5	215.0
Eliminations	(0.1)	—	—	—

Total	$90.1	$114.9	$301.0	$306.5

Income (loss) from continuing operations:
Delivery and Services	$30.2	$30.9	$83.5	$74.9
Generation and Marketing	16.2	(82.6)	(36.8)	(375.4)
Eliminations	4.3	4.9	1.8	(2.7)

Total	$50.7	$(46.8)	$48.5	$(303.2)

(Loss) income from discontinued operations, net:
Delivery and Services	$(25.2)	$(1.7)	$(15.3)	$7.9
Generation and Marketing	(402.3)	(2.5)	(416.2)	(25.2)
Eliminations	—	—	—	—

Total	$(427.5)	$(4.2)	$(431.5)	$(17.3)

Cumulative effect of accounting changes, net:
Delivery and Services	$—	$—	$—	$(1.2)
Generation and Marketing	—	—	—	(19.6)
Eliminations	—	—	—	—

Total	$—	$—	$—	$(20.8)

Net income (loss):
Delivery and Services	$5.0	$29.2	$68.2	$81.6
Generation and Marketing	(386.1)	(85.1)	(453.0)	(420.2)
Eliminations	4.3	4.9	1.8	(2.7)

Total	$(376.8)	$(51.0)	$(383.0)	$(341.3)

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Total operating revenues:
Delivery and Services	$168.5	$167.6	$502.4	$489.0
Generation and Marketing	76.7	84.6	234.1	262.1
Eliminations	(74.0)	(72.6)	(224.8)	(214.1)

Total	$171.2	$179.6	$511.7	$537.0

Operating income (loss):
Delivery and Services	$16.0	$6.7	$45.6	$14.6
Generation and Marketing	(2.2)	5.7	(16.5)	21.4
Eliminations	—	—	—	—

Total	$13.8	$12.4	$29.1	$36.0

Interest expense:
Delivery and Services	$6.6	$5.6	$18.6	$17.0
Generation and Marketing	4.4	4.9	13.8	15.7
Eliminations	—	—	—	—

Total	$11.0	$10.5	$32.4	$32.7

Income (loss) from continuing operations:
Delivery and Services	$13.5	$3.6	$22.6	$2.3
Generation and Marketing	(6.3)	3.6	(18.4)	58.0
Eliminations	—	—	—	—

Total	$7.2	$7.2	$4.2	$60.3

Discontinued operations, net
Delivery and Services	$(25.2)	$(1.7)	$(15.3)	$7.9
Generation and Marketing	—	—	—	—
Eliminations	—	—	—	—

Total	$(25.2)	$(1.7)	$(15.3)	$7.9

Cumulative effect of accounting change, net:
Delivery and Services	$—	$—	$—	$(0.5)
Generation and Marketing	—	—	—	—
Eliminations	—	—	—	—

Total	$—	$—	$—	$(0.5)

Net (loss) income:
Delivery and Services	$(11.7)	$1.9	$7.3	$9.7
Generation and Marketing	(6.3)	3.6	(18.4)	58.0
Eliminations	—	—	—	—

Total	$(18.0)	$5.5	$(11.1)	$67.7

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 10:	ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s Consolidated Balance Sheets, decreased as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Decrease in reserve for adverse power purchase Commitments	$4.5	$4.8	$13.5	$14.3

Allegheny’s Consolidated Balance Sheets include the amounts listed below for generating assets no longer subject to SFAS No. 71.

(In millions)	September 30, 2004	December 31, 2003
Property, plant and equipment	$4,110.6	$4,052.4
Amounts under construction included above	90.5	54.1
Accumulated depreciation	(1,897.8)	(1,823.9)

As described in Item 8, Note 13, Accounting for the Effects of Price Regulation, in the 2003 Annual Report on Form 10-K, the provisions of SFAS No. 71, were reapplied to Monongahela’s West Virginia jurisdictional generating assets in the first quarter of 2003. Upon reapplication of SFAS No. 71, Monongahela and Potomac Edison recorded gains of $61.7 million and $14.1 million, respectively, in other income, net, in their Consolidated Statements of Operations. These gains resulted from the elimination of rate stabilization reserves and the re-establishment of regulatory assets related to deferred income taxes and deferred losses on reacquired debt.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 11:	INCOME (LOSS) PER SHARE

The information used to compute Allegheny’s income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share data)	2004	2003	2004	2003
Basic Earnings (Loss) Per Share—Numerator
Income (loss) from continuing operations	$50.7	$(46.8)	$48.5	$(303.2)
Loss from discontinued operations	(427.5)	(4.2)	(431.5)	(17.3)
Cumulative effect of accounting changes, net	—	—	—	(20.8)

Net loss	$(376.8)	$(51.0)	$(383.0)	$(341.3)

Diluted Earnings (Loss) Per Share—Numerator
Income (loss) from continuing operations	$50.7	$(46.8)	$48.5	$(303.2)
Addback: Interest expense on convertible securities, net of tax	5.8	—	—	—
Loss from discontinued operations	(427.5)	(4.2)	(431.5)	(17.3)
Cumulative effect of accounting changes, net	—	—	—	(20.8)

Diluted earnings per share - numerator	$(371.0)	$(51.0)	$(383.0)	$(341.3)

Basic Earnings Per Share—Denominator
Weighted average common shares outstanding	127,117,439	126,959,283	127,019,752	126,800,176

Diluted Earnings Per Share—Denominator
Weighted average common shares outstanding	127,117,439	126,959,283	127,019,752	126,800,176
Stock options	337,631	—	182,317	—
Performance shares	71,032	—	93,766	—
Stock units	1,691,543	—	1,439,015	—
Convertible securities	25,000,000	—	—	—

Total	154,217,645	126,959,283	128,734,850	126,800,176

The following potentially issuable shares were not included in the calculation of diluted earnings per share, as the result would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares potentially issuable under:
Performance shares	—	273,393	—	273,393
Convertible securities	—	25,000,000	25,000,000	25,000,000

Total	—	25,273,393	25,000,000	25,273,393

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 12:	OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes other income and expenses, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Allegheny:
Reapplication of SFAS No. 71	$—	$—	$—	$75.8
Coal brokering income	0.5	—	1.5	1.2
Gain on sale of land	0.1	9.6	7.2	11.5
Interest and dividend income	1.3	2.3	4.0	4.7
Impairment charges related to unregulated investments	—	—	(2.3)	—
Other	1.2	3.2	5.2	3.3

Total	$3.1	$15.1	$15.6	$96.5

AE Supply:
Interest and dividend income	$0.7	$1.0	$2.0	$1.9
Other	(0.4)	(0.3)	(0.8)	(1.7)

Total	$0.3	$0.7	$1.2	$0.2

Monongahela:
Reapplication of SFAS No. 71	$—	$—	$—	$61.7
Equity in earnings of AGC	1.5	1.4	4.5	3.6
Interest income	0.2	0.2	0.5	0.8
Other	(0.1)	0.4	1.4	1.6

Total	$1.6	$2.0	$6.4	$67.7

Potomac Edison:
Reapplication of SFAS No. 71	$—	$—	$—	$14.1
Coal brokering income	0.5	—	1.5	1.2
Gain on sale of land	0.1	—	0.4	1.9
Interest income	0.2	0.1	0.5	0.2
Other	1.3	0.5	2.6	2.0

Total	$2.1	$0.6	$5.0	$19.4

West Penn:
Gain on sale of land	$—	$9.6	$6.7	$9.6
Interest income	0.3	0.3	0.8	0.8
Other	0.3	3.9	1.5	5.5

Total	$0.6	$13.8	$9.0	$15.9

AGC:
Interest income	$—	$—	$0.1	$0.2

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 13:	ASSET RETIREMENT OBLIGATIONS (ARO)

The effect of adopting SFAS No. 143, “Asset Retirement Obligations,” on Allegheny’s Consolidated Statements of Operations was recorded as a cumulative effect of accounting change, net of tax, in the three months ended March 31, 2003. The effect, by registrant, was as follows:

(In millions)	Property, Plant and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (ARO)	Decrease in Pre-Tax Income	Decrease in Net Income
AE Supply	$0.3	$—	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(0.8)	(0.4)
Potomac Edison	0.1	—	0.2	(0.1)	(0.1)
West Penn	—	—	1.2	(1.2)	(0.7)

Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

With respect to property, plant and equipment at Monongahela for which ARO were identified and for which the cost of removal currently is being recovered through rates, Allegheny believes it is probable that any difference between expenses under SFAS No. 143 and expenses currently recovered in rates will be recoverable in future rates. Accordingly, Allegheny is deferring such expenses as a regulatory asset.

Allegheny’s ARO balances at September 30, 2004 and December 31, 2003 were as follows:

(In millions)	September 30, 2004	December 31, 2003
AE Supply	$16.2	$14.3
Monongahela	5.3	6.7
Potomac Edison	0.2	0.2
West Penn	1.3	1.3

Total	$23.0	$22.5

AE Supply’s and Monongahela’s ARO consist primarily of ash landfills and underground and above-ground storage tanks. Accretion on ARO balances during the nine months ended September 30, 2004 was approximately $2.3 million. During the third quarter of 2004, Mountaineer’s ARO balance of $1.8 million was reclassified from asset retirement obligations to liabilities associated with assets held for sale.

Certain estimated removal costs that are not qualified as ARO are being recovered through the rate-making process. These costs are recorded by Allegheny’s regulated subsidiaries as regulatory liabilities (assets) as follows:

(In millions)	September 30, 2004	December 31, 2003
Monongahela	$238.7	$230.5
Potomac Edison	160.9	155.9
West Penn	(13.2)	(6.6)

Total	$386.4	$379.8

NOTE 14:	GUARANTEES AND LETTERS OF CREDIT

At September 30, 2004, Allegheny provided guarantees, either directly or indirectly, of $34.7 million for contractual obligations of affiliated companies.

Allegheny does not carry any amounts as liabilities on its Consolidated Balance Sheets for its obligations with respect to $25.6 million of the $34.7 million in guarantees. Of these $25.6 million in guarantees, approximately $10.8 million were issued by AE in connection with the purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services, $4.7 million were issued by AE in connection with a lease agreement, $10 million were issued by Allegheny Ventures in connection with loans and other financing-related matters and $0.1 million were issued by AE Supply in connection with the sale of wholesale electric power.

Effective January 1, 2003, Allegheny began recording, as liabilities at their fair value, all guarantees issued or modified after that date. As of September 30, 2004, Allegheny’s Consolidated Balance Sheet reflected liabilities for $9.1 million of the total $34.7 million in outstanding guarantees. The $9.1 million in guarantees recorded as liabilities were issued by AE Supply in connection with the sale of the CDWR contract and related hedge transactions and the performance of a put option issued in connection with an asset sale.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

In addition, $25.4 million in letters of credit were outstanding at September 30, 2004 under the New AE Facility. Of this amount, $13.9 million was issued on behalf of AE Supply, $9.5 million was issued on behalf of Potomac Edison and $2 million on behalf of Allegheny Ventures. These letters of credit are not recorded on Allegheny’s Consolidated Balance Sheets.

NOTE 15:	VARIABLE INTEREST ENTITIES

Allegheny adopted FASB’s Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities (FIN 46R),” as of March 31, 2004. FIN 46R requires Allegheny to consolidate entities or contracts that represent a variable interest in a variable interest entity (VIE) if Allegheny is determined to be the primary beneficiary of the VIE.

Under FIN 46R, Allegheny consolidated Hunlock Creek Energy Ventures as of March 31, 2004. This entity operates two plants that produce and sell electricity to Allegheny and a third party. The consolidation resulted in an increase in total assets as of March 31, 2004 of $16.5 million. Consolidation of this entity had no impact on Allegheny’s net income or stockholders’ equity.

Allegheny determined that West Penn and Potomac Edison each has a long-term electricity purchase contract with an unrelated independent power producer (IPP) that represents a variable interest under FIN 46R. These would be consolidated if either West Penn or Potomac Edison is determined to be the primary beneficiary of the applicable VIE. Based on a qualitative analysis, Allegheny does not believe that either West Penn or Potomac Edison is the primary beneficiary of either of these VIEs. Allegheny is aggressively pursuing, but has been unable to obtain, certain quantitative information from the IPPs necessary to fully support this position.

West Penn and Potomac Edison have annual estimated power purchases from these two IPPs in the amount of $47 million and $95 million, respectively. West Penn recovers a portion, and Potomac Edison recovers the full amount, of the cost of the applicable power contract in their rates charged to consumers. Neither West Penn nor Potomac Edison is subject to any risk of loss associated with the applicable VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the VIE produces according to the terms of the applicable electricity purchase contract.

NOTE 16:	COMMITMENTS AND CONTINGENCIES

Reference is made to Item 3, Legal Proceedings, and Item 8, Note 24, Commitments and Contingencies, in the 2003 Annual Report on Form 10-K.

Environmental Matters:

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act Matters: Allegheny’s compliance with the Clean Air Act has required, and may require in the future, the installation of expensive post-combustion control technologies on many of its power stations.

The Clean Air Act mandates annual reductions of sulfur dioxide (SO2) and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining emission controls, burning low sulfur fuel and utilizing emission allowances. Allegheny continues to study a combination of banking and trading allowances, additional emission controls and low sulfur fuel to meet future SO2 compliance obligations. For 2004, Allegheny may purchase SO2 emission allowances for approximately 2,500 to 10,000 tons. In addition, Allegheny estimates that it will purchase allowances for up to 50,000 tons for 2005 and approximately 100,000 tons per year for 2006 through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced, and the type of fuel used, by its generating facilities.

In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call), which addressed the regional transport of ground-level ozone and required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania and West Virginia,

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

beginning in May 2003. The District of Columbia Circuit Court of Appeals issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania implemented their respective SIP call rules in May 2003. West Virginia’s SIP call rules were effective as of May 2004.

AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include Selective Catalytic Reduction at the Harrison Power Station and Pleasants Power Station and Selective Noncatalytic Reduction at Hatfield’s Ferry Power Station and Fort Martin Power Station, as well as burner modifications at Mitchell Power Station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. AE Supply estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the NSR standards of the Clean Air Act, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information and provided responsive information. A meeting between the EPA and AE was held on July 16, 2003. At this time, AE is engaged in discussions with the EPA with respect to environmental matters, including NSR issues.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings in most cases. AE believes that its subsidiaries’ generating facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with NSR standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions.

If NSR standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, on April 13, 2004, Duke Energy (Duke) reported that the EPA and three intervening environmental groups have agreed to drop their lawsuit against Duke, which alleged that Duke violated the NSR standards. In addition, the final Routine Maintenance, Repair and Replacement Rule (RMRR) recently released by the EPA is more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR, which was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On February 2, 2004, the EPA informed AE that it intended to provide the New York Attorney General, pursuant to his request, certain records that AE provided to the EPA pursuant to its request under Section 114 of the Clean Air Act. On April 23, 2004, AE Supply was notified by the Pennsylvania Department of Environmental Protection (PADEP) that PADEP had requested that the EPA provide it with records that AE provided to the EPA pursuant to the EPA’s request under Section 114 of the Clean Air Act. At this time, AE and its subsidiaries are not able to determine the effect these actions may have on them.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the Notice) from the Attorneys General of New York, New Jersey and Connecticut (collectively, the AGs) and from PADEP. The Notice alleges that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act. The Notice alleged modifications in violation of the PSD provisions at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell plants in Pennsylvania and identifies PADEP as the lead agency regarding those facilities. On September 8, 2004, the Maryland Attorney General (MD AG) sent a separate Notice of Intent to Sue that essentially mirrored the Notice from the AGs and PA DEP. AE is in active discussions with the AGs, MD AG, PADEP and the EPA to resolve the issues raised by the Notices. If these issues are not resolved, the EPA, the AGs, the MD AG and PADEP may commence litigation.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim: On March 4, 1994, the Distribution Companies received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30 million. Allegheny accrued $1 million representing its estimated share of the remediation costs. The balance of this accrued liability was $0.3 million at September 30, 2004.

Other: Oil and PCB contamination has been noted at the Connellsville West Side facility as part of the National Pollutant Discharge Elimination System permit review process. Steps have been taken to control the contamination, and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several PADEP programs. West Penn has accrued estimated total remediation costs for this facility.

Other Litigation:

Putative Class Actions Under California Statutes: Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class action suits were removed from state court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, Millar v. Allegheny Energy Supply Co., et al., was filed on behalf of California consumers and taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statutes by manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

On August 25, 2003, the U.S. District Court granted AE Supply’s motion to dismiss seven of the eight consumer class actions with prejudice. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

AE Supply was never served in the eighth consumer class action, Kurtz v. Duke Energy Trading and Marketing, LLC, which involved allegations substantively identical to those in the dismissed actions. On February 18, 2004, the Kurtz plaintiffs voluntarily dismissed the action without prejudice.

The District Court separately granted plaintiffs’ motion to remand in the ninth action, Millar, on July 9, 2003. On December 18, 2003, the plaintiffs filed an amended complaint, solely on behalf of consumers, naming certain additional defendants, including The Goldman Sachs Group, Inc. (Goldman Sachs), in state court. The case was transferred back to the U.S. District Court for the Southern District of California in early 2004, and plaintiffs moved to remand the case to state court. The defendants have opposed the motion and it remains outstanding.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Under the terms of the agreement relating to the sale of the CDWR contract, AE Supply and one of its affiliates have agreed to indemnify Goldman Sachs and its affiliate J. Aron & Company, under certain conditions, for any losses arising out of the class action litigation up to the amount of the purchase price.

AE Supply intends to vigorously defend against these actions but cannot predict their outcome.

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply seeking FERC action to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (ALJ) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others, and did not render a decision on whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County filed a petition for review of the FERC’s June 26 order with the U.S. Court of Appeals for the Ninth Circuit (Snohomish County Proceeding). On December 17, 2003, AE Supply filed a motion to intervene in the Snohomish County Proceeding in the Ninth Circuit. The NPC petitions have been consolidated in the Ninth Circuit, and additional appeals have been filed. AE Supply intends to vigorously defend against these actions but cannot predict their outcome.

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses. Sierra/Nevada asserted claims against AE and AE Supply for: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (2) conspiracy and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003, which asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180 million in compensatory damages plus attorneys’ fees and seeks in excess of $850 million under the RICO count. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. AE Supply intends to vigorously defend against this action but cannot predict its outcome.

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

On September 24, 2002, certain Merrill Lynch entities filed a complaint against AE in the U.S. District Court for the Southern District of New York, alleging that AE breached the asset purchase agreement by failing to repurchase the equity interest in AE Supply from Merrill Lynch and seeking damages in excess of $125 million. On September 25, 2002, AE and AE Supply filed an action against Merrill Lynch in New York state court. The complaint in that action alleged that Merrill Lynch fraudulently induced AE to enter into the purchase agreement and that Merrill Lynch breached certain representations and warranties contained in the agreement.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

On May 29, 2003, the U.S. District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert their claims against Merrill Lynch, which were initially brought in New York state court, as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed the New York state action and filed an answer and asserted affirmative defenses and counterclaims against Merrill Lynch in the U.S. District Court for the Southern District of New York. The counterclaims, as amended, allege that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, that Merrill Lynch negligently misrepresented certain facts relating to the purchase agreement and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On November 24, 2003, the court dismissed AE and AE Supply’s counterclaim for rescission and struck their demand for a jury trial. AE and AE Supply’s counterclaims for fraudulent inducement, breach of contract, negligent misrepresentation, breach of fiduciary duty and their request for punitive damages with respect to certain counterclaims remains in place. The trial has been rescheduled for May 2005.

The federal government is holding approximately $43 million and other assets of Daniel L. Gordon, the former head of energy trading for AE Supply. Both AE and Merrill Lynch have filed petitions with the U.S. District Court for the Southern District of New York claiming rights to the funds. On August 13, 2004, the U.S. Attorney filed a motion to dismiss the petitions filed by AE and Merrill Lynch on the grounds that neither AE nor Merrill Lynch had an interest in the specific property seized by the government at the time Gordon committed his offense. On September 30, 2004, AE filed an opposition to the government’s motion to dismiss.

AE and AE Supply cannot predict the outcome of these matters.

Putative Shareholder, Benefit Plan Class Actions and Derivative Action: From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints alleged that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints alleged artificially inflated trading revenue, volume and growth. The complaints asserted that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. All of the securities cases were transferred to the District of Maryland and consolidated. The plaintiffs filed an amended complaint on May 3, 2004 that alleged that the defendants violated federal securities laws by failing to disclose weaknesses in Merrill Lynch’s energy marketing and trading business, as well as other internal control and accounting deficiencies. The amended complaint seeks unspecified compensatory damages and equitable relief. On July 2, 2004, the defendants moved to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits alleged that AE and a senior manager violated the Employee Retirement Income Security Act of 1974 (ERISA) by: (1) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (2) failing to diversify plan assets; (3) failing to monitor investment alternatives; (4) failing to avoid conflicts of interest and (5) violating fiduciary duties. The ERISA cases were consolidated in the District of Maryland. On April 26, 2004, the plaintiffs in the ERISA cases filed an amended complaint, adding a number of current and former directors of AE as defendants and clarifying the nature of their claims. On June 25, 2004, the defendants filed a motion to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding.

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

AE intends to vigorously defend against these actions but cannot predict their outcome.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have also been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites (the asbestos suits). These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. The asbestos suits arise out of historical operations and are related to the removal of asbestos-containing materials at Allegheny’s power plants. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions that were commenced in 2003, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in the asbestos suits are seeking an allocation of responsibility for historic and potential future asbestos liability.

During the pendency of the above-referenced actions, Allegheny is continues to receive payments from another insurance company in the amount of $625,000, payable on each of July 1, 2005 and 2006. During the three months ended September 30, 2004, Allegheny received insurance recoveries of $625,000. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of September 30, 2004, Allegheny had 1,490 open cases remaining. Between September 30, 2004 and November 4, 2004, Allegheny was served with a complaint filed on behalf of one additional plaintiff. While Allegheny believes that all of the cases are without merit, it cannot predict the outcome of the litigation.

Suits Related to the Gleason Generating Facility: Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the generating facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility. They seek a restraining order with respect to the operation of the plant and damages of $200 million. A mediation session was held on June 17, 2004, but the parties did not reach settlement. AE has undertaken property purchases and other mitigation measures. AE intends to vigorously defend against this action but cannot predict its outcome.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the related equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a declaratory judgment action in the Court of Common Pleas of Allegheny County, Pennsylvania, against AE Supply and its subsidiary seeking a declaration that the prior owner released Siemens Westinghouse from this liability through a release executed after AE Supply purchased the Gleason facility. On May 6, 2004, AE Supply filed a motion for summary judgment to dismiss the declaratory judgment action. The motion for summary judgment was granted on September 7, 2004. On October 6, 2004, Siemens Westinghouse appealed the dismissal of the declaratory judgment action.

SEC Matters: On October 9, October 25 and November 5, 2002, AE received subpoenas from the SEC. The subpoenas principally concerned: (1) the departure of Daniel L. Gordon; (2) AE’s litigation with Merrill Lynch; (3) AE Supply’s valuation and management of its trading business; (4) AE’s November 4, 2002 press release concerning its financial statements; (5) the departure of AE’s and its subsidiaries’ Controller, Thomas Kloc, in June 2002 and (6) AE’s acquisition of power plants from Enron. AE and AE Supply responded to the subpoenas.

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE, and the SEC has since requested the voluntary production of additional documents. AE has responded to the SEC’s request for documents. The SEC also has taken testimony from one current and several former employees. AE is cooperating fully with the SEC.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

EPMI Adversary Proceeding: On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI: (1) $27,646,725 for accounts receivable due and owing for energy delivered prior to the commencement of EPMI’s bankruptcy case and (2) $8,250,000 in cash collateral previously posted to AE Supply, less any amounts owed to AE Supply as a result of EPMI’s default under a master trading agreement between the parties and certain transactions arising thereunder. EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by, or against, EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint was held on October 28, 2003 and on September 14, 2004, and the parties continue to work toward a resolution of these matters.

LTI Arbitration: On April 22, 2004, Leasing Technologies International, Inc. and its shareholders (collectively, LTI) filed a demand for arbitration against Allegheny Ventures and AE before the American Arbitration Association. In December 2000, Allegheny Ventures entered into an agreement to acquire LTI, an equipment leasing company. Allegheny Ventures terminated the agreement on May 4, 2003. LTI alleges that the termination of the agreement was unjustified and seeks damages in an unspecified amount for breach of the agreement, as well as other consequential damages. On June 11, 2004, AE and Allegheny Ventures filed an answer to LTI’s demand, denying all claims. The arbitration hearing is scheduled to begin on May 16, 2005. AE intends to vigorously defend against the claims in the arbitration, but AE cannot predict its outcome.

Ordinary Course of Business: The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings that could materially impair its operations or materially or adversely affect its financial condition or liquidity.

NOTE 17:	GENERATING UNIT OUTAGES

On November 3, 2003, a fire occurred in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Hatfield’s Ferry Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, the unit’s generator, turbine and certain associated equipment sustained significant damage. On February 9, 2004, a generator failure occurred in Unit No. 1 at the Pleasants Power Station located in Willow Island, West Virginia. Pleasants Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the generator failure, the unit’s generator and associated equipment sustained damage. Both units returned to service in June 2004. Allegheny estimates that the costs associated with these outages for the nine months ended September 30, 2004 were approximately $93 million, consisting primarily of lost revenues (net of fuel cost savings) and repair and replacement costs (net of anticipated insurance proceeds).

NOTE 18:	OVEC TRANSACTION

In May 2004, AE and AE Supply signed an agreement to sell a 9% equity interest and power rights in the Ohio Valley Electric Corporation (OVEC) to Buckeye Power Generating, LLC (Buckeye), an affiliate of Buckeye Power, Inc. of Columbus, Ohio. Buckeye will pay $102 million in cash and become responsible for approximately $37 million in OVEC debt under the OVEC Inter-Company Power Agreement. Following the closing of the transaction, AE Supply will retain the rights to the power associated with the 9% equity interest (approximately 203 MW) until March 12, 2006. The agreement remains subject to certain closing conditions, including third-party consents and state and federal regulatory approvals. The sale is expected to be completed in late 2004 or early 2005.

COMBINED NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 19:	SUBSEQUENT EVENTS

On October 4, 2004, Allegheny sold 10 million shares of its common stock at a price of $15.15 per share directly to institutional investors in a private placement. The proceeds of the sale were used to reduce debt at AE Supply.

During October 2004, AE Supply repaid $200 million of its existing loans and refinanced the remaining $1.04 billion outstanding under those loans. The remaining loan will bear interest at a rate per annum equal to LIBOR plus 2.75%. If the outstanding amount of the loan is reduced by an additional $200 million, the per annum interest rate will be reduced to LIBOR plus 2.50%. The loan will mature on March 8, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn and AGC. Where appropriate, information relating to a specific entity is identified as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Combined Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These statements may include, among others, statements with respect to:

•	regulation and the status of retail generation service supply competition in states served by the Distribution Companies;

•	the closing of various agreements;

•	results of litigation;

•	financing plans;

•	demand for energy and the cost and availability of inputs;

•	demand for products and services;

•	capacity purchase commitments;

•	PLR and power supply contracts;

•	results of operations;

•	capital expenditures;

•	status and condition of plants and equipment;

•	regulatory matters;

•	internal controls and procedures and

•	accounting issues.

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially from expectations include, among others, the following:

•	complications or other factors that render it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	general economic and business conditions;

•	changes in access to capital markets;

•	the continuing effects of global instability, terrorism and war;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in the weather and other natural phenomena;

•	changes in technology;

•	changes in the price of power and fuel for electric generation;

•	the results of regulatory proceedings, including proceedings related to rates;

•	changes in the underlying inputs, including market conditions and assumptions used to estimate the fair values of commodity contracts;

•	changes in laws and regulations applicable to Allegheny, its markets or its activities;

•	environmental regulations;

•	the loss of any significant customers and/or suppliers and

•	the effects of accounting policies issued periodically by accounting standard-setting bodies.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, Risk Factors, in the 2003 Annual Report on Form 10-K.

ALLEGHENY RESULTS OF OPERATIONS

All comparisons presented under the results of operations for Allegheny and each of the other registrants compare operating results and other statistical information for the three and nine months ended September 30, 2004 to operating results and other statistical information for the three and nine months ended September 30, 2003.

Executive Overview

Allegheny’s core businesses are its electricity transmission and distribution business and its generation business, both of which it operates primarily through direct and indirect subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2003 Annual Report on Form 10-K. AE, Allegheny’s parent holding company, is a registered public utility holding company subject to SEC regulation under PUHCA with respect to, among other things, transactions with affiliates, sales or acquisitions of assets, issuance of securities, distributions and permitted lines of business.

Discontinued Operations

During the third quarter of 2004, Allegheny and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations. Allegheny recorded losses from discontinued operations of $427.5 million and $431.5 million for the three and nine months ended September 30, 2004, respectively. See Note 4, Assets Held for Sale and Discontinued Operations, above for additional information.

Operating Statistics

The following table provides kilowatt-hour sales information for electricity.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Delivery and Services:
Electricity sales (million kilowatt-hours)	11,683	11,547	1.2%	35,371	34,801	1.6%
Usage per average number of customers (kilowatt-hours):
Residential	2,869	2,831	1.3%	9,064	8,863	2.3%
Commercial	15,696	15,629	0.4%	45,185	44,231	2.2%
Industrial	187,088	187,250	(0.1%)	565,673	557,236	1.5%
Generation and Marketing:
Generation (million kilowatt-hours)	12,479	12,550	(0.6%)	34,929	36,693	(4.8%)
Heating degree days*	52	80	(35.0%)	3,415	3,693	(7.5%)
Cooling degree days*	515	542	(5.0%)	785	661	18.8%

*	The regulated utility operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity or natural gas delivered by the regulated utility, but represent only one of several factors that impact the volume of electricity or natural gas delivered. Degree day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit.

The following table provides cubic feet sales information for the discontinued natural gas operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Natural gas sales (million cubic feet)	1,558	1,799	(13.4%)	19,078	20,952	(8.9%)

Income (Loss) Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Segment Basis*
Delivery and Services:
Operating revenues	$689.3	$668.6	$2,069.2	$2,027.3
Operating income	$72.5	$65.9	$215.5	$179.2
Income from continuing operations before income taxes, and minority interest	$43.9	$47.5	$132.8	$119.7
(Loss) income from discontinued operations, net of tax	$(25.2)	$(1.7)	$(15.3)	$7.9
Net income	$5.0	$29.2	$68.2	$81.6
Generation and Marketing:
Operating revenues	$410.7	$291.5	$1,157.3	$600.8
Operating income (loss)	$79.7	$(44.9)	$139.5	$(495.7)
Income (loss) from continuing operations before income taxes and minority interest	$20.1	$(127.5)	$(66.8)	$(650.0)
Loss from discontinued operations, net of tax	$(402.3)	$(2.5)	$(416.2)	$(25.2)
Net loss	$(386.1)	$(85.1)	$(453.0)	$(420.2)
Consolidated Basis
Net Income (Loss)
Delivery and Services	$30.2	$30.9	$83.5	$74.9
Generation and Marketing	16.2	(82.6)	(36.8)	(375.4)
Eliminations	4.3	4.9	1.8	(2.7)

Income (loss) from continuing operations	50.7	(46.8)	48.5	(303.2)
Loss from discontinued operations, net of tax	(427.5)	(4.2)	(431.5)	(17.3)
Cumulative effect of accounting changes, net	—	—	—	(20.8)

Net loss	$(376.8)	$(51.0)	$(383.0)	$(341.3)

Basic Income (Loss) Per Share
Delivery and Services	$0.24	$0.24	$0.66	$0.59
Generation and Marketing	0.13	(0.65)	(0.29)	(2.96)
Eliminations	0.03	0.04	0.01	(0.02)

Income (loss) from continuing operations	0.40	(0.37)	0.38	(2.39)
Loss from discontinued operations, net of tax	(3.36)	(0.03)	(3.40)	(0.14)
Cumulative effect of accounting changes, net	—	—	—	(0.16)

Net loss	$(2.96)	$(0.40)	$(3.02)	$(2.69)

Diluted Income (Loss) Per Share**
Delivery and Services	$0.21	$0.24	$0.65	$0.59
Generation and Marketing	0.13	(0.65)	(0.28)	(2.96)
Eliminations	0.03	0.04	0.01	(0.02)

Income (loss) from continuing operations	0.37	(0.37)	0.38	(2.39)
Loss from discontinued operations, net of tax	(2.77)	(0.03)	(3.35)	(0.14)
Cumulative effect of accounting changes, net	—	—	—	(0.16)

Net loss	$(2.40)	$(0.40)	$(2.97)	$(2.69)

*	Excludes eliminations

**	The effects of performance shares and convertible securities are not included in the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2003, and the effects of convertible securities are not included in the calculation of diluted income (loss) per share for the nine months ended September 30, 2004, as the result would be antidilutive. See Note 11, Income (Loss) Per Share, above for additional information.

Income from continuing operations increased $97.5 million and $351.7 million for the three and nine months ended September 30, 2004, respectively. The increase for the three months ended September 30, 2004 was primarily due to a reduction in realized and unrealized losses in the Generation and Marketing segment . The increase for the nine months ended September 30, 2004 was primarily due to a reduction in realized and unrealized losses in the Generation and Marketing segment, partially offset by costs associated with plant outages during the first half of 2004. Additionally, both the Delivery and Services segment and the Generating and Marketing segment had lower operations and maintenance expense and lower interest expense for the three and nine months ended September 30, 2004.

Results for the nine months ended September 30, 2004 were significantly impacted by outages at two generating facilities. On November 3, 2003, a fire occurred in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Hatfield’s Ferry Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, the unit’s generator, turbine and certain associated equipment sustained significant damage. On February 9, 2004, a generator failure occurred in Unit No. 1 at the Pleasants Power Station located in Willow Island, West Virginia. Pleasants Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the generator failure, the unit’s generator and associated equipment sustained damage. Both units returned to service in June 2004. Allegheny estimates that the costs associated with these outages for 2004 were approximately $93 million, consisting primarily of lost revenues (net of fuel cost savings) and repair and replacement costs (net of anticipated insurance proceeds).

Consolidated net loss for the nine months ended September 30, 2003 included $12.2 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No. 02-3. See Note 3, Wholesale Energy Activities, above for additional information.

Consolidated net loss for the nine months ended September 30, 2003 also included $8.6 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143. See Note 13, Asset Retirement Obligations, above for additional information.

Operating Revenues

Total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
Retail electric	$634.3	$621.7	$1,925.7	$1,872.4
Transmission services and bulk power	34.0	32.8	94.8	104.6
Unregulated services	15.8	8.9	31.9	34.7
Other affiliated and non affiliated energy services	5.2	5.2	16.8	15.6

Total Delivery and Services revenues	689.3	668.6	2,069.2	2,027.3

Generation and Marketing:
Wholesale *	41.7	(59.6)	34.8	(472.2)
Affiliated and other	369.0	351.1	1,122.5	1,073.0

Total Generation and Marketing revenues	410.7	291.5	1,157.3	600.8

Eliminations	(376.7)	(356.9)	(1,158.9)	(1,112.5)

Total operating revenues	$723.3	$603.2	$2,067.6	$1,515.6

*	In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which resulted in negative revenue amounts for the three and nine months ended September 30, 2003.

Delivery and Services: Retail electric revenues for the three and nine months ended September 30, 2004 increased $12.6 million and $53.3 million, respectively. The increase for the three months ended September 30, 2004 was primarily due to increases in residential and commercial sales resulting from increased usage. The increase for the nine months ended September 30, 2004 was primarily due to increases in residential, commercial and industrial sales resulting from increased usage. The increased usage by residential and commercial customers for the three months ended September 30, 2004 was primarily the result of an increase in the average number of customers served. The increased usage by residential, commercial and industrial customers for the nine months ended September 30, 2004 was primarily the result of an increase in the average number of customers served and an increase in cooling degree days, partially offset by a decrease in heating degree days.

Transmission services and bulk power revenues increased $1.2 million for the three months ended September 30, 2004. The increase was primarily due to increased PJM transmission service revenue, partially offset by a decrease in wholesale municipal revenue.

Transmission services and bulk power revenues decreased $9.8 million for the nine months ended September 30, 2004. This decrease was primarily due to the loss of several wholesale customers, partially offset by an increase in PJM transmission service revenue.

Unregulated services revenues increased $6.9 million for the three months ended September 30, 2004 and decreased $2.8 million for the nine months ended September 30, 2004, primarily due to the timing of revenues related to progress on the construction of generating facilities for the South Mississippi Electric Power Association, which is accounted for under the percentage of completion method of accounting.

Generation and Marketing: Operating revenues for the three and nine months ended September 30, 2004 increased by $119.2 million and $556.5 million, respectively. These increases principally resulted from lower realized and unrealized losses in 2004. Operating revenues for the nine months ended September 30, 2004 were negatively impacted by the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first half of the year.

Operating revenues for the three months ended September 30, 2004 were $410.7 million. These revenues include PLR revenues of $381.2 million, net PJM generation revenues of $23.8 million, other revenues of $3.8 million and revenues from other trading activities of $1.9 million. Net PJM generation revenues include revenue from sales of power into PJM, net of the cost of power purchased from PJM.

Operating revenues for the nine months ended September 30, 2004 were $1,157.3 million. These revenues include PLR revenues of $1,154.5 million, the release of $68.1 million in escrow proceeds associated with the sale of the CDWR contract and related hedge transactions, other revenues of $8.2 million and revenues from other trading activities of $6.2 million, offset by $79.7 million in net PJM expense. Net PJM expense includes the cost of power purchased from PJM, net of revenue from sales of power into PJM.

Wholesale revenues for the three and nine months ended September 30, 2004 increased $101.3 million and $507 million, respectively, primarily due to reduced realized and unrealized losses. These reductions reflect the impact of AE Supply’s exit from the Western U.S. energy markets in 2003 and the release of escrow proceeds related to the sale of the CDWR contract and related hedge transactions in the first quarter of 2004.

Affiliated and other revenues for the three and nine months ended September 30, 2004 increased $17.9 million and $49.5 million, respectively. These increases were primarily due to increased sales volumes and prices under long-term power sales agreements between AE Supply and the Distribution Companies.

Operating Expenses

Fuel consumed in electric generation: Fuel consumed in electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas and oil burned at Allegheny’s generating stations to produce electricity. Fuel consumed in electric generation increased $2.5 million for the three months ended September 30, 2004. This increase was primarily due to $4.1 million of emission allowance expense, partially offset by lower coal-fired generation costs.

Fuel consumed in electric generation increased $14.2 million for the nine months ended September 30, 2004. The increase was primarily due to emission allowance expense and increased cost of fuel consumed at the gas-fired generating stations, partially offset by decreased coal expense due to outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first half of the year.

Purchased power and transmission: Purchased power and transmission expense consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
From PURPA generation *	$51.8	$54.3	$148.0	$163.2
Other purchased energy	391.9	371.2	1,188.3	1,132.1

Total Delivery and Services	443.7	425.5	1,336.3	1,295.3
Generation and Marketing	23.3	19.6	65.0	56.8
Eliminations	(381.1)	(363.2)	(1,154.5)	(1,102.6)

Total purchased power and transmission	$85.9	$81.9	$246.8	$249.5

* PURPA cost (cents per KWh)	5.4	5.8	5.3	5.7

Purchased power and transmission expense from PURPA generation for the Delivery and Services segment decreased $2.5 million and $15.2 million for the three and nine months ended September 30, 2004, respectively. These decreases were primarily due to decreases in certain contract rates and to outages at certain PURPA facilities.

Other purchased energy expense for the Delivery and Services segment, which consists primarily of the Distribution Companies’ purchases of energy from AE Supply, increased $20.7 million and $56.2 million for the three and nine months ended September 30, 2004, respectively. These increases were primarily due to increased sales volumes and prices under long-term power sales agreements between AE Supply and the Distribution Companies.

Purchased power and transmission expense for the Generation and Marketing segment increased $3.7 million and $8.2 million for the three and nine months ended September 30, 2004, respectively. The increase for the three month period was primarily due to the designation of certain contracts as the normal purchases and normal sales under SFAS No. 133, which resulted in $7.1 million of purchased power and transmission expense. The increase for the nine month period was primarily due to an $11.7 million charge, which was recorded in the second quarter of 2004, related to the release to a third party of pipeline capacity for the period from November 2004 through October 2007. This release is associated with AE Supply’s long-term natural gas transportation agreement with Kern River Gas Transmission Company that is effective through April 30, 2018. Additionally, $6.6 million was recorded as purchased power and transmission expense as noted above in accordance with the designation of the SFAS No. 133 scope exception. These increases for both the three and nine months ended September 30, 2004 were partially offset by reduced purchased power from contracts with certain generating plants.

Deferred energy costs, net: Deferred energy costs, net, are related to the recovery of net costs associated with purchases from the AES Warrior Run Cogeneration Facility. For a detailed discussion of the AES Warrior Run cogeneration facility, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for Potomac Edison in the 2003 Annual Report on Form 10-K. These deferred energy costs are offset by similar amounts included in total operating revenues.

Operations and maintenance: Operations and maintenance expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Delivery and Services	$104.5	$107.8	$309.2	$345.9
Generation and Marketing	88.0	104.3	322.3	433.3
Eliminations	(2.3)	(1.9)	(7.6)	(5.4)

Total operations and maintenance	$190.2	$210.2	$623.9	$773.8

Total operations and maintenance expense decreased $20 million and $149.9 million for the three and nine months ended September 30, 2004, respectively. The $3.3 million decrease for the Delivery and Services segment for the three months ended September 30, 2004 was primarily due to decreases in outside services expense and salary and wage expense, partially offset by increased materials and supplies expense. The $36.7 million decrease for the Delivery and Services segment for the nine months ended September 30, 2004 was primarily due to decreases of $14.2 million in outside services expense, $11.2 million in employee benefits expense, $6.4 million in salary and wage expense and $6 million in insurance expense. These decreases were partially offset by an increase in materials and supplies expense.

The $16.3 million decrease for the Generation and Marketing segment for the three months ended September 30, 2004 was primarily due to decreases of $11.3 million in outside services expense and $2.5 million in salary and wage expense, partially offset by an increase in materials and supplies expense. The $111 million decrease for the Generation and Marketing segment for the nine months ended September 30, 2004 was primarily due to a decrease of $39.6 million in outside services expense. In addition, the 2003 results included $33.5 million in impairment charges related to assets held for sale and $32 million of contract termination costs, which did not recur in 2004.

Depreciation and amortization: Depreciation and amortization expense increased $10.2 million for the nine months ended September 30, 2004. This increase was primarily related to the July 2003 start up of the Springdale generation facility and the installation of environmental control equipment at Pleasants Units No. 1 and No. 2.

Taxes other than income taxes: Taxes other than income taxes increased $4.5 million and $1.8 million for the three and nine months ended September 30, 2004, respectively. The increase for the three months ended September 30, 2004 was primarily due to increases in business and occupation taxes resulting principally from higher revenues and payroll taxes, as well as a favorable property tax settlement in 2003, which did not recur in 2004. The increase for the nine months ended September 30, 2004 was primarily due to increases in business and occupation taxes, payroll taxes, fuel taxes and gross receipts taxes. These amounts were partially offset by decreases in property taxes, capital stock and franchise taxes and sales and use taxes.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, decreased $12 million for the three months ended September 30, 2004, primarily due to a gain of $9.6 million recognized on the sale of land in the third quarter of 2003 and lower interest and dividend income.

Other income, net, decreased $80.9 million for the nine months ended September 30, 2004. This decrease was primarily a result of a $75.8 million gain recognized in the first quarter of 2003 related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia and a $4.3 million reduction in the amount of gains recognized on the sale of land. See Note 10, Accounting for the Effects of Price Deregulation, above for more information regarding the reapplication of SFAS No. 71.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Delivery and Services	$31.5	$32.9	$97.0	$93.8
Generation and Marketing	59.9	83.2	207.8	216.5
Eliminations	—	—	—	—

Interest expense and preferred dividends	$91.4	$116.1	$304.8	$310.3

Interest expense and preferred dividends decreased $24.7 million for the three months ended September 30, 2004, primarily due to interest expense savings of $14.1 million resulting from lower interest rates and lower average debt outstanding and reduced amortization expense of $12.2 million.

Interest expense and preferred dividends decreased $5.5 million for the nine months ended September 30, 2004, primarily due to interest expense savings of $35.3 million resulting from lower interest rates and lower average debt outstanding. These savings were partially offset by an increase of $17.8 million of interest expense associated with the July 2003 issuance of mandatorily convertible preferred stock and a decrease in capitalized interest of $12 million, primarily resulting from the July 2003 start up of the Springdale generation facility.

Income Tax Expense (Benefit)

The effective income tax rates for continuing operations for the three months ended September 30, 2004 and 2003 were 36.9% and 32.9%, respectively. The quarterly effective income tax rate for 2003 was lower than the effective rate for 2004 primarily due to the inability in 2003 to fully recognize state income tax benefits as a result of net operating loss carryforward limitations.

The effective income tax rates for continuing operations for the nine months ended September 30, 2004 and 2003 were 36.6% and 41.6%, respectively. The effective income tax rate for the nine months ended September 30, 2003 was greater than the effective rate for the same period in 2004 primarily due to tax benefits in 2003 resulting from the reapplication of SFAS No. 71.

The provision for income tax expense for earnings from operations and/or the income tax benefit for losses from operations results in an effective income tax rate that differs from the federal statutory rate of 35%, primarily due to state income taxes, tax credits, effects of utility rate-making and certain non-deductible expenses.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the first quarter of 2003.

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, Allegheny recorded a charge against earnings, related entirely to the operations at AE Supply, as the cumulative effect of a change in accounting principle of $12.2 million, net of income taxes ($19.7 million before income taxes). This charge represents the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, Allegheny recorded a charge against earnings as the cumulative effect of a change in accounting principle of $8.6 million, net of income taxes ($14 million before income taxes). See Note 13, Asset Retirement Obligations, above for additional information.

AE SUPPLY RESULTS OF OPERATIONS

Discontinued Operations

AE Supply recorded losses from discontinued operations of $402.3 million and $416.2 million for the three and nine months ended September 30, 2004, respectively, related to an agreement to sell its Lincoln Generating Facility and asset impairment charges as a result of its decision to sell the Gleason and Wheatland Generating Facilities. Comparative information has been reclassified for all periods presented to reflect these results as discontinued operations. See Note 4, Assets Held for Sale and Discontinued Operations, above for additional information.

Income (Loss) Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Operating revenues	$345.5	$224.2	$961.5	$400.4
Operating income (loss)	$82.6	$(46.9)	$158.0	$(511.8)
Income (loss) from continuing operations before income taxes and minority interest	$35.7	$(115.8)	$(7.8)	$(694.8)
Loss from discontinued operations, net of tax	$(402.3)	$(2.5)	$(416.2)	$(25.2)
Net loss	$(376.2)	$(78.4)	$(413.6)	$(463.2)

Net loss increased by $297.8 million for the three months ended September 30, 2004. This increase in net loss was primarily due to the loss from discontinued operations related to the sale of the Lincoln Generating Facility and the decision to sell the Gleason and Wheatland Generating Facilities, partially offset by an increase in operating income and lower interest expense. The increase in operating income was primarily due to increased operating revenue as a result of reduced trading losses during 2004, as a result of AE Supply’s exit from the Western U.S. energy markets in 2003.

Net loss decreased $49.6 million for the nine months ended September 30, 2004, primarily as a result of an increase in operating income. The increase in operating income was primarily due to increased operating revenue as a result of reduced trading losses during 2004 related to AE Supply’s exit from the Western U.S. energy markets in 2003. The increase in operating income was partially offset by an increase in the loss from discontinued operations and a decrease in income tax benefit.

In addition, results for the nine months ended September 30, 2004 were significantly impacted by outages at two generating facilities. On November 3, 2003, a fire occurred in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Hatfield’s Ferry Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, the unit’s generator, turbine and certain associated equipment sustained significant damage. On February 9, 2004, a generator failure occurred at the Pleasants Power Station located in Willow Island, West Virginia. Pleasants Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result, the unit’s generator and associated equipment sustained damage. Both units returned to service in June 2004. As a consequence of these outages, during the nine months ended September 30, 2004, AE Supply incurred a loss of revenues and at times had to purchase power at costs that were higher than the internal cost of production, resulting in reduced operating income.

In the nine months ended September 30, 2003, the net loss included a charge of $12.2 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No. 02-3. In the nine months ended September 30, 2003, the net loss included a charge of $7.4 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143. These amounts were recorded during the first quarter of 2003.

Operating Revenues

Total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Operating revenues:
Wholesale and other *	$41.2	$(59.4)	$33.0	$(469.8)
Affiliated	304.3	283.6	928.5	870.2

Total operating revenues	$345.5	$224.2	$961.5	$400.4

*	In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which resulted in negative revenue amounts for the three and nine months ended September 30, 2003.

Total operating revenues for the three and nine months ended September 30, 2004 increased $121.3 million and $561.1 million, respectively. These increases were primarily due to AE Supply’s exit, during 2003, from trading activities in the Western U.S. energy markets. Total operating revenues for the nine months ended September 30, 2004 were negatively impacted by the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first half of the year.

Total operating revenues for the three months ended September 30, 2004 were $345.5 million. These revenues include PLR revenues of $307.1 million, net PJM generation of $29 million, other revenues of $7.5 million and revenues from other trading activities of $1.9 million. Net PJM generation revenues include revenue from sales of power into PJM, net of the cost of power purchased from PJM.

Total operating revenues for the nine months ended September 2004 were $961.5 million. These revenues include PLR revenues of $929.6 million, the release of $68.1 million in escrow proceeds related to the sale of the CDWR contract and related hedge transactions, other revenues of $19.5 million and revenues from other trading activities of $6.3 million, less $62 million net PJM expense. Net PJM expense includes the cost of power purchased from PJM, net of revenue from sales of power to PJM.

Wholesale and Other Revenue:

Wholesale and other revenue increased by $100.6 million and $502.8 million in the three and nine months ended September 30, 2004, respectively. The increases were primarily the result of AE Supply’s exit from the Western U.S. energy markets in 2003.

In addition, the increase for the nine months ended September 30, 2004 was also impacted by the release during the first quarter of 2004 of $68.1 million in escrow proceeds related to the sale of the CDWR contract and associated hedge transactions and was partially offset by reduced generation revenue as a result of the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first six months of 2004.

Net realized gains and unrealized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Realized gains	$50.5	$51.6	$46.8	$9.6
Unrealized losses	(9.3)	(111.0)	(13.8)	(479.4)

Total net realized and unrealized gains (losses)	$41.2	$(59.4)	$33.0	$(469.8)

The $111 million net unrealized loss for the three months ended September 30, 2003 includes a loss of $172.3 million associated with AE Supply’s exit from the Western U.S. energy markets in September 2003. This loss was partially offset by unrealized gains of $61.1 million related to the Eastern U.S. energy markets. The $479.4 million net unrealized loss for the nine months ended September 30, 2003 includes a loss of $554.6 million associated with AE Supply’s exit from the Western U.S. energy markets. This loss was partially offset by unrealized gains of $75.2 million related to the Eastern U.S. energy markets.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for AE Supply in the 2003 Annual Report on Form 10-K for a discussion of AE Supply’s trading activities, as well as a description of the range of observable market prices and overall market liquidity. There has been no significant change in the methodology for valuing the portfolio during the three and nine months ended September 30, 2004. All changes in the fair value of the portfolio are the result of changes in market conditions.

The fair values of trading contracts, which represent net unrealized gain and loss positions, are recorded as assets and liabilities after applying the appropriate counterparty netting agreements. At September 30, 2004, the fair values of trading contract assets and liabilities were $30.9 million and $112.9 million, respectively. At December 31, 2003, the fair values of energy trading contract assets and liabilities were $37.2 million and $102.6 million, respectively. As of September 30, 2004, the remaining trading portfolio fair value was comprised primarily of interest rate swap agreements and commodity hedges that were designated as cash flow hedges effective July 1, 2004.

The following table describes the net fair values of contract assets and liabilities, excluding AE Supply’s generating assets and long-term power sales agreements with its regulated utility affiliates for their PLR obligations, as of September 30, 2004, based on the underlying market price source and the contract delivery periods.

Source of fair value (In millions)	2004	2005	2006	2007	2008	Thereafter	Total Fair Value
Prices actively quoted	$(5.1)	$(27.3)	$(6.2)	$(5.7)	$(5.2)	$(10.6)	$(60.1)
Prices provided by other external sources	—	(3.5)	(24.5)	—	—	—	(28.0)
Prices based on models	4.7	0.7	0.7	—	—	—	6.1

Total	$(0.4)	$(30.1)	$(30.0)	$(5.7)	$(5.2)	$(10.6)	$(82.0)

In the table above, each contract is classified by the source of fair value, based upon the individual settlement dates within an entire contract. Therefore, portions of a single contract may be assigned to multiple classifications based upon the source of the underlying market prices used to determine the fair value of the contract. AE Supply determines prices actively quoted from various industry services, broker quotes and the New York Mercantile Exchange. Electricity markets are generally liquid for approximately one year, and most natural gas markets are generally liquid for approximately three years. Afterward, some market prices can be observed, but market liquidity is less robust.

The most significant variables in AE Supply’s models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent available. Generally, electricity forward prices are actively quoted for approximately one year, and some observable market prices are available for approximately three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for approximately three years, and some observable market prices are available for approximately five years. Beyond five years, forward prices for natural gas generally are modified based on trends in prior years. The fair value of AE Supply’s contracts classified above as prices based on models was $6.1 million. The fair value of AE Supply’s contracts classified above for deliveries through December 31, 2004 was a liability of $0.4 million.

Net unrealized losses of $9.3 million and $13.8 million for the three and nine months ended September 30, 2004, respectively, were recorded in wholesale revenues to reflect the change in the estimated net fair value of contract assets. The following table describes changes in the net fair value, or contract assets less contract liabilities, of AE Supply’s contracts for the three and nine months ended September 30, 2004, including the value of commodity contracts that were designated as cash flow hedges effective July 1, 2004.

(In millions)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net fair value of contract liabilities as of June 30, 2004 and December 31, 2003, respectively	$(68.8)	$(65.4)
Unrealized losses on contracts, net during 2004:
Unrealized operating losses on commodity contracts, net	(9.3)	(13.8)
Changes in fair value of cash flow hedges	(4.3)	(4.3)
Net options paid and received *	0.4	1.5

Net fair value of contract liabilities as of September 30, 2004	$(82.0)	$(82.0)

*	Amount is net of $(0.8) million and $(2.3) million of option premium expirations for the three and nine months ended September 30, 2004, respectively.

Affiliated Revenue:

Affiliated revenue increased $20.7 million and $58.3 million for the three and nine months ended September 30, 2004, respectively. These increases were primarily due to increased sales volume and prices under long-term power sales agreements between AE Supply and the Distribution Companies. In addition, AE Supply sold electricity to Monongahela in accordance with its existing long-term power sales agreement during the nine months ended September 30, 2004, to enable Monongahela to meet its obligations during the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first six months of 2004.

The tables below separate operating revenues and fuel and purchased power into two components, PLR and Excess Generation and Trading, for the three and nine months ended September 30, 2004 and 2003. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for AE Supply in the 2003 Annual Report on Form 10-K for a further description.

	Three Months Ended September 30,
(In millions)	PLR		Excess Generation and Trading		Total
	2004	2003	2004	2003	2004	2003
Operating revenues:
Physical delivery	$306.2	$287.6	$(20.0)	$31.2	$286.2	$318.8
Financial settlement	—	—	59.3	(94.6)	59.3	(94.6)

Total revenues	306.2	287.6	39.3	(63.4)	345.5	224.2

Fuel and purchased power:
Fuel consumed in electric generation	129.4	123.9	—	—	129.4	123.9
Purchased power and transmission:
Physical delivery	11.4	15.1	7.8	10.7	19.2	25.8
Financial settlement	—	—	7.5	—	7.5	—

Total fuel and purchased power	140.8	139.0	15.3	10.7	156.1	149.7

Total, net	$165.4	$148.6	$24.0	$(74.1)	$189.4	$74.5

	Nine Months Ended September 30,
(In millions)	PLR		Excess Generation and Trading			Total
	2004	2003	2004		2003	2004		2003
Operating revenues:
Physical delivery	$837.7	$865.8	$(19.7)		$0.8	$818.0		$866.6
Financial settlement	—	—	143.5	*	(466.2)	143.5	*	(466.2)

Total revenues	837.7	865.8	123.8		(465.4)	961.5		400.4

Fuel and purchased power:
Fuel consumed in electric generation	369.7	346.7	—		—	369.7		346.7
Purchased power and transmission:
Physical delivery	41.0	60.0	26.4		26.8	67.4		86.8
Financial settlement	—	—	7.6		0.1	7.6		0.1

Total fuel and purchased power	410.7	406.7	34.0		26.9	444.7		433.6

Total, net	$427.0	$459.1	$89.8		$(492.3)	$516.8		$(33.2)

*	Includes a net gain of $68.1 million related to the release during the first quarter of 2004 of escrow proceeds associated with the sale of the CDWR contract and related hedge transactions.

Operating Expenses

Fuel consumed in electric generation: Total fuel consumed in electric generation increased $5.5 million for the three months ended September 30, 2004. This increase was primarily due to an increase in emission allowance expense and cost of fuel consumed at the coal-fired generating stations, partially offset by a decrease in the cost of fuel consumed at the gas-fired generating stations.

Total fuel consumed in electric generation increased $23 million for the nine months ended September 30, 2004. This increase was primarily due to a $32.9 million increase in the cost of fuel consumed at the gas-fired generating stations and a $3.1 million increase in emissions allowance expense, partially offset by a $13 million decrease in coal expense related to the decrease in coal consumed at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the outages at those facilities.

Purchased power and transmission: Purchased power and transmission expense decreased $11.9 million for the nine months ended September 30, 2004. This decrease was primarily related to a $33 million decrease in net energy purchases from Monongahela due to the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. This was partially offset by an $11.7 million charge, which was recorded in the second quarter of 2004, related to the release to a third party of pipeline capacity for the period from November 2004 through November 2007. This release is associated with AE Supply’s long-term natural gas transportation agreement with Kern River Gas Transmission Company that is effective through April 30, 2018. Purchased power and transmission expense in 2004 includes $11.1 million relating to contracts meeting the normal purchases and normal sales scope exception of SFAS No. 133.

Operations and maintenance: Operations and maintenance expense decreased $16.2 million for the three months ended September 30, 2004, primarily as a result of a $10.2 million decrease in outside services expense and a $2.9 million decrease in salary and employee benefits expense.

Operations and maintenance expense decreased $123.2 million for the nine months ended September 30, 2004, primarily as a result of a $33.5 million decrease in impairment charges associated with assets held for sale and contract termination costs of $32 million and a $10.5 million decrease in uncollectible customer accounts receivable expense, all of which were recorded in 2003, as well as a $35.7 million decrease in outside services expenses and an $8.4 million decrease in salary and benefit expense.

Depreciation and amortization: Depreciation and amortization expense increased $9.1 million for the nine months ended September 30, 2004. This increase was primarily due to the July 2003 start up of the Springdale generation facility and the installation of environmental control equipment during the first nine months of 2003.

Taxes other than income taxes: Taxes other than income taxes decreased $5.7 million for the nine months ended September 30, 2004, primarily due to decreases in franchise taxes and property taxes, partially offset by an increase in business and occupation taxes.

Interest Expense

Interest expense decreased $22.3 million for the three months ended September 30, 2004, primarily as a result of $17.6 million of interest expense savings due to lower interest rates associated with the March 2004 refinancing and a $5.5 million decrease in amortization expense resulting from the write-off of 2003 refinancing costs in the first quarter of 2004.

For the nine months ended September 30, 2004, interest expense decreased by $16.3 million, primarily as a result of $32 million of interest expense savings due to lower interest rates associated with the March 2004 refinancing. These savings were partially offset by a decrease in capitalized interest of $11.7 million due to the July 2003 start up of the Springdale generation facility and a $4.1 million increase in amortization of interest expense resulting from the March 2004 refinancing.

Income Tax

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

The effective income tax rates for continuing operations for the three months ended September 30, 2004 and 2003 were 22.3% and 35.7%, respectively. The change in the effective income tax rate was primarily the result of increased allocated tax benefit due to parent company losses.

The effective income tax rates for continuing operations for the nine months ended September 30, 2004 and 2003 were 190.8% and 40.3%, respectively. The change in the effective tax rate was primarily the result of rate-making and increased allocated tax benefit due to parent company losses.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the first quarter of 2003.

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, AE Supply recorded a charge against earnings, as the cumulative effect of a change in accounting principle of $12.2 million, net of income taxes ($19.7 million before income taxes), representing the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting. See Note 3, Wholesale Energy Activities, above for additional information.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, AE Supply recorded a charge against earnings as the cumulative effect of a change in accounting principle of $7.4 million, net of income taxes ($11.9 million before income taxes). See Note 13, Asset Retirement Obligations, above for additional information.

MONONGAHELA’S RESULTS OF OPERATIONS

Discontinued Operations

Monongahela recorded losses from discontinued operations of $25.2 million and $15.3 million for the three and nine months ended September 30, 2004, respectively, related to an agreement to sell its natural gas operations. Comparative information has been reclassified for all prior periods to reflect these results as discontinued operations. See Note 4, Assets Held for Sale and Discontinued Operations, above for additional information.

Income (Loss) Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Segment Basis*
Delivery and Services:
Operating revenues	$168.5	$167.6	$502.4	$489.0
Operating income	$16.0	$6.7	$45.6	$14.6
Income (loss) from continuing operations before income taxes	$9.3	$1.6	$28.6	$(0.4)
(Loss) income from discontinued operation, net of tax	$(25.2)	$(1.7)	$(15.3)	$7.9
Net (loss) income	$(11.7)	$1.9	$7.3	$9.7
Generation and Marketing:
Operating revenues	$76.7	$84.6	$234.1	$262.1
Operating (loss) income	$(2.2)	$5.7	$(16.5)	$21.4
(Loss) income from continuing operations before income taxes	$(4.9)	$2.4	$(25.6)	$71.4
Net (loss) income	$(6.3)	$3.6	$(18.4)	$58.0
Consolidated Basis
Net Income (Loss):
Delivery and Services	$13.5	$3.6	$22.6	$2.3
Generation and Marketing	(6.3)	3.6	(18.4)	58.0

Income from continuing operations	7.2	7.2	4.2	60.3
(Loss) income from discontinued operations, net of tax	(25.2)	(1.7)	(15.3)	7.9
Cumulative effect of accounting change, net	—	—	—	(0.5)

Net (loss) income	$(18.0)	$5.5	$(11.1)	$67.7

*	Excludes eliminations

Net loss increased $23.5 million for the three months ended September 30, 2004, primarily due to the loss from discontinued operations related to the agreement to sell its natural gas operations and a decrease in operating revenues. See Note 4, Assets Held for Sale and Discontinued Operations, above for additional information regarding the natural gas operations.

Net loss increased $78.8 million for the nine months ended September 30, 2004, primarily due to the recognition of a gain, net of tax, for the reapplication of SFAS No. 71 during the first quarter of 2003, a decrease in operating revenues and the loss from discontinued operations related to the natural gas operations, which were partially offset by a decrease in operations and maintenance expense. See Note 10, Accounting for the Effects of Price Deregulation, above for additional information regarding the effect of SFAS No. 71.

Operating Revenues

Total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
Retail electric	$158.5	$157.7	$473.6	$460.4
Transmission services and bulk power	8.1	8.1	22.9	23.7
Other affiliated and non affiliated energy services	1.9	1.8	5.9	4.9

Total Delivery and Services revenues	168.5	167.6	502.4	489.0

Generation and Marketing:
Transmission services and bulk power	(2.2)	(0.1)	(4.0)	1.7
Affiliated and other	78.9	84.7	238.1	260.4

Total Generation and Marketing revenues	76.7	84.6	234.1	262.1

Eliminations	(74.0)	(72.6)	(224.8)	(214.1)

Total operating revenues	$171.2	$179.6	$511.7	$537.0

Retail electric revenues increased $13.2 million for the nine months ended September 30, 2004, due primarily to increases in residential, commercial and industrial sales resulting from increased usage. The increased usage by residential and commercial customers was due primarily to an increase in cooling degree days, partially offset by a decrease in heating degree days.

Affiliated and other revenues for the Generation and Marketing segment decreased $5.8 million and $22.3 million for the three and nine months ended September 30, 2004, respectively. The decrease for the three months ended September 30, 2004 was due primarily to decreases in the quantity of electricity produced. The decrease for the nine months ended September 30, 2004 was due primarily to decreases in the quantity of electricity produced, including the result of outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first half of the year.

The following table shows heating degree days and cooling degree days, as well as their variance from prior periods and from normal.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Normal	2004	2003	Normal
Heating Degree Days:
Actual	40	88	81	3,202	3,438	3,509
Percent change from normal	(50.6%)	8.6%		(8.7%)	(2.0%)
Percent change from prior year	(54.5%)	144.4%		(6.9%)	14.1%
Cooling Degree Days:
Actual	517	509	540	778	613	733
Percent change from normal	(4.3%)	(5.7%)		6.1%	(16.4%)
Percent change from prior year	1.6%	(31.5%)		26.9%	(38.8%)

Operating Expenses

Fuel consumed in electric generation: Fuel consumed in electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal burned at Monongahela’s generating stations to produce electricity. For the three and nine months ended September 30, 2004, fuel consumed in electric generation decreased $5.7 million and $16.2 million, respectively. The decrease for the three months ended September 30, 2004 was primarily due to a decrease in the quantity of electricity produced. The decrease for the nine months ended September 30, 2004 was primarily due to decreases in fuel consumption, including as a result of the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first half of the year.

Purchased power and transmission: Purchased power and transmission expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
From PURPA generation *	$14.2	$17.4	$42.6	$54.5
Other purchased energy	93.5	88.6	278.6	265.6

Total Delivery and Services	107.7	106.0	321.2	320.1
Generation and Marketing	13.9	11.3	43.9	32.2
Eliminations	(74.0)	(72.7)	(224.9)	(214.2)

Total	$47.6	$44.6	$140.2	$138.1

* PURPA cost (cents per KWh)	4.4	5.6	4.3	5.5

Purchased energy from PURPA generation for the Delivery and Services segment decreased $3.2 million and $11.9 million for the three and nine months ended September 30, 2004, respectively. The decreases in PURPA generation expense were due primarily to reduced PURPA costs per KWh and lower generation as a result of outages at certain PURPA facilities.

Other purchased energy expense for the Delivery and Services segment for the three months ended September 30, 2004 increased $4.9 million and $13 million, respectively. The increase for the three months ended September 30, 2004 was primarily due to increased rates for purchased power. The increase for the nine months ended September 30, 2004 was primarily due to increases in both the rates for, and volume of, purchased power. Purchased power and transmission for both the three and nine months ended September 30, 2004 included costs associated with serving certain customers in Ohio. See State Legislation and Regulatory Developments below.

Purchased power and transmission expense for the Generation and Marketing segment increased $2.6 million and $11.7 million for the three and nine months ended September 30, 2004, respectively. The increase for the three months ended September 30, 2004 was primarily due to increased power purchases resulting from reduced generation at certain plants due to market conditions. The increase for the nine months ended September 30, 2004 was primarily due to increased market purchases resulting from decreases in the quantity of electricity produced as a consequence of the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

Operations and maintenance: Operations and maintenance expense for the three months ended September 30, 2004 decreased $9.1 million, primarily due to decreases of $1.7 million in salary, wages and employee benefits expense and $2.6 million in outside services expense.

Operations and maintenance expense for the nine months ended September 30, 2004 decreased $12.7 million, primarily due to decreases of $8.2 million in salary, wages and employee benefits expense and $5.8 million in outside services expense.

Depreciation and amortization: Depreciation and amortization expense increased $1.8 million for the nine months ended September 30, 2004, primarily due to an increase in property, plant and equipment.

Taxes other than income taxes: Taxes other than income taxes increased $2.2 million and $6.6 million for the three and nine months ended September 30, 2004, respectively. The increase for the three months ended September 30, 2004 was primarily due to increases in property taxes, business and occupation taxes and payroll taxes. The increase for the nine months ended September 30, 2004 was primarily due to increases in business and occupation taxes, property taxes and sales and use taxes.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, for the nine months ended September 30, 2004 decreased $61.3 million, primarily due to the recognition of a $61.7 million gain related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia that was recorded in the first quarter of 2003. See Note 10, Accounting for the Effects of Price Deregulation, above for additional information regarding the effect of SFAS No. 71.

Income Tax Expense

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the quarterly and year to date effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

The effective income tax rates for continuing operations for the three months ended September 30, 2004 and 2003 were (62.4%) and (80.7%) respectively. The effective income tax rates for continuing operations for the nine months ended September 30, 2004 and 2003 were (40.6%) and 15.1%, respectively. The changes in the effective income tax rates were primarily the result of the effects of utility rate-making, state income taxes and allocated tax benefits due to parent company losses.

POTOMAC EDISON’S RESULTS OF OPERATIONS

Income Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Operating revenues	$224.4	$218.3	$688.3	$680.0
Operating income	$20.0	$20.0	$70.9	$59.2
Income before income taxes and cumulative effect of accounting change	$14.1	$13.0	$52.5	$55.2
Net income	$5.7	$9.3	$30.5	$38.9

Net income decreased $3.6 million for the three months ended September 30, 2004, primarily due to increased income tax expense.

Net income decreased $8.4 million for the nine months ended September 30, 2004, primarily due to the recognition during the first quarter of 2003 of a gain, net of tax, for the reapplication of SFAS No. 71 and increased income tax expense. See Note 10, Accounting for the Effects of Price Deregulation, above for more information regarding the reapplication of SFAS No. 71.

Operating Revenues

Operating revenues increased by $6.1 million for the three months ended September 30, 2004, primarily due to increased residential, commercial and industrial customer usage. The increased residential and commercial usage was primarily the result of an increase in cooling degree days, partially offset by a decrease in heating degree days. The increased industrial usage was due to an increase in the average number of customers served.

Operating revenues increased by $8.3 million for the nine months ended September 30, 2004, primarily due to increased residential, commercial and industrial customer usage. The increase in residential and commercial customer usage was the result of both an increase in the average number of customers served and an increase in cooling degree days partially offset by a decrease in heating degree days. The increase in industrial usage was primarily the result of an increase in the average number of customers served.

The following table shows heating degree days and cooling degree days, as well as their variance from prior periods and from normal.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Normal	2004	2003	Normal
Heating Degree Days:
Actual	25	41	55	3,307	3,652	3,341
Percent change from normal	(54.5%)	(25.5%)		(1.0%)	9.3%
Percent change from prior year	(39.0%)	57.7%		(9.4%)	32.9%
Cooling Degree Days:
Actual	689	670	653	1,042	837	893
Percent change from normal	5.5%	2.6%		16.7%	(6.3%)
Percent change from prior year	2.8%	(24.9%)		24.5%	(32.3%)

Operating Expenses

Purchased power and transmission: Purchased power and transmission expense increased $3.7 million for the three months ended September 30, 2004. The increase was primarily due to increases in purchased power from affiliates, transmission expense and PURPA purchased power expense.

Purchased power and transmission expense decreased $1.4 million for the nine months ended September 30, 2004. This decrease was primarily due to a $5.7 million decrease in purchased power from affiliates resulting from the loss of four wholesale customers in the first quarter of 2004, which was partially offset by increases of $3.2 million in transmission expense to affiliates and $0.8 million in PURPA purchased power expense.

Deferred energy costs, net: Deferred energy costs, net are related to the recovery of net costs associated with purchases from the AES Warrior Run Cogeneration Facility. For a detailed discussion of the AES Warrior Run cogeneration facility, see Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations for Potomac Edison in the 2003 Annual Report on Form 10-K. These deferred energy costs are offset by an increase in total operating revenues.

Operations and Maintenance: Operations and maintenance expense for the three months ended September 30, 2004 increased $1.8 million.

Operations and maintenance expense for the nine months ended September 30, 2004 decreased $4.1 million, primarily due to decreases of $2.9 million in salary, wages and employee benefits expense and $2.3 million in outside services expense, which were partially offset by increases in materials and supplies and contract work expense.

Taxes other than income taxes: Taxes other than income taxes increased $1.4 million for the nine months ended September 30, 2004. This increase was primarily due to increases in fuel taxes, business and occupation taxes and payroll taxes, partially offset by a decrease in property taxes.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, increased $1.5 million for the three months ended September 30, 2004, primarily due to work performed for others and Maryland coal brokering income.

Other income, net, decreased $14.4 million for the nine months ended September 30, 2004, primarily due to the recognition of a $14.1 million gain related to the reapplication of SFAS No. 71 in the first quarter of 2003. See Note 10, Accounting for the Effects of Price Deregulation, above for more information regarding the reapplication of SFAS No. 71.

Income Tax Expense

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the quarterly and year to date effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

The effective income tax rates for the three months ended September 30, 2004 and 2003 were 59.7% and 28.3%, respectively. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 41.9% and 29.5%, respectively. The changes in the effective income tax rates were primarily the result of amortization of regulatory assets and a reduction in Maryland tax credits.

WEST PENN’S RESULTS OF OPERATIONS

Income Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Operating revenues	$289.2	$282.3	$873.1	$847.8
Operating income	$37.3	$42.5	$112.1	$115.7
Income before income taxes and cumulative effect of accounting change	$30.7	$46.7	$96.5	$101.4
Net income	$21.9	$31.1	$67.8	$67.7

Net income decreased $9.2 million for the three months ended September 30, 2004, primarily due to a decrease in other income, partially offset by a decrease in interest expense. The decrease in other income was primarily the result of a reduction in gain on the sale of land.

Operating Revenues

Operating revenues increased $6.9 million and $25.3 million for the three and nine months ended September 30, 2004, respectively, primarily due to increased residential, commercial and industrial sales as a result of increased usage. The increased usage for the three month period was due to the increase in average customers served. The increased usage for the nine month period was primarily due to the increase in cooling degree days and an increase in the average number of customers served.

The following table shows heating degree days and cooling degree days, as well as their variance from prior periods and from normal.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Normal	2004	2003	Normal
Heating Degree Days:
Actual	72	96	124	3,575	3,841	3,759
Percent change from normal	(41.9%)	(22.6%)		(4.9%)	2.2%
Percent change from prior year	(25.0%)	152.6%		(6.9%)	19.8%
Cooling Degree Days:
Actual	426	494	525	659	596	719
Percent change from normal	(18.9%)	(5.9%)		(8.3%)	(17.1%)
Percent change from prior year	(13.8%)	(34.5%)		10.6%	(40.9%)

Operating Expenses

Purchased power and transmission: Purchased power and transmission expense increased $12.9 million for the three months ended September 30, 2004, primarily due to increased affiliated purchase power expense related to increased purchases at higher prices under a long-term power sales agreement with AE Supply.

Purchased power and transmission increased $41.3 million for the nine months ended September 30, 2004, due to a $45.7 million increase in affiliated purchase power expense related to increased purchases at higher prices under a long-term power sales agreement with AE Supply. This increase was partially offset by a $4.1 million decrease in PURPA purchased power expenses. The decreases in PURPA purchased power expenses were due to reduced purchases resulting from outages at certain PURPA facilities and lower costs per MWh.

Operations and maintenance: Operations and maintenance expense increased $1.5 million for the three months ended September 30, 2004, primarily as a result of increases in uncollectible customer accounts receivable expense and materials and supplies expense. These amounts were partially offset by decreases in salary and wage expense and outside services expense.

Operations and maintenance expense decreased $6.1 million for the nine months ended September 30, 2004, primarily as a result of decreases in outside service expense, employee benefits expense and salary and wage expense, partially offset by an increase in uncollectible customer accounts receivable expense.

Depreciation and amortization: Depreciation and amortization expense decreased $2.8 million for the three months ended September 30, 2004, primarily due to a $1.5 million decrease in depreciation expense on property, plant and equipment and a $1.4 million decrease in amortization expense related to regulatory assets.

Depreciation and amortization expense decreased $5.3 million for the nine months ended September 30, 2004, primarily due to a $3.2 million decrease in depreciation expense on property, plant and equipment and a $2.1 million decrease in amortization related to regulatory assets.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, decreased $13.2 million and $6.9 million for the three and nine months ended September 30, 2004, respectively. These decreases were primarily due to decreases in gain on the sale of land of $9.6 million and $2.9 million for the three and nine months ended September 30, 2004, respectively.

Interest Expense

Interest expense decreased $2.4 million and $5.6 million for the three and nine months ended September 30, 2004, respectively, primarily due to lower levels of debt outstanding following the repayment of transition bonds.

Income Tax Expense

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the quarterly and year to date effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

The effective income tax rates for the three months ended September 30, 2004 and 2003 were 28.8% and 33.3%, respectively. The change in the effective income tax rate was primarily the result of increased allocated tax benefit due to parent company losses.

The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 29.8% and 32.5%, respectively. The change in the effective income tax rate was primarily the result of depreciation and increased allocated tax benefit due to parent company losses.

AGC’S RESULTS OF OPERATIONS

Income Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Affiliated operating revenues	$17.0	$18.0	$52.0	$52.4
Operating income	$10.6	$11.5	$32.1	$33.0
Income before income taxes	$8.5	$8.6	$25.7	$23.0
Net income	$6.7	$6.2	$19.5	$15.7

Net income increased $3.8 million for the nine months ended September 30, 2004, primarily due to a decrease in interest expense. The decrease in interest expense was primarily due to the September 2003 repayment of long-term debt and the June 2003 repayment of affiliated notes.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the quarterly and year to date effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

The effective income tax rates for the three months ended September 30, 2004 and 2003 were 20.7% and 27.8%, respectively. The change in the effective income tax rate was primarily the result of amortization of regulatory assets and increased allocated tax benefit due to parent company losses.

The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 24.1% and 31.7%, respectively. The change in the effective income tax rate was primarily the result of amortization of regulatory assets, increased allocated tax benefit due to parent company losses and a refund received for prior periods.

FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisition and construction programs, Allegheny and its subsidiaries have used internally generated funds (net cash provided by operations less common and preferred dividends), the sale of non-core assets and external financings (including the sale of common and preferred stock), debt instruments, installment loans and lease arrangements. The timing and amount of external financings depend primarily upon Allegheny and its subsidiaries’ anticipated cash needs and capital structure objectives.

Allegheny’s consolidated capital structure, including short-term debt and excluding minority interest, as of September 30, 2004, December 31, 2003 and September 30, 2003, was as follows:

	September 30, 2004		December 31, 2003		September 30, 2003
(In millions, except percents)	Amount	Percent	Amount	Percent	Amount	Percent
Debt	$5,212	81.2	$5,726	78.3	$5,995	78.2
Common equity	1,136	17.7	1,516	20.7	1,592	20.8
Preferred equity	74	1.1	74	1.0	74	1.0

	$6,422	100.0	$7,316	100.0	$7,661	100.0

On October 4, 2004, Allegheny sold 10 million shares of its common stock at a price of $15.15 per share directly to institutional investors in a private placement. The proceeds of the sale were used to reduce debt.

As of September 30, 2004, Allegheny anticipates contributing an additional $0.1 million to the Supplemental Executive Retirement Plan, for a total contribution to pension plans during 2004 of $27.7 million. Allegheny anticipates contributing an additional amount ranging from $5.1 million to $10.1 million to fund postretirement benefits other than pensions in 2004, for a total contribution to postretirement benefits other than pensions in 2004 ranging from approximately $22.3 million to $27.3 million.

In June 2004, Monongahela issued $120 million of 6.70% First Mortgage Bonds, which mature on June 15, 2014. The net proceeds of the bond issuance were used to repay Monongahela’s $53.6 million short-term bridge loan in September 2004 and to fund the July 2004 redemption of $40 million of 8.375% First Mortgage Bonds due 2022 and $25 million of 7.25% First Mortgage Bonds due 2007. Interest on the 6.70% First Mortgage Bonds is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2004. These bonds are redeemable at Monongahela’s option and rank equally in right of payment with its existing or future first mortgage bonds.

On March 8, 2004, AE and AE Supply refinanced approximately $1.7 billion of long-term debt outstanding at December 31, 2003 under the Borrowing Facilities (except for the A-Notes related to AE Supply’s St. Joseph, Indiana generating project) with new borrowings in an aggregate amount of $1.55 billion. These new borrowings consisted of secured Term B Loans and a secured Term C Loan (collectively, the AE Supply Loans) at AE Supply, in the aggregate amount of $750 million and $500 million, respectively, and unsecured revolving and term loan facilities at AE in the aggregate amount of $300 million (the New AE Facility and collectively with the AE Supply Loans, the New Loan Facilities).

During October 2004, AE Supply repaid $200 million of its existing loans and refinanced the remaining $1.04 billion outstanding under those loans. The remaining loan will bear interest at a rate per annum equal to LIBOR plus 2.75%. If the outstanding amount of the loan is reduced by an additional $200 million, the per annum interest rate will be reduced to LIBOR plus 2.50%. The loan will mature on March 8, 2011. To effect the refinancing, AE Supply entered into an Amended and Restated Credit Agreement, dated as of October 28, 2004, with certain of its subsidiaries, Citicorp North America, Inc., as Administrative Agent, and Citicorp, N.A., as Collateral Agent and Intercreditor Agent (together, Citicorp), and the other Lenders party thereto. AE Supply and certain of its subsidiaries also entered into an Amended and Restated Security and Intercreditor Agreement, dated as of October 28, 2004, with Citicorp North American, Inc., as Administrative Agent, Law Debenture Trust Company of New York, as Indenture Agent and Citibank, N.A., as Collateral Agent, Intercreditor Agent and Depositary Agent. Affiliates of Citicorp have performed investment banking and advisory services for Allegheny from time to time, for which they have received customary fees and expenses. See Note 2, Long-Term Debt, above for additional information. See also Item 8, Note 3, Capitalization, in the 2003 Annual Report on Form 10-K, for additional information concerning the refinancing and the debt covenants related to the New Loan Facilities.

Off-Balance Sheet Arrangements

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Long-Term Debt

See Note 2, Long-Term Debt, above for additional information and details regarding Allegheny’s debt. See also Item 8, Note 3, Capitalization, in the 2003 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancing and other debt issuances and redemptions.

Allegheny has various obligations and commitments to make future cash payments under contracts, such as debt instruments, lease arrangements and fuel agreements. The table below provides a summary of the payments due by period for these obligations and commitments as of September 30, 2004. This table does not include capacity contract commitments that were accounted for under fair value accounting (as discussed above under Management’s Discussion and Analysis of Financial Condition and Results of Operations, AE Supply Results of Operations, Operating Revenues) or contingencies.

	Payments Due by Period
Contractual Obligations and Commitments (In millions)	Payments from October 1, to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt *	$20.8	$873.4	$1,041.2	$3,293.1	$5,228.5
Capital lease obligations	4.2	24.1	8.1	0.5	36.9
Operating lease obligations	3.1	17.9	11.3	38.8	71.1
PURPA purchased power	50.8	406.3	419.6	3,982.8	4,859.5
Fuel purchase and transportation commitments	116.8	873.4	232.9	117.6	1,340.7

Total	$195.7	$2,195.1	$1,713.1	$7,432.8	$11,536.7

Liabilities associated with assets held for sale:
Other Notes	$3.3	$6.7	$6.7	$73.3	$90.0

*	Does not include unamortized debt expense, discounts, premiums and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133.

Amounts related to debt and capital lease obligations in the table above represent contractual principal repayments required without taking into account their classification on the Consolidated Balance Sheet.

As a result of the March 8, 2004 refinancing and new fuel purchase contracts entered into during the third quarter of 2004, AE Supply’s long-term debt repayment and fuel purchase and transportation commitments payment schedules changed significantly from the amounts disclosed in the 2003 Annual Report on Form 10-K. As of September 30, 2004, scheduled maturities of long-term debt and fuel purchase and transportation commitments for AE Supply (excluding unamortized debt expense, discounts, premiums and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133) were as follows:

	Payments Due by Period
(In millions)	Payments from October 1, to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt	$3.1	$24.6	$495.9	$2,533.3	$3,056.9
Fuel purchase and transportation commitments	$90.9	$697.1	$190.1	$111.9	$1,090.0

As a result of the June 2004 issuance of $120 million of 6.70% First Mortgage Bonds due 2014, the redemption of certain other First Mortgage Bonds, the repayment of the short-term bridge loan and new fuel purchase contracts entered into during the third quarter of 2004, Monongahela’s long-term debt repayment and fuel purchase and transportation commitments payment schedules changed significantly from the amounts disclosed in the 2003 Annual Report on Form 10-K. As of September 30, 2004, scheduled maturities of long-term debt and fuel purchase and transportation commitments for Monongahela (excluding unamortized debt expense, discounts, premiums and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133) were as follows:

	Payments Due by Period
(In millions)	Payments from October 1, to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt	$—	$300.0	$15.5	$370.3	$685.8
Fuel purchase and transportation commitments	$25.9	$176.3	$42.8	$5.7	$250.7
Liabilities associated with assets held for sale:
Other Notes	$3.3	$6.7	$6.7	$73.3	$90.0

The long-term debt repayment schedules for Potomac Edison and West Penn did not change materially from the amounts reported in the 2003 Annual Report on Form 10-K.

Allegheny’s capital expenditures for the last three months of 2004 and for the full year of 2005 are estimated at $72.6 million and $344.9 million, respectively, and include estimated expenditures of $9.2 million and $124.8 million, respectively, for environmental control technology. See Item 8, Note 24, Commitments and Contingencies, to the 2003 Annual Report on Form 10-K for additional information. See also Note 16, Commitments and Contingencies.

Financing

Debt: See Note 2, Long-Term Debt, above for a discussion of the issuances and redemptions of debt by the registrants during the three and nine months ended September 30, 2004.

Short-term Debt: AE and AE Supply manage short-term obligations with cash on hand and amounts available under revolving credit facilities. Monongahela, Potomac Edison, West Penn and AGC manage short-term obligations through an internal money pool or cash on hand. AE also participates in the internal money pool. As a method to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available, the money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points.

At September 30, 2004, no registrant had access to any short-term revolving credit facilities or lines of credit with third-party financial institutions beyond those described above. As mentioned above, AE had $166.6 million of revolving credit available under its $200 million revolving credit facility, which is classified as long-term debt in accordance with its terms. See Item 8, Note 3, Capitalization, of the 2003 Annual Report on Form 10-K for additional information.

Asset Sales

In April 2004, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, completed the sale of approximately 592 acres of land in Tucker County, West Virginia to Allegheny Wood Products, Inc. for a net sales price of $1.4 million.

West Penn consummated land sales during the first quarter of 2004 for aggregate proceeds of $6.6 million.

See Note 4, Assets Held for Sale and Discontinued Operations, and Note 18, OVEC Transaction, above for information relating to asset sales.

Cash Flows

Allegheny

Allegheny’s cash flows from operating activities primarily result from the sale of electricity and gas. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as AE’s ability to produce and supply its customers with power at competitive prices.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the nine months ended September 30, 2004 were $331.8 million, comprised of noncash charges of $738.9 million, partially offset by a net loss of $383 million and changes in certain assets and liabilities of $24.1 million. Cash flows from operating activities for the nine months ended September 30, 2003 were $321.6 million, comprised of noncash charges of $515.2 million and changes in certain assets and liabilities of $147.7 million, partially offset by a net loss of $341.3 million before cumulative effect of accounting changes.

Significant cash flows related to operating activities for the nine months ended September 30, 2004 included $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company as a result of the exit from Western U.S. energy markets, $28 million in final scheduled payments in connection with the termination of the tolling agreement with Williams Energy and Marketing Company (Williams) and $44.8 million in payments to AE’s pension and other post-retirement benefit plans, primarily as a result of contributing amounts to satisfy the funding requirements of these benefits plans.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in a net reduction in operating cash flows of $24.1 million. Operating cash flows were used primarily for a $60.7 million increase in collateral deposits held as security for certain contracts and a $20.6 million decrease in accounts payable as a result of timing differences associated with the payment of certain working capital obligations. These amounts were partially offset by cash flows generated from operating activities, primarily as a result of a $34.3 million decrease in accounts receivable, net, related to seasonal timing of payments received and revenues generated and a $28.9 million increase in interest accrued as a result of timing differences associated with the payment of interest on long-term debt.

The changes in certain assets and liabilities for the nine months ended September 30, 2003 resulted in a net increase in operating cash flows of $147.7 million. Operating cash flows were primarily generated by a $181.4 million change in taxes receivable/accrued, net, primarily as a result of tax refunds received, offset by a decrease in accrued taxes and a $159.3 million decrease in accounts receivable, net. These amounts were partially offset by operating cash flows used primarily for a $59.2 million increase in collateral deposits held as security for certain contracts, $47.7 million in payments to terminate various energy trading contracts as a result of AE Supply’s exit from Western U.S. energy markets, a $40 million decrease in accounts payable as a result of timing differences associated with the payment of certain working capital obligations and a $38.2 million increase in fuel inventory primarily as a result of seasonal demand as part of our gas operations in West Virginia.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2004 and 2003 were $174.7 million and $493.2 million, respectively.

Significant cash flows used in investing activities for the nine months ended September 30, 2004 included $199.2 million of capital expenditures, in accordance with planned capital improvements for the year. This amount was partially offset by the receipt of $14.1 million in proceeds from the sale of various non-core assets and the receipt of $8.3 million of funds previously restricted as part of the Borrowing Facilities and released as part of the March 2004 refinancing.

Significant cash flows used in investing activities for the nine months ended September 30, 2003 included $318.4 million paid for the acquisition of the Springdale, Pennsylvania generating facility, $205.6 million in other capital expenditures and a $34.2 million increase in restricted funds. These amounts were partially offset by $55.9 million in proceeds from the sale of non-core assets.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2004 were $453 million. Cash flows from financing activities for the nine months ended September 30, 2003 were $767.5 million.

Significant cash flows used in financing activities for the nine months ended September 30, 2004 included $1,994.3 million in payments for the retirement of long-term debt, $21.7 million in payments for costs associated with the New Loan Facilities and $53.6 million in payments for the retirement of short-term debt. The sources of the funds for such payments included $1,475 million in proceeds from the issuance of debt under the New Loan Facilities, $120 million in proceeds from the issuance of First Mortgage Bonds and $28.3 million in proceeds from the issuance of debt under the Borrowing Facilities that occurred prior to the March 2004 refinancing.

Significant cash flows provided by financing activities for the nine months ended September 30, 2003 included $2,363.6 million in proceeds from the issuance of debt under the Borrowing Facilities. These funds were primarily used for $1,132 million in net repayments of short-term debt, $417.8 million in payments for the retirement of long-term debt and $46.3 million in payments for costs associated with the Borrowing Facilities.

AE Supply

AE Supply’s cash flows from operating activities primarily result from the generation of electricity and the sale of such electricity to its affiliates. Future cash flows will be affected by, among other things, the impact that the economy and weather have on revenues, future demand and market prices for energy. Additionally, AE Supply’s future cash flows will be impacted by its ability to produce and supply its affiliates with power at costs that enable them to be competitive in the marketplace.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the nine months ended September 30, 2004 were $122.6 million, comprised of noncash charges of $566.3 million, partially offset by a net loss of $413.6 million and changes in certain assets and liabilities of $30.1 million. Cash flows from operating activities for the nine months ended September 30, 2003 were $29.2 million, comprised of noncash charges of $540.4 million, partially offset by a net loss of $463.2 million and changes in certain assets and liabilities of $48 million.

Significant cash flows related to operating activities for the nine months ended September 30, 2004 included $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company as a result of AE Supply’s exit from Western U.S. energy markets and $28 million in final scheduled payments in connection with the termination of the tolling agreement with Williams.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in a net reduction in operating cash flows of $30.1 million. Operating cash flows were used primarily for a $70 million increase in collateral deposits held as security for certain contracts and a $15.4 million decrease in accounts payable as a result of timing differences associated with the payment of certain working capital obligations. These amounts were partially offset by cash flows generated from operating activities primarily as a result of a $24.1 million increase in interest accrued as a result of timing differences associated with the payment of interest on long-term debt and a $22.8 million increase in accounts payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the nine months ended September 30, 2003 resulted in a net reduction in operating cash flows of $48 million. Operating cash flows were used primarily for a $59.2 million increase in collateral deposits held as security for certain contracts, a $58.6 million decrease in accounts payable as a result of timing differences associated with the payment of certain working capital obligations and $47.7 million in payments to terminate various energy trading contracts as a result of AE Supply’s exit from Western U.S. energy markets. These amounts were partially offset by cash flows generated from operating activities primarily as a result of a $77.2 million change in taxes receivable/accrued, net, and a $53.8 million decrease in accounts receivable, net, as a result of seasonal timing of payments received and revenues generated.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2004 and 2003 were $50.8 million and $381.5 million, respectively.

Significant cash flows used in investing activities for the nine months ended September 30, 2004 included $76.1 million of capital expenditures, in accordance with planned capital improvements for the year. These amounts were partially offset by the receipt of $20.3 million of funds previously restricted as part of the Borrowing Facilities and released as part of the March 2004 refinancing and the receipt of $5 million in proceeds from the sale of various non-core assets.

Significant cash flows used in investing activities for the nine months ended September 30, 2003 included $318.4 million paid for the acquisition of the Springdale, Pennsylvania generating facility, $86.7 million in other capital expenditures and a $31.7 million increase in restricted funds related to collateral posting requirements. These amounts were partially offset by $45.8 million in proceeds from the sale of non-core assets.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2004 were $155.9 million. Cash flows from financing activities for the nine months ended September 30, 2003 were $639.4 million.

Significant cash flows used in financing activities for the nine months ended September 30, 2004 included $1,414 million in payments for the retirement of long-term debt and $15.4 million in payments for costs associated with the New Loan Facilities. The sources of the funds for such payments included $1,250 million in proceeds from the issuance of debt under the New Loan Facilities and $28.3 million in proceeds from the issuance of debt under the Borrowing Facilities that occurred prior to the March 2004 refinancing.

Significant cash flows from financing activities for the nine months ended September 30, 2003 included $1,675.2 million in proceeds from the issuance of debt under the Borrowing Facilities. These funds were primarily used for $797 million in net repayments of short-term debt and $247.3 million in payments for the retirement of long-term debt.

Monongahela

Monongahela’s cash flows from operating activities primarily result from the sale of electricity and gas. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Monongahela’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows from operating activities reduced by common and preferred dividends, was $56.4 million for the nine months ended September 30, 2004 compared with $53.7 million for the same period of 2003.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the nine months ended September 30, 2004 were $82.4 million, comprised of noncash charges of $99.1 million, partially offset by a net loss of $11.1 million and changes in certain assets and liabilities of $5.6 million. Cash flows from operating activities for the nine months ended September 30, 2003 were $84.1 million, comprised of net income of $67.8 million and changes in certain assets and liabilities of $20.9 million, partially offset by noncash credits of $4.6 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in a net reduction in operating cash flows of $5.6 million. Operating cash flows were used primarily for the $32.4 million change in taxes receivable/accrued, net, and a $3.6 million decrease in accounts payable as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows generated from operating activities primarily due to a $29.3 million increase in accounts payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the nine months ended September 30, 2003 resulted in an increase in operating cash flows of $20.9 million. Operating cash flows were primarily generated by a $40.5 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues and a decrease in timing of gas receivables and a $31.3 million increase in accounts payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows used for operating activities primarily due to a $41.2 million increase in fuel inventory as a result of seasonality and a $9.4 million decrease in accounts payable as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2004 and 2003 were $41 million and $61.9 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures. The amount for 2003 also included a $9.2 million contribution paid to an affiliate.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2004 and 2003 were $58.7 million and $28 million, respectively. Significant cash flows used in financing activities for the nine months ended September 30, 2004 included $66.3 million in payments for the retirement of long-term debt, $53.6 million in payments for the retirement of short-term debt, $30.1 million for notes receivable from affiliates, $26 million in cash dividends paid on capital stock and $2.7 million in payments for costs associated with the issuance of the First Mortgage Bonds. The source of the funds for such payments was $120 million in proceeds from the issuance of First Mortgage Bonds.

Cash flows used in financing activities for the nine months ended September 30, 2003 included $59.7 million in payments for the retirement of long-term debt and $30.4 million in cash dividends paid on capital stock. The source of the funds for such payments included $53.6 million in borrowings of short-term debt and $8.5 million from notes receivable issued to affiliates, net of repayments.

Potomac Edison

Potomac Edison’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Potomac Edison’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows from operating activities reduced by common dividends, was $65.3 million for the nine months ended September 30, 2004 compared with $80.1 million for the same period of 2003.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the nine months ended September 30, 2004 were $94.2 million, comprised of noncash charges of $44.8 million, net income of $30.5 million and changes in certain assets and liabilities of $18.9 million. Cash flows from operating activities for the nine months ended September 30, 2003 were $102.5 million, comprised of noncash charges of $24.2 million, changes in certain assets and liabilities of $39.4 million and net income before cumulative effect of accounting change of $38.9 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in an increase in operating cash flows of $18.9 million. Operating cash flows were primarily generated by a $9.4 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues and a $5.8 million increase in interest accrued primarily as a result of timing differences associated with the payment of interest on First Mortgage Bonds.

The changes in certain assets and liabilities for the nine months ended September 30, 2003 resulted in an increase in operating cash flows of $39.4 million. Operating cash flows were primarily generated by a $17.4 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $13.5 million change in taxes receivable/accrued, net, and a $9 million increase in accounts payable as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2004 and 2003 were $54.8 million and $37.7 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures. The 2004 amount also includes the use of $7.4 million resulting from an increase in restricted funds due to additional collateral requirements.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2004 and 2003 were $56.6 million and $30.9 million, respectively.

Cash flows used in financing activities for the nine months ended September 30, 2004 included $28.9 million in cash dividends paid on common stock and $27.7 million for the issuance of a note receivable to an affiliate.

Cash flows used in financing activities for the nine months ended September 30, 2003 included $22.4 million in cash dividends paid on common stock and $8.5 million for payments on notes payable to affiliates.

West Penn

West Penn’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as West Penn’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows from operating activities reduced by common dividends, was $64.7 million for the nine months ended September 30, 2004 compared with $95.2 million for the same period of 2003.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the nine months ended September 30, 2004 were $98.6 million, comprised of net income of $67.8 million and noncash charges of $47.6 million, partially offset by changes in certain assets and liabilities of $16.8 million. Cash flows from operating activities for the nine months ended September 30, 2003 were $124.4 million, comprised of net income before cumulative effect of accounting change of $68.4 million, noncash charges of $40.9 million and changes in certain assets and liabilities of $15.1 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in a net reduction in operating cash flows of $16.8 million. Operating cash flows were used primarily for a $25.1 million change in taxes receivable/accrued, net, and a $5.7 million increase in prepaid taxes as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by cash flows generated by operating activities primarily due to a $14.9 million decrease in accounts receivable, net, related to the timing and volume of unbilled utility revenues.

The changes in certain assets and liabilities for the nine months ended September 30, 2003 resulted in an increase in operating cash flows of $15.1 million. Operating cash flows were primarily generated by a $22.6 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues and a $10.9 million increase in accounts payable as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows used for operating activities primarily as a result of a $9.1 million increase in prepaid taxes related to timing differences associated with the payment of certain tax obligations.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2004 and 2003 were $27.7 million and $19.5 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures. These amounts include proceeds from the sale of non-core assets of $8.3 million and $9.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2004 and 2003 were $129.3 million and $86.7 million, respectively.

Cash flows used in financing activities for the nine months ended September 30, 2004 included $140 million for the retirement of long-term debt and $33.9 million in cash dividends paid on common stock. The source of the funds for these payments was $44.6 million in proceeds from a note payable issued to an affiliate.

Cash flows used in financing activities for the nine months ended September 30, 2003 included $57.5 million for the retirement of long-term debt and $29.2 million in cash dividends paid on common stock.

AGC

AGC’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy and weather have on revenues, future demand and market prices for energy, as well as AGC’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows from operating activities reduced by common dividends, was $20.5 million for the nine months ended September 30, 2004 compared with $38.5 million for the same period of 2003.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the nine months ended September 30, 2004 were $33 million, comprised of net income of $19.5 million, noncash charges of $8.5 million and changes in certain assets and liabilities of $5 million. Cash flows from operating activities for the nine months ended September 30, 2003 were $49 million, comprised of changes in certain assets and liabilities of $24.5 million, net income of $15.7 million and noncash charges of $8.8 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in an increase in operating cash flows of $5 million. Operating cash flows were primarily generated by a $4.9 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the nine months ended September 30, 2003 resulted in an increase in operating cash flows of $24.5 million. Operating cash flows were primarily generated by a $13.6 million change in taxes receivable/accrued, net, primarily as a result of tax refunds received, and a $13.1 million change in accounts receivable due from/payable to affiliates, net as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2004 and 2003 were $7.1 million and $3.9 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2004 and 2003 were $22.5 million and $45.5 million, respectively.

Cash flows used in financing activities for the nine months ended September 30, 2004 included $12.5 million in cash dividends paid on common stock and a $10 million payment on a note payable to parent.

Cash flows used in financing activities for the nine months ended September 30, 2003 included $55 million in net repayments of short-term debt, $50 million for the retirement of long-term debt and $10.5 million in cash dividends paid on common stock. The source of funds for such payments included a $40 million contribution from the parent companies and $30 million received from the parent companies in exchange for the issuance of a note payable.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2003 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2003 Annual Report on Form 10-K.

REGULATORY MATTERS

See, Item 1, Rate Matters and Regulatory Matters Affecting Allegheny, in the 2003 Annual Report on Form 10-K for additional information.

Federal Energy Regulatory Commission (FERC)

Standards of Conduct: In November 2003, the FERC, in Order No. 2004, issued revised Standards of Conduct for natural gas and electric industries. Order No. 2004 governs the relationship between transmission providers and their energy affiliates. In April 2004, FERC issued Order No. 2004-A, which clarified the Standards of Conduct. In August 2004, the FERC issued Order No. 2004-B, which clarified the Standards of Conduct and deferred full implementation for transmission providers, such as the Distribution Companies, until September 22, 2004.

Transmission: In November 2003, the FERC issued a series of orders related to transmission rate design for the PJM and Midwest regions. Specifically, the FERC found that the payment of multiple and additive (i.e., “pancaked”) rates for movement of power between PJM and the Midwest region is not just and reasonable. The FERC ordered the elimination of pancaked rates and the implementation of a transitional rate design for a two-year period and ordered the parties to develop a long-term rate design solution. In a settlement approved by the FERC in March 2004, the parties agreed to continue pancaked rates through December 1, 2004, to forego a transitional rate design and file to implement a long-term rate design solution to be effective on December 1, 2004. On September 27, 2004, the FERC instituted a Section 206 proceeding to implement a new long-term rate design in the PJM and Midwest regions. Following a series of stakeholder meetings, Allegheny Power, in conjunction with several other utilities, filed a long-term regional rate proposal on October 1, 2004, in compliance with the settlement. While the long-term rate design is intended to keep transmission owners neutral with respect to transmission revenues and to minimize the shifting of costs, there is no assurance that this will be the actual result. Allegheny cannot predict the financial impact the long-term rate design will have on its transmission revenues or the Distribution Companies’ transmission costs.

State Legislation and Regulatory Developments

Maryland: Recently enacted legislation requires the implementation of a renewable energy portfolio standard in Maryland. Beginning in 2006, or upon the expiration of the transition period for any particular customer class served by a supplier, whichever is later, retail electricity suppliers in Maryland will have to provide certain percentages of their energy supply from renewable energy resources. The law provides that if renewable resources are too expensive, or unavailable in quantities sufficient to meet the standard in any given year, suppliers can opt instead to pay a “compliance fee.” The law directs the Maryland Public Service Commission to allow standard offer service suppliers to recover their costs, including compliance fees if incurred, as described above. The Maryland Public Service Commission initiated a proceeding in August 2004 to investigate the creation, tracking and trading of renewable energy resources.

Ohio: The Ohio General Assembly adopted legislation in 1999 to restructure its electric utility industry and provide retail electric customers the right to choose their electricity generation supplier, which started a transition to market rates. The 1999 legislation granted Ohio’s residential customers a 5% reduction in the generation portion of their rates until December 31, 2005, which is when the transition period ends. Pursuant to a settlement, Monongahela’s transition period, or market development period, for large industrial, commercial and street lighting customers was scheduled to end on December 31, 2003, but, as discussed below, has been extended by the Public Utilities Commission of Ohio (PUCO) until December 31, 2005.

In July 2003, the PUCO authorized Monongahela to issue a request for proposals for wholesale power to supply new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 MW of load, effective January 1, 2004. In October 2003, the PUCO denied approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. In February 2004, Monongahela appealed the PUCO’s decision to the Ohio Supreme Court seeking to overturn the PUCO’s denial of new rates. Oral argument was held on October 26, 2004.

In February 2004, Monongahela filed for an injunction in Federal Court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. In May, the Court partially granted Monongahela’s request, ruling that the Ohio legislation adopted in 1999 to restructure the electric utility industry was unconstitutional to the extent it did not permit Monongahela to make a claim with the PUCO that its rates are confiscatory. Monongahela requested reconsideration of the Court’s order, which the Court partially granted by retaining jurisdiction of this matter. The PUCO initiated a proceeding in compliance with the Court directive. Monongahela filed its application for rate relief on June 18, 2004 and supplemented the filing on June 28, 2004. The hearing was held beginning on September 29, 2004. Initial briefs were filed on October 22, 2004, and reply briefs were filed on November 2, 2004.

Since January 2004, Monongahela has been purchasing power at PJM market prices for these customers and anticipates that the price for that power will continue to be higher than the current retail generation rates. Monongahela cannot be certain that the federal court or the PUCO will allow it to recover any or all of these costs. Monongahela expensed these costs, which were approximately $7.8 million for the first nine months of 2004.

Legislation has been introduced that would limit the ability of companies without “rate stabilization plans,” including Monongahela, to increase their rates.

Virginia: The Virginia SCC issued an order on October 8, 2004 permitting Potomac Edison to transfer control of its transmission facilities to PJM West subject to the conditions of a stipulation, which requires both Potomac Edison and PJM to submit annual reports to the Virginia SCC beginning October 1, 2005. As part of the stipulation, PJM agreed to certain curtailment protocols related to Potomac Edison’s customers in Virginia.

State Rate Matters

Pennsylvania: In November 2003, West Penn requested approval to issue additional transition bonds up to amounts originally authorized to securitize the portion of West Penn’s stranded costs that are not recoverable on a timely basis via a Competitive Transition Charge (CTC) due to operation of the generation rate cap. In September 2004, a Joint Petition for Settlement and For Modification of the 1998 Restructuring Settlement was filed. If the joint petition is approved, West Penn will be allowed to securitize, through the issuance of transition bonds, an approximate additional amount of $115 million of transition costs (including the deferred portion of CTC from 1999 through 2004). In addition, distribution rate caps will be extended from 2005 to 2007 and generation rate caps will be extended from 2008 to 2010, with additional generation rate increases occurring in 2007, 2009 and 2010. These increases will gradually move generation rates closer to market-based rates. The Office of Consumer Advocate, the Office of Small Business Advocate and The West Penn Power Industrial Intervenors joined West Penn in the petition.

In October 2004, West Penn filed a Petition for Continued Deferral of CTC Underrecovery as Regulatory Asset. In August 2004, West Penn filed its CTC reconciliation for the twelve months ended July 31, 2004 showing a twelve-month underrecovery of $13.2 million, for a total cumulative underrecovery of approximately $78.3 million. West Penn is requesting authorization to record the 2004 cumulative underrecovery as a regulatory asset, for full and complete recovery, with an annual interest rate of 11%.

West Virginia: On September 27, 2004, Monongahela, Mountaineer and Mountaineer Gas Holding Limited Partnership (Mountaineer Holdings) filed a joint petition with the Public Service Commission of West Virginia (PSC) for approval to transfer the stock of Mountaineer and certain other natural gas distribution assets owned by Monongahela to Mountaineer Holdings, the prospective buyer of Monongahela’s natural gas business. In a separate petition also filed on September 27, 2004, Mountaineer filed to increase its distribution rates by approximately $23 million, or 9.6%, annually. Mountaineer Holdings obligation to close this transaction is conditioned on approval of a rate increase not materially different from that requested. On October 19, 2004, the PSC issued an order suspending the rates until July 25, 2005 and directing the Administrative Law Judge to render a decision in this matter no later than May 25, 2005.

Monongahela’s natural gas distribution business is divided into two components for purposes of its Purchased Gas Adjustments (PGA): West Virginia Power Gas Services (WVPGS) and Mountaineer Gas. WVPGS and Mountaineer Gas file with the PSC to adjust their PGA every year. The PGA mechanism compares the revenue received for recovery of projected gas expenses to the actual gas expenses incurred by WVPGS or Mountaineer Gas and defers any difference as a regulatory asset or liability to be collected or returned, respectively, to the customers in the next proceeding. As such, the PGA generally has no effect on earnings. An annual PGA period normally begins with service rendered on and after November 1 and concludes on October 31 of the following year.

On October 7, 2004, an Administrative Law Judge for the PSC of West Virginia approved an interim PGA increase to be effective on November 1, 2004 of $4.1 million, or 12.5%, for WVPGS and $26.4 million, or 9.7%, for Mountaineer Gas. A Final Recommended Decision is due on or before March 30, 2005. The estimated annual total revenue increases reflect the companies’ agreement to defer half of the under recovered balances as of June 30, 2004. Approximately $1 million for WVPGS and $7 million for Mountaineer Gas will be deferred until the next PGA proceeding. Carrying charges will accumulate on these deferred amounts at Allegheny’s short-term cost of debt calculated for a one-year period, which will also be recovered in the next PGA proceeding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

A summary of Allegheny’s market risks is included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2003 Annual Report on Form 10-K. Allegheny’s market risks have not changed materially from those reported in the 2003 Annual Report on Form 10-K.

As reported in the 2003 Annual Report on Form 10-K, Allegheny and AE Supply use various methods to measure their exposure to market risk on a daily basis, including a value at risk model (VaR). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of September 30, 2004 and December 31, 2003, this calculation yielded a VaR of $0.4 million and $0.2 million, respectively. The increase over the period is primarily a result of increases in price volatility and correlation of forward market power prices.

ITEM 4.	CONTROLS AND PROCEDURES

In August 2002, Allegheny’s independent auditor, PricewaterhouseCoopers LLP (PwC), advised Allegheny that it considered Allegheny’s internal controls to have material weaknesses, principally relating to trading operations and related information systems. In the third quarter of 2002, Allegheny initiated a comprehensive review of its financial information. In March 2004, PwC advised Allegheny’s Audit Committee that although management has made significant progress in addressing the specific control weaknesses previously identified, not all of these deficiencies have been remedied, and certain internal control material weaknesses remain. Allegheny’s management, Audit Committee and Board of Directors are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include a focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures.

Allegheny has implemented corrective actions to mitigate the risk that its internal control deficiencies would prevent information required to be disclosed by Allegheny in its periodic reports, including this quarterly report, from being timely reported or impede the compilation and communication of information to Allegheny’s management sufficient to permit timely decisions regarding required disclosures in the financial statements and other information included in its periodic reports, including this quarterly report. These actions include the continued development and implementation of new internal control policies, processes and procedures to identify and remediate weaknesses and improve controls. Allegheny is continuing to enhance its integrated financial reporting systems. Internal control improvements also are being achieved through Allegheny’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

In 2003, Allegheny created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is comprised of executives, including Allegheny’s Chief Risk Officer, Vice President, Controller and Chief Accounting Officer, Director of Audit Services and Vice President, Corporate Communications, as well as the senior officers responsible for Allegheny’s business segments. The Disclosure Committee establishes, maintains, monitors and evaluates Allegheny’s written disclosure controls and procedures and coordinates the preparation of Allegheny’s periodic reports and certain other of its public communications pursuant to formal written disclosure controls and procedures.

The Disclosure Committee, with the participation of Allegheny’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed, in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the augmented procedures implemented by Allegheny in connection with the preparation of this report as of September 30, 2004 and found them to be effective. However, until Allegheny completes the actions described above to remedy internal controls deficiencies, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

Allegheny currently believes that, by December 31, 2004, it will be able to complete the extensive process of restoring the effectiveness of its internal controls in compliance with Section 404 of the Sarbanes-Oxley Act. Allegheny intends to continue to monitor its compliance efforts with respect to these controls and will make every effort to achieve this goal by year-end 2004.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and other professional services firms.

For additional information, see Item 9A, Controls and Procedures, of the 2003 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16, Commitments and Contingencies, above, for information about legal proceedings. In addition, the registrants from time to time are involved in litigation and other legal disputes in the ordinary course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2004, Allegheny sold 10 million shares of its common stock at a price of $15.15 per share directly to institutional investors in a private placement. Allegheny relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale were used to reduce debt.

There were no issuer purchases of equity securities by any registrant during the quarter covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of any of the registrants during the third quarter of 2004.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Allegheny Energy, Inc.

Documents

10.1	Acquisition Agreement, dated as of August 4, 2004, by and between Monongahela Power Company and Mountaineer Gas Holdings Limited Partnership

10.2	Purchase Agreement, dated September 27, 2004, between Allegheny Energy Supply Company, LLC, Grant Peaking Power, LLC and ArcLight Energy Partners Fund II, L.P.

10.3	Stock Purchase and ICPA Assignment Agreement, dated as of May 17, 2004, between Allegheny Energy Inc., Allegheny Energy Supply Company, LLC and Buckeye Power Generating, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Energy Supply Company, LLC

Documents

10.1	Purchase Agreement, dated September 27, 2004, between Allegheny Energy Supply Company, LLC, Grant Peaking Power, LLC and ArcLight Energy Partners Fund II, L.P.

10.2	Stock Purchase and ICPA Assignment Agreement, dated as of May 17, 2004, between Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC and Buckeye Power Generating, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Monongahela Power Company

Documents

10.1	Acquisition Agreement, dated as of August 4, 2004, by and between Monongahela Power Company and Mountaineer Gas Holdings Limited Partnership

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

The Potomac Edison Company

Documents

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

West Penn Power Company

Documents

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Generating Company

Documents

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: November 4, 2004	By:	/s/ JEFFREY D. SERKES
Jeffrey D. Serkes
Senior Vice President and
Chief Financial Officer

ALLEGHENY ENERGY SUPPLY COMPANY, LLC

Date: November 4, 2004	By:	/s/ JEFFREY D. SERKES
Jeffrey D. Serkes
Vice President and
Principal Financial Officer

MONONGAHELA POWER COMPANY

Date: November 4, 2004	By:	/s/ JEFFREY D. SERKES
Jeffrey D. Serkes
Vice President and
Principal Financial Officer

THE POTOMAC EDISON COMPANY

Date: November 4, 2004	By:	/s/ JEFFREY D. SERKES
Jeffrey D. Serkes
Vice President and
Principal Financial Officer

WEST PENN POWER COMPANY

Date: November 4, 2004	By:	/s/ JEFFREY D. SERKES
Jeffrey D. Serkes
Vice President and
Principal Financial Officer

ALLEGHENY GENERATING COMPANY

Date: November 4, 2004	By:	/s/ JEFFREY D. SERKES
Jeffrey D. Serkes
Vice President and
Principal Financial Officer