Form 10-Q
period 2005-03-31
ALLEGHENY ENERGY, INC
filed 2005-05-10
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

This combined Form 10-Q is separately filed by Allegheny Energy, Inc., Monongahela Power Company, The Potomac Edison Company and Allegheny Generating Company. Information contained in the Form 10-Q relating to Monongahela Power Company, The Potomac Edison Company and Allegheny Generating Company is filed by each such registrant on its own behalf. Each of Monongahela Power Company, The Potomac Edison Company and Allegheny Generating Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc.	Yes ☒ No ☐
Monongahela Power Company	Yes ☐ No ☒
The Potomac Edison Company	Yes ☐ No ☒
Allegheny Generating Company	Yes ☐ No ☒

Number of shares outstanding of each class of common stock as of May 4, 2005:

Allegheny Energy, Inc.	162,538,405	($1.25 par value	)
Monongahela Power Company	5,891,000	($50.00 par value	)
The Potomac Edison Company	22,385,000	($0.01 par value	)
Allegheny Generating Company	1,000	($1.00 par value	)

GLOSSARY

I. The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE.
AGC	Allegheny Generating Company, an unregulated generation subsidiary of AE Supply.
Allegheny	AE together with its consolidated subsidiaries.
Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of AE.
Distribution Companies	Collectively, Monongahela, Potomac Edison and West Penn. The Distribution Companies do business as “Allegheny Power.”
Monongahela	Monongahela Power Company, a regulated subsidiary of AE.
Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE.
West Penn	West Penn Power Company, a regulated subsidiary of AE.
WVP	West Virginia Power, a division of Monongahela.

II. The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

2004 Annual Report on Form 10-K	Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004.
CDWR	California Department of Water Resources.
Clean Air Act	Clean Air Act of 1970.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission, an independent commission within the Department of Energy.
GAAP	Generally accepted accounting principles in the United States of America.
KWh	Kilowatt-hour, which is a unit of electric energy equivalent to one kilowatt operating for one hour.
Maryland PSC	Maryland Public Service Commission.
MW	Megawatt.
MWh	Megawatt-hour.
OVEC	Ohio Valley Electric Corporation.
Pennsylvania PUC	Pennsylvania Public Utility Commission.
PJM	PJM Interconnection, LLC, a regional transmission organization.
PLR	Provider-of-last-resort.
PUCO	Public Utilities Commission of Ohio.
PUHCA	Public Utility Holding Company Act of 1935, as amended.
PURPA	Public Utility Regulatory Policies Act of 1978.
SEC	United States Securities and Exchange Commission.
SFAS No. 133	FASB’s Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

SFAS No. 144	FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”
Virginia SCC	Virginia State Corporate Commission.
West Virginia PSC	Public Service Commission of West Virginia.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Operating revenues	$754,030	$735,350

Operating expenses:
Fuel consumed in electric generation	173,887	161,712
Purchased power and transmission	104,822	81,013
Deferred energy costs, net	1,186	914
Operations and maintenance	162,677	200,790
Depreciation and amortization	76,411	72,987
Taxes other than income taxes	55,058	49,185

Total operating expenses	574,041	566,601

Operating income	179,989	168,749

Other income and expenses, net (Note 12)	5,253	7,854

Interest expense and preferred dividends:

Interest expense	125,794	119,830
Preferred dividend of subsidiary	1,259	1,259

Total interest expense and preferred dividends	127,053	121,089

Income from continuing operations before income taxes and minority interest	58,189	55,514

Income tax expense from continuing operations	23,376	23,018

Minority interest in net income of subsidiaries	415	1,859

Income from continuing operations	34,398	30,637

Income from discontinued operations, net of tax (Note 3)	8,244	2,641

Net income	$42,642	$33,278

Basic weighted average common shares outstanding	137,417,964	126,969,238
Diluted weighted average common shares outstanding	165,674,343	152,941,183

Basic income per common share:
Income from continuing operations	$0.25	$0.24
Income from discontinued operations, net	0.06	0.02

Net income per common share	$0.31	$0.26

Diluted income per common share:
Income from continuing operations	$0.24	$0.24
Income from discontinued operations, net	0.05	0.01

Net income per common share	$0.29	$0.25

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$42,642	$33,278

Adjustments for discontinued operations and non-cash charges and (credits):
Income from discontinued operations, net	(8,244)	—
Depreciation and amortization	76,411	83,291
Gain on asset sales and disposals	(1,490)	(11,600)
Minority interest in net income of subsidiaries	415	1,859
Deferred investment credit and income taxes, net	24,459	13,491
Stock-based compensation expense	3,200	6,761
Unrealized (gains) losses on commodity contracts, net	(4,121)	11,139
Other, net	5,599	31,636

Changes in certain assets and liabilities:
Accounts receivable, net	(34,328)	(30,634)
Materials, supplies and fuel	(5,247)	48,396
Taxes receivable/accrued, net	(19,385)	(15,781)
Prepaid taxes	(29,734)	(28,561)
Collateral deposits	(27,595)	(58,696)
Accounts payable	(21,415)	(12,620)
Accrued interest	61,357	24,252
Other, net	34,023	20,186

Net cash from operating activities	96,547	116,397

Cash Flows From (Used In) Investing Activities:
Capital expenditures	(52,980)	(53,773)
Proceeds from sale of businesses and assets	2,424	11,589
Decrease in restricted funds	208,854	17,357
Other investments	(813)	(3,116)

Net cash from (used in) investing activities	157,485	(27,943)

Cash Flows Used In Financing Activities:
Issuance of long-term debt	—	1,481,592
Retirement of long-term debt	(267,201)	(1,709,650)
Exercise of stock options	443	—

Net cash used in financing activities	(266,758)	(228,058)

Net decrease in cash and cash equivalents	(12,726)	(139,604)
Cash and cash equivalents at beginning of period	189,482	528,612

Cash and cash equivalents at end of period	$176,756	$389,008

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$60,159	$86,337

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$176,756	$189,482
Accounts receivable:
Customer	211,728	164,666
Unbilled utility revenue	139,474	145,498
Wholesale and other	24,510	32,966
Allowance for uncollectible accounts	(18,126)	(19,854)
Materials and supplies	102,557	100,054
Fuel	64,556	61,812
Deferred income taxes	62,434	44,590
Prepaid taxes	76,634	46,900
Assets held for sale (Note 3)	114,418	150,031
Collateral deposits	116,303	88,708
Commodity contracts	14,168	13,523
Restricted funds	20,003	228,857
Regulatory assets	39,106	37,626
Other	14,619	20,273

Total current assets	1,159,140	1,305,132

Property, Plant and Equipment, Net:
Generation	5,702,559	5,695,851
Transmission	1,017,603	1,015,751
Distribution	3,399,220	3,366,217
Other	465,311	463,515
Accumulated depreciation	(4,400,442)	(4,341,282)

Subtotal	6,184,251	6,200,052
Construction work in progress	103,043	102,966

Total property, plant and equipment, net	6,287,294	6,303,018

Investments and Other Assets:
Assets held for sale (Note 3)	340,679	340,457
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	29,663	29,991
Intangible assets	33,199	33,215
Other	46,980	46,628

Total investments and other assets	817,808	817,578

Deferred Charges:
Commodity contracts	3,379	3,667
Regulatory assets	557,849	562,843
Other	51,913	52,902

Total deferred charges	613,141	619,412

Total Assets	$8,877,383	$9,045,140

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Long-term debt due within one year (Note 2)	$385,177	$385,142
Accounts payable	202,114	223,584
Accrued taxes	101,064	112,866
Commodity contracts	54,502	40,835
Accrued interest	123,083	61,726
Liabilities associated with assets held for sale (Note 3)	45,115	37,471
Other	137,636	144,082

Total current liabilities	1,048,691	1,005,706

Long-term Debt (Note 2)	4,273,321	4,540,764

Deferred Credits and Other Liabilities:
Commodity contracts	54,994	56,501
Investment tax credit	81,722	83,307
Deferred income taxes	671,228	635,374
Obligations under capital leases	21,653	23,788
Regulatory liabilities	460,344	453,913
Adverse power purchase commitment	197,089	201,377
Liabilities associated with assets held for sale (Note 3)	89,505	89,356
Other	490,719	505,620

Total deferred credits and other liabilities	2,067,254	2,049,236

Commitments and Contingencies (Note 15)

Minority Interest	22,032	21,618

Preferred Stock of Subsidiary	74,000	74,000

Common Stockholders’ Equity:
Common stock	171,965	171,788
Other paid-in capital	1,605,642	1,600,215
Retained deficit	(265,047)	(307,690)
Treasury stock	(1,756)	(1,756)
Accumulated other comprehensive loss	(118,719)	(108,741)

Total common stockholders’ equity	1,392,085	1,353,816

Total Liabilities and Stockholders’ Equity	$8,877,383	$9,045,140

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy, Inc. (“AE”) is a holding company registered under the Public Utility Holding Company Act of 1935, as amended (“PUHCA”). AE operates primarily through directly and indirectly owned subsidiaries (together with AE, “Allegheny”). Allegheny’s two business segments are the Delivery and Services segment and the Generation and Marketing segment.

The Delivery and Services segment primarily consists of AE’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding generation of electricity for its West Virginia customers, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”) (collectively, the “Distribution Companies”). These subsidiaries primarily operate electric and natural gas transmission and distribution systems in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. These subsidiaries are subject to federal and state regulation, including PUHCA.

The Generation and Marketing segment primarily consists of AE’s subsidiaries, Allegheny Energy Supply Company, LLC (“AE Supply”) and Allegheny Generating Company (“AGC”). AE Supply owns, operates and controls electric generation capacity and supplies and trades energy and energy-related commodities. AGC is owned approximately 77% by AE Supply and approximately 23% by Monongahela. It owns and sells generation capacity to AE Supply and Monongahela. The Generation and Marketing segment also includes Monongahela’s generation of electricity for its West Virginia customers. The Generation and Marketing segment is subject to federal regulation, including PUHCA, but is not subject to state regulation of rates, except that Monongahela is subject to state regulation in West Virginia.

Allegheny Energy Services Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who work at Allegheny.

The accompanying unaudited interim financial statements should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles used in the United States of America (“GAAP”) have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 and 2004, cash flows for the three months ended March 31, 2005 and 2004 and financial position at March 31, 2005 and December 31, 2004. Because of the seasonal nature of Allegheny’s operations, results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

During the third quarter of 2004, AE and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets as of, and subsequent to, the date that held for sale criteria were met.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Certain amounts in the financial statements have been reclassified for comparative purposes.

Federal and State Income Taxes. The provision for income tax expense for earnings from operations, and/or the income tax benefit for losses from operations, results in an effective income tax rate that differs from the federal statutory rate of 35%, principally due to state income taxes, tax credits, the effects of utility rate making and certain non-deductible expenses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Stock-Based Compensation. AE maintains certain stock-based employee compensation arrangements, which are described in greater detail in Item 8, Note 18, Stock-Based Compensation, in the 2004 Annual Report on Form 10-K. These arrangements include AE’s Long-Term Incentive Plan, under which stock option awards, restricted share awards and performance awards may be granted. Options to purchase approximately 0.2 million shares of AE’s common stock were granted under the Long-Term Incentive Plan during the three months ended March 31, 2005.

Through July 2, 2004, Allegheny recorded compensation expense related to stock units issued to certain of its executive officers using the variable method of accounting. On that date, Allegheny received authorization from the SEC to settle stock units in shares of AE’s common stock as the units vest. As a result, Allegheny began recording compensation expense relating to stock unit awards using the fixed method of accounting effective July 3, 2004.

Allegheny accounts for stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock option based compensation expense has been recognized in consolidated net income, because all options granted under the Long-Term Incentive Plan had an exercise price equal to the market price of the underlying stock on the date of grant.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Allegheny follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123.” The following table illustrates the effect on consolidated net income and income per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Three Months Ended March 31,
(In millions)	2005	2004
Consolidated net income, as reported	$42.6	$33.3
Add:
Stock-based employee compensation expense included in consolidated net income, net of related tax effects	1.8	4.0
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.2)	(5.5)

Consolidated net income, pro forma	$41.2	$31.8

Basic income per share:
As reported	$0.31	$0.26
Pro forma	$0.30	$0.25

Diluted income per share:
As reported	$0.29	$0.25
Pro forma	$0.29	$0.24

In April 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R was issued by the Financial Accounting Standards Board in December 2004 and will require companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Prior to the new rule, Allegheny had planned to adopt SFAS No. 123R on July 1, 2005. As permitted by the new SEC rule, Allegheny now plans to adopt SFAS No. 123R on January 1, 2006. Allegheny is currently evaluating the impact of SFAS No. 123R.

NOTE 2: DEBT

There was no debt issued during the three months ended March 31, 2005.

Repayments of indebtedness, by entity, during the three months ended March 31, 2005 are listed below:

(In Millions)	AE	AE Supply	West Penn	Total
New AE Facility	$25.0	$—	$—	$25.0
Refinanced AE Supply Loan	—	208.4	—	208.4
Medium-Term Notes	—	14.4	—	14.4
Transition Bonds	—	—	19.4	19.4

Total	$25.0	$222.8	$19.4	$267.2

During the three months ended March 31, 2005, AE Supply repaid an aggregate $208.4 million outstanding under its secured credit facility that was refinanced in October 2004 (the “Refinanced AE Supply Loan”). As a result of repayments made during the fourth quarter of 2004 and a portion of the repayments made during the first quarter of 2005, the annual interest rate on the Refinanced AE Supply Loan was reduced to the London Interbank Offering Rate plus 2.50%.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2005, contractual maturities for Allegheny’s long-term debt for the remainder of 2005 and the full years thereafter, excluding $86.7 million of long-term debt included in liabilities associated with assets held for sale, are:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Medium-Term Notes	$300.0	$100.0	$365.6	$—	$—	$1,240.0	$2,005.6
Refinanced AE Supply Loan	7.8	10.4	10.4	10.4	10.4	724.3	773.7
First Mortgage Bonds	—	300.0	—	—	—	510.0	810.0
Pollution Control Bonds	—	—	107.2	—	—	261.6	368.8
Convertible Preferred Securities	—	—	—	300.0	—	—	300.0
Transition Bonds	53.6	75.8	80.0	44.2	—	—	253.6
New AE Facility	—	—	75.0	—	—	—	75.0
Debentures	—	—	—	—	—	100.0	100.0
Unamortized debt discounts, premiums and terminated interest rate swaps	1.3	—	—	(0.8)	—	(16.0)	(15.5)
Eliminations	—	—	(2.3)	—	—	(10.5)	(12.8)

Total consolidated debt	$362.7	$486.2	$635.9	$353.8	$10.4	$2,809.4	$4,658.4

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
AE:
Medium-Term Notes	$300.0	$—	$—	$—	$—	$—	$300.0
New AE Facility	—	—	75.0	—	—	—	75.0
Convertible Preferred Securities	—	—	—	300.0	—	—	300.0

Total AE	$300.0	$—	$75.0	$300.0	$—	$—	$675.0

AE Supply:
Pollution Control Bonds	$—	$—	$91.7	$—	$—	$191.4	$283.1
Medium-Term Notes	—	—	365.6	—	—	1,050.0	1,415.6
Debentures-AGC	—	—	—	—	—	100.0	100.0
Refinanced AE Supply Loan	7.8	10.4	10.4	10.4	10.4	724.3	773.7

Total AE Supply	$7.8	$10.4	$467.7	$10.4	$10.4	$2,065.7	$2,572.4

Monongahela:
First Mortgage Bonds	$—	$300.0	$—	$—	$—	$190.0	$490.0
Pollution Control Bonds	—	—	15.5	—	—	70.2	85.7
Medium-Term Notes	—	—	—	—	—	110.0	110.0

Total Monongahela	$—	$300.0	$15.5	$—	$—	$370.2	$685.7

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$320.0	$320.0
Medium-Term Notes	—	100.0	—	—	—	—	100.0

Total Potomac Edison	$—	$100.0	$—	$—	$—	$320.0	$420.0

West Penn:
Transition Bonds	$53.6	$75.8	$80.0	$44.2	$—	$—	$253.6
Medium-Term Notes	—	—	—	—	—	80.0	80.0

Total West Penn	$53.6	$75.8	$80.0	$44.2	$—	$80.0	$333.6

AGC:

Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

Sub-total	$361.4	$486.2	$638.2	$354.6	$10.4	$2,935.7	$4,786.7
Unamortized debt discounts, premiums and terminated interest rate swaps	$1.3	$—	$—	$(0.8)	$—	$(16.0)	$(15.5)
Eliminations	$—	$—	$(2.3)	$—	$—	$(110.5)	$(112.8)

Total consolidated debt	$362.7	$486.2	$635.9	$353.8	$10.4	$2,809.4	$4,658.4

Liabilities associated with assets held for sale:
Other Notes	$3.3	$3.3	$3.4	$3.3	$13.4	$60.0	$86.7

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt. For additional information regarding property liens, see Item 2, “Properties” in the 2004 Annual Report on Form 10-K.

As discussed in Note 17, “Subsequent Events,” in April 2005, the holders of $295.0 million of the outstanding $300.0 million 11 7/8% Mandatorily Convertible Trust Preferred Securities (the “Trust Preferred Securities”) issued by Allegheny Capital Trust I (“Capital Trust”) accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount of Trust Preferred Securities tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the $47.2 million cash payment will be expensed during the second quarter of 2005. This amount represents the difference between the fair value transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

NOTE 3: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2004, Allegheny and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of SFAS No. 144, the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the accompanying balance sheets.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of income (loss) from discontinued operations are as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
AE Supply:
Operating revenues	$0.2	$5.6
Operating expenses	(1.2)	(9.7)
Interest expense	(3.1)	(9.0)

Loss before income taxes	(4.1)	(13.1)
Income tax benefit	1.4	4.8

Loss from discontinued operations, net of tax	$(2.7)	$(8.3)

Monongahela:
Operating revenues	$150.2	$148.8
Operating expenses	(130.1)	(128.6)
Other income	0.2	0.2
Interest expense	(2.1)	(2.0)

Income before income taxes	18.2	18.4
Income tax expense	(6.7)	(7.4)
Impairment charge, net of tax	(0.6)	—

Income from discontinued operations, net of tax	$10.9	$11.0

Allegheny:
Operating revenues	$150.4	$154.4
Operating expenses	(131.3)	(138.3)
Other income	0.2	0.2
Interest expense	(5.2)	(11.0)

Income before income taxes	14.1	5.3
Income tax expense	(5.3)	(2.6)
Impairment charge, net of tax	(0.6)	—

Income from discontinued operations, net of tax	$8.2	$2.7

Assets held for sale and liabilities associated with assets held for sale at March 31, 2005 were as follows:

(In Millions)	Monongahela	Potomac Edison	AE Supply	Eliminations	Allegheny
Assets:
Current assets	$113.5	$—	$2.2	$(1.3)	$114.4
Property, plant and equipment	164.4	10.8	152.5	—	327.7
Investments and other assets	7.2	—	—	—	7.2
Deferred charges	6.1	—	—	(0.3)	5.8

Total assets	$291.2	$10.8	$154.7	$(1.6)	$455.1

Liabilities:
Current liabilities	$57.1	$—	$—	$(12.0)	$45.1
Long-term debt	83.4	—	—	—	83.4
Deferred credits and other liabilities	16.5	—	—	(10.4)	6.1

Total liabilities	$157.0	$—	$—	$(22.4)	$134.6

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets held for sale and liabilities associated with assets held for sale at December 31, 2004 were as follows:

(In Millions)	Monongahela	Potomac Edison	AE Supply	Eliminations	Allegheny
Assets:
Current assets	$147.8	$—	$2.2	$—	$150.0
Property, plant and equipment	163.7	10.8	153.3	—	327.8
Investments and other assets	6.8	—	—	—	6.8
Deferred charges	6.3	—	—	(0.5)	5.8

Total assets	$324.6	$10.8	$155.5	$(0.5)	$490.4

Liabilities:
Current liabilities	$95.5	$—	$—	$(58.0)	$37.5
Long-term debt	83.4	—	—	—	83.4
Deferred credits and other liabilities	17.6	—	—	(11.6)	6.0

Total liabilities	$196.5	$—	$—	$(69.6)	$126.9

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

There were no changes in goodwill during the three months ended March 31, 2005.

The intangible assets included in “Investments and Other Assets” on the Consolidated Balance Sheets of $33.2 million at March 31, 2005 and December 31, 2004 relate to an additional minimum pension liability. See Item 8, Note 17, “Pension Benefits and Postretirement Benefits Other Than Pensions,” in the 2004 Annual Report on Form 10-K for more information.

The components of intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	As of March 31, 2005		As of December 31, 2004
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$97.2	$26.1	$96.5	$25.8
Land easements, unamortized	31.8	—	31.8	—
Software	86.6	59.3	82.7	55.8

	$215.6	$85.4	$211.0	$81.6

In addition, “Assets held for sale” included intangible assets related to natural gas rights, amortized with a gross carrying amount of $8.6 million at March 31, 2005 and December 31, 2004, and accumulated amortization of $4.9 million at March 31, 2005 and December 31, 2004.

Amortization of intangible assets, excluding Mountaineer, which is included in “Assets held for sale” at March 31, 2005, was $3.8 million for the three months ended March 31, 2005. Amortization of intangible assets for the three months ended March 31, 2004 was $4.4 million.

Amortization expense is estimated to be $18.7 million annually for 2005 through 2009.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposure to various market risks, as described in the 2004 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 5, Wholesale Energy Activities, and Note 10, Derivative Instruments and Hedging Activities, in the 2004 Annual Report on Form 10-K.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

AE Supply records any commodity contract related to energy trading that is a derivative instrument at its fair value as a component of operating revenues, unless the contract falls within the “normal purchases and normal sales” scope exception of SFAS No. 133 or is designated as a hedge for accounting purposes. The normal purchases and normal sales scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting and, therefore, are not recorded on the balance sheet at fair value. For certain transactions that are designed to hedge the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss” and subsequently reclassified into earnings when the forecasted transaction is completed or settled. The ineffective portion of the hedge is immediately reflected in earnings.

AE Supply has designated certain contracts as cash flow hedges effective July 1, 2004. Changes in the fair value of these contracts are reflected in “Accumulated other comprehensive income (loss).” Existing derivative liabilities associated with each contract at the time of its designation will be realized in earnings over the remaining term of the contract, in accordance with the estimated cash flow of the contract at the time of the designation. These contracts expire at various dates through December 31, 2006 and represent an aggregate liability at March 31, 2005 of $44.2 million. The $13.1 million increase in this liability since December 31, 2004 is a result of the change in the fair value of these contracts and is reflected in accumulated other comprehensive loss. The accumulated other comprehensive loss balance at March 31, 2005 was a loss of $19.2 million. Based on the fair value of AE Supply’s financial instruments as of March 31, 2005, accumulated other comprehensive loss of $8.1 million is expected to be reclassified as a reduction to earnings over the next twelve months. The ineffective portion of the cash flow hedges is reflected in earnings for the three months ended March 31, 2005 and is not material.

Net unrealized gains (losses) of $4.1 million and $(11.1) million, before income taxes, were recorded in “Operating revenues” to reflect the change in fair value of the trading contracts for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Allegheny recorded AROs primarily related to ash landfills, underground and aboveground storage tanks and natural gas wells. Allegheny also has identified a number of AROs associated with certain of its electric generation and transmission assets that have not been recorded because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

AROs were identified with respect to property, plant and equipment at Monongahela, and the cost of removal for these assets currently is being recovered through rates. Allegheny believes it is probable that any difference between expenses under SFAS No. 143, “Accounting for Asset Retirement Obligations,” and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. Therefore, Allegheny is deferring these expenses as a regulatory asset.

For the three months ended March 31, 2005, Allegheny’s ARO balance increased $0.9 million, from $28.8 million at December 31, 2004 to $29.7 million at March 31, 2005, primarily due to accretion expense.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Certain estimated removal costs that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Allegheny’s regulated subsidiaries as regulatory liabilities (assets) as follows:

(In millions)	March 31, 2005	December 31, 2004
Monongahela	$244.7	$241.8
Potomac Edison	165.3	162.3
West Penn	(18.3)	(17.2)

Total	$391.7	$386.9

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), which is an interpretation of SFAS No. 143. FIN 47 requires entities with an ARO that is conditional on a future event to record an ARO, even if the event has not yet occurred. The obligation to perform the asset retirement is unconditional even though uncertainty exists as to the timing and method of settlement due to the existence of a conditional event. This interpretation is effective for fiscal years ending after December 15, 2005. Retrospective application for interim periods is permitted but is not required. Obligations recorded as a result of the adoption of FIN 47 will be recorded as a cumulative effect due to a change in accounting principle. Allegheny currently is evaluating the impact of FIN 47.

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Allegheny’s consolidated comprehensive income (loss), net of income taxes, was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Allegheny
Consolidated net income	$42.6	$33.3
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	(0.1)	2.3
Changes in fair value of cash flow hedges	(9.8)	—

Consolidated comprehensive income	$32.7	$35.6

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8: BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. Monongahela operates in both segments. All other Allegheny subsidiaries operate in only one segment. The Delivery and Services segment includes the operations of Potomac Edison, West Penn, Allegheny Ventures, Inc. (“Allegheny Ventures”) and Monongahela’s electric and gas transmission and distribution businesses. The Generation and Marketing segment includes the operations of AE Supply and AGC and Monongahela’s West Virginia generating assets.

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended March 31,
(In millions)	2005	2004
Total operating revenues:
Delivery and Services	$739.4	$721.3
Generation and Marketing	416.9	422.3
Eliminations	(402.3)	(408.3)

Total	$754.0	$735.3

Depreciation and amortization:
Delivery and Services	$38.1	$37.1
Generation and Marketing	38.3	35.9

Total	$76.4	$73.0

Operating income:
Delivery and Services	$95.9	$75.9
Generation and Marketing	84.1	92.8

Total	$180.0	$168.7

Interest Expense:
Delivery and Services	$28.8	$32.4
Generation and Marketing	97.0	87.4

Total	$125.8	$119.8

Income (loss) from continuing operations:
Delivery and Services	$49.7	$28.0
Generation and Marketing	(15.2)	2.6
Eliminations	(0.1)	—

Total	$34.4	$30.6

Income (loss) from discontinued operations, net:
Delivery and Services	$10.8	$11.0
Generation and Marketing	(2.7)	(8.3)
Eliminations	0.1	—

Total	$8.2	$2.7

Net income (loss):
Delivery and Services	$60.5	$39.0
Generation and Marketing	(17.9)	(5.7)

Total	$42.6	$33.3

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9: ACCOUNTING FOR THE EFFECTS OF PRICE REGULATION

As of March 31, 2005, Allegheny’s reserve for adverse power purchase commitments was $197.1 million. Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s Consolidated Balance Sheets, decreased as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Decrease in reserve for adverse power purchase commitments	$4.3	$4.5

Allegheny’s Consolidated Balance Sheets include the amounts listed below for generating assets no longer subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

(In millions)	March 31, 2005	December 31, 2004
Property, plant and equipment	$4,129.4	$4,121.2
Amounts under construction included above	$38.7	$36.1
Accumulated depreciation	$(1,953.7)	$(1,925.6)

NOTE 10: INCOME PER SHARE

The information used to compute Allegheny’s income per share is as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2005	2004
Basic Earnings Per Share—Numerator
Income from continuing operations	$34.4	$30.6
Income from discontinued operations	8.2	2.7

Net income	$42.6	$33.3

Diluted Earnings Per Share—Numerator
Income from continuing operations	$34.4	$30.6
Addback: Interest expense on convertible securities, net of tax	6.0	5.4
Income from discontinued operations	8.2	2.7

Diluted earnings per share- numerator	$48.6	$38.7

Basic Earnings Per Share—Denominator
Weighted average common shares outstanding	137,417,964	126,969,238

Diluted Earnings Per Share—Denominator
Weighted average common shares outstanding	137,417,964	126,969,238
Stock options	957,115	—
Performance shares	59,366	103,302
Non-employee stock awards	16,800	—
Stock units	2,223,098	868,643
Convertible securities	25,000,000	25,000,000

Total	165,674,343	152,941,183

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of Allegheny’s employees, including officers, are employed by AESC and are covered by noncontributory, defined benefit pension plans. Benefits are based on each employee’s years of service and compensation. Allegheny makes annual contributions based on the minimum amount required under the Employee Retirement Income Security Act of 1974 (“ERISA”). Annual contributions are not more than can be deducted for federal income tax purposes.

Allegheny also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993, with the exception of certain union employees. The postretirement health care plans include a limit on Allegheny’s share of costs for recent and future retirees.

The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents and the allocation by Allegheny, through AESC, of costs for pension benefits and postretirement benefits other than pensions were as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$5.9	$5.8	$1.0	$1.1
Interest cost	15.8	15.6	4.2	3.9
Expected return on plan assets	(17.3)	(17.2)	(1.5)	(1.6)
Amortization of unrecognized transition obligation	0.1	0.1	1.5	1.5
Amortization of prior service cost	0.9	1.1	—	0.1
Recognized actuarial loss	2.3	1.3	0.5	—

Subtotal	7.7	6.7	5.7	5.0
Curtailments, settlements and special termination benefits	0.2	1.3	—	—

Net periodic cost	$7.9	$8.0	$5.7	$5.0

Allocation of net periodic cost:
Monongahela	$2.5	$2.3	$1.6	$1.5
AE Supply	2.3	2.7	1.3	1.2
West Penn	1.7	1.7	1.5	1.2
Potomac Edison	1.3	1.2	1.2	1.1
AE	0.1	0.1	0.1	—

Net periodic cost	$7.9	$8.0	$5.7	$5.0

Employer Contributions. Allegheny contributed approximately $20.1 million to its pension plans during the three months ended March 31, 2005, including a voluntary contribution of $0.1 million to the Supplemental Executive Retirement Plan (“SERP”). Allegheny also contributed $6.0 million to its postretirement benefits other than pension plans during the three months ended March 31, 2005. Allegheny currently anticipates contributing a total amount of approximately $58.1 million to its pension plans during 2005, including $0.3 million to the SERP. Allegheny also currently anticipates contributing a total amount ranging from $25.0 to $30.0 million to fund postretirement benefits other than pensions during 2005.

Allegheny made matching contributions to the 401(k) Employee Stock Ownership and Savings Plan (the “ESOSP”) by issuing shares of AE’s common stock. AE issued a total of 84,204 shares of its common stock as matching contributions to the ESOSP for the three months ended March 31, 2005. Allegheny recorded expense for these contributions of $1.7 million.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses, net.

	Three Months Ended March 31,
(In millions)	2005	2004
Allegheny:
Gain on sale of land	$1.6	$6.6
Interest and dividend income	1.8	1.6
Premium services	1.0	0.2
Impairment charges related to unregulated investments	—	(2.3)
Other	0.9	1.8

Total	$5.3	$7.9

NOTE 13: GUARANTEES AND LETTERS OF CREDIT

Effective January 1, 2003, Allegheny began recording, as liabilities at their fair value, all guarantees issued or modified after that date. As of March 31, 2005, Allegheny’s Consolidated Balance Sheet reflected liabilities for $9.1 million of the total $26.7 million in outstanding guarantees. The $9.1 million in guarantees recorded as liabilities were issued by AE Supply in connection with the sale of its contract with the California Department of Water Resources (“CDWR”) and related hedge transactions and the performance of a put option issued in connection with an asset sale.

Of the remaining $17.6 million in unrecorded guarantees, approximately $3.1 million relates to the purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services, $4.7 million relates to a lease agreement that was signed in 2001 and $9.8 million relates to loans and other financing-related matters.

In addition, $11.5 million in letters of credit were outstanding at March 31, 2005 under AE’s revolving credit facility. Of this amount, $9.5 million was issued on behalf of Potomac Edison and expires in July 2005 and $2.0 million was issued on behalf of Allegheny Ventures and expires in September 2005. AE Supply also had a $1.6 million letter of credit outstanding that is collateralized by cash and expires in February 2006. These letters of credit are not recorded on Allegheny’s Consolidated Balance Sheets.

NOTE 14: VARIABLE INTEREST ENTITIES

Under FASB’s Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), Allegheny consolidated Hunlock Creek Energy Ventures, LLC as of March 31, 2004. This entity operates two plants that produce and sell electricity to Allegheny and a third party.

Potomac Edison and West Penn each have a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FIN 46R. Allegheny continues to pursue, but has been unable to obtain, certain information from the IPPs necessary to determine if the related variable interest entities (“VIEs”) should be consolidated under FIN 46R.

Potomac Edison and West Penn had power purchases from these two IPPs in the amount of $25.6 million and $11.3 million, respectively, for the three months ended March 31, 2005 and $25.1 million and $11.8 million, respectively, for the three months ended March 31, 2004. Potomac Edison

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

recovers the full amount and West Penn recovers a portion of the cost of the applicable power contract in their rates charged to consumers. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 27, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Clean Air Act Matters: Allegheny currently meets applicable standards for particulate matter emissions at its generation stations through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software and fuel combustion modifications and, at times, through reduction of output. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and accommodated by the regulatory process.

Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using scrubbers, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending low-sulfur coal with higher sulfur coal and using emission allowances.

Allegheny’s compliance with the Clean Air Act of 1970 (the “Clean Air Act”) has required, and may require in the future, that Allegheny install expensive post-combustion control technologies on many of its generation stations. The Clean Air Interstate Rule promulgated by the United States Environmental Protection Agency (the “EPA”) on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of currently available allowances.

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny continues to study the use of allowances, additional emission controls and low sulfur fuel to meet future SO2 compliance obligations. Allegheny estimates that it may purchase allowances for up to 25,000 tons for 2005 and an average of approximately 100,000 tons per year for 2006 through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny currently expects that its plan to increase its use of lower sulfur coal and implement other environmental control improvements should reduce allowance purchase requirements over this time period.

In 1998, the EPA finalized its Nitrogen Oxide (“NOx”) State Implementation Plan (“SIP”) call rule (known as the “NOx SIP call”), which addressed the regional transport of ground-level ozone and required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Pennsylvania, Maryland and West Virginia. Compliance with the NOx SIP call was required beginning in May 2004. Pennsylvania and Maryland implemented their respective SIP call rules in May 2003. West Virginia’s SIP call rules were effective as of May 2004.

AE Supply and Monongahela have completed installation of substantially all NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include selective catalytic reduction at the Harrison and Pleasants generation stations and selective noncatalytic reduction at the Hatfield’s Ferry and Fort Martin generation stations, as well as burner modifications at the Mitchell

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

generation station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. AE Supply estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny’s capital expenditure forecast includes the expenditure of $3.5 million of capital costs during the 2005 through 2007 period for additional NOx emission controls.

Clean Air Act Litigation: In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation stations, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these generation stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional emission control equipment when the major modification of an existing facility results in an increase in emissions. AE provided responsive information to this and a subsequent request. A meeting between the EPA and AE was held on July 16, 2003. At this time, AE is engaged in discussions with the EPA with respect to environmental matters, including NSR issues.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings in most cases. AE believes that its subsidiaries’ generation facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with NSR standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions.

If NSR standards are applied to Allegheny’s generation stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. There are two federal district court decisions interpreting the application of NSR standards to utilities, the Ohio Edison decision and the Duke Energy decision. The Ohio Edison decision is favorable to the EPA. The Duke Energy decision supports the industry’s understanding of NSR requirements. The Duke Energy decision was appealed to the United States Court of Appeals for the Fourth Circuit and oral argument was held on February 3, 2005. A decision from the Fourth Circuit is expected within six months after the oral argument. The final Routine Maintenance, Repair and Replacement Rule (“RMRR”) released by the EPA is more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR, which was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On February 2, 2004, the EPA informed AE that it intended to provide the New York Attorney General, pursuant to his request, certain records that AE provided to the EPA pursuant to its request under Section 114 of the Clean Air Act. On April 23, 2004, the Pennsylvania Department of Environmental Protection (“PADEP”) notified AE Supply that PADEP had requested that the EPA provide it with these records.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from PADEP. The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation stations in Pennsylvania

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and identifies PADEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal district court in West Virginia on January 6, 2005. This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia are in compliance with the Clean Air Act. The Attorneys General filed a motion to dismiss the declaratory judgment action. If the action is dismissed based upon their motion, the Attorneys General may file an enforcement action against Allegheny in federal court in Pennsylvania. It is also possible that the EPA and other state authorities may join in the current declaratory judgment action or, if it is dismissed, a new action filed by the Attorneys General.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued Allegheny in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

Allegheny intends to vigorously pursue and defend against these matters but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of March 31, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability.

In connection with a settlement, Allegheny will continue to receive payments from one of its insurance companies in the amount of $625,000, payable on each of July 1, 2005 and 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2005, Allegheny had 1,555 open cases remaining. Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Other Litigation

Putative Class Actions Under California Statutes: Eight related putative class action lawsuits were filed against and served on AE Supply and more than two dozen other named defendant power suppliers in various California superior courts during 2002. These class action suits were removed from state court and transferred to the U.S. District Court for the Southern District of California. Seven of the suits were commenced by consumers of wholesale electricity in California. The eighth, Millar v. Allegheny Energy Supply Co., et al., was filed on behalf of California consumers and taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statutes by manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including the California Department of Water Resources (“CDWR”) contract.

On August 25, 2003, the U.S. District Court granted AE Supply’s motion to dismiss the seven consumer class actions with prejudice. On February 25, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s judgment dismissing the seven class actions with prejudice.

The District Court separately granted plaintiffs’ motion to remand in the eighth action, Millar, on July 9, 2003. On December 18, 2003, the plaintiffs filed an amended complaint in California state court, solely on behalf of consumers, naming certain additional defendants, including The Goldman Sachs Group, Inc. (“Goldman Sachs”). The case was removed to federal court based on the amended complaint. On January 11, 2005, the federal district court remanded the case back to the state court in San Francisco. On May 6, 2005, the defendants in the Millar action filed a series of demurrers seeking to have the action dismissed. The state court has scheduled oral argument on those demurrers on June 24, 2005.

Under the terms of the agreement relating to the sale of the CDWR contract, AE Supply and one of its affiliates have agreed to indemnify Goldman Sachs and its affiliate J. Aron & Company, under certain conditions, for any losses arising out of the class action litigation up to the amount of the purchase price. AE Supply issued a guarantee to J. Aron & Company in connection with this indemnification obligation.

AE Supply intends to vigorously defend against these actions but cannot predict their outcomes.

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the Federal Energy Regulatory Commission (“FERC”) against AE Supply seeking action by FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others, and did not render a decision on whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County and other parties filed petitions for review of FERC’s June 26, 2003 order with the U.S. Court of Appeals for the Ninth Circuit (the “NPC Petitions”). On December 17, 2003, AE Supply filed a motion to intervene in this proceeding in the Ninth Circuit. The Ninth Circuit heard oral argument in these cases on December 8, 2004. The NPC Petitions were consolidated in the Ninth Circuit. AE Supply intends to vigorously defend against these actions but cannot predict their outcomes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, “Sierra/Nevada”) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, “Merrill”). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (the “Nevada PUC”) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses. Sierra/Nevada asserted claims against AE and AE Supply for: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (2) conspiracy and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (“RICO”) Act. Sierra/Nevada filed an amended complaint on May 30, 2003, which asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180 million in compensatory damages plus attorneys’ fees and seeks in excess of $850 million under the RICO count. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Thereafter, plaintiffs filed a motion to stay the action, pending the outcome of certain state court proceedings in which they are parties. On April 4, 2005, the District Court granted the stay motion, and the action is currently stayed. AE Supply intends to vigorously defend against this action but cannot predict its outcome.

Litigation Involving Merrill Lynch: AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, under which AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly 2%. The asset purchase agreement provided that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001 in the event that certain conditions were not met.

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

On November 24, 2003, the court dismissed AE and AE Supply’s counterclaim for rescission and struck their demand for a jury trial. On February 2, 2005, following discovery, the parties filed separate motions for summary judgment. On April 12, 2005, the court granted Merrill Lynch’s motion for summary judgment on its breach of contract claim, thereby requiring AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest from March 16, 2001, to be offset by whatever judgment AE and AE Supply obtain on their counterclaims, if any. The court denied Merrill Lynch’s summary judgment motion with respect to AE and AE Supply’s counterclaims for fraudulent inducement and breach of contract, and granted Merrill Lynch’s motion with respect to the counterclaims for breach of fiduciary duty and negligent misrepresentations. The court also denied AE and AE Supply’s motion for partial summary judgment on their breach of contract claims. AE and AE Supply’s counterclaims for fraudulent inducement and breach of contract remain pending before the court. The trial has been scheduled to begin on May 9, 2005.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The federal government is holding certain assets of Daniel L. Gordon, the former head of energy trading for AE Supply. Both AE and Merrill Lynch have filed petitions with the U.S. District Court for the Southern District of New York claiming rights to the funds. On August 13, 2004, the U.S. Attorney filed a motion to dismiss the petitions filed by AE and Merrill Lynch on the grounds that neither AE nor Merrill Lynch had an interest in the specific property seized by the government at the time Gordon committed his offense. On September 30, 2004, AE filed an opposition to the government’s motion to dismiss.

AE and AE Supply intend to vigorously pursue these matters but cannot predict their outcomes.

Putative Shareholder, Benefit Plan Class Actions and Derivative Actions: From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints alleged that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints alleged artificially inflated trading revenue, volume and growth. The complaints asserted that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. All of the securities cases were transferred to the District of Maryland and consolidated. The plaintiffs filed an amended complaint on May 3, 2004 that alleged that the defendants violated federal securities laws by failing to disclose weaknesses in Merrill Lynch’s energy marketing and trading business, as well as other internal control and accounting deficiencies. The amended complaint seeks unspecified compensatory damages and equitable relief. On July 2, 2004, the defendants moved to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits alleged that AE and a senior manager violated ERISA by: (1) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (2) failing to diversify plan assets; (3) failing to monitor investment alternatives; (4) failing to avoid conflicts of interest and (5) violating fiduciary duties. The ERISA cases were consolidated in the District of Maryland. On April 26, 2004, the plaintiffs in the ERISA cases filed an amended complaint, adding a number of current and former directors of AE as defendants and clarifying the nature of their claims. On June 25, 2004, the defendants filed a motion to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding.

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and senior management breached fiduciary duties to AE that have exposed AE to the securities class action lawsuits. The New York state court derivative action has been stayed pending the commencement of discovery in the securities cases. On April 8, 2005, a second shareholder derivative action was filed against AE’s Board of Directors and several former senior managers and former directors. The action was filed in the U.S. District Court for the District of Maryland and consolidated with the securities class actions pending in that court. The Maryland derivative action contains allegations similar to the New York state court derivative action.

AE intends to vigorously defend against these actions but cannot predict their outcome.

Suits Related to the Gleason Generating Facility: Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generation facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the generation facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generation facility. They seek a restraining order

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

with respect to the operation of the plant and damages of $200 million. A mediation session was held on June 17, 2004, but the parties did not reach settlement. AE has undertaken property purchases and other mitigation measures. AE intends to vigorously defend against this action but cannot predict its outcome.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the related equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a declaratory judgment action in the Court of Common Pleas of Allegheny County, Pennsylvania, against AE Supply and its subsidiary seeking a declaration that the prior owner released Siemens Westinghouse from this liability through a release executed after AE Supply purchased the Gleason facility. On May 6, 2004, AE Supply filed a motion for summary judgment to dismiss the declaratory judgment action. The motion for summary judgment was granted on September 7, 2004. On October 6, 2004, Siemens Westinghouse appealed the dismissal of the declaratory judgment action. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

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

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE, and the SEC has since requested the voluntary production of additional documents. AE has responded to the SEC’s request for documents. The SEC also has taken testimony from several current and former employees and has expressed an intention to take testimony from several additional current and former employees. AE is cooperating fully with the SEC.

LTI Arbitration: On April 22, 2004, Leasing Technologies International, Inc. and its shareholders (collectively, “LTI”) filed a demand for arbitration against Allegheny Ventures and AE before the American Arbitration Association. In December 2000, Allegheny Ventures entered into an agreement to acquire LTI, an equipment leasing company. Allegheny Ventures terminated the agreement on May 4, 2003. LTI alleges that the termination of the agreement was unjustified and seeks damages in an unspecified amount for breach of the agreement, as well as other consequential damages. On June 11, 2004, AE and Allegheny Ventures filed an answer to LTI’s demand, denying all claims. The arbitration hearing currently is scheduled to begin in October 2005. Allegheny intends to vigorously defend against this action, but cannot predict its outcome.

Ordinary Course of Business: The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

NOTE 16: INTEREST EXPENSE – MERRILL LYNCH LITIGATION

AE’s financial statements for the three months ended March 31, 2005 reflect a charge of approximately $38.5 million representing interest expense for the period from March 16, 2001 to March 31, 2005 relating to the Merrill Lynch litigation discussed in Note 15, “Commitments and Contingencies.”

As a result of the April 12, 2005 court order in this matter, AE was required to record this charge under GAAP without regard to any potential judgment that AE may obtain in its counterclaims against Merrill Lynch.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 17: SUBSEQUENT EVENTS

In April 2005, the holders of $295.0 million of the outstanding $300.0 million 11 7/8% Trust Preferred Securities issued by Capital Trust accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the $47.2 million cash payment will be expensed in the second quarter of 2005. This amount represents the difference between the fair value transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

On May 6, 2005, AE Supply and its subsidiaries, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., signed an agreement with PSI Energy, Inc. and The Cincinnati Gas & Electric Company (collectively, the “Wheatland Buyers”) pursuant to which the Wheatland Buyers agreed to purchase certain of the assets and assume certain of the liabilities relating to AE Supply’s Wheatland generating facility. The purchase price for the transaction is $100 million, subject to certain post-closing adjustments. The transaction is subject to certain closing conditions and federal regulatory approvals. It is expected to close in the fourth quarter of 2005. Proceeds from the sale are expected to be used to repay debt.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Operating revenues	$186,581	$180,157

Operating expenses:
Fuel consumed in electric generation	34,977	32,662
Purchased power and transmission	58,658	41,344
Operations and maintenance	43,911	52,466
Depreciation and amortization	16,770	16,266
Taxes other than income taxes	12,733	12,381

Total operating expenses	167,049	155,119

Operating income	19,532	25,038

Other income and expenses, net (Note 8)	2,232	1,983

Interest expense	10,743	10,608

Income from continuing operations before income taxes	11,021	16,413

Income tax (benefit) expense from continuing operations	(301)	8,725

Income from continuing operations	11,322	7,688

Income from discontinued operations, net of tax (Note 3)	10,871	10,966

Net income	$22,193	$18,654

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$22,193	$18,654

Adjustments for discontinued operations and non-cash charges and (credits):
Income from discontinued operations, net	(10,871)	—
Depreciation and amortization	16,770	18,782
Deferred investment credit and income taxes, net	12,539	4,346
Deferred energy costs, net	—	15,817
Other, net	(1,100)	91

Changes in certain assets and liabilities:
Accounts receivable, net	(18,831)	(23,573)
Accounts receivable due from/payable to affiliates, net	57,438	(32,517)
Materials, supplies and fuel	(264)	41,676
Collateral deposits	(16,300)	—
Accounts payable	(4,970)	(4,547)
Accrued taxes	(16,663)	9,490
Accrued interest	5,927	4,431
Other, net	16,229	3,149

Net cash from operating activities	62,097	55,799

Cash Flows Used In Investing Activities:
Capital expenditures	(12,479)	(14,174)
Other investments	—	2

Net cash used in investing activities	(12,479)	(14,172)

Cash Flows Used In Financing Activities:
Note receivable from affiliate	(38,748)	—
Retirement of long-term debt	—	(4)
Cash dividends paid on capital stock:
Preferred stock	(1,259)	(1,259)
Common stock	—	(8,188)

Net cash used in financing activities	(40,007)	(9,451)

Net increase in cash and cash equivalents	9,611	32,176
Cash and cash equivalents at beginning of period	45,092	43,971

Cash and cash equivalents at end of period	$54,703	$76,147

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$2,900	$6,133

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$54,703	$45,092
Accounts receivable:
Customer	50,370	39,736
Unbilled utility revenue	45,589	36,332
Wholesale and other	3,084	4,399
Allowance for uncollectible accounts	(2,379)	(2,616)
Note receivable from affiliate	42,953	4,205
Materials and supplies	17,322	17,123
Fuel	15,375	15,310
Prepaid taxes	17,847	21,579
Assets held for sale (Note 3)	113,456	147,862
Collateral deposits	16,300	—
Regulatory assets	4,702	4,702
Other	3,007	4,638

Total current assets	382,329	338,362

Property, Plant and Equipment, Net:
Generation	938,885	938,214
Transmission	291,888	291,558
Distribution	952,795	945,431
Other	82,003	82,767
Accumulated depreciation	(881,121)	(869,077)

Subtotal	1,384,450	1,388,893
Construction work in progress	17,858	15,533

Total property, plant and equipment, net	1,402,308	1,404,426

Investments and Other Assets:
Assets held for sale (Note 3)	177,663	176,742
Investment in AGC	47,747	46,055
Other	4,014	4,033

Total investments and other assets	229,424	226,830

Deferred Charges:
Regulatory assets	100,408	99,502
Other	11,312	12,307

Total deferred charges	111,720	111,809

Total Assets	$2,125,781	$2,081,427

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$33,322	$38,292
Accounts payable to affiliates, net	69,234	11,534
Accrued taxes	31,848	40,833
Deferred income taxes	1,366	5,344
Accrued interest	14,721	8,794
Liabilities associated with assets held for sale (Note 3)	57,104	95,501
Other	27,719	28,078

Total current liabilities	235,314	228,376

Long-term Debt (Note 2)	684,052	684,001

Deferred Credits and Other Liabilities:
Investment tax credit	2,053	2,590
Non-current income taxes payable	45,671	45,671
Deferred income taxes	206,474	190,511
Obligations under capital leases	8,019	8,747
Regulatory liabilities	246,501	243,974
Liabilities associated with assets held for sale (Note 3)	99,915	100,988
Other	24,503	24,197

Total deferred credits and other liabilities	633,136	616,678

Commitments and Contingencies (Note 9)

Preferred Stock	74,000	74,000

Common Stockholder’s Equity:
Common stock	294,550	294,550
Other paid-in capital	111,241	111,182
Retained earnings	93,490	72,557
Accumulated other comprehensive (loss) income	(2)	83

Total common stockholder’s equity	499,279	478,372

Total Liabilities and Stockholder’s Equity	$2,125,781	$2,081,427

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Monongahela Power Company, together with its consolidated subsidiaries (“Monongahela”), is a wholly owned subsidiary of Allegheny Energy, Inc. (“AE,” and together with its consolidated subsidiaries, “Allegheny”). Monongahela, along with its wholly owned subsidiary Mountaineer Gas Company (“Mountaineer”) and its regulated utility affiliates, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”), collectively doing business as Allegheny Power, operates electric and natural gas transmission and distribution (“T&D”) systems. Monongahela operates electric T&D systems in Ohio and West Virginia and natural gas T&D systems in West Virginia. Monongahela also generates power for its West Virginia customers. Monongahela has two principal business segments. The Generation and Marketing segment includes Monongahela’s power generation operations. The Delivery and Services segment includes Monongahela’s electric T&D operations.

Monongahela is subject to regulation by the Securities and Exchange Commission (“SEC”), the Public Service Commission of West Virginia, the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission.

Allegheny Energy Services Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who work at Monongahela and its subsidiaries.

The accompanying unaudited interim financial statements of Monongahela should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company (“AGC”) for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Monongahela, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 and 2004, cash flows for the three months ended March 31, 2005 and 2004 and financial position at March 31, 2005 and December 31, 2004. Because of the seasonal nature of Monongahela’s utility operations, results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For more information on the seasonal nature of Monongahela’s utility operations, see Part I, Item 1, Risk Factors, “Other Risk Factors Associated with Our Business,” in the 2004 Annual Report on Form 10-K. Certain amounts in the financial statements have been reclassified for comparative purposes.

During the third quarter of 2004, Monongahela entered into an agreement to sell its West Virginia natural gas operations. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets as of, and subsequent to, the date that held for sale criteria were met.

Federal and State Income Taxes. The provision for income tax expense for earnings from operations, and/or the income tax benefit for losses from operations, results in an effective income tax rate that differs from the federal statutory rate of 35%, principally due to allocation of consolidated tax savings, state income taxes, tax credits, the effects of utility rate making and certain non-deductible expenses.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

NOTE 2: DEBT

Monongahela did not issue or redeem any debt during the three months ended March 31, 2005.

At March 31, 2005, contractual maturities for long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized discounts of $1.7 million, are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
First Mortgage Bonds	$—	$300.0	$—	$—	$—	$190.0	$490.0
Medium-Term Notes	—	—	—	—	—	110.0	110.0
Pollution Control Bonds	—	—	15.5	—	—	70.2	85.7

Total	$—	$300.0	$15.5	$—	$—	$370.2	$685.7

Liabilities associated with assets held for sale:
Other Notes	$3.3	$3.3	$3.4	$3.3	$13.4	$60.0	$86.7

At March 31, 2005, substantially all of Monongahela’s properties were held subject to liens of various relative priorities securing debt obligations.

NOTE 3: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2004, Monongahela entered into an agreement to sell its West Virginia natural gas operations. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of SFAS No. 144, the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the accompanying balance sheets. The components of income from discontinued operations are as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operating revenues	$150.2	$148.8
Operating expenses	(130.1)	(128.6)
Other income	0.2	0.2
Interest expense	(2.1)	(2.0)

Income before income taxes	18.2	18.4
Income tax expense	(6.7)	(7.4)
Impairment charge, net of tax	(0.6)	—

Income from discontinued operations, net of tax	$10.9	$11.0

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets held for sale and liabilities associated with assets held for sale were as follows:

(In millions)	March 31, 2005	December 31, 2004
Assets:
Current assets	$113.5	$147.8
Property, plant and equipment	164.4	163.7
Investments and other assets	7.2	6.8
Deferred charges	6.1	6.3

Total assets	$291.2	$324.6

Liabilities:
Current liabilities	$57.1	$95.5
Long-term debt	83.4	83.4
Deferred credits and other liabilities	16.5	17.6

Total liabilities	$157.0	$196.5

NOTE 4: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	March 31, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$0.5	$0.2	$0.5	$0.2
Land easements, unamortized	31.8	—	31.8	—
Software	8.0	7.6	7.9	7.2

Total	$40.3	$7.8	$40.2	$7.4

Amortization expense for intangible assets was $0.4 million for the three months ended March 31, 2005 and 2004. Amortization expense is estimated to be $2.3 million annually for 2005 through 2009.

In addition, “Assets held for sale” included intangible assets related to natural gas rights, amortized with a gross carrying amount of $6.7 million at March 31, 2005 and December 31, 2004 and accumulated amortization of $4.1 million and $4.0 million at March 31, 2005, and December 31, 2004, respectively.

NOTE 5: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Monongahela has AROs primarily related to ash landfills, underground and aboveground storage tanks and natural gas wells. Monongahela also has identified a number of AROs associated with certain of its electric generation and transmission assets that have not been recorded, because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

AROs were identified with respect to property, plant and equipment, and the cost of removal of these assets currently is being recovered through rates. Monongahela believes it is probable that any difference between expenses under SFAS No. 143, “Accounting for Asset Retirement Obligations,” and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. Therefore, Monongahela is deferring these expenses as a regulatory asset.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2005, Monongahela’s ARO balance increased $0.1 million, from $6.7 million at December 31, 2004 to $6.8 million at March 31, 2005, primarily due to accretion expense. In accordance with SFAS No. 144, Mountaineer’s $1.9 million ARO liability was recorded in liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. See Note 3, “Assets Held for Sale and Discontinued Operations” to Monongahela’s Consolidated Financial Statements for additional information.

Estimated removal costs of $244.7 million and $241.8 million at March 31, 2005 and December 31, 2004, respectively, that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Monongahela as regulatory liabilities.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), which is an interpretation of SFAS No. 143. FIN 47 requires entities with an ARO that is conditional on a future event to record an ARO, even if the event has not yet occurred. The obligation to perform the asset retirement is unconditional even though uncertainty exists as to the timing and method of settlement due to the existence of a conditional event. This interpretation is effective for fiscal years ending after December 15, 2005. Retrospective application for interim periods is permitted but is not required. Obligations recorded as a result of the adoption of FIN 47 will be recorded as a cumulative effect due to a change in accounting principle. Monongahela currently is evaluating the impact of FIN 47.

NOTE 6: BUSINESS SEGMENTS

Monongahela manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. The Delivery and Services segment includes Monongahela’s electric T&D operations. The Generation and Marketing segment owns, operates and manages electric generation capacity. The Generation and Marketing segment includes intersegment sales to provide energy to Monongahela’s Delivery and Services segment.

Monongahela accounts for intersegment sales based on cost or regulatory commission approved tariffs or contracts.

Monongahela entered into an agreement to sell its West Virginia natural gas operations during the third quarter of 2004. The results of operations for these assets have previously been reported as a component of the Delivery and Services segment. The results of operations for these assets have been reclassified to discontinued operations for all periods presented.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts. The majority of the eliminations relate to power sold by the Generation and Marketing segment to the Delivery and Services segment.

	Three Months Ended March 31,
(In millions)	2005	2004
Operating revenues:
Delivery and Services	$177.3	$173.7
Generation and Marketing	91.0	86.3
Eliminations	(81.7)	(79.8)

Total	$186.6	$180.2

Depreciation and amortization:
Delivery and Services	$8.1	$7.7
Generation and Marketing	8.7	8.6

Total	$16.8	$16.3

Operating income (loss):
Delivery and Services	$20.9	$19.0
Generation and Marketing	(1.4)	6.0

Total	$19.5	$25.0

Interest expense:
Delivery and Services	$6.2	$5.5
Generation and Marketing	4.5	5.1

Total	$10.7	$10.6

Income (loss) from continuing operations, net:
Delivery and Services	$11.6	$5.6
Generation and Marketing	(0.3)	2.1

Total	$11.3	$7.7

Income from discontinued operations, net:
Delivery and Services	$10.9	$11.0

Total	$10.9	$11.0

Net income (loss):
Delivery and Services	$22.5	$16.6
Generation and Marketing	(0.3)	2.1

Total	$22.2	$18.7

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Monongahela is responsible for its proportionate share of the net periodic cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. Monongahela’s share of the costs was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Pension	$2.5	$2.3
Medical and life insurance	$1.6	$1.5

NOTE 8: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net represents non-operating income and expenses before income taxes. The following table summarizes Monongahela’s other income and expenses, net:

	Three Months Ended March 31,
(In millions)	2005	2004
Equity in earnings of AGC	$1.7	$1.6
Other	0.5	0.4

Total	$2.2	$2.0

NOTE 9: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 19, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Environmental Matters and Litigation

Monongahela is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Monongahela to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Clean Air Act Matters: Allegheny currently meets applicable standards for particulate matter emissions at its generation stations through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software and fuel combustion modifications and, at times, through reduction of output. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and accommodated by the regulatory process.

Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using scrubbers, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending low-sulfur coal with higher sulfur coal and using emission allowances.

Allegheny’s compliance with the Clean Air Act of 1970 (the “Clean Air Act”) has required, and may require in the future, that Allegheny install expensive post-combustion control technologies on many of its generation stations. The Clean Air Interstate Rule promulgated by the United States Environmental Protection Agency (the “EPA”) on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of currently available allowances.

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny continues to study the use of allowances, additional emission controls and low sulfur fuel to

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

meet future SO2 compliance obligations. Allegheny estimates that it may purchase allowances for up to 25,000 tons for 2005 and an average of approximately 100,000 tons per year for 2006 through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny currently expects that its plan to increase its use of lower sulfur coal and implement other environmental control improvements should reduce allowance purchase requirements over this time period.

In 1998, the EPA finalized its Nitrogen Oxide (“NOx”) State Implementation Plan (“SIP”) call rule (known as the “NOx SIP call”), which addressed the regional transport of ground-level ozone and required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Pennsylvania, Maryland and West Virginia. Compliance with the NOx SIP call was required beginning in May 2004. Pennsylvania and Maryland implemented their respective SIP call rules in May 2003. West Virginia’s SIP call rules were effective as of May 2004.

AE Supply and Monongahela have completed installation of substantially all NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include selective catalytic reduction at the Harrison and Pleasants generation stations and selective noncatalytic reduction at the Hatfield’s Ferry and Fort Martin generation stations, as well as burner modifications at the Mitchell generation station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. AE Supply estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny’s capital expenditure forecast includes the expenditure of $3.5 million of capital costs during the 2005 through 2007 period for additional NOx emission controls.

Clean Air Act Litigation: In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation stations, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these generation stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional emission control equipment when the major modification of an existing facility results in an increase in emissions. AE provided responsive information to this and a subsequent request. A meeting between the EPA and AE was held on July 16, 2003. At this time, AE is engaged in discussions with the EPA with respect to environmental matters, including NSR issues.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings in most cases. AE believes that its subsidiaries’ generation facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with NSR standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions.

If NSR standards are applied to Allegheny’s generation stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. There are two federal district court decisions interpreting the application of NSR standards to utilities, the Ohio Edison decision and the Duke Energy decision. The Ohio Edison decision is favorable to the EPA. The Duke Energy decision supports the industry’s understanding of NSR requirements. The Duke Energy decision was appealed to the United States Court of Appeals for the Fourth Circuit and oral argument was held on February 3, 2005. A decision from the Fourth Circuit is expected within six months after the oral argument. The final Routine

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maintenance, Repair and Replacement Rule (“RMRR”) released by the EPA is more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR, which was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On February 2, 2004, the EPA informed AE that it intended to provide the New York Attorney General, pursuant to his request, certain records that AE provided to the EPA pursuant to its request under Section 114 of the Clean Air Act. On April 23, 2004, the Pennsylvania Department of Environmental Protection (“PADEP”) notified AE Supply that PADEP had requested that the EPA provide it with these records.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from PADEP. The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation stations in Pennsylvania and identifies PADEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal district court in West Virginia on January 6, 2005. This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia are in compliance with the Clean Air Act. The Attorneys General filed a motion to dismiss the declaratory judgment action. If the action is dismissed based upon their motion, the Attorneys General may file an enforcement action against Allegheny in federal court in Pennsylvania. It is also possible that the EPA and other state authorities may join in the current declaratory judgment action or, if it is dismissed, a new action filed by the Attorneys General.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued Allegheny in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

Allegheny intends to vigorously pursue and defend against these matters but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Monongahela has an accrued liability representing its estimated share of the remediation costs as of March 31, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability.

In connection with a settlement, Allegheny will continue to receive payments from one of its insurance companies in the amount of $625,000, payable on each of July 1, 2005 and 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2005, Allegheny had 1,555 open cases remaining. Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Ordinary Course of Business: Monongahela is from time to time involved in litigation and other legal disputes in the ordinary course of business. Monongahela is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Operating revenues	$257,564	$247,169

Operating expenses:
Purchased power and transmission	177,800	171,620
Deferred energy costs, net	1,186	914
Operations and maintenance	25,510	27,534
Depreciation and amortization	10,656	9,741
Taxes other than income taxes	9,293	8,893

Total operating expenses	224,445	218,702

Operating income	33,119	28,467

Other income and expenses, net (Note 7)	1,223	780

Interest expense	7,098	7,787

Income before income taxes	27,244	21,460

Income tax expense	7,149	7,638

Net income	$20,095	$13,822

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$20,095	$13,822

Adjustments for non-cash charges and (credits):
Depreciation and amortization	10,656	9,741
Deferred investment credit and income taxes, net	(1,781)	2,624
Deferred energy costs, net	1,186	914
Other, net	418	126

Changes in certain assets and liabilities:
Accounts receivable, net	(15,522)	(14,609)
Materials and supplies	(1,095)	(748)
Taxes receivable/accrued, net	9,684	6,193
Accounts payable	740	7,619
Accounts payable to affiliates, net	(1,839)	(18,153)
Accrued interest	6,375	5,763
Other, net	(3,806)	6,463

Net cash from operating activities	25,111	19,755

Cash Flows Used In Investing Activities:
Capital expenditures	(14,662)	(13,936)
Decrease in restricted funds	9,217	—

Net cash used in investing activities	(5,445)	(13,936)

Cash Flows Used In Financing Activities:
Note receivable from affiliate	6,389	—
Cash dividends paid on common stock	(21,000)	(8,730)

Net cash used in financing activities	(14,611)	(8,730)

Net increase (decrease) in cash and cash equivalents	5,055	(2,911)
Cash and cash equivalents at beginning of period	16,231	31,790

Cash and cash equivalents at end of period	$21,286	$28,879

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$192	$1,716

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$21,286	$16,231
Accounts receivable:
Customer	74,442	52,898
Unbilled utility revenue	32,423	40,057
Wholesale and other	6,251	4,634
Allowance for uncollectible accounts	(2,694)	(2,689)
Note receivable from affiliate	8,043	14,432
Materials and supplies	15,343	14,248
Taxes receivable	—	7,618
Deferred income taxes	3,859	2,948
Prepaid taxes	6,421	8,759
Regulatory assets	1,910	352
Other	3,264	13,888

Total current assets	170,548	173,376

Property, Plant and Equipment, Net:
Transmission	324,566	323,916
Distribution	1,174,998	1,160,307
Other	74,253	74,998
Accumulated depreciation	(475,798)	(470,008)

Subtotal	1,098,019	1,089,213
Construction work in progress	11,992	14,475

Total property, plant and equipment, net	1,110,011	1,103,688

Other Assets:
Assets held for sale (Note 3)	10,758	10,779
Other	9,546	9,529

Total other assets	20,304	20,308

Deferred Charges:
Regulatory assets	62,363	64,022
Other	4,406	4,186

Total deferred charges	66,769	68,208

Total Assets	$1,367,632	$1,365,580

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$22,461	$21,721
Accounts payable to affiliates, net	46,867	48,968
Accrued taxes	11,753	9,687
Accrued interest	10,027	3,652
Other	23,605	31,005

Total current liabilities	114,713	115,033

Long-term Debt (Note 2)	417,947	417,908

Deferred Credits and Other Liabilities:
Investment tax credit	6,368	6,614
Non-current income taxes payable	57,561	57,561
Deferred income taxes	183,434	183,895
Obligations under capital leases	5,721	6,210
Regulatory liabilities	173,145	168,862
Other	8,548	8,397

Total deferred credits and other liabilities	434,777	431,539

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	224	224
Other paid-in capital	221,144	221,144
Retained earnings	178,826	179,731
Accumulated other comprehensive income	1	1

Total stockholder’s equity	400,195	401,100

Total Liabilities and Stockholder’s Equity	$1,367,632	$1,365,580

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

The Potomac Edison Company, together with its consolidated subsidiaries (“Potomac Edison”), is a regulated wholly owned subsidiary of Allegheny Energy, Inc. (“AE,” and together with its consolidated subsidiaries, “Allegheny”). Potomac Edison, along with its regulated utility affiliates, Monongahela Power Company (“Monongahela”) and West Penn Power Company, collectively doing business as Allegheny Power, operates electric and natural gas transmission and distribution (“T&D”) systems. Potomac Edison operates an electric T&D system in Maryland, Virginia and West Virginia. Potomac Edison currently operates under a single business segment, Delivery and Services.

Potomac Edison is subject to regulation by the Securities and Exchange Commission (“SEC”), the Maryland Public Service Commission, the Public Service Commission of West Virginia, the Virginia State Corporation Commission and the Federal Energy Regulatory Commission.

Allegheny Energy Services Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who work at Potomac Edison and its subsidiaries.

The accompanying unaudited interim financial statements of Potomac Edison should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company (“AGC”) for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Potomac Edison, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 and 2004, cash flows for the three months ended March 31, 2005 and 2004 and financial position at March 31, 2005 and December 31, 2004. Because of the seasonal nature of Potomac Edison’s utility operations, results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1, Risk Factors, “Other Risk Factors Associated with Our Business,” in the 2004 Annual Report on Form 10-K. Certain amounts in the financial statements have been reclassified for comparative purposes.

Federal and State Income Taxes. The provision for income tax expense for earnings from operations, and/or the income tax benefit for losses from operations, results in an effective income tax rate that differs from the federal statutory rate of 35%, principally due to allocation of consolidated tax savings, state income taxes, tax credits, the effects of utility rate making and certain non-deductible expenses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2: DEBT

Potomac Edison did not issue or redeem any debt during the three months ended March 31, 2005.

As of March 31, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized discounts of $2.1 million, were as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$—	$—	$320.0	$320.0
Medium-Term Notes	—	100.0	—	—	—	—	100.0

Total	$—	$100.0	$—	$—	$—	$320.0	$420.0

Substantially all of the properties of Potomac Edison are held subject to the lien securing its first mortgage bonds.

NOTE 3: ASSETS HELD FOR SALE

Potomac Edison has entered into an agreement to sell its Hagerstown, Maryland property for $10.8 million in net cash proceeds. Closing of the sale is expected to occur in 2005. This property is reported as an asset held for sale on the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

NOTE 4: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	March 31, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$55.6	$15.1	$55.2	$14.9
Software	0.3	0.2	0.3	0.2

Total	$55.9	$15.3	$55.5	$15.1

Amortization expense for intangible assets was $0.2 million for the three months ended March 31, 2005 and 2004, respectively. Amortization expense is estimated to be $0.8 million for 2005 through 2009.

NOTE 5: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Potomac Edison recorded AROs related to underground and aboveground storage tanks. Potomac Edison also has identified a number of AROs associated with certain of its transmission assets that have not been recorded, because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

Potomac Edison’s ARO balances were $0.2 million at March 31, 2005 and December 31, 2004, respectively.

Estimated removal costs of $165.3 million and $162.3 million at March 31, 2005 and December 31, 2004, respectively, that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Potomac Edison as regulatory liabilities.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), which is an interpretation of SFAS No. 143. FIN 47 requires entities with an ARO that is conditional on a future event to record an ARO, even if the event has not yet occurred. The obligation to perform the asset retirement is unconditional even though uncertainty exists as to the timing and method of settlement due to the existence of a conditional event. This interpretation is effective for fiscal years ending after December 15, 2005. Retrospective application for interim periods is permitted but is not required. Obligations recorded as a result of the adoption of FIN 47 will be recorded as a cumulative effect due to a change in accounting principle. Potomac Edison currently is evaluating the impact of FIN 47.

NOTE 6: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Potomac Edison is responsible for its proportionate share of the net periodic cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. Potomac Edison’s share of the costs was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Pension	$1.3	$1.2
Medical and life insurance	$1.2	$1.1

NOTE 7: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Potomac Edison’s other income and expenses, net:

	Three Months Ended March 31,
(In millions)	2005	2004
Premium Services	$0.6	$0.2
Interest income	0.2	0.1
Other	0.4	0.5

Total	$1.2	$0.8

NOTE 8: LETTERS OF CREDIT

Potomac Edison had a $9.5 million letter of credit outstanding at March 31, 2005 under AE’s revolving credit facility to support an energy conservation contract. This letter of credit expires in July 2005.

NOTE 9: VARIABLE INTEREST ENTITIES

Potomac Edison has a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FASB’s Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). Potomac Edison continues to pursue, but has been unable to obtain, certain information from the IPP necessary to determine if the variable interest entity (“VIE”) should be consolidated under FIN 46R.

Potomac Edison had power purchases from this IPP in the amount of $25.6 million and $25.1 million for the three months ended March 31, 2005 and 2004, respectively. Potomac Edison recovers the full amount of the cost of the applicable power contract in its rates charged to consumers. Potomac Edison is not subject to any risk of loss associated with the VIE, because it does not have any obligation to the IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 18, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Environmental Matters and Litigation

Potomac Edison is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Potomac Edison to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Potomac Edison and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Potomac Edison and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Potomac Edison has an accrued liability representing its estimated share of the remediation costs as of March 31, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability.

In connection with a settlement, Allegheny will continue to receive payments from one of its insurance companies in the amount of $625,000, payable on each of July 1, 2005 and 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2005, Allegheny had 1,555 open cases remaining. Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Ordinary Course of Business: Potomac Edison is, from time to time, involved in litigation and other legal disputes in the ordinary course of business. Potomac Edison is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Operating revenues	$16,859	$17,157

Operating expenses:
Operations and maintenance	1,137	1,255
Depreciation	4,237	4,251
Taxes other than income taxes	737	812

Total operating expenses	6,111	6,318

Operating income	10,748	10,839

Other income, net	53	15

Interest expense	1,955	2,323

Income before income taxes	8,846	8,531

Income tax expense	1,482	1,562

Net income	$7,364	$6,969

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$7,364	$6,969

Adjustments for non-cash charges and (credits):
Depreciation	4,237	4,251
Deferred investment credit and income taxes, net	(1,776)	(1,501)
Other, net	72	71

Changes in certain assets and liabilities:
Accounts receivable due from/payable to affiliates, net	1,577	1,652
Materials and supplies	(88)	58
Taxes receivable/accrued, net	4,318	909
Accounts payable	424	1,050
Accrued interest	(1,719)	(1,719)
Other, net	207	214

Net cash from operating activities	14,616	11,954

Cash Flows Used In Investing Activities:
Capital expenditures	(2,780)	(1,948)

Cash Flows Used In Financing Activities:
Note payable to parent	(10,000)	—
Cash dividends paid on common stock	—	(5,500)

Net cash used in financing activities	(10,000)	(5,500)

Net increase in cash and cash equivalents	1,836	4,506
Cash and cash equivalents at beginning of period	7,500	2,272

Cash and cash equivalents at end of period	$9,336	$6,778

Supplemental Cash Flow Information:
Cash paid for interest	$3,603	$3,970

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$9,336	$7,500
Materials and supplies	1,519	1,431
Other	173	260

Total current assets	11,028	9,191

Property, Plant and Equipment, Net:
Generation	779,956	782,666
Transmission	42,857	43,642
Other	3,197	3,219
Accumulated depreciation	(303,724)	(303,745)

Subtotal	522,286	525,782
Construction work in progress	15,409	13,370

Total property, plant and equipment, net	537,695	539,152

Deferred Charges:
Regulatory assets	8,690	8,752
Other	101	102

Total deferred charges	8,791	8,854

Total Assets	$557,514	$557,197

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS (continued)

(unaudited)

(In thousands)	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$450	$26
Accounts payable to affiliates, net	2,078	501
Accrued taxes	7,395	3,077
Accrued interest	573	2,292
Other	121	—

Total current liabilities	10,617	5,896

Long-term Debt :
Long-term debt (Note 2)	99,401	99,393
Long-term note payable to parent	5,000	15,000

Total long-term debt	104,401	114,393

Deferred Credits and Other Liabilities:
Investment tax credit	38,263	38,593
Non-current income taxes payable	17,544	17,544
Deferred income taxes	154,476	155,712
Regulatory liabilities	24,361	24,571

Total deferred credits and other liabilities	234,644	236,420

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock	1	1
Other paid-in capital	172,669	172,669
Retained earnings	35,182	27,818

Total stockholders’ equity	207,852	200,488

Total Liabilities and Stockholders’ Equity	$557,514	$557,197

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy Supply Company, LLC (“AE Supply”) and Monongahela Power Company (“Monongahela” and together with AE Supply, the “Parents”), own 100% of Allegheny Generating Company (“AGC”). AE Supply owns 77.03% and Monongahela owns 22.97% of AGC. AGC owns an undivided 40% interest (985 megawatts (“MW”)) in the 2,463 MW pumped storage, hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. AGC sells its generation capacity to its Parents. AGC operates under a single business segment, Generation and Marketing.

AGC is subject to regulation by the Securities and Exchange Commission (“SEC”), the Virginia State Corporation Commission and the Federal Energy Regulatory Commission.

Allegheny Energy Services Corporation is a wholly owned subsidiary of AE that employs substantially all of the people who work at AGC.

The accompanying unaudited interim financial statements of AGC should be read in conjunction with the Combined Annual Report on the combined 2004 Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Allegheny Generating Company, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 and 2004, cash flows for the three months ended March 31, 2005 and 2004 and financial position at March 31, 2005 and December 31, 2004.

Federal and State Income Taxes. The provision for income tax expense for earnings from operations, and/or the income tax benefit for losses from operations, results in an effective income tax rate that differs from the federal statutory rate of 35%, principally due to allocation of consolidated tax savings, state income taxes, tax credits, the effects of utility rate making and certain non-deductible expenses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax profitability.

NOTE 2: DEBT

AGC did not issue any debt during the three months ended March 31, 2005. AGC repaid $10.0 million of its note payable to AE Supply during the three months ended March 31, 2005.

As of March 31, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized debt discounts of $0.6 million, are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 3: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	March 31, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$1.4	$0.7	$1.4	$0.7
Software	0.2	0.1	0.2	0.1

Total	$1.6	$0.8	$1.6	$0.8

Amortization expense for intangible assets was not material for the three months ended March 31, 2005 and 2004, respectively. Annual amortization expense for 2005 through 2009 is not expected to be material.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 14, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Ordinary Course of Business

AGC is, from time to time, involved in litigation and other legal disputes in the ordinary course of business. AGC is of the belief that there are no other legal proceedings that could have a material effect on its business or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail generation service supply competition in states served by the Distribution Companies;

•	financing plans;

•	demand for energy and the cost and availability of raw materials, including coal;

•	PLR and power supply contracts;

•	results of litigation;

•	results of operations;

•	internal controls and procedures;

•	capital expenditures;

•	status and condition of plants and equipment;

•	regulatory matters; and

•	accounting issues.

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following:

•	changes in the price of power and fuel for electric generation;

•	general economic and business conditions;

•	changes in access to capital markets;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	environmental regulations;

•	the results of regulatory proceedings, including proceedings related to rates;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in the weather and other natural phenomena;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	changes in laws and regulations applicable to Allegheny, its markets or its activities;

•	the loss of any significant customers or suppliers;

•	dependence on other electric transmission and gas transportation systems and their constraints or availability;

•	changes in PJM, including changes to participant rules and tariffs;

•	the effect of accounting guidance issued periodically by accounting standard-setting bodies; and

•	the continuing effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, “Risk Factors,” in the 2004 Annual Report on Form 10-K.

ALLEGHENY RESULTS OF OPERATIONS

Overview

Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric and natural gas services to customers in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. AE, Allegheny’s parent holding company, was incorporated in Maryland in 1925 and is registered as a holding company under PUHCA. Allegheny operates its business primarily through AE’s various directly and indirectly owned subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2004 Annual Report on Form 10-K.

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS OF OPERATIONS

Income (Loss) Summary

(In millions) Three months ended March 31, 2005	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$739.4	$416.9	$(402.3)	$754.0
Fuel consumed in electric generation	—	(173.9)	—	(173.9)
Purchased power and transmission	(485.1)	(19.8)	400.1	(104.8)
Deferred energy costs, net	(1.2)	—	—	(1.2)
Operations and maintenance	(84.5)	(80.3)	2.2	(162.6)
Depreciation and amortization	(38.1)	(38.3)	—	(76.4)
Taxes other than income taxes	(34.6)	(20.5)	—	(55.1)

Operating income	95.9	84.1	—	180.0
Other income and (expenses), net	3.7	1.7	(0.1)	5.3
Interest expense and preferred dividends	(29.7)	(97.4)	—	(127.1)

Income (loss) from continuing operations before income taxes and minority interest	69.9	(11.6)	(0.1)	58.2
Income tax expense from continuing operations	(20.2)	(3.2)	—	(23.4)
Minority interest	—	(0.4)	—	(0.4)

Income (loss) from continuing operations	49.7	(15.2)	(0.1)	34.4
Income (loss) from discontinued operations, net of tax	10.8	(2.7)	0.1	8.2

Net income (loss)	$60.5	$(17.9)	$—	$42.6

Three months ended March 31, 2004
Operating revenues	$721.3	$422.3	$(408.3)	$735.3
Fuel consumed in electric generation	—	(161.7)	—	(161.7)
Purchased power and transmission	(468.5)	(18.1)	405.6	(81.0)
Deferred energy costs, net	(0.9)	—	—	(0.9)
Operations and maintenance	(105.8)	(97.7)	2.7	(200.8)
Depreciation and amortization	(37.1)	(35.9)	—	(73.0)
Taxes other than income taxes	(33.1)	(16.1)	—	(49.2)

Operating income and expenses	75.9	92.8	—	168.7
Other income, net	7.2	0.7	—	7.9
Interest expense and preferred dividends	(33.2)	(87.9)	—	(121.1)

Income from continuing operations before income taxes and minority interest	49.9	5.6	—	55.5
Income tax expense from continuing operations	(21.9)	(1.1)	—	(23.0)
Minority interest	—	(1.9)	—	(1.9)

Income from continuing operations	28.0	2.6	—	30.6
Income (loss) from discontinued operations, net of tax	11.0	(8.3)	—	2.7

Net income (loss)	$39.0	$(5.7)	$—	$33.3

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS

This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment in “Allegheny Energy, Inc. – Discussion of Segment Results of Operations,” below.

Operating Revenues

Total operating revenues for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Total Delivery and Services revenues	$739.4	$721.3
Total Generation and Marketing revenues	416.9	422.3
Eliminations	(402.3)	(408.3)

Total operating revenues	$754.0	$735.3

Operating revenues increased $18.7 million for the three months ended March 31, 2005 as compared to March 31, 2004, primarily due to:

•	increased revenues resulting from residential, commercial and industrial customer sales increases,

•	increased rates as a result of the expiration of the rate transition period for certain Maryland and Ohio customers and

•	increased net PJM revenues due to unplanned outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the first quarter of 2004,

•	partially offset by CDWR proceeds recorded during the first quarter of 2004.

Operating Income

Operating income increased $11.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	an $18.7 million increase in operating revenues,

•	partially offset by a $7.4 million increase in operating expenses.

Operating expenses increased as a result of increases in fuel consumed in electric generation, purchased power and transmission expense, depreciation and amortization expense and taxes other than income tax expense. Fuel consumed in electric generation increased due to increased coal and other fuel prices, partially offset by decreased natural gas purchases, and an increase in MWhs generated at Allegheny’s coal-fired plants. Purchased power and transmission expense increased due to increased rates per MWh purchased due to the expiration of the market-based transition period for large commercial and industrial customers in Ohio and all commercial and industrial customers in Maryland and qualifying certain contracts as normal purchase normal sale, for the three months ended March 31, 2005. These amounts were partially offset by the release of certain pipeline contracts during 2004. Depreciation and amortization expense increased due to additions to property, plant and equipment. These increases were partially offset by decreased operation and maintenance expense due to decreased contract work and outside services expense and salaries and wages expense.

Continuing Operations

Income from continuing operations before income taxes and minority interest increased $2.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	an $11.3 million increase in operating income,

•	partially offset by a $2.6 million decrease in other income and expenses, net, and a $6.0 million increase in interest expense and preferred dividends.

Interest expenses increased primarily due to interest expense recorded in March 2005 related to a court decision in the litigation involving Merrill Lynch, partially offset by lower interest rates, a reduction in average debt outstanding and the write off of debt issuance costs as a result of refinancing during the three months ended March 31, 2004.

Income Tax Expense

The effective tax rates for Allegheny’s continuing operations were 39.3% and 40.5% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rates for the three months ended March 31, 2005 and 2004 were higher than the federal statutory tax rate primarily due to:

•	state income taxes and

•	the reversal of book versus tax depreciation differences for which deferred taxes were not provided.

Discontinued Operations

Allegheny recorded income from discontinued operations of $8.2 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively, related to agreements to sell, or decisions to sell, certain non-core assets. The $5.5 million increase for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, was primarily due to:

•	$2.0 million in operating losses in the first quarter of 2004 at AE Supply’s Lincoln generation facility, which was sold in December 2004, and

•	$7.0 million related to the cessation of depreciation on assets held for sale beginning in the third quarter of 2004 in accordance with SFAS No. 144,

•	partially offset by a $2.7 million decrease in income tax expense.

See Note 3, “Assets Held for Sale and Discontinued Operations,” to the Consolidated Financial Statements for additional information.

ALLEGHENY ENERGY, INC.—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

AE’s Delivery and Services Segment Results

Net income for the Delivery and Services segment increased $21.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to an $18.1 million increase in operating revenues.

Operating Revenues

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended March 31,
	2005	2004	Change
Retail electricity sales (million KWhs):
Residential	4,804	4,762	0.9%
Commercial	2,660	2,576	3.3%
Industrial	5,013	5,010	0.1%
Other	24	24	—

Total electricity sales	12,501	12,372	1.0%

Heating degree days*	2,716	2,871	(5.4)%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Operating revenues for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Retail electric:
Residential	$327.2	$324.1
Commercial	162.6	150.7
Industrial	205.1	202.5
Other	3.6	3.6

Total retail electric	$698.5	$680.9

Transmission services and bulk power	28.4	31.0
Unregulated services	6.7	4.4
Other affiliated and nonaffiliated energy services	5.8	5.0

Total Delivery and Services revenues	$739.4	$721.3

Retail electric revenues increased $17.6 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $3.1 million increase in residential sales revenue;

•	an $11.9 million increase in commercial sales and

•	a $2.6 million increase in industrial sales.

The increase in residential sales was a result of a 0.9% increase in MWh sales due to a 1.1% increase in the average number of customers, partially offset by a 0.2% decrease in usage per customer. The decrease in usage per customer was primarily the result of a 5.4% decrease in heating degree-days. The increase in commercial sales was a result of a 3.3% increase in MWh sales due to a 1.8% increase in the average number of customers and a 1.4% increase in usage per customer. The increase in industrial sales was a result of a 0.1% increase in MWh sales due to a 0.9% increase in the average number of customers, partially offset by a 0.9% decrease in usage per customer.

Transmission services and bulk power revenues decreased $2.6 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $5.2 million decrease in transmission revenues primarily as a result of the expiration of certain transition credits that were related to Allegheny joining the PJM regional transmission system,

•	partially offset by a $3.1 million increase in bulk power revenues resulting from increased power sales from the AES Warrior Run cogeneration facility.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents the Distribution Companies’ power purchases from, and exchanges with, other companies (primarily AE Supply) as well as purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended March 31,
(In millions)	2005	2004
From PURPA generation *	$52.3	$51.1
Other purchased power and transmission	432.8	417.4

Total purchased power and transmission	$485.1	$468.5

* PURPA cost (cents per KWh sold)	5.3	5.2

Purchased power and transmission from PURPA generation increased $1.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to increased rates paid by Monongahela and Potomac Edison for MWhs purchased.

Other purchased power primarily consists of the Distribution Companies’ purchases of energy from AE Supply. The Distribution Companies have long-term power sales agreements with AE Supply, under which AE Supply provides the Distribution Companies with the majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. The amount of power purchased under these agreements that is subject to the market-based pricing component increases each year through the applicable transition period. The transition period for large commercial and industrial customers in Ohio and all commercial and industrial customers in Maryland has ended. Monongahela and Potomac Edison are purchasing power at market prices for these customers from AE Supply and other nonaffiliated companies. Other purchased power increased $15.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to increased purchased power expense at Monongahela and Potomac Edison related to these market purchases.

Operations and Maintenance: Operations and maintenance expenses for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operations and maintenance	$84.5	$105.8

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses decreased $21.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease was primarily due to:

•	a $2.1 million decrease in salaries and wages;

•	a $3.5 million decrease in contract work and outside services;

•	$3.5 million of certain inventory write-offs during the three months ended March 31, 2004 and

•	a $6.9 million decrease in uncollectible and insurance expenses.

The decrease in salaries and wages was a result of a decrease in the number of employees and severance costs. The decrease in contract work and outside services was a result of an initiative to reduce these types of services, primarily through the reduction of outside consultants. The decrease in uncollectible expense was a result of improved collections and the decrease in insurance expense resulted from a decrease in the amount of claims.

Depreciation and Amortization: Depreciation and amortization expenses for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Depreciation and amortization	$38.1	$37.1

Depreciation and amortization expense increased $1.0 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to increased depreciation resulting from capital expenditures during 2004 and $39.5 million in capital expenditures during 2005.

Taxes Other Than Income Taxes: Taxes other than income taxes for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Taxes other than income taxes	$34.6	$33.1

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes and property taxes. Taxes other than income taxes increased $1.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily as a result of increased gross receipts taxes due to an increase in regulated utility revenues.

Other Income and Expenses, Net

Other income and expenses, net for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Other income and expenses, net	$3.7	$7.2

Other income and expenses, net represent non-operating income and expenses before income taxes. Other income and expenses, net, decreased $3.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily as a result of gains recognized on land sales during the three months ended March 31, 2004.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Interest expense and preferred dividends	$29.7	$33.2

Interest expense and preferred dividends decreased $3.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	the refinancing during 2004 of first mortgage bonds issued by Monongahela and Potomac Edison at lower interest rates and

•	the repayment of notes and bonds by West Penn during 2004.

For additional information regarding Allegheny’s short-term and long-term debt, see Note 2, “Debt.” Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements.”

Discontinued Operations

The Delivery and Services segment recorded income of $10.8 million and $11.0 million from discontinued operations for the three months ended March 31, 2005 and 2004, respectively. See Note 3, “Assets Held For Sale and Discontinued Operations,” to the Consolidated Financial Statements for additional information.

AE’s Generation and Marketing Segment Results

Net loss for the Generation and Marketing segment increased $12.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to:

•	a $5.4 million decrease in operating revenues and

•	a $9.5 million increase in interest expense and preferred dividends.

Operating Revenues

The following table provides electricity sales information related to the Generation and Marketing segment:

	Three Months Ended March 31,
	2005	2004	Change
Generation (million KWhs)	12,297	12,231	0.5%

Operating revenues for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Revenue from affiliates	$400.1	$393.1
Wholesale and other revenue, net *	16.8	29.2

Total Generation and Marketing revenues	$416.9	$422.3

*	Amounts are net of energy trading losses as described in Note 5, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements. Energy trading losses include unrealized gains (losses) of $4.1 million and $(11.1) million for the three months ended March 31, 2005 and 2004, respectively.

Operating revenues decreased by $5.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to:

•	$68.1 million in proceeds associated with the sale of the CDWR contract and related hedge transactions that were recorded in operating revenues for the three months ended March 31, 2004,

•	partially offset by an increase in PJM revenues of approximately $56.8 million.

The increase in PJM revenues is due to better performance of Allegheny’s coal-fired plants as a result of the return to service of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 in June 2004. In addition, load costs were lower because the Generation and Marketing segment no longer serves certain customer classes, primarily as a result of a portion of Potomac Edison’s customers that have transitioned to market.

Revenue from affiliates: Revenue from affiliates results primarily from the sale of power to the Distribution Companies.

The Distribution Companies have long-term power sales agreements with AE Supply under which AE Supply provides the Distribution Companies with a majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. The amount of power purchased under these agreements that is subject to the market-based pricing component increases each year through the applicable transition period. Monongahela’s West Virginia generation facilities also provide power to Monongahela’s Delivery and Services segment to meet its regulated load obligations.

The average rate at which the Generation and Marketing segment sold power to the Distribution Companies was $32.91 and $31.76 per MWh for the three months ended March 31, 2005 and 2004, respectively.

Revenue from affiliates increased $7.0 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $12.4 million increase in affiliated revenues as a result of the expiration in December 2004 of the Warrior Run contract, which reduced revenue in 2004 due to derivative accounting,

•	partially offset by decreased sales volumes as a result of the provision of a portion of energy sales by nonaffiliated suppliers and certain customers opting to use different suppliers as a result of customer choice, both beginning January 1, 2005. This decrease in sales volumes was partially mitigated by increases in prices associated with a Potomac Edison market-based power supply contract that became effective on January 1, 2005.

Wholesale and other revenues, net: The table below describes the significant components of wholesale revenues for the Generation and Marketing segment.

	Three Months Ended March 31,
(In millions)	2005	2004
PJM Revenue:
Generation sold to PJM	$528.2	$533.1
Power purchased from PJM	(520.4)	(582.1)

Net	$7.8	$(49.0)

Release of CDWR escrow proceeds	$—	$68.1

Trading activities:
Realized gains	$(2.6)	$20.9
Unrealized gains (losses)	4.1	(11.1)

Net	$1.5	$9.8 *

Other (expenses) revenues	$7.5	$0.3

Total wholesale and other revenues	$16.8	$29.2

*	Does not include a $12.4 million loss on a contract with an affiliate that was included in affiliated revenues. The net trading loss, including this affiliated transaction, was $2.6 million. This contract expired on December 31, 2004 and was not renewed.

Wholesale and other revenues decreased $12.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	$68.1 million in proceeds associated with the sale of the CDWR contract and related hedge transactions that were recorded during the three months ended March 31, 2004,

•	partially offset by an increase in PJM revenues of approximately $56.8 million.

The increase in PJM revenues is due to better performance of Allegheny’s coal-fired plants as a result of the return to service of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 in June 2004. In addition, load costs were lower because the Generation and Marketing segment no longer serves certain customer classes, primarily as a result of portion of Potomac Edison’s customers that have transitioned to market.

Fair Value of Contracts: AE Supply is currently qualifying certain of its new contracts under the “normal purchase and normal sale” scope exception under SFAS No. 133. As a result, AE accounts for these contracts on the accrual method, rather than marking these contracts to market value. AE uses derivative accounting for contracts that do not qualify under the scope exception. These contracts are recorded at fair value in the Consolidated Balance Sheets. The realized and unrealized revenues from energy trading activities are recorded on a net basis in “Operating revenues” in the Consolidated Statements of Operations in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting Gains and Losses on Energy Trading Contracts.” The fair value of the remaining trading portfolio consists primarily of interest rate swap agreements and commodity cash flow hedges as of March 31, 2005.

The fair values of trading contracts, which represent the net unrealized gain and loss on open positions, are recorded as assets and liabilities, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts—an Interpretation of Accounting Principles Board Opinion No. 10 and FASB Statement No. 105.” At March 31, 2005, the fair values of trading contract assets and liabilities were $17.5 million and $109.4 million, respectively. At December 31, 2004, the fair values of trading contract assets and liabilities were $17.2 million and $97.3 million, respectively.

The following table disaggregates the net fair values of derivative contract assets and liabilities for the Generation and Marketing segment, based on the underlying market price source and the contract settlement periods. The table excludes non-derivatives such as AE Supply’s generation assets, PLR requirements and SFAS No. 133 scope exceptions under the normal purchase and normal sale election:

	Fair value of contracts at March 31, 2005
	Settlement by:					Settlement In Excess of Five Years	Total
Classification of contracts by source of fair value (In millions)	2005	2006	2007	2008	2009
Prices actively quoted	$(25.8)	$(18.2)	$(5.6)	$(5.4)	$(5.1)	$(6.4)	$(66.5)
Prices provided by other external sources	—	(26.4)	—	—	—	—	(26.4)
Prices based on models	0.3	0.7	—	—	—	—	1.0

Total	$(25.5)	$(43.9)	$(5.6)	$(5.4)	$(5.1)	$(6.4)	$(91.9)

Approximately $1.0 million of AE Supply’s contracts were classified as “prices based on models,” even though a portion of these contracts is valued based on observable market prices.

For settlements through December 31, 2005, the fair value of AE Supply’s contracts was a net liability of $25.5 million, primarily related to interest rate swaps and commodity cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for additional information.

Roll Forward of Fair Value: Net unrealized gains of $4.1 million for the three months ended March 31, 2005 were recorded on the Consolidated Statements of Operations in “Operating revenues” to reflect the change in fair value of the trading contracts. The following table provides a roll forward of the net fair value, or trading contract assets less trading contract liabilities, of AE Supply’s trading contracts:

(In millions)	Three Months Ended March 31, 2005
Net fair value of contract (liabilities) and assets at January 1,	$(80.1)
Changes in fair value of cash flow hedges	(15.9)
Unrealized gains on contracts, net	4.1
Net options received or (paid)	—

Net fair value of contract liabilities at March 31	$(91.9)

As shown in the table, the net fair value of AE Supply’s trading contracts decreased by $11.8 million for the three months ended March 31, primarily due to:

•	changes in the fair value of cash flow hedges,

•	partially offset by the effect of price movements on contracts and settlements.

There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results and cash flows. Similarly, volatility in interest rates will affect AE Supply’s operating results and cash flows.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation for the Generation and Marketing segment was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Fuel consumed in electric generation	$173.9	$161.7

Total fuel expenses increased by $12.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	an increase in fuel prices, which increased total fuel expenses by $8.4 million, primarily as a result of increased cost of coal and other fuel and

•	an increase in generation, which increased total fuel expenses by $2.6 million, due to a 0.5% increase in MWhs generated as a result of increased availability at Allegheny’s supercritical plants.

Purchased Power and Transmission: Purchased power and transmission expenses for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Purchased power and transmission	$19.8	$18.1

Purchased power and transmission increased $1.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to qualifying certain contracts as normal purchase normal sale for the three months ended March 31, 2005, partially offset by certain pipeline contracts released during 2004.

Operations and Maintenance: Operations and maintenance expenses for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operations and maintenance	$80.3	$97.7

Operations and maintenance expenses decreased $17.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a decrease of $14.6 million in contract work and outside services expenses,

•	$2.1 million of insurance proceeds related to the outage at Pleasants Unit No. 2 and

•	a $1.7 million decrease in salaries and wages expense.

The decrease in contract work and outside services expenses was a result of expenditures during the first quarter of 2004 related to repairs and accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. The decrease in salaries and wages expense was a result of a decrease in the number of employees and lower severance and overtime costs.

Depreciation and Amortization: Depreciation and amortization expenses for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Depreciation and amortization	$38.3	$35.9

Depreciation and amortization expense increased $2.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to capital expenditures during 2004 and $13.5 million in capital expenditures during 2005.

Taxes Other Than Income Taxes: Taxes other than income taxes for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Taxes other than income taxes	$20.5	$16.1

Taxes other than income taxes increased $4.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	increased property taxes as a result of favorable property tax settlements of $3.5 million recorded during the three months ended March 31, 2004 and

•	increases in business and occupation taxes due to a larger tax credit of $1.5 million recognized in 2004.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Interest expense and preferred dividends	$97.4	$87.9

Interest expense and preferred dividends increased $9.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	$38.5 million in interest expense recorded during March 2005 related to a court decision in the litigation involving Merrill Lynch,

•	partially offset by interest expense savings of $14.5 million resulting from lower interest rates due to debt refinancing and lower average debt outstanding and

•	decreased amortization expense of $14.9 million as a result of write offs of capitalized costs during the three months ended March 31, 2004 in connection with debt refinancing.

For additional information regarding the litigation involving Merrill Lynch, see Note 16, “Interest Expense – Merrill Lynch Litigation” to the Consolidated Financial Statements. For additional information regarding Allegheny’s short-term and long-term debt, see Note 2, “Debt” to the Consolidated Financial Statements. Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements.”

Minority Interest in Net Loss

Minority interest in net loss was $0.4 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively, which primarily represents Merrill Lynch’s equity interest in AE Supply.

Discontinued Operations

The Generation and Marketing segment recorded losses from discontinued operations of $2.7 million and $8.3 million for the three months ended March 31, 2005 and 2004, respectively. The losses primarily related to operating losses at AE Supply’s Lincoln, Gleason and Wheatland generation facilities. The $5.6 million decrease in losses from discontinued operations was primarily due to:

•	operating losses during the first quarter of 2004 at AE Supply’s Lincoln generation facility, which was sold in 2004, and

•	the cessation of depreciation on assets held for sale beginning in the third quarter of 2004 in accordance with SFAS No. 144.

See Note 3, “Assets Held for Sale and Discontinued Operations,” to the Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Income (Loss) Summary

(In millions) Three months ended March 31, 2005	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$177.3	$91.0	$(81.7)	$186.6
Fuel consumed in electric generation	—	(35.0)	—	(35.0)
Purchased power and transmission	(114.5)	(25.9)	$81.7	(58.7)
Operations and maintenance	(27.0)	(16.9)	—	(43.9)
Depreciation and amortization	(8.1)	(8.7)	—	(16.8)
Taxes other than income taxes	(6.8)	(5.9)	—	(12.7)

Operating income (loss)	20.9	(1.4)	—	19.5
Other income and expenses, net	0.2	2.0	—	2.2
Interest expense	(6.2)	(4.5)	—	(10.7)

Income (loss) from continuing operations before income taxes	14.9	(3.9)	—	11.0
Income tax (expense) benefit from continuing operations	(3.3)	3.6	—	0.3

Income (loss) from continuing operations	11.6	(0.3)	—	11.3
Income from discontinued operations, net of tax	10.9	—	—	10.9

Net income (loss)	22.5	(0.3)	—	22.2

Three months ended March 31, 2004
Operating revenues	$173.7	$86.3	$(79.8)	$180.2
Fuel consumed in electric generation	—	(32.7)	—	(32.7)
Purchased power and transmission	(109.5)	(11.6)	79.8	(41.3)
Operations and maintenance	(30.7)	(21.8)	—	(52.5)
Depreciation and amortization	(7.7)	(8.6)	—	(16.3)
Taxes other than income taxes	(6.8)	(5.6)	—	(12.4)

Operating income	19.0	6.0	—	25.0
Other income and expenses, net	0.3	1.7	—	2.0
Interest expense	(5.5)	(5.1)	—	(10.6)

Income from continuing operations before income taxes	13.8	2.6	—	16.4
Income tax expense from continuing operations	(8.2)	(0.5)	—	(8.7)

Income from continuing operations	5.6	2.1	—	7.7
Income from discontinued operations, net of tax	11.0	—	—	11.0

Net income	$16.6	$2.1	$—	$18.7

MONONGAHELA POWER COMPANY—CONSOLIDATED RESULTS

This section is an overview of Monongahela’s consolidated results of operations, which are discussed in greater detail for each segment in “Monongahela Power Company—Discussion of Segment Results of Operations” below.

Operating Revenues

Total operating revenues for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Total Delivery and Services revenues	$177.3	$173.7
Total Generation and Marketing revenues	91.0	86.3
Eliminations	(81.7)	(79.8)

Total operating revenues	$186.6	$180.2

Operating revenues increased $6.4 million for the three months ended March 31, 2005 as compared to March 31, 2004, primarily due to:

•	a $3.6 million increase in operating revenues at the Delivery and Services segment due to increased MWh sales and prices and

•	a $4.7 million increase in operating revenues at the Generation and Marketing segment due to increased MWh sales.

Operating Income

Operating income decreased $5.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	an $11.9 million increase in total operating expenses,

•	partially offset by a $6.4 million increase in operating revenues.

The increase in total operating expenses was primarily due to an increase in purchased power and transmission expenses as a result of increased volume and price of purchased power. This increase was partially offset by a decrease in operations and maintenance expenses due to decreased contract work, outside services expense and salaries and wages.

Income Tax Expense

The effective tax rates for Monongahela’s continuing operations were (2.7)% and 53.2% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2005 was lower than the federal statutory tax rate, primarily due to:

•	the allocation of consolidated tax savings and

•	the amortization of deferred investment tax credits.

The effective tax rate for the three months ended March 31, 2004 was higher than the federal tax rate, primarily due to:

•	the effect of increased allocated state income taxes and

•	deferred property tax reversals, primarily related to depreciation.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. The 2005 effective rate was significantly lower than 2004, primarily due to an increase in the allocation of consolidated tax savings. This corporate allocation may cause significant fluctuations in the effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

Discontinued Operations

Monongahela recorded income from discontinued operations of $10.9 million and $11.0 million for the three months ended March 31, 2005 and 2004, respectively. Comparative information has been reclassified for all prior periods to reflect these results as discontinued operations. See Note 3, “Assets Held for Sale and Discontinued Operations,” to Monongahela’s Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

Monongahela’s Delivery and Services Segment Results

Net income increased $5.9 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to a $4.9 million decrease in income tax expense.

Operating Revenues

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended March 31,
	2005	2004	Change
Retail electricity sales (million KWhs):
Residential	1,009	1,032	(2.2)%
Commercial	658	631	4.3%
Industrial	1,478	1,476	0.1%
Other	6	6	—%

Total retail electricity sales	3,151	3,145	0.2%

Heating Degree-Days*	2,399	2,705	(11.3)%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Total operating revenues for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Retail electric:
Residential	$72.1	$72.9
Commercial	39.6	36.8
Industrial	57.6	54.6
Other	0.7	0.6

Total retail electric	$170.0	$164.9

Transmission services and bulk power	5.7	7.2
Other affiliated and non-affiliated energy services	1.6	1.6

Total Delivery and Services revenues	$177.3	$173.7

Retail electric revenues increased $5.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $2.8 million increase in commercial sales as a result of a 4.3% increase in MWh sales due to a 1.8% increase in the average number of customers served, a 2.4% increase in usage per customer and a 3.2% increase in rates and

•	a $3.0 million increase in industrial sales as a result of a 5.3% increase in prices, due in part to the expiration of a temporary customer choice credit.

Transmission services and bulk power decreased $1.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to the expiration of certain transition credits that were related to Allegheny joining the PJM regional transmission system.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases from, and exchanges with, other companies and purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended March 31,
(In millions)	2005	2004
From PURPA generation*	$14.6	$13.8
Other purchased power and transmission	99.9	95.7

Total purchased power and transmission	$114.5	$109.5

*PURPA cost (cents per KWh)	4.4	4.2

Other purchased power primarily consists of Monongahela’s Delivery and Services segment’s purchases of energy from Monongahela’s Generation and Marketing segment and purchased power from third party suppliers to meet its obligation. Other purchased power increased $4.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to a price increase of 3.7% related to purchased power from third party suppliers.

Operations and Maintenance: Operations and maintenance expenses for the Delivery and Services segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operations and maintenance	$27.0	$30.7

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses decreased $3.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to:

•	a $1.6 million decrease in salaries and wages and

•	a $0.6 million decrease in outside services, primarily as a result of a decrease in the use of independent contractors and consultants.

Discontinued Operations

Monongahela recorded income from discontinued operations of $10.9 million and $11.0 million for the three months ended March 31, 2005 and 2004, respectively. See Note 3, “Assets Held For Sale and Discontinued Operations,” to Monongahela’s Consolidated Financial Statements for additional information.

Monongahela’s Generation and Marketing Segment Results

Net income decreased $2.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $12.1 million increase in operating expenses,

•	partially offset by a $4.7 million increase in operating revenues and a $4.1 million decrease in income tax expense.

Operating Revenues

Total operating revenues for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Revenue from affiliates	$84.8	$87.4
Wholesale and other, net	6.2	(1.1)

Total Generation and Marketing revenues	$91.0	$86.3

Revenues represent sales to Monongahela’s Delivery and Services segment to meet PLR obligations and other energy net sales at market prices. Total revenues increased $4.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to increased revenues from PJM congestion credits.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents primarily the cost of coal, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation for the Generation and Marketing segment was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Fuel consumed in electric generation	$35.0	$32.7

Total fuel expenses increased by $2.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $3.7 million increase in fuel prices, primarily as a result of increased cost of coal and other fuel,

•	partially offset by a decrease of $0.9 million as a result of decreased MWhs generated.

Purchased Power and Transmission: Purchased power and transmission represents power purchases from, and exchanges with, other companies. Purchased power and transmission for the Generation and Marketing segment was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Purchased power and transmission	$25.9	$11.6

Purchased power and transmission increased $14.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to additional purchases to service load requirements of Monongahela’s Delivery and Services segment in West Virginia that were previously obtained from a third party, PJM congestion charges and additional purchases due to reduced dispatch of generation units.

Operations and Maintenance: Operations and maintenance expenses for the Generation and Marketing segment were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operations and maintenance	$16.9	$21.8

Operations and maintenance expenses decreased $4.9 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to:

•	a $3.9 million decrease in outside services and contract work expenses and

•	a $0.8 million decrease in salaries and wages expenses.

Outside services and contract work expenses decreased as a result of expenditures during the first quarter of 2004 related to repairs and accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 and a decreased use of independent consultants for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended March 31,
(In millions)	2005	2004
Operating revenues	$257.6	$247.2
Operating income	$33.1	$28.5
Income before income taxes	$27.2	$21.5
Net income	$20.1	$13.8

Net income increased $6.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to:

•	a $10.4 million increase in operating revenue,

•	partially offset by a $5.7 million increase in operating expenses.

Operating Revenues

The following table provides electricity sales information related to Potomac Edison:

	Three Months Ended March 31,
	2005	2004	Change
Electricity sales (million KWhs):
Residential	1,820	1,788	1.8%
Commercial	811	779	4.1%
Industrial	1,557	1,549	0.5%
Other	6	6	—%

Total electricity sales	4,194	4,122	1.7%

Heating Degree-Days*	2,645	2,851	(7.2)%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Total operating revenues were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Retail electric:
Residential	$121.8	$119.7
Commercial	54.3	46.6
Industrial	57.2	57.9
Other	1.2	1.2

Total retail electric	$234.5	$225.4

Transmission services and bulk power	21.2	19.4
Other affiliated and nonaffiliated energy services	1.9	2.4

Total operating revenues	$257.6	$247.2

Retail electric revenues increased $9.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to:

•	a $2.1 million increase in residential sales and

•	a $7.7 million increase in commercial sales.

Residential sales increased as a result of a 1.8% increase in MWh sales due to a 2.7% increase in the average number of customers served, partially offset by 0.8% decrease in usage per average customer. The decrease in usage per average customer was primarily the result of a 7.2% decrease in heating degree-days. Commercial sales increased as a result of a 4.1% increase in MWh sales and a 12.0% increase in price per MWh. MWh sales increased due to a 2.8% increase in the average number of customers served and a 1.2% increase in usage per average customer. Price per MWh increased as a result of the removal of certain customer generation rate caps.

Transmission services and bulk power revenues increased $1.8 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to power sales related to the AES Warrior Run cogeneration facility, partially offset by decreased transmission revenues as a result of the expiration of certain transition credits.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases primarily from AE Supply and qualified facilities under PURPA. Purchased power and transmission consists of the following:

	Three Months Ended March 31,
(In millions)	2005	2004
Other purchased power and transmission	$152.2	$146.5
From PURPA generation*	25.6	25.1

Total purchased power and transmission	$177.8	$171.6

* PURPA cost (cents per KWh)	6.6	6.5

Purchased power and transmission expense increased $6.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to a $5.7 million increase in other purchased power as a result of a 9.2% increase in cost per MWh due to the expiration of capped rate service for commercial and industrial customers under the AE Supply agreement in Maryland and the initiation of service under the new market-based supply contracts for Maryland commercial and industrial customers. The increase in purchased power was partially offset by a 3.3% decrease in MWhs purchased primarily due to increased customer shopping in Maryland.

Deferred Energy Costs, Net: Deferred energy costs, net, are primarily related to the recovery of net costs associated with purchases from the AES Warrior Run cogeneration facility.

To satisfy its obligations under PURPA, Potomac Edison entered into a long-term contract to purchase capacity and energy from the AES Warrior Run cogeneration facility through the beginning of 2030. Effective July 1, 2000, Potomac Edison was authorized by the Maryland PSC to recover all contract costs from the AES Warrior Run cogeneration facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, by means of a retail revenue surcharge (the “AES Warrior Run Surcharge”). Any under-recovery or over-recovery of net costs is being deferred on Potomac Edison’s Consolidated Balance Sheets as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge. Because the AES Warrior Run Surcharge represents a dollar-for-dollar recovery of net contract costs, AES Warrior Run Surcharge revenues or revenues from sales of AES Warrior Run output do not impact Potomac Edison’s net income. Through a competitive bidding process approved by the Maryland PSC, AE Supply was awarded the contract to purchase the output of the AES Warrior Run facility for the period from January 1, 2002 through December 31, 2004. This contract expired and Potomac Edison awarded a new contract to a non-affiliated third party.

Operations and Maintenance: Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operations and maintenance	$25.5	$27.5

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses decreased $2.0 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to a $1.4 million decrease in contract work and outside services. The decrease in contract work and outside services was a result of a decrease in the use of temporary workers and outside attorneys.

Depreciation and Amortization: Depreciation and Amortization expenses were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Depreciation and amortization	$10.7	$9.7

Depreciation and amortization expenses increased $1.0 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to increased depreciation resulting from capital expenditures during 2004 and $14.7 million of capital expenditures during 2005.

Income Tax Expense

The effective income tax rates for the three months ended March 31, 2005 and 2004 were 26.2% and 35.6%, respectively.

The effective tax rate for the three months ended March 31, 2005 is lower than the federal statutory tax rate, primarily due to:

•	the allocation of corporate tax savings,

•	partially offset by the effect of increased allocated state income taxes and

•	deferred property tax reversals, primarily related to depreciation.

The effective tax rate for the three months ended March 31, 2004 is higher than the federal statutory tax rate, primarily due to:

•	the effect of increased allocated state income taxes and

•	deferred property tax reversals, primarily depreciation related.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. The 2005 effective rate was significantly lower than 2004, primarily due to an increase in the allocation of consolidated tax savings. This corporate allocation may cause significant fluctuations in the effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

ALLEGHENY GENERATING COMPANY—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended March 31,
(In millions)	2005	2004
Operating revenues	$16.9	$17.2
Operating income	$10.7	$10.8
Income before income taxes	$8.8	$8.5
Net income	$7.4	$7.0

Net income increased $0.4 million for the three months ended March 31, 2005 as compared to March 31, 2004. This increase was primarily due to an increase in the allocated state and federal income tax expenses from Allegheny pursuant to its consolidated tax sharing agreement.

Operating Revenues and Expenses

AGC’s only operating asset is an undivided 40% interest in the Bath County, Virginia pumped-storage hydroelectric station and its connecting transmission facilities.

Pursuant to an agreement, AE Supply and Monongahela purchase all of AGC’s capacity at prices based on a “cost-of-service formula” wholesale rate schedule (the “revenue requirements”) approved by FERC. AE Supply and Monongahela purchase power from AGC on a proportional basis, based on their respective equity ownership of AGC. Under this arrangement, AGC recovers in revenues all of its operations and maintenance expense, depreciation, taxes other than income taxes, income tax expense at the statutory rate and a component for debt and equity return on its investment.

Income Tax Expense

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective income tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

The effective tax rates were 16.8% and 18.3% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rates for the three months ended March 31, 2005 and 2004 are lower than the federal statutory tax rate, primarily due to:

•	the allocation of consolidated tax savings;

•	the amortization of deferred investment tax credits and

•	certain depreciation adjustments recorded in 2004.

FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and construction programs, Allegheny has historically used internally generated funds (net cash provided by operations less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions and Allegheny’s cash needs and capital structure objectives. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and upon market conditions.

Allegheny’s consolidated capital structure, including short-term debt and liabilities associated with assets held for sale and excluding minority interest, as of March 31, 2005 and 2004, was as follows:

	March 31, 2005		December 31, 2004		March 31, 2004
(In millions)	Amount	%	Amount	%	Amount	%
Debt	$4,745.2	76.4	$5,012.6	77.8	$5,519.4	77.3
Common equity	1,392.1	22.4	1,353.8	21.0	1,551.4	21.7
Preferred equity	74.0	1.2	74.0	1.2	74.0	1.0

Total	$6,211.3	100.0	$6,440.4	100.0	$7,144.8	100.0

During the three months ended March 31, 2005, AE Supply repaid an aggregate $208.4 million outstanding under its secured credit facility that was refinanced in October 2004 (the “Refinanced AE Supply Loan”). As a result of repayments made during the fourth quarter of 2004 and a portion of the repayment made during first quarter of 2005, the annual interest rate on the Refinanced AE Supply Loan was reduced to the London Interbank Offering Rate plus 2.50%. See Note 2, “Debt,” to the Consolidated Financial Statements for additional information.

In April 2005, the holders of $295.0 million of the outstanding $300.0 million 11 7/8% Mandatorily Convertible Trust Preferred Securities (the “Trust Preferred Securities”) issued by Allegheny Capital Trust I (“Capital Trust”) accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount of Trust Preferred Securities tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. The $47.2 million cash payment was principally funded by borrowing under AE’s revolving credit facility and will be expensed during the second quarter of 2005. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

Allegheny made various other debt payments during the three months ended March 31, 2005. See Note 2, “Debt” for additional information.

Off-Balance Sheet Arrangements

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Long-Term Debt

See Note 2, “Debt,” for additional information and details regarding Allegheny’s debt. See also Item 8, Note 3, “Capitalization,” in the 2004 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancing and other debt issuances and redemptions.

Allegheny has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments, by entity, as of March 31, 2005. The table below does not include expected pension contributions described in Note 11, “Pension Benefits and Post Retirement Benefits other than Pensions,” contingent liabilities, liabilities associated with assets held for sale and contractual commitments that were accounted for under fair value accounting. For more information regarding fair value accounting, see “Allegheny Energy, Inc.—Discussion of Segment Results of Operations—AE’s Generation and Marketing Segment.”

Contractual Obligations and Commitments (In millions)	Payments from April 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$361.4	$1,122.1	$365.1	$2,825.3	$4,673.9
Capital lease obligations **	9.4	22.8	5.0	0.7	37.9
Operating lease obligations **	5.6	8.1	6.4	20.7	40.8
PURPA purchased power	155.1	420.0	432.9	3,935.6	4,943.6
Fuel purchase and transportation commitments **	447.5	867.3	440.9	1,305.2	3,060.9

Total	$979.0	$2,440.3	$1,250.3	$8,087.5	$12,757.1

*	Does not include debt associated with assets held for sale, unamortized debt expense, discounts and premiums.
**	Does not include amounts associated with assets held for sale.

Monongahela has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments, by entity, as of March 31, 2005. The table below does not include expected pension contributions, contingent liabilities and liabilities associated with assets held for sale.

Contractual Obligations and Commitments (In millions)	Payments from April 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$—	$315.5	$—	$370.2	$685.7
Capital lease obligations **	3.7	9.1	1.8	0.2	14.8
Operating lease obligations **	0.5	0.3	—	—	0.8
PURPA purchased power	57.6	116.4	117.5	1,224.0	1,515.5
Fuel purchase and transportation commitments **	94.4	169.6	85.3	259.5	608.8

Total	$156.2	$610.9	$204.6	$1,853.9	$2,825.6

*	Does not include debt associated with assets held for sale, unamortized debt expense, discounts and premiums.
**	Does not include amounts associated with assets held for sale.

AE Supply has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments as of March 31, 2005. The table below does not include expected pension contributions, contingent liabilities, liabilities associated with assets held for sale and contractual commitments that were accounted for under fair value accounting.

Contractual Obligations and Commitments (In millions)	Payments from April 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt*	$7.8	$478.1	$20.8	$2,065.7	$2,572.4
Capital lease obligations **	0.3	0.2	—	—	0.5
Operating lease obligations**	4.4	7.1	6.4	20.7	38.6
Fuel purchase and transportation commitments**	353.1	697.7	355.7	1,045.7	2,452.2

Total	$365.6	$1,183.1	$382.9	$3,132.1	$5,063.7

*	Does not include unamortized debt expense, discounts and premiums.
**	Does not include amounts associated with assets held for sale.

The obligations and commitments schedules for Potomac Edison, AGC and West Penn did not change materially from the amounts reported in the 2004 Annual Report on Form 10-K.

Allegheny’s capital expenditures for the last nine months of 2005 and for the full year of 2006 are estimated at $240.0 million and $385.4 million, respectively, and include estimated expenditures of $54.0 million and $136.1 million, respectively, for environmental control technology. See Item 8, Note 27, Commitments and Contingencies, to the 2004 Annual Report on Form 10-K for additional information.

Assets Held For Sale

Contractual cash obligations and commitments related to assets held for sale at March 31, 2005 have been excluded from the table. The table below provides a summary of the payments due by period for these obligations and commitments.

Contractual Obligations and Commitments (In millions)	Payments from April 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt	$3.3	$6.7	$16.7	$60.0	$86.7
Capital lease obligations	0.1	0.1	—	—	0.2
Operating lease obligations	0.4	0.5	0.2	0.4	1.5
Fuel purchase and transportation commitments	15.8	43.0	42.8	107.5	209.1

Total	$19.6	$50.3	$59.7	$167.9	$297.5

Financing

Debt: See Note 2, “Debt,” for a discussion of the issuances and redemptions of debt by the registrants during the three months ended March 31, 2005.

Short-term Debt: AE manages short-term obligations with cash on hand and amounts available under revolving credit facilities. AE Supply manages short-term obligations with cash on hand. Monongahela, Potomac Edison, West Penn and AGC manage excess cash and short-term requirements through an internal money pool. The money pool provides funds to approved AE subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven day commercial paper rate, as quoted by the same source, less four basis points. AE can only lend money into the money pool. AGC can only borrow money from the money pool. Monongahela, West Penn and Potomac Edison can either lend money into, or borrow money from, the money pool.

At March 31, 2005, no registrant had access to any short-term revolving credit facilities or lines of credit with third-party financial institutions beyond those described above. AE had $188.5 million of revolving credit available under its $200 million revolving credit facility. There were $11.5 million of outstanding letters of credit drawn against the revolving credit facility at March 31, 2005. In addition, AE Supply had a $1.6 million letter of credit outstanding at March 31, 2005 which was collateralized by cash. See Item 8, Note 3, Capitalization, of the 2004 Annual Report on Form 10-K for additional information.

Asset Sales

Land Sales: During the three months ended March 31, 2005, AE Supply and West Penn and its subsidiaries completed land sales for aggregate proceeds of $2.4 million.

See Note 3, “Assets Held for Sale and Discontinued Operations,” for information relating to asset sales.

Cash Flows

Allegheny

Allegheny’s cash flows from operating activities primarily result from the sale of electricity and gas. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Allegheny’s ability to produce and supply its customers with power at competitive prices.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the three months ended March 31, 2005 were $96.5 million. Cash flows from operating activities consisted of net income of $42.6 million and discontinued operations and non-cash charges of $96.2 million, partially offset by changes in certain assets and liabilities of $42.3 million. Cash flows from operating activities for the three months ended March 31, 2004 were $116.4 million, consisting of non-cash charges of $136.6 million and net income of $33.3 million, partially offset by changes in certain assets and liabilities of $53.5 million.

Significant cash flows related to operating activities for the three months ended March 31, 2005 included $26.1 million in payments to Allegheny’s pension and other postretirement benefit plans, primarily as a result of contributions made to satisfy the funding requirements of these benefit plans. Significant cash flows related to operating activities for the three months ended March 31, 2004 included $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company as a result of the exit from Western U.S. energy markets and $23.9 million in payments to Allegheny’s pension and other post-retirement benefit plans, primarily as a result of contributions made to satisfy the funding requirements of these benefits plans.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in a decrease in operating cash flows of $42.3 million. Operating cash flows were used primarily for a $34.3 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $27.6 million increase in collateral deposits held as security for certain contracts, a $21.4 million decrease in accounts payable as a result of timing differences associated with the payment of certain obligations and a $19.4 million change in taxes receivable/accrued, net, as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by cash flows generated by operating activities primarily due to a $61.4 million increase in accrued interest, primarily due to $38.5 million of interest expense accrued for the Merrill Lynch litigation summary judgment.

The changes in certain assets and liabilities for the three months ended March 31, 2004 resulted in a decrease in operating cash flows of $53.5 million. Operating cash flows were used primarily for a $58.7 million increase collateral deposits held as security for certain contracts, a $30.6 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, and a $15.8 million change in taxes receivable/accrued, net, primarily as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by cash flows generated by operating activities primarily due to a $48.4 million decrease in materials, supplies and fuel inventory, primarily as a result of seasonal fuel usage.

Investing Activities: Cash flows from investing activities for the three months ended March 31, 2005 were $157.5 million. Cash flows used in investing activities for the three months ended March 31, 2004 were $27.9 million.

Significant cash flows from investing activities for the three months ended March 31, 2005 included a $208.9 million decrease in restricted funds primarily due to the release of the proceeds related to the 2004 sales of OVEC and the Lincoln generation facility. This amount was partially offset by $53.0 million in capital expenditures ($39.5 million from the Delivery and Services segment and $13.5 million from the Generation and Marketing segment).

Significant cash flows used in investing activities for the three months ended March 31, 2004 included $53.8 million in capital expenditures ($29.2 million from the Delivery and Services segment and $24.6 million from the Generation and Marketing segment). This amount was partially offset by a $17.4 million decrease in restricted funds and $11.6 million in proceeds from the sale of various non-core assets.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2005 and 2004 were $266.8 million and $228.1 million, respectively.

Significant cash flows used in financing activities for the three months ended March 31, 2005 included $267.2 million in payments for the retirement of long-term debt.

Significant cash flows used in financing activities for the three months ended March 31, 2004 included $1,709.7 million in payments for the retirement of long-term debt. This amount was partially offset by $1,481.6 million (net of $21.7 million related to debt issuance costs) in proceeds from the issuance of long-term debt.

Monongahela

Monongahela’s cash flows from operating activities primarily result from the sale of electricity and gas. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, Monongahela’s ability to obtain and provide its customers with power at competitive prices as well as the potential sale of Mountaineer’s business.

Internal generation of cash, consisting of cash flows from operating activities reduced by common and preferred dividends, was $60.8 million for the three months ended March 31, 2005 compared with $46.4 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the three months ended March 31, 2005 were $62.1 million, consisting of changes in certain assets and liabilities of $22.6 million, net income of $22.2 million and discontinued operations and non-cash charges of $17.3 million. Cash flows from operating activities for the three months ended March 31, 2004 were $55.8 million, consisting of non-cash charges of $39.0 million and $18.7 million of net income, partially offset by changes in certain assets and liabilities of $1.9 million.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in an increase in operating cash flows of $22.6 million. Operating cash flows were primarily generated by a $57.4 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations. This amount was partially offset by cash flows used for operating activities primarily as a result of an $18.8 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues and a $16.7 million decrease in accrued taxes, primarily as a result of timing differences associated with the payment of certain tax obligations.

The changes in certain assets and liabilities for the three months ended March 31, 2004 resulted in a decrease in operating cash flows of $1.9 million. Operating cash flows were used primarily for a $32.5 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations, and a $23.6 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues. These amounts were partially offset by cash flows generated by operating activities primarily due to a $41.7 million decrease in materials, supplies and fuel inventory, primarily as a result of seasonal fuel usage, and a $9.5 million increase in accrued taxes, primarily as a result of timing differences associated with the payment of certain tax obligations.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2005 and 2004 were $12.5 million ($10.1 million from the Delivery and Services segment and $2.4 million from the Generation and Marketing segment) and $14.2 million ($9.8 million from the Delivery and Services segment and $4.4 million from the Generation and Marketing segment), respectively, consisting of capital expenditures.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2005 and 2004 were $40.0 million and $9.5 million, respectively. Significant cash flows used in financing activities for the three months ended March 31, 2005 were for cash dividends paid on preferred stock and a note receivable from an affiliate. Significant cash flows used in financing activities for the three months ended March 31, 2004 were for cash dividends paid on preferred and common stock.

Potomac Edison

Potomac Edison’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Potomac Edison’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows from operating activities reduced by common dividends, was $4.1 million for the three months ended March 31, 2005 compared with $11.0 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the three months ended March 31, 2005 were $25.1 million, consisting of net income of $20.1 million and non-cash charges of $10.5 million, partially offset by changes in certain assets and liabilities of $5.5 million. Cash flows from operating activities for the three months ended March 31, 2004 were $19.8 million, consisting of net income of $13.8 million and non-cash charges of $13.4 million, partially offset by changes in certain assets and liabilities of $7.4 million.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in a decrease in operating cash flows of $5.5 million. Operating cash flows were used primarily for a $15.5 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues. This amount was partially offset by cash flows generated by operating activities primarily due to a $9.7 million change in taxes receivable/accrued, net, primarily as a result of timing differences associated with the payment of certain tax obligations.

The changes in certain assets and liabilities for the three months ended March 31, 2004 resulted in a decrease in operating cash flows of $7.4 million. Operating cash flows were used primarily for an $18.2 million decrease in accounts payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations, and a $14.6 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues. These amounts were partially offset by cash flows generated by operating activities primarily due to a $7.6 million increase in accounts payable, a $6.2 million change in taxes receivable/accrued, net, and a $5.8 million increase in accrued interest, each as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2005 and 2004 were $5.4 million and $13.9 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures. The three months ended March 31, 2005 amount also included a source of $9.2 million resulting from a decrease in restricted funds due to reduced collateral requirements related to an intercompany power agreement.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2005 and 2004 were $14.6 million and $8.7 million, respectively. Significant cash flows used in financing activities for both periods were for cash dividends paid on common stock. The three months ended March 31, 2005 amount also included a source of $6.4 million for a reduction in a note receivable from an affiliate.

AGC

AGC’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy and weather have on revenues, future demand and market prices for energy.

Internal generation of cash, consisting of cash flows from operating activities reduced by common dividends, was $14.6 million for the three months ended March 31, 2005 compared with $6.5 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows from operating activities for the three months ended March 31, 2005 were $14.6 million, consisting of net income of $7.4 million, changes in certain assets and liabilities of $4.7 million and non-cash charges of $2.5 million. Cash flows from operating activities for the three months ended March 31, 2004 were $12.0 million, consisting of net income of $7.0 million, non-cash charges of $2.8 million and changes in certain assets and liabilities of $2.2 million.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in an increase in operating cash flows of $4.7 million. Operating cash flows were primarily generated by a $4.3 million change in taxes receivable/accrued, net, primarily as a result of timing differences associated with the payment of certain tax obligations.

The changes in certain assets and liabilities for the three months ended March 31, 2004 resulted in an increase in operating cash flows of $2.2 million. Operating cash flows were primarily generated by a $1.7 million change in accounts receivable due from/payable to affiliates, net, a $1.1 million increase in accounts payable and a $0.9 million change in taxes receivable/accrued, net, each as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows used for operating activities primarily as a result of a $1.7 million decrease in accrued interest.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2005 and 2004 were $2.8 million and $2.0 million, respectively, consisting of capital expenditures.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2005 were $10.0 million consisting of a payment on a note payable to parent. Cash flows used in financing activities for the three months ended March 31, 2004 were $5.5 million consisting of cash dividends paid on common stock.

Change in Credit Ratings

On February 17, 2005, Standard & Poor’s (“S&P”) upgraded its credit rating of AE Supply’s Term B Loan (referred to as the Refinanced AE Supply Loan) and the secured portion of the Amended A-Notes to “BB-” from “B+.” S&P’s outlook for AE and its subsidiaries remains positive.

On February 24, 2005, Moody’s Investors Service (“Moody’s”) upgraded its credit rating for AE’s senior unsecured debt to “B1” from “B2” and upgraded AE’s Trust Preferred Securities from “B3” to “B2.” Moody’s also upgraded its credit rating for AE Supply’s senior secured debt to “Ba3” from “B1” and upgraded its credit rating for AE Supply’s unsecured debt to “B2” from “B3.” Moody’s also upgraded its credit rating for AGC’s unsecured debt to “B2” from “B3.” Moody’s upgraded its outlook for Monongahela, Potomac Edison and West Penn to positive from stable, making the rating outlook for all of Allegheny’s rated entities positive.

On February 25, 2005, Fitch IBCA Ratings Services revised its outlook of AE, AE Supply and AGC to positive from stable.

On April 19, 2005 S&P issued a new short-term credit rating for AE of “B2.” S&P reiterated its positive outlook for AE.

On May 6, 2005, S&P raised all of its credit ratings for AE and its subsidiaries (except for AE’s short term rating and West Penn’s transition bonds. AE’s corporate rating was raised from “B+” to “BB-.” The ratings for unsecured debt of AE, AE Supply and AGC and for Monongahela’s preferred equity were raised from “B-” to “B.” The ratings from unsecured debt of Monongahela and Potomac Edison were raised from “B” to “B+.” The rating for unsecured debt of West Penn was raised from “B+” to “BB-.” The rating for secured debt of AE Supply was raised from “BB-” to “BB+.” The ratings for first mortgage bonds issued by Monongahela and Potomac Edison were raised from “BB+” to “BBB-.” S&P’s outlook for AE and its subsidiaries remains positive.

The following table lists Allegheny’s credit ratings, as of May 9, 2005:

	Moody’s	S & P	Fitch
Outlook	Positive	Positive	Positive/Stable (a)
AE:
Corporate credit rating	NR	BB-	NR
Unsecured Debt	B1	B	BB-
Short term rating	NR	B2	NR

AE Supply:
Unsecured Debt	B2	B	B-
Term Loan B	Ba3	BB	BB-
Pollution Control Bonds	NR	NR	AAA
AE Supply Statutory Trust (secured)	Ba3	BB	BB-

Monongahela:
First Mortgage Bonds	Ba1	BBB-	BBB
Unsecured Debt	Ba2	B+	BBB-
Preferred Stock	B1	B	BB+

Potomac Edison:
First Mortgage Bonds	Ba1	BBB-	BBB
Unsecured Debt	Ba2	B+	BBB-

West Penn:
Transition Bonds	Aaa	AAA	AAA
Unsecured Debt	Ba1	BB-	BBB-

AGC:
Unsecured Debt	B2	B	B-

(a)	Rating outlook positive for AE, AE Supply and AGC. All other entities are stable.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 8, Note 2, Basis of Presentation, in the 2004 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2004 Annual Report on Form 10-K.

REGULATORY MATTERS

See, Item 1, “Regulatory Framework Affecting Allegheny” in the 2004 Annual Report on Form 10-K for a summary of regulatory matters.

Federal Legislation, Regulation and Rate Matters

Beginning in November 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for the region. In November 2004, FERC rejected long-term regional rate proposals from the Distribution Companies and others and ordered the continuation of the existing rate design and the implementation of a transition charge for this region through March 31, 2006. FERC also authorized three transmission owners to submit filings that would enable them to assess additional transition charges against the Distribution Companies and other utilities in PJM. Allegheny estimates that these additional charges, if accepted by FERC, will result in net transmission charges to the Distribution Companies of approximately $1.3 million for the four-month period ended March 31, 2005 and approximately $7.2 million for the twelve-month period ended March 31, 2006. In February 2005, FERC accepted these transition charges, effective December 1, 2004, subject to an evidentiary hearing regarding the data and methodology used to determine the charges and proposed adjustments. The order expected to be issued by FERC may require the Distribution Companies to refund some portion of the amounts received from these transition charges or entitle the Distribution Companies to receive additional revenue from these charges. In addition, the Distribution Companies may be required to pay additional amounts as a result of surcharges imposed on the transition charges previously billed to the Distribution Companies.

Substantially all of Allegheny’s generation assets and power supply obligations are located within the PJM market. Any changes in PJM policies and/or market rules, including changes that are currently under consideration by FERC, could adversely affect Allegheny’s financial results. These matters include proposed revisions to PJM’s tariff concerning the auction of financial transmission rights and the allocation mechanism for the auction revenues; changes in transmission congestion patterns due to the proposed implementation of PJM’s regional transmission expansion planning protocol or other required transmission system upgrades; the effects throughout the system of new members joining PJM and new generation retirement rules and reliability pricing issues.

By September 30, 2005, AE Supply, the Distribution Companies and other Allegheny entities that had market-based rate authority granted by FERC are required to file a triennial analysis of market power with FERC. This filing is required as a condition to continuing to sell electric energy at wholesale and market rates.

State Legislation, Regulation and Rate Matters

Pennsylvania: In November 2003, West Penn requested approval to issue additional transition bonds up to amounts originally authorized to securitize the portion of West Penn’s stranded costs that are not recoverable on a timely basis due to operation of the generation rate cap. In September 2004, West Penn, the Pennsylvania Office of Consumer Advocate, the Office of Small Business Advocate and The West Penn Power Industrial Intervenors filed a Joint Petition for Settlement and for Modification of the 1998 Restructuring Settlement (the “Joint Petition”). In March 2005, the parties filed an amendment to the Joint Petition, adding additional parties. On April 21, 2005, the Pennsylvania Public Utility Commission approved the amended Joint Petition, which allows West Penn to securitize up to $115 million of additional transition costs (including the deferred portion of the competitive transition charge (“CTC”) from 1999 through 2004) through the issuance of transition bonds. Distribution rate caps will be extended from 2005 to 2007, and generation rate caps will be extended from 2008 to 2010, with additional generation rate increases occurring in 2007, 2009 and 2010. These increases will gradually move generation rates closer to market-based rates.

West Virginia: On September 27, 2004, Monongahela, Mountaineer and Mountaineer Gas Holding Limited Partnership (“Mountaineer Holdings”) filed a joint petition with the West Virginia PSC for approval to transfer the stock of Mountaineer and certain other natural gas distribution assets owned by Monongahela to Mountaineer Holdings, the prospective buyer of Monongahela’s West Virginia natural gas business. In a separate petition also filed on September 27, 2004, Mountaineer filed to increase its distribution rates by approximately $23 million, or 9.6%, annually. Mountaineer Holdings’ obligation to close this transaction is conditioned on approval of a rate increase that is not materially different from the increase requested. The West Virginia PSC issued an order suspending the rates until September 8, 2005 and directing the administrative law judge to render a decision in this matter no later than July 11, 2005. On April 27, 2005, Mountaineer moved for emergency relief and asked the West Virginia PSC to rescind the referral of these cases to the administrative law judge, delay the evidentiary hearing and further toll the rate suspension period to allow the parties sufficient time for full discussion of these issues. On April 29, 2005, the West Virginia PSC granted Mountaineer’s motion, tolling the suspension period until October 31, 2005.

In March 2005, Monongahela and Potomac Edison filed a joint motion to consolidate several cases pending before the West Virginia PSC related to the generation asset transfer requests previously filed with the PSC and partially granted. Monongahela and Potomac Edison filed a Stipulation in July 2003 resolving these issues, but since that filing, Monongahela and Potomac Edison and parties to the Stipulation have been in discussions to identify an alternate resolution on these issues, including gaining the ability to recover the capital costs associated with the installation of pollution control equipment on the Ft. Martin generation station. Monongahela and Potomac Edison have proposed to securitize these costs. Legislation in West Virginia to permit the securitization was enacted on May 4, 2005.

Ohio: In July 2003, PUCO authorized Monongahela to issue a request for proposals for wholesale power to supply approximately 130 MW of new standard market-based retail rate service to its large industrial and commercial customers and to its street lighting customers. In October 2003, PUCO denied approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes until December 31, 2005. In February 2004, Monongahela appealed PUCO’s decision to the Ohio Supreme Court. On December 30, 2004, the Ohio Supreme Court affirmed PUCO’s October 2003 order extending Monongahela’s rate freeze for large commercial and industrial customers past the end of 2003.

In February 2004, Monongahela filed for an injunction in federal court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. In May 2004, the court partially granted Monongahela’s request, ruling that the Ohio legislation adopted in 1999 to restructure the electric utility industry was unconstitutional to the extent it did not permit Monongahela to make a claim with PUCO that its rates are confiscatory. Monongahela requested reconsideration of the court’s order, which the court partially granted by retaining jurisdiction over this matter. PUCO initiated a proceeding in compliance with the federal court’s directive. In June 2004, Monongahela filed its application for rate relief, which PUCO denied in December 2004 with respect to certain large industrial and commercial customers and street lighting customers. Monongahela requested rehearing of PUCO’s ruling on January 7, 2005, which was denied. Monongahela appealed this ruling on February 25, 2005. On January 12, 2005, Monongahela renewed its request for a preliminary injunction against PUCO in federal court. If these challenges are not successful, Monongahela’s current rates for these customer classes will be fixed through December 31, 2005.

Since January 2004, Monongahela has been purchasing power at PJM market prices for these customers and anticipates that the price for that power will continue to be higher than the current retail generation rates it charges customers. Monongahela has expensed $2.7 million of costs in excess of its rates for the three months ended March 31, 2004 and $5.7 million for the three months ended March 31, 2005, pending the final outcome of Monongahela’s legal challenges.

In July 2004, Monongahela filed a proposal with PUCO for a competitive bidding process, similar to the 2003 request for proposal (“RFP”) process, for the procurement of supply for all customers beginning on January 1, 2006, when Monongahela’s frozen rate standard service offer expires. In April 2005, PUCO issued a ruling directing Monongahela to re-file its RFP with minor modifications within thirty days to permit final review by PUCO in time to allow Monongahela the requested four months to conduct the bidding process and provide adequate advance notice to consumers prior to the implementation of the resulting rates on January 1, 2006. In addition, the ruling established a procedural schedule, including a hearing on June 28, to determine the reasonableness of the Administrative Adder requested by Monongahela.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

A summary of Allegheny’s market risks is included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2004 Annual Report on Form 10-K. Allegheny’s market risks have not changed materially from those reported in the 2004 Annual Report on Form 10-K.

As reported in the 2004 Annual Report on Form 10-K, Allegheny uses various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of March 31, 2005 and December 31, 2004, this calculation yielded a VaR of $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

See, Item 9a, “Controls and Procedures,” in the 2004 Annual Report on Form 10-K for additional information relating to Controls and Procedures.

Disclosure Controls and Procedures. Each registrant carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of each registrant have concluded that the applicable registrant’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that (a) material information relating to each registrant is accumulated and made known to the registrant’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that each registrant’s controls will succeed in achieving

Changes in Internal Control Over Financial Reporting. To increase productivity in the income tax compliance, provision and disclosure processes, during the quarter ended March 31, 2005, Allegheny implemented a new tax provision software system, redesigned supporting processes and, consequently, modified the design of the related internal controls over financial reporting in this area. There have been no other changes in the registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements for AE for information about legal proceedings. In addition, the registrants from time to time are involved in litigation and other legal disputes in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of any of the registrants during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Allegheny Energy, Inc.

Documents
10.1	Amendment No. 3, dated as of March 18, 2005, in respect of the Credit Agreement, dated as of March 8, 2004, among AE, the Lenders, the Issuing Banks and Citicorp North America, Inc., as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Monongahela Power Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

The Potomac Edison Company

Documents
3.1	Amended Bylaws of The Potomac Edison Company, as amended February 7, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Generating Company

Documents
3.1	Amended Bylaws of Allegheny Generating Company, as amended February 7, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: May 10, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Senior Vice President and Chief Financial Officer

MONONGAHELA POWER COMPANY

Date: May 10, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

THE POTOMAC EDISON COMPANY

Date: May 10, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

ALLEGHENY GENERATING COMPANY

Date: May 10, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer