Form 10-Q/A
period 2005-03-31
ALLEGHENY ENERGY, INC
filed 2005-05-10
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This amendment is being filed to correct a typographical error on Exhibit 31.1, which was incorrectly dated due to a printer error. No other information contained in the original Quarterly Report on Form 10-Q is amended by this Form 10-Q/A.

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