Form 10-Q
period 2005-09-30
ALLEGHENY ENERGY, INC
filed 2005-11-07
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc.	Yes ☒	No ☐
Monongahela Power Company	Yes ☐	No ☒
The Potomac Edison Company	Yes ☐	No ☒
Allegheny Generating Company	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each class of common stock as of October 31, 2005:

Allegheny Energy, Inc.	162,852,561	($1.25 par value)
Monongahela Power Company	5,891,000	($50.00 par value)
The Potomac Edison Company	22,385,000	($0.01 par value)
Allegheny Generating Company	1,000	($1.00 par value)

GLOSSARY

I. The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE.

AGC	Allegheny Generating Company, an unregulated generation subsidiary of AE Supply, which is approximately 23% owned by Monongahela.

Allegheny	AE together with its consolidated subsidiaries.

Allegheny Energy Solutions	Allegheny Energy Solutions, Inc., a subsidiary of Allegheny Ventures.

Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of AE.

Capital Trust	Allegheny Capital Trust I, a wholly owned special purpose finance subsidiary of AE

Distribution Companies	Collectively, Monongahela, Potomac Edison and West Penn. The Distribution Companies do business as “Allegheny Power.”

Monongahela	Monongahela Power Company, a regulated subsidiary of AE.

Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela which was sold on September 30, 2005.

Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE.

West Penn	West Penn Power Company, a regulated subsidiary of AE.

WVP	West Virginia Power, a division of Monongahela.

II. The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

2004 Annual Report on Form 10-K	Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004.

CDWR	California Department of Water Resources.

Clean Air Act	Clean Air Act of 1970.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission, an independent commission within the U.S. Department of Energy.

GAAP	Generally accepted accounting principles in the United States of America.

KWh	Kilowatt-hour, a unit of electric energy equivalent to one kilowatt operating for one hour.

Maryland PSC	Maryland Public Service Commission.

MW	Megawatt.

MWh	Megawatt-hour, a unit of electric energy equivalent to one megawatt operating for one hour.

OVEC	Ohio Valley Electric Corporation.

Pennsylvania PUC	Pennsylvania Public Utility Commission.

PJM	PJM Interconnection, LLC, a regional transmission organization.

PLR	Provider-of-last-resort.

PUCO	Public Utilities Commission of Ohio.

PUHCA	Public Utility Holding Company Act of 1935, as amended.

PURPA	Public Utility Regulatory Policies Act of 1978.

SEC	United States Securities and Exchange Commission.

SFAS No. 133	FASB’s Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

SMEPA	Southern Mississippi Electric Power Association.

Supercritical	Allegheny’s coal-fired plants that utilize steam pressure in excess of 3,200 psi.

T&D	Transmission and Distribution.

Virginia SCC	Virginia State Corporate Commission.

West Virginia PSC	Public Service Commission of West Virginia.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Operating revenues	$845,064	$723,279	$2,313,744	$2,067,624

Operating expenses:
Fuel consumed in electric generation	211,428	163,136	551,454	465,940
Purchased power and transmission	124,111	85,926	337,176	246,816
Impairment charge on Ohio T&D assets	30,500	—	30,500	—
Deferred energy costs, net	(4,181)	(1,688)	(4,800)	435
Operations and maintenance	182,095	190,213	545,678	623,855
Depreciation and amortization	76,724	75,057	230,493	222,894
Taxes other than income taxes	53,300	51,552	160,096	149,665

Total operating expenses	673,977	564,196	1,850,597	1,709,605

Operating income	171,087	159,083	463,147	358,019

Other income and expenses, net (Note 13)	7,294	3,115	33,781	15,598

Interest expense and preferred dividends:
Interest expense	111,803	90,112	365,874	300,978
Preferred dividends of subsidiary	1,259	1,259	3,778	3,778

Total interest expense and preferred dividends	113,062	91,371	369,652	304,756

Income from continuing operations before income taxes and minority interest	65,319	70,827	127,276	68,861

Income tax expense from continuing operations	21,428	26,126	54,619	25,196

Minority interest in net income (loss) of subsidiaries	433	(5,943)	900	(4,804)

Income from continuing operations	43,458	50,644	71,757	48,469

Loss from discontinued operations, net of tax (Note 3)	(7,758)	(427,487)	(11,822)	(431,489)

Net income (loss)	$35,700	$(376,843)	$59,935	$(383,020)

Common Shares Data:
Weighted average common shares outstanding
Basic	162,711	127,117	152,379	127,020
Diluted	166,784	154,218	166,017	128,735
Basic income (loss) per common share:
Income from continuing operations	$0.27	$0.40	$0.47	$0.38
Loss from discontinued operations, net	(0.05)	(3.36)	(0.08)	(3.40)

Net income (loss) per common share	$0.22	$(2.96)	$0.39	$(3.02)

Diluted income (loss) per common share:
Income from continuing operations	$0.26	$0.37	$0.45	$0.38
Loss from discontinued operations, net	(0.05)	(2.77)	(0.07)	(3.35)

Net income (loss) per common share	$0.21	$(2.40)	$0.38	$(2.97)

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$59,935	$(383,020)

Adjustments for discontinued operations and non-cash charges and (credits):
Loss from discontinued operations, net	11,822	431,489
Depreciation and amortization	230,493	222,894
Amortization of debt issuance costs	19,728	30,631
Impairment charge on Ohio T&D assets	30,500	—
Gain on asset sales and disposals	(2,238)	(12,262)
Minority interest in net income (loss) of subsidiaries	900	(4,804)
Deferred investment credit and income taxes, net	(21,436)	21,525
Stock-based compensation expense	8,552	16,928
Unrealized (gains) losses on commodity contracts, net	(18,176)	10,735
Other, net	(10,068)	23,645
Changes in certain assets and liabilities:
Accounts receivable, net	(73,232)	34,315
Materials, supplies and fuel	3,281	9,622
Prepaid taxes	(8,971)	(12,132)
Collateral deposits	(50,953)	(60,655)
Accounts payable	29,719	(20,605)
Accrued taxes	61,984	(16,886)
Accrued interest	46,826	28,939
Assets and liabilities held for sale	49,017	548
Other, net	(41,384)	10,926

Net cash provided by operating activities	326,299	331,833

Cash Flows From Investing Activities:
Capital expenditures	(204,387)	(199,238)
Proceeds from sale of businesses and assets	247,404	14,070
Decrease in restricted funds	205,969	8,305
Other investments	(2,947)	2,123

Net cash provided by (used in) investing activities	246,039	(174,740)

Cash Flows From Financing Activities:
Net repayments of short-term debt	—	(53,610)
Issuance of long-term debt	1,782,361	1,594,921
Retirement of long-term debt	(2,202,021)	(1,994,315)
Exercise of stock options	1,892	—

Net cash used in financing activities	(417,768)	(453,004)

Net increase (decrease) in cash and cash equivalents	154,570	(295,911)
Cash and cash equivalents at beginning of period	189,482	528,612

Cash and cash equivalents at end of period	$344,052	$232,701

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$305,766	$245,728

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$344,052	$189,482
Accounts receivable:
Customer	204,906	164,666
Unbilled utility revenue	126,287	145,498
Wholesale and other	81,707	32,966
Allowance for uncollectible accounts	(16,585)	(19,854)
Materials and supplies	97,228	100,054
Fuel	61,093	61,812
Deferred income taxes	102,598	44,590
Prepaid taxes	55,871	46,900
Assets held for sale (Note 3)	2,274	150,031
Collateral deposits	139,661	88,708
Commodity contracts	11,862	13,523
Restricted funds	22,888	228,857
Regulatory assets	42,234	37,626
Other	15,197	20,273

Total current assets	1,291,273	1,305,132

Property, Plant and Equipment, Net:
Generation	5,717,427	5,695,851
Transmission	1,019,052	1,015,751
Distribution	3,418,859	3,366,217
Other	446,517	463,515
Accumulated depreciation	(4,468,666)	(4,341,282)

Subtotal	6,133,189	6,200,052
Construction work in progress	111,741	102,966

Total property, plant and equipment, net	6,244,930	6,303,018

Investments and Other Assets:
Assets held for sale (Note 3)	71,902	340,457
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	28,711	29,991
Intangible assets	32,821	33,215
Other	48,165	46,628

Total investments and other assets	548,886	817,578

Deferred Charges:
Commodity contracts	1,608	3,667
Regulatory assets	552,220	562,843
Other	40,423	52,902

Total deferred charges	594,251	619,412

Total Assets	$8,679,340	$9,045,140

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Long-term debt due within one year (Note 2)	$78,415	$385,142
Accounts payable	252,945	223,584
Accrued taxes	114,575	112,866
Commodity contracts	98,456	40,835
Accrued interest	105,049	61,726
Liabilities associated with assets held for sale (Note 3)	1,718	37,471
Other	143,021	144,082

Total current liabilities	794,179	1,005,706

Long-term Debt (Note 2)	4,153,615	4,540,764

Deferred Credits and Other Liabilities:
Commodity contracts	35,787	56,501
Investment tax credit	78,551	83,307
Deferred income taxes	710,665	635,374
Obligations under capital leases	18,266	23,788
Regulatory liabilities	454,603	453,913
Adverse power purchase commitment	188,512	201,377
Liabilities associated with assets held for sale (Note 3)	9,220	89,356
Other	455,368	505,620

Total deferred credits and other liabilities	1,950,972	2,049,236

Commitments and Contingencies (Note 16)

Minority Interest	22,301	21,618

Preferred Stock of Subsidiary	74,000	74,000

Common Stockholders’ Equity:

Common stock— $1.25 par value per share, 260,000,000 shares authorized, 162,865,654 and 137,430,137 shares issued, and 162,816,161 and 137,380,644 shares outstanding at September 30, 2005 and December 31, 2004, respectively	203,582	171,788
Other paid-in capital	1,875,551	1,600,215
Accumulated deficit	(247,753)	(307,690)
Treasury stock	(1,756)	(1,756)
Accumulated other comprehensive loss	(145,351)	(108,741)

Total common stockholders’ equity	1,684,273	1,353,816

Total Liabilities and Stockholders’ Equity	$8,679,340	$9,045,140

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy, Inc. (“AE”) operates primarily through directly and indirectly owned subsidiaries (together with AE, “Allegheny”). Allegheny’s two business segments are the Delivery and Services segment and the Generation and Marketing segment.

The Delivery and Services segment primarily consists of AE’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding its generation operations, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”) (collectively, the “Distribution Companies”). The Distribution Companies primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. The Distribution Companies are subject to federal and state regulation. The Delivery and Services segment also includes Allegheny Ventures, Inc. (“Allegheny Ventures”).

The Generation and Marketing segment primarily consists of AE’s subsidiaries, Allegheny Energy Supply Company, LLC (“AE Supply”), Allegheny Generating Company (“AGC”) and Monongahela’s generation operations. AE Supply owns, operates and controls electric generation capacity and supplies and trades energy and energy-related commodities. AGC owns and sells generation capacity to AE Supply and Monongahela, which own approximately 77% and 23% of AGC, respectively. The Generation and Marketing segment is subject to federal regulation, but is not subject to state regulation of rates, except that Monongahela’s generation is subject to state regulation in West Virginia.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs all of the people who are employed by Allegheny. On September 19, 2005, AE entered into a Professional Services Agreement (the “PSA”) with Electronic Data Systems Corporation (“EDS”) and EDS Information Services, L.L.C. (“EIS”, together with EDS, the “Service Provider”). On November 1, 2005, the Service Provider assumed responsibility for many of Allegheny’s information technology functions and the coordination and installation of an enterprise resource planning system. Unless extended by AE, the PSA will expire on December 31, 2012. Most of the AESC employees performing Allegheny’s information technology functions were offered employment with EDS.

AE and AE Supply are both holding companies registered under the Public Utility Holding Company Act of 1935 (“PUHCA”). Allegheny is subject to regulation by the Securities and Exchange Commission (“the SEC”) under PUHCA. Currently, PUHCA imposes financial and operational conditions and restrictions on many aspects of Allegheny’s business. For example, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities and for the sale or acquisition of utility assets. On August 8, 2005, the Energy Policy Act of 2005 (the “Energy Policy Act”) was enacted. The Energy Policy Act provides for the repeal of PUHCA effective February 2006. Following PUHCA’s repeal, Allegheny will continue to be subject to substantial regulation, including increased authority of the Federal Energy Regulatory Commission (“FERC”). The Energy Policy Act provides FERC additional jurisdiction over utility mergers, acquisitions and certain asset transfers. FERC has issued notices of proposed rulemaking related to the implementation of the Energy Policy Act. Allegheny is assessing the impact this legislation and FERC’s proposed rules will have on its operations.

The accompanying unaudited interim financial statements should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles used in the United States of America (“GAAP”) have been condensed or omitted. Management believes that the disclosures are adequate to make the information not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2005 and 2004, cash flows for the nine months ended September 30, 2005 and 2004 and financial position at September 30, 2005 and December 31, 2004. Because of the seasonal nature of Allegheny’s operations, results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the third quarter of 2004, AE and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets were classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations have been classified as held for sale in the Consolidated Balance Sheets from September 30, 2004 to the date of sale.

On August 2, 2005, Monongahela signed an agreement to sell its Ohio electric T&D assets to Columbus Southern Power Company, a subsidiary of American Electric Power. In accordance with the provisions of SFAS No. 144, the assets and liabilities associated with these operations was classified as held for sale in the Consolidated Balance Sheets as of that date and will remain as held for sale through the date on which the sale concludes. The results of operations related to the Ohio T&D assets have not been reclassified as discontinued operations because the terms of the sale include a power sales agreement under which Monongahela will sell power to the purchaser for Monongahela’s Ohio retail customer base from the time of closing through May 31, 2007.

Certain prior period amounts have been reclassified to conform to the financial statement presentation for the current period.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Consolidated income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses, as well as additional tax adjustments recorded during the second and third quarter of 2005, which are described below.

During the second quarter of 2005, Allegheny determined that it had not claimed certain income tax deductions in its 2003 income tax returns relating to commodity trading contracts. Allegheny plans to file amended 2003 federal and state income tax returns to claim these additional deductions, which will increase Allegheny’s recorded tax net operating loss carryforwards in the amount of approximately $210 million and decrease other recorded deferred tax assets in a similar amount, except for certain state income tax effects. Allegheny recorded a charge of $3.8 million during the second quarter of 2005 to write off state deferred tax assets that will not be realized due to state limitations on the use of net operating loss carryforwards arising from the correction of this error. The effect of this adjustment was not material to Allegheny’s results of operations for the three or six months ended June 30, 2005 or the year ended December 31, 2003.

On June 30, 2005, the state of Ohio enacted broad changes to its business tax system including a phase-out of the state’s income-based franchise tax over a five-year period beginning in 2006. The phase-out of the franchise tax will reduce the benefit of recorded tax assets by $1.9 million, and deferred tax assets were written down by this amount in the second quarter of 2005. The franchise tax has been replaced by a gross receipts tax that will be phased-in over a five year period beginning July 1, 2005.

On September 27, 2005, WPP Funding LLC, a subsidiary of West Penn, issued $115.0 million of 4.46% Transition Bonds, Series 2005-A with an expected maturity of June 2010. These bonds securitized an intangible right to receive a revenue stream from ratepayers. The intangible right was transferred to an entity that has a lower effective tax rate than Allegheny’s statutory state tax rate. The reduction in the expected tax liability of $3.8 million was recorded as a benefit in the third quarter. This reduced the effective income tax rate for the third quarter to approximately 33%.

Stock-Based Compensation. AE maintains certain stock-based employee compensation arrangements, which are described in greater detail in Item 8, Note 18, Stock-Based Compensation, in the 2004 Annual Report on Form 10-K. These arrangements include AE’s Long-Term Incentive Plan, under which stock option awards, restricted share awards and performance awards may be granted. Options to purchase approximately 0.4 million shares of AE’s common stock were granted under the Long-Term Incentive Plan during the nine months ended September 30, 2005.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Allegheny follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123.” The following table illustrates the effect on consolidated net income (loss) and income (loss) per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Consolidated net income (loss), as reported	$35.7	$(376.8)	$59.9	$(383.0)
Add:
Stock-based employee compensation expense included in consolidated net income (loss), net of related tax effects	1.2	1.2	4.8	10.0
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2.5	2.5	8.6	13.8

Consolidated net income (loss), pro forma	$34.4	$(378.1)	$56.1	$(386.8)

Basic income (loss) per share:
As reported	$0.22	$(2.96)	$0.39	$(3.02)
Pro forma	$0.21	$(2.97)	$0.37	$(3.05)

Diluted income (loss) per share:
As reported	$0.21	$(2.40)	$0.38	$(2.97)
Pro forma	$0.21	$(2.41)	$0.36	$(3.00)

In April 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R was issued by the FASB in December 2004 and will require companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. As permitted by the new SEC rule, Allegheny plans to adopt SFAS No. 123R on January 1, 2006 and is currently evaluating its financial statement impact.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2: DEBT

The following issuances and redemptions of debt were made during the periods indicated:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
(In millions)	Issuances	Redemptions	Issuances	Redemptions
AE:
Convertible Preferred Securities	$—	$—	$—	$300.0
Prior Credit Facility (a)	—	—	47.0	147.0
New AE Credit Facility (b)	300.0	118.0	422.0	118.0
Medium-Term Notes	—	300.0	—	300.0

Total AE	$300.0	$418.0	$469.0	$865.0

AE Supply:
Prior AE Supply Loan (c)	$—	$738.3	$—	$982.1
Medium-Term Notes	—	365.6	—	380.0
New AE Supply Term Loan (d)	1,069.0	70.0	1,069.0	70.0

Total AE Supply	$1,069.0	$1,173.9	$1,069.0	$1,432.1

Potomac Edison:
First Mortgage Bonds	$145.0	$145.0	$145.0	$145.0

West Penn:
Transition Bonds	$115.0	$17.3	$115.0	$55.2

Consolidated Total	$1,629.0	$1,754.2	$1,798.0	$2,497.3

Debt associated with assets held for sale:
Other Notes (e)	$—	$86.7	$—	$86.7

(a)	Reflects issuances and redemptions under AE’s prior credit facility, which, as discussed below, was refinanced on June 16, 2005.
(b)	Reflects issuances and redemptions under AE’s new revolving credit facility, which, as discussed below, was entered into on June 16, 2005.
(c)	Reflects redemptions under AE Supply’s prior term loan, which, as discussed below, was refinanced on July 21, 2005.
(d)	Reflects issuances and redemptions under AE Supply’s new term loan, which, as discussed below, was entered into on July 21, 2005.
(e)	Represents debt related to Monongahela’s natural gas operations in West Virginia. In connection with the sale of these operations on September 30, 2005, the purchaser assumed this debt.

In April 2005, the holders of $295.0 million of the outstanding $300.0 million in Trust Preferred Securities issued by Capital Trust accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount of Trust Preferred Securities tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the $47.2 million cash payment was expensed during the second quarter of 2005. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

On June 16, 2005, AE and AE Supply (together, the “Borrowers”) entered into a new $700 million credit facility (the “New AE Credit Facility”) comprised of a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and a $300 million senior unsecured term loan (the “Term Facility”). The Revolving Facility (a) refinanced the aggregate principal amount of approximately $122 million outstanding under AE’s prior credit facility, (b) continued letters of credit issued under AE’s prior credit facility and (c) provided working capital and letters of credit for AE and, subject to certain limitations, its subsidiaries. The lenders under the Revolving Facility are required to make revolving credit loans to, and issue letters of credit at the request of, AE. In addition, subject

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

to certain limitations, AE Supply may borrow, or request letters of credit for, up to $50 million directly under the Revolving Facility. AE is permitted to request letters of credit in an amount not in excess of $125 million on behalf of AE Supply and its subsidiaries. The Revolving Facility matures June 16, 2010.

On August 1, 2005, AE used the proceeds of the Term Facility to refinance the aggregate principal outstanding amount under AE’s 7.75% Notes due August 1, 2005. AE must repay the principal amount borrowed under the Term Facility in consecutive quarterly installments equal to 0.25% of the aggregate principal amount initially advanced to AE under the Term Facility, with the balance due in full at maturity on June 16, 2010. AE may not re-borrow any part of the Term Facility that it repays or prepays.

Loans under the New AE Credit Facility bear interest, depending on the type of loan requested by the Borrowers, at a rate equal to either (i) the higher of the rate announced publicly by Citibank in New York, from time to time, as Citibank’s base rate or 0.50% above the Federal Funds Rate (as defined in the Credit Agreement) (the “Base Rate”), plus the applicable margin, which is between 1.50% and 0.50% for Base Rate loans, or (ii) the Eurodollar Rate (as defined in the Credit Agreement), plus the applicable margin, which is between 2.50% and 1.50% for Eurodollar Rate-based loans. The applicable margin for LIBOR borrowings was 2.00% at September 30, 2005. With respect to each letter of credit, the relevant Borrower is required to pay to the Administrative Agent a letter of credit fee equal to the applicable margin, which ranges from 2.50% to 1.50%, times the daily maximum amount available to be drawn under such letter of credit. In each case of a Base Rate loan, Eurodollar Rate loan or letter of credit, the applicable margin varies depending upon Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc.’s ratings of certain of AE’s public debt. The Borrowers’ ability to request and maintain Eurodollar Rate loans is subject to certain limitations.

On July 21, 2005, AE Supply and certain of its subsidiaries entered into a secured term loan facility (the “New AE Supply Term Loan”) of $1.07 billion. The New AE Supply Term Loan matures in 2011 and has an initial interest rate equal to LIBOR plus 1.75%. The interest rate will improve to LIBOR plus 1.50% if AE Supply’s S&P credit rating improves from current levels. Proceeds from the New AE Supply Term Loan were used, in part, to refinance approximately $738 million outstanding under the prior AE Supply loan.

Proceeds from the New AE Supply Term Loan were also used on August 22, 2005 to redeem AE Supply’s 10.25% Senior Notes due 2007, which had a principal amount outstanding of approximately $331 million. Also on August 22, 2005, AE Supply used cash on hand to redeem its 13.0% Senior Notes due 2007, which had a principal amount outstanding of approximately $35 million. AE Supply expensed premiums and costs associated with the redemption of its 10.25% Senior Notes and 13.0% Senior Notes in the amount of $32.6 million during the three months ended September 30, 2005.

On August 15, 2005, Potomac Edison issued $145 million of 5.125% First Mortgage Bonds due 2015. Approximately $143 million of the proceeds, together with available cash, was used to redeem Potomac Edison’s $65 million of outstanding 7.75% First Mortgage Bonds due 2025 and its $80 million of outstanding 7.625% First Mortgage Bonds due 2025.

On September 27, 2005, WPP Funding LLC, a subsidiary of West Penn, issued $115.0 million of 4.46% Transition Bonds, Series 2005-A with an expected maturity of June 2010. These bonds securitize funds to be collected from West Penn’s customers for stranded cost recovery. Interest on these bonds will accrue and be added to the principal amount of the bonds until the first scheduled interest payment date following final payment of the Transition Bonds, Series 1999-A issued by West Penn Funding LLC, which is expected to occur in June 2008. Thereafter, interest on these bonds will be paid quarterly.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At September 30, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
AE:
New AE Credit Facility	$—	$1.5	$3.0	$3.0	$3.0	$293.5	$304.0

Total AE	$—	$1.5	$3.0	$3.0	$3.0	$293.5	$304.0

AE Supply:
Pollution Control Bonds	$—	$—	$91.7	$—	$—	$191.4	$283.1
Medium-Term Notes	—	—	—	—	—	1,050.0	1,050.0
Debentures-AGC	—	—	—	—	—	100.0	100.0
New AE Supply Term Loan	—	5.3	10.7	10.7	10.7	961.6	999.0

Total AE Supply	$—	$5.3	$102.4	$10.7	$10.7	$2,303.0	$2,432.1

Monongahela:
First Mortgage Bonds	$—	$300.0	$—	$—	$—	$190.0	$490.0
Pollution Control Bonds	—	—	15.5	—	—	70.2	85.7
Medium-Term Notes	—	—	—	—	—	110.0	110.0

Total Monongahela	$—	$300.0	$15.5	$—	$—	$370.2	$685.7

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$320.0	$320.0
Medium-Term Notes	—	100.0	—	—	—	—	100.0

Total Potomac Edison	$—	$100.0	$—	$—	$—	$320.0	$420.0

West Penn:
Transition Bonds	$17.8	$75.8	$79.9	$74.4	$70.7	$14.2	$332.8
Medium-Term Notes	—	—	—	—	—	80.0	80.0

Total West Penn	$17.8	$75.8	$79.9	$74.4	$70.7	$94.2	$412.8

AGC:
Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

Sub-total	$17.8	$482.6	$200.8	$88.1	$84.4	$3,480.9	$4,354.6

Unamortized debt discounts, premiums and terminated Interest rate swaps	(0.3)	(1.4)	(1.3)	(1.3)	(1.3)	(4.2)	(9.8)
Eliminations	—	—	(2.3)	—	—	(110.5)	(112.8)

Total consolidated debt	$17.5	$481.2	$197.2	$86.8	$83.1	$3,366.2	$4,232.0

On October 17, 2005, Monongahela issued $70.0 million of 5.375% First Mortgage Bonds due 2015. Monongahela intends to utilize the proceeds to redeem $70.0 million of its 7 5/8% First Mortgage Bonds due 2025 on November 19, 2005.

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt. For additional information regarding property liens, see Item 2, “Properties,” in the 2004 Annual Report on Form 10-K.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the third quarter of 2004, Allegheny and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In addition, the assets and liabilities associated with these discontinued operations have been classified as held for sale in the consolidated balance sheets through the dates on which the sales concluded.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of (loss) income from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
AE Supply:
Operating revenues	$—	$14.7	$0.4	$27.2
Operating expenses	8.5	(6.8)	6.2	(26.4)
Other income	0.1	—	0.1	—
Interest expense	(3.2)	(5.9)	(9.4)	(20.7)

Income (loss) before income taxes	5.4	2.0	(2.7)	(19.9)
Income tax benefit (expense)	(1.9)	(0.4)	0.9	7.6
Impairment charge, net of tax	(4.4)	(403.9)	(7.6)	(403.9)

Loss from discontinued operations, net of tax	$(0.9)	$(402.3)	$(9.4)	$(416.2)

Monongahela:
Operating revenues	$21.3	$22.3	$218.1	$212.2
Operating expenses	(25.3)	(26.0)	(201.5)	(197.1)
Other income (expenses)	0.1	(0.2)	1.0	0.1
Interest expense	(2.0)	(2.1)	(6.1)	(6.2)

(Loss) income before income taxes	(5.9)	(6.0)	11.5	9.0
Income tax benefit (expense)	2.2	1.5	(4.5)	(3.6)
Impairment charge, net of tax	(3.1)	(20.7)	(9.4)	(20.7)

Loss from discontinued operations, net of tax	$(6.8)	$(25.2)	$(2.4)	$(15.3)

Consolidated:
Operating revenues	$21.3	$37.0	$218.5	$239.4
Operating expenses	(16.8)	(32.8)	(195.3)	(223.5)
Other income (expenses)	0.2	(0.2)	1.1	0.1
Interest expense	(5.2)	(8.0)	(15.5)	(26.9)

(Loss) income before income taxes	(0.5)	(4.0)	8.8	(10.9)
Income tax benefit	0.3	1.1	(3.6)	4.0
Impairment charge, net of tax	(7.5)	(424.6)	(17.0)	(424.6)

Loss from discontinued operations, net of tax	$(7.7)	$(427.5)	$(11.8)	$(431.5)

Impairment charges reflected in the table above represent adjustments of the carrying values of assets held for sale to current estimates of sales proceeds, less costs to sell.

During the third quarter of 2005, Monongahela recorded an impairment charge relating to the anticipated sale of its Ohio electric T&D assets in the amount of $30.5 million. The impairment was recorded based on the estimated value, at September 30, 2005, of Monongahela’s agreement with Columbus Southern Power Company to deliver power at below-market prices from the time of closing through May 31, 2007, partially offset by approximately $8.0 million, representing the purchase price less the estimated net book value of the assets at the time of closing and approximately $2.0 million in expenses associated with the sale. Monongahela will record additional charges or credits as the value of the purchase agreement increases or decreases up to the closing date of the sale. The sale is contingent upon certain closing conditions, third party consents and state and federal regulatory approvals. The sale is expected to close by the end of 2005.

The Ohio electric T&D assets were classified as held for sale as of August 2, 2005. The results of operations relating to the Ohio electric T&D assets have not been included in discontinued operations because the terms of the sale include a power sales agreement under which Monongahela will sell power to the purchaser for Monongahela’s Ohio retail customer base from the time of closing through May 31, 2007.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets held for sale and liabilities associated with assets held for sale at September 30, 2005 were as follows:

(In millions)	Monongahela	AE Supply	Consolidated
Assets:
Current assets	$0.8	$1.5	$2.3
Property, plant and equipment	20.7	22.0	42.7
Deferred charges	4.2	—	4.2
Tennessee Valley Authority interconnection deposit	—	25.0	25.0

Total assets	$25.7	$48.5	$74.2

Liabilities:
Current liabilities	$1.7	$—	$1.7
Deferred credits and other liabilities	9.2	—	9.2

Total liabilities	$10.9	$—	$10.9

Assets held for sale and liabilities associated with assets held for sale at December 31, 2004 were as follows:

(In millions)	Monongahela	Potomac Edison	AE Supply	Eliminations	Consolidated
Assets:
Current assets	$147.8	$—	$2.2	$—	$150.0
Property, plant and equipment	163.7	10.8	128.3	—	302.8
Investments and other assets	6.8	—	—	—	6.8
Deferred charges	6.3	—	—	(0.5)	5.8
Tennessee Valley Authority interconnection deposit	—	—	25.0	—	25.0

Total assets	$324.6	$10.8	$155.5	$(0.5)	$490.4

Liabilities:
Current liabilities	$95.5	$—	$—	$(58.0)	$37.5
Long-term debt	83.4	—	—	—	83.4
Deferred credits and other liabilities	17.6	—	—	(11.6)	6.0

Total liabilities	$196.5	$—	$—	$(69.6)	$126.9

NOTE 4: ASSET SALES

On September 30, 2005, Monongahela completed the sale of its natural gas operations in West Virginia to Mountaineer Gas Holdings Limited Partnership, a partnership composed of IGS Utilities LLC, IGS Holdings LLC and affiliates of ArcLight Capital Partners, LLC, for approximately $161.0 million in cash and the assumption of approximately $87.0 million of long-term debt, subject to certain post-closing adjustments. The assets sold included all of the issued and outstanding capital stock of Mountaineer Gas and certain other assets related to the West Virginia natural gas operations.

On August 12, 2005, AE Supply and its subsidiaries, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, LLC completed the sale of certain assets relating to AE Supply’s Wheatland generating facility (the “Wheatland Assets”) to PSI Energy, Inc. and The Cincinnati Gas & Electric Company for approximately $100 million and the assumption of certain liabilities related to the Wheatland Assets.

During May 2005, Potomac Edison completed the sale of its Hagerstown, Maryland property for $10.6 million in net cash proceeds.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

There were no changes in goodwill during the nine months ended September 30, 2005.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The intangible assets included in “Investments and Other Assets” on the Consolidated Balance Sheets of $32.8 million and $33.2 million at September 30, 2005 and December 31, 2004, respectively, relate to an additional minimum pension liability.

See Item 8, Note 17, “Pension Benefits and Postretirement Benefits Other Than Pensions,” in the 2004 Annual Report on Form 10-K for more information.

The components of intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	As of September 30, 2005		As of December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$97.8	$26.9	$96.5	$25.8
Land easements, unamortized	31.8	—	31.8	—
Software	83.1	59.2	82.7	55.8

Total	$212.7	$86.1	$211.0	$81.6

In addition, “Assets held for sale” included intangible assets related to natural gas rights, amortized, with a gross carrying amount and accumulated amortization of $8.4 million and $4.9 million, respectively, at December 31, 2004.

Amortization expense for intangible assets was $3.7 million and $4.3 million for the three months ended September 30, 2005 and 2004, respectively, and $11.3 million and $13.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Amortization expense is estimated to be as follows:

(In millions)	2005	2006	2007	2008	2009
Annual amortization expense	$15.2	$11.0	$12.6	$8.2	$7.5

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposure to various market risks, as described in the 2004 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 5, “Wholesale Energy Activities,” and Note 10, “Derivative Instruments and Hedging Activities,” in the 2004 Annual Report on Form 10-K.

AE Supply records any commodity contract related to energy trading that is a derivative instrument at its fair value as a component of operating revenues, unless the contract falls within the “normal purchases and normal sales” scope exception of SFAS No. 133 or is designated as a hedge for accounting purposes. The normal purchases and normal sales scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting and, therefore, are not recorded on the balance sheet at fair value. For certain transactions that are designed to hedge the cash flows of a forecasted transaction, the effective portion of the hedge is recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)” and subsequently reclassified into earnings when the forecasted transaction is completed or settled. The ineffective portion of the hedge is immediately reflected in earnings.

AE Supply has designated certain contracts as cash flow hedges. The first contracts were designated effective July 1, 2004 and were related to legacy mark to market contracts that are going to be serviced by anticipated excess generation. These contracts expire at various dates through December 31, 2006. During the third quarter 2005, additional contracts were executed and designated as cash flow hedges to lock in prices for a portion of anticipated excess generation for the period October 2005 through April 2006.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the fair value of these contracts are reflected in “Accumulated other comprehensive income (loss).” For the contracts designated as cash flow hedges on July 1, 2004, the existing derivative liabilities associated with each contract as of that designation date will be recognized in earnings over the remaining term of the contract, in accordance with the estimated cash flow of the contract at the time of the designation. The contracts represent an aggregate liability at September 30, 2005 of $83.2 million. The $52.1 million increase in this liability since December 31, 2004 is a result of the change in the fair value of contracts in existence at December 31, 2004 and new cash flow hedge contracts entered into during the third quarter of 2005 and is reflected in “Accumulated other comprehensive income (loss).” The accumulated other comprehensive loss balance at September 30, 2005 was $62.1 million. Based on the fair value of AE Supply’s financial instruments as of September 30, 2005, accumulated other comprehensive loss of $53.9 million is expected to be reclassified as a reduction in earnings over the next twelve months. The ineffective portion of the cash flow hedges is reflected in earnings for the three and nine months ended September 30, 2005 and is not material.

Net unrealized gains (losses) of $4.9 million and $(2.5) million, before income taxes, for the three months ended September 30, 2005 and 2004, respectively, were recorded in “Operating revenues.” Net unrealized gains (losses) of $18.2 million and $(10.8) million, before income taxes, for the nine months ended September 30, 2005 and 2004, respectively, were recorded in “Operating revenues.” These net unrealized gains (losses) were recorded to reflect the change in fair value of the trading contracts.

NOTE 7: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Allegheny recorded AROs primarily related to ash landfills and underground and aboveground storage tanks. Allegheny also has identified a number of AROs associated with certain of its electric generation and transmission assets that have not been recorded because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

The estimated cost of removal of these assets currently is being recovered through the rate-making process. Allegheny believes it is probable that any difference between expenses under SFAS No. 143, “Accounting for Asset Retirement Obligations,” and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. Therefore, Allegheny is deferring these differences in expenses as a regulatory asset.

For the nine months ended September 30, 2005, Allegheny’s ARO balance increased $2.8 million, from $28.8 million at December 31, 2004 to $31.6 million at September 30, 2005, primarily due to accretion expense.

Certain estimated removal costs that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Allegheny’s subsidiaries as regulatory liabilities (assets) as follows:

(In millions)	September 30, 2005	December 31, 2004
Monongahela	$239.0	$241.8
Potomac Edison	168.3	162.3
West Penn	(18.2)	(17.2)

Total	$389.1	$386.9

In accordance with SFAS No. 144, Monongahela’s $8.8 million regulatory liability at September 30, 2005 for removal costs related to Ohio T&D assets was recorded in liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. See Note 3, “Discontinued Operations and Assets Held for Sale” for additional information.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which will require entities with an ARO that is conditional on a future event to record the ARO, even if the event has not yet occurred and uncertainty exists as to the timing and method of settlement. This interpretation is effective for fiscal years ending after December 15, 2005. Obligations as a result of the adoption of FIN 47 will be presented as a cumulative effect due to a change in accounting principle. Allegheny currently is evaluating the impact of FIN 47.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Allegheny’s consolidated comprehensive income (loss), net of income taxes, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Consolidated net income (loss)	$35.7	$(376.8)	$59.9	$(383.0)
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment	—	(2.7)	(0.2)	(0.4)
Changes in value of available for sale securities	0.1	—	(0.2)	0.1
Changes in value of cash flow hedges	(26.8)	(2.6)	(36.2)	(2.6)

Consolidated comprehensive income (loss)	$9.0	$(382.1)	$23.3	$(385.9)

NOTE 9: BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. Monongahela operates in both segments. All other Allegheny subsidiaries operate in only one segment. The Delivery and Services segment includes the operations of Potomac Edison, West Penn, Allegheny Ventures and Monongahela’s electric T&D business. The Generation and Marketing segment includes the operations of AE Supply, AGC and Monongahela’s West Virginia generating assets.

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Total operating revenues:
Delivery and Services	$731.0	$689.3	$2,133.6	$2,069.2
Generation and Marketing	496.4	417.6	1,317.8	1,160.4
Eliminations	(382.4)	(383.6)	(1,137.7)	(1,162.0)

Total	$845.0	$723.3	$2,313.7	$2,067.6

Depreciation and amortization:
Delivery and Services	$38.2	$37.4	$115.3	$111.1
Generation and Marketing	38.5	37.7	115.2	111.8

Total	$76.7	$75.1	$230.5	$222.9

Operating income:
Delivery and Services	$36.3	$72.5	$191.1	$215.5
Generation and Marketing	134.7	86.6	272.0	142.5

Total	$171.0	$159.1	$463.1	$358.0

Interest Expense:
Delivery and Services	$24.2	$30.6	$99.5	$94.6
Generation and Marketing	88.0	59.6	267.0	206.5
Eliminations	(0.4)	(0.1)	(0.6)	(0.1)

Total	$111.8	$90.1	$365.9	$301.0

Income (loss) from continuing operations:
Delivery and Services	$10.7	$30.2	$77.3	$83.6
Generation and Marketing	32.7	20.6	(5.5)	(35.0)
Eliminations	—	(0.1)	(0.1)	(0.1)

Total	$43.4	$50.7	$71.7	$48.5

Loss from discontinued operations, net:
Delivery and Services	$(6.8)	$(25.2)	$(2.5)	$(15.4)
Generation and Marketing	(0.9)	(402.4)	(9.4)	(416.2)
Eliminations	—	0.1	0.1	0.1

Total	$(7.7)	$(427.5)	$(11.8)	$(431.5)

Net income (loss):
Delivery and Services	$3.9	$5.0	$74.8	$68.2
Generation and Marketing	31.8	(381.8)	(14.9)	(451.2)

Total	$35.7	$(376.8)	$59.9	$(383.0)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10: ACCOUNTING FOR THE EFFECTS OF PRICE REGULATION

As of September 30, 2005, Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s Consolidated Balance Sheets, was $205.6 million and decreased as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Decrease in reserve for adverse power purchase commitments	$4.2	$4.5	$12.6	$13.5

Allegheny’s Consolidated Balance Sheets include the amounts listed below for generating assets no longer subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

(In millions)	September 30, 2005	December 31, 2004
Property, plant and equipment	$4,129.0	$4,121.2
Amounts under construction included above	$58.3	$36.1
Accumulated depreciation	$(1,968.7)	$(1,925.6)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11: INCOME (LOSS) PER SHARE

The information used to compute Allegheny’s income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Basic Income (Loss) Per Share—Numerator
Income from continuing operations	$43,458	$50,644	$71,757	$48,469
Loss from discontinued operations	(7,758)	(427,487)	(11,822)	(431,489)

Net income (loss)	$35,700	$(376,843)	$59,935	$(383,020)

Diluted Income (Loss) Per Share—Numerator
Income from continuing operations	$43,458	$50,644	$71,757	$48,469
Add back: Interest expense on convertible securities, net of tax	—	5,754	2,873	—
Loss from discontinued operations	(7,758)	(427,487)	(11,822)	(431,489)

Diluted earnings (loss) per share- numerator	$35,700	$(371,089)	$62,808	$(383,020)

Basic Income (Loss) Per Share—Denominator
Weighted average common shares outstanding	162,711	127,117	152,379	127,020

Diluted Income (Loss) Per Share—Denominator
Weighted average common shares outstanding	162,711	127,117	152,379	127,020
Stock options	1,823	338	1,274	182
Performance shares	41	71	55	94
Non-employee stock awards	28	—	22	—
Stock units	2,181	1,692	2,106	1,439
Trust preferred securities	—	25,000	10,181	—

Total	166,784	154,218	166,017	128,735

Shares potentially issuable under:
Trust preferred securities	—	—	—	25,000

Total	—	—	—	25,000

The effects of shares potentially issuable are not included in the calculation of diluted earnings per share, as these amounts are antidilutive. The Trust Preferred Securities were converted into shares of AE common stock in the second quarter of 2005. See Note 2, “Debt” for additional information.

NOTE 12: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of Allegheny’s employees, including officers, are employed by AESC and are covered by noncontributory, defined benefit pension plans. Benefits are based on each employee’s years of service and compensation. Allegheny makes annual contributions in an amount not less than the minimum amount required under the Employee Retirement Income Security Act of 1974 (“ERISA”). Annual contributions are capped at the maximum amount that may be deducted for federal income tax purposes.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents and the allocation by Allegheny, through AESC, of costs for pension benefits and postretirement benefits other than pensions were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$6.0	$5.9	$17.7	$17.6
Interest cost	15.8	15.6	47.6	46.9
Expected return on plan assets	(17.3)	(17.1)	(51.9)	(51.7)
Amortization of unrecognized transition obligation	0.1	0.1	0.3	0.4
Amortization of prior service cost	0.9	1.1	2.7	3.2
Recognized actuarial loss	2.3	1.5	6.9	4.0

Subtotal	7.8	7.1	23.3	20.4
Curtailments, settlements and special termination benefits	1.1	2.7	1.3	6.0

Net periodic cost	$8.9	$9.8	$24.6	$26.4

Allocation of net periodic cost:
Monongahela	$3.0	$5.0	$8.0	$9.4
AE Supply	2.4	2.0	6.8	8.4
West Penn	1.9	1.5	5.4	4.7
Potomac Edison	1.4	1.2	4.0	3.5
AE	0.2	0.1	0.4	0.4

Net periodic cost	$8.9	$9.8	$24.6	$26.4

Portion of net periodic cost above included in discontinued operations	$1.0	$3.1	$1.7	$3.9

	Postretirement Benefits Other Than Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$1.0	$1.0	$3.0	$3.2
Interest cost	4.2	3.9	12.6	11.7
Expected return on plan assets	(1.6)	(1.5)	(4.6)	(4.6)
Amortization of unrecognized transition obligation	1.5	1.5	4.4	4.4
Amortization of prior service cost	—	—	—	0.2
Recognized actuarial loss	0.6	0.1	1.6	0.1

Subtotal	5.7	5.0	17.0	15.0
Curtailments and settlements	3.3	3.4	3.3	3.4

Net periodic cost	$9.0	$8.4	$20.3	$18.4

Allocation of net periodic cost:
Monongahela	$4.3	$4.9	$7.5	$7.9
West Penn	1.8	1.3	4.9	3.8
Potomac Edison	1.3	1.1	3.7	3.2
AE Supply	1.5	1.1	4.0	3.4
AE	0.1	—	0.2	0.1

Net periodic cost	$9.0	$8.4	$20.3	$18.4

Portion of net periodic cost above included in discontinued operations	$1.9	$3.7	$2.6	$4.2

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employer Contributions. Allegheny contributed approximately $32.2 million and $60.6 million to its pension plans during the three and nine months ended September 30, 2005, respectively, including voluntary contributions of $0.1 million and $0.2 million, respectively, to the Supplemental Executive Retirement Plan (“SERP”). Allegheny also contributed $5.8 million and $17.4 million to its postretirement benefits other than pension plans during the three and nine months ended September 30, 2005, respectively. Allegheny anticipates contributing a total amount of approximately $60.7 million to its pension plans during 2005, including $0.3 million to the SERP. Allegheny also currently anticipates contributing a total amount ranging from $23.0 million to $27.5 million to fund postretirement benefits other than pensions during 2005.

Allegheny made matching contributions to the 401(k) Employee Stock Ownership and Savings Plan (the “ESOSP”) by issuing shares of AE’s common stock. AE issued a total of 70,240 shares and 238,233 shares of its common stock as matching contributions to the ESOSP for the three and nine months ended September 30, 2005, respectively. Allegheny recorded expense for these contributions of $2.2 million and $6.0 million for the three and nine months ended September 30, 2005, respectively.

NOTE 13: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Cash received from a former trading executive’s forfeited assets	$—	$—	$11.2	$—
Proceeds from sale of AFN	—	—	3.0	—
Gain on sale of non-operating assets	—	0.1	2.4	7.2
Interest and dividend income	4.4	1.3	9.4	4.0
Coal brokering income	0.4	0.5	1.5	1.5
Premium services	1.5	0.6	3.3	2.2
Other	1.0	0.6	3.0	0.7

Total	$7.3	$3.1	$33.8	$15.6

NOTE 14: GUARANTEES AND LETTERS OF CREDIT

As of September 30, 2005, Allegheny’s Consolidated Balance Sheet reflected liabilities of $6.6 million, primarily related to AE Supply’s guarantee of the performance of a put option issued in connection with an asset sale.

As of September 30, 2005, Allegheny had an additional $16.3 million in guarantees for which no liability has been recorded. Of these guarantees, approximately $2.9 million relates to the purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services, $4.7 million relates to a lease agreement that was signed in 2001 and $8.7 million relates to loans and other financing-related matters.

In addition, $136.5 million in letters of credit was outstanding at September 30, 2005 under AE’s revolving credit facility. Of this amount, a letter of credit for $125.0 million that expires in June 2006 was issued on September 23, 2005 on behalf of Allegheny as collateral to stay enforcement of the judgment in Allegheny’s litigation against Merrill Lynch while an appeal is pending, and letters of credit for $9.5 million and $2.0 million that expire in July 2006 and September 2006, respectively, were issued on behalf of Allegheny Energy Solutions, Inc. AE Supply also has a $1.6 million letter of credit outstanding that is collateralized by cash and is not issued under AE’s revolving facility. This $1.6 million letter of credit expires in February 2006. None of these letters of credit are recorded on Allegheny’s Consolidated Balance Sheets.

NOTE 15: VARIABLE INTEREST ENTITIES

Under FASB’s Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), Allegheny consolidated Hunlock Creek Energy Ventures, LLC as of March 31, 2004. This entity operates two plants that produce and sell electricity to Allegheny and a third party.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potomac Edison and West Penn each have a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FIN 46R. Allegheny has been unable to obtain certain information from the IPPs necessary to determine if the related variable interest entities (“VIEs”) should be consolidated under FIN 46R.

Potomac Edison and West Penn had power purchases from these two IPPs in the amount of $26.7 million and $11.1 million, respectively, for the three months ended September 30, 2005 and $25.8 million and $11.7 million, respectively, for the three months ended September 30, 2004.

Potomac Edison and West Penn had power purchases from these two IPPs in the amount of $79.3 million and $32.3 million, respectively, for the nine months ended September 30, 2005 and $70.3 million and $34.8 million, respectively, for the nine months ended September 30, 2004.

Potomac Edison recovers the full amount, and West Penn recovers a portion, of the cost of the applicable power contract in their respective rates charged to consumers or through customer surcharges. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

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

Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using scrubbers, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending lower-sulfur coal with higher sulfur coal and using emission allowances.

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

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, lower sulfur fuel and emission allowances. Based on current forecasts, Allegheny expects that it will have little to no exposure to the SO2 allowance market in 2005. Allegheny estimates that it may have SO2 allowance market exposure of 20,000 to 30,000 tons in 2006 and an average exposure of less than 50,000 tons per year in 2007 and 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities, as well as the implementation of environmental controls. Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

AE Supply and Monongahela have completed installation of substantially all NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include selective catalytic reduction at the Harrison and Pleasants generation stations and selective noncatalytic reduction at the Hatfield’s Ferry and Fort Martin generation stations, as well as burner modifications at the Mitchell generation station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny currently estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny’s capital expenditure forecast includes the expenditure of $4.7 million of capital costs during the 2005 through 2007 period for additional NOx emission controls.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases due 2010 and 2018. This rule will be implemented through state implementation plans currently under development. The rule has been challenged by several parties. AE is currently assessing CAMR and its strategy for compliance.

Clean Air Act Litigation: In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation stations, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these generation stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional emission control equipment when the major modification of an existing facility results in an increase in emissions. AE provided responsive information to this and a subsequent request. At this time, AE is engaged in continuing discussions with the EPA with respect to environmental matters, including NSR issues.

If NSR requirements are imposed on Allegheny’s generation stations, in addition to the possible imposition of fines, compliance would entail significant capital investments in pollution control technology. There are three recent, significant federal court decisions that have addressed the application of NSR requirements to electric utility generating units: the Ohio Edison decision, the Duke Energy decision and the Alabama Power decision. The Ohio Edison decision is favorable to the EPA. The Duke Energy and Alabama Power decisions support the industry’s understanding of NSR requirements. The United States Court of Appeals for the Fourth Circuit affirmed the Duke Energy decision on June 15, 2005.

In 2003, the U.S. EPA issued the Equipment Replacement Rule, which sets forth a clearer set of rules for projects that may be undertaken without triggering NSR requirement. This rule would apply the Routine Maintenance, Repair and Replacement (“RMRR”) exception to the NSR requirement in a manner that is more consistent with the energy industry’s historical compliance approach. That rule was challenged by some states and environmental groups and, on December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the implementation of that rule. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from the Pennsylvania Department of Environmental Protection (“PA DEP”). The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation stations in Pennsylvania and identifies PA DEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

On January 6, 2005, AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal district court in West Virginia (“West Virginia DJ Action”). This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia comply with the Clean Air Act. The Attorneys General filed a motion to dismiss the West Virginia DJ Action. It is also possible that the EPA and other state authorities may join or move to transfer the West Virginia DJ Action or, if it is dismissed, that a new action may be filed by the Attorneys General.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued Allegheny in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (“PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania plants that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland AG. Allegheny has filed a motion to stay the PA Enforcement Action. If the Attorneys General’s motion to dismiss the West Virginia DJ Action is denied and the Allegheny motion to stay the PA Enforcement Action is granted, Allegheny may move to have the PA Enforcement Action transferred to and consolidated with the West Virginia DJ Action.

Allegheny intends to vigorously pursue and defend against the environmental matters described above but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of September 30, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability. Allegheny and numerous others are plaintiffs in a similar action filed against Zurich Insurance Company in California, Fuller-Austin Asbestos Settlement Trust, et al. v. Zurich-American Insurance Co., et al., Case No. CGC 04 431719 (Superior Court of California, County of San Francisco).

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of October 12, 2005, Allegheny had 836 open cases remaining in West Virginia, and five in Pennsylvania.

Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Canadian Toxic-Tort Class Action: On June 30, 2005, AE Supply, Monongahela and AGC, along with 18 other companies with coal-fired generating plants, were named as defendants in a toxic-tort, purported class action lawsuit filed in the Ontario Superior Court of Justice. On behalf of a purported class comprised of all persons residing in Ontario within the past six years (and/or their family members or heirs), the named plaintiffs allege that the defendants negligently failed to prevent their plants from emitting air pollutants in such a manner as to cause death and multiple adverse health effects, as well as economic damages, to the plaintiff class. The plaintiffs seek damages in the approximate amount of Canadian $49.1 billion (approximately US $41.6 billion, assuming an exchange rate of 1.18 Canadian dollars per US dollar), along with continuing damages in the amount of Canadian $4.1 billion per year and punitive damages of Canadian $1.0 billion (approximately US $3.5 billion and US $850 million, respectively, assuming an exchange rate of 1.18 Canadian dollars per US dollar) along with such other relief as the court deems just. Allegheny has not yet been served with this lawsuit. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

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

The District Court separately granted plaintiffs’ motion to remand in the eighth action, Millar, on July 9, 2003. On December 18, 2003, the plaintiffs filed an amended complaint in California state court, solely on behalf of consumers, naming certain additional defendants, including The Goldman Sachs Group, Inc. (“Goldman Sachs”). The case was removed to federal court based on the amended complaint. On January 11, 2005, the federal district court remanded the case back to the state court in San Francisco. On May 6, 2005, the defendants in the Millar action filed a series of demurrers seeking to have the action dismissed. On September 7, 2005, the state court ruled that the plaintiff’s complaint would be dismissed without leave to amend. On October 7, 2005, the state court entered judgment dismissing the complaint without leave to amend. Plaintiffs have agreed not to appeal the state court’s judgment.

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with FERC against AE Supply seeking action by FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

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

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, “Sierra/Nevada”) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, “Merrill”). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (the “Nevada PUC”) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses. Sierra/Nevada asserted claims against AE and AE Supply for: (a) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (b) conspiracy and (c) violations of the Nevada state Racketeer Influenced and Corrupt Organization (“RICO”) Act. Sierra/Nevada filed an amended complaint on May 30, 2003, which asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180 million in compensatory damages plus attorneys’ fees and seeks in excess of $850 million under the RICO count. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Thereafter, plaintiffs filed a motion to stay the action, pending the outcome of certain state court proceedings in which they are seeking to reverse the Nevada PUC’s disallowance of expenses. On April 4, 2005, the District Court granted the stay motion, and the action is currently stayed.

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

On May 29, 2003, the U.S. District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert their claims against Merrill Lynch, which were initially brought in New York state court, as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed the New York state action and filed an answer and asserted affirmative defenses and counterclaims against Merrill Lynch in the U.S. District Court for the Southern District of New York. The counterclaims, as amended, alleged that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, that Merrill Lynch negligently misrepresented certain facts relating to the purchase agreement and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On November 24, 2003, the court dismissed AE and AE Supply’s counterclaim for rescission and struck their demand for a jury trial. On February 2, 2005, following discovery, the parties filed separate motions for summary judgment. On April 12, 2005, the court granted Merrill Lynch’s motion for summary judgment on its breach of contract claim, thereby requiring AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest from March 16, 2001, to be offset by any judgment in favor of AE and AE Supply on their counterclaims. The court denied Merrill Lynch’s summary judgment motion with respect to AE and AE Supply’s counterclaims for fraudulent inducement and breach of contract, and granted Merrill Lynch’s motion with respect to the counterclaims for breach of fiduciary duty and negligent misrepresentations. The court also denied AE and AE Supply’s motion for partial summary judgment on their breach of contract claims.

In May and June of 2005, the court conducted a trial with respect to the damages owed Merrill Lynch on its breach of contract claim and with respect to AE and AE Supply’s counterclaims for fraudulent inducement and breach of contract. Following the trial, on July 18, 2005, the court entered an order: (a) ruling against AE and AE Supply on their fraudulent inducement and breach of contract claims; (b) requiring AE to pay $115 million plus interest to Merrill Lynch; and (c) requiring Merrill Lynch to return its equity interest in AE Supply to AE. On August 26, 2005, the court entered its final judgment in accordance with its July 18, 2005 ruling. On September 22, 2005, AE and AE Supply filed a notice of appeal of the trial court’s judgment to the United States Court of Appeals for the Second Circuit. Although AE will not be required to pay Merrill Lynch the amount of the judgment while the appeal is pending, AE has posted a letter of credit to secure the judgment.

As a result of the court ruling, AE recorded a charge during the first quarter of 2005 in the amount of $38.5 million, representing interest from March 16, 2001 through March 31, 2005, and continues to accrue interest expense thereafter.

The federal government is holding certain assets of Daniel L. Gordon, the former head of energy trading for AE Supply. Both AE and AE Supply, on the one hand, and Merrill Lynch, on the other hand, filed petitions with the U.S. District Court for the Southern District of New York claiming rights to the funds. In June 2005, AE, AE Supply, Merrill Lynch and the U.S. Attorney’s Office entered into a settlement agreement pursuant to which AE Supply and Merrill Lynch will receive equal portions of certain of the assets held by the federal government. AE Supply has received approximately $11 million from the forfeited assets and may receive additional amounts if certain funds are released from a separate escrow.

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

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and former senior management breached fiduciary duties to AE that have exposed AE to the securities class action lawsuits. The New York state court derivative action has been stayed pending the commencement of discovery in the securities cases. On April 8, 2005, a second shareholder derivative action was filed against AE’s Board of Directors and several former senior managers and former directors. The action was filed in the U.S. District Court for the District of Maryland and consolidated with the securities class actions pending in that court. The Maryland derivative action contains allegations similar to the New York state court derivative action.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

AE has reached agreements in principle to settle the consolidated securities class action as well as the related shareholder derivative actions. The proposed settlements remain subject to a number of conditions, including the negotiation of final settlement documents and court approval following notice to shareholders and class members. Under the proposed settlement in the consolidated securities class action, the action will be dismissed with prejudice in exchange for a cash payment of $15.05 million, which will be made by AE’s insurance carrier. Pursuant to the proposed settlement of the shareholder derivative actions, those actions will be dismissed with prejudice in exchange for a cash payment of $450,000, which will be made by AE’s insurance carrier, and AE’s agreement to adopt certain corporate governance changes. In connection with the settlements, AE and the other settling defendants continue to deny allegations of wrongdoing, and, if the settlements are approved, they will receive a full release of all claims asserted in the litigation.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits alleged that AE and a senior manager violated ERISA by: (a) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (b) failing to diversify plan assets; (c) failing to monitor investment alternatives; (d) failing to avoid conflicts of interest and (e) violating fiduciary duties. The ERISA cases were consolidated in the District of Maryland. On April 26, 2004, the plaintiffs in the ERISA cases filed an amended complaint, adding a number of current and former directors of AE as defendants and clarifying the nature of their claims. On June 25, 2004, the defendants filed a motion to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding. AE intends to vigorously defend against these actions but cannot predict their outcome.

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

AE Supply demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the related equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a declaratory judgment action in the Court of Common Pleas of Allegheny County, Pennsylvania, against AE Supply and its subsidiary seeking a declaration that the prior owner released Siemens Westinghouse from this liability through a release executed after AE Supply purchased the Gleason facility. On September 23, 2005, AE Supply entered into a confidential Settlement Agreement with Siemens Westinghouse that resolved various disputes between the parties. As a result, the declaratory judgment action filed by Siemens Westinghouse is to be dismissed with prejudice.

SEC Matters: On October 9, October 25 and November 5, 2002, AE received subpoenas from the SEC. The subpoenas principally concerned: (a) the departure of Daniel L. Gordon; (b) AE’s litigation with Merrill Lynch; (c) AE Supply’s valuation and management of its trading business; (d) AE’s November 4, 2002 press release concerning its financial statements; (e) the departure of AE’s and its subsidiaries’ Controller, Thomas Kloc, in June 2002 and (f) AE’s acquisition of power plants from Enron. AE and AE Supply responded to the subpoenas.

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE, and the SEC has since requested the voluntary production of additional documents. AE has responded to the SEC’s requests for documents. The SEC also has taken testimony from several current and former employees. AE is cooperating fully with the SEC.

LTI Arbitration: On April 22, 2004, Leasing Technologies International, Inc. and its shareholders (collectively, “LTI”) filed a demand for arbitration against Allegheny Ventures and AE before the American Arbitration Association. In December 2000, Allegheny Ventures entered into an agreement to acquire LTI, an equipment leasing company. Allegheny Ventures terminated the agreement on May 4, 2001. LTI alleges that the termination of the agreement was unjustified and seeks damages in an unspecified amount for breach of the

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

agreement, as well as other consequential damages. On June 11, 2004, AE and Allegheny Ventures filed an answer to LTI’s demand, denying all claims. On November 2, 2005, AE and Allegheny Ventures agreed in principle to pay $15 million in settlement of this dispute and in exchange for a full release of all claims asserted by LTI. The proposed settlement remains subject to the negotiation of final settlement documents. The settlement does not constitute an admission of fault, and Allegheny continues to deny the allegations made by LTI in the arbitration.

Litigation with Mobotec: On July 20, 2004, MobotecUSA, Inc. (“Mobotec”) filed a lawsuit in the Court of Common Pleas of Greene County, Pennsylvania against AE, AE Supply and an Allegheny employee (the “Mobotec Action”). Allegheny had contracted with Mobotec for the installation of NOx emissions reduction equipment at certain Allegheny facilities. Mobotec’s complaint alleged that AE and AE Supply had breached the agreements with Mobotec by failing to pay Mobotec approximately $3.3 million. The complaint also asserted claims for enforcement of mechanics’ liens and claims for (a) intentional interference with prospective business relations; (b) trade libel and defamation; (c) breach of the covenant of good faith and fair dealing; (d) unjust enrichment and quantum meruit; and (e) civil conspiracy. Mobotec alleges that Allegheny falsely told third parties that Mobotec was unsuccessful in installing its equipment and claims that it lost approximately $50 million in prospective business as a result. On September 9, 2004, AE and AE Supply filed an answer denying Mobotec’s claims and asserting a counterclaim for breach of contract based on Mobotec’s failure to achieve the emissions reduction levels guaranteed in the agreements. On September 23, 2005, Mobotec filed a Second Amended Complaint adding AESC as a party and asserting additional claims for breaches of confidentiality agreements and misappropriation of trade secrets. The Defendants have filed an answer denying Mobotec’s claims. On October 19, 2005, AE Supply and Monongahela filed in the Court of Common Pleas of Greene County, Pennsylvania a separate but related complaint against Mobotec, its corporate parent, and certain individuals affiliated with Mobotec (the “Allegheny Action”). The Allegheny Action asserts claims for breach of contract, restitution, breach of warranty, negligence, and negligent misrepresentation based on Mobotec’s conduct. Allegheny also has filed a motion to consolidate the Allegheny Action with the Mobotec Action. Allegheny intends to vigorously defend against and pursue these actions but cannot predict their outcomes.

Ordinary Course of Business: The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

NOTE 17: SUBSEQUENT EVENTS

On October 17, 2005, Monongahela issued $70.0 million of 5.375% First Mortgage Bonds due 2015. Monongahela intends to utilize the proceeds to redeem its $70.0 million of outstanding 7 5/8% First Mortgage Bonds due 2025 on November 19, 2005.

On October 31, 2005, Monongahela fully redeemed its $50.0 million of outstanding $7.73, Series L ($100 par value) Cumulative Preferred Stock. Monongahela paid accrued and unpaid dividends of approximately $1 million.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Operating revenues	$220,534	$171,239	$585,232	$511,662

Operating expenses:
Fuel consumed in electric generation	41,820	31,080	110,078	88,799
Purchased power and transmission	76,157	47,633	189,654	140,171
Impairment charge on Ohio T&D assets	30,500	—	30,500	—
Operations and maintenance	45,314	48,922	141,430	166,214
Depreciation and amortization	16,563	16,675	50,067	49,276
Taxes other than income taxes	11,987	13,107	37,413	38,127

Total operating expenses	222,341	157,417	559,142	482,587

Operating (loss) income	(1,807)	13,822	26,090	29,075

Other income and expenses, net (Note 9)	2,915	1,638	8,627	6,379

Interest expense	10,843	11,014	32,204	32,413

(Loss) income from continuing operations before income taxes	(9,735)	4,446	2,513	3,041

Income tax benefit from continuing operations	(4,339)	(2,773)	(12,502)	(1,236)

(Loss) income from continuing operations	(5,396)	7,219	15,015	4,277

Loss from discontinued operations, net of tax (Note 3)	(6,810)	(25,171)	(2,440)	(15,340)

Net (loss) income	$(12,206)	$(17,952)	$12,575	$(11,063)

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$12,575	$(11,063)

Adjustments for discontinued operations and non-cash charges and (credits):
Loss from discontinued operations, net	2,440	15,340
Depreciation and amortization	50,067	49,276
Impairment charge on Ohio T&D assets	30,500	—
Gain on asset sales	(65)	(107)
Deferred investment credit and income taxes, net	(5,416)	34,236
Other, net	521	352

Changes in certain assets and liabilities:
Accounts receivable, net	(12,703)	(63)
Accounts receivable due from/payable to affiliates, net	(43,623)	29,277
Materials, supplies and fuel	2,712	(1,427)
Taxes receivable/accrued, net	(4,459)	(32,402)
Prepaid taxes	(1,778)	(3,504)
Collateral deposits	(9,523)	—
Accounts payable	4,529	(3,604)
Accrued interest	6,119	4,170
Assets and liabilities held for sale	(9,369)	(1,306)
Other, net	5,013	3,177

Net cash provided by operating activities	27,540	82,352

Cash Flows From Investing Activities:
Capital expenditures	(47,851)	(41,107)
Proceeds from sale of business and assets	134,365	153

Net cash provided by (used in) investing activities	86,514	(40,954)

Cash Flows From Financing Activities:
Note receivable from affiliate	(44,987)	(30,131)
Net repayments of short-term debt	—	(53,610)
Issuance of long-term debt	—	117,334
Retirement of long-term debt	—	(66,316)
Cash dividends paid on capital stock:
Preferred stock	(3,777)	(3,778)
Common stock	—	(22,209)

Net cash used in financing activities	(48,764)	(58,710)

Net increase (decrease) in cash and cash equivalents	65,290	(17,312)
Cash and cash equivalents at beginning of period	45,092	43,971

Cash and cash equivalents at end of period	$110,382	$26,659

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$23,788	$27,298

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$110,382	$45,092
Accounts receivable:
Customer	49,182	39,736
Unbilled utility revenue	37,455	36,332
Wholesale and other	6,350	4,399
Allowance for uncollectible accounts	(2,451)	(2,616)
Due from affiliates, net	31,654	—
Note receivable from affiliate	49,192	4,205
Materials and supplies	16,223	17,123
Fuel	13,394	15,310
Prepaid taxes	23,357	21,579
Assets held for sale (Note 3)	753	147,862
Collateral deposits	9,523	—
Regulatory assets	4,532	4,702
Other	5,116	4,638

Total current assets	354,662	338,362

Property, Plant and Equipment, Net:
Generation	944,491	938,214
Transmission	280,655	291,558
Distribution	919,867	945,431
Other	75,264	82,767
Accumulated depreciation	(882,811)	(869,077)

Subtotal	1,337,466	1,388,893
Construction work in progress	17,467	15,533

Total property, plant and equipment, net	1,354,933	1,404,426

Investments and Other Assets:
Assets held for sale (Note 3)	24,904	176,742
Investment in AGC	47,509	46,055
Other	5,317	4,033

Total investments and other assets	77,730	226,830

Deferred Charges:
Regulatory assets	96,379	99,502
Other	7,285	12,307

Total deferred charges	103,664	111,809

Total Assets	$1,890,989	$2,081,427

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$42,821	$38,292
Accounts payable to affiliates, net	—	11,534
Accrued taxes	41,338	40,833
Deferred income taxes	—	5,344
Accrued interest	14,913	8,794
Liabilities associated with assets held for sale (Note 3)	1,718	95,501
Other	30,781	28,078

Total current liabilities	131,571	228,376

Long-term Debt (Note 2)	684,154	684,001

Deferred Credits and Other Liabilities:
Investment tax credit	979	2,590
Non-current income taxes payable	45,671	45,671
Deferred income taxes	187,067	190,511
Obligations under capital leases	6,297	8,747
Regulatory liabilities	240,358	243,974
Liabilities associated with assets held for sale (Note 3)	9,220	100,988
Other	24,150	24,197

Total deferred credits and other liabilities	513,742	616,678

Commitments and Contingencies (Note 10)

Preferred Stock	74,000	74,000

Common Stockholder’s Equity:

Common stock—$50 par value per share, 8,000,000 shares authorized and 5,891,000 shares outstanding	294,550	294,550
Other paid-in capital	111,615	111,182
Retained earnings	81,356	72,557
Accumulated other comprehensive income	1	83

Total common stockholder’s equity	487,522	478,372

Total Liabilities and Stockholder’s Equity	$1,890,989	$2,081,427

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Monongahela Power Company, together with its consolidated subsidiaries (“Monongahela”), is a wholly owned subsidiary of Allegheny Energy, Inc. (“AE,” and together with its consolidated subsidiaries, “Allegheny”). Monongahela, along with its regulated utility affiliates, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”), collectively doing business as Allegheny Power, operates electric transmission and distribution (“T&D”) systems. Monongahela operates electric T&D systems in Ohio and West Virginia. Monongahela also generates power for its West Virginia customers. Monongahela has two principal business segments. The Generation and Marketing segment includes Monongahela’s power generation operations. The Delivery and Services segment includes Monongahela’s electric T&D operations.

Monongahela is subject to regulation by the Securities and Exchange Commission (“SEC”), the Public Service Commission of West Virginia, the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission (“FERC”).

Monongahela is subject to regulation by the SEC under the Public Utility Holding Company Act of 1935 (“PUHCA”). Currently, PUHCA imposes financial and operational conditions and restrictions on many aspects of Monongahela’s business. For example, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities and for the sale or acquisition of utility assets. On August 8, 2005, the Energy Policy Act of 2005 (the “Energy Policy Act”) was enacted. The Energy Policy Act provides for the repeal of PUHCA effective February 2006. Following PUHCA’s repeal, Monongahela will continue to be subject to substantial regulation, including increased authority of FERC. The Energy Policy Act provides FERC additional jurisdiction over utility mergers, acquisitions and certain asset transfers. FERC has issued notices of proposed rulemaking related to the implementation of the Energy Policy Act. Monongahela is assessing the impact this legislation and FERC’s proposed rules will have on its operations.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs all of the people who are employed by Allegheny. On September 19, 2005, AE entered into a Professional Services Agreement (the “PSA”) with Electronic Data Systems Corporation (“EDS”) and EDS Information Services, L.L.C. (“EIS”, together with EDS, the “Service Provider”). On November 1, 2005, the Service Provider assumed responsibility for many of Allegheny’s information technology functions and the coordination and installation of an enterprise resource planning system. Unless extended by AE, the PSA will expire on December 31, 2012. Most of the AESC employees performing Allegheny’s information technology functions were offered employment with EDS.

The accompanying unaudited interim financial statements of Monongahela should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

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

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2005 and 2004, cash flows for the nine months ended September 30, 2005 and 2004 and financial position at September 30, 2005 and December 31, 2004. Because of the seasonal nature of Monongahela’s utility operations, results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For more information on the seasonal nature of Monongahela’s utility operations, see Part I, Item 1, Risk Factors, “Other Risk Factors Associated with Our Business,” in the 2004 Annual Report on Form 10-K.

On September 30, 2005 Monongahela sold its West Virginia natural gas operations. The results of operations relating to these assets have been classified as discontinued operations in the accompanying

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidated Statements of Operations for all periods presented. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations were classified as held for sale in the consolidated balance sheets from September 30, 2004 to the date of sale.

On August 2, 2005, Monongahela signed an agreement to sell its Ohio electric T&D assets to Columbus Southern Power Company, a subsidiary of American Electric Power. In accordance with the provisions of SFAS No. 144, the assets and liabilities associated with these operations were classified as held for sale in the Consolidated Balance Sheets as of that date and will remain as held for sale through the date on which the sale concludes. The results of operations related to the Ohio electric T&D assets have not been reclassified as discontinued operations because the terms of the sale include a power sales agreement under which Monongahela will sell power to the purchaser for Monongahela’s Ohio retail customer base from the time of closing through May 31, 2007.

Certain prior period amounts have been reclassified to conform to the financial statement presentation for the current period.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income. Income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, consolidated tax savings, tax credits, the effects of utility rate-making and certain non-deductible expenses, as well as an additional tax benefit recorded during the second quarter of 2005, which is described below.

During the second quarter of 2005, Allegheny determined that it had not claimed certain income tax deductions in its 2003 income tax returns relating to commodity trading contracts. Allegheny plans to file amended 2003 federal and state income tax returns to claim these additional deductions, which will increase Monongahela’s allocated share of consolidated tax savings. Accordingly, Monongahela recorded a tax benefit of $4.3 million during the second quarter of 2005 to recognize the additional tax savings. The effect of this adjustment was not material to Monongahela’s results of operations for the three or six months ended June 30, 2005 or the year ended December 31, 2003.

NOTE 2: DEBT

In connection with Monongahela’s sale of its West Virginia natural gas operations, $86.7 million of debt previously classified as liabilities associated with assets held for sale was transferred to the buyer. Monongahela did not issue or redeem any other debt during the three and nine months ended September 30, 2005.

At September 30, 2005, contractual maturities for long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized discounts of $1.5 million, are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
First Mortgage Bonds	$—	$300.0	$—	$—	$—	$190.0	$490.0
Pollution Control Bonds	—	—	15.5	—	—	70.2	85.7
Medium-Term Notes	—	—	—	—	—	110.0	110.0

Total	$—	$300.0	$15.5	$—	$—	$370.2	$685.7

On October 17, 2005, Monongahela issued $70.0 million of 5.375% First Mortgage Bonds due 2015. Monongahela intends to utilize the proceeds to redeem $70.0 million of its 7 5/8% First Mortgage Bonds due May 2025 on November 19, 2005.

At September 30, 2005, substantially all of Monongahela’s properties were held subject to liens of various relative priorities securing debt obligations.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 30, 2005, Monongahela sold its West Virginia natural gas operations. The results of operations relating to these assets have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In addition, the assets and liabilities associated with these discontinued operations were classified as held for sale in the accompanying balance sheet from September 30, 2004 to the date of sale.

The components of (loss) income from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$21.3	$22.3	$218.1	$212.2
Operating expenses	(25.3)	(26.0)	(201.5)	(197.1)
Other income (expenses)	0.1	(0.2)	1.0	0.1
Interest expense	(2.0)	(2.1)	(6.1)	(6.2)

(Loss) income before income taxes	(5.9)	(6.0)	11.4	9.0
Income tax benefit (expense)	2.2	1.5	(4.5)	(3.6)
Impairment charge, net of tax	(3.1)	(20.7)	(9.4)	(20.7)

Loss from discontinued operations, net of tax	$(6.8)	$(25.2)	$(2.4)	$(15.3)

Impairment charges reflected in the table above represent adjustments of the carrying values of assets held for sale to current estimates of sales proceeds, less costs to sell.

During the third quarter of 2005, Monongahela recorded an impairment charge relating to the anticipated sale of its Ohio electric T&D assets in the amount of $30.5 million. The impairment was recorded based on the estimated value, at September 30, 2005, of Monongahela’s agreement with Columbus Southern Power Company to deliver power at below-market prices from the time of closing through May 31, 2007, partially offset by approximately $8.0 million, representing the purchase price less the estimated net book value of the assets at the time of closing and approximately $2.0 million in expenses associated with the sale. Monongahela will record additional charges or credits as the value of the purchase agreement increases or decreases up to the closing date of the sale. The sale is contingent upon certain closing conditions, third party consents and state and federal regulatory approvals. The sale is expected to close by the end of 2005.

The Ohio electric T&D assets were classified as held for sale as of August 2, 2005. The results of operations relating to the Ohio electric T&D assets have not been included in discontinued operations because the terms of the sale include a power sales agreement under which Monongahela will sell power to the purchaser for Monongahela’s Ohio retail customer base from the time of closing through May 31, 2007.

Assets held for sale and liabilities associated with assets held for sale were as follows:

(In millions)	September 30. 2005	December 31, 2004
Assets:
Current assets	$0.8	$147.8
Property, plant and equipment	20.7	163.7
Investments and other assets	—	6.8
Deferred charges	4.2	6.3

Total assets	$25.7	$324.6

Liabilities:
Current liabilities	$1.7	$95.5
Long-term debt	—	83.4
Deferred credits and other liabilities	9.2	17.6

Total liabilities	$10.9	$196.5

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4: ASSET SALES

On September 30, 2005, Monongahela completed the sale of its natural gas operations in West Virginia to Mountaineer Gas Holdings Limited Partnership, a partnership composed of IGS Utilities LLC, IGS Holdings LLC and affiliates of ArcLight Capital Partners, LLC, for approximately $161.0 million in cash and the assumption of approximately $87.0 million of long-term debt, subject to certain post-closing adjustments. The assets sold included all of the issued and outstanding capital stock of Mountaineer Gas and certain other assets related to the West Virginia natural gas operations.

NOTE 5: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	September 30, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$0.5	$0.2	$0.5	$0.2
Land easements, unamortized	31.8	—	31.8	—
Software	2.8	2.6	7.9	7.2

Total	$35.1	$2.8	$40.2	$7.4

In addition, “Assets held for sale” included intangible assets related to natural gas rights, amortized with a gross carrying amount and accumulated amortization of $6.6 million and $4.0 million, respectively, at December 31, 2004.

Amortization expense for intangible assets was $0.3 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and $1.0 million and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively.

Amortization expense is estimated to be $1.3 million for 2005 and less than $0.1 million for 2006 through 2009 combined.

NOTE 6: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Monongahela has AROs primarily related to ash landfills and underground and aboveground storage tanks. Monongahela also has identified a number of AROs associated with certain of its electric generation and transmission assets that have not been recorded, because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

The cost of removal of these assets currently is being recovered through the rate-making process. Monongahela believes it is probable that any difference between expenses under SFAS No. 143, “Accounting for Asset Retirement Obligations,” and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. Therefore, Monongahela is deferring these differences in expenses as a regulatory asset.

For the nine months ended September 30, 2005, Monongahela’s ARO balance increased $0.4 million, from $6.7 million at December 31, 2004 to $7.1 million at September 30, 2005, primarily due to accretion expense.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Estimated removal costs of $239.0 million and $241.8 million at September 30, 2005 and December 31, 2004, respectively, that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Monongahela as regulatory liabilities. In accordance with SFAS No. 144, Monongahela’s $8.8 million regulatory liability at September 30, 2005 for removal costs related to Ohio T&D assets was recorded in liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. See Note 3, “Discontinued Operations and Assets Held for Sale” for additional information.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which will require entities with an ARO that is conditional on a future event to record the ARO, even if the event has not yet occurred and uncertainty exists as to the timing and method of settlement. This interpretation is effective for fiscal years ending after December 15, 2005. Obligations recorded as a result of the adoption of FIN 47 will be presented as a cumulative effect due to a change in accounting principle. Monongahela currently is evaluating the impact of FIN 47.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Total operating revenues:
Delivery and Services	$176.6	$168.6	$515.6	$502.5
Generation and Marketing	123.5	76.7	306.2	234.1
Eliminations	(79.6)	(74.0)	(236.6)	(224.9)

Total	$220.5	$171.3	$585.2	$511.7

Depreciation and amortization:
Delivery and Services	$7.9	$8.0	$24.0	$23.5
Generation and Marketing	8.7	8.7	26.1	25.8

Total	$16.6	$16.7	$50.1	$49.3

Operating (loss) income:
Delivery and Services	$(14.7)	$16.0	$16.4	$45.6
Generation and Marketing	12.9	(2.2)	9.7	(16.5)

Total	$(1.8)	$13.8	$26.1	$29.1

Interest expense:
Delivery and Services	$6.2	$6.8	$18.5	$18.7
Generation and Marketing	4.6	4.2	13.7	13.8

Total	$10.8	$11.0	$32.2	$32.5

(Loss) income from continuing operations:
Delivery and Services	$(13.8)	$13.4	$5.7	$22.6
Generation and Marketing	8.4	(6.3)	9.3	(18.4)

Total	$(5.4)	$7.1	$15.0	$4.2

Loss from discontinued operations, net:
Delivery and Services	$(6.8)	$(25.1)	$(2.4)	$(15.3)

Net (loss) income:
Delivery and Services	$(20.6)	$(11.7)	$3.3	$7.3
Generation and Marketing	8.4	(6.3)	9.3	(18.4)

Total	$(12.2)	$(18.0)	$12.6	$(11.1)

NOTE 8: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Monongahela is responsible for its proportionate share of the net periodic cost for pension benefits and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by Allegheny, through AESC. Monongahela’s share of the costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Pension	$3.0	$5.0	$8.0	$9.4
Medical and life insurance	$4.3	$4.9	$7.5	$7.9

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net represents non-operating income and expenses before income taxes. The following table summarizes Monongahela’s other income and expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Equity in earnings of AGC	$1.7	$1.5	$5.2	$4.5
Interest income	1.1	0.2	2.6	0.5
Premium services	—	(0.2)	0.2	0.7
Other	0.1	0.1	0.6	0.7

Total	$2.9	$1.6	$8.6	$6.4

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using scrubbers, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending lower-sulfur coal with higher sulfur coal and using emission allowances.

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

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, lower sulfur fuel and emission allowances. Based on current forecasts, Allegheny expects that it will have little to no exposure to the SO2 allowance market in 2005. Allegheny estimates that it may have SO2 allowance market exposure of 20,000 to 30,000 tons in 2006 and an average exposure of less than 50,000 tons per year in 2007 and 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities, as well as the implementation of environmental controls. Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates.

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

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

AE Supply and Monongahela have completed installation of substantially all NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include selective catalytic reduction at the Harrison and Pleasants generation stations and selective noncatalytic reduction at the Hatfield’s Ferry and Fort Martin generation stations, as well as burner modifications at the Mitchell generation station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny currently estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny’s capital expenditure forecast includes the expenditure of $4.7 million of capital costs during the 2005 through 2007 period for additional NOx emission controls.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases due 2010 and 2018. This rule will be implemented through state implementation plans currently under development. The rule has been challenged by several parties. AE is currently assessing CAMR and its strategy for compliance.

Clean Air Act Litigation: In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation stations, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these generation stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional emission control equipment when the major modification of an existing facility results in an increase in emissions. AE provided responsive information to this and a subsequent request. At this time, AE is engaged in continuing discussions with the EPA with respect to environmental matters, including NSR issues.

If NSR requirements are imposed on Allegheny’s generation stations, in addition to the possible imposition of fines, compliance would entail significant capital investments in pollution control technology. There are three recent, significant federal court decisions that have addressed the application of NSR requirements to electric utility generating units: the Ohio Edison decision, the Duke Energy decision and the Alabama Power decision. The Ohio Edison decision is favorable to the EPA. The Duke Energy and Alabama Power decisions support the industry’s understanding of NSR requirements. The United States Court of Appeals for the Fourth Circuit affirmed the Duke Energy decision on June 15, 2005.

In 2003, the U.S. EPA issued the Equipment Replacement Rule, which sets forth a clearer set of rules for projects that may be undertaken without triggering NSR requirement. This rule would apply the Routine Maintenance, Repair and Replacement (“RMRR”) exception to the NSR requirement in a manner that is more consistent with the energy industry’s historical compliance approach. That rule was challenged by some states and environmental groups and, on December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the implementation of that rule. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from the Pennsylvania Department of Environmental Protection (“PA DEP”). The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation stations in Pennsylvania and identifies PA DEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 6, 2005, AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal district court in West Virginia (“West Virginia DJ Action”). This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia comply with the Clean Air Act. The Attorneys General filed a motion to dismiss the West Virginia DJ Action. It is also possible that the EPA and other state authorities may join or move to transfer the West Virginia DJ Action or, if it is dismissed, that a new action may be filed by the Attorneys General.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued Allegheny in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (“PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania plants that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland AG. Allegheny has filed a motion to stay the PA Enforcement Action. If the Attorneys General’s motion to dismiss the West Virginia DJ Action is denied and the Allegheny motion to stay the PA Enforcement Action is granted, Allegheny may move to have the PA Enforcement Action transferred to and consolidated with the West Virginia DJ Action.

Allegheny intends to vigorously pursue and defend against the environmental matters described above but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of September 30, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability. Allegheny and numerous others are plaintiffs in a similar action filed against Zurich Insurance Company in California, Fuller-Austin Asbestos Settlement Trust, et al. v. Zurich-American Insurance Co., et al., Case No. CGC 04 431719 (Superior Court of California, County of San Francisco).

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of October 12, 2005, Allegheny had 836 open cases remaining in West Virginia, and five in Pennsylvania.

Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Canadian Toxic-Tort Class Action: On June 30, 2005, AE Supply, Monongahela and AGC, along with 18 other companies with coal-fired generating plants, were named as defendants in a toxic-tort, purported class action lawsuit filed in the Ontario Superior Court of Justice. On behalf of a purported class comprised of all persons residing in Ontario within the past six years (and/or their family members or heirs), the named plaintiffs allege that the defendants negligently failed to prevent their plants from emitting air pollutants in such a manner as to cause death and multiple adverse health effects, as well as economic damages, to the plaintiff class. The plaintiffs seek damages in the approximate amount of Canadian $49.1 billion (approximately US $41.6 billion, assuming an exchange rate of 1.18 Canadian dollars per US dollar), along with continuing damages in the amount of Canadian $4.1 billion per year and punitive damages of Canadian $1.0 billion (approximately US $3.5 billion and US $850 million, respectively, assuming an exchange rate of 1.18 Canadian dollars per US dollar) along with such other relief as the court deems just. Allegheny has not yet been served with this lawsuit. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

Ordinary Course of Business: Monongahela is from time to time involved in litigation and other legal disputes in the ordinary course of business. Monongahela is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

NOTE 11: SUBSEQUENT EVENTS

On October 17, 2005, Monongahela issued $70.0 million of 5.375% First Mortgage Bonds due 2015. Monongahela intends to utilize the proceeds to redeem its $70.0 million of outstanding 7 5/8% First Mortgage Bonds due May 2025 on November 19, 2005.

On October 31, 2005, Monongahela fully redeemed its $50.0 million of outstanding $7.73, Series L ($100 par value) Cumulative Preferred Stock. Monongahela paid accrued and unpaid dividends of approximately $1.0 million.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Operating revenues	$246,455	$224,440	$725,088	$688,320

Operating expenses:
Purchased power and transmission	173,571	160,210	504,465	482,174
Deferred energy costs, net	(4,181)	(1,688)	(4,800)	435
Operations and maintenance	25,515	27,022	76,553	79,736
Depreciation and amortization	10,858	10,020	32,270	29,572
Taxes other than income taxes	9,100	8,906	26,861	25,538

Total operating expenses	214,863	204,470	635,349	617,455

Operating income	31,592	19,970	89,739	70,865

Other income, net (Note 7)	2,667	2,091	5,830	5,001

Interest expense	7,495	7,925	21,377	23,377

Income before income taxes	26,764	14,136	74,192	52,489

Income tax expense	10,334	8,442	22,701	21,997

Net income	$16,430	$5,694	$51,491	$30,492

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:

Net income	$51,491	$30,492

Adjustments for non-cash charges and (credits):
Depreciation and amortization	32,270	29,572
Loss (gain) on asset sales	4	(376)
Deferred investment credit and income taxes, net	5,789	14,274
Deferred energy costs, net	(4,800)	435
Other, net	1,285	896

Changes in certain assets and liabilities:
Accounts receivable, net	(16,016)	9,448
Materials and supplies	(293)	(1,344)
Taxes receivable/accrued, net	512	(3,440)
Accounts payable	9,097	(2,482)
Accounts payable to affiliates, net	(9,445)	(4,722)
Accrued interest	3,038	5,763
Collateral deposits held	(7,611)	9,314
Other, net	5,502	6,349

Net cash provided by operating activities	70,823	94,179

Cash Flows From Investing Activities:
Capital expenditures	(54,127)	(48,018)
Proceeds from sale of assets	10,636	635
Decrease (increase) in restricted funds	7,611	(7,414)

Net cash used in investing activities	(35,880)	(54,797)

Cash Flows From Financing Activities:
Note receivable from affiliate	10,944	(27,761)
Issuance of long-term debt	142,427	—
Retirement of long-term debt	(149,615)	—
Cash dividends paid on common stock	(47,079)	(28,877)

Net cash used in financing activities	(43,323)	(56,638)

Net decrease in cash and cash equivalents	(8,380)	(17,256)
Cash and cash equivalents at beginning of period	16,231	31,790

Cash and cash equivalents at end of period	$7,851	$14,534

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$16,668	$16,689

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$7,851	$16,231
Accounts receivable:
Customer	77,198	52,898
Unbilled utility revenue	29,988	40,057
Wholesale and other	6,099	4,634
Allowance for uncollectible accounts	(2,369)	(2,689)
Note receivable from affiliate	3,488	14,432
Materials and supplies	14,541	14,248
Taxes receivable	8,509	7,618
Deferred income taxes	1,922	2,948
Prepaid taxes	8,674	8,759
Regulatory assets	4,627	352
Other	3,990	13,888

Total current assets	164,518	173,376

Property, Plant and Equipment, Net:
Transmission	325,505	323,916
Distribution	1,204,539	1,160,307
Other	71,769	74,998
Accumulated depreciation	(489,812)	(470,008)

Subtotal	1,112,001	1,089,213
Construction work in progress	17,989	14,475

Total property, plant and equipment, net	1,129,990	1,103,688

Other Assets:
Assets held for sale (Note 3)	—	10,779
Other	9,429	9,529

Total other assets	9,429	20,308

Deferred Charges:
Regulatory assets	70,251	64,022
Other	4,808	4,186

Total deferred charges	75,059	68,208

Total Assets	$1,378,996	$1,365,580

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$30,818	$21,721
Accounts payable to affiliates, net	39,122	48,968
Accrued taxes	11,091	9,687
Accrued interest	6,690	3,652
Other	25,676	31,005

Total current liabilities	113,397	115,033

Long-term Debt (Note 2)	418,525	417,908

Deferred Credits and Other Liabilities:
Investment tax credit	5,875	6,614
Non-current income taxes payable	57,561	57,561
Deferred income taxes	189,883	183,895
Obligations under capital leases	5,154	6,210
Regulatory liabilities	174,303	168,862
Other	8,786	8,397

Total deferred credits and other liabilities	441,562	431,539

Commitments and Contingencies (Note 9)

Stockholder’s Equity:
Common stock—$0.01 par value per share, 26,000,000 shares authorized and 22,385,000 shares outstanding	224	224
Other paid-in capital	221,144	221,144
Retained earnings	184,143	179,731
Accumulated other comprehensive income	1	1

Total stockholder’s equity	405,512	401,100

Total Liabilities and Stockholder’s Equity	$1,378,996	$1,365,580

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

The Potomac Edison Company, together with its consolidated subsidiaries (“Potomac Edison”), is a regulated wholly owned subsidiary of Allegheny Energy, Inc. (“AE,” and together with its consolidated subsidiaries, “Allegheny”). Potomac Edison, along with its regulated utility affiliates, Monongahela Power Company (“Monongahela”) and West Penn Power Company, collectively doing business as Allegheny Power, operates electric transmission and distribution (“T&D”) systems. Potomac Edison operates an electric T&D system in Maryland, Virginia and West Virginia. Potomac Edison currently operates under a single business segment, Delivery and Services.

Potomac Edison is subject to regulation by the Securities and Exchange Commission (“SEC”), the Maryland Public Service Commission, the Public Service Commission of West Virginia, the Virginia State Corporation Commission and the Federal Energy Regulatory Commission (“FERC”).

Potomac Edison is subject to regulation by the SEC under the Public Utility Holding Company Act of 1935 (“PUHCA”). Currently, PUHCA imposes financial and operational conditions and restrictions on many aspects of Potomac Edison’s business. For example, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities and for the sale or acquisition of utility assets. On August 8, 2005, the Energy Policy Act of 2005 (the “Energy Policy Act”) was enacted. The Energy Policy Act provides for the repeal of PUHCA effective February 2006. Following PUHCA’s repeal, Potomac Edison will continue to be subject to substantial regulation, including increased authority of FERC. The Energy Policy Act provides FERC additional jurisdiction over utility mergers, acquisitions and certain asset transfers. FERC has issued notices of proposed rulemaking related to the implementation of the Energy Policy Act. Potomac Edison is assessing the impact this legislation and FERC’s proposed rules will have on its operations.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs all of the people who are employed by Allegheny. On September 19, 2005, AE entered into a Professional Services Agreement (the “PSA”) with Electronic Data Systems Corporation (“EDS”) and EDS Information Services, L.L.C. (“EIS”, together with EDS, the “Service Provider”). On November 1, 2005, the Service Provider assumed responsibility for many of Allegheny’s information technology functions and the coordination and installation of an enterprise resource planning system. Unless extended by AE, the PSA will expire on December 31, 2012. Most of the AESC employees performing Allegheny’s information technology functions were offered employment with EDS.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2005 and 2004, cash flows for the nine months ended September 30, 2005 and 2004 and financial position at September 30, 2005 and December 31, 2004. Because of the seasonal nature of Potomac Edison’s utility operations, results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1, Risk Factors, “Other Risk Factors Associated with Our Business,” in the 2004 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the financial statement presentation for the current period.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries,

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

depending on the level of pre-tax income. Income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, consolidated tax savings, tax credits, the effects of utility rate-making and certain non-deductible expenses, as well as an additional tax benefit recorded during the second quarter of 2005, which is described below.

During the second quarter of 2005, Allegheny determined that it had not claimed certain income tax deductions in its 2003 income tax returns relating to commodity trading contracts. Allegheny plans to file amended 2003 federal and state income tax returns to claim these additional deductions, which will increase Potomac Edison’s allocated share of net consolidated tax savings. Accordingly, Potomac Edison recorded a tax benefit of $0.5 million during the second quarter of 2005 to recognize the additional tax savings.

NOTE 2: DEBT

On August 15, 2005, Potomac Edison issued $145 million of 5.125% First Mortgage Bonds due 2015. Approximately $143 million of the proceeds, together with available cash, was used to redeem Potomac Edison’s $65 million of outstanding 7.75% First Mortgage Bonds due 2025 and its $80 million of outstanding 7.625% First Mortgage Bonds due 2025.

As of September 30, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized discounts of $1.5 million, were as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$—	$—	$320.0	$320.0
Medium-Term Notes	—	100.0	—	—	—	—	100.0

Total	$—	$100.0	$—	$—	$—	$320.0	$420.0

At September 30, 2005, substantially all of Potomac Edison’s properties were held subject to the lien securing its First Mortgage Bonds.

NOTE 3: ASSET SALE

During May 2005, Potomac Edison completed the sale of its Hagerstown, Maryland property for $10.6 million in net cash proceeds.

NOTE 4: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	September 30, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$55.7	$15.5	$55.2	$14.9
Software	0.3	0.2	0.3	0.2

Total	$56.0	$15.7	$55.5	$15.1

Amortization expense for intangible assets was $0.2 million for both the three months ended September 30, 2005 and three months ended September 30, 2005. Amortization expense for intangible assets was $0.6 million for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004.

Amortization expense is estimated to be $0.8 million annually for 2005 through 2009.

NOTE 5: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Potomac Edison recorded AROs related to underground and aboveground storage tanks. Potomac Edison also has identified a number of AROs associated with certain of its transmission assets that have not been recorded, because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potomac Edison’s ARO balances were $0.2 million at September 30, 2005 and December 31, 2004.

Estimated removal costs of $168.3 million and $162.3 million at September 30, 2005 and December 31, 2004, respectively, that are not qualified as AROs are being recovered through the ratemaking process. These amounts are shown as regulatory liabilities in the consolidated balance sheets.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which will require entities with an ARO that is conditional on a future event to record the ARO, even if the event has not yet occurred and uncertainty exists as to the timing and method of settlement. This interpretation is effective for fiscal years ending after December 15, 2005. Obligations recorded as a result of the adoption of FIN 47 will be presented as a cumulative effect due to a change in accounting principle. Potomac Edison currently is evaluating the impact of FIN 47.

NOTE 6: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Potomac Edison is responsible for its proportionate share of the net periodic cost for pension benefits and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by Allegheny, through AESC. Potomac Edison’s share of the costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Pension	$1.4	$1.2	$4.0	$3.5
Medical and life insurance	$1.3	$1.1	$3.7	$3.2

NOTE 7: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Potomac Edison’s other income and expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premium services	$0.9	$0.4	$1.9	$1.2
Coal brokering income	0.4	0.5	1.5	1.5
Interest and dividend income	0.6	0.2	1.1	0.5
Gain on sale of land	—	0.1	—	0.4
Other	0.7	0.9	1.3	1.4

Total	$2.6	$2.1	$5.8	$5.0

NOTE 8: VARIABLE INTEREST ENTITIES

Potomac Edison has a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FASB’s Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). Potomac Edison has been unable to obtain certain information from the IPP necessary to determine if the variable interest entity (“VIE”) should be consolidated under FIN 46R.

Potomac Edison had power purchases from this IPP in the amount of $26.7 million and $25.8 million for the three months ended September 30, 2005 and 2004, respectively. Potomac Edison had power purchases from this IPP in the amount of $79.3 million and $70.3 million for the nine months ended September 30, 2005 and 2004, respectively. Potomac Edison recovers the full amount of the cost of the applicable power contract in its rates charged to consumers. Potomac Edison is not subject to any risk of loss associated with the VIE, because it does not have any obligation to the IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Potomac Edison and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Potomac Edison and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of September 30, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability. Allegheny and numerous others are plaintiffs in a similar action filed against Zurich Insurance Company in California, Fuller-Austin Asbestos Settlement Trust, et al. v. Zurich-American Insurance Co., et al., Case No. CGC 04 431719 (Superior Court of California, County of San Francisco).

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of October 12, 2005, Allegheny had 836 open cases remaining in West Virginia, and five in Pennsylvania.

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

ALLEGHENY GENERATING COMPANY

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Operating revenues	$17,358	$17,002	$50,941	$52,043

Operating expenses:
Operations and maintenance	1,152	1,312	3,358	4,729
Depreciation	4,338	4,313	12,884	12,815
Taxes other than income taxes	737	812	2,211	2,436

Total operating expenses	6,227	6,437	18,453	19,980

Operating income	11,131	10,565	32,488	32,063

Other income, net	58	30	187	66

Interest expense	1,795	2,109	5,598	6,406

Income before income taxes	9,394	8,486	27,077	25,723

Income tax expense	1,985	1,757	4,547	6,188

Net income	$7,409	$6,729	$22,530	$19,535

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$22,530	$19,535

Adjustments for non-cash charges and (credits):
Depreciation	12,884	12,815
Deferred investment credit and income taxes, net	(5,329)	(4,528)
Other, net	214	214

Changes in certain assets and liabilities:
Accounts receivable due from/payable to affiliates, net	473	4,933
Materials and supplies	(157)	913
Accounts payable	(21)	—
Accrued taxes	1,015	258
Accrued interest	(1,719)	(1,719)
Other, net	640	593

Net cash provided by operating activities	30,530	33,014

Cash Flows From Investing Activities:
Capital expenditures	(6,504)	(7,045)

Cash Flows From Financing Activities:
Note payable to parent	(15,000)	(10,000)
Cash dividends paid on common stock	(16,200)	(12,500)

Net cash used in financing activities	(31,200)	(22,500)

Net (decrease) increase in cash and cash equivalents	(7,174)	3,469
Cash and cash equivalents at beginning of period	7,500	2,272

Cash and cash equivalents at end of period	$326	$5,741

Supplemental Cash Flow Information:
Cash paid for interest	$7,102	$7,910

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$326	$7,500
Materials and supplies	1,588	1,431
Other	16	260

Total current assets	1,930	9,191

Property, Plant and Equipment, Net:
Generation	789,712	782,666
Transmission	47,137	43,642
Other	2,959	3,219
Accumulated depreciation	(312,120)	(303,745)

Subtotal	527,688	525,782
Construction work in progress	5,084	13,370

Total property, plant and equipment, net	532,772	539,152

Deferred Charges:
Regulatory assets	8,566	8,752
Other	99	102

Total deferred charges	8,665	8,854

Total Assets	$543,367	$557,197

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS (continued)

(unaudited)

(In thousands)	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5	$26
Accounts payable to affiliates, net	974	501
Accrued taxes	4,092	3,077
Accrued Interest	573	2,292
Other	395	—

Total current liabilities	6,039	5,896

Long-term Debt:
Long-term debt (Note 2)	99,417	99,393
Long-term note payable to parent	—	15,000

Total long-term debt	99,417	114,393

Deferred Credits and Other Liabilities:
Investment tax credit	37,603	38,593
Non-current income taxes payable	17,544	17,544
Deferred income taxes	152,004	155,712
Regulatory liabilities	23,940	24,571

Total deferred credits and other liabilities	231,091	236,420

Commitments and Contingencies (Note 4)

Stockholders’ Equity:

Common stock—$1.00 par value per share, 5,000 shares authorized and 1,000 shares outstanding	1	1
Other paid-in capital	172,669	172,669
Retained earnings	34,150	27,818

Total stockholders’ equity	206,820	200,488

Total Liabilities and Stockholders’ Equity	$543,367	$557,197

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy Supply Company, LLC (“AE Supply”) and Monongahela Power Company (“Monongahela” and together with AE Supply, the “Parents”), own 100% of Allegheny Generating Company (“AGC”). AE Supply owns 77.03% and Monongahela owns 22.97% of AGC. AGC owns an undivided 40% interest (1,010 megawatts (“MW”)) in the 2,525 MW pumped storage, hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. AGC sells its generation capacity to its Parents. AGC operates under a single business segment, Generation and Marketing.

AGC is subject to regulation by the Securities and Exchange Commission (“SEC”), the Virginia State Corporation Commission and the Federal Energy Regulatory Commission (“FERC”).

AGC is subject to regulation by the SEC under the Public Utility Holding Company Act of 1935 (“PUHCA”). Currently, PUHCA imposes financial and operational conditions and restrictions on many aspects of AGC’s business. For example, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities and for the sale or acquisition of utility assets. On August 8, 2005, the Energy Policy Act of 2005 (the “Energy Policy Act”) was enacted. The Energy Policy Act provides for the repeal of PUHCA effective February 2006. Following PUHCA’s repeal, AGC will continue to be subject to substantial regulation, including increased authority of FERC. The Energy Policy Act provides FERC additional jurisdiction over utility mergers, acquisitions and certain asset transfers. FERC has issued notices of proposed rulemaking related to the implementation of the Energy Policy Act. AGC is assessing the impact this legislation and FERC’s proposed rules will have on its operations.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs all of the people who are employed by Allegheny. On September 19, 2005, AE entered into a Professional Services Agreement (the “PSA”) with Electronic Data Systems Corporation (“EDS”) and EDS Information Services, L.L.C. (“EIS”, together with EDS, the “Service Provider”). On November 1, 2005, the Service Provider assumed responsibility for many of Allegheny’s information technology functions and the coordination and installation of an enterprise resource planning system. Unless extended by AE, the PSA will expire on December 31, 2012. Most of the AESC employees performing Allegheny’s information technology functions were offered employment with EDS.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2005 and 2004, cash flows for the nine months ended September 30, 2005 and 2004 and financial position at September 30, 2005 and December 31, 2004.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Income tax expense differs from an amount calculated at the federal statutory rate of 35%, principally due to allocation of consolidated tax savings, state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses.

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2: DEBT

AGC did not issue any debt during the nine months ended September 30, 2005. AGC repaid $15.0 million of its note payable to AE Supply during the nine months ended September 30, 2005.

As of September 30, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized debt discounts of $0.6 million, are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

NOTE 3: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	September 30, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$1.5	$0.8	$1.4	$0.7
Software	0.2	0.1	0.2	0.1

Total	$1.7	$0.9	$1.6	$0.8

Amortization expense for intangible assets was not material for the three and nine months ended September 30, 2005 and 2004.

Annual amortization expense for 2005 through 2009 is not expected to be material.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 14, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Canadian Toxic-Tort Class Action

On June 30, 2005, AE Supply, Monongahela and AGC, along with 18 other companies with coal-fired generating plants, were named as defendants in a toxic-tort, purported class action lawsuit filed in the Ontario Superior Court of Justice. On behalf of a purported class comprised of all persons residing in Ontario within the past six years (and/or their family members or heirs), the named plaintiffs allege that the defendants negligently failed to prevent their plants from emitting air pollutants in such a manner as to cause death and multiple adverse health effects, as well as economic damages, to the plaintiff class. The plaintiffs seek damages in the approximate amount of Canadian $49.1 billion (approximately US $41.6 billion, assuming an exchange rate of 1.18 Canadian dollars per US dollar), along with continuing damages in the amount of Canadian $4.1 billion per year and punitive damages of Canadian $1.0 billion (approximately US $3.5 billion and US $850 million, respectively, assuming an exchange rate of 1.18 Canadian dollars per US dollar) along with such other relief as the court deems just. Allegheny has not yet been served with this lawsuit. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

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

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These include statements with respect to:

•	rate regulation and the status of retail generation service supply competition in states served by the Distribution Companies;

•	financing plans;

•	demand for energy and the cost and availability of raw materials, including coal;

•	PLR and power supply contracts;

•	results of litigation;

•	results of operations;

•	internal controls and procedures;

•	capital expenditures;

•	status and condition of plants and equipment;

•	capacity purchase commitments;

•	regulatory matters; and

•	asset sales and transfers.

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following:

•	changes in the price of power and fuel for electric generation;

•	general economic and business conditions;

•	changes in access to capital markets;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	any failure to consummate, or delay in the consummation of, any contemplated asset sales or transfers;

•	environmental regulations;

•	the results of regulatory proceedings, including proceedings related to rates;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in the weather and other natural phenomena;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	changes in laws and regulations applicable to Allegheny, its markets or its activities;

•	the loss of any significant customers or suppliers;

•	dependence on other electric transmission systems and their constraints on availability;

•	changes in PJM market rules, including changes to participant rules and tariffs;

•	the effect of accounting guidance issued periodically by accounting standard-setting bodies and accounting issues facing our organization; and

•	the continuing effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, “Risk Factors,” in the 2004 Annual Report on Form 10-K.

ALLEGHENY RESULTS OF OPERATIONS

Overview

Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric power to customers in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. AE, Allegheny’s parent holding company, was incorporated in Maryland in 1925. Allegheny operates its business primarily through AE’s various directly and indirectly owned subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2004 Annual Report on Form 10-K.

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS OF OPERATIONS

Income (Loss) Summary

	Three months ended September 30, 2005				Three months ended September 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$731.0	$496.4	$(382.4)	$845.0	$689.3	$417.6	$(383.6)	$723.3

Fuel consumed in electric generation	—	(211.5)	—	(211.5)	—	(163.1)	—	(163.1)
Purchased power and transmission	(485.2)	(18.5)	379.6	(124.1)	(443.7)	(23.4)	381.2	(85.9)
Impairment charge on Ohio T&D assets	(30.5)	—	—	(30.5)	—	—	—	—
Deferred energy costs, net	4.2	—	—	4.2	1.7	—	—	1.7
Operations and maintenance	(112.1)	(72.8)	2.8	(182.1)	(104.5)	(88.1)	2.4	(190.2)
Depreciation and amortization	(38.2)	(38.5)	—	(76.7)	(37.4)	(37.7)	—	(75.1)
Taxes other than income taxes	(32.9)	(20.4)	—	(53.3)	(32.9)	(18.7)	—	(51.6)

Total operating expenses	(694.7)	(361.7)	382.4	(674.0)	(616.8)	(331.0)	383.6	(564.2)

Operating income	36.3	134.7	—	171.0	72.5	86.6	—	159.1
Other income and expenses, net	4.7	3.0	(0.4)	7.3	2.9	0.4	(0.2)	3.1
Interest expense and preferred dividends	(25.0)	(88.5)	0.4	(113.1)	(31.5)	(59.9)	0.1	(91.3)

Income from continuing operations before income taxes and minority interest	16.0	49.2	—	65.2	43.9	27.1	(0.1)	70.9
Income tax expense from continuing operations	(5.3)	(16.1)	—	(21.4)	(13.7)	(12.4)	—	(26.1)
Minority interest	—	(0.4)	—	(0.4)	—	5.9	—	5.9

Income from continuing operations	10.7	32.7	—	43.4	30.2	20.6	(0.1)	50.7
Loss from discontinued operations, net of tax	(6.8)	(0.9)	—	(7.7)	(25.2)	(402.4)	0.1	(427.5)

Net income (loss)	$3.9	$31.8	$—	$35.7	$5.0	$(381.8)	$—	$(376.8)

	Nine months ended September 30, 2005				Nine months ended September 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$2,133.6	$1,317.8	$(1,137.7)	$2,313.7	$2,069.2	$1,160.4	$(1,162.0)	$2,067.6

Fuel consumed in electric generation	—	(551.5)	—	(551.5)	—	(465.9)	—	(465.9)
Purchased power and transmission	(1,406.3)	(61.5)	1,130.6	(337.2)	(1,336.3)	(65.0)	1,154.5	(246.8)
Impairment charge on Ohio T&D assets	(30.5)	—	—	(30.5)	—	—	—	—
Deferred energy costs, net	4.8	—	—	4.8	(0.4)	—	—	(0.4)
Operations and maintenance	(296.3)	(256.4)	7.1	(545.6)	(309.2)	(322.2)	7.5	(623.9)
Depreciation and amortization	(115.3)	(115.2)	—	(230.5)	(111.1)	(111.8)	—	(222.9)
Taxes other than income taxes	(98.9)	(61.2)	—	(160.1)	(96.7)	(53.0)	—	(149.7)

Total operating expenses	(1,942.5)	(1,045.8)	1,137.7	(1,850.6)	(1,853.7)	(1,017.9)	1,162.0	(1,709.6)

Operating income	191.1	272.0	—	463.1	215.5	142.5	—	358.0
Other income and expenses, net	16.9	17.6	(0.7)	33.8	14.4	1.4	(0.2)	15.6
Interest expense and preferred dividends	(102.0)	(268.3)	0.6	(369.7)	(97.1)	(207.7)	0.1	(304.7)

Income (loss) from continuing operations before income taxes and minority interest	106.0	21.3	(0.1)	127.2	132.8	(63.8)	(0.1)	68.9
Income tax (expense) benefit from continuing operations	(28.7)	(25.9)	—	(54.6)	(49.2)	24.0	—	(25.2)
Minority interest	—	(0.9)	—	(0.9)	—	4.8	—	4.8

Income (loss) from continuing operations	77.3	(5.5)	(0.1)	71.7	83.6	(35.0)	(0.1)	48.5
Loss from discontinued operations, net of tax	(2.5)	(9.4)	0.1	(11.8)	(15.4)	(416.2)	0.1	(431.5)

Net income (loss)	$74.8	$(14.9)	$—	$59.9	$68.2	$(451.2)	$—	$(383.0)

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS

This section is an overview of AE’s consolidated results of operations. A more detailed discussion of the results of operations for each business segment follows this consolidated overview.

Operating Revenues

Operating revenues increased $121.7 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to:

•	increased revenues associated with the sale of generation into PJM at market prices. This generation was previously sold at below-market prices to serve commercial and industrial PLR customers in Maryland,

•	increased MWhs generated and

•	increased revenues resulting from increases in residential and commercial revenues due to customer growth, increased customer usage as a result of a 55.1% increase in cooling degree-days and the implementation of market-based rates for Maryland commercial and industrial customers.

Operating revenues increased $246.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	increased net PJM revenues due to unplanned outages during 2004 at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1,

•	increased revenues associated with the sale of generation into PJM at market prices. This generation was previously sold at below-market prices to serve commercial and industrial PLR customers in Maryland,

•	increased MWhs generated and

•	increased revenues resulting from increases in residential and commercial revenues due to customer growth, increased customer usage as a result of a 35.7% increase in cooling degree-days and the implementation of market-based rates for Maryland commercial and industrial customers.

Operating Income

Operating income increased $11.9 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, due to:

•	a $121.7 million increase in operating revenues,

•	offset by a $109.8 million increase in operating expenses.

For the three months ended September 30, 2005, operating expenses increased primarily as a result of a $30.5 million impairment charge recorded on Ohio T&D assets and increases in fuel consumed in electric generation and purchased power and transmission expense, partially offset by decreases in operations and maintenance expense. Fuel consumed in electric generation increased due to increased coal prices and an increase in MWhs generated at Allegheny’s coal-fired plants. Purchased power and transmission expense increased as a result of the commencement in 2005 of market-based purchases to serve commercial and industrial customers in Maryland, increased prices to serve commercial and industrial customers in Ohio and increased MWhs purchased to service PLR load. Operation and maintenance expense decreased in part due to decreased contract work, primarily due to the receipt of insurance recoveries related to Hatfield’s Ferry Unit No. 2. Decreased insurance expense as a result of reduced claims and decreased uncollectible expense as a result of improved collections also contributed to the decrease in operations and maintenance expense.

Operating income increased $105.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, due to:

•	a $246.1 million increase in operating revenues,

•	offset by a $141.0 million increase in operating expenses.

For the nine months ended September 30, 2005, operating expenses increased primarily as a result of a $30.5 million impairment charge recorded on Ohio T&D assets and increases in fuel consumed in electric generation and purchased power and transmission expense, partially offset by decreases in operations and maintenance expense. Fuel consumed in electric generation increased due to increased coal prices, and an increase in MWhs generated at Allegheny’s coal-fired plants. Purchased power and transmission expense increased as a result of the commencement in 2005 of market-based purchase contracts for large commercial and industrial customers in Maryland, increased prices to serve commercial and industrial customers in Ohio and increased MWhs purchased to service PLR load. In addition, the qualifying of certain contracts as normal purchase normal sale contracts also contributed to the increase in purchased power and transmission expense. Operation and maintenance expense decreased in part due to decreased contract work, primarily due to the receipt of insurance recoveries related to Hatfield’s Ferry Unit No. 2. Decreased insurance expense as a result of reduced claims and decreased uncollectible expense as a result of improved collections also contributed to the decrease in operations and maintenance expense.

Continuing Operations

Income from continuing operations decreased $7.3 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $21.8 million increase in interest expense and preferred dividends,

•	partially offset by an $11.9 million increase in operating income and

•	a $4.7 million decrease in income tax expense.

For the three months ended September 30, 2005, interest expense and preferred dividends increased primarily due to the premium and associated costs to redeem AE Supply’s outstanding 10.25% and 13% Senior Notes. Other income and expenses, net, increased primarily due to increased interest income on investments.

Income from continuing operations increased $23.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $105.1 million increase in operating income and

•	an $18.2 million increase in other income and expenses, net,

•	partially offset by a $65.0 million increase in interest expense and preferred dividends and

•	a $29.4 million increase in income tax expense.

For the nine months ended September 30, 2005, other income and expenses, net, increased, primarily as a result of $11.2 million in cash received from a former trading executive’s forfeited assets and increased interest income on investments. Interest expenses increased primarily due to the premium and associated costs to redeem AE Supply’s outstanding 10.25% and 13% Senior Notes, interest recorded in connection with a court decision in the litigation involving Merrill Lynch and interest related to the April 2005 tender offer by AE and Capital Trust for Capital Trust’s outstanding Trust Preferred Securities, partially offset by lower interest rates and a reduction in average debt outstanding.

Income Tax Expense

Income tax expense for the three months ended September 30, 2005 was lower than the tax expense calculated at the federal statutory tax rate, primarily due to a $3.8 million benefit resulting from the issuance by a subsidiary of West Penn of $115 million in Series 2005-A Transition Bonds, as described in Note 1 “Basis of Presentation,” to the Consolidated Financial Statements.

Income tax expense for the nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004 were higher than tax expense calculated at the federal statutory tax rate, primarily due to:

•	a $3.8 million charge to adjust state deferred income tax assets relating to 2003, as described in Note 1, “Basis of Presentation,” to the Consolidated Financial Statements and

•	a $1.9 million charge to adjust state deferred income tax assets resulting from the change in Ohio tax law, as described in Note 1, “Basis of Presentation,” to the Consolidated Financial Statements,

•	partially offset by a $3.8 million benefit resulting from the issuance by a subsidiary of West Penn of $115 million in 4.46% Transition Bonds, Series 2005-A and state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses.

Discontinued Operations

Allegheny recorded losses from discontinued operations of $7.7 million and $427.5 million for the three months ended September 30, 2005 and 2004, respectively, and $11.8 million and $431.5 million for the nine months ended September 30, 2005 and 2004, respectively, related to agreements to sell, or decisions to sell, certain non-core assets.

The $419.8 million and $419.7 million decreases in losses from discontinued operations for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 were primarily due to approximately $425 million of net impairment charges recorded during the third quarter of 2004.

See Note 3, “Discontinued Operations and Assets Held for Sale,” to the Consolidated Financial Statements for additional information.

ALLEGHENY ENERGY, INC.—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

AE’s Delivery and Services Segment Results

Net income for the Delivery and Services segment decreased $1.1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, due to:

•	a $36.2 million decrease in operating income,

•	partially offset by a $1.8 million increase in other income,

•	a $6.5 million decrease in interest expense and preferred dividends,

•	an $8.4 million decrease in income tax expense from continuing operations and

•	an $18.4 million decrease in losses from discontinued operations.

Net income for the Delivery and Services segment increased $6.6 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $20.5 million decrease in income tax expense,

•	a $2.5 million increase in other income and expenses, net, and

•	a $12.9 million decrease in losses from discontinued operations,

•	partially offset by a $24.4 million decrease in operating income and

•	a $4.9 million increase in interest expense and preferred dividends.

Operating Revenues

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Electricity sales (million KWhs):
Residential	4,394	3,825	14.9%	12,694	12,066	5.2%
Commercial	2,946	2,767	6.5%	8,241	7,931	3.9%
Industrial	4,882	5,065	(3.6)%	15,106	15,278	(1.1)%
Other	25	25	—%	76	76	—%

Total electricity sales	12,247	11,682	4.8%	36,117	35,351	2.2%

Heating degree-days*	23	52	(55.8)%	3,337	3,415	(2.3)%
Cooling degree-days*	799	515	55.1%	1,065	785	35.7%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Operating revenues for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Retail electric:
Residential	$300.6	$264.9	$873.8	$833.2
Commercial and industrial	378.1	365.7	1,115.2	1,081.4
Other	3.8	3.7	11.4	11.1

Total retail electric	682.5	634.3	2,000.4	1,925.7

Transmission services and bulk power	29.3	34.0	86.8	94.8
Other affiliated and nonaffiliated energy services	19.2	21.0	46.4	48.7

Total Delivery and Services revenues	$731.0	$689.3	$2,133.6	$2,069.2

Operating revenues increased $41.7 million and $64.4 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004. These increases were primarily due to increased retail electric revenues, partially offset by decreased transmission services and bulk power revenues.

Retail electric revenues increased $48.2 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	an $8.9 million increase as a result of a 1.4% growth in customers,

•	a $24.4 million increase as a result of the 55.1% increase in cooling degree-days, partially offset by reduced industrial and commercial usage resulting from the switch by certain customers to alternative service providers and

•	a $17.1 million increase as a result of serving Maryland commercial and industrial customers at market-based rates,

•	partially offset by an aggregate $2.2 million decrease related to the price and volume mix of MWhs sold to customers.

Commercial and industrial revenues increased in the aggregate as a result of market-based pricing for the generation component of rates in Maryland and a 6.5% increase in commercial MWhs sold. Commercial MWhs sold increased due to a 1.9% increase in the average number of customers and increased customer usage. These increases were partially offset by reduced PLR revenues that resulted from the switch by certain commercial and industrial customers to alternative service providers for their electricity generation requirements.

Retail electric revenues increased $74.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $26.6 million increase as a result of a 1.3% growth in customers,

•	a $3.3 million increase as a result of the 35.7% increase in cooling degree-days, partially offset by reduced industrial and commercial usage resulting from the switch by certain customers to alternative service providers,

•	a $38.3 million increase as a result of serving Maryland commercial and industrial customers at market-based rates, and

•	an aggregate $6.5 million increase related to the price and volume mix of MWhs sold to customers.

Commercial and industrial revenues increased in the aggregate as a result of market-based pricing for the generation component of rates in Maryland and a 3.9% increase in commercial MWhs sold. Commercial MWhs sold increased due to a 1.9% increase in the average number of customers and increased customer usage. These increases were partially offset by reduced PLR revenues that resulted from the switch by certain commercial and industrial customers to alternative service providers for their electricity generation requirements.

Transmission services and bulk power revenues decreased by $4.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $8.7 million decrease in transmission revenues, primarily as a result of the expiration of certain transition credits that were related to Allegheny’s entry into the PJM regional transmission system,

•	partially offset by a $4.0 million increase in bulk power revenues, primarily resulting from increased power sales at higher prices related to the AES Warrior Run PURPA generation facility.

Transmission services and bulk power revenues decreased by $8.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $21.1 million decrease in transmission revenues, primarily as a result of the expiration of certain transition credits that were related to Allegheny’s entry into the PJM regional transmission system,

•	partially offset by a $13.9 million increase in bulk power revenues, primarily resulting from increased power sales at higher prices related to the AES Warrior Run PURPA generation facility.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents the Distribution Companies’ power purchases from, and exchanges with, other companies (primarily AE Supply) as well as purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Other purchased power and transmission	$432.0	$391.9	$1,250.4	$1,188.3
From PURPA generation *	53.2	51.8	155.9	148.0

Total purchased power and transmission	$485.2	$443.7	$1,406.3	$1,336.3

* PURPA cost (cents per KWh sold)	5.3	5.4	5.3	5.3

Other purchased power primarily consists of the Distribution Companies’ purchases of energy from AE Supply. The Distribution Companies have long-term power purchase agreements with AE Supply, under which AE Supply provides the Distribution Companies with the majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. The amount of power purchased under these agreements that is subject to the market-based pricing component increases each year through the applicable transition period. The transition period for large commercial and industrial customers in Maryland has ended. As of January 1, 2005, Potomac Edison is purchasing power at market prices from AE Supply and other nonaffiliated companies to satisfy these customer obligations in Maryland, respectively.

Other purchased power and transmission increased by $40.1 million and $62.1 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, primarily due to increased purchased power expense at Monongahela and Potomac Edison related to market purchases for certain customers in Ohio and Maryland.

Purchased power from PURPA generation increased $1.4 million and $7.9 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, primarily due to increased purchased generation from the AES Warrior Run PURPA generation facility, because it was dispatched at a greater amount during 2005, as compared to the same periods in 2004.

Impairment Charge on Ohio T&D Assets: The Delivery and Services segment recorded an impairment charge in connection with the anticipated sale of Monongahela’s Ohio T&D assets during the three months ended September 30, 2005 of $30.5 million. The impairment charge was recorded based on the estimated value, at September 30, 2005, of Monongahela’s power sales agreement with Columbus Southern Power Company to provide power at below-market prices from the time of closing through May 31, 2007, partially offset by approximately $8.0 million, representing the purchase price less the estimated net book value of the assets at the time of closing and approximately $2.0 million in expenses associated with the sale.

Deferred Energy Costs, Net: Deferred energy costs, net for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Deferred energy costs, net	$(4.2)	$(1.7)	$(4.8)	$0.4

Deferred energy costs, net, are primarily related to the recovery of net costs associated with purchases from the AES Warrior Run PURPA generation facility and the deferral of market-based generation costs.

To satisfy its obligations under PURPA, Allegheny, through its subsidiary, Potomac Edison, entered into a long-term contract to purchase capacity and energy from the AES Warrior Run PURPA generation facility through the beginning of 2030. Potomac Edison is authorized by the Maryland PSC to recover all contract costs from the AES Warrior Run PURPA generation facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, by means of a retail revenue surcharge (the “AES Warrior Run Surcharge”). Any under-recovery or over-recovery of net costs is being deferred on Potomac Edison’s Consolidated Balance Sheets as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge. Because the AES Warrior Run Surcharge represents a dollar-for-dollar recovery of net contract costs, AES Warrior Run Surcharge revenues or revenues from sales of AES Warrior Run output do not impact Potomac Edison’s net income. Effective January 1, 2005, Allegheny sells all of the output it purchases from the AES Warrior Run facility to a non-affiliated third party, through a competitive bidding process approved by the Maryland PSC. During 2004 the output purchased from the AES Warrior Run facility was sold to AE Supply.

Operations and Maintenance: Operations and maintenance expenses for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$112.1	$104.5	$296.3	$309.2

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses increased $7.6 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	approximately $15 million of litigation accruals associated with the LTI arbitration,

•	partially offset by a $1.2 million decrease in salaries and wages,

•	a $2.2 million decrease in uncollectible expense and

•	a $2.7 million decrease in cost of goods sold related to unregulated businesses.

The decrease in salaries and wages was a result of decreases in the number of employees and severance costs. The decrease in uncollectible expense was a result of improved collections, an increase in the amount and use of security deposits and the reduction of the number of customers on, and the amount of, payment agreements. The decrease in cost of goods sold was due to reductions in equipment procurement and subcontracting costs associated with Allegheny Energy Solutions’ engineering and construction project for SMEPA, as well as the sale of an unregulated business in 2005.

Operations and maintenance expenses decreased $12.9 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $3.0 million decrease in salaries and wages,

•	an aggregate $8.3 million decrease in contract work and outside services,

•	$3.5 million of certain inventory write-offs during the three months ended March 31, 2004, which did not recur during the same period in 2005,

•	a $5.6 million decrease in uncollectible expense,

•	a $6.7 million decrease in cost of goods sold and

•	a $1.9 million decrease in insurance expenses,

•	partially offset by approximately $15 million of litigation accruals associated with the LTI arbitration.

The decrease in salaries and wages was a result of decreases in the number of employees and severance costs. The decrease in contract work and outside services was a result of a reduction in the use of outside consultants. The decrease in uncollectible expense was a result of improved collections, increased use of security deposits and the reduction of the number of customers on, and the amount of, payment agreements. The decrease in cost of goods sold materials expense was due to reductions in equipment procurement and subcontracting costs associated with Allegheny Energy Solutions’ engineering and construction project for SMEPA. The decrease in insurance expense resulted from a decrease in the amount of claims and premiums.

For additional information regarding the LTI arbitration, see Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Depreciation and Amortization: Depreciation and amortization expenses for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Depreciation and amortization	$38.2	$37.4	$115.3	$111.1

Depreciation and amortization expenses increased $4.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as a result of net property, plant and equipment additions.

Taxes Other Than Income Taxes: Taxes other than income taxes for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$32.9	$32.9	$98.9	$96.7

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes and property taxes.

Taxes other than income taxes increased $2.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as a result of an increase in state gross receipts taxes due to an increase in regulated utility revenues.

Other Income and Expenses, Net

Other income and (expenses), net, for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Other income and expenses, net	$4.7	$2.9	$16.9	$14.4

Other income and expenses, net, represent non-operating income and expenses before income taxes.

Other income and expenses, net, increased $1.8 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as the result of a $1.2 million increase in interest income on investments.

Other income and expenses, net, increased $2.5 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as the result of $3.7 million in proceeds received from unregulated investments that previously were completely impaired.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Interest expense and preferred dividends	$25.0	$31.5	$102.0	$97.1

Interest expense and preferred dividends decreased $6.5 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to interest expense savings of $7.2 million on long-term debt.

Interest expense decreased due to the refinancing at lower rates during November of 2004 of $175 million of Potomac Edison’s outstanding First Mortgage Bonds, the tender offer for and conversion of AE’s Trust Preferred Securities during the second quarter of 2005 and the repayment of notes and bonds by West Penn during 2004 and 2005.

Interest expense and preferred dividends increased $4.9 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to:

•	$21.0 million in non-recurring expense related to the April 2005 tender offer by AE and Capital Trust for Capital Trust’s outstanding Trust Preferred Securities,

•	partially offset by interest expense savings of $17.7 million on long-term debt.

Interest expense decreased due to the refinancing at lower rates during November of 2004 of $175 million of Potomac Edison’s outstanding First Mortgage Bonds, the tender offer for and conversion of AE’s Trust Preferred Securities during the second quarter of 2005 and the repayment of notes and bonds by West Penn during 2004 and 2005.

For additional information regarding Allegheny’s short-term and long-term debt, see Note 2, “Debt.” Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements.”

Discontinued Operations

The Delivery and Services segment recorded losses of $6.8 million and $25.2 million from discontinued operations for the three months ended September 30, 2005 and 2004, respectively, and $2.5 million and $15.4 million for the nine months ended September 30, 2005 and 2004, respectively.

The $18.4 million decrease in loss from discontinued operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily a result of impairment charges on Monongahela’s West Virginia natural gas operations of $20.7 million, net of tax, which were recorded during the third quarter of 2004.

The $12.9 million decrease in loss from discontinued operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily a result of impairment charges on Monongahela’s West Virginia natural gas operations of $20.7 million, net of tax, recorded during the third quarter of 2004. Monongahela recorded impairment charges on its West Virginia natural gas operations of $9.4 million, net of tax, during 2005.

See Note 3, “Discontinued Operations and Assets Held For Sale,” to the Consolidated Financial Statements for additional information.

AE’s Generation and Marketing Segment Results

Net income for the Generation and Marketing segment increased $413.6 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $48.1 million increase in operating income and

•	a $401.5 million decrease in loss from discontinued operations,

•	partially offset by a $28.6 million increase in interest expense and preferred dividends and

•	a $3.7 million increase in income tax expense.

Net loss for the Generation and Marketing segment decreased $436.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $129.5 million increase in operating income and

•	a $16.2 million increase in other income and expenses, net and

•	a $406.8 million decrease in loss from discontinued operations,

•	partially offset by a $60.6 million increase in interest expense and preferred dividends and

•	a $49.9 million increase in income tax expense.

Operating Revenues

The following table provides electricity sales information related to the Generation and Marketing segment:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2005	2004		2005	2004
Generation (million KWhs)	13,188	12,478	5.7%	36,574	34,929	4.7%

Operating revenues for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Revenue from affiliates	$379.6	$368.9	$1,130.6	$1,120.6
Wholesale and other revenues, net *	116.8	48.7	187.2	39.8

Total Generation and Marketing revenues	$496.4	$417.6	$1,317.8	$1,160.4

*	Amounts are net of energy trading gains and losses as described in Note 6, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements. Energy trading (losses) gains are presented in the wholesale and other revenues table.

Operating revenues increased by $78.8 million and $157.4 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004. These increases were primarily due to increased wholesale and other revenue, net.

Revenue from affiliates: Revenue from affiliates results primarily from the sale of power to the Distribution Companies.

AE Supply has multiple long-term power sales agreements with the Distribution Companies under which AE Supply provides the Distribution Companies with a majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. The amount of power purchased under certain of these agreements that is subject to the market-based pricing component increases each year through the applicable transition period. Monongahela’s West Virginia generation facilities also provide power to Monongahela’s Delivery and Services segment to meet its regulated load obligations.

The average rate at which the Generation and Marketing segment sold power to the Distribution Companies was $32.32 and $32.33 per MWh for the three months ended September 30, 2005 and 2004, respectively, and $32.91 and $32.34 for the nine months ended September 30, 2005 and 2004, respectively.

Revenue from affiliates increased $10.7 million and $10.0 million for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, primarily due to:

•	increases of $12.3 million and $34.0 million in affiliated bulk power revenues for the three and nine months ended September 30, 2005, as a result of the expiration in December 2004 of an affiliated contract with Potomac Edison for the purchase of output related to AES Warrior Run PURPA generation facility, which reduced revenue in 2004 as a result of accounting for derivatives and

•	additional power sales to Monongahela’s Delivery and Services segment to satisfy load requirements in West Virginia that were previously obtained from a third party,

•	partially offset by decreased sales volumes as a result of power sales in Maryland and Ohio, which were previously provided by the Generation and Marketing segment to the Delivery and Services segment and now are being provided by nonaffiliated suppliers, and the switch by certain customers in Maryland to alternate service providers, both beginning January 1, 2005.

Wholesale and other revenues, net: The table below describes the significant components of wholesale revenues for the Generation and Marketing segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
PJM Revenue:
Generation sold into PJM market	$792.4	$449.2	$1,807.2	$1,423.1
Power purchased from PJM	(685.3)	(425.4)	(1,652.1)	(1,502.7)

Net	107.1	23.8	155.1	(79.6)

Release of escrow proceeds	2.7	—	2.7	68.1

Trading activities:
Realized (losses) gains	(11.1)	17.3	(17.8)	52.2
Unrealized gains (losses)	4.9	(2.5)	18.2	(10.8)

Net	(6.2)	*14.8	0.4	*41.4

Other revenues	13.2	10.1	29.0	9.9

Total wholesale and other revenues	$116.8	$48.7	$187.2	$39.8

*	Does not include $12.3 million and $34.0 million in losses on a contract with an affiliate that were included in affiliated revenues for the three and nine months ended September 30, 2004, respectively. This contract expired on December 31, 2004 and was not renewed. The net trading gains, including this affiliated transaction, were $2.5 million and $7.4 million for the three and nine months ended September 30, 2004, respectively.

Wholesale and other revenues increased $68.1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	an $83.3 million increase in net PJM revenues and

•	$2.7 million related to the resolution of the Millar litigation, which potentially implicated a guarantee to J. Aron & Company arising out of the sale of the CDWR contract,

•	partially offset by a $21.0 million increase in net losses from trading activities.

The increase in net PJM revenues is due to higher generation revenues relative to the cost to serve the PLR load. During the three months ended September 30, 2005, the weighted average “round-the-clock” price for power in Allegheny’s region of PJM, the APS Zone of the PJM market, was approximately $71 per MWh, which represents an increase of approximately 83% as compared to the three months ended September 30, 2004. Also during the three months ended September 30, 2005, total MWhs generated increased by 5.7% as compared to the three months ended September 30, 2004. This increase in total MWhs generated was due to increased average market prices and increased availability of Allegheny’s coal-fired plants. In addition, power purchased from PJM increased due to higher average market prices partially offset by lower MWhs as a result of no longer serving certain customer classes, primarily Potomac Edison’s commercial and industrial customers that have transitioned to market-based pricing. The Generation and Marketing segment also did not serve a portion of Monongahela’s Ohio customers, effective January 1, 2005.

Net losses from trading activities increased due to the expiration on December 31, 2004 of the AES Warrior Run contract, which had non-affiliated revenues of $12.1 million for the three months ended September 30, 2004, and trading losses from the settlement of legacy trading contracts that were designated as cash flow hedges effective July 1, 2004.

Wholesale and other revenues increased $147.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $234.7 million increase in net PJM revenues,

•	partially offset by $65.4 million associated with the sale of the CDWR contract and related hedge transactions that were recorded during the three months ended March 31, 2004 net of $2.7 million related to the resolution during the three months ended September 30, 2005 of the Millar litigation, which potentially implicated a guarantee to J. Aron & Company arising out of the sale of the CDWR contract and

•	a $41.0 million decrease in gains from trading activities.

The increase in net PJM revenues is due to both higher generation revenues relative to the cost to serve the PLR load. During the nine months ended September 30, 2005, the weighted average “round-the-clock” price for power in Allegheny’s region of PJM, the APS Zone of the PJM market, was approximately $54 per MWh, which represents an increase of approximately 30% as compared to the nine months ended September 30, 2004. Also during the nine months ended September 30, 2005, total MWhs generated increased by 4.7% as compared to the nine months ended September 30, 2004. This increase in total MWhs generated was due to increased average market prices and increased availability of Allegheny’s coal-fired plants as a result of the return to service of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 in June 2004. In addition, power purchased from PJM increased due to higher average market prices partially offset by lower MWhs as a result of no longer serving certain customer classes, primarily Potomac Edison’s commercial and industrial customers that have transitioned to market. The Generation and Marketing segment also did not serve a portion of Monongahela’s Ohio customers, effective January 1, 2005.

Net gains from trading activities decreased due to the expiration on December 31, 2004 of the AES Warrior Run contract, which had non-affiliated revenues of $39.3 million for the nine months ended September 30, 2004.

Fair Value of Contracts: AE Supply is currently qualifying certain of its new contracts under the “normal purchase and normal sale” scope exception under SFAS No. 133. As a result, AE accounts for these contracts on the accrual method, rather than marking these contracts to market value. AE uses derivative accounting for contracts that do not qualify under the scope exception. These contracts are recorded at fair value in the Consolidated Balance Sheets. The realized and unrealized revenues from energy trading activities are recorded on a net basis in “Operating revenues” in the Consolidated Statements of Operations in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting Gains and Losses on Energy Trading Contracts.” The fair value of the remaining trading portfolio consists primarily of interest rate swap agreements and commodity cash flow hedges as of September 30, 2005.

The fair values of trading contracts, which represent the net unrealized gain and loss on open positions, are recorded as assets and liabilities, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts—an Interpretation of Accounting Principles Board Opinion No. 10 and FASB Statement No. 105.” At September 30, 2005, the fair values of trading contract assets and liabilities were $13.5 million and $134.3 million, respectively. At December 31, 2004, the fair values of trading contract assets and liabilities were $17.2 million and $97.3 million, respectively.

The following table disaggregates the net fair values of derivative contract assets and liabilities for the Generation and Marketing segment, based on the underlying market price source and the contract settlement periods. The table excludes non-derivatives such as AE Supply’s generation assets, PLR requirements and SFAS No. 133 scope exceptions under the normal purchase and normal sale election:

	Fair value of contracts at September 30, 2005
Classification of contracts by source of fair value (In millions)	Settlement by:					Settlement In Excess of Five Years	Total
	2005	2006	2007	2008	2009
Prices actively quoted	$(9.2)	$(78.0)	$(5.7)	$(5.4)	$(5.2)	$(6.6)	$(110.1)
Prices provided by other external sources	—	(11.9)	—	—	—	—	(11.9)
Prices based on models	0.7	0.5	—	—	—	—	1.2

Total	$(8.5)	$(89.4)	$(5.7)	$(5.4)	$(5.2)	$(6.6)	$(120.8)

Approximately $1.2 million of AE Supply’s contracts were classified as “prices based on models,” even though a portion of these contracts is valued based on observable market prices.

The fair value of AE Supply’s contracts that are scheduled to settle by December 31, 2005 was a net liability of $8.5 million, primarily related to interest rate swaps and commodity cash flow hedges.

See Note 6, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for additional information.

Changes in Fair Value: Net unrealized gains of $4.9 million and $18.2 million for the three and nine months ended September 30, 2005, respectively, were recorded on the Consolidated Statements of Operations in “Operating revenues” to reflect the change in fair value of the trading contracts. The following table provides a summary of charges in the net fair value, or trading contract assets less trading contract liabilities, of AE Supply’s trading contracts:

(In millions)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net fair value of contract liabilities at July 1, 2005 and January 1, 2005, respectively	$(82.2)	$(80.1)
Changes in fair value of cash flow hedges	(43.5)	(58.9)
Unrealized gains on contracts, net	4.9	18.2

Net fair value of contract liabilities at September 30, 2005	$(120.8)	$(120.8)

As shown in the table above, the net fair value of AE Supply’s trading contracts decreased by $38.6 million and $40.7 million, for the three and nine months ended September 30, 2005, respectively. The decreases in the fair values for the three and nine months ended September 30, 2005 was primarily due to changes in the fair values of cash flow hedges, partially offset by settlements on interest rate and commodity contracts.

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

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation for the Generation and Marketing segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Fuel consumed in electric generation	$211.5	$163.1	$551.5	$465.9

Total fuel consumed in electric generation increased by $48.4 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $35.2 million increase in coal expense and

•	a $14.3 million increase in natural gas expense.

The increase in coal expense was due to an increase of approximately $5 per ton, from approximately $30 per ton to approximately $35 per ton and a 5.7% increase in total MWhs generated as a result of increased availability at Allegheny’s coal-fired plants. The increase in natural gas expense was primarily due to increased use of Allegheny’s natural gas plants and natural gas prices.

Total fuel consumed in electric generation increased by $85.6 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to an $86.3 million increase in coal expense. The increase in coal expense was due to an increase of approximately $5 per ton, from approximately $30 per ton to approximately $35 per ton and a 4.7% increase in total MWhs generated as a result of increased availability at Allegheny’s coal-fired plants.

Purchased Power and Transmission: Purchased power and transmission expenses for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Purchased power and transmission	$18.5	$23.4	$61.5	$65.0

Purchased power and transmission expenses decreased $4.9 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to decreased normal purchase normal sale transmission expense.

Purchased power and transmission expenses decreased $3.5 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to decreased normal purchase normal sale transmission expense, partially offset by certain pipeline contracts that were released during 2004.

Operations and Maintenance: Operations and maintenance expenses for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$72.8	$88.1	$256.4	$322.2

Operations and maintenance expenses decreased $15.3 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $10.7 million decrease in contract work and

•	a $1.7 million decrease in insurance expense.

The decrease in contract work expense was primarily a result of the receipt of approximately $11 million of net insurance recoveries related to Hatfield’s Ferry Unit No. 2. The decrease in insurance expense is a result of reduced claims and lower premiums.

Operations and maintenance expenses decreased $65.8 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $53.8 million decrease in contract work and outside services expenses,

•	a $4.7 million decrease in insurance expense and

•	a $2.4 million decrease in rent expense.

The decrease in contract work expense was primarily a result of the receipt of approximately $17.7 million of net insurance recoveries related to Hatfield’s Ferry Unit No. 2 and the timing of planned outages in 2005. The decrease in outside services expense is a result of reduced expenses for Sarbanes-Oxley compliance and auditing services. The decrease in insurance expense is a result of reduced claims and lower premiums. The decrease in rent expense is the result of certain non-recurring impairment charges on New York office space during 2004.

Depreciation and Amortization: Depreciation and amortization expenses for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Depreciation and amortization	$38.5	$37.7	$115.2	$111.8

Depreciation and amortization expense increased $3.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to increased depreciation resulting from net property plant and equipment additions.

Taxes Other Than Income Taxes: Taxes other than income taxes for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$20.4	$18.7	$61.2	$53.0

Taxes other than income taxes increased $1.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $1.1 million increase in capital stock/franchise taxes due to settlements of $1.0 million recorded during the three months ended September 30, 2004 and

•	a $0.8 million increase in local property taxes due to settlements of $0.9 million recorded during the three months ended September 30, 2004.

Taxes other than income taxes increased $8.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $1.5 million increase in business and occupation taxes due to a $1.6 million decrease in the tax credits as compared to 2004,

•	a $3.6 million increase in capital stock/franchise taxes due to settlements of $3.7 million recorded during the nine months ended September 30, 2004 and

•	a $4.0 million increase in local property taxes due to settlements of $4.4 million recorded during the nine months ended September 30, 2004.

Other Income and Expenses, Net

Other income and expenses, net, for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Other income and expenses, net	$3.0	$0.4	$17.6	$1.4

Other income and expenses, net, represent non-operating income and expenses before income taxes.

Other income and expenses, net, increased $2.6 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as the result of a $2.1 million increase in interest income on investments.

Other income and expenses, net, increased $16.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as the result of $11.2 million in cash received from a former trading executive’s forfeited assets and a $3.8 million increase in interest income on investments.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Interest expense and preferred dividends	$88.5	$59.9	$268.3	$207.7

Interest expense and preferred dividends increased $28.6 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	charges of approximately $32.6 million reflecting the premium and associated costs to redeem AE Supply’s outstanding 10.25% and 13% Senior Notes and

•	partially offset by interest expense savings of $6.7 million on long-term debt resulting from lower interest rates due to debt refinancing and lower average debt outstanding.

Interest expense and preferred dividends increased $60.6 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	charges of approximately $32.6 million reflecting the premium and associated costs to redeem AE Supply’s outstanding 10.25% and 13% Senior Notes,

•	$43.6 million in interest expense related to a court decision in the litigation involving Merrill Lynch and

•	$26.2 million in non-recurring interest expense related to the tender offer for Capital Trust’s Trust Preferred Securities in April 2005,

•	partially offset by interest expense savings of $33.1 million on long-term debt resulting from lower interest rates due to debt refinancing and lower average debt outstanding and

•	a $10.0 million decrease in amortization expense primarily as a result of write-offs of capitalized costs during the three months ended March 31, 2004 in connection with debt.

For additional information regarding the litigation involving Merrill Lynch, see Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements. For additional information regarding Allegheny’s short-term and long-term debt, see Note 2, “Debt,” to the Consolidated Financial Statements. Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements.”

Minority Interest in Net (Loss) Income

Minority interest was $(0.4) million and $5.9 million for the three months ended September 30, 2005 and 2004, respectively, and $(0.9) million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively, which primarily represents Merrill Lynch’s equity interest in AE Supply.

Discontinued Operations

The Generation and Marketing segment recorded losses from discontinued operations of $0.9 million and $402.4 million for the three months ended September 30, 2005 and 2004, respectively, and $9.4 million and $416.2 million for the nine months ended September 30, 2005 and 2004, respectively, related to agreements to sell, or decisions to sell, certain non-core assets.

Losses from discontinued operations decreased $401.5 million and $406.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, primarily due to approximately $404 million of impairment charges that were recorded during the third quarter of 2004.

See Note 3, “Discontinued Operations and Assets Held for Sale,” to the Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Income (Loss) Summary

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$176.6	$123.5	$(79.6)	$220.5	$168.6	$76.7	$(74.0)	$171.3

Fuel consumed in electric generation	—	(41.8)	—	(41.8)	—	(31.1)	—	(31.1)
Purchased power and transmission	(119.3)	(36.4)	79.6	(76.1)	(107.9)	(13.8)	74.0	(47.7)
Impairment charge on Ohio T&D assets	(30.5)	—	—	(30.5)	—	—	—	—
Operations and maintenance	(27.5)	(17.8)	—	(45.3)	(29.4)	(19.5)	—	(48.9)
Depreciation and amortization	(7.9)	(8.7)	—	(16.6)	(8.0)	(8.7)	—	(16.7)
Taxes other than income taxes	(6.1)	(5.9)	—	(12.0)	(7.3)	(5.8)	—	(13.1)

Total operating expenses	(191.3)	(110.6)	79.6	(222.3)	(152.6)	(78.9)	74.0	(157.5)

Operating (loss) income	(14.7)	12.9	—	(1.8)	16.0	(2.2)	—	13.8
Other income and expenses, net	0.9	2.0	—	2.9	—	1.6	—	1.6
Interest expense	(6.2)	(4.6)	—	(10.8)	(6.8)	(4.2)	—	(11.0)

(Loss) income from continuing operations before income taxes	(20.0)	10.3	—	(9.7)	9.2	(4.8)	—	4.4
Income tax benefit (expense) from continuing operations	6.2	(1.9)	—	4.3	4.2	(1.5)	—	2.7

(Loss) income from continuing operations	(13.8)	8.4	—	(5.4)	13.4	(6.3)	—	7.1
Loss from discontinued operations, net of tax	(6.8)	—	—	(6.8)	(25.1)	—	—	(25.1)

Net (loss) income	$(20.6)	$8.4	$—	$(12.2)	$(11.7)	$(6.3)	$—	$(18.0)

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$515.6	$306.2	$(236.6)	$585.2	$502.5	$234.1	$(224.9)	$511.7

Fuel consumed in electric generation	—	(110.1)	—	(110.1)	—	(88.8)	—	(88.8)
Purchased power and transmission	(340.6)	(85.6)	236.6	(189.6)	(321.2)	(43.9)	224.9	(140.2)
Impairment charge on Ohio T&D assets	(30.5)	—	—	(30.5)	—	—	—	—
Operations and maintenance	(84.4)	(57.0)	—	(141.4)	(91.4)	(74.8)	—	(166.2)
Depreciation and amortization	(24.0)	(26.1)	—	(50.1)	(23.5)	(25.8)	—	(49.3)
Taxes other than income taxes	(19.7)	(17.7)	—	(37.4)	(20.8)	(17.3)	—	(38.1)

Total operating expenses	(499.2)	(296.5)	236.6	(559.1)	(456.9)	(250.6)	224.9	(482.6)

Operating income (loss)	16.4	9.7	—	26.1	45.6	(16.5)	—	29.1
Other income and expenses, net	2.5	6.1	—	8.6	1.7	4.7	—	6.4
Interest expense	(18.5)	(13.7)	—	(32.2)	(18.7)	(13.8)	—	(32.5)

Income (loss) from continuing operations before income taxes	0.4	2.1	—	2.5	28.6	(25.6)	—	3.0
Income tax benefit (expense) from continuing operations	5.3	7.2	—	12.5	(6.0)	7.2	—	1.2

Income (loss) from continuing operations	5.7	9.3	—	15.0	22.6	(18.4)	—	4.2
Loss from discontinued operations, net of tax	(2.4)	—	—	(2.4)	(15.3)	—	—	(15.3)

Net income (loss)	$3.3	$9.3	$—	$12.6	$7.3	$(18.4)	$—	$(11.1)

MONONGAHELA POWER COMPANY—CONSOLIDATED RESULTS

This section is an overview of Monongahela’s consolidated results of operations, which are discussed in greater detail for each segment in “Monongahela Power Company—Discussion of Segment Results of Operations” below.

Operating Revenues

Operating revenues increased $49.2 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to:

•	increased revenues resulting from increases in residential and commercial customer sales and

•	increased net PJM revenues resulting from increased market prices and increased MWhs generated. MWhs generated increased as a result of higher market prices and the timing of planned outages. These increases were partially offset by increased power purchased from PJM to service commercial and industrial customers in Ohio.

Operating revenues increased $73.5 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	increased net PJM revenues as compared to the prior year, during which unplanned outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 occurred,

•	increased revenues resulting from increases in residential and commercial customer sales, and

•	increased net PJM revenues resulting from increased market prices and increased MWhs generated. MWhs generated increased as a result of higher market prices and the timing of planned outages. These increases were partially offset by increased power purchased from PJM to service commercial and industrial customers in Ohio.

Operating Income

Operating income decreased $15.6 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $64.8 million increase in total operating expenses,

•	offset by a $49.2 million increase in total operating revenues.

Operating expenses increased primarily as a result of a $30.5 million impairment charge recorded on Ohio T&D assets and increases in fuel consumed in electric generation and purchased power and transmission expenses. Fuel consumed in electric generation increased, primarily due to increased coal prices and an increase in MWhs generated at Monongahela’s coal-fired plants. Purchased power and transmission expense increased, primarily due to increases in the prices for purchased power from PJM for Monongahela’s large commercial and industrial customers in Ohio.

Operating income decreased $3.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $76.5 million increase in operating expenses,

•	offset by a $73.5 million increase in total operating revenues.

Operating expenses increased primarily as a result of a $30.5 million impairment charge recorded on Ohio T&D assets and increases in fuel consumed in electric generation and purchased power and transmission expenses. These increases were partially offset by decreased operations and maintenance expenditures. Fuel consumed in electric generation increased, primarily due to increased coal prices and an increase in MWhs generated at Monongahela’s jointly-owned coal-fired plants. Purchased power and transmission expense increased, primarily due to congestion and increases in the prices for purchased power from PJM for

Monongahela’s large commercial and industrial customers in Ohio. Operations and maintenance expense decreased primarily due to decreased contract work and outside services expense as a result of the reduction in the use of outside consultants.

Income Tax Expense

Income tax expense (benefit) for the three and nine months ended September 30, 2005 was higher than the income tax expense (benefit) calculated at federal statutory tax rate, primarily due to:

•	the allocation of consolidated tax savings to Monongahela and

•	a $4.3 million tax benefit relating to the amendment of 2003 income tax returns as described in Note 1, “Basis of Presentation,” to the financial statements.

Income tax expense (benefit) for the three and nine months ended September 30, 2004 varied from tax expense (benefit) calculated at the federal statutory tax rate, primarily due to the allocation of consolidated tax savings, state income tax and the effects of utility rate-making.

Discontinued Operations

Monongahela recorded losses from discontinued operations of $6.8 million and $25.1 million for the three months ended September 30, 2005 and 2004, respectively, and $2.4 million and $15.3 million for the nine months ended September 30, 2005 and 2004, respectively, relating to Monongahela’s natural gas operations.

The $18.3 million decrease in loss from discontinued operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily a result of impairment charges on Monongahela’s West Virginia natural gas operations of $20.7 million, net of tax, which were recorded during the third quarter of 2004.

The $12.9 million decrease in loss from discontinued operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily a result of impairment charges on Monongahela’s West Virginia natural gas operations of $20.7 million, net of tax, recorded during the third quarter of 2004. Monongahela recorded impairment charges on its West Virginia natural gas operations of $9.4 million, net of tax, recorded during 2005.

See Note 3, “Discontinued Operations and Assets Held for Sale,” to Monongahela’s Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

Monongahela’s Delivery and Services Segment Results

Net loss increased $8.9 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $30.7 million decrease in operating income,

•	partially offset by a $2.0 million increase in income tax benefit from continuing operations and

•	an $18.3 million decrease in losses from discontinued operations.

Net income decreased $4.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $29.2 million decrease in operating income,

•	partially offset by an $11.3 million increase in income tax benefit from continuing operations and

•	a $12.9 million decrease in losses from discontinued operations.

Operating Revenues

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2005	2004		2005	2004
Electricity sales (million KWhs):
Residential	997	857	16.3%	2,780	2,649	4.9%
Commercial	748	710	5.4%	2,059	1,986	3.7%
Industrial	1,374	1,483	(7.3)%	4,338	4,475	(3.1)%
Other	6	7	(14.3)%	19	19	—

Total electricity sales	3,125	3,057	2.2%	9,196	9,129	0.7%

Heating Degree-Days*	13	40	(67.5)%	2,896	3,202	(9.6)%
Cooling Degree-Days*	904	517	74.9%	1,203	778	54.6%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Total operating revenues for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Retail electric:
Residential	$70.7	$61.5	$199.4	$189.9
Commercial	43.3	40.6	121.8	114.7
Industrial	53.7	55.8	169.3	167.2
Other	0.7	0.7	2.0	1.9

Total retail electric	168.4	158.6	492.5	473.7

Transmission services and bulk power	6.1	8.1	17.7	22.9
Other affiliated and non-affiliated energy services	2.1	1.9	5.4	5.9

Total Delivery and Services revenues	$176.6	$168.6	$515.6	$502.5

Retail electric revenues increased $9.8 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $9.2 million increase in residential revenues and

•	a $2.7 million increase in commercial revenues,

•	partially offset by a $2.1 million decrease in industrial revenues.

Residential revenues increased due to a 16.3% increase in residential MWhs sold. Residential MWhs sold increased as a result of additional customer usage due to a 74.9% increase in cooling degree-days and a 0.7% increase in the average number of customers.

Commercial revenues increased due to a 1.8% increase in the average number of customers and a 5.4% increase in commercial MWhs sold as a result of a 74.9% increase in cooling degree-days.

Industrial revenues decreased as a result of a 7.3% decrease in industrial MWhs sold as a result of decreased consumption by two large industrial customers.

Retail electric revenues increased $18.8 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $9.5 million increase in residential revenues,

•	a $7.1 million increase in commercial revenues and

•	a $2.1 million increase in industrial revenues.

Residential revenues increased due to a 4.9% increase in residential MWhs sold. Residential MWhs sold increased as a result of additional customer usage due to a 54.6% increase in cooling degree-days and a 0.5% increase in the average number of customers.

Commercial revenues increased due to a 1.8% increase in the average number of customers and a 3.7% increase in commercial MWhs sold as a result of a 54.6% increase in cooling degree-days.

Industrial revenues increased as a result of the discontinuance of customer choice credits that were in effect in 2004 partially offset by a 3.1% decrease in industrial MWhs sold as a result of decreased consumption by two large industrial customers.

Transmission services and bulk power decreased $2.0 million and $5.2 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004 primarily due to the expiration of certain transition credits that were associated with Allegheny’s entrance into the PJM regional transmission system.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases from, and exchanges with, other companies and purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Other purchased power and transmission	$104.7	$93.6	$297.9	$278.6
From PURPA generation*	14.6	14.3	42.7	42.6

Total purchased power and transmission	$119.3	$107.9	$340.6	$321.2

* PURPA cost (cents per KWh)	4.8	4.4	4.5	4.3

Purchased power and transmission expense increased $11.4 million and $19.4 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, primarily due to increases in other purchased power and transmission of $11.1 million and $19.3 million, respectively.

Other purchased power primarily consists of Monongahela’s Delivery and Services segment purchases of energy from Monongahela’s Generation and Marketing segment, as well as purchased power from PJM to meet its PLR obligation.

Other purchased power increased $11.1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to a 5.9% increase in the price per MWh purchased. This increase in MWhs purchased was due to purchases of power from PJM to meet the needs of Monongahela’s large commercial and industrial customers in Ohio.

Other purchased power increased $19.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to a 4.1% increase in the price per MWh purchased. This increase in MWhs purchased was due to purchases of power from PJM to meet the needs of Monongahela’s large commercial and industrial customers in Ohio.

Impairment Charge on Ohio T&D Assets: The Delivery and Services segment recorded an impairment charge in connection with the anticipated sale of Monongahela’s Ohio T&D assets during the three months ended September 30, 2005 of $30.5 million. The impairment charge was recorded based on the estimated value, at September 30, 2005, of Monongahela’s agreement with Columbus Southern Power Company to deliver power at below-market prices from the time of closing through May 31, 2007, partially offset by approximately $8.0 million, representing the purchase price less the estimated net book value of the assets at the time of closing and approximately $2.0 million in expenses associated with the sale. Monongahela will record additional charges or credits as the value of the purchase agreement increases or decreases up to the closing date of the sale. The sale is contingent upon certain closing conditions, third party consents and state and federal regulatory approvals. The sale is expected to close by the end of 2005.

Operations and Maintenance: Operations and maintenance expenses for the Delivery and Services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$27.5	$29.4	$84.4	$91.4

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $1.9 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $0.7 million decrease in insurance expense,

•	a $0.3 million decrease in uncollectible expense and

•	a $0.5 million decrease in vehicle expense.

Insurance expense decreased as a result of reduced claims and lower premiums. Uncollectible expense decreased due to improved accounts receivable collections. Vehicle expense decreased due to a reduction in the number of vehicles in use.

Operations and maintenance expenses decreased $7.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $1.8 million decrease in contract work and outside services,

•	a $1.3 million decrease in contract expenses related to vegetation control and

•	a $3.1 million decrease in insurance, vehicle and other expenses.

Contract work and outside services decreased as a result of a reduction in the use of outside consultants. Vegetation control expense decreased due to a reduction in the use of outside contractors and contracts to perform these services, because most contractors were deployed for hurricane assistance. Insurance expense decreased as a result of reduced claims and lower premiums, and vehicle expense decreased due to a reduction in the number of vehicles in use.

Taxes Other Than Income Taxes: Taxes other than income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$6.1	$7.3	$19.7	$20.8

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes and property taxes.

Taxes other than income taxes decreased $1.2 million and $1.1 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, primarily as a result of decreased West Virginia state business and occupation taxes.

Monongahela’s Generation and Marketing Segment Results

Net income increased $14.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $46.8 million increase in operating revenues,

•	partially offset by a $22.6 million increase in purchased power and transmission expense and

•	a $10.7 million increase in fuel consumed in electric generation.

Net income increased $27.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $72.1 million increase in operating revenues and

•	a $17.8 million decrease in operations and maintenance expenses,

•	partially offset by a $41.7 million increase in purchased power and transmission expenses and

•	a $21.3 million increase in fuel consumed in electric generation.

Operating Revenues

Total operating revenues for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Revenue from affiliates	$64.6	$78.9	$224.0	$237.8
Wholesale and other, net	58.9	(2.2)	82.2	(3.7)

Total Generation and Marketing revenues	$123.5	$76.7	$306.2	$234.1

Revenues from affiliates represent sales to Monongahela’s Delivery and Services segment to meet PLR obligations and other energy net sales at market prices.

Revenues from affiliates decreased $14.3 million and $13.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, respectively, primarily due to a change in the allocation of revenues under an affiliated contract beginning January 2005. This decrease was partially offset by increased revenue resulting from the Generation and Marketing segment’s portion of additional power to service load requirements of Monongahela’s Delivery and Services segment in West Virginia. These requirements were previously purchased by the Delivery and Services segment from a third party. In addition, revenue increased due to higher residential and commercial customer usage.

Wholesale and other, net, revenues increased $61.1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and $85.9 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to increased net PJM revenues as a result of increased market prices, increased MWhs generated and a change in the allocation of revenues under an affiliated contract beginning January 2005.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents primarily the cost of coal, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation for the Generation and Marketing segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Fuel consumed in electric generation	$41.8	$31.1	$110.1	$88.8

Total fuel expenses increased by $10.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and $21.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to a $10.7 million and $20.2 million increase in coal expense for the three and nine months ended September 30, 2005, respectively. The increase in coal expense is primarily due to increased coal prices and an increase in MWhs generated as a result of increased availability at Monongahela’s coal-fired plants.

Purchased Power and Transmission: Purchased power and transmission represents power purchases from AE Supply and exchanges with other companies. Purchased power and transmission for the Generation and Marketing segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Purchased power and transmission	$36.4	$13.8	$85.6	$43.9

Purchased power and transmission increased $22.6 million and $41.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, respectively, primarily due to higher congestion charges and additional purchases to service load requirements of Monongahela’s Delivery and Services segment in West Virginia that were previously obtained from a third party.

Operations and Maintenance: Operations and maintenance expenses for the Generation and Marketing segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$17.8	$19.5	$57.0	$74.8

Operations and maintenance expenses decreased $1.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to:

•	a $0.8 million decrease in contract work expenses and

•	a $0.6 million decrease in materials and supplies expenses.

Operations and maintenance expenses decreased $17.8 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to a $14.2 million decrease in contract work expenses as a result of accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during 2004 and the timing of special maintenance expenditures during 2005.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$246.5	$224.4	$725.1	$688.3
Operating income	$31.6	$20.0	$89.7	$70.9
Income before income taxes	$26.8	$14.1	$74.2	$52.5
Net income	$16.4	$5.7	$51.5	$30.5

Net income increased $10.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to an $11.6 million increase in operating income.

Net income increased $21.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to an $18.8 million increase in operating income.

Operating Revenues

The following table provides retail electricity sales information related to Potomac Edison:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2005	2004		2005	2004
Electricity sales (million KWhs):
Residential	1,497	1,324	13.1%	4,554	4,357	4.5%
Commercial	897	836	7.3%	2,516	2,413	4.3%
Industrial	1,609	1,634	(1.5)%	4,820	4,831	(0.2)%
Other	6	6	—%	18	18	—%

Total electricity sales	4,009	3,800	5.5%	11,908	11,619	2.5%

Heating Degree-Days*	22	25	(12.0)%	3,246	3,307	(1.8)%
Cooling Degree-Days*	894	689	29.8%	1,200	1,042	15.2%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Retail electric:
Residential	$101.3	$90.7	$308.6	$296.5
Commercial	58.4	49.6	166.0	144.7
Industrial	62.2	61.4	176.9	181.1
Other	1.4	1.2	3.9	3.7

Total retail electric	223.3	202.9	655.4	626.0

Transmission services and bulk power	21.5	20.3	64.0	56.3
Other affiliated and nonaffiliated energy services	1.7	1.2	5.7	6.0

Total operating revenues	$246.5	$224.4	$725.1	$688.3

Retail electric revenues increased $20.4 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $10.6 million increase in residential revenues and

•	an $8.8 million increase in commercial revenues.

Residential revenues increased due to a 13.1% increase in residential MWhs sold. Residential MWhs sold increased as a result of additional customer usage due to a 29.8% increase in cooling degree-days and a 3.1% increase in the average number of customers.

Commercial revenues increased as a result of serving customers in Maryland at market-based rates that became effective January 1, 2005 and a 7.3% increase in commercial MWhs sold. MWhs sold increased due to a 2.9% increase in the average number of customers and increased customer usage.

For the three months ended September 30, 2005, industrial sales remained relatively consistent as compared to the three months ended September 30, 2004. Price increases resulting from serving customers in Maryland at market-based rates that became effective January 1, 2005 were offset by reduced PLR revenues from certain industrial customers who switched to alternative service providers for their electricity generation requirements.

Retail electric revenues increased $29.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $12.1 million increase in residential revenues and

•	a $17.1 million aggregate increase in commercial and industrial revenues.

Residential revenues increased due to a 4.5% increase in residential MWhs sold. Residential MWhs sold increased as a result of additional customer usage due to a 15.2% increase in cooling degree-days and a 2.9% increase in the average number of customers.

Commercial and industrial revenues increased in the aggregate as a result of market-based pricing for the generation component of rates in Maryland and a 4.3% increase in commercial MWhs sold. Commercial MWhs sold increased due to a 2.9% increase in the average number of customers and increased customer usage. These increases were partially offset by reduced PLR requirements from certain industrial customers who switched to alternative service providers for their electricity generation requirements and reduced usage from one large industrial customer during 2005.

Transmission services and bulk power revenues increased $1.2 million and $7.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004, primarily due to increased MWh sales at higher prices related to the AES Warrior Run PURPA generation facility, partially offset by decreased transmission revenues as a result of the expiration of certain transition credits associated with Potomac Edison’s entrance into the PJM regional transmission system.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases, primarily from AE Supply and qualified facilities under PURPA. Purchased power and transmission consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Other purchased power and transmission	$146.9	$134.4	$425.2	$411.9
From PURPA generation*	26.7	25.8	79.3	70.3

Total purchased power and transmission	$173.6	$160.2	$504.5	$482.2

* PURPA cost (cents per KWh)	6.8	6.9	6.7	6.7

Purchased power and transmission expense increased $13.4 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to a $12.5 million increase in other purchased power and transmission.

Other purchased power and transmission increased, primarily due to a 14.2% increase in the price per MWh purchased. This increase in price was primarily due to power purchases at market-based rates to serve commercial and industrial customers. The increase in price was partially offset by reduced PLR obligations as the result of the switch by certain customers to alternative service providers.

Purchased power and transmission expense increased $22.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to:

•	a $13.3 million increase in other purchased power and transmission and

•	a $9.0 million increase in purchased power from PURPA generation.

Other purchased power increased primarily due to a 10.4% increase in the price per MWh purchased due to Potomac Edison purchasing power for commercial and industrial customers at market-based rates. The increase in price was partially offset by reduced PLR obligations as the result of the switch by certain customers to alternative service providers.

Purchased power from PURPA generation increased as a result of a 12.1% increase in MWhs purchased from the AES Warrior Run PURPA generation facility, because it was dispatched at a greater amount during 2005 as compared to the same periods in 2004.

Deferred Energy Costs, Net: Deferred energy costs, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Deferred energy costs, net	$(4.2)	$(1.7)	$(4.8)	$0.4

Deferred energy costs, net, are primarily related to the recovery of net costs associated with purchases from the AES Warrior Run PURPA generation facility and the deferral of market-based generation costs.

To satisfy its obligations under PURPA, Potomac Edison entered into a long-term contract to purchase capacity and energy from the AES Warrior Run PURPA generation facility through the beginning of 2030. Potomac Edison is authorized by the Maryland PSC to recover all contract costs from the AES Warrior Run PURPA generation facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, by means of a retail revenue surcharge (the “AES Warrior Run Surcharge”). Any under-recovery or over-recovery of net costs is being deferred on Potomac Edison’s Consolidated Balance Sheets as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge. Because the AES Warrior Run Surcharge represents a dollar-for-dollar recovery of net contract costs, AES Warrior Run Surcharge revenues or revenues from sales of AES Warrior Run output do not impact Potomac Edison’s net income. Effective January 1, 2005, Potomac Edison sells all of the output it purchases from the AES Warrior Run facility to a non-affiliated third party, through a competitive bidding process approved by the Maryland PSC. During 2004, all of the output purchased from the AES Warrior Run facility was sold to AE Supply.

Operations and Maintenance: Operations and maintenance expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$25.5	$27.0	$76.6	$79.7

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $1.5 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to:

•	a $0.5 million decrease in outside services as a result of a reduction in the use of consultants and

•	a $0.9 million decrease in uncollectible expense due to improved accounts receivable collections.

Operations and maintenance expenses decreased $3.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to a $3.5 million decrease in contract work and outside services. Contract work and outside services decreased as a result of a reduction in the use of outside contractors for construction and maintenance projects and a reduction in the use of outside consultants and reduced expenses for Sarbanes-Oxley compliance and auditing services.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Depreciation and amortization	$10.9	$10.0	$32.3	$29.6

Depreciation and amortization expenses increased $2.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to increased depreciation resulting from net property, plant and equipment additions.

Taxes Other Than Income Taxes: Taxes other than income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$9.1	$8.9	$26.9	$25.5

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes and property taxes.

Taxes other than income taxes increased $1.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as a result of a $1.0 million increase in a certain gross receipts tax due to a rate increase.

Interest Expense: Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Interest expense	$7.5	$7.9	$21.4	$23.4

Interest expense decreased $2.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to the November 2004 refinancing at lower interest rates of $175 million of Potomac Edison’s outstanding First Mortgage Bonds.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2005 was lower than income tax expense calculated at the federal statutory tax rate, primarily due to the allocation of consolidated tax savings.

Income tax expense for the three months ended September 30, 2005 and the three and nine months ended September 30, 2004 was higher than income tax expense calculated at the federal statutory tax rate, primarily due to state income tax and the effects of utility rate-making.

ALLEGHENY GENERATING COMPANY—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$17.4	$17.0	$50.9	$52.0
Operating income	$11.1	$10.6	$32.5	$32.1
Income before income taxes	$9.4	$8.5	$27.1	$25.7
Net income	$7.4	$6.7	$22.5	$19.5

Net income increased $3.0 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. This increase was primarily due to an increase in the allocated state and federal income tax benefit pursuant to Allegheny’s consolidated tax sharing agreement.

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

Operating Revenues: Operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$17.4	$17.0	$50.9	$52.0

Operating revenues decreased $1.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as a result of decreased expenditure recoveries on operations and maintenance expenditures.

Operations and Maintenance: Operations and maintenance expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$1.2	$1.3	$3.4	$4.7

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $1.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as a result of an inventory write down during the second quarter of 2004.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2005 and 2004 are lower than tax expense calculated at the federal statutory tax rate, primarily due to the allocation of consolidated tax savings and the amortization of deferred investment tax credits.

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

Allegheny’s consolidated capital structure, including short-term debt and liabilities associated with assets held for sale and excluding minority interest, as of September 30, 2005, December 31, 2004 and September 30, 2004, were as follows:

	September 30, 2005		December 31, 2004		September 30, 2004
(In millions)	Amount	%	Amount	%	Amount	%
Debt	$4,232.0	70.6	$5,012.6	77.8	$5,302.1	81.4
Common equity	1,684.3	28.2	1,353.8	21.0	1,136.0	17.5
Preferred equity	74.0	1.2	74.0	1.2	74.0	1.1

Total	$5,990.3	100.0	$6,440.4	100.0	$6,512.1	100.0

In April 2005, the holders of $295.0 million of the outstanding $300.0 million in Trust Preferred Securities issued by Capital Trust accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount of Trust Preferred Securities tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the $47.2 million cash payment was expensed during the second quarter of 2005. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

On June 16, 2005, AE and AE Supply (together, the “Borrowers”) entered into a new $700 million credit facility (the “New AE Credit Facility”) comprised of a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and a $300 million senior unsecured term loan (the “Term Facility”). The Revolving Facility (a) refinanced the aggregate principal amount of approximately $122 million outstanding under AE’s prior credit facility, (b) continued letters of credit issued under AE’s prior credit facility and (c) provided working capital and letters of credit for AE and, subject to certain limitations, its subsidiaries. The lenders under the Revolving Facility are required to make revolving credit loans to, and issue letters of credit at the request of, AE. In addition, subject to certain limitations, AE Supply may borrow, or request letters of credit for, up to $50 million directly under the Revolving Facility. AE is permitted to request letters of credit in an amount not in excess of $125 million on behalf of AE Supply and its subsidiaries. The Revolving Facility matures June 16, 2010.

On August 1, 2005, AE used the proceeds of the Term Facility to refinance the aggregate principal outstanding amount under AE’s 7.75% Notes due August 1, 2005. AE must repay the principal amount borrowed under the Term Facility in consecutive quarterly installments equal to 0.25% of the aggregate principal amount initially advanced to AE under the Term Facility, with the balance due in full at maturity on June 16, 2010. AE may not re-borrow any part of the Term Facility that it repays or prepays.

Loans under the New AE Credit Facility bear interest, depending on the type of loan requested by the Borrowers, at a rate equal to either (i) the higher of the rate announced publicly by Citibank in New York, from time to time, as Citibank’s base rate or 0.50% above the Federal Funds Rate (as defined in the Credit Agreement) (the “Base Rate”), plus the applicable margin, which is between 1.50% and 0.50% for Base Rate loans, or (ii) the Eurodollar Rate (as defined in the Credit Agreement), plus the applicable margin, which is between 2.50% and 1.50% for Eurodollar Rate-based loans. The applicable margin for LIBOR borrowings was 2.00% at September 30, 2005. With respect to each letter of credit, the relevant Borrower is required to pay to the Administrative Agent a letter of credit fee equal to the applicable margin, which ranges from 2.50% to 1.50%, times the daily maximum amount available to be drawn under such letter of credit. In each case of a Base Rate loan, Eurodollar Rate loan or letter of credit, the applicable margin varies depending upon Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc.’s ratings of certain of AE’s public debt. The Borrowers’ ability to request and maintain Eurodollar Rate loans is subject to certain limitations.

On July 21, 2005, AE Supply and certain of its subsidiaries entered into a secured term loan facility (the “New AE Supply Term Loan”) of $1.07 billion. The New AE Supply Term Loan matures in 2011 and has an initial interest rate equal to LIBOR plus 1.75%. The interest rate will improve to LIBOR plus 1.50% if AE Supply’s S&P credit rating improves from current levels. Proceeds from the New AE Supply Term Loan were used, in part, to refinance approximately $738 million outstanding under the prior AE Supply loan.

Proceeds from the New AE Supply Term Loan were also used on August 22, 2005 to redeem AE Supply’s 10.25% Senior Notes due 2007, which had a principal amount outstanding of approximately $331 million. Also on August 22, 2005, AE Supply used cash on hand to redeem its 13.0% Senior Notes due 2007, which had a principal amount outstanding of approximately $35 million. AE Supply expensed premiums and costs associated with the redemption of its 10.25% Senior Notes and 13.0% Senior Notes in the amount of $32.6 million during the three months ended September 30, 2005.

On August 15, 2005, Potomac Edison issued $145 million of 5.125% First Mortgage Bonds due 2015. Approximately $143 million of the proceeds, together with available cash, was used to redeem Potomac Edison’s $65 million of outstanding 7.75% First Mortgage Bonds due 2025 and its $80 million of outstanding 7.625% First Mortgage Bonds due 2025.

On September 27, 2005, WPP Funding, LLC, a subsidiary of West Penn issued $115.0 million of 4.46% Transition Bonds, Series 2005-A with an expected maturity of June 2010. These bonds securitize an intangible right to receive a revenue stream from rate payers. Interest on these bonds will accrue and be added to the principal amount of the bonds until the first scheduled interest payment date following final payment of the Transition Bonds, Series 1999-A issued by West Penn Funding LLC, which is expected to occur in June 2008. Thereafter, interest on these bonds will be paid quarterly.

On October 6, 2005, Allegheny repaid $80.0 million under its New AE Credit Facility.

On October 17, 2005, Monongahela issued $70.0 million of 5.375% First Mortgage Bonds due 2015. Monongahela intends to utilize the proceeds and available cash to redeem $70.0 million of its 7 5/8% First Mortgage Bonds due 2025 on November 19, 2005.

On October 31, 2005, Monongahela fully redeemed its $50.0 million of outstanding $7.73, Series L ($100 par value) Cumulative Preferred Stock. Monongahela paid accrued and unpaid dividends of approximately $1 million.

Allegheny made various other debt payments during the nine months ended September 30, 2005. See Note 2, “Debt” for additional information.

Letters of Credit and Credit Facility Reserves

Allegheny has $136.5 million in letters of credit outstanding at September 30, 2005 under the Revolving Facility. Of this amount, a letter of credit for $125.0 million that expires in June 2006 was issued on September 23, 2005 on behalf of Allegheny as collateral to stay enforcement of the judgment in Allegheny’s litigation against Merrill Lynch while an appeal is pending, and letters of credit for $9.5 million and $2.0 million that expire in July 2006 and September 2006, respectively, were issued on behalf of Allegheny Energy Solutions, Inc. AE Supply also has a $1.6 million letter of credit outstanding that is collateralized by cash and expires in February 2006. These letters of credit are not recorded on Allegheny’s Consolidated Balance Sheets.

Allegheny has agreed to maintain $35 million of availability under the Revolving Facility to stay enforcement of the judgment in its litigation against Merrill Lynch while an appeal is pending.

Off-Balance Sheet Arrangements

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Long-Term Debt and Contractual Obligations

See Note 2, “Debt,” for additional information and details regarding Allegheny’s debt. See also Item 8, Note 3, “Capitalization,” in the 2004 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancing and other debt issuances and redemptions.

Allegheny has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments as of September 30, 2005. The table below does not include expected pension contributions described in Note 12, “Pension Benefits and Postretirement Benefits other than Pensions,” contingent liabilities, liabilities associated with assets held for sale and contractual commitments that were accounted for under fair value accounting. For more information regarding fair value accounting, see “Allegheny Energy, Inc.—Discussion of Segment Results of Operations—AE’s Generation and Marketing Segment Results.”

Contractual Obligations and Commitments (In millions)	Payments from October 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$17.8	$681.2	$172.4	$3,370.4	$4,241.8
Interest on long-term debt***	66.1	403.5	366.3	671.0	1,506.9
Interest rate swap obligations	0.1	12.3	12.3	8.2	32.9
Capital lease obligations **	3.0	17.7	9.6	4.4	34.7
Operating lease obligations **	1.5	8.0	6.4	20.8	36.7
PURPA purchased power	52.0	420.0	432.9	3,935.6	4,840.5
Fuel purchase and transportation commitments	141.6	1,170.8	668.9	1,613.7	3,595.0

Total	$282.1	$2,713.5	$1,668.8	$9,624.1	$14,288.5

*	Does not include debt associated with unamortized debt expense, discounts, premiums, payments made subsequent to September 30, 2005 and anticipated debt repayments.
**	Does not include amounts associated with assets held for sale.
***	Amounts are based on interest rates as of September 30, 2005 and do not reflect any payments made subsequent to September 30, 2005 and any anticipated future debt repayments or interest rate changes. Total interest on long-term debt includes $14.8 million in interest that will accrue and be added to the principal amount of West Penn’s $115.0 million of 4.46% Transaction Bonds, Series 2005-A.

Monongahela has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments as of September 30, 2005. The table below does not include expected pension contributions and contingent liabilities.

Contractual Obligations and Commitments (In millions)	Payments from October 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$—	$315.5	$—	$370.2	$685.7
Interest on long-term debt**	10.0	62.6	50.2	152.1	274.9
Capital lease obligations	1.2	7.0	3.7	1.6	13.5
Operating lease obligations	0.2	0.4	—	—	0.6
PURPA purchased power	13.6	116.5	117.5	1,224.0	1,471.6
Fuel purchase and transportation commitments	29.7	238.6	136.6	324.3	729.2

Total	$54.7	$740.6	$308.0	$2,072.2	$3,175.5

*	Does not include debt associated with unamortized debt expense, discounts, premiums, payments made subsequent to September 30, 2005 and anticipated debt repayments.
**	Amounts are based on interest rates as of September 30, 2005 and do not reflect any payments made subsequent to September 30, 2005 and any anticipated future debt repayments or interest rate changes.

West Penn has various obligations and commitments to make future cash payments under debt instruments, lease arrangements and other contracts. The table below summarizes the payments due by period for these obligations and commitments as of September 30, 2005. The table below does not include expected pension contributions and contingent liabilities.

Contractual Obligations and Commitments (In millions)	Payments from October 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$17.8	$155.7	$145.1	$94.2	$412.8
Interest on long-term debt**	5.1	29.0	18.4	26.2	78.7
Capital lease obligations	0.9	5.9	3.0	1.4	11.2
Operating lease obligations	0.1	0.3	0.1	—	0.5
PURPA purchased power	12.7	103.4	109.5	479.6	705.2

Total	$36.6	$294.3	$276.1	$601.4	$1,208.4

*	Does not include debt associated with unamortized debt expense, discounts, premiums, payments made subsequent to September 30, 2005 and anticipated debt repayments.
**	Amounts are based on interest rates as of September 30, 2005 and do not reflect any payments made subsequent to September 30, 2005 and any anticipated future debt repayments or interest rate changes.

AE Supply has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments as of September 30, 2005. The table below does not include expected pension contributions, contingent liabilities, liabilities associated with assets held for sale and contractual commitments that were accounted for under fair value accounting.

Contractual Obligations and Commitments (In millions)	Payments from October 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$—	$107.8	$21.4	$2,302.9	$2,432.1
Interest on long-term debt**	41.2	259.8	251.4	401.6	954.0
Interest rate swap obligations	0.1	12.3	12.3	8.2	32.9
Capital lease obligations	0.1	0.3	—	—	0.4
Operating lease obligations	1.2	6.9	6.4	20.7	35.2
Fuel purchase and transportation commitments	111.8	932.2	532.3	1,289.4	2,865.7

Total	$154.4	$1,319.3	$823.8	$4,022.8	$6,320.3

*	Does not include unamortized debt expense, discounts, premiums, payments made subsequent to September 30, 2005 and anticipated debt repayments.
**	Amounts are based on interest rates as of September 30, 2005 and do not reflect any payments made subsequent to September 30, 2005 and any anticipated future debt repayments or interest rate changes.

The obligations for Potomac Edison and AGC did not change materially from the amounts reported in the 2004 Annual Report on Form 10-K.

Allegheny’s capital expenditures for the last three months of 2005 and for the full year of 2006 are estimated at $82.2 million and $407.4 million, respectively, and include estimated expenditures of $17.2 million and $167.8 million, respectively, for environmental control technology. See Item 8, Note 27, Commitments and Contingencies, to the 2004 Annual Report on Form 10-K for additional information.

On September 19, 2005, AE entered into a Professional Services Agreement (the “PSA”) with Electronic Data Systems Corporation (“EDS”) and EDS Information Services, L.L.C. (“EIS”, together with EDS, the “Service Provider”). On November 1, 2005, the Service Provider assumed responsibility for many of Allegheny’s information technology functions and the coordination and installation of an enterprise resource planning system. Unless extended by AE, the PSA will expire on December 31, 2012. Most of the AESC employees performing Allegheny’s information technology functions were offered employment with EDS.

Financing

Debt: See Note 2, “Debt,” for a discussion of the issuances and redemptions of debt by the registrants during the nine months ended September 30, 2005.

Short-term Debt: Both AE and AE Supply manage short-term obligations with cash on hand and amounts available under revolving credit facilities. AE, Monongahela, Potomac Edison, West Penn and AE Supply manage excess cash and short-term requirements through an internal money pool. The money pool provides funds to approved AE subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven day commercial paper rate, as quoted by the same source, less four basis points. AE and AE Supply can only lend money into the money pool. Monongahela, West Penn and Potomac Edison can either lend money into, or borrow money from, the money pool.

At September 30, 2005, no registrant had access to any short-term revolving credit facilities or lines of credit with third-party financial institutions beyond those described above. AE had $256.5 million of revolving credit available under its $400 million revolving credit facility. There were $7.0 million in borrowings and $136.5 million of outstanding letters of credit drawn against the revolving credit facility at September 30, 2005. In addition, AE Supply had a $1.6 million letter of credit outstanding at September 30, 2005 which was collateralized by cash.

See Item 8, Note 3, Capitalization, of the 2004 Annual Report on Form 10-K for additional information.

Asset Sales

On September 30, 2005, Monongahela completed the sale of its natural gas operations in West Virginia to Mountaineer Gas Holdings Limited Partnership, a partnership composed of IGS Utilities LLC, IGS Holdings LLC and affiliates of ArcLight Capital Partners, LLC, for approximately $161.0 million in cash and the assumption of approximately $87.0 million of long-term debt, subject to certain post-closing adjustments. The assets sold included all of the issued and outstanding capital stock of Mountaineer Gas and certain other assets related to the West Virginia natural gas operations.

On August 2, 2005, Monongahela signed an agreement to sell its Ohio electric T&D assets to Columbus Southern Power (“Columbus Southern”), a subsidiary of American Electric Power Company, for net cash proceeds of approximately $55 million. The purchase price for the assets will be the net book value at the time of closing, plus $10.0 million, less certain property taxes. The sale will include a power purchase agreement under which Monongahela will provide generation service to Columbus Southern for the Ohio retail customer base from the time of closing through May 31, 2007 at $45 per megawatt-hour, which is less than the current market price for power. Monongahela recorded an impairment charge relating to the anticipated sale of approximately $30.5 million. This amount represents the estimated value, at September 30, 2005, of Monongahela’s agreement to provide generation service to Columbus Southern at below-market prices, partially offset by approximately $8.0 million, representing the purchase price less the estimated net book value of the assets at the time of closing and approximately $2.0 million in expenses associated with the sale. Monongahela will record additional charges or credits as the value of the purchase agreement increases or decreases up to the closing date of the sale. The sale is contingent upon certain closing conditions, third party consents and state and federal regulatory approvals. The sale is expected to close by the end of 2005.

On August 12, 2005, AE Supply and its subsidiaries, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, LLC completed the sale of certain assets relating to AE Supply’s Wheatland generating facility (the “Wheatland Assets”) to PSI Energy, Inc. and The Cincinnati Gas & Electric Company for approximately $100 million and the assumption of certain liabilities related to the Wheatland Assets.

During May 2005, Potomac Edison completed the sale of its Hagerstown, Maryland property for $10.6 million in net cash proceeds.

Land Sales: During the three and nine months ended September 30, 2005, AE Supply and West Penn and its subsidiaries completed land sales for aggregate proceeds of $2.4 million.

See Note 3, “Discontinued Operations and Assets Held for Sale,” for information relating to asset sales.

Cash Flows

Allegheny

Allegheny’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Allegheny’s ability to produce and supply its customers with power at competitive prices.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $326.3 million, consisting of discontinued operations and non-cash charges of $250.1 million, net income of $59.9 million and changes in certain assets and liabilities of $16.3 million. Cash flows provided by operating activities for the nine months ended September 30, 2004 were $331.8 million, consisting of discontinued operations and non-cash charges of $740.8 million, partially offset by a net loss of $383.0 million and changes in certain assets and liabilities of $26.0 million.

Significant cash flows related to operating activities for the nine months ended September 30, 2005 included $78.0 million in payments to Allegheny’s pension and other postretirement benefit plans, primarily as a result of contributions made to satisfy the funding requirements of these benefit plans, $47.2 million in payments to the holders of the 11 7/8% Trust Preferred Securities under the terms of the tender offer and consent solicitation, $29.5 million in payments to the remaining holders of AE Supply’s 10.25% and 13.0% Senior Notes and the cash receipt of $11.2 million from a former trading executive’s forfeited assets.

Significant cash flows related to operating activities for the nine months ended September 30, 2004 included $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company as a result of the exit from Western U.S. energy markets, $44.8 million in payments to Allegheny’s pension and other postretirement benefit plans, primarily as a result of contributions made to satisfy the funding requirements of these benefits plans and $28.0 million in final scheduled payments in connection with the termination of the tolling agreement with Williams Energy and Marketing Company.

The changes in certain assets and liabilities for the nine months ended September 30, 2005 resulted in an increase in operating cash flows of $16.3 million. Operating cash flows were provided primarily by a $62.0 million increase in accrued taxes, primarily as a result of timing differences associated with the payment of certain tax obligations, a $49.0 million change in assets and liabilities held for sale and a $46.8 million increase in accrued interest, primarily as a result of interest expense accrued for the Merrill Lynch litigation summary judgment. These amounts were partially offset by cash flows used for operating activities primarily as a result of a $73.2 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, and a $51.0 million increase in collateral deposits due to the requirements of various contracts.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in a decrease in operating cash flows of $26.0 million. Operating cash flows were used primarily for a $60.7 million increase in collateral deposits due to the requirements of various contracts, a $20.6 million decrease in accounts payable, primarily as a result of timing differences associated with the payment of certain obligations, and a $16.9 million decrease in accrued taxes, primarily as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by cash flows provided by operating activities primarily due to a $34.3 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, and a $28.9 million increase in accrued interest, primarily as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows provided by investing activities for the nine months ended September 30, 2005 were $246.0 million. Cash flows used in investing activities for the nine months ended September 30, 2004 were $174.7 million.

Significant cash flows provided by investing activities for the nine months ended September 30, 2005 included a $206.0 million decrease in restricted funds, primarily due to the release of the proceeds related to the 2004 sales of OVEC and the Lincoln generation facility, and $247.4 million in sale proceeds, primarily related to the sale of the West Virginia natural gas operations and the AE Supply Wheatland Generating Facility. These amounts were partially offset by $204.4 million in capital expenditures.

Significant cash flows used in investing activities for the nine months ended September 30, 2004 included $199.2 million in capital expenditures. This amount was partially offset by $14.1 million in proceeds from the sale of various non-core assets and an $8.3 million decrease in restricted funds.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2005 and 2004 were $417.8 million and $453.0 million, respectively.

Significant cash flows used in financing activities for the nine months ended September 30, 2005 included $2,202.0 million in payments for the retirement of long-term debt, primarily due to the June 16, 2005 refinancing of AE’s Prior Credit Facility and Medium-Term Notes, the July 21, 2005 refinancing of the Prior AE Supply loan and Medium-Term Notes, and the August 15, 2005 refinancing of outstanding First Mortgage Bonds. This amount was partially offset by $1,782.4 million (net of $14.2 million related to debt issuance costs) in proceeds from the issuance of long-term debt, primarily related to the previously mentioned refinancings and the issuance of $115.0 million in Transition Bonds.

Significant cash flows used in financing activities for the nine months ended September 30, 2004 included $1,994.3 million in payments for the retirement of long-term debt. This amount was partially offset by $1,594.9 million (net of $28.1 million related to debt issuance costs) in proceeds from the issuance of long-term debt. Both amounts were primarily related to the March 8, 2004 refinancing of the Borrowing Facilities.

Monongahela

Monongahela’s cash flows from operating activities primarily result from the sale, transmission and distribution of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Monongahela’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common and preferred dividends, was $23.8 million for the nine months ended September 30, 2005 compared with $56.4 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $27.5 million, consisting of discontinued operations and non-cash charges of $78.0 million and net income of $12.6 million, partially offset by changes in certain assets and liabilities of $63.1 million. Cash flows provided by operating activities for the nine months ended September 30, 2004 were $82.4 million, consisting of discontinued operations and non-cash charges of $99.1 million, partially offset by a net loss of $11.1 million and changes in certain assets and liabilities of $5.6 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2005 resulted in a decrease in operating cash flows of $63.1 million. Operating cash flows were used primarily for a $43.6 million change in accounts receivable due from/payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations, a $12.7 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $9.5 million increase in collateral deposits, primarily as a result of collateral requirements of PJM related to the Ohio customers and a $9.4 million change in assets and liabilities held for sale. These amounts were partially offset by cash flows provided by operating activities primarily due to a $6.1 million increase in accrued interest, primarily as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in a decrease in operating cash flows of $5.6 million. Operating cash flows were used primarily for a $32.4 million change in taxes receivable/accrued, net, a $3.6 million decrease in accounts payable and a $3.5 million increase in prepaid taxes, each primarily as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily due to a

$29.3 million change in accounts receivable due from/payable to affiliates, net, and a $4.2 million increase in accrued interest, each primarily as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows provided by investing activities for the nine months ended September 30, 2005 were $86.5 million. Cash flows used in investing activities for the nine months ended September 30, 2004 were $41.0 million. Significant cash flows used in investing activities for both periods were for capital expenditures. The nine months ended September 30, 2005 amount also included a source of $134.4 million resulting primarily from the proceeds received in connection with the sale of the West Virginia natural gas operations.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2005 and 2004 were $48.8 million and $58.7 million, respectively.

Significant cash flows used in financing activities for the nine months ended September 30, 2005 were for an increase in a note receivable from an affiliate and cash dividends paid on preferred stock.

Significant cash flows used in financing activities for the nine months ended September 30, 2004 were $66.3 million for the retirement of long-term debt and $53.6 million in net repayments on short-term debt, both primarily as a result of the June 2004 refinancing, an increase of $30.1 million on a note receivable from an affiliate and $26.0 million in cash dividends paid on preferred and common stock. These amounts were partially offset by a source of $117.3 million (net of $2.4 million related to debt issuance costs) in proceeds from the issuance of long-term debt related to the June 2004 refinancing.

Potomac Edison

Potomac Edison’s cash flows from operating activities primarily result from the sale, transmission and distribution of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Potomac Edison’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common dividends, was $23.7 million for the nine months ended September 30, 2005 compared with $65.3 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $70.8 million, consisting of net income of $51.5 million and non-cash charges of $34.5 million, partially offset by changes in certain assets and liabilities of $15.2 million. Cash flows provided by operating activities for the nine months ended September 30, 2004 were $94.2 million, consisting of net income of $30.5 million, non-cash charges of $44.8 million and changes in certain assets and liabilities of $18.9 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2005 resulted in a decrease in operating cash flows of $15.2 million. Operating cash flows were used primarily for a $16.0 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $9.4 million decrease in accounts payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations, and a $7.6 million decrease in collateral deposits held, primarily as a result of reduced collateral requirements under an affiliate power agreement. These amounts were partially offset by cash flows provided by operating activities primarily due to a $9.1 million increase in accounts payable and a $3.0 million increase in accrued interest, each primarily as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in an increase in operating cash flows of $18.9 million. Operating cash flows were provided primarily by a $9.4 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $9.3 million increase in collateral deposits held, primarily as a result of increased collateral requirements under an affiliate power agreement, and a $5.8 million increase in accrued interest, primarily as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows used for operating activities primarily as a result of a $4.7 million decrease in accounts payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2005 and 2004 were $35.9 million and $54.8 million, respectively.

Significant cash flows used in investing activities for both periods were for capital expenditures. The nine months ended September 30, 2005 amount also included $10.6 million in proceeds from the sale of assets, primarily as a result of the sale of the Hagerstown, Maryland property, and a source of $7.6 million resulting from a decrease in restricted funds due to reduced collateral requirements related to an affiliate power agreement. The nine months ended September 30, 2004 amount also included a use of $7.4 million resulting from an increase in restricted funds due to collateral requirements related to an affiliate power agreement.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2005 and 2004 were $43.3 million and $56.6 million, respectively.

Significant cash flows used in financing activities for the nine months ended September 30, 2005 included $149.6 million for the retirement of outstanding First Mortgage Bonds related to the August 15, 2005 refinancing, and $47.1 million in cash dividends paid on common stock. These amounts were partially offset by $142.4 million (net of $1.2 million related to debt issuance costs) in proceeds from the issuance of long-term debt related to the August 2005 refinancing, and $10.9 million for a decrease in a note receivable from an affiliate.

Significant cash flows used in financing activities for the nine months ended September 30, 2004 were for an increase in a note receivable from an affiliate and cash dividends paid on common stock.

AGC

AGC’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy and weather have on revenues, future demand and market prices for energy.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common dividends, was $14.3 million for the nine months ended September 30, 2005 compared with $20.5 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $30.5 million, consisting of net income of $22.5 million, non-cash charges of $7.8 million and changes in certain assets and liabilities of $0.2 million. Cash flows provided by operating activities for the nine months ended September 30, 2004 were $33.0 million, consisting of net income of $19.5 million, non-cash charges of $8.5 million and changes in certain assets and liabilities of $5.0 million.

The changes in certain assets and liabilities for the nine months ended September 30, 2005 resulted in an increase in operating cash flows of $0.2 million. Operating cash flows were provided primarily by a $0.5 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the nine months ended September 30, 2004 resulted in an increase in operating cash flows of $5.0 million. Operating cash flows were provided primarily by a $4.9 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the nine months ended September 30, 2005 and 2004 were $6.5 million and $7.1 million, respectively, consisting of capital expenditures.

Financing Activities: Cash flows used in financing activities for the nine months ended September 30, 2005 were $31.2 million consisting of a $15.0 million payment on a note payable to parent and $16.2 million of cash dividends paid on common stock. Cash flows used in financing activities for the nine months ended September 30, 2004 were $22.5 million consisting of a $10.0 million payment on a note payable to parent and $12.5 million of cash dividends paid on common stock.

Change in Credit Ratings

On February 17, 2005, S&P upgraded its credit rating of AE Supply’s Senior Secured Debt (referred to as the prior AE Supply loan) and the secured portion of the Amended A-Notes to “BB-” from “B+.” S&P’s outlook for AE and its subsidiaries remains positive.

On February 24, 2005, Moody’s Investors Service (“Moody’s”) upgraded its credit rating for AE’s Senior Unsecured Debt to “B1” from “B2.” Moody’s also upgraded its credit rating for AE Supply’s Senior Secured Debt to “Ba3” from “B1” and upgraded its credit rating for AE Supply’s Senior Unsecured Debt to “B2” from “B3.” Moody’s also upgraded its credit rating for AGC’s Senior Unsecured Debt to “B2” from “B3.” Moody’s upgraded its outlook for Monongahela, Potomac Edison and West Penn to positive from stable, making the rating outlook for all of Allegheny’s rated entities positive.

On February 25, 2005, Fitch IBCA Ratings Services revised its outlook of AE, AE Supply and AGC to positive from stable.

On April 19, 2005 S&P issued a new short-term credit rating for AE of “B2.” S&P reiterated its positive outlook for AE.

On May 9, 2005, S&P raised all of its credit ratings for AE and its subsidiaries (except for AE’s short-term rating and West Penn’s Transition Bonds). AE’s corporate rating was raised from “B+” to “BB-.” The ratings for Senior Unsecured Debt of AE, AE Supply and AGC and for Monongahela’s preferred equity were raised from “B-” to “B.” The ratings for the Senior Unsecured Debt of Monongahela and Potomac Edison were raised from “B” to “B+.” The rating for the Senior Unsecured Debt of West Penn was raised from “B+” to “BB-.” The rating for the Senior Secured Debt of AE Supply was raised from “BB-” to “BB.” The ratings for First Mortgage Bonds issued by Monongahela and Potomac Edison were raised from “BB+” to “BBB-.” S&P’s outlook for AE and its subsidiaries remains positive.

On June 3, 2005, Moody’s upgraded all of its credit ratings for AE and its subsidiaries (except West Penn’s Transition Bonds). AE’s Senior Unsecured Debt rating was raised from “B1” to “Ba2.” AE Supply’s and AGC’s Senior Unsecured Debt rating was raised from “B2” to “Ba3.” AE Supply’s Senior Secured Debt rating and AE Supply Statutory Trust’s Senior Secured Debt rating were raised from “Ba3” to “Ba2.” The rating for Monongahela’s First Mortgage Bonds was raised from “Ba1” to “Baa3.” Monongahela’s Senior Unsecured Debt rating was raised from “Ba2” to “Ba1.” Monongahela’s Preferred Stock rating was raised from “B1” to “Ba3.” The rating for Potomac Edison’s First Mortgage Bonds was raised from “Ba1” to “Baa2.” Potomac Edison’s Senior Unsecured Debt rating was raised from “Ba2” to “Baa3.” West Penn’s Senior Unsecured Debt was raised from “Ba1” to “Baa3.” Moody’s outlook for AE and its subsidiaries is stable.

On June 13, 2005, Moody’s assigned a new Corporate Family rating of “Ba1” for AE and a new Liquidity rating of “SGL-2” for AE. Moody’s reiterated its stable outlook for AE and its subsidiaries.

On July 8, 2005, Fitch upgraded the Senior Secured Debt rating of AE Supply from “BB-” to “BB.” AE Supply’s Senior Unsecured Debt rating and AGC’s Senior Unsecured Debt rating were raised from “B-” to “B+.” Fitch reiterated its positive outlook for AE, AE Supply and AGC.

On September 27, 2005, Fitch, S&P and Moody’s assigned ratings of “AAA,” “AAA” and “Aaa,” respectively, to the Series-A 4.46% Transition Bonds issued by WPP Funding, LLC.

The following table lists Allegheny’s credit ratings, as of November 4, 2005:

	Moody’s		S & P	Fitch
Outlook	Stable		Positive	Positive/Stable (a)
AE:
Corporate Credit Rating	Ba1	(b)	BB-	NR
Senior Unsecured Debt	Ba2		B	BB-
Short-term Rating	SGL-2	(c)	B2	NR

AE Supply:
Senior Unsecured Debt	Ba3		B	B+
Senior Secured Debt	Ba2		BB	BB
Pollution Control Bonds	NR		NR	AAA

Monongahela:
First Mortgage Bonds	Baa3		BBB-	BBB
Senior Unsecured Debt	Ba1		B+	BBB-
Preferred Stock	Ba3		B	BB+

Potomac Edison:
First Mortgage Bonds	Baa2		BBB-	BBB
Senior Unsecured Debt	Baa3		B+	BBB-

West Penn:
Transition Bonds	Aaa		AAA	AAA
Senior Unsecured Debt	Baa3		BB-	BBB-

AGC:
Senior Unsecured Debt	Ba3		B	B+

(a)	Rating outlook positive for AE, AE Supply and AGC. All other entities are stable.
(b)	Corporate Family rating
(c)	Liquidity rating

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

REGULATORY MATTERS

See, Item 1, “Regulatory Framework Affecting Allegheny” in the 2004 Annual Report on Form 10-K for a summary of regulatory matters.

Federal Legislation, Regulation and Rate Matters

Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals from the Distribution Companies and others. FERC concluded that neither of the rate design proposals, nor the existing PJM rate design, had been shown to be just and reasonable. However, FERC ordered the continuation of the existing rate design and the implementation of a transition charge for this region through March 31, 2006. FERC also authorized three transmission owners to submit filings that would enable them to assess additional transition charges against the Distribution Companies and other utilities in PJM. In February 2005, FERC accepted these transition charges, effective December 1, 2004, subject to an evidentiary hearing regarding the data and methodology used to determine the charges and proposed adjustments.

The order expected to be issued by FERC may require the Distribution Companies to refund some portion of the amounts received from these transition charges or entitle the Distribution Companies to receive additional revenue from these charges. Allegheny estimates that these additional charges will result in net transmission charges to the Distribution Companies of approximately $4.7 million for the ten-month period ended September 30, 2005 and approximately $3.5 million for the remaining six-month period ended March 31, 2006. In addition, the Distribution Companies may be required to pay additional amounts as a result of surcharges imposed on the transition charges previously billed to the Distribution Companies. In a May 2005 order, FERC again determined that the existing PJM rate design may not be just and reasonable. On September 30, 2005, the Distribution Companies, together with another PJM transmission owner, filed a proposed rate design with FERC to replace the existing rate design within PJM, effective April 1, 2006. Two other PJM transmission owners also filed a separate proposed rate design. A hearing is scheduled for April 2006 to determine whether the rate design is unjust and unreasonable and whether it should be replaced by either of the proposed rate designs.

Substantially all of Allegheny’s generation assets and power supply obligations are located within the PJM market. Any changes in PJM policies and/or market rules, including changes that are currently under consideration by FERC, could adversely affect Allegheny’s financial results. These matters include proposed revisions to PJM’s tariff concerning the auction of long-term financial transmission rights and the allocation mechanism for the auction revenues; changes in transmission congestion patterns due to the proposed implementation of PJM’s regional transmission expansion planning protocol or other required transmission system upgrades; and new generation retirement rules and market rules governing the capacity markets.

In July 2005, Congress passed the Energy Policy Act of 2005 (the “Energy Policy Act”), which the President signed into law on August 8, 2005. This far-reaching bill will affect many aspects of electric generation, transmission and distribution. Among other things, the bill repeals PUHCA, effective February 8, 2006. Currently, PUHCA imposes financial and operational conditions and restrictions on many aspects of the business of a registered holding company system. For example, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities and for the sale or acquisition of utility assets and, with limited exceptions, requires that transactions between affiliated companies in a registered holding company system be performed at cost.

Following PUHCA’s repeal, Allegheny will continue to be subject to substantial regulation, including increased authority of FERC. The Energy Policy Act gives FERC significant new responsibilities, including oversight of the reliability of the transmission grid, backstop authority to site transmission facilities in national interest electric transmission corridors and the authority to provide incentive-based rates to promote transmission investment. The Energy Policy Act provides FERC additional jurisdiction to review books and records of holding companies and over utility mergers, acquisitions of utility securities and assets and certain asset transfers. In addition, FERC will now have jurisdiction over the actions of electric utility subsidiaries of formerly registered holding companies like Allegheny under circumstances previously preempted by PUHCA, including authority over the issuance of certain securities and the assumption of certain liabilities.

FERC has issued notices of proposed rulemaking related to the implementation of the Energy Policy Act. In one such notice, FERC has requested comments on, among other things, whether the SEC’s “at cost” rule should be replaced with the FERC’s “lower of cost or market” standard. Allegheny is currently assessing the impact that the Energy Policy Act and FERC’s proposed rules will have on it.

On August 11, 2005, AE Supply, the Distribution Companies and other Allegheny entities that have market-based rate authority granted by FERC filed a triennial analysis of market power with FERC. This filing is required as a condition to continuing to sell electric energy at wholesale and market rates. FERC approved this filing on October 20, 2005.

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

On April 21, 2005, the Pennsylvania Public Utility Commission approved the amended Joint Petition, which allows West Penn to securitize up to $115 million of additional transition costs (including the deferred portion of the competitive transition charge (“CTC”) from 1999 through 2004) through the issuance of transition bonds. On September 27, 2005, WPP Funding, LLC, a subsidiary of West Penn, issued $115 million aggregate principal amount of 4.46% Transition Bonds, Series 2005-A.

As part of the April 2005 order, the Pennsylvania PUC extended distribution rate caps from 2005 to 2007, and extended generation rate caps from 2008 to 2010, with additional generation rate increases occurring in 2007, 2009 and 2010. According to the terms of the amended Joint Petition, a Request for Proposal for full requirements wholesale electric power supply to serve load in 2009 and 2010 was issued May 31, 2005 with bids due July 20, 2005. AE Supply was the successful bidder and was awarded the contract on July 21, 2005. On September 2, 2005, AE Supply filed a request with the FERC for authority to make these wholesale power sales, which FERC granted on October 25, 2005.

Ohio: In July 2003, PUCO authorized Monongahela to issue a request for proposals for wholesale power to supply approximately 130 MW of new standard market-based retail rate service to its large industrial and commercial customers and to its street lighting customers. In October 2003, PUCO denied approval of the wholesale bid and new retail rates and ordered the continuation of the current fixed rates for these customer classes until December 31, 2005. In February 2004, Monongahela appealed PUCO’s decision to the Ohio Supreme Court. On December 30, 2004, the Ohio Supreme Court affirmed PUCO’s October 2003 order extending Monongahela’s rate caps for large commercial and industrial customers past the end of 2003.

Since January 2004, Monongahela has been purchasing power at PJM market prices for these customers. The price for that power has been, and Monongahela anticipates that it will continue to be, higher than the current retail generation rates it charges these customers. Monongahela has expensed $12.2 million and $2.8 million of costs in excess of its rates for the three months ended September 30, 2005 and 2004, respectively, and $23.1 million and $7.8 million for the nine months ended September 30, 2005 and 2004, respectively, pending the final outcome of Monongahela’s legal challenges.

In February 2004, Monongahela filed for an injunction in federal court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. In May 2004, the court partially granted Monongahela’s request, ruling that the Ohio legislation adopted in 1999 to restructure the electric utility industry was unconstitutional to the extent it did not permit Monongahela to make a claim with PUCO that its rates are confiscatory. Monongahela requested reconsideration of the court’s order, which the court partially granted by retaining jurisdiction over this matter. PUCO initiated a proceeding in compliance with the federal court’s directive. In June 2004, Monongahela filed its application for rate relief, which PUCO denied in December 2004 with respect to certain large industrial and commercial customers and street lighting customers. Monongahela requested rehearing of PUCO’s ruling on January 7, 2005, which was denied. Monongahela appealed this ruling on February 25, 2005. On January 12, 2005, Monongahela renewed its request for a preliminary injunction against PUCO in federal court. On September 27, 2005, the federal court denied without prejudice Monongahela’s renewed motion for administrative purposes, noting that, in the event that a settlement of this matter is not achieved, it will reactivate the motion.

On June 14, 2005, PUCO directed Monongahela to begin discussions with Columbus Southern Power Company (“Columbus Southern”), a subsidiary of American Electric Power, regarding the transfer of Monongahela’s Ohio service territory to AEP. On August 2, 2005, Monongahela entered into an agreement with Columbus Southern for the sale of its Ohio T&D business. Monongahela has filed requests for approval of the sale with both PUCO and FERC. A hearing at PUCO regarding the proposed sale was held on October 11 and October 12, 2005. FERC approved this transaction on October 28, 2005.

Maryland: In May 2005, the Maryland PSC initiated a policy review proceeding to consider statewide options for Type II standard offer service (“SOS”) after current settlement expirations. Type II SOS is a generation service currently provided by utilities to larger-sized commercial and industrial customers. The market price SOS currently provided by Potomac Edison to its Type II non-residential customers was scheduled to expire on December 31, 2006. A settlement agreement, signed by many of the parties, was filed with the Maryland PSC in June 2005. On September 30, 2005, the Commission issued an order accepting the settlement with certain changes. In a joint response to this order, which was filed on September 30, 2005 by the state’s electric utilities, Potomac Edison requested certain modifications to the order and on October 12, 2005, the Maryland PUC issued an order revising its initial order consistent with Potomac Edison’s requests. As a result, market-priced SOS for

Potomac Edison’s Type II customers will be extended until May 31, 2007, and SOS for all of Potomac Edison’s Type II customers will be procured annually. Substantially all other terms and conditions for providing this SOS are the same as previously approved by the Maryland PSC.

On October 13, 2005, Eastalco Aluminum Company filed a show cause complaint with the Maryland PUC alleging that Potomac Edison’s present T&D rates produce overearnings in excess of $18 million. Potomac Edison will respond to the complaint, arguing that its present rates produce revenues that, when properly adjusted for ratemaking principles accepted in its last base rate case, result in an appropriate level of jurisdictional earnings. Allegheny cannot predict the outcome of this proceeding.

West Virginia: On May 24, 2005 Monongahela and Potomac Edison filed an application with the West Virginia PSC requesting approval to issue $382 million in environmental control bonds to raise capital for the installation of pollution control equipment at the Fort Martin generating station located near Morgantown, West Virginia. Monongahela and Potomac Edison have proposed to secure these environmental control bonds with the rights to collect an environmental control charge from customers over the term of the bonds. This securitized financing is permitted under legislation that was signed into law in West Virginia on May 4, 2005. Hearings by the West Virginia PSC on this application and applications filed by Monongahela and Potomac Edison related to proposed intercompany transfers of certain generation assets and for a Certificate of Public Convenience and Necessity related to the proposed installation of the pollution control equipment at Ft. Martin are scheduled to begin on November 29, 2005. On July 13, 2005, Monongahela, Potomac Edison and AE Supply filed a request at the FERC for approval of the proposed generation asset transfers and an amended and restated power purchase agreement, which FERC approved on October 21, 2005.

On August 24, 2005, the West Virginia PSC approved the sale of Mountaineer and Allegheny’s other natural gas operations in West Virginia and a related increase in Mountaineer’s base rates. The sale of these assets was completed on September 30, 2005.

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

As reported in the 2004 Annual Report on Form 10-K, Allegheny uses various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of September 30, 2005 and December 31, 2004, this calculation yielded a VaR of $0.5 million and $0.3 million, respectively.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting during the three months ended September 30, 2005.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Allegheny Energy, Inc.

Documents
10.1*	Professional Services Agreement, dated September 19, 2005, among Allegheny Energy, Inc., EDS Information Systems, L.L.C. and Electronic Data Systems Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested from the Commission for portions of this document.

EXHIBIT INDEX

Monongahela Power Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

The Potomac Edison Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Generating Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: November 4, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Senior Vice President and Chief Financial Officer

MONONGAHELA POWER COMPANY

Date: November 4, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

THE POTOMAC EDISON COMPANY

Date: November 4, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

ALLEGHENY GENERATING COMPANY

Date: November 4, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer