Form 10-Q
period 2006-03-31
ALLEGHENY ENERGY, INC
filed 2006-05-09
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
Allegheny Energy, Inc.	☒	☐	☐
Monongahela Power Company	☐	☐	☒
The Potomac Edison Company	☐	☐	☒
Allegheny Generating Company	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Allegheny Energy, Inc.	Yes ☐	No ☒
Monongahela Power Company	Yes ☐	No ☒
The Potomac Edison Company	Yes ☐	No ☒
Allegheny Generating Company	Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of April 30, 2006:

Allegheny Energy, Inc.	163,340,141	($1.25 par value)
Monongahela Power Company	5,891,000	($50.00 par value)
The Potomac Edison Company	22,385,000	($0.01 par value)
Allegheny Generating Company	1,000	($1.00 par value)

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Allegheny Energy, Inc.:
Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	3
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	4
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	5-6
Notes to Consolidated Financial Statements	7-31

Monongahela Power Company:
Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	32
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	33
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	34-35
Notes to Consolidated Financial Statements	36-44

The Potomac Edison Company:
Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	45
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	46
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	47-48
Notes to Consolidated Financial Statements	49-53

Allegheny Generating Company:
Statements of Operations for the Three Months Ended March 31, 2006 and 2005	54
Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	55
Balance Sheets as of March 31, 2006 and December 31, 2005	56-57
Notes to Financial Statements	58-60

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)	61-94

Item 3. Quantitative and Qualitative Disclosures About Market Risk	94-95

Item 4. Controls and Procedures	95

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	95

Item 1A. Risk Factors	95

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	95

Item 3. Defaults Upon Senior Securities	95

Item 4. Submission of Matters to a Vote of Security Holders	95

Item 5. Other Information	95

Item 6. Exhibits	96-99

Signatures	100

GLOSSARY

The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.
AE Solutions	Allegheny Energy Solutions, Inc., a subsidiary of Allegheny Ventures.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE.
AGC	Allegheny Generating Company, an unregulated generation subsidiary of AE Supply.
Allegheny	AE together with its consolidated subsidiaries.
Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of AE.
Distribution Companies	Collectively, Monongahela, Potomac Edison and West Penn. The Distribution Companies do business as “Allegheny Power.”
Monongahela	Monongahela Power Company, a regulated subsidiary of AE.
Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela, which was sold on September 30, 2005.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE.
West Penn	West Penn Power Company, a regulated subsidiary of AE.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Operating revenues	$845,646	$754,030

Operating expenses:
Fuel consumed in electric generation	213,207	173,887
Purchased power and transmission	101,232	104,822
Gain on sale of OVEC power agreement and shares	(5,000)	--
Deferred energy costs, net	4,993	1,186
Operations and maintenance	161,863	162,677
Depreciation and amortization	67,842	76,411
Taxes other than income taxes	53,667	55,058

Total operating expenses	597,804	574,041

Operating income	247,842	179,989

Other income and expenses, net (Note 13)	7,671	5,253

Interest expense and preferred dividends:
Interest expense	67,388	125,794
Preferred dividend of subsidiary	293	1,259

Total interest expense and preferred dividends	67,681	127,053

Income from continuing operations before income taxes and minority interest	187,832	58,189

Income tax expense from continuing operations	72,504	23,376

Minority interest in net income of subsidiaries	1,178	415

Income from continuing operations	114,150	34,398

Income (loss) from discontinued operations, net of tax (Note 4)	(766)	8,244

Net income	$113,384	$42,642

Common share data:
Weighted average common shares outstanding
Basic	163,080	137,418
Diluted	168,504	165,674

Basic income per common share:
Income from continuing operations	$0.70	$0.25
Income from discontinued operations, net	--	0.06

Net income per common share	$0.70	$0.31

Diluted income per common share:
Income from continuing operations	$0.68	$0.24
Income (loss) from discontinued operations, net	(0.01)	0.05

Net income per common share	$0.67	$0.29

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
		(Revised-Note 1)
Cash Flows From Operating Activities:
Net income	$113,384	$42,642
Loss (income) from discontinued operations, net of tax	766	(8,244)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,842	76,411
Amortization of debt issuance costs	3,541	6,687
Amortization of power sale liability related to Ohio sale	(10,700)	--
Amortization of reserve for adverse power purchase commitment	(4,289)	(4,182)
Loss (gain) on asset sales and disposals	58	(1,490)
Minority interest in net income of subsidiaries	1,178	415
Deferred income taxes and investment tax credit, net	28,692	24,459
Stock-based compensation expense	4,152	3,200
Unrealized gains on commodity contracts, net	(13,005)	(4,121)
Pension and other postretirement employee benefit plan expense	10,435	10,857
Pension and other postretirement employee benefit plan contributions	(62,482)	(26,038)
Other, net	3,558	3,094

Changes in certain assets and liabilities:
Accounts receivable, net	17,997	(34,328)
Materials, supplies and fuel	(3,227)	(5,247)
Prepaid taxes	(32,703)	(29,734)
Collateral deposits	55,404	(27,595)
Other current assets	402	5,734
Accounts payable	(106,668)	(21,415)
Accrued taxes	26,552	(19,385)
Accrued interest	15,271	61,357
Other current liabilities	(8,158)	(6,191)
Other assets	2,061	(5,365)
Other liabilities	1,377	(438)
Net cash provided by (used in) operating activities of discontinued operations	(1,250)	57,139

Net cash provided by operating activities	110,188	98,222

Cash Flows From Investing Activities:
Capital expenditures	(94,760)	(52,980)
Proceeds from sale of assets	34	2,424
Purchase of minority interest in Hunlock Creek Energy Ventures	(13,900)	--
Decrease in restricted funds	5,271	208,854
Other investments	(1,725)	(813)
Net cash used in investing activities of discontinued operations	--	(1,672)

Net cash provided by (used in) investing activities	(105,080)	155,813

Cash Flows From Financing Activities:
Deferred financing costs	(206)	--
Retirement of long-term debt	(51,757)	(267,201)
Payments on capital lease obligations	(11)	--
Exercise of stock options	8,465	443
Cash dividends paid to minority shareholder in Hunlock Creek Energy Ventures	(400)	--
Net cash used in financing activities of discontinued operations	--	(3)

Net cash used in financing activities	(43,909)	(266,761)

Net decrease in cash and cash equivalents	(38,801)	(12,726)
Cash and cash equivalents at beginning of period	262,212	189,482

Cash and cash equivalents at end of period	$223,411	$176,756

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$50,709	$63,563

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$223,411	$262,212
Accounts receivable:
Customer	197,867	179,634
Unbilled utility revenue	101,838	129,111
Wholesale and other	73,759	82,261
Allowance for uncollectible accounts	(16,626)	(16,778)
Materials and supplies	97,467	98,069
Fuel	68,741	67,273
Deferred income taxes	63,942	93,404
Prepaid taxes	78,461	45,758
Assets held for sale (Note 4)	1,521	1,521
Collateral deposits	92,371	147,775
Commodity contracts	5,227	9,325
Restricted funds	16,318	21,589
Regulatory assets	37,579	38,418
Other	11,920	14,246

Total current assets	1,053,796	1,173,818

Property, Plant and Equipment, Net:
Generation	5,741,505	5,751,077
Transmission	1,033,092	1,028,323
Distribution	3,478,442	3,448,350
Other	404,324	429,108
Accumulated depreciation	(4,515,190)	(4,508,707)

Subtotal	6,142,173	6,148,151
Construction work in progress	170,290	129,277

Total property, plant and equipment, net	6,312,463	6,277,428

Investments and Other Assets:
Non-current assets held for sale (Note 4)	48,559	48,559
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	28,320	28,555
Intangible assets	27,396	27,396
Other	51,573	49,413

Total investments and other assets	523,135	521,210

Deferred Charges:
Commodity contracts	11	--
Regulatory assets	534,927	544,810
Other	39,383	41,546

Total deferred charges	574,321	586,356

Total Assets	$8,463,715	$8,558,812

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)

(In thousands, except share amounts)	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Long-term debt due within one year (Note 3)	$492,059	$477,217
Accounts payable	211,416	316,713
Accrued taxes	144,618	154,587
Commodity contracts	47,465	92,934
Accrued interest	105,407	91,433
Other	142,045	153,570

Total current liabilities	1,143,010	1,286,454

Long-term Debt (Note 3)	3,559,520	3,624,483

Deferred Credits and Other Liabilities:
Commodity contracts	20,089	22,994
Investment tax credit	75,473	76,965
Deferred income taxes	741,210	692,241
Obligations under capital leases	13,438	16,427
Regulatory liabilities	461,078	454,275
Adverse power purchase commitment	179,902	184,224
Other	397,435	459,465

Total deferred credits and other liabilities	1,888,625	1,906,591

Commitments and Contingencies (Note 18)

Minority Interest	9,330	21,989

Preferred Stock of Subsidiary	24,000	24,000

Common Stockholders’ Equity:
Common stock, $1.25 par value, 260 million shares authorized and 163,372,423 and 163,002,295 shares issued at March 31, 2006 and December 31, 2005, respectively
	204,216	203,753
Other paid-in capital	1,892,961	1,880,644
Accumulated deficit	(131,240)	(244,625)
Treasury stock at cost; 49,493 shares	(1,756)	(1,756)
Accumulated other comprehensive loss	(124,951)	(142,721)

Total common stockholders’ equity	1,839,230	1,695,295

Total Liabilities and Stockholders’ Equity	$8,463,715	$8,558,812

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Note No.		Page No.
1	Basis of Presentation	8-13

2	Review of Estimated Remaining Service Lives and Depreciation Practices	13

3	Debt	14-15

4	Discontinued Operations and Assets Held for Sale	15-16

5	Derivative Instruments and Hedging Activities	16

6	Asset Retirement Obligations (“AROs”)	16-17

7	Business Segments	18

8	Goodwill and Intangible Assets	18

9	Comprehensive Income (Loss)	19

10	Pension Benefits and Postretirement Benefits Other Than Pensions	19-20

11	Income Per Share	21

12	Accounting for the Effects of Price Regulation	22

13	Other Income and Expenses, Net	22

14	Guarantees and Letters of Credit	23

15	Variable Interest Entities	23-24

16	HCEV Partnership Interest	24

17	Terminated Land Sale Agreement	24

18	Commitments and Contingencies	24-31

19	Subsequent Event	31

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy, Inc. (“AE”) operates primarily through its directly and indirectly owned subsidiaries (together with AE, “Allegheny”). Allegheny’s two business segments are the Delivery and Services segment and the Generation and Marketing segment.

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

The accompanying unaudited interim financial statements should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2005 (the “2005 Annual Report on Form 10-K”).

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

The unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three months ended March 31, 2006 and 2005, cash flows for the three months ended March 31, 2006 and 2005 and financial position at March 31, 2006. Because of the seasonal nature of Allegheny’s operations, results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

During the third quarter of 2004, AE and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, until the date of sale. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets as of, and subsequent to, the date that held for sale criteria were met.

Certain prior period amounts in the financial statements have been reclassified to conform with the financial statement presentation for the current period. In addition, the accompanying Consolidated Statements of Cash Flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The Consolidated Statement of Cash Flows for the three months ended March 31, 2005 was revised during 2006 to conform to this presentation. Accordingly, for the three months ended March 31, 2005, approximately $1.7 million in cash outflows for capital expenditures of discontinued operations and less than $0.1 million in cash outflows for debt repayment of discontinued operations were moved from cash flows of operating activities to cash flows of investing and financing activities of discontinued operations, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Consolidated income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, tax credits and the effects of utility rate-making and certain non-deductible expenses.

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related guidance (“APB No. 25”). SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value on the date of grant and recognized as expense over the requisite service period.

Allegheny adopted SFAS No. 123R effective January 1, 2006 using the modified prospective transition method. Under this transition method, the fair value accounting and recognition provisions of SFAS No. 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, compensation expense is recognized in future periods for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006 based on the same estimated grant date fair values and service periods used to prepare the Company’s SFAS No. 123 pro-forma disclosures, net of estimated forfeitures. Prior to the adoption of SFAS No. 123R, Allegheny applied the provisions of SFAS No. 123 to its employee stock option and stock unit awards, which permitted the Company to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25, accompanied by pro forma disclosures of net income and earnings per share as if Allegheny had applied the fair value method to all such compensation.

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Stock-Based Compensation expense:
Stock options	$2.1	$--
Stock units	1.8	3.1
Other	0.3	0.1

Compensation expense included in operations and maintenance expense	4.2	3.2
Income tax benefit	1.7	1.4

Total, net of tax	$2.5	$1.8

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options. As a result of the implementation of SFAS No. 123R, Allegheny recognized stock option compensation expense of $2.1 million during the three months ended March 31, 2006. No stock-based compensation cost was capitalized in 2006 or 2005. Allegheny’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if compensation expense had been determined using the fair value provisions of SFAS No. 123:

Three Months Ended March 31,

(In millions)	2005
Consolidated net income, as reported	$42.6
Add:
Stock-based employee compensation expense included in consolidated net income, net of related tax effects	1.8
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.2)

Consolidated net income, pro forma	$41.2

Basic income per share:
As reported	$0.31
Pro forma	$0.30

Diluted income per share:
As reported	$0.29
Pro forma	$0.29

Stock Options

Allegheny’s Long-Term Incentive Plan (“LTIP”), which is shareholder approved, permits the award of stock options, restricted share awards and performance awards to employees for up to 10 million shares of stock. The exercise price, terms and other conditions applicable to each stock option award are generally determined by the Compensation Committee of the Board of Directors. The exercise price of each award has been equal to the fair market value per common share on the grant date. Stock options vest in annual tranches on a pro-rata basis over the vesting period, which is typically three to five years, and become fully vested and exercisable upon a change in control. Options typically expire after 10 years. In the event of termination of employment, options not exercisable at the time of termination will expire as of the date of termination. Exercisable options will expire 90 days from the date of termination, except in the event of termination due to retirement or disability, in which case exercisable options will expire three years after the date of termination. The Company may permit the exercise of options or the payment of withholding taxes through the tender of previously acquired shares of Allegheny common stock or through a reduction in the number of shares issuable upon option exercise. Stock option awards are expensed using the straight-line attribution method over the requisite service period of the last separately vesting tranche of the award.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. For stock options granted in 2006, the expected volatility was based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. The expected term of the 2006 stock option grants was calculated in accordance with SEC Staff Accounting Bulletin ("SAB") 107 using the “simplified” method. The risk-free interest rate was based on the United States Treasury yield curve at the time of the grant for a period equal to the expected term of the options granted. The following weighted-average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,

	2006	2005

Annual risk-free interest rate	4.54%	4.00%
Expected term of the option	6.5 years	6.5 years
Expected annual dividend yield	--	--
Expected stock price volatility	29.5%	35.0%
Grant date fair value per stock option	$14.17	$8.25

Stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2005	6,149,357	$17.03
Granted	135,000	$35.49
Exercised	(301,434)	$28.06
Forfeited	(11,600)	$14.29

Outstanding at March 31, 2006	5,971,323	$16.90

The grant-date fair value of options granted during the first quarter of 2006 was $1.9 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.2 million. Cash received by the Company from option exercises totaled $8.5 million for the three months ended March 31, 2006. Allegheny issued new shares to satisfy these stock option exercises. There was no actual tax benefit realized from tax deductions on option exercised during the quarter ended March 31, 2006 because of the Company’s tax net operating loss carryforwards.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Stock options outstanding at March 31, 2006 were as follows:

		Weighted-Average
Range of Exercise Prices	Number of Stock Options	Remaining Contractual Term (in Years)	Exercise Price	Aggregate Intrinsic Value (in millions)
$10.00 - $14.99	4,790,896	7.93	$13.48	$97.6
$15.00 - $19.99	171,800	8.81	$18.93	2.6
$20.00 - $24.99	215,000	8.77	$21.03	2.7
$25.00 - $29.99	75,000	9.67	$28.49	0.4
$30.00 - $34.99	289,350	3.76	$31.72	0.6
$35.00 - $39.99	157,800	9.25	$36.00	*
$40.00 - $44.99	256,477	4.68	$42.29	*
$45.00 - $49.99	15,000	5.00	$46.26	*

Total	5,971,323	7.69	$16.90	$103.9

* The aggregate intrinsic value of these stock options is zero, because the exercise prices of these stock options exceeded the market price of Allegheny’s stock at March 31, 2006.

Stock options exercisable at March 31, 2006 were as follows:

		Weighted-Average
Range of Exercise Prices	Number of Stock Options	Remaining Contractual Term (in Years)	Exercise Price	Aggregate Intrinsic Value (in millions)
$10.00 - $14.99	1,866,022	7.90	$13.41	$38.2
$15.00 - $19.99	36,333	8.81	$19.01	0.5
$20.00 - $24.99	20,000	6.42	$20.65	0.3
$25.00 - $29.99	--	--	$ --	--
$30.00 - $34.99	289,350	3.76	$31.72	0.6
$35.00 - $39.99	22,800	5.43	$39.01	*
$40.00 - $44.99	256,477	4.68	$42.29	*
$45.00 - $49.99	15,000	5.00	$46.26	*

Total	2,505,982	7.06	$19.05	$39.6

* The aggregate intrinsic value of these stock options is zero, because the exercise prices of these stock options exceeded the market price of Allegheny’s stock at March 31, 2006.

For the three months ended March 31, 2006, $2.1 million of stock option compensation cost was recorded in operations and maintenance expense on the Statement of Operations. As of March 31, 2006, there was $20.3 million of total unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Stock Units

Allegheny’s Stock Unit Plan (the “Plan”) permits the grant of stock units to its key executives for up to 4.5 million shares of stock. Stock units provide that, upon vesting, an executive may convert each stock unit into one share of Allegheny common stock. These stock units vest in annual tranches on a pro-rata basis over the vesting period, which is typically three to five years, and become fully vested and exercisable upon a change in control. Stock unit awards granted prior to January 1, 2006 are expensed using the graded-vesting method of FASB Interpretation No. 28. The fair value of each stock unit is equivalent to the market price of Allegheny’s stock on the date of grant. No stock units were granted during the three months ended March 31, 2006.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Stock unit activity for the three months ended March 31, 2006 was as follows:

	Number of Stock Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	3,006,506	$15.39
Converted	(107,218)	$15.30

Outstanding at March 31, 2006	2,899,288	$15.39	$98.1

Convertible at March 31, 2006	1,185,404	$15.30	$40.1

The total intrinsic value of stock units converted to common share during the three months ended March 31, 2006 was $3.7 million. Allegheny issued new shares to satisfy these stock unit conversions.

For the three months ended March 31, 2006, $1.8 million of stock unit compensation cost was recorded in operations and maintenance expense on the Statement of Operations. As of March 31, 2006, there was $7.0 million of total unrecognized compensation cost related to non-vested outstanding stock units, which is expected to be recognized over a weighted average period of approximately one year.

NOTE 2: REVIEW OF ESTIMATED REMAINING SERVICE LIVES AND DEPRECIATION PRACTICES

With the assistance of an independent third party, Allegheny completed a review of the estimated remaining service lives and depreciation practices relating to its generation facilities during the first quarter of 2006. As a result of this review, effective January 1, 2006, Allegheny prospectively extended the depreciable lives of its unregulated coal-fired generation facilities for periods ranging from 5 to 15 years to match the estimated remaining economic lives of these generation facilities. The extension of estimated lives reflected a number of factors, including the physical condition of the facilities, current maintenance practices and planned investments in the facilities. Allegheny also updated its property unit catalog and retirement unit definitions. These changes were considered in estimating the revised depreciation rates. The effect of these changes in accounting estimates decreased depreciation expense related to Allegheny’s unregulated coal-fired generation facilities by $8.8 million for the three months ended March 31, 2006 compared to the amount that would have been reflected in such expenses had the estimates not been revised. Additionally, as certain activities previously expensed are now capitalized and depreciated, operations and maintenance expense decreased by $3.8 million for the three months ended March 31, 2006 compared to the amounts that would have been reflected in such expenses had the estimates not been revised.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

NOTE 3: DEBT

At March 31, 2006, contractual maturities of long-term debt for the remainder of 2006 and for full years thereafter were as follows:

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
AE:
AE Credit Facility	$--	$--	$--	$0.5	$188.5	$--	$189.0

Total AE	$--	$--	$--	$0.5	$188.5	$--	$189.0

AE Supply:
Pollution Control Bonds	$--	$91.7	$--	$--	$--	$191.4	$283.1
Medium-Term Notes	--	--	--	--	--	1,050.0	1,050.0
Debentures-AGC	--	--	--	--	--	100.0	100.0
AE Supply Term Loan	--	6.6	10.7	10.7	10.7	928.3	967.0

Total AE Supply	$--	$98.3	$10.7	$10.7	$10.7	$2,269.7	$2,400.1

Monongahela:
First Mortgage Bonds	$300.0	$--	$--	$--	$--	$190.0	$490.0
Pollution Control Bonds	--	15.5	--	--	--	70.3	85.8
Medium-Term Notes	--	--	--	--	110.0	--	110.0

Total Monongahela	$300.0	$15.5	$--	$--	$110.0	$260.3	$685.8

Potomac Edison:
First Mortgage Bonds	$--	$--	$--	$--	$--	$320.0	$320.0
Medium-Term Notes	100.0	--	--	--	--	--	100.0

Total Potomac Edison	$100.0	$--	$--	$--	$--	$320.0	$420.0

West Penn:
Transition Bonds	$56.0	$79.9	$75.1	$72.3	$14.5	$--	$297.8
Medium-Term Notes	--	--	--	--	--	80.0	80.0

Total West Penn	$56.0	$79.9	$75.1	$72.3	$14.5	$80.0	$377.8

AGC:
Debentures	$--	$--	$--	$--	$--	$100.0	$100.0

Total AGC	$--	$--	$--	$--	$--	$100.0	$100.0

Unamortized debt discounts, premiums and terminated interest rate swaps	(1.0)	(1.2)	(1.2)	(1.3)	(1.2)	(2.4)	(8.3)
Eliminations	--	(2.3)	--	--	--	(110.5)	(112.8)

Total consolidated debt	$455.0	$190.2	$84.6	$82.2	$322.5	$2,917.1	$4,051.6

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt. For additional information regarding property liens, see Item 2, “Properties” in the 2005 Annual Report on Form 10-K.

Allegheny did not issue any debt during the three months ended March 31, 2006. However, $1.3 million of interest on the Transition Bonds was accrued and added to the principal amount of the bonds.

Repayments of indebtedness, by entity, during the three months ended March 31, 2006 were as follows:

(In Millions)	AE	AE Supply	West Penn	Total
AE Credit Facility	$10.0	$--	$--	$10.0
AE Supply Loan	--	22.0	--	22.0
Transition Bonds	--	--	19.8	19.8

Total	$10.0	$22.0	$19.8	$51.8

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

On May 2, 2006, AE Supply entered into a new $967 million senior credit facility (the “AE Supply Credit Facility”) comprised of a $767 million term loan (the “New AE Supply Term Loan”) and a $200 million revolving credit facility (the “AE Supply Revolving Facility”). The AE Supply Credit Facility matures in 2011 and has an initial interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.875%, with decreases in the rate possible if AE Supply’s ratings improve from current levels. Proceeds from the AE Supply Credit Facility were used to refinance $967 million outstanding under the prior AE Supply Term Loan. The AE Supply Revolving Facility can be used, if availability exists, to issue letters of credit.

NOTE 4: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the third quarter of 2004, Allegheny and certain of its subsidiaries decided to sell certain non-core assets. The results of operations relating to these assets have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, until the date of sale. In addition, the assets and liabilities associated with these discontinued operations have been classified as held for sale in the consolidated balance sheets through the dates on which the sales concluded.

The components of income (loss) from discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2006	2005
AE Supply:
Operating revenues	$--	$0.2
Operating expenses	(0.4)	(1.2)
Interest expense	(0.9)	(3.1)

Loss before income taxes	(1.3)	(4.1)
Income tax benefit	0.5	1.4

Loss from discontinued operations, net of tax	$(0.8)	$(2.7)

Monongahela:
Operating revenues	$--	$150.2
Operating expenses	--	(130.1)
Other income	--	0.2
Interest expense	--	(2.1)

Income before income taxes	--	18.2
Income tax expense	--	(6.7)
Impairment charge, net of tax	--	(0.6)

Income from discontinued operations, net of tax	$--	$10.9

Allegheny:
Operating revenues	$--	$150.4
Operating expenses	(0.4)	(131.3)
Other income	--	0.2
Interest expense	(0.9)	(5.2)

Income (loss) before income taxes	(1.3)	14.1
Income tax benefit (expense)	0.5	(5.3)
Impairment charge, net of tax	--	(0.6)

Income (loss) from discontinued operations, net of tax	$(0.8)	$8.2

Impairment charges, reflected in the table above, represent adjustments of the carrying values of assets held for sale to current estimates of sales proceeds, less costs to sell.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Assets held for sale, all of which relate to AE Supply, at March 31, 2006 and December 31, 2005 were as follows:

(In millions)
Assets:
Current assets	$1.5
Property, plant and equipment	23.1
Deposit	25.5

Total assets	$50.1

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposure to various market risks, as described in the 2005 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 5, “Derivative Instruments and Hedging Activities,” in the 2005 Annual Report on Form 10-K.

AE Supply has designated certain contracts as cash flow hedges. Changes in the fair value of these contracts are reflected in “Accumulated other comprehensive income (loss)” until contract settlement. See Note 9, “Comprehensive Income (Loss)” to the Consolidated Financial Statements. Derivative liabilities, if any, associated with each contract at the time of its cash flow hedge designation will be realized in earnings over the remaining term of the contract, in accordance with the estimated cash flow of the contract at the time of the designation. These contracts expire at various dates through December 31, 2006 and represent a net liability at March 31, 2006 of $34.1 million. The $35.5 million decrease in this liability since December 31, 2005 is a result of the change in the fair value of these contracts due to contract settlements and changes in market prices during the first quarter of 2006. The accumulated other comprehensive loss balance for these contracts at March 31, 2006 was $21.4 million and is expected to be completely reclassified as a reduction to earnings over the next nine months. The ineffective portion of the cash flow hedges of $0.6 million is reflected in earnings for the three months ended March 31, 2006.

Operating revenues included net unrealized gains of $13.0 million and $4.1 and net realized gains (losses) of $3.6 million and $(2.6) million for the three months ended March 31, 2006 and 2005, respectively, relating to cash flow hedges and trading activities.

 NOTE 6: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Allegheny has AROs primarily related to ash landfills and underground and aboveground storage tanks as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).

Effective December 31, 2005, Allegheny adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations (“Conditional AROs”),” which requires an entity to recognize a liability for the fair value of a Conditional ARO if the fair value of the liability can be reasonably estimated. The obligation to perform the asset retirement activity for a Conditional ARO is unconditional, even though uncertainty exists about the timing and (or) method of settlement.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Allegheny recorded Conditional AROs related to asbestos contained in its generating facilities, wastewater treatment lagoons and transformers containing polychlorinated biphenyls (“PCBs”). The effect of adopting FIN 47 on Allegheny’s Consolidated Balance Sheets at December 31, 2005 was as follows:

	Effect of Adopting FIN 47 Increase

(In millions)	Property, Plant and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (Conditional AROs)
AE Supply	$0.5	$--	$9.8
Monongahela	0.3	5.3	5.6
Potomac Edison	--	0.3	0.4
West Penn	--	0.4	0.4

Total Allegheny	$0.8	$6.0	$16.2

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

For the three months ended March 31, 2006, Allegheny’s total ARO balance, which includes both AROs and Conditional AROs, increased $0.9 million, from $48.8 million at December 31, 2005 to $49.7 million at March 31, 2006. This increase was primarily due to accretion expense.

Under the rate-making process, regulators generally permit recovery of costs associated with removing property, plant and equipment. Allegheny believes it is probable that any difference between expenses recorded under SFAS No. 143 and FIN 47 and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. These estimated removal costs, which represent a regulatory liability (asset), were as follows:

(In millions)	March 31, 2006	December 31, 2005
Monongahela	$244.6	$242.1
Potomac Edison	174.2	170.8
West Penn	(16.8)	(17.4)

Total	$402.0	$395.5

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

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

	Three months ended March 31, 2006				Three months ended March 31, 2005
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
External operating revenues	$700.8	$144.8	$--	$845.6	$737.2	$16.8	$--	$754.0
Internal operating revenues	1.8	362.3	(364.1)	--	2.2	400.1	(402.3)	--

Total operating revenues	$702.6	$507.1	$(364.1)	$845.6	$739.4	$416.9	$(402.3)	$754.0
Depreciation and amortization	$37.7	$30.1	$--	$67.8	$38.1	$38.3	$--	$76.4
Operating income	$92.1	$155.7	$--	$247.8	$95.9	$84.1	$--	$180.0
Interest expense	$19.7	$48.1	$(0.4)	$67.4	$28.8	$97.0	$--	$125.8
Income (loss) from
continuing operations	$46.4	$67.8	$--	$114.2	$49.7	$(15.2)	$(0.1)	$34.4
Income (loss) from
discontinued operations,
net of tax	$--	$(0.8)	$--	$(0.8)	$10.8	$(2.7)	$0.1	$8.2
Net income (loss)	$46.4	$67.0	$--	$113.4	$60.5	$(17.9)	$--	$42.6

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

There were no changes in goodwill during the three months ended March 31, 2006.

The intangible assets included in “Investments and Other Assets” on the Consolidated Balance Sheets of $27.4 million at March 31, 2006 and December 31, 2005 relate to an additional minimum pension liability. See Item 8, Note 10, “Pension Benefits and Postretirement Benefits Other Than Pensions,” in the 2005 Annual Report on Form 10-K for more information.

The components of intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	As of March 31, 2006		As of December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$97.6	$27.4	$97.7	$27.1
Land easements, unamortized	30.6	--	30.6	--
Software	53.4	34.5	72.3	50.9

Total	$181.6	$61.9	$200.6	$78.0

Amortization expense for intangible assets was $3.6 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively.

Amortization expense for intangible assets is estimated to be as follows:

(In millions)	2006	2007	2008	2009	2010
Annual amortization expense	$13.1	$12.6	$10.4	$9.6	$8.6

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

NOTE 9: COMPREHENSIVE INCOME (LOSS)

Allegheny’s consolidated comprehensive income (loss), net of income taxes, was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Consolidated net income	$113.4	$42.6
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	--	(0.1)
Unrealized gains (losses) on cash flow hedges	17.7	(9.8)

Consolidated comprehensive income	$131.1	$32.7

The components of and changes in accumulated other comprehensive loss were as follows:

(In millions)	Unrealized Gain (Loss) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2005	$(31.5)	$(111.2)	$(142.7)
Changes in accumulated other comprehensive income, net of tax	17.7	--	17.7

Balance at March 31, 2006	$(13.8)	$(111.2)	$(125.0)

NOTE 10: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of Allegheny’s employees, including officers, are employed by AESC and are covered by noncontributory, defined benefit pension plans. Benefits are based on each employee’s years of service and compensation. Allegheny’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the amount that can be deducted for federal income tax purposes.

Allegheny also provides subsidies for medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993, with the exception of certain union employees. The postretirement health plans include a limit on Allegheny’s share of costs for eligible retirees and dependents.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents and the allocation by Allegheny, through AESC, of costs for pension benefits and postretirement benefits other than pensions were as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$5.4	$5.9	$1.3	$1.0
Interest cost	15.4	15.8	4.2	4.2
Expected return on plan assets	(17.4)	(17.3)	(1.7)	(1.5)
Amortization of unrecognized transition obligation	0.1	0.1	1.4	1.5
Amortization of prior service cost	0.9	0.9	--	--
Recognized actuarial loss	3.1	2.3	0.9	0.5

Subtotal	7.5	7.7	6.1	5.7
Settlements	--	0.2	--	--

Net periodic cost	$7.5	$7.9	$6.1	$5.7

Allocation of net periodic cost:
Monongahela	$2.0	$2.5	$1.7	$1.6
AE Supply	2.2	2.3	1.3	1.3
West Penn	1.8	1.7	1.7	1.5
Potomac Edison	1.4	1.3	1.3	1.2
AE	0.1	0.1	0.1	0.1

Net periodic cost	$7.5	$7.9	$6.1	$5.7

For the three months ended March 31, 2006 and 2005, Allegheny allocated $3.2 million and $2.7 million of the above net periodic cost amounts to "Construction work in progress," a component of "Property, plant and equipment, net," respectively.

Employer Contributions. Allegheny makes contributions to its pension plans in order to meet at least the minimum required funding amount under ERISA. These anticipated contributions may change in the future if Allegheny’s assumptions regarding prevailing interest rates change, if actual investments under-perform or out-perform expectations, if actuarial assumptions or asset valuation methods change or if pending reform legislation is passed.

Allegheny contributed $58.1 million to its pension plans during the three months ended March 31, 2006, including a contribution of $0.1 million to the Supplemental Executive Retirement Plan (“SERP”). Allegheny also contributed $4.4 million to its postretirement benefits other than pension plans during the three months ended March 31, 2006. Allegheny currently anticipates that during 2006 it will contribute approximately the same amount as it contributed in 2005. Allegheny also currently anticipates contributing a total amount in 2006 ranging from $13.0 million to $15.0 million to fund postretirement benefits other than pensions.

For the three months ended March 31, 2006, Allegheny made a $2.1 million cash matching contribution to the 401(k) Employee Stock Ownership and Savings Plan (the “ESOSP”).

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

NOTE 11: INCOME PER SHARE

The following table provides a reconciliation of the numerators and the denominators for the basic and diluted earnings per share computations:

	Three Months Ended March 31,

(In millions, except share amounts)	2006	2005
Basic Income per Share:
Numerator:
Income from continuing operations, net of tax	$114.2	$34.4
Income (loss) from discontinued operations, net of tax	(0.8)	8.2

Net income	$113.4	$42.6

Denominator:
Weighted average common shares outstanding	163,080,312	137,417,964

Basic Income per Share:
Income from continuing operations, net of tax	$0.70	$0.25
Income from discontinued operations, net of tax	--	0.06

Net income	$0.70	$0.31

Diluted Income (Loss) per Share:
Numerator:
Income from continuing operations, net of tax	$114.2	$34.4
Interest expense on convertible securities, net of tax	--	6.0

Income from continuing operations, net of tax after interest	114.2	40.4
Income (loss) from discontinued operations, net of tax	(0.8)	8.2

Net income	$113.4	$48.6

Denominator:
Weighted average common shares outstanding	163,080,312	137,417,964
Effect of dilutive securities:
Stock options	2,565,351	957,115
Performance shares	46,180	59,366
Non-employee stock awards	33,678	16,800
Stock units	2,778,116	2,223,098
Convertible securities	--	25,000,000

Total shares	168,503,637	165,674,343

Diluted Income (Loss) per Share:
Income from continuing operations, net of tax	$0.68	$0.24
Income (loss) from discontinued operations, net of tax	(0.01)	0.05

Net income	$0.67	$0.29

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

NOTE 12: ACCOUNTING FOR THE EFFECTS OF PRICE REGULATION

As of March 31, 2006, Allegheny’s liability for adverse power purchase commitments was $197.1 million. Allegheny’s liability for adverse power purchase commitments, which is recorded entirely on West Penn’s Consolidated Balance Sheets, decreased as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Decrease in liability for adverse power purchase commitments	$4.3	$4.2

The Consolidated Balance Sheets include the amounts listed below for generation assets not subject to SFAS No. 71.

(In millions)	March 31, 2006	December 31, 2005
Property, plant and equipment	$4,214.9	$4,160.4
Amounts under construction included above	$85.7	$62.7
Accumulated depreciation	$(2,012.7)	$(1,992.4)

NOTE 13: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses, net:

	Three Months Ended March 31,
(In millions)	2006	2005
Interest and dividend income	$5.5	$1.8
Premium services	1.4	1.0
Gain on sale of land	--	1.6
Other	0.8	0.9

Total	$7.7	$5.3

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

NOTE 14: GUARANTEES AND LETTERS OF CREDIT

In connection with certain sales, acquisitions and financings, and in the normal course of business, AE and certain of its subsidiaries enter into various agreements that may include guarantees or letters of credit. AE’s credit facility includes a $400 million revolving facility, any unutilized portion of which is available for the issuance of letters of credit. In addition, the AE Supply Credit Facility includes a $200 million revolving credit facility which can be used, if availability exists, to issue letters of credit. Guarantees and letters of credit were as follows:

	March 31, 2006		December 31, 2005
(In millions)	Amounts Recorded on the Consolidated Balance Sheet	Total Guarantees and Letters of Credit	Amounts Recorded on the Consolidated Balance Sheet	Total Guarantees and Letters of Credit
Guarantees:
Performance of a put option issued in connection with an asset sale (a)	$--	$--	$6.4	$6.4
Loans and other financing-related matters	--	8.5	--	8.7
Lease agreement	--	4.7	--	4.7
Purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services	--	4.9	--	3.9
Other	0.2	0.2	0.2	0.2

Total Guarantees	$0.2	$18.3	$6.6	$23.9

Letters of Credit:
Under AE’s Revolving Facility (b)	--	136.5	--	136.5
Other (c)	--	2.1	--	1.6

Total Letters of Credit	--	138.6	--	138.1

Total Guarantees and Letters of Credit	$0.2	$156.9	$6.6	$162.0

(a)

A guarantee was terminated in connection with the purchase by Allegheny Energy Hunlock Creek LLC (“AE Hunlock”) of a 50% interest owned by UGI Hunlock Creek Development Company (“UGI”) in Hunlock Creek Energy Ventures, LLC (“HCEV”). See Note 16, “HCEV Partnership Interest,” to the Consolidated Financial Statements for additional information.

(b)

This amount is comprised of a letter of credit for $125.0 million that expires in June 2007 and was issued on September 23, 2005 on behalf of Allegheny as collateral to stay enforcement of the judgment in Allegheny’s litigation against Merrill Lynch while an appeal is pending, a letter of credit for $9.5 million issued due to an AE Ventures contractual obligation that expires July 2006 and a $2.0 million letter of credit that was cancelled effective April 26, 2006.

(c)	These amounts are not issued under the Revolving Facility.

NOTE 15: VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” requires an investor with the majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity the equity investors of which do not have a controlling interest or in which the equity investment at risk is insufficient to finance the entity’s activities without receiving financial support from the other parties.

Potomac Edison and West Penn each have a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FIN 46R. Allegheny has been unable to obtain certain information from the IPPs necessary to determine if the related variable interest entities (“VIEs”) should be consolidated under FIN 46R.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

Potomac Edison and West Penn had power purchases from these two IPPs in the amount of $18.5 million and $12.5 million, respectively, for the three months ended March 31, 2006, and $25.6 million and $11.3 million, respectively, for the three months ended March 31, 2005. Potomac Edison recovers the full amount, and West Penn recovers a portion, of the cost of the applicable power contract in their respective rates charged to consumers or through customer surcharges. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

 NOTE 16: HCEV PARTNERSHIP INTEREST

             Allegheny Energy Supply Hunlock Creek, LLC (“AE Hunlock”), a wholly owned subsidiary of Allegheny Energy, Inc. (“AE”), previously owned a 50% interest in Hunlock Creek Energy Ventures (“HCEV”), a Pennsylvania general partnership that owned and operated a 48 MW coal-fired generating facility and a 44 MW gas-fired combustion turbine generation facility located on real property in Hunlock Township, Luzerne County, Pennsylvania. UGI Hunlock Development Company (“UGI”) also owned a 50% interest in HCEV. UGI held a put option under which it could require AE Supply to purchase UGI’s 50% interest in either the coal-fired facility, the gas-fired facility, or both for a 90-day period beginning on January 24, 2006.

AE, AE Hunlock, and AE Supply entered into an agreement dated March 1, 2006 with UGI, UGI Development Company (“UGI Development”), and HCEV under which (a) HCEV distributed the coal-fired facility to UGI together with the working capital, including coal inventory, used in the operation of that facility and any known and unknown liabilities associated with that facility; (b) UGI agreed to indemnify AE, AE Hunlock, and AE Supply from and against any known and unknown liabilities associated with the coal-fired facility; (c) after distribution of the coal-fired facility to UGI, AE Hunlock purchased UGI’s 50% interest in HCEV for a cash payment of approximately $13.9 million at closing and a post-closing adjustment of approximately $600,000 for aggregate cash consideration of approximately $14.5 million; (d) AE Hunlock thereby effectively obtained the gas-fired facility together with working capital, including inventory, used in the operation of that facility and any known and unknown liabilities associated with that facility, (e) HCEV was dissolved, and the assets and liabilities of HCEV, including the gas-fired facility, related working capital, including inventory, and any known and unknown liabilities associated with that facility, were contributed to AE Supply; (f) AE Supply agreed to indemnify UGI and its affiliates from and against any known and unknown liabilities associated with the gas-fired facility, (g) UGI Development granted AE Supply easement rights to the real property located in Hunlock Township, Luzerne County, Pennsylvania sufficient to allow for the operation of the gas-fired facility; and (e) AE and UGI agreed that they each will be responsible for 50% of any liabilities arising in connection with HCEV that are not directly attributable either the coal unit or the gas unit.

NOTE 17: TERMINATED LAND SALE AGREEMENT

On January 11, 2006, AE Supply entered into an agreement to sell approximately 2,900 acres of land located in Maricopa and La Paz Counties, Arizona for $32.5 million. Within the timeframe permitted under the agreement, the buyer terminated the sales agreement.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Clean Air Act Matters. Allegheny currently meets applicable standards for particulate matter emissions at its generation facilities through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software, fuel combustion modifications and, at times, through other means. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and are accommodated by the regulatory process. Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using emission controls, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending low-sulfur coal with higher sulfur coal and utilizing emission allowances.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

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

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Based on current forecasts, Allegheny estimates that it may have an SO2 allowance market exposure of less than 10,000 tons in 2006 and approximately 20,000 tons and 75,000 tons in 2007 and 2008, respectively. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the types of fuel used by its generation facilities, as well as the implementation of environmental controls. Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates. Allegheny continues to evaluate options for continuing compliance, and current plans include the installation of scrubbers at its Fort Martin generation facility by year-end 2009, the elimination of a scrubber bypass at its Pleasants generation facility by 2008 and consideration of scrubbers at its Hatfield generation facility.

Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates. Allegheny continues to evaluate options for continuing compliance, and current plans include the installation of scrubbers at its Fort Martin generation facility by year-end 2009, the elimination of a scrubber bypass at its Pleasants generation facility by 2008 and consideration of scrubbers at its Hatfield generation facility.

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

AE Supply and Monongahela are completing installation of NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s current capital expenditure forecast includes the expenditure of $2 million of capital costs during 2007 for additional NOXemission controls. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the types of fuel used by its generation facilities. Therefore, there can be no assurance that Allegheny’s need to purchase NOX allowances for these periods will not vary from current estimates.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases during 2010 and 2018. This rule will be implemented through state implementation plans currently under development. The rule has been challenged by several parties. Allegheny is currently assessing CAMR and its strategy for compliance. The Pennsylvania Department of Environmental Protection (the “PA DEP”) has announced plans to propose a more aggressive mercury control rule in the summer of 2006. Allegheny is assessing the draft rule to determine what, if any, effect it would have on Allegheny’s Pennsylvania operations that may be above and beyond the requirements of CAMR.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOX, requires that greater reductions in mercury emissions be made more quickly than would be required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative and participate in that coalition’s regional efforts to reduce carbon dioxide emissions. The Act does provide a conditional exemption for the R. Paul Smith power station, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. The Maryland Department of the Environment is now charged with developing regulations to implement the requirements of this legislation. Allegheny is assessing the new legislation to determine what, if any, effect it could have on Allegheny’s Maryland operations.

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

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from PA DEP. The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation facilities in Pennsylvania and identifies PA DEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

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

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the U.S. District Court for the Western District of Pennsylvania (the “PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania generation facilities that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland Attorney General. On January 17, 2006, the PA DEP and the Attorneys General filed an amended complaint. On February 15, 2006, Allegheny filed a motion to dismiss the amended complaint. On April 19, 2006 the magistrate judge assigned to the PA Enforcement Action issued a report and recommendation that Allegheny’s motion to dismiss be denied.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

In 2003, the EPA issued the Equipment Replacement Rule, which sets forth a clearer set of rules for projects that may be undertaken without triggering NSR requirements. This rule would apply the Routine Maintenance, Repair and Replacement (“RMRR”) exception to the NSR requirement in a manner that is more consistent with the energy industry’s historical compliance approach. That rule was challenged by some states and environmental groups and, on December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the implementation of that rule. On March 17, 2006, the Court issued a final decision declaring the rule unauthorized under the Clean Air Act. NSR requirements will continue to be interpreted under the pre-rule regulations and case law. Allegheny had established an NSR review process under the original regulatory program and does not expect the March 2006 appellate court decision in this matter to have any significant impact on its operations. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued AE Supply in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

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

Global Warming Class Action:  On April 19, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs' damages. The plaintiffs seek unspecified damages. AE has not yet been served with this lawsuit. AE intends to vigorously defend against this action but cannot predict its outcome.

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
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2006, Allegheny had 801 open cases remaining in West Virginia and five open cases remaining in Pennsylvania.

Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim.  On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $20.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of March 31, 2006.

Other Litigation

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

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

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

alleges that the Board and former senior management breached fiduciary duties to AE and that such breaches exposed AE to the securities class action lawsuits. On April 8, 2005, a second shareholder derivative action was filed against AE’s Board of Directors and several former senior managers and former directors. The action was filed in the U.S. District Court for the District of Maryland and consolidated with the securities class actions pending in that Court. The Maryland derivative action contains allegations similar to the New York state court derivative action.

AE entered into agreements to settle the consolidated securities class action as well as the related shareholder derivative actions. The settlements remain subject to a number of conditions. Under the proposed settlement in the consolidated securities class action, the action will be dismissed with prejudice in exchange for a cash payment of $15.05 million, which will be made by AE’s insurance carrier. Pursuant to the settlement of the shareholder derivative actions, those actions will be dismissed with prejudice in exchange for a cash payment of $450,000, which will be made by AE’s insurance carrier, and AE’s agreement to adopt certain corporate governance changes. On May 5, 2006 the U.S. District Court for the District of Maryland entered an order approving the settlement of the shareholder derivative actions. The Court has scheduled a fairness hearing regarding the settlement of the consolidated securities class action on July 14, 2006. In connection with the settlements, AE and the other settling defendants continue to deny allegations of wrongdoing, and, if the settlements are approved, they will receive a full release of all claims asserted in the litigation. Pursuant to AE’s charter and bylaws and Section 2-418 of the Maryland General Corporation Law, AE has agreed to advance reasonable expenses to members of its Board of Directors in connection with the shareholder derivative actions.

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

Harrison Fuel Litigation. On November 7, 2001, Harrison Fuel and its owner filed a lawsuit against Allegheny in the Circuit Court of Marion County, West Virginia. The lawsuit claims that Allegheny improperly and arbitrarily rejected bids from Harrison Fuel and other companies affiliated with its owner to supply coal to Allegheny. Plaintiffs seek damages of approximately $13 million. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

Litigation with Mobotec. On July 20, 2004, Mobotec USA, Inc. (“MobotecUSA”) filed a lawsuit in the Court of Common Pleas of Greene County, Pennsylvania, against AE, AE Supply and an Allegheny employee (the “MobotecUSA Action”). Allegheny had contracted with MobotecUSA for the installation of NOx emissions reduction equipment at certain Allegheny facilities. MobotecUSA’s complaint alleged that AE and AE Supply had breached the contracts by failing to pay MobotecUSA approximately $3.3 million. The complaint also asserted claims for enforcement of mechanics’ liens and claims for (a) intentional interference with prospective business relations; (b) trade libel and defamation; (c) breach of the covenant of good faith and fair dealing; (d) unjust enrichment and quantum meruit; and (e) civil conspiracy. Mobotec USA alleges that Allegheny falsely told third parties that MobotecUSA was unsuccessful in installing equipment and claims that it lost approximately $50 million in prospective business as a result.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
(unaudited)

On September 9, 2004, AE and AE Supply filed an answer denying MobotecUSA’s claims and asserting a counterclaim for breach of contract based on MobotecUSA’s failure to achieve the emissions reduction levels guaranteed in the agreements. On September 23, 2005, MobotecUSA filed a Second Amended Complaint, which added AESC as a party and added claims for breaches of confidentiality agreements and misappropriation of trade secrets. The Allegheny defendants have filed an answer denying MobotecUSA’s claims. On October 19, 2005, AE Supply and Monongahela commenced in the Court of Common Pleas of Greene County, Pennsylvania, a separate but related action against MobotecUSA, Mobotec AB (MobotecUSA’s parent company) and certain individuals affiliated with Mobotec (the “Mobotec Parties”). This separate action was soon thereafter consolidated with the Mobotec Action for all purposes. In their amended complaint, AE Supply and Monongahela asserted claims for breach of contract, restitution, breach of warranty, negligence and negligent misrepresentation, based on Mobotec’s conduct. The Mobotec Parties filed a motion seeking dismissal of certain claims and certain parties with respect to the amended complaint filed by AE Supply and Monongahela. On April 6, 2006, the Court entered an order denying the Mobotec Parties’ motion to dismiss, except for an implied warranty claim that AE Supply and Monongahela did not contest.

On April 27, 2006, Allegheny reached an agreement in principle with the Mobotec Parties to settle the litigation. Under the settlement agreement, Allegheny will pay Mobotec USA $1.1 million, all claims between the parties will be dismissed with prejudice, and the parties will exchange mutual releases. The settlement is subject to the negotiation of final settlement documents. The settlement does not constitute an admission of fault, and Allegheny continues to deny the allegations made by the Mobotec Parties.

Ordinary Course of Business. AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business. Allegheny is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

NOTE 19: SUBSEQUENT EVENT

On May 2, 2006, AE Supply entered into a new $967 million senior credit facility (the “AE Supply Credit Facility”) comprised of a $767 million term loan (the “New AE Supply Term Loan”) and a $200 million revolving credit facility (the “AE Supply Revolving Facility”). The AE Supply Credit Facility matures in 2011 and has an initial interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.875%, with decreases in the rate possible if AE Supply’s ratings improve from current levels. Proceeds from the AE Supply Credit Facility were used to refinance $967 million outstanding under the prior AE Supply Term Loan. The AE Supply Revolving Facility can be used, if availability exists, to issue letters of credit.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Operating revenues	$197,195	$186,581

Operating expenses:
Fuel consumed in electric generation	44,064	34,977
Purchased power and transmission	41,136	58,658
Operations and maintenance	41,488	43,911
Depreciation and amortization	16,366	16,770
Taxes other than income taxes	12,270	12,733

Total operating expenses	155,324	167,049

Operating income	41,871	19,532

Other income and expenses, net (Note 8)	3,658	2,232

Interest expense	10,728	10,743

Income from continuing operations before income taxes	34,801	11,021

Income tax expense (benefit) from continuing operations	13,071	(301)

Income from continuing operations	21,730	11,322

Income from discontinued operations, net of tax (Note 3)	--	10,871

Net income	$21,730	$22,193

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
		(Revised- Note 1)
Cash Flows From Operating Activities:
Net income	$21,730	$22,193
Income from discontinued operations, net of tax	--	(10,871)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,366	16,770
Amortization of Ohio power purchase commitment	(10,700)	--
Deferred income taxes and investment tax credit, net	15,814	12,539
Other, net	415	(1,100)

Changes in certain assets and liabilities:
Accounts receivable, net	16,332	(18,831)
Materials, supplies and fuel	967	(264)
Prepaid taxes	3,298	3,732
Collateral deposits	8,062	(16,300)
Other current assets	367	1,631
Accounts payable	(15,254)	(4,970)
Accounts payable to affiliates, net	(16,573)	57,438
Accrued taxes	(7,144)	(16,663)
Accrued interest	5,364	5,927
Other current liabilities	(5,517)	(195)
Other assets	217	(372)
Other liabilities	55	286
Net cash provided by operating activities of discontinued operations	--	81,151

Net cash provided by operating activities	33,799	132,101

Cash Flows From Investing Activities:
Capital expenditures	(18,736)	(12,479)
Net cash used in investing activities of discontinued operations	--	(1,672)

Net cash used in investing activities	(18,736)	(14,151)

Cash Flows From Financing Activities:
Note receivable from affiliate	(45,381)	(38,748)
Deferred financing costs	(118)	--
Cash dividends paid on capital stock:
Preferred stock	(293)	(1,259)
Common stock	(10,015)	--
Net cash used in financing activities of discontinued operations	--	(68,332)

Net cash used in financing activities	(55,807)	(108,339)

Net increase (decrease) in cash and cash equivalents	(40,744)	9,611
Cash and cash equivalents at beginning of period	136,491	45,092

Cash and cash equivalents at end of period	$95,747	$54,703

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$4,517	$4,492

See accompanying Notes to Consolidated Financial Statements

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$95,747	$136,491
Accounts receivable:
Customer	44,498	45,061
Unbilled utility revenue	31,485	38,200
Wholesale and other	11,746	20,598
Allowance for uncollectible accounts	(2,691)	(2,489)
Note receivable from affiliate	70,854	25,473
Materials and supplies	15,027	15,916
Fuel	14,673	14,751
Prepaid taxes	16,777	20,075
Collateral deposits	1,471	9,533
Regulatory assets	4,379	4,379
Other	3,194	3,827

Total current assets	307,160	331,815

Property, Plant and Equipment, Net:
Generation	952,434	951,636
Transmission	281,137	281,048
Distribution	937,563	930,817
Other	70,447	73,807
Accumulated depreciation	(901,524)	(890,548)

Subtotal	1,340,057	1,346,760
Construction work in progress	25,757	17,401

Total property, plant and equipment, net	1,365,814	1,364,161

Investments and Other Assets:
Investment in AGC	48,457	48,197
Other	6,922	6,904

Total investments and other assets	55,379	55,101

Deferred Charges:
Regulatory assets	100,781	101,117
Other	6,416	6,985

Total deferred charges	107,197	108,102

Total Assets	$1,835,550	$1,859,179

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)

(In thousands, except share amounts)	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Long-term debt due within one year (Note 2)	$300,972	$299,959
Accounts payable	32,978	48,232
Accounts payable to affiliates, net	40,848	57,434
Accrued taxes	34,506	41,766
Deferred income taxes	449	--
Accrued interest	14,293	8,929
Ohio power commitment	24,300	25,900
Other	17,527	24,378

Total current liabilities	465,873	506,598

Long-term Debt (Note 2)	384,095	385,067

Deferred Credits and Other Liabilities:
Investment tax credit	--	442
Non-current income taxes payable	45,671	45,671
Deferred income taxes	210,190	194,248
Obligations under capital leases	3,543	5,554
Regulatory liabilities	244,557	242,416
Other	32,175	41,219

Total deferred credits and other liabilities	536,136	529,550

Commitments and Contingencies (Note 9)

Preferred Stock	24,000	24,000

Common Stockholder’s Equity:
Common stock, $50 par value, 8 million shares authorized and 5,891,000 shares outstanding	294,550	294,550
Other paid-in capital	40,779	40,719
Retained earnings	90,116	78,694
Accumulated other comprehensive income	1	1

Total common stockholder’s equity	425,446	413,964

Total Liabilities and Stockholder’s Equity	$1,835,550	$1,859,179

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note No.		Page No.
1	Basis of Presentation	37-38

2	Debt	38

3	Discontinued Operations	38

4	Asset Retirement Obligations (“AROs”)	38-39

5	Business Segments	39

6	Intangible Assets	40

7	Pension Benefits and Postretirement Benefits Other Than Pensions	40

8	Other Income and Expenses, Net	40

9	Commitments and Contingencies	40-44

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

Monongahela conducted electric T&D operations in Ohio until December 31, 2005 and a natural gas T&D business in West Virginia until September 30, 2005.

On September 30, 2005, Monongahela sold its West Virginia natural gas operations. The results of operations relating to these assets have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, until the date of sale.

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

Monongahela is subject to regulation by the Securities and Exchange Commission (“SEC”), the Public Service Commission of West Virginia and the Federal Energy Regulatory Commission.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who are employed by Allegheny.

The accompanying unaudited interim financial statements of Monongahela should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company (“AGC”) for the year ended December 31, 2005 (the “2005 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Monongahela, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.

The unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three months ended March 31, 2006 and 2005, cash flows for the three months ended March 31, 2006 and 2005 and financial position at March 31, 2006. Because of the seasonal nature of Monongahela’s utility operations, results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1A, Risk Factors, “Risks Relating to Allegheny’s Operations,” in the 2005 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform with the financial statement presentation for the current period. In addition, the accompanying Consolidated Statements of Cash Flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The consolidated statement of cash flows for the three months ended March 31, 2005 was revised during 2006 to conform to this presentation. Accordingly, for the three months ended March 31, 2005, approximately $1.7 million in cash outflows for capital expenditures of discontinued operations and approximately $68.3 million in cash outflows for debt activities of discontinued operations were moved from cash flows of operating activities to cash flows of investing and financing activities of discontinued operations, respectively.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Consolidated income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, tax credits and the effects of utility rate-making and certain non-deductible expenses.

NOTE 2: DEBT

At March 31, 2006, contractual maturities for long-term debt for the remainder of 2006 and for full years thereafter, excluding unamortized discounts of $0.7 million, were as follows:

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
First Mortgage Bonds	$300.0	$--	$--	$--	$--	$190.0	$490.0
Pollution Control Bonds	--	15.5	--	--	--	70.3	85.8
Medium-Term Notes	--	--	--	--	110.0	--	110.0

Total	$300.0	$15.5	$--	$--	$110.0	$260.3	$685.8

At March 31, 2006, substantially all of Monongahela’s properties were held subject to liens of various relative priorities securing debt obligations.

Monongahela did not issue or redeem any debt during the three months ended March 31, 2006.

NOTE 3: DISCONTINUED OPERATIONS

On September 30, 2005, Monongahela sold its West Virginia natural gas operations. The results of operations relating to these assets have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, until the date of sale.

Three Months Ended March 31,

(In millions)	2005
Operating revenues	$150.2
Operating expenses	(130.1)
Other income	0.2
Interest expense	(2.1)

Income before income taxes	18.2
Income tax expense	(6.7)
Impairment charge, net of tax	(0.6)

Income from discontinued operations, net of tax	$10.9

Impairment charges, reflected in the table above, represent adjustments of the carrying values of assets held for sale to current estimates of sales proceeds, less costs to sell.

NOTE 4: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Monongahela has AROs primarily related to ash landfills and underground and aboveground storage tanks as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).

Effective December 31, 2005, Monongahela adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations (“Conditional AROs”),” which requires an entity to recognize a liability for the fair value of a Conditional ARO if the fair value of the liability can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing and (or) method of settlement.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

For the quarter ended March 31, 2006, Monongahela’s total ARO balance, which includes AROs and Conditional AROs, increased $0.2 million, from $12.9 million at December 31, 2005 to $13.1 million at March 31, 2006. This increase was primarily due to accretion expense.

Estimated removal costs of $244.6 million and $242.1 million at March 31, 2006 and December 31, 2005, respectively, are being recovered through the rate-making process. These amounts are reported as regulatory liabilities.

NOTE 5: BUSINESS SEGMENTS

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

	Three months ended March 31, 2006				Three months ended March 31, 2005
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
External operating revenues	$174.1	$23.1	$--	$197.2	$177.3	$9.3	$--	$186.6
Internal operating revenues	--	78.0	(78.0)	--	--	81.7	(81.7)	--

Total operating revenues	$174.1	$101.1	$(78.0)	$197.2	$177.3	$91.0	$(81.7)	$186.6
Depreciation and amortization	$7.6	$8.8	$--	$16.4	$8.1	$8.7	$--	$16.8
Operating income (loss)	$37.2	$4.7	$--	$41.9	$20.9	$(1.4)	$--	$19.5
Interest expense	$6.2	$4.6	$--	$10.8	$6.2	$4.5	$--	$10.7
Income (loss) from
continuing operations	$19.8	$1.9	$--	$21.7	$11.6	$(0.3)	$--	$11.3
Income from discontinued
operations, net of tax	$--	$--	$--	$--	$10.9	$--	$--	$10.9
Net income (loss)	$19.8	$1.9	$--	$21.7	$22.5	$(0.3)	$--	$22.2

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	March 31, 2006		December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$0.5	$0.2	$0.5	$0.2
Land easements, unamortized	30.6	--	30.6	--
Software	0.3	0.3	0.3	0.3

Total	$31.4	$0.5	$31.4	$0.5

Amortization expense for intangible assets was not material for the three months ended March 31, 2006. Amortization expense for intangible assets was $0.4 million for the three months ended March 31, 2005. Annual amortization expense for 2006 through 2010 is not expected to be material.

NOTE 7: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Monongahela is responsible for its proportionate share of the net periodic cost for pension benefits and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by Allegheny, through AESC. Monongahela’s share of the costs was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Pension	$2.0	$2.5
Postretirement benefits other than pensions	$1.7	$1.6

NOTE 8: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net represents non-operating income and expenses before income taxes. The following table summarizes Monongahela’s other income and expenses, net:

	Three Months Ended March 31,
(In millions)	2006	2005
Interest income	$2.0	$0.1
Equity in earnings of AGC	1.4	1.7
Other	0.3	0.4

Total	$3.7	$2.2

NOTE 9: COMMITMENTS AND CONTINGENCIES

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Clean Air Act Matters. Allegheny currently meets applicable standards for particulate matter emissions at its generation facilities through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software, fuel combustion modifications and, at times, through other means. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and are accommodated by the regulatory process. Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using emission controls, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending low-sulfur coal with higher sulfur coal and utilizing emission allowances.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Based on current forecasts, Allegheny estimates that it may have an SO2 allowance market exposure of less than 10,000 tons in 2006 and approximately 20,000 tons and 75,000 tons in 2007 and 2008, respectively. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the types of fuel used by its generation facilities, as well as the implementation of environmental controls. Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates. Allegheny continues to evaluate options for continuing compliance, and current plans include the installation of scrubbers at its Fort Martin generation facility by year-end 2009, the elimination of a scrubber bypass at its Pleasants generation facility by 2008 and consideration of scrubbers at its Hatfield generation facility.

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

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases during 2010 and 2018. This rule will be implemented through state implementation plans currently under development. The rule has been challenged by several parties. Allegheny is currently assessing CAMR and its strategy for compliance. The Pennsylvania Department of Environmental Protection (the “PA DEP”) has announced plans to propose a more aggressive mercury control rule in the summer of 2006. Allegheny is assessing the draft rule to determine what, if any, effect it would have on Allegheny’s Pennsylvania operations that may be above and beyond the requirements of CAMR.

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

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from PA DEP. The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation facilities in Pennsylvania and identifies PA DEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

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

In 2003, the EPA issued the Equipment Replacement Rule, which sets forth a clearer set of rules for projects that may be undertaken without triggering NSR requirements. This rule would apply the Routine Maintenance, Repair and Replacement (“RMRR”) exception to the NSR requirement in a manner that is more consistent with the energy industry’s historical compliance approach. That rule was challenged by some states and environmental groups and, on December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the implementation of that rule. On March 17, 2006, the Court issued a final decision declaring the rule unauthorized under the Clean Air Act. NSR requirements will continue to be interpreted under the pre-rule regulations and case law. Allegheny had established an NSR review process under the original regulatory program and does not expect the March 2006 appellate court decision in this matter to have any significant impact on its operations. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

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

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Global Warming Class Action:  On April 19, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs' damages. The plaintiffs seek unspecified damages. AE has not yet been served with this lawsuit. AE intends to vigorously defend against this action but cannot predict its outcome.

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

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2006, Allegheny had 801 open cases remaining in West Virginia and five open cases remaining in Pennsylvania.

Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim:  On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $20.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of March 31, 2006.

Harrison Fuel Litigation. On November 7, 2001, Harrison Fuel and its owner filed a lawsuit against Allegheny in the Circuit Court of Marion County, West Virginia. The lawsuit claims that Allegheny improperly and arbitrarily rejected bids from Harrison Fuel and other companies affiliated with its owner to supply coal to Allegheny. Plaintiffs seek damages of approximately $13 million. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

Ordinary Course of Business. The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Operating revenues	$221,960	$257,564

Operating expenses:
Purchased power and transmission	141,212	177,800
Deferred energy costs, net	4,993	1,186
Operations and maintenance	28,281	25,510
Depreciation and amortization	11,253	10,656
Taxes other than income taxes	7,264	9,293

Total operating expenses	193,003	224,445

Operating income	28,957	33,119

Other income and expenses, net (Note 6)	1,282	1,223

Interest expense	6,371	7,098

Income before income taxes	23,868	27,244

Income tax expense	10,292	7,149

Net income	$13,576	$20,095

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$13,576	$20,095

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,253	10,656
Deferred income taxes and investment tax credit, net	(1,337)	(1,781)
Deferred energy costs, net	4,993	1,186
Other, net	716	418

Changes in certain assets and liabilities:
Accounts receivable, net	5,511	(15,522)
Materials and supplies	(454)	(1,095)
Taxes receivable/accrued, net	6,880	9,684
Prepaid taxes	3,220	2,338
Other current assets	(25)	1,408
Accounts payable	(6,635)	740
Accounts payable to affiliates, net	(12,590)	(1,839)
Accrued interest	1,643	6,375
Collateral deposits held	1	(9,217)
Other current liabilities	1,359	1,918
Other assets	60	(430)
Other liabilities	(111)	177

Net cash provided by operating activities	28,060	25,111

Cash Flows From Investing Activities:
Capital expenditures	(21,555)	(14,662)
Decrease (increase) in restricted funds	(1)	9,217

Net cash used in investing activities	(21,556)	(5,445)

Cash Flows From Financing Activities:
Note receivable from affiliate	--	6,389
Note payable to affiliate	14,516	--
Cash dividends paid on common stock	(21,042)	(21,000)

Net cash used in financing activities	(6,526)	(14,611)

Net increase (decrease) in cash and cash equivalents	(22)	5,055
Cash and cash equivalents at beginning of period	22	16,231

Cash and cash equivalents at end of period	$--	$21,286

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$3,907	$192

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$--	$22
Accounts receivable:
Customer	70,972	57,716
Unbilled utility revenue	26,673	40,520
Wholesale and other	5,875	10,819
Allowance for uncollectible accounts	(2,310)	(2,334)
Materials and supplies	15,587	15,133
Taxes receivable	861	9,397
Deferred income taxes	3,578	1,803
Prepaid taxes	6,773	9,993
Regulatory assets	261	695
Other	1,243	1,217

Total current assets	129,513	144,981

Property, Plant and Equipment, Net:
Transmission	337,010	333,939
Distribution	1,229,013	1,214,872
Other	70,048	71,005
Accumulated depreciation	(502,433)	(496,838)

Subtotal	1,133,638	1,122,978
Construction work in progress	20,149	17,655

Total property, plant and equipment, net	1,153,787	1,140,633

Other Assets	3,945	3,880

Deferred Charges:
Regulatory assets	68,227	71,130
Other	5,789	5,818

Total deferred charges	74,016	76,948

Total Assets	$1,361,261	$1,366,442

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)

(In thousands, except share amounts)	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Long-term debt due within one year (Note 2)	$99,969	$99,956
Note payable to affiliate	16,908	2,392
Accounts payable	18,173	24,808
Accounts payable to affiliates, net	14,635	27,225
Accrued taxes	8,637	10,293
Accrued interest	6,658	5,015
Other	25,428	23,744

Total current liabilities	190,408	193,433

Long-term Debt (Note 2)	318,654	318,618

Deferred Credits and Other Liabilities:
Investment tax credit	5,383	5,629
Non-current income taxes payable	57,561	57,561
Deferred income taxes	197,255	196,409
Obligations under capital leases	4,299	4,695
Regulatory liabilities	181,900	176,723
Other	8,895	9,004

Total deferred credits and other liabilities	455,293	450,021

Commitments and Contingencies (Note 8)

Stockholder’s Equity:
Common stock, $0.01 par value, 26 million shares authorized and 22,385,000 shares outstanding	224	224
Other paid-in capital	221,144	221,144
Retained earnings	175,537	183,001
Accumulated other comprehensive income	1	1

Total stockholder’s equity	396,906	404,370

Total Liabilities and Stockholder’s Equity	$1,361,261	$1,366,442

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note No.		Page No.
1	Basis of Presentation	50

2	Debt	50-51

3	Intangible Assets	51

4	Asset Retirement Obligations (“AROs”)	51

5	Pension Benefits and Postretirement Benefits Other Than Pensions	51

6	Other Income and Expenses, Net	52

7	Variable Interest Entities	52

8	Commitments and Contingencies	52-53

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

The accompanying unaudited interim financial statements of Potomac Edison should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company (“AGC”) for the year ended December 31, 2005 (the “2005 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Potomac Edison, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.

The unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three months ended March 31, 2006 and 2005, cash flows for the three months ended March 31, 2006 and 2005 and financial position at March 31, 2006. Because of the seasonal nature of Potomac Edison’s utility operations, results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1A, Risk Factors, “Risks Relating to Allegheny’s Operations,” in the 2005 Annual Report on Form 10-K. Certain prior period amounts in the financial statements have been reclassified to conform with the financial statement presentation for the current period.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Consolidated income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, tax credits and the effects of utility rate-making and certain non-deductible expenses.

NOTE 2: DEBT

As of March 31, 2006, contractual maturities of long-term debt for the remainder of 2006 and for full years thereafter, excluding unamortized discounts of $1.4 million, were as follows:

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
First Mortgage Bonds	$--	$--	$--	$--	$--	$320.0	$320.0
Medium-Term Notes	100.0	--	--	--	--	--	100.0

Total	$100.0	$--	$--	$--	$--	$320.0	$420.0

Substantially all of the properties of Potomac Edison are held subject to the lien securing its first mortgage bonds.

Potomac Edison did not issue or redeem any debt during the three months ended March 31, 2006.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Potomac Edison is a guarantor of the repayment of certain pollution control bonds of AE Supply with a principal balance of $101.0 million at March 31, 2006. Potomac Edison's guarantee to the note holders is subordinate to the guarantee of these bonds by a third party under a surety bond.

NOTE 3: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	March 31, 2006		December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$55.8	$15.7	$55.6	$15.5

Amortization expense for intangible assets was $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Amortization expense is estimated to be $0.8 million annually for 2006 through 2010.

NOTE 4: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Potomac Edison has AROs related to underground and aboveground storage tanks as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).

Effective December 31, 2005, Potomac Edison adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations (“Conditional AROs”),” which requires an entity to recognize a liability for the fair value of a Conditional ARO if the fair value of the liability can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing and (or) method of settlement.

Potomac Edison recorded Conditional AROs related to transformers containing polychlorinated biphenyls (“PCBs”). The effect of adopting FIN 47 on Potomac Edison’s Consolidated Financial Statements in 2005 was a $0.3 million increase in non-current regulatory assets, and the recognition of a $0.4 million non-current liability.

For the quarter ended March 31, 2006, Potomac Edison’s total ARO balance, which includes AROs and Conditional AROs, increased $0.1 million, from $0.5 million at December 31, 2005 to $0.6 million at March 31, 2006, primarily due to accretion expense.

Estimated removal costs of $174.2 million and $170.8 million at March 31, 2006 and December 31, 2005, respectively, are being recovered through the rate-making process. These amounts are reported as regulatory liabilities.

NOTE 5: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Potomac Edison is responsible for its proportionate share of the net periodic cost for pension benefits and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by Allegheny, through AESC. Potomac Edison’s share of the costs was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Pension	$1.4	$1.3
Postretirement benefits other than pensions	$1.3	$1.2

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Potomac Edison’s other income and expenses, net:

	Three Months Ended March 31,
(In millions)	2006	2005
Premium Services	$0.8	$0.6
Interest income	0.1	0.2
Other	0.4	0.4

Total	$1.3	$1.2

NOTE 7: VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” requires an investor with the majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity the equity investors of which do not have a controlling interest or in which the equity investment at risk is insufficient to finance the entity’s activities without receiving financial support from the other parties.

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

Potomac Edison had power purchases from this IPP in the amount of $18.5 million and $25.6 million for the three months ended March 31, 2006 and 2005, respectively. Potomac Edison recovers the full amount of the cost of the applicable power contract in its rates charged to consumers. Potomac Edison is not subject to any risk of loss associated with the VIE, because it does not have any obligation to the IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of March 31, 2006, Allegheny had 801 open cases remaining in West Virginia and five open cases remaining in Pennsylvania.

Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim:  On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $20.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of March 31, 2006.

Ordinary Course of Business. The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

ALLEGHENY GENERATING COMPANY
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Operating revenues	$17,338	$16,859

Operating expenses:
Operations and maintenance	1,507	1,137
Depreciation	4,285	4,237
Taxes other than income taxes	799	737

Total operating expenses	6,591	6,111

Operating income	10,747	10,748

Other income, net	45	53

Interest expense	1,808	1,955

Income before income taxes	8,984	8,846

Income tax expense	2,849	1,482

Net income	$6,135	$7,364

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$6,135	$7,364

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,285	4,237
Deferred income taxes and investment tax credit, net	(1,761)	(1,776)
Other, net	71	72

Changes in certain assets and liabilities:
Materials and supplies	(42)	(88)
Taxes receivable/accrued, net	6,887	4,318
Other current assets	83	87
Accounts payable	(2,685)	424
Accounts payable to affiliates, net	(3,532)	1,577
Accrued interest	(1,719)	(1,719)
Other current liabilities	119	121
Other assets	104	(1)
Other liabilities	1	--

Net cash provided by operating activities	7,946	14,616

Cash Flows From Investing Activities:
Capital expenditures	(763)	(2,780)

Cash Flows From Financing Activities:
Note payable to parent	--	(10,000)
Cash dividends paid on common stock	(5,000)	--

Net cash used in financing activities	(5,000)	(10,000)

Net increase in cash and cash equivalents	2,183	1,836
Cash and cash equivalents at beginning of period	1,858	7,500

Cash and cash equivalents at end of period	$4,041	$9,336

Supplemental Cash Flow Information:
Cash paid for interest	$3,455	$3,603

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY
BALANCE SHEETS
(unaudited)

(In thousands)	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$4,041	$1,858
Materials and supplies	1,593	1,551
Taxes receivable	--	3,004
Other	142	225

Total current assets	5,776	6,638

Property, Plant and Equipment, Net:
Generation	787,889	788,952
Transmission	46,967	47,098
Other	2,924	2,960
Accumulated depreciation	(314,849)	(316,250)

Subtotal	522,931	522,760
Construction work in progress	8,575	12,372

Total property, plant and equipment, net	531,506	535,132

Deferred Charges:
Regulatory assets	8,233	8,295
Other	96	97

Total deferred charges	8,329	8,392

Total Assets	$545,611	$550,162

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY
BALANCE SHEETS (continued)
(unaudited)

(In thousands, except share amounts)	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3	$2,687
Accounts payable to affiliates, net	1,164	4,696
Accrued taxes	3,883	--
Accrued interest	573	2,292
Other	118	--

Total current liabilities	5,741	9,675

Long-term Debt (Note 2)	99,434	99,425

Deferred Credits and Other Liabilities:
Investment tax credit	36,943	37,273
Non-current income taxes payable	17,544	17,544
Deferred income taxes	152,397	153,630
Regulatory liabilities	22,608	22,806

Total deferred credits and other liabilities	229,492	231,253

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock, $1.00 par value, 5,000 shares authorized and 1,000 shares outstanding	1	1
Other paid-in capital	172,669	172,669
Retained earnings	38,274	37,139

Total stockholders’ equity	210,944	209,809

Total Liabilities and Stockholders’ Equity	$545,611	$550,162

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note No.		Page No.
1	Basis of Presentation	59

2	Debt	59

3	Intangible Assets	60

4	Commitments and Contingencies	60

ALLEGHENY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy Supply Company, LLC (“AE Supply”) and Monongahela Power Company (“Monongahela” and together with AE Supply, the “Parents”), own 100% of Allegheny Generating Company (“AGC”). AE Supply owns 77% and Monongahela owns 23% of AGC. AGC owns an undivided 40% interest (1,035 megawatts (“MWs”)) in the 2,586 MW pumped storage, hydroelectric station in Bath County, Virginia, which is operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. AGC sells its generation capacity to its Parents. AGC operates under a single business segment, Generation and Marketing.

AGC is subject to regulation by the Securities and Exchange Commission (“SEC”), the Virginia State Corporation Commission and the Federal Energy Regulatory Commission.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who are employed by Allegheny.

The accompanying unaudited interim financial statements of AGC should be read in conjunction with the Combined Annual Report on the combined 2005 Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2005 (the “2005 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by AGC, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.

The unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair statement of the results of operations for the three months ended March 31, 2006 and 2005, cash flows for the three months ended March 31, 2006 and 2005 and financial position at March 31, 2006.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Consolidated income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, tax credits and the effects of utility rate-making and certain non-deductible expenses.

NOTE 2: DEBT

As of March 31, 2006, contractual maturities of long-term debt for the remainder of 2006 and for full years thereafter, excluding unamortized debt discounts of $0.6 million, were as follows:

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
Debentures	$--	$--	$--	$--	$--	$100.0	$100.0

AGC did not issue or redeem any debt during the three months ended March 31, 2006.

ALLEGHENY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 3: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	March 31, 2006		December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$1.5	$0.8	$1.5	$0.8
Software	0.2	0.1	0.2	0.1

Total	$1.7	$0.9	$1.7	$0.9

Amortization expense for intangible assets was not material for the three months ended March 31, 2006 and 2005, respectively. Annual amortization expense for 2006 through 2010 is not expected to be material.

NOTE 4: COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2005 (the "2005 Annual Report on Form 10-K").

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These include statements with respect to:

•	rate regulation and the status of retail generation service supply competition in states served by the Distribution Companies;
•	financing plans;
•	demand for energy and the cost and availability of raw materials, including coal;
•	provider-of-last resort (“PLR”) and power supply contracts;
•	results of litigation;
•	results of operations;
•	internal controls and procedures;
•	capital expenditures;
•	status and condition of plants and equipment;
•	capacity purchase commitments;
•	regulatory matters; and
•	asset sales and transfers.

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following:

•	plant performance and unplanned outages;
•	changes in the price of power and fuel for electric generation;
•	general economic and business conditions;
•	changes in access to capital markets;
•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;
•	environmental regulations;
•	the results of regulatory proceedings, including proceedings related to rates;
•	changes in industry capacity, development and other activities by competitors of AE and its consolidated subsidiaries ("Allegheny");

•	changes in the weather and other natural phenomena;
•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;
•	changes in customer switching behavior and their resulting effects on existing and future PLR load requirements;
•	changes in laws and regulations applicable to Allegheny, its markets or its activities;
•	the loss of any significant customers or suppliers;
•	dependence on other electric transmission systems and their constraints on availability;
•	changes in the market rules, including changes to participant rules and tariffs in the energy market operated by PJM Interconnection, L.L.C. (“PJM”), which is a regional transmission organization;
•	the effect of accounting guidance issued periodically by accounting standard-setting bodies and accounting issues and
•	the continuing effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1A, “Risk Factors,” in the 2005 Annual Report on Form 10-K.

ALLEGHENY RESULTS OF OPERATIONS

Overview

Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric services to customers in Pennsylvania, West Virginia, Maryland, and Virginia. AE, Allegheny’s parent holding company, was incorporated in Maryland in 1925. Allegheny operates its business primarily through AE’s various directly and indirectly owned subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2005 Annual Report on Form 10-K.

Key Indicators and Performance Factors

The Delivery and Services Segment

Allegheny monitors the financial and operating performance of its Delivery and Services segment using a number of indicators and performance statistics, including the following:

Revenue per Megawatt-hour (“MWh”) sold.   This measure is calculated by dividing total revenues from retail sales of electricity by total MWhs sold to retail customers.

Revenue per MWh sold during the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,

	2006	2005
Revenue per MWh sold	$59.20	$55.88

The following table provides retail electricity sales information.

	Three Months Ended March 31,
	2006	2005	Change

Delivery and Services:	11,182	12,501	(10.6)%
Retail electricity sales (million kWhs) (b)	2,426	2,716	(10.7)%

(a)

Heating degree-days (“HDD”).   The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies but represent only one of several factors that impact the volume of electricity. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. HDD is most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit. Each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. Normal (historical) HDDs are 2,841, calculated on a weighted-average basis across the geographic areas served by the Distribution Companies.

(b)

The expiration of a contract with one industrial customer in Maryland resulted in a 711 million kWhs decrease for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

The Generation and Marketing Segment

Allegheny monitors the financial and operating performance of its Generation and Marketing segment using a number of indicators and performance statistics, including the following:

Equivalent availability factor (“EAF”).   The EAF measures the percentage of time that a generation unit is available to generate electricity if called upon in the marketplace. A unit’s availability is commonly less than 100%, primarily as a result of unplanned outages or scheduled outages for planned maintenance. Allegheny monitors EAF by individual unit, as well as by various unit groupings. One such grouping is all “supercritical” units. A supercritical unit utilizes steam pressure in excess of 3,200 pounds per square inch. This design characteristic enables these units to be larger and more efficient than other generation units. Allegheny’s Fort Martin, Harrison, Hatfield’s Ferry and Pleasants generation facilities contain supercritical units. These units generally operate at high capacity for extended periods of time.

kWhs generated.   This is a measure of the total physical quantity of electricity generated and is monitored at the individual unit level, as well as various unit groupings.

The following table shows EAFs for supercritical units and EAFs and kWhs generated for all generating units, excluding kWhs associated with pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended
	March 31,

	2006	2005	Change
Supercritical Units:
EAF	91.0%	87.2%	3.9%
All Generation Units:
EAF	91.2%	89.6%	1.6%
kWhs generated (in millions)	13,017	12,297	5.9%

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS OF OPERATIONS

Income (Loss) Summary

(In millions) Three months ended March 31, 2006	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$702.6	$507.1	$(364.1)	$845.6
Fuel consumed in electric generation	--	213.2	--	213.2
Purchased power and transmission	447.7	15.7	(362.2)	101.2
Gain on sale of OVEC power agreement and shares	--	(5.0)	--	(5.0)
Deferred energy costs, net	5.0	--	--	5.0
Operations and maintenance	86.8	77.0	(1.9)	161.9
Depreciation and amortization	37.7	30.1	--	67.8
Taxes other than income taxes	33.3	20.4	--	53.7

Operating income	92.1	155.7	--	247.8
Other income and expenses, net	4.3	3.8	(0.4)	7.7
Interest expense and preferred dividends	19.9	48.2	(0.4)	67.7

Income from continuing operations before income taxes and minority interest	76.5	111.3	--	187.8
Income tax expense from continuing operations	30.1	42.3	--	72.4
Minority interest	--	1.2	--	1.2

Income from continuing operations	46.4	67.8	--	114.2
Loss from discontinued operations, net of tax	--	(0.8)	--	(0.8)

Net income	$46.4	$67.0	$--	$113.4

(In millions) Three months ended March 31, 2005	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$739.4	$416.9	$(402.3)	$754.0
Fuel consumed in electric generation	--	173.9	--	173.9
Purchased power and transmission	485.1	19.8	(400.1)	104.8
Deferred energy costs, net	1.2	--	--	1.2
Operations and maintenance	84.5	80.3	(2.2)	162.6
Depreciation and amortization	38.1	38.3	--	76.4
Taxes other than income taxes	34.6	20.5	--	55.1

Operating income	95.9	84.1	--	180.0
Other income and expenses, net	3.7	1.7	(0.1)	5.3
Interest expense and preferred dividends	29.7	97.4	--	127.1

Income (loss) from continuing operations before income taxes and minority interest	69.9	(11.6)	(0.1)	58.2
Income tax expense from continuing operations	20.2	3.2	--	23.4
Minority interest	--	0.4	--	0.4

Income (loss) from continuing operations	49.7	(15.2)	(0.1)	34.4
Income (loss) from discontinued operations, net of tax	10.8	(2.7)	0.1	8.2

Net income (loss)	$60.5	$(17.9)	$--	$42.6

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS

This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment in “Allegheny Energy, Inc. – Discussion of Segment Results of Operations,” below.

Operating Revenues

Operating revenues increased $91.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	increased generation revenue from sales into the PJM market resulting from additional MWhs generated due to a higher EAF,
•	increased generation revenue from sales into the PJM market at higher market prices due to the expiration of a PLR contract with one large industrial customer in Maryland in December 2005,
•	increased revenue due to higher generation rates charged to Pennsylvania customers as a result of a West Penn settlement with the Pennsylvania Public Utility Commission (the “Pennsylvania PUC”) and
•

increased revenues related to Monongahela’s agreement to provide power to Columbus Southern Power Company (“Columbus Southern”), a subsidiary of American Electric Power that serves Monongahela’s former Ohio service territory as of January 1, 2006, under a fixed price power supply agreement at a higher rate per kWh net of lost transmission and distribution (“T&D”) revenues,

•	partially offset by decreased revenue resulting from a 10.7% decrease in HDD.

Operating Income

Operating income increased $67.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	the $91.6 million increase in operating revenues discussed above,
•	partially offset by a $23.8 million increase in operating expenses.

Operating expenses increased as a result of a $39.3 million increase in fuel consumed in electric generation and $2.1 million of stock option compensation cost associated with Allegheny's adoption of SFAS 123R, partially offset by an $8.6 million decrease in depreciation and amortization expense and a $5.0 million gain associated with the release of proceeds in connection with the fulfillment of certain post-closing commitment related to the December 31, 2004 sale by AE of a 9% equity interest in the Ohio Valley Electric Corporation ("OVEC"). Fuel consumed in electric by AE generation increased due to increased coal prices and increased amounts of coal used as a result of increased MWhs generated at Allegheny's coal-fired plants. Depreciation and amortization decreased due to the extension of depreciable lives of Allegheny's unregulated coal-fired generation facilities, which is discussed further at Note 2, "Review of Estimated Remaining Service Lives and Depreciation Practices," to the Consolidated Financial Statements.

Income Tax Expense

The effective tax rates for Allegheny’s continuing operations were 38.5% and 39.3% for the three months ended March 31, 2006 and 2005, respectively.

The effective tax rate for the three months ended March 31, 2006 was higher than the federal statutory tax rate primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2005 was higher than the federal statutory tax rate primarily due to state income taxes and the reversal of book versus tax depreciation differences for which deferred taxes were not provided.

Income from Continuing Operations

Income from continuing operations increased $79.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	the $67.8 million increase in operating income discussed above and
•

a $59.4 million decrease in interest expense and preferred dividends due to $38.5 million of interest recorded during the three months ended March 31, 2005 related to a court decision in the litigation involving Merrill Lynch and interest expense savings resulting from lower interest rates due to debt refinancing and lower average debt,

•	partially offset by a $49.0 million increase in income tax expense resulting primarily from increased income from continuing operations.

Discontinued Operations

Allegheny recorded income (loss) from discontinued operations of $(0.8) million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively.

The $9.0 million decrease for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to income associated with Monongahela’s natural gas operations, which were sold on September 30, 2005.

See Note 4, “Discontinued Operations and Assets Held for Sale,” to the Consolidated Financial Statements for additional information.

ALLEGHENY ENERGY, INC.—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

Delivery and Services

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended March 31,
	2006	2005	Change
Retail electricity sales (million kWhs)	11,182	12,501	(10.6)%

HDD (a)	2,426	2,716	(10.7)%

(a)	Normal (historical) HDDs are 2,841, calculated on a weighted-average basis across the geographic areas served by the Distribution Companies.

Operating Revenues

	Three Months Ended March 31,
(In millions)	2006	2005
Retail electric:
Generation	$438.7	$464.9
Transmission	42.1	46.0
Distribution	181.2	187.6

Total retail electric	662.0	698.5

Transmission services and bulk power	35.7	28.4
Other affiliated and nonaffiliated energy services	4.9	12.5

Total Delivery and Services operating revenues	$702.6	$739.4

Retail electric revenues decreased $36.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•

a $47.5 million decrease in generation revenues as a result of decreased usage due to the expiration of a contract with one large industrial customer in Maryland in December 2005, the sale of Monongahela’s Ohio service territory on December 31, 2005, and a 10.7% decrease in HDD and

•

a $10.3 million decrease in T&D revenues as a result of decreased customer usage due to the 10.7% decrease in HDD, the loss of one large industrial customer in Maryland and the sale of Monongahela’s Ohio service territory on December 31, 2005,

•	partially offset by a $19.0 million increase in generation revenues due to higher generation rates charged to Pennsylvania customers as a result of a West Penn settlement with the Pennsylvania PUC.

Transmission services and bulk power revenues increased $7.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	a $19.6 million increase in bulk power revenues related to the fixed price power supply agreement with Columbus Southern to serve Monongahela’s former Ohio service territory as of January 1, 2006,
•	partially offset by a $7.4 million decrease in transmission revenues related to the termination of a third-party transmission capacity sales contract and
•	a $5.5 million decrease in bulk power revenues resulting from decreased power sales from the AES Warrior Run generation facility due to a scheduled outage at that facility.

Other affiliated and nonaffiliated energy services revenues decreased by $7.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to decreased revenues associated with a construction project that is in the final stages of completion and the absence of revenues from businesses that were sold in 2005.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents the Distribution Companies’ power purchases from other companies (primarily AE Supply), as well as purchases from qualified facilities under The Public Utility Regulatory Policies Act of 1978 (“PURPA”). Purchased power and transmission consists of the following items:

	Three Months Ended March 31,
(In millions)	2006	2005
Other purchased power and transmission	$401.5	$432.8
From PURPA generation (a)	46.2	52.3

Total purchased power and transmission	$447.7	$485.1

(a)PURPA cost (cents per kWh sold)	5.2	5.3

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

Other purchased power and transmission decreased $31.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	a $17.9 million decrease in other purchased power and transmission related to the expiration of a contract with one large industrial customer in Maryland in December 2005,
•	a $12.5 million decrease in other purchased power and transmission related to the sale of Monongahela’s Ohio electric service territory and
•	a reduction in purchased power primarily as a result of a 10.7% decrease in HDD,
•

partially offset by a $16.1 million increase in other purchased power and transmission, primarily due to a net increase in the price of purchased power from AE Supply for Pennsylvania customers as a result of a 5% rate increase resulting from a West Penn settlement with the Pennsylvania PUC, partially offset by scheduled contractual price decreases.

Purchased power and transmission from PURPA generation decreased $6.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to decreased power purchased from the AES Warrior Run PURPA generation facility due to a scheduled outage at that facility.

Deferred Energy Costs, Net:  Deferred energy costs, net were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Deferred energy costs, net	$5.0	$1.2

Deferred energy costs, net, are primarily related to the recovery of net costs associated with purchases from the AES Warrior Run PURPA generation facility and the deferral of market-based generation costs.

PURPA:

To satisfy certain of its obligations under PURPA, Allegheny, through its subsidiary, Potomac Edison, entered into a long-term contract to purchase capacity and energy from the AES Warrior Run PURPA generation facility through the beginning of 2030. Potomac Edison is authorized by the Maryland Public Service Commission (the “Maryland PSC”) to recover all contract costs from the AES Warrior Run PURPA generation facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, by means of a retail revenue surcharge (the “AES Warrior Run Surcharge”). Any under-recovery or over-recovery of net costs is being deferred on Potomac Edison’s Consolidated Balance Sheets as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge. Because the AES Warrior Run Surcharge represents a dollar-for-dollar recovery of net contract costs, AES Warrior Run Surcharge revenues or revenues from sales of AES Warrior Run output do not impact Potomac Edison’s net income.

Market-based Generation Costs:

Potomac Edison is authorized by the Maryland PSC to recover the generation component of power sold to certain commercial and industrial customers who did not choose a third-party alternative power provider. An asset or liability is recorded on Potomac Edison’s balance sheet relative to any under-recovery or over-recovery for the generation component of costs charged to Maryland commercial and industrial customers. Deferred energy costs relate to the recovery from or payment to customers related to these generation costs.

Deferred energy costs, net increased $3.8 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005, primarily as a result of a $1.4 million increase in costs related to PURPA and a $2.1 million increase in costs related to market-based generation. Both of these increases were due to customer revenues exceeding generating costs.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Operations and maintenance	$86.8	$84.5

Operations and maintenance expenses increased $2.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	a $1.0 million increase in contract work expenses, primarily due to an increase in planned pole maintenance inspections,
•	a $2.3 million increase in outside service expense, primarily due to costs associated with the implementation of Allegheny’s information technology initiatives and
•	a $1.9 million increase in uncollectible expenses due to the absence of certain credits used in the prior year as a result of a change in Pennsylvania’s low income payment plans,
•

partially offset by a $2.9 million decrease in cost of goods sold due to reductions in equipment procurement and subcontracting costs associated a construction project that is in the final stages of completion.

Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes West Virginia business and occupation tax, gross receipts taxes, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Taxes other than income taxes	$33.3	$34.6

Taxes other than income taxes decreased $1.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of decreased West Virginia business and occupation tax due to a decrease in certain contingency reserves.

Interest Expense and Preferred Dividends:  Interest expense and preferred dividends were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Interest expense and preferred dividends	$19.9	$29.7

Interest expense and preferred dividends decreased $9.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to interest expense savings of $9.0 million on long-term debt resulting from lower interest rates due to debt refinancing and lower average debt outstanding.

For additional information regarding Allegheny’s short-term and long-term debt, see Note 3, “Debt,” to the Consolidated Financial Statements.

Discontinued Operations:  Income from discontinued operations was $10.8 million for the three months ended March 31, 2005. This amount was related to the Monongahela’s West Virginia natural gas operations, which were sold on September 30, 2005.

See Note 4, “Discontinued Operations and Assets Held For Sale,” to the Consolidated Financial Statements for additional information.

Generation and Marketing

The following table provides electricity sales information related to the Generation and Marketing segment, excluding kWhs associated with pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended March 31,
	2006	2005	Change
Generation (million kWhs)	13,017	12,297	5.9%

Operating Revenues

	Three Months Ended March 31,
(In millions)	2006	2005
Revenue from affiliates	$362.3	$400.1
Wholesale and other revenue, net (a)	144.8	16.8

Total Generation and Marketing revenues	$507.1	$416.9

(a)

Amounts are net of energy trading gains and losses as described in Note 5, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements. Energy trading gains (losses) are presented in the wholesale and other revenues table below.

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

To facilitate the economic dispatch of its generation, Monongahela sells the power that it generates from its West Virginia jurisdictional assets to AE Supply, at PJM market prices, and purchases from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load.

The average rate at which the Generation and Marketing segment sold power to the Distribution Companies was $34.37 and $32.86 per MWh for the three months ended March 31, 2006 and 2005, respectively.

Revenue from affiliates decreased $37.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•

a $24.9 million decrease in revenue related to decreased sales volumes from certain of Potomac Edison’s customers in Maryland that were previously provided power by the Generation and Marketing segment and are now served by nonaffiliated suppliers,

•	an $18.0 million decrease in revenue related to decreased sales volumes due to the expiration of a contract with one large industrial customer in Maryland in December 2005,
•

a $3.8 million decrease in revenue related to decreased sales volumes as a result of Monongahela no longer serving customers in its former Ohio service territory, which was sold on December 31, 2005, and the concurrent expiration of a power supply contract between Monongahela and AE Supply, and

•	decreased sales volumes as a result of a 10.7% decrease in HDD, which caused a decrease in electricity demand,
•

partially offset by a $19.0 million increase in affiliated revenues related to higher generation rates charged to Pennsylvania customers as a result of a West Penn settlement with the Pennsylvania PUC.

Wholesale and other revenues, net:  The table below describes the significant components of wholesale revenues for the Generation and Marketing segment.

	Three Months Ended March 31,
(In millions)	2006	2005
PJM Revenue:
Generation sold to PJM	$581.9	$528.2
Power purchased from PJM	(461.3)	(520.4)

Net	120.6	7.8

Cash flow hedges and trading activities:
Realized gains (losses)	3.6	(2.6)
Unrealized gains	13.0	4.1

Net	16.6	1.5

Other revenues	7.6	7.5

Total wholesale and other revenues	$144.8	$16.8

Wholesale and other revenues increased $128.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	an increase in net PJM revenues of $112.8 million and
•

a $15.1 million increase in net gains on cash flow hedges and trading revenues, primarily related to cash flow hedges entered into in 2005 to lock in forecasted excess generation related to the first quarter of 2006 at above market prices.

The increase in net PJM revenues is due to higher generation revenues relative to the cost to serve the PLR load. The increase in generation sold to PJM is due primarily to a 5.9% increase in total MWhs generated. This increase in total MWhs generated was due to increased average market prices, which enabled some of Allegheny’s smaller coal facilities to be dispatched and increased availability of Allegheny’s coal-fired plants. An increase in the weighted average “round-the-clock” price for power in Allegheny’s region of PJM, the APS Zone of the PJM market, from $44.80 per MWh for the three months ended March 31, 2005 to $50.30 per MWh for the three months ended March 31, 2006, and the expiration of certain PLR contracts also contributed to the increase in generation sold to PJM. In addition, power purchased from PJM decreased because Monongahela is no longer serving customers in its former Ohio service territory, which was sold on December 31, 2005. Power purchased from PJM also decreased as a result of the expiration in December 2005 of a contract between Potomac Edison and one large industrial customer in Maryland that is no longer required to be served by AE Supply, as well as power sales to Potomac Edison that are now being made by non-affiliated suppliers.

Fair Value of Contracts:  Allegheny is currently qualifying certain of its new contracts under the “normal purchase and normal sale” scope exception under SFAS No. 133. As a result, Allegheny accounts for these contracts on the accrual method, rather than marking these contracts to market value. Allegheny uses derivative accounting for energy contracts that do not qualify under the scope exception. These energy contracts are recorded at fair value, which represents the net unrealized gain and loss on open positions, in the Consolidated Balance Sheets, after applying the appropriate counterparty netting agreements. The realized and unrealized revenues from energy trading activities are recorded on a net basis in “Operating revenues” in the Consolidated Statements of Operations. The fair value of the remaining trading portfolio consists primarily of interest rate swap agreements and commodity cash flow hedges as of March 31, 2006. The commodity cash flow hedges are reflected in other comprehensive income.

At March 31, 2006, the fair values of derivative contract assets and liabilities were $5.2 million and $67.5 million, respectively. At December 31, 2005, the fair values of derivative contract assets and liabilities were $9.3 million and $115.9 million, respectively.

The following table disaggregates the net fair values of derivative contract assets and liabilities for the Generation and Marketing segment, based on the underlying market price source and the contract settlement periods. The table excludes non-derivatives such as AE Supply’s generation assets, PLR requirements and SFAS No. 133 scope exceptions under the normal purchase and normal sale election:

	Fair value of contracts at March 31, 2006
	Settlement by:					Settlement In Excess of Five Years	Total
Classification of contracts by source of fair value (In millions)	2006	2007	2008	2009	2010
Prices actively quoted	$(41.6)	$(5.7)	$(5.5)	$(5.2)	$(5.0)	$(1.6)	$(64.6)
Prices provided by other external sources	2.0	--	--	--	--	--	2.0
Prices based on models	0.3	--	--	--	--	--	0.3

Total	$(39.3)	$(5.7)	$(5.5)	$(5.2)	$(5.0)	$(1.6)	$(62.3)

The fair value of AE Supply’s contracts that are scheduled to settle by December 31, 2006 was a net liability of $39.3 million, primarily related to interest rate swaps and commodity cash flow hedges.

See Note 5, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for additional information.

Changes in Fair Value:  Net unrealized gains of $13.0 million for the three months ended March 31, 2006 were recorded on the Consolidated Statements of Operations in “Operating revenues” to reflect the change in fair value of the derivative contracts. The following table provides a summary of changes in the net fair value of AE Supply’s derivative contracts:

Three Months Ended March 31,

(In millions)	2006
Net fair value of contract liabilities at January 1,	$(106.6)
Changes in fair value of cash flow hedges	29.0
Unrealized gains on contracts, net	13.0
Net options paid	2.3

Net fair value of contract liabilities at March 31	$(62.3)

As shown in the table above, the net fair value of Allegheny’s derivative contracts increased by $44.3 million during the three months ended March 31, 2006. The increase in the fair values was primarily due to changes in the fair values of commodity contracts and settlements on interest rate and cash flow commodity contracts.

There has been, and may continue to be, significant volatility in the market prices for electricity at the wholesale level, which will affect Allegheny’s operating results and cash flows. Similarly, volatility in interest rates will affect Allegheny’s operating results and cash flows.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Fuel consumed in electric generation	$213.2	$173.9

Total fuel consumed in electric generation increased by $39.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a $37.1 million increase in coal expense. The increase in coal expense was due to an increase in the price of coal of $4.35 per ton, from $33.31 per ton to $37.66 per ton, and a 0.5 million ton increase in the amount of coal burned. The increase in the amount of coal burned was primarily due to a 5.9% increase in total MWhs generated as a result of increased availability at Allegheny’s coal-fired plants.

Purchased Power and Transmission: Purchased power and transmission expenses were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Purchased power and transmission expenses	$15.7	$19.8

Purchased power and transmission expenses decreased $4.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to decreased normal purchase and normal sale expense.

Gain on Sale of OVEC Power Agreement and Shares: On December 31, 2004, AE sold a 9% equity interest in the OVEC to Buckeye Power Generating, LLC. Gain on sale of OVEC power agreement and shares of $5.0 million for the three months ended March 31, 2006 represents the release of proceeds due to the fulfillment of certain post-closing commitments.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Operations and maintenance	$77.0	$80.3

Operations and maintenance expenses decreased $3.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of the depreciation changes implemented after Allegheny’s review of estimated remaining service lives and depreciation practices and the reversal of a guarantee liability associated with the Hunlock Creek Energy Ventures (“HCEV”) partnership. These decreases were partially offset by increased salaries and wages expense and increased outside services expense due to costs associated with the outsourcing of Allegheny's information technology function.

See Note 2, “Review of Estimated Remaining Service Lives and Depreciation Practices,” to the Consolidated Financial Statements for additional information related to the review of depreciation practices. See Note 14, “Guarantees and Letters of Credit,” to the Consolidated Financial Statements and Note 16, “HCEV Partnership Interest,” to the Consolidated Financial Statements for additional information related to the put option associated with the HCEV partnership interest transaction.”

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Depreciation and amortization	$30.1	$38.3

Depreciation and amortization expense decreased $8.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to the extension of depreciable lives of Allegheny’s unregulated coal-fired generation facilities, partially offset by increased depreciation resulting from net property plant and equipment additions. The extension of the depreciable lives of Allegheny’s unregulated coal-fired generation facilities is discussed further at Note 2, “Review of Estimated Remaining Service Lives and Depreciation Practices,” to the Consolidated Financial Statements.

Other Income and Expenses, Net:  Other income and expenses, net, represent non-operating income and expenses before income taxes. Other income and expenses, net were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Other income and expenses, net	$3.8	$1.7

Other income and expenses, net, increased $2.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of increased interest income on investments due to higher interest rates.

Interest Expense and Preferred Dividends:  Interest expense and preferred dividends were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Interest expense and preferred dividends	$48.2	$97.4

Interest expense and preferred dividends decreased $49.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	$38.5 million in interest expense recorded during the three months ended March 31, 2005 related to a court decision in the litigation involving Merrill Lynch and

•	interest expense savings of $7.9 million on long-term debt resulting from lower interest rates due to debt refinancing and lower average debt outstanding.

For additional information regarding Allegheny’s long-term debt, see Note 3, “Debt” to the Consolidated Financial Statements. For additional information regarding the litigation involving Merrill Lynch, see Note 18, “Commitments and Contingencies” to the Consolidated Financial Statements.

Minority Interest

Minority interest, which primarily represents Merrill Lynch’s equity interest in AE Supply, was $1.2 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

Discontinued Operations:  Losses from discontinued operations were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Loss from discontinued operations	$(0.8)	$(2.7)

The $1.9 million decrease in losses from discontinued operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to operating losses during the three months ended March 31, 2005 at AE Supply’s Wheatland generation facility, which was sold during August 2005.

See Note 4, “Discontinued Operations and Assets Held for Sale,” to the Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES—CONSOLIDATED RESULTS OF OPERATIONS

Income (Loss) Summary

(In millions) Three months ended March 31, 2006	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$174.1	$101.1	$(78.0)	$197.2
Fuel consumed in electric generation	--	44.1	--	44.1
Purchased power and transmission	98.7	20.4	(78.0)	41.1
Operations and maintenance	24.3	17.2	--	41.5
Depreciation and amortization	7.6	8.8	--	16.4
Taxes other than income taxes	6.3	5.9	--	12.2

Operating income	37.2	4.7	--	41.9
Other income and expenses, net	1.5	2.2	--	3.7
Interest expense	6.2	4.6	--	10.8

Income before income taxes	32.5	2.3	--	34.8
Income tax expense	12.7	0.4	--	13.1

Net income	$19.8	$1.9	$--	$21.7

(In millions) Three months ended March 31, 2005	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$177.3	$91.0	$(81.7)	$186.6
Fuel consumed in electric generation	--	35.0	--	35.0
Purchased power and transmission	114.5	25.9	(81.7)	58.7
Operations and maintenance	27.0	16.9	--	43.9
Depreciation and amortization	8.1	8.7	--	16.8
Taxes other than income taxes	6.8	5.9	--	12.7

Operating income (loss)	20.9	(1.4)	--	19.5
Other income and expenses, net	0.2	2.0	--	2.2
Interest expense	6.2	4.5	--	10.7

Income (loss) from continuing operations before income taxes	14.9	(3.9)	--	11.0
Income tax expense (benefit) from continuing operations	3.3	(3.6)	--	(0.3)

Income (loss) from continuing operations	11.6	(0.3)	--	11.3
Income from discontinued operations, net of tax	10.9	--	--	10.9

Net income (loss)	$22.5	$(0.3)	$--	$22.2

MONONGAHELA POWER COMPANY—CONSOLIDATED RESULTS

This section is an overview of Monongahela’s consolidated results of operations, which are discussed in greater detail for each segment in “Monongahela Power Company—Discussion of Segment Results of Operations” below.

Operating Revenues

Operating revenues increased $10.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	increased revenues as a result of increased plant availability and market prices and
•	increased revenues related to providing power to Columbus Southern under a fixed price power supply agreement at a higher rate per kWh, net of lost T&D revenues,
•	partially offset by decreased retail revenue resulting from a 10.5% decrease in HDD.

Operating Income

Operating income increased $22.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to:

•	an $11.8 million decrease in operating expenses and
•	a $10.6 million increase in total operating revenues, as discussed above.

The decrease in total operating expenses was primarily due to a $17.6 million decrease in purchased power and transmission expenses, primarily as a result of reduced rates on purchased power related to a fixed price power supply agreement to provide power to Columbus Southern to serve Monongahela’s former Ohio service territory and a $2.4 million decrease in operation and maintenance expense as a result of reduced salaries and wages and insurance expenses. This decrease was partially offset by a $9.1 million increase in fuel consumed in electric generation due to an increase in coal expense.

Income Tax Expense

The effective tax rates for Monongahela’s continuing operations were 37.6% and (2.7)% for the three months ended March 31, 2006 and 2005, respectively.

The effective tax rate for the three months ended March 31, 2006 was higher than the federal statutory tax rate, primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2005 was lower than the federal statutory tax rate, primarily due to the allocation of consolidated tax savings and the amortization of deferred investment tax credits.

Income from Continuing Operations

Income from continuing operations increased $10.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•	a $22.4 million increase in operating income, as discussed above,
•	partially offset by a $13.4 million increase in income tax expense.

Discontinued Operations

Monongahela recorded income from discontinued operations of $10.9 million for the three months ended March 31, 2005, relating to Monongahela’s West Virginia natural gas operations, which were sold on September 30, 2005.

See Note 3, “Discontinued Operations,” to Monongahela’s Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

Delivery and Services

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended March 31,
	2006	2005	Change

Retail electricity sales (million kWhs)	2,653	3,151	(15.8)%

HDD (a)	2,147	2,399	(10.5)%

(a)	Normal (historical) HDDs are 2,765, calculated on a weighted-average basis across the geographic areas served by Monongahela.

Operating Revenues

	Three Months Ended March 31,
(In millions)	2006	2005
Retail electric:
Generation	$90.6	$105.6
Transmission	8.6	10.3
Distribution	49.5	54.1

Total retail electric	148.7	170.0

Transmission services and bulk power	22.8	5.7
Other affiliated and non-affiliated energy services	2.6	1.6

Total Delivery and Services revenues	$174.1	$177.3

Retail electric revenues decreased $21.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a $15.0 million decrease in generation revenues and a $6.3 million decrease in transmission and distribution revenues. These decreases were primarily a result of a reduction in customers and decreased usage due to the sale of Monongahela’s Ohio service territory, as well as a 10.5% decrease in HDD.

Transmission services and bulk power increased $17.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to bulk power sales related to a fixed price power supply agreement to provide power to Columbus Southern to serve Monongahela’s former Ohio service territory.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases from other companies and purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended March 31,
(In millions)	2006	2005
Other purchased power and transmission	$83.9	$99.9
From PURPA generation (a)	14.8	14.6

Total purchased power and transmission	$98.7	$114.5

(a) PURPA cost (cents per kWh)	4.3	4.4

Other purchased power and transmission primarily consists of Monongahela’s Delivery and Services segment’s purchases of energy from Monongahela’s Generation and Marketing segment to service its load requirements.

Other purchased power and transmission decreased $16.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to reduced rates on purchased power in relation to costs to provide power to Columbus Southern to serve Monongahela’s former Ohio service territory and reduced demand as a result of a 10.5% decrease in HDD.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Operations and maintenance	$24.3	$27.0

Operations and maintenance expenses decreased $2.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to decreased salaries and wages and insurance expense.

Other Income and Expenses, Net:  Other income and expenses, net, represent non-operating income and expenses before income taxes. Other income and expenses, net were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Other income and expenses, net	$1.5	$0.2

Other income and expenses, net increased $1.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of increased interest income on investments due to higher interest rates.

Generation and Marketing

The following table provides electricity sales information related to the Generation and Marketing segment:

	Three Months Ended March 31,
	2006	2005	Change
Generation (million kWhs)	2,816	2,603	8.2%

Operating Revenues

	Three Months Ended March 31,
(In millions)	2006	2005
Revenue from affiliates	$77.2	$84.8
Wholesale and other, net	23.9	6.2

Total Generation and Marketing operating revenues	$101.1	$91.0

Revenues from affiliates represent sales to Monongahela’s Delivery and Services segment to meet its customer obligations and affiliated sales to AE Supply, as discussed below.

Monongahela’s Generation and Marketing segment purchases energy from, and sells capacity to, AE Supply at PJM market prices. Under its affiliated power sales agreement with AE Supply, Monongahela records energy purchases and capacity sales transactions with AE Supply as affiliated revenue or purchased power and transmission expense depending on hourly energy requirements.

Total Generation and Marketing operating revenues increased $10.1 million as a result of increased plant availability and market prices.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents the cost of coal, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Fuel consumed in electric generation	$44.1	$35.0

Total fuel consumed in electric generation increased by $9.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to an $8.7 million increase in coal expense. The increase in coal expense was due to an increase in the price of coal of $4.28 per ton, from $33.87 per ton to $38.15 per ton, and a 0.1 million ton increase in the amount of coal burned. The increase in the amount of coal burned was primarily due to an 8.2% increase in total MWhs generated as a result of increased availability at Monongahela’s coal-fired plants.

Purchased Power and Transmission: Purchased power and transmission represents power purchases from other companies. Purchased power and transmission was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Purchased power and transmission	$20.4	$25.9

Purchased power and transmission decreased $5.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a decrease in affiliated purchases to service load requirements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES—CONSOLIDATED RESULTS OF OPERATIONS

Income Summary

	Three Months Ended March 31,
(In millions)	2006	2005
Operating revenues	$222.0	$257.6
Operating income	$29.0	$33.1
Income before income taxes	$23.9	$27.2
Net income	$13.6	$20.1

 The following table provides electricity sales information related to Potomac Edison:

	Three Months Ended March 31,
	2006	2005	Change
Electricity sales (million kWhs)	3,392	4,194	(19.1)%

HDD (a)	2,333	2,645	(11.8)%

(a)	Normal (historical) HDDs are 2,739, calculated on a weighted-average basis across the demographic areas served by Potomac Edison.

Operating Revenues

	Three Months Ended March 31,
(In millions)	2006	2005
Retail electric:
Generation	$133.4	$158.8
Transmission	11.9	14.0
Distribution	60.7	61.7

Total retail electric	206.0	234.5

Transmission services and bulk power	14.4	21.2
Other affiliated and nonaffiliated energy services	1.6	1.9

Total operating revenues	$222.0	$257.6

Retail electric revenues decreased $28.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a $25.4 million decrease in generation revenues related to the expiration of a contract with one large industrial customer in Maryland in December 2005 and an 11.8% decrease in HDD, partially offset by an overall increase in price.

Transmission services and bulk power revenues decreased $6.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to decreased MWh sales related to the AES Warrior Run PURPA generation facility. The decrease in MWh sales was due to a scheduled outage at that facility.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases primarily from AE Supply and purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following:

	Three Months Ended March 31,
(In millions)	2006	2005
Other purchased power and transmission	$122.7	$152.2
From PURPA generation (a)	18.5	25.6

Total purchased power and transmission	$141.2	$177.8

(a) PURPA cost (cents per KWh)	6.8	6.6

Purchased power and transmission expense decreased $36.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to:

•

a $29.5 million decrease in other purchased power and transmission, primarily as a result of the expiration of a contract with one large industrial customer in Maryland in December 2005 and an 11.8% decrease in HDD, partially offset by customer growth and

•

a $7.1 million decrease in purchased power from PURPA generation, primarily due to decreased power purchased from the AES Warrior Run PURPA generation facility as a result of a scheduled outage at that facility.

Deferred Energy Costs, Net: Deferred energy costs, net, were primarily related to the recovery of net costs associated with purchases from the AES Warrior Run PURPA generation facility and the deferral of certain commercial and industrial market-based generation costs. Deferred energy costs, net were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Deferred energy costs, net	$5.0	$1.2

PURPA:

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

Market-based generation costs:

Potomac Edison is authorized by the Maryland PSC to recover the generation component of power sold to certain commercial and industrial customers who did not choose a third-party alternate power provider. An asset or liability is recorded on Potomac Edison’s balance sheet relative to any under-recovery or over-recovery for the generation component of costs charged to Maryland commercial and industrial customers. Deferred energy costs relate to the recovery from or payment to customers related to these generation costs.

Deferred energy costs, net increased $3.8 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005, primarily as a result of a $1.4 million increase in costs related to PURPA and a $2.1 million increase in costs related to market-based generation. Both of these increases were due to customer revenues exceeding generating costs.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Operations and maintenance	$28.3	$25.5

Operations and maintenance expenses increased $2.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a $1.7 million increase in outside services expense due to costs associated with the outsourcing of Allegheny’s information technology function and a $0.5 million increase in contract work expense due to an increase in planned pole maintenance inspections.

Taxes Other Than Income Taxes:  Taxes other than income taxes primarily includes West Virginia business and occupation tax, gross receipts taxes, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Taxes other than income taxes	$7.3	$9.3

Taxes other than income taxes decreased $2.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of decreased West Virginia business and occupation tax due to a decrease in certain contingency reserves.

Income Tax Expense

The effective income tax rates for the three months ended March 31, 2006 and 2005 were 43.1% and 26.2%, respectively.

The effective tax rate for the three months ended March 31, 2006 was higher than the federal statutory tax rate, primarily due to state income taxes and the reversal of the tax effect of temporary differences for depreciation for which deferred taxes were not provided in the ratemaking process.

The effective tax rate for the three months ended March 31, 2005 was lower than the federal statutory tax rate, primarily due to the allocation of corporate tax savings, partially offset by state income taxes and deferred property tax reversals, primarily related to depreciation.

ALLEGHENY GENERATING COMPANY—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended March 31,
(In millions)	2006	2005
Operating revenues	$17.3	$16.9
Operating income	$10.7	$10.7
Income before income taxes	$9.0	$8.8
Net income	$6.1	$7.4

Operating Revenues and Expenses

AGC’s only operating asset is an undivided 40% interest in the Bath County, Virginia pumped-storage hydroelectric station and its connecting transmission facilities.

Pursuant to an agreement, AE Supply and Monongahela purchase all of AGC’s capacity at prices based on a “cost-of-service formula” wholesale rate schedule (the “revenue requirements”) approved by the Federal Energy Regulatory Commission (“FERC”). AE Supply and Monongahela purchase power capacity from AGC on a proportional basis, based on their respective equity ownership of AGC. Under this arrangement, AGC recovers in revenues all of its operations and maintenance expense, depreciation, taxes other than income taxes, income tax expense at the statutory rate and a component for debt and equity return on its investment.

Income Tax Expense

The effective tax rates were 31.7% and 16.8% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rates for the three months ended March 31, 2006 and March 31, 2005 were lower than the federal statutory tax rate, primarily due to the allocation of consolidated tax savings and the amortization of deferred investment tax credits.

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

Allegheny’s consolidated capital structure, including short-term debt and liabilities associated with assets held for sale and excluding minority interest, as of March 31, 2006, December 31, 2005 and March 31, 2005, was as follows:

	March 31, 2006		December 31, 2005		March 31, 2005
(In millions)	Amount	%	Amount	%	Amount	%
Debt	$4,051.6	68.5	$4,101.7	70.5	$4,745.2	76.4
Common equity	1,839.2	31.1	1,695.3	29.1	1,392.1	22.4
Preferred equity	24.0	0.4	24.0	0.4	74.0	1.2

Total	$5,914.8	100.0	$5,821.0	100.0	$6,211.3	100.0

Allegheny made various debt payments during the three months ended March 31, 2006. See Note 3, “Debt” to the Consolidated Financial Statements for additional information.

At March 31, 2006, $263.5 million was available under AE’s revolving credit facility. In addition, subject to certain limitations, AE Supply may borrow, or request letters of credit for, up to $50 million directly under the revolving credit facility. AE is permitted to request letters of credit under its revolving credit facility in an amount not in excess of $125 million on behalf of AE Supply and its subsidiaries.

On May 2, 2006, AE Supply entered into a new $967 million senior credit facility (the “AE Supply Credit Facility”) comprised of a $767 million term loan (the “New AE Supply Term Loan”) and a $200 million revolving credit facility (the “AE Supply Revolving Facility”). The AE Supply Credit Facility matures in 2011 and has an initial interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.875%, with decreases in the rate possible if AE Supply’s ratings improve from current levels. Proceeds from the AE Supply Credit Facility were used to refinance $967 million outstanding under the prior AE Supply Term Loan. The AE Supply Revolving Facility can also be used, if availability exists, to issue letters of credit.

Off-Balance Sheet Arrangements

None of the registrants has any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, revenues, expenses, results of operation, liquidity, capital expenditures or capital resources.

Long-Term Debt

See Note 3, “Debt,” to the Consolidated Financial Statements for additional information and details regarding Allegheny’s debt. See also Item 8, Note 2, “Capitalization,” in the 2005 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancing and other debt issuances and redemptions.

The registrants have various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Item 7, “Financial Condition, Requirements and Resources,” in the 2005 Annual Report on Form 10-K for additional information.

Financing

Debt: See Note 3, “Debt,” to the Consolidated Financial Statements for a discussion of redemptions of debt by the registrants during the three months ended March 31, 2006.

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

At March 31, 2006, no registrant had access to any short-term revolving credit facilities or lines of credit with third-party financial institutions beyond those described above. AE had $263.5 million of revolving credit available under its $400 million Revolving Credit Facility. There were $136.5 million of outstanding letters of credit issued under the Revolving Credit Facility at March 31, 2006. AE Supply also had a $2.1 million letter of credit outstanding that is collateralized by cash and was not issued under the Revolving Credit Facility that expires in February 2007.

Asset Sales

See Note 4, “Discontinued Operations and Assets Held for Sale,” to the Consolidated Financial Statements for information relating to asset sales.

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

Cash flows provided by operating activities for the three months ended March 31, 2006 were $110.2 million, consisting of net income of $113.4 million, and discontinued operations and non-cash charges of $92.2 million, partially offset by pension and other postretirement employee benefit plans contributions of $62.5 million, changes in certain assets and liabilities of $31.6 million and net cash used in operating activities of discontinued operations of $1.3 million. Cash flows provided by operating activities for the three months ended March 31, 2005 were $98.2 million, consisting of discontinued operations and non-cash charges of $107.1 million, net cash provided by operating activities of discontinued operations of $57.1 million and net income of $42.6 million, partially offset by changes in certain assets and liabilities of $82.6 million and pension and other postretirement employee benefit plans contributions of $26.0 million.

The changes in certain assets and liabilities for the three months ended March 31, 2006 resulted in a decrease in operating cash flows of $31.6 million. Operating cash flows were used primarily for a $106.7 million decrease in accounts payable and a $32.7 million increase in prepaid taxes, each primarily due to timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily as a result of a $55.4 million decrease in collateral deposits, primarily due to reduced collateral requirements with various counterparties to Allegheny’s power contracts, a $26.6 million increase in accrued taxes, primarily due to timing differences associated with the payment of certain tax obligations, an $18.0 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, and a $15.3 million increase in accrued interest, primarily due to timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in a decrease in operating cash flows of $82.6 million. Operating cash flows were used primarily for a $34.3 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $29.7 million increase in prepaid taxes, primarily due to timing differences associated with the prepayment of certain obligations, a $27.6 million increase in collateral deposits, primarily due to increased collateral requirements with various counterparties to Allegheny’s power contracts, a $21.4 million decrease in accounts payable, primarily due to timing differences associated with the payment of certain obligations, and a $19.4 million decrease in accrued taxes, primarily due to timing differences associated with the payment of certain tax obligations. These amounts were partially offset by cash flows provided by operating activities primarily as a result of a $61.4 million increase in accrued interest, primarily due to $38.5 million of interest expense accrued for the Merrill Lynch litigation summary judgment.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2006 were $105.1 million. Cash flows provided by investing activities for the three months ended March 31, 2005 were $155.8 million.

Significant cash flows used in investing activities for the three months ended March 31, 2006 included $94.8 million in capital expenditures and $13.9 million for the purchase of the minority interest in Hunlock Creek Energy Ventures. These amounts were partially offset by a $5.3 million decrease in restricted funds, primarily due to the dissolution of Hunlock Creek Energy Ventures.

Significant cash flows provided by investing activities for the three months ended March 31, 2005 included a $208.9 million decrease in restricted funds, primarily due to the release of the proceeds related to the 2004 sales of Allegheny’s interest in the Ohio Valley Electric Corporation (“OVEC”) and the Lincoln Generating Facility. This amount was partially offset by $53.0 million in capital expenditures.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2006 and 2005 were $43.9 million and $266.8 million, respectively.

Significant cash flows used in financing activities for the three months ended March 31, 2006 included $51.8 million in payments for the retirement of long-term debt. This amount was partially offset by $8.5 million in cash proceeds received from employees for the exercise of stock options.

Significant cash flows used in financing activities for the three months ended March 31, 2005 included $267.2 million in payments for the retirement of long-term debt, primarily due to repayments of the AE Supply Loan with the proceeds received from the sales of Allegheny’s interest in OVEC and the Lincoln Generating Facility.

Monongahela

Monongahela’s cash flows from operating activities primarily result from the sale, transmission and distribution of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather and future regulatory proceedings have on revenues, future demand and market prices for energy.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common and preferred dividends, was $23.5 million for the three months ended March 31, 2006 compared with $130.8 million for the same period in 2005.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the three months ended March 31, 2006 were $33.8 million, consisting of non-cash charges of $21.9 million and net income of $21.7 million, partially offset by changes in certain assets and liabilities of $9.8 million. Cash flows provided by operating activities for the three months ended March 31, 2005 were $132.1 million, consisting of net cash provided by operating activities of discontinued operations of $81.2 million, net income of $22.2 million, discontinued operations and non-cash charges of $17.3 million and changes in certain assets and liabilities of $11.4 million.

The changes in certain assets and liabilities for the three months ended March 31, 2006 resulted in a decrease in operating cash flows of $9.8 million. Operating cash flows were used primarily for a $16.6 million decrease in accounts payable to affiliates, net, a $15.3 million decrease in accounts payable and a $7.1 million decrease in accrued taxes, each primarily due to timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily as a result of a $16.3 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, an $8.1 million decrease in collateral deposits, primarily due to reduced collateral requirements with various counterparties to Monongahela’s power contracts, and a $5.4 million increase in accrued interest, primarily due to timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in an increase in operating cash flows of $11.4 million. Operating cash flows were provided primarily by a $57.4 million increase in accounts payable to affiliates, net, and a $5.9 million increase in accrued interest, each primarily due to timing differences associated with the payment of certain obligations. This amount was partially offset by cash flows used for operating activities primarily as a result of an $18.8 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $16.7 million decrease in accrued taxes, primarily due to timing differences associated with the payment of certain tax obligations, and a $16.3 million increase in collateral deposits, primarily due to increased collateral requirements with various counterparties to Monongahela’s power contracts.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2006 and 2005 were $18.7 million and $14.2 million, respectively, consisting primarily of capital expenditures.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2006 and 2005 were $55.8 million and $108.3 million, respectively.

Significant cash flows used in financing activities for both periods were for the issuance of a note receivable to an affiliate and for cash dividends paid on preferred and common stock. The three months ended March 31, 2005 amount also included a use of $68.3 million for debt activities of discontinued operations.

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

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common dividends, was $7.0 million for the three months ended March 31, 2006 compared with $4.1 million for the same period in 2005.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the three months ended March 31, 2006 were $28.1 million, consisting of non-cash charges of $15.6 million and net income of $13.6 million, partially offset by changes in certain assets and liabilities of $1.1 million. Cash flows provided by operating activities for the three months ended March 31, 2005 were $25.1 million, consisting of net income of $20.1 million and non-cash charges of $10.5 million, partially offset by changes in certain assets and liabilities of $5.5 million.

The changes in certain assets and liabilities for the three months ended March 31, 2006 resulted in a decrease in operating cash flows of $1.1 million. Operating cash flows were used primarily for a $12.6 million decrease in accounts payable to affiliates, net, and a $6.6 million decrease in accounts payable, each primarily due to timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily as a result of a $6.9 million change in taxes receivable/accrued, net, primarily due to timing differences associated with the payment of certain tax obligations, a $5.5 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $3.2 million decrease in prepaid taxes, primarily due to timing differences associated with the prepayment of certain obligations and a $1.6 million increase in accrued interest.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in a decrease in operating cash flows of $5.5 million. Operating cash flows were used primarily for a $15.5 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, and a $9.2 million decrease in collateral deposits held, primarily due to reduced collateral requirements under an affiliate power agreement. These amounts were partially offset by cash flows provided by operating activities primarily as a result of a $9.7 million change in taxes receivable/accrued, net, and a $6.4 million increase in accrued interest, each primarily due to timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2006 and 2005 were $21.6 million and $5.4 million, respectively.

Significant cash flows used in investing activities for both periods were for capital expenditures. The three months ended March 31, 2005 amount also included a source of $9.2 million resulting from a decrease in restricted funds due to reduced collateral requirements under an affiliate power agreement.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2006 and 2005 were $6.5 million and $14.6 million, respectively.

Significant cash flows used in financing activities for both periods were for cash dividends paid on common stock. The three months ended March 31, 2006 amount also included a source of $14.5 million for the issuance of a note payable to an affiliate. The three months ended March 31, 2005 amount also included a source of $6.4 million for a reduction in a note receivable from an affiliate.

AGC

AGC’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy and weather have on revenues, future demand and market prices for energy.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common dividends, was $2.9 million for the three months ended March 31, 2006 compared with $14.6 million for the same period in 2005.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the three months ended March 31, 2006 were $7.9 million, consisting of net income of $6.1 million and non-cash charges of $2.6 million, partially offset by changes in certain assets and liabilities of $0.8 million. Cash flows provided by operating activities for the three months ended March 31, 2005 were $14.6 million, consisting of net income of $7.4 million, changes in certain assets and liabilities of $4.7 million and non-cash charges of $2.5 million.

The changes in certain assets and liabilities for the three months ended March 31, 2006 resulted in a decrease in operating cash flows of $0.8 million. Operating cash flows were used primarily for a $3.5 million decrease in accounts payable to affiliates, net, a $2.7 million decrease in accounts payable and a $1.7 million decrease in accrued interest, each primarily due to timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily as a result of a $6.9 million change in taxes receivable/accrued, net, primarily due to timing differences associated with the payment of certain tax obligations.

The changes in certain assets and liabilities for the three months ended March 31, 2005 resulted in an increase in operating cash flows of $4.7 million. Operating cash flows were provided primarily by a $4.3 million change in taxes receivable/accrued, net, primarily due to timing differences associated with the payment of certain tax obligations.

Investing Activities: Cash flows used in investing activities for the three months ended March 31, 2006 and 2005 were $0.8 million and $2.8 million, respectively, consisting of capital expenditures.

Financing Activities: Cash flows used in financing activities for the three months ended March 31, 2006 were $5.0 million consisting of cash dividends paid on common stock. Cash flows used in financing activities for the three months ended March 31, 2005 were $10.0 million consisting of a payment on a note payable to parent.

Credit Ratings

The following table lists Allegheny’s credit ratings, as of May 8, 2006:

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

 OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 8, Note 1, Basis of Presentation, in the 2005 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2005 Annual Report on Form 10-K.

REGULATORY MATTERS

See, Item 1, “Regulatory Framework Affecting Allegheny” in the 2005 Annual Report on Form 10-K for a summary of regulatory matters.

Federal Legislation, Regulation and Rate Matters

FERC actions with respect to the transmission rate design within PJM may impact the Distribution Companies. Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals from the Distribution Companies and others. FERC concluded that neither the rate design proposals, nor the existing PJM rate design, had been shown to be just and reasonable. However, FERC ordered the continuation of the existing PJM rate design and the implementation of a transition charge for these regions through March 31, 2006, through filings made by transmission owners in both regions. FERC also authorized three transmission owners to submit filings that would enable them to assess additional transition charges against the Distribution Companies and other utilities in PJM. In February 2005, FERC accepted these transition charges, effective December 1, 2004, subject to an evidentiary hearing commencing on May 1, 2006 regarding the data and methodology used to determine the charges and proposed adjustments thereto.

These additional charges have resulted in net transmission charges to the Distribution Companies of approximately $8.6 million for the 16-month period ended March 31, 2006. The order following the evidentiary hearing on these transition charges may require the Distribution Companies to refund some portion of the amounts received from these transition charges or entitle the Distribution Companies to receive additional revenue from these charges. In addition, the Distribution Companies may be required to pay additional amounts as a result of increases in the transition charges previously billed to the Distribution Companies. The Distribution Companies have entered into a partial settlement with regard to the transition charges. FERC approval of the partial settlement is pending.

In a May 2005 order, FERC again determined that the existing PJM rate design may not be just and reasonable. On September 30, 2005, the Distribution Companies, together with another PJM transmission owner, filed a proposed rate design with FERC to replace the existing rate design within PJM, effective April 1, 2006. Two other PJM transmission owners also filed a separate proposed rate design. A hearing started on April 18, 2006, to determine whether the rate design is unjust and unreasonable and whether it should be replaced by either of the proposed rate designs. FERC is expected to issue an order on the proposed rate designs during the third or fourth quarter of 2006.

Substantially all of Allegheny’s generation assets and power supply obligations are located within the PJM market and PJM maintains functional control over the Distribution Companies’ transmission facilities. Changes in the PJM tariff, operating agreement, policies and/or market rules, including changes that are currently under consideration by FERC, could adversely affect Allegheny’s financial results. These matters include changes involving: the terms, conditions and pricing of transmission services; construction of transmission enhancements; auction of financial transmission rights and the allocation mechanism for the auction revenues; changes in transmission congestion patterns due to the implementation of PJM’s regional transmission expansion planning protocol or other required transmission system upgrades; new generation retirement rules and reliability pricing issues.

In August 2005, PJM filed at FERC to replace the current capacity market with a new Reliability Pricing Model (“RPM”) to address reliability concerns. On April 20, 2006, FERC issued an initial order that found PJM’s current capacity market to be unjust and unreasonable and set a process to resolve features of the RPM that must be analyzed further before it can determine whether the RPM is a just and reasonable capacity market. FERC is expected to issue a final order by the end of 2006.

On February 28, 2006, the Distribution Companies requested PJM to include in the PJM Regional Transmission Expansion Plan (“RTEP”) a proposal by the Distribution Companies to construct the Trans-Allegheny Interstate Line (“TrAIL”). TrAIL, as proposed, would consist of 330-mile 500 kV transmission line traversing the Distribution Companies’ PJM zone from west to east. TrAIL, which would be owned, operated and financed by one or more of Distribution Companies and/or an affiliate, is designed to increase the west-to-east energy transfer capability of the PJM Transmission System. PJM is expected to make a decision during 2006 regarding the inclusion of the TrAIL proposal, or a modified version thereof, in the RTEP.

Concurrently with the submission of the TrAIL proposal to PJM, Allegheny and the Distribution Companies submitted a petition for declaratory order to FERC requesting four incentive rate treatments associated with the TrAIL proposal. Several parties protested the petition on various grounds, including that FERC should not act on the petition until the PJM had completed the RTEP process. On April 7, 2006, Allegheny and the Distribution Companies filed a motion with FERC requesting deferral of action on the petition until that process has been completed.

On March 6, 2006, the Distribution Companies filed a request with the Department of Energy requesting an early designation for the route of TrAIL as a National Interest Electric Transmission Corridor pursuant to the Energy Policy Act.

State Legislation, Regulation and Rate Matters

West Virginia: In 1998, the West Virginia legislature passed legislation directing the Public Service Commission of West Virginia (the “West Virginia PSC”) to determine whether retail electric competition was in the best interests of West Virginia and its citizens. In response, the West Virginia PSC submitted a plan to introduce full retail competition on January 1, 2001. The West Virginia legislature approved, but never implemented, this plan. In March 2003, the West Virginia legislature passed a bill that clarified the jurisdiction of the West Virginia PSC over electric generation facilities. Based on these actions, Allegheny has concluded that retail competition and the deregulation of generation is no longer likely in West Virginia. In 2000, Potomac Edison received approval to transfer its West Virginia generation assets to AE Supply. The West Virginia PSC never acted on a similar petition by Monongahela, and Monongahela agreed to withdraw its petition.

On March 24, 2005, Monongahela and Potomac Edison filed an application with the West Virginia PSC for a Certificate of Public Convenience and Necessity to construct the Scrubbers at Fort Martin. On May 24, 2005, Monongahela and Potomac Edison filed an application with the West Virginia PSC requesting approval to issue $382 million in environmental control bonds to raise capital for the installation of the Scrubbers at Fort Martin and related costs. Monongahela and Potomac Edison have proposed to secure these environmental control bonds with the rights to collect an environmental control charge from customers over the term of the bonds. Allegheny entered into a settlement agreement with a group of interested parties, which was filed with the West Virginia PSC on January 11, 2006. Pursuant to the settlement agreement, the parties requested that the West Virginia PSC approve construction of the Scrubbers and the related securitization transaction, as well as the Asset Swap. Beginning on January 17, 2006, the West Virginia PSC held hearings on the applications filed by Monongahela and Potomac Edison related to the proposed Asset Swap and for a Certificate of Public Convenience and Necessity related to the proposed installation of the pollution control equipment at Fort Martin. On April 7, 2006 the West Virginia PSC approved the settlement agreement.

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

A summary of Allegheny’s market risks is included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2005 Annual Report on Form 10-K. Allegheny’s market risks have not changed materially from those reported in the 2005 Annual Report on Form 10-K.

As reported in the 2005 Annual Report on Form 10-K, Allegheny uses various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of March 31, 2006 and December 31, 2005, this calculation yielded a VaR of $0.7 million and $0.4 million, respectively. This increase is primarily the result of additional short-term hedge positions.

ITEM 4. CONTROLS AND PROCEDURES

See, Item 9a, “Controls and Procedures,” in the 2005 Annual Report on Form 10-K for additional information relating to Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting during the three months ended March 31, 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements for AE for information about legal proceedings. In addition, the registrants from time to time are involved in litigation and other legal disputes in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in the 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of AE, Monongahela and Potomac Edison during the first quarter of 2006.

At the annual meeting of AGC’s shareholders held on February 28, 2006, votes were taken for the election of directors. The total number of votes cast was 1,000, with all votes being cast for the election of John P. Campbell, Paul J. Evanson and Jeffrey D. Serkes.

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

ALLEGHENY ENERGY, INC.

Date: May 8, 2006	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Senior Vice President and Chief Financial Officer

MONONGAHELA POWER COMPANY

Date: May 8, 2006	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

THE POTOMAC EDISON COMPANY

Date: May 8, 2006	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

ALLEGHENY GENERATING COMPANY.

Date: May 8, 2006	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer