Form 10-Q
period 2007-09-30
ALLEGHENY ENERGY, INC
filed 2007-11-07
CIK 3673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
Commission File Number 1-267

ALLEGHENY ENERGY, INC.
(Name of Registrant)

Maryland (State of Incorporation)	13-5531602 (IRS Employer Identification Number)

800 Cabin Hill Drive, Greensburg, Pennsylvania (Address of Principal Executive Offices)	15601 (Zip Code)
(724) 837-3000
(Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2007, 166,237,057 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	73
Item 4. Controls and Procedures	73

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	74
Item 1A. Risk Factors	74
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3. Defaults Upon Senior Securities	76
Item 4. Submission of Matters to a Vote of Security Holders	76
Item 5. Other Information	76
Item 6. Exhibits	77
Signatures	78
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GLOSSARY
I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of AE
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, an unregulated generation subsidiary of AE Supply and Monongahela
Allegheny	AE, together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as “Allegheny Power”
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company, an indirect subsidiary of AE
West Penn	West Penn Power Company, a regulated subsidiary of AE

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Operating revenues	$846,592	$816,645	$2,520,699	$2,384,526

Operating expenses:
Fuel	245,503	231,025	709,057	641,479
Purchased power and transmission	93,923	101,972	293,597	298,301
Gain on sale of OVEC power agreement and shares	—	—	—	(6,124)
Deferred energy costs, net	3,651	(181)	(6,049)	5,225
Operations and maintenance	154,856	150,594	505,915	507,266
Depreciation and amortization	66,748	68,308	209,455	204,319
Taxes other than income taxes	53,497	53,762	158,254	159,630

Total operating expenses	618,178	605,480	1,870,229	1,810,096

Operating income	228,414	211,165	650,470	574,430

Other income and expenses, net	14,822	7,841	27,590	25,770

Interest expense and preferred dividends:
Interest expense	59,468	66,073	181,623	209,886
Preferred dividends of subsidiary	114	293	700	879

Total interest expense and preferred dividends	59,582	66,366	182,323	210,765

Income from continuing operations before income taxes and minority interest	183,654	152,640	495,737	389,435

Income tax expense	67,223	40,883	191,481	130,128

Minority interest in net income of subsidiaries	1,413	1,011	2,452	2,380

Income from continuing operations	115,018	110,746	301,804	256,927

Loss from discontinued operations, net of tax (Note 13)	—	(539)	—	(2,203)

Net income	$115,018	$110,207	$301,804	$254,724

Common share data:
Weighted average common shares outstanding:
Basic	166,101	164,813	165,799	163,813
Diluted	169,456	168,629	169,371	168,587

Basic income (loss) per common share:
Income from continuing operations	$0.69	$0.67	$1.81	$1.56
Loss from discontinued operations	—	—	—	(0.01)

Basic income per common share	$0.69	$0.67	$1.81	$1.55

Diluted income (loss) per common share:
Income from continuing operations	$0.67	$0.65	$1.78	$1.52
Loss from discontinued operations	—	—	—	(0.01)

Diluted income per common share	$0.67	$0.65	$1.78	$1.51

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$301,804	$254,724
Loss from discontinued operations, net of tax	—	2,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,455	204,319
Amortization of debt issuance costs	7,602	20,504
Amortization of power sale liability related to Ohio sale	(10,500)	(22,700)
Amortization of liability for adverse power purchase commitment	(12,965)	(12,866)
Amortization of Pennsylvania stranded cost recovery asset	14,641	11,457
Gain on disposal or retirement of assets	(15,439)	(1,205)
Minority interest in net income of subsidiaries	2,452	2,380
Deferred income taxes and investment tax credit, net	188,791	109,524
Deferred energy costs, net	(6,049)	5,225
Stock-based compensation expense	8,090	10,988
Unrealized gains on commodity contracts, net	(4,348)	(26,831)
Pension and other postretirement employee benefit plan expense	26,972	31,419
Pension and other postretirement employee benefit plan contributions	(46,521)	(75,255)
Deferred revenue — Fort Martin Scrubber project	11,321	—
Other, net	11,833	15,493
Changes in certain assets and liabilities:
Accounts receivable, net	(37,079)	50,770
Materials, supplies and fuel	(210)	2,446
Prepaid taxes	19,215	17,513
Collateral deposits	16,459	127,350
Prepaid assets	(7,277)	(2,439)
Other current assets	11,740	2,601
Accounts payable	33,673	(123,299)
Accrued taxes	(14,746)	(16,155)
Accrued interest	21,462	20,707
Other current liabilities	3,192	1,435
Other assets	(3,527)	3,574
Deferred income taxes	(12,288)	5,489
Regulatory liabilities	2,163	—
Other liabilities	(3,745)	(293)
Net cash used in operating activities of discontinued operations	—	(3,406)

Net cash provided by operating activities	716,171	615,672

Cash Flows From Investing Activities:
Capital expenditures	(590,305)	(310,590)
Proceeds from sale of assets	1,764	2,308
Purchase of minority interest in Hunlock Creek Energy Ventures	—	(13,900)
Increase in restricted funds	(388,541)	(140,247)
Other investments	(3,951)	(4,181)
Net cash provided by investing activities of discontinued operations	—	27,795

Net cash used in investing activities	(981,033)	(438,815)

Cash Flows From Financing Activities:
Issuance of long-term debt	450,577	1,433,115
Repayment of long-term debt	(91,974)	(1,644,261)
Redemption of preferred stock of subsidiary	(25,148)	—
Payments on capital lease obligations	(3)	(45)
Exercise of stock options	10,335	22,110
Cash dividends paid to minority shareholder in Hunlock Creek Energy Ventures	—	(400)

Net cash provided by (used in) financing activities	343,787	(189,481)

Net increase (decrease) in cash and cash equivalents	78,925	(12,624)
Cash and cash equivalents at beginning of period	114,138	262,212

Cash and cash equivalents at end of period	$193,063	$249,588

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$152,361	$170,879
See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$193,063	$114,138
Accounts receivable:
Customer	206,239	167,792
Unbilled utility revenue	80,766	117,977
Wholesale and other	86,116	63,894
Allowance for uncollectible accounts	(14,012)	(14,591)
Materials and supplies	101,467	96,117
Fuel	69,811	74,951
Deferred income taxes	133,718	127,531
Prepaid taxes	52,123	44,603
Collateral deposits	36,344	39,399
Commodity contracts	1,763	1,430
Restricted funds	33,193	12,923
Regulatory assets	61,301	39,128
Other	23,286	24,130

Total current assets	1,065,178	909,422

Property, Plant and Equipment, Net:
Generation	5,863,492	5,820,278
Transmission	1,062,585	1,056,759
Distribution	3,721,410	3,597,405
Other	439,515	412,894
Accumulated depreciation	(4,783,481)	(4,636,972)

Subtotal	6,303,521	6,250,364
Construction work in progress	636,393	262,529

Total property, plant and equipment, net	6,939,914	6,512,893

Investments and Other Assets:
Restricted funds — Fort Martin Scrubber project	378,491	—
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	28,221	28,259
Other	16,179	27,932

Total investments and other assets	790,178	423,478

Deferred Charges:
Regulatory assets	709,026	674,095
Commodity contracts	5,196	—
Other	34,850	32,558

Total deferred charges	749,072	706,653

Total Assets	$9,544,342	$8,552,446

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Long-term debt due within one year (Note 6)	$184,555	$201,189
Accounts payable	301,609	236,706
Accrued taxes	127,101	136,216
Commodity contracts	11,354	5,984
Accrued interest	121,316	99,854
Other	134,667	140,830

Total current liabilities	880,602	820,779

Long-term Debt (Note 6)	3,773,096	3,383,986

Deferred Credits and Other Liabilities:
Commodity contracts	12,829	17,982
Income taxes payable	61,639	—
Investment tax credit	70,250	72,938
Deferred income taxes	1,131,371	936,911
Obligations under capital leases	35,640	26,007
Regulatory liabilities	470,257	464,092
Adverse power purchase commitment	154,084	166,937
Other	521,245	547,706

Total deferred credits and other liabilities	2,457,315	2,232,573

Commitments and Contingencies (Note 19)

Minority Interest	12,573	10,713

Preferred Stock of Subsidiary	—	24,000

Common Stockholders’ Equity:
Common stock—$1.25 par value per share, 260 million shares authorized and 166,202,217 and 165,409,908 shares issued at September 30, 2007 and December 31, 2006, respectively	207,753	206,762
Other paid-in capital	1,907,525	1,907,879
Retained earnings	358,778	74,698
Treasury stock at cost—49,493 shares	(1,756)	(1,756)
Accumulated other comprehensive loss	(51,544)	(107,188)

Total common stockholders’ equity	2,420,756	2,080,395

Total Liabilities and Stockholders’ Equity	$9,544,342	$8,552,446

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2007
(unaudited)

						Accumulated
			Other			other	Total common
	Shares	Common	paid-in	Retained	Treasury	comprehensive	stockholders’	Comprehensive
(In thousands, except shares)	outstanding	stock	capital	earnings	stock	loss	equity	income
Balance at December 31, 2006	165,360,415	$206,762	$1,907,879	$74,698	$(1,756)	$(107,188)	$2,080,395
Net income	—	—	—	301,804	—	—	301,804	$301,804
Adoption of FIN 48	—	—	—	(17,722)	—	—	(17,722)
Pension and other postretirement employee benefit amortization, net of tax of $1,736	—	—	—	—	—	2,676	2,676	2,676
Unrealized losses on available-for-sale securities, net of tax of $3	—	—	—	—	—	(4)	(4)	(4)
Unrealized gains on cash flow hedges for the period, net of tax of $423	—	—	—	—	—	666	666	666
Stock-based compensation expense:
Stock units	—	—	1,971	—	—	—	1,971
Non-employee stock awards	14,462	18	804	—	—	—	822
Stock options	—	—	5,296	—	—	—	5,296
Exercise of stock options	445,315	557	9,778	—	—	—	10,335
Conversion of stock units	332,532	416	(8,749)	—	—	—	(8,333)
Effects of West Virginia Rate Order:
Establishment of regulatory asset related to pension obligation, net of tax of $35,663	—	—	—	—	—	52,306	52,306	52,306
Adjustment related to 2005 SO2 allowance sale, net of tax of $5,777	—	—	(8,306)	—	—	—	(8,306)
Premium on redemption of preferred stock of Monongahela	—	—	(1,148)	—	—	—	(1,148)
Other	—	—	—	(2)	—	—	(2)

Balance at September 30, 2007	166,152,724	$207,753	$1,907,525	$358,778	$(1,756)	$(51,544)	$2,420,756	$357,448

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
     The Delivery and Services segment primarily consists of Allegheny’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding its generation operations, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”) (collectively, the “Distribution Companies”). The Distribution Companies primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland and Virginia. The Distribution Companies are subject to federal and state regulation. The Delivery and Services segment also includes Allegheny Ventures, Inc. (“Allegheny Ventures”), Trans-Allegheny Interstate Line Company (“TrAIL Company”) and Allegheny’s interest in the Potomac-Appalachian Transmission Highline (“PATH”) project, through its ownership of the West Virginia Series and the Allegheny Series of Potomac-Appalachian Transmission Highline, LLC, a series LLC. TrAIL Company was formed in 2006 in connection with the construction, management and financing of transmission expansion projects, including Allegheny’s proposed 210-mile 500 kV transmission line (the “Trans-Allegheny Interstate Line” or “TrAIL”). PATH is a joint venture formed in 2007 between Allegheny and a subsidiary of American Electric Power (“AEP”) consisting of a 765 kV transmission line, which will be built and owned jointly by AEP and Allegheny and operated under PATH West Virginia Transmission Company LLC, and certain 500 kV facilities and substations to be owned 100% by Allegheny, and operated under PATH Allegheny Transmission Company, LLC.
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
     Allegheny Energy Service Corporation (“AESC”) is a wholly-owned subsidiary of AE that employs substantially all of Allegheny’s personnel.
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
     During the fourth quarter of 2006, Allegheny changed its classification of fuel handling and residual disposal costs within its Consolidated Statements of Operations from “Operations and maintenance” expenses to “Fuel”

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
expenses to improve comparability with other energy and utility companies and facilitate a better understanding of operating costs. Accordingly, Allegheny reclassified such costs previously reported in the amount of $7.2 million and $18.3 million for the three and nine months ended September 30, 2006, respectively, to conform to the financial statement presentation for the current period.
     In addition, certain other amounts in previously issued financial statements have been reclassified to conform to the current presentation.
     Deferred Energy Costs, Net. See Item 8, Note 1, “Basis of Presentation,” in the 2006 Annual Report on Form 10-K for a description of Allegheny’s deferred energy accounting. See also Note 8, “Rates and Regulation,” for the accounting resulting from a May 22, 2007 rate order that established an annual Expanded Net Energy Cost (“ENEC”) method of recovering net power and related costs in West Virginia.
     Restricted Funds. As described in Note 6, “Debt,” in April 2007, MP Environmental Funding LLC and PE Environmental Funding LLC issued an aggregate of $459 million in Senior Secured Sinking Fund Environmental Control Bonds, Series A. Net proceeds from the sale of the bonds represent non-current restricted funds and will be used to fund the majority of costs to construct and install flue-gas desulfurization equipment (“Scrubbers”) at Monongahela’s Fort Martin generation facility in West Virginia (“Fort Martin”).
     Annual Goodwill Impairment Test. Allegheny performed its annual goodwill impairment test as of August 31, 2007 and determined that there was no impairment of recorded goodwill at August 31, 2007.
NOTE 2: POTOMAC-APPALACHIAN TRANSMISSION HIGHLINE PROJECT
     On September 1, 2007 Allegheny entered into an agreement with a subsidiary of AEP to build a 290-mile, high-voltage transmission line, named the Potomac-Appalachian Transmission Highline or PATH Project through a series LLC named the Potomac-Appalachian Transmission Highline LLC (“PATH, LLC”). The West Virginia Series is owned equally by Allegheny and AEP and will build, own and operate approximately 244 miles of 765-kV transmission line from AEP’s Amos substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia, though an operating subsidiary. The Allegheny Series is 100% owned by Allegheny and will build, own and operate approximately 46 miles of twin-circuit 500-kV lines from Bedington to a new substation near Kemptown, Maryland, though an operating subsidiary.
     Total project costs are expected to be approximately $1.8 billion. Allegheny’s share of the estimated costs is expected to be approximately $1.2 billion. PJM Interconnection, LLC (“PJM”), the regional transmission organization, has specified June 2012 as the in-service date for the project.
     The operating subsidiaries of PATH, LLC will operate as transmission utilities and will be subject to the rules and regulations of the Federal Energy Regulatory Commission (“FERC”), PJM and state regulatory authorities of West Virginia and Maryland.
     The West Virginia and Allegheny series of PATH, LLC and their operating subsidiaries will be consolidated by Allegheny, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 46(R), Consolidation of Variable Interest Entities.
NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2007, the FASB issued Interpretation No. 39-1, Amendment of Interpretation No. 39 (“FIN 39-1”). FIN 39-1 permits entities that are party to master netting arrangements to offset cash collateral receivables or payables that approximate fair values with net derivatives positions. FIN 39-1 is effective for Allegheny beginning on January 1, 2008. Management has not completed the process of determining the effect of FIN 39-1 on Allegheny’s financial

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statements, but does not expect that its adoption will have a material impact on Allegheny’s consolidated results of operations or financial position.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). On May 2, 2007, the FASB issued Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Allegheny adopted the provisions of FIN 48 and FIN 48-1 as of January 1, 2007 and May 2, 2007, respectively. See Note 5, “Income Taxes,” for additional information related to FIN 48 and its impact on Allegheny’s consolidated financial position.
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
NOTE 4: ASSET SWAP
     On January 1, 2007, AE Supply and Monongahela completed an intercompany exchange of assets (the “Asset Swap”) that realigned generation ownership and contractual arrangements within the Allegheny system. The Asset Swap was substantially a non-cash transaction and was recorded at the net book value of the assets, liabilities and interest transferred, with certain adjustments. There was no change in Allegheny’s consolidated stockholders’ equity

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
as a result of the Asset Swap. After the Asset Swap, Monongahela owns 100% of Fort Martin, which allowed Allegheny to finance the construction of flue-gas desulfurization equipment (“Scrubbers”) at Fort Martin through the securitization of an environmental control charge that Monongahela and Potomac Edison impose on their retail customers in West Virginia. See Note 6, “Debt,” for additional information.
     After the Asset Swap, Monongahela also owns 100% of the Albright, Rivesville and Willow Island generation facilities in West Virginia and is contractually entitled to a greater proportion of the generation from the Bath County, Virginia generation facility. In addition, AE Supply owns 100% of the Hatfield’s Ferry generation facility, which, prior to the Asset Swap, was jointly owned by AE Supply and Monongahela, and has a greater ownership interest in the Harrison and Pleasants generation facilities in West Virginia. AE Supply also received contractual rights to generation from OVEC. The Asset Swap resulted in a net transfer of 660 MWs of generation capacity from AE Supply to Monongahela. Additionally, Monongahela assumed from AE Supply the contractual obligation to provide power to serve Potomac Edison’s West Virginia load obligations.
     In connection with the Asset Swap, AE Supply assumed approximately $6 million in debt associated with outstanding pollution control bonds. Monongahela also will remain obligated to the note holders for the repayment of this debt. Additionally, on July 2, 2007, AE Supply paid approximately $16 million in the aggregate in connection with the redemption of certain pollution control bonds that, by their terms, had to be redeemed in advance of their scheduled maturities as a result of the change in ownership of Fort Martin. The $6 million of outstanding pollution control bond debt assumed by AE Supply was refinanced in October 2007. See Note 6, “Debt,” for additional information.
NOTE 5: INCOME TAXES
     Allegheny allocates federal income tax expense (benefit) among its subsidiaries pursuant to its consolidated tax sharing agreement.
     The following table reconciles total income tax expense from continuing operations and the amount that would be calculated by applying the federal statutory income tax rate of 35% to income from continuing operations before income taxes and minority interest:

		Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
(In millions, except percent)	Amount		Amount		Amount		Amount
Income from continuing operations before income taxes and minority interest	$183.7		$152.6		$495.7		$389.4
Preferred dividends of subsidiary	0.1		0.3		0.7		0.9

Subtotal	183.8		152.9		496.4		390.3

Income tax expense calculated using the federal statutory rate of 35%	64.3	35.0%	53.5	35.0%	173.7	35.0%	136.6	35.0%
Increases (reductions) resulting from:
Rate-making effects of depreciation differences	1.3	0.7%	0.5	0.3%	4.0	0.8%	3.8	1.0%
State income tax, net of federal income tax benefit	6.4	3.5%	4.8	3.1%	15.7	3.2%	12.4	3.2%
Amortization of deferred investment tax credit	(0.9)	(0.5)%	(1.1)	(0.7)%	(2.7)	(0.6)%	(4.3)	(1.1)%
Estimated Pennsylvania net operating loss benefits	(4.2)	(2.3)%	(16.7)	(11.0)%	(4.2)	(0.8)%	(16.7)	(4.3)%
Changes in tax reserves related to uncertain tax positions	(1.2)	(0.6)%	—	—%	3.5	0.7%	—	—%
Other, net	1.5	0.8%	(0.1)	—%	1.5	0.3%	(1.7)	(0.5)%

Total income tax expense	$67.2	36.6%	$40.9	26.7%	$191.5	38.6%	$130.1	33.3%

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Allegheny records interest and penalties associated with uncertain tax positions as a component of income tax expense. Accrued interest, net of tax, related to uncertain tax positions was $11.1 million and $11.8 million at September 30, 2007 and January 1, 2007, respectively.
     The total gross FIN 48 reserve at September 30, 2007 was $76.3 million (net of state tax benefits of $53.2 million). Approximately $61.6 million of this reserve will not be resolved in the next 12 months and, therefore, has been classified as long term income taxes payable on the accompanying Consolidated Balance Sheet at September 30, 2007.
     Unrecognized tax benefits were approximately $101.0 million and $107.6 million at September 30, 2007 and January 1, 2007, respectively. If recognized, the portion of these amounts that would reduce Allegheny’s effective tax rate was $42.3 million and $38.7 million at September 30, 2007 and January 1, 2007, respectively ($67.0 million and $58.9 million, respectively, before the federal income tax effects on state income tax positions).
     The unrecognized tax benefit balance also included approximately $34.0 million and $48.7 million of tax positions at September 30, 2007 and January 1, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would impact the timing of cash payments to the taxing authorities.
     The major jurisdictions in which Allegheny is subject to income tax are U.S. Federal, Pennsylvania, West Virginia, Maryland and Virginia. Allegheny files consolidated federal income tax returns, and those returns are currently under audit by the Internal Revenue Service (“IRS”) for the tax years 1998 through 2003. The 2004 through 2006 federal returns have been filed and are still subject to review. Several of Allegheny’s subsidiaries file returns in Pennsylvania. Returns filed with the Pennsylvania Department of Revenue for the tax years 2002 through 2005 are subject to review. Allegheny also files a consolidated West Virginia return. The consolidated West Virginia returns have been audited through 2004. The 2005 and 2006 returns remain subject to review. Several of Allegheny’s subsidiaries are also subject to tax in the state of Maryland. The Maryland returns for the tax years 2004 through 2006 remain subject to review. Additionally, certain Allegheny subsidiaries are subject to tax in Virginia. The Virginia returns for tax years 2004 through 2006 remain subject to review.
     As stated above, the IRS is currently auditing Allegheny’s income tax returns for the tax years 1998 through 2003. These audits are anticipated to be completed by December 31, 2007. During the audit period, Allegheny changed its method of applying the inventory capitalization rules from its traditional method to the simplified service cost method. The IRS has proposed adjustments related to the change in method that are strictly timing in nature. Interest accrued on this position was $11.7 million, net of tax, at September 30, 2007. It is reasonably

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
possible that a portion of this interest accrual will reverse in the next 12 months. However, should the IRS’s position prevail, the adjustments would not result in a material charge to Allegheny’s results of operations. Also, Allegheny has filed various refund claims with the IRS primarily related to property type items. These items were effectively settled with the IRS during the quarter ended September 30, 2007 and resulted in a net benefit of $3.3 million. Additionally, Allegheny has liabilities for uncertain positions taken on various state income tax returns that it files. The statute of limitations for some of these returns expired during the quarter ended September 30, 2007 and resulted in a benefit of approximately $0.8 million. Additionally, some of the state tax returns containing these positions are currently under audits that are likely to be resolved within the next 12 months. Should these audits be resolved in a favorable manner, they could result in benefits of up to $4.3 million.
     On July 2, 2006, the Commonwealth of Pennsylvania budget for fiscal year 2006-2007 was enacted. The budget included a provision that raised the annual limit on the amount of net operating loss carryforwards that may be used to reduce current year taxable income from $2 million per year to the greater of $3 million or 12.5% of apportioned Pennsylvania state taxable income per year, effective January 1, 2007. The carryforward limitation period remained unchanged at 20 years. Allegheny recorded a benefit during the third quarter of 2006 in the amount of $16.7 million for the state income tax effect, net of applicable federal income tax, reflecting the estimated portion of the loss carryforwards that will be realized during the carryforward period. During the three months ended September 30, 2007, an additional benefit of $4.2 million, net of applicable federal income tax, was recorded as a result of estimated additional Pennsylvania taxable income.
NOTE 6: DEBT
     In September 2007, AE Supply amended its credit facility to increase the size of its revolving credit facility from $200 million to $400 million.
     In April 2007, MP Environmental Funding LLC, an indirect subsidiary of Monongahela, and PE Environmental Funding LLC, an indirect subsidiary of Potomac Edison, issued $344 million and $115 million, respectively, of Senior Secured Sinking Fund Environmental Control Bonds, Series A. These bonds securitize the right to collect an environmental control surcharge that Monongahela and Potomac Edison impose on their retail customers in West Virginia. The bonds were issued in several tranches with interest rates ranging from 4.98% to 5.52% and final maturities ranging from July 2014 to July 2027. Net proceeds from the sale of the bonds represent non-current restricted funds and will be used to fund the majority of costs to construct and install Scrubbers at Fort Martin.
     Issuances and repayments of indebtedness, by entity, during the nine months ended September 30, 2007 were as follows:

	Nine Months Ended
	September 30, 2007
(In millions)	Issuances	Repayments
Monongahela:
Environmental Control Bonds	$344.5	$—
Pollution Control Bonds	—	1.0
Potomac Edison:
Environmental Control Bonds	114.8	—
West Penn:
Transition Bonds (a)	4.1	60.2
AE Supply:
Pollution Control Bonds	7.0	32.0

Eliminations (b)	(7.0)	(1.2)

Consolidated Total	$463.4	$92.0

(a)	The issuance amounts represent interest that was accrued and added to the principal amount of certain of the bonds.

(b)	Represents the elimination of certain pollution control bonds for which Monongahela and AE Supply are co-obligors.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Term Debt
     At September 30, 2007, maturities of long-term debt for the remainder of 2007 and for full years thereafter were as follows:

(In millions)	2007	2008	2009	2010	2011	Thereafter	Total
AE Supply:
Medium—Term Notes	$—	$—	$—	$—	$400.0	$650.0	$1,050.0
AE Supply Credit Facility	—	—	—	—	747.0	—	747.0
Pollution Control Bonds	79.1	—	—	—	—	179.0	258.1
Debentures—AGC	—	—	—	—	—	100.0	100.0

Total AE Supply	$79.1	$—	$—	$—	$1,147.0	$929.0	$2,155.1

Monongahela:
First Mortgage Bonds	$—	$—	$—	$—	$—	$340.0	$340.0
Medium—Term Notes	—	—	—	110.0	—	—	110.0
Environmental Control Bonds (a)	—	15.0	10.5	11.1	11.6	296.3	344.5
Pollution Control Bonds	14.5	—	—	—	—	70.2	84.7

Total Monongahela	$14.5	$15.0	$10.5	$121.1	$11.6	$706.5	$879.2

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Environmental Control Bonds (a)	—	4.9	3.5	3.7	3.8	98.9	114.8

Total Potomac Edison	$—	$4.9	$3.5	$3.7	$3.8	$518.9	$534.8

West Penn:
Transition Bonds (a)	$19.8	$77.2	$77.2	$15.5	$—	$—	$189.7
First Mortgage Bonds	—	—	—	—	—	145.0	145.0
Medium—Term Notes	—	—	—	—	—	80.0	80.0

Total West Penn	$19.8	$77.2	$77.2	$15.5	$—	$225.0	$414.7

AGC:
Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

Total AGC	$—	$—	$—	$—	$—	$100.0	$100.0

Unamortized debt discounts, premiums and terminated interest rate swaps	(0.4)	(1.4)	(1.3)	(1.3)	(1.0)	(2.2)	(7.6)
Eliminations (b)	(4.1)	—	—	—	—	(114.4)	(118.5)

Total consolidated debt	$108.9	$95.7	$89.9	$139.0	$1,161.4	$2,362.8	$3,957.7

(a)	Amounts represent planned repayments based upon estimated surcharge collections from customers.

(b)	Represents the elimination of AGC’s $100 million 6 7/8% Debentures due 2023, which are also included above under AE Supply, and $18.5 million in the aggregate of pollution control bonds, for which Monongahela and AE Supply are co-obligors.
     Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt. For additional information regarding property liens, see Item 2, “Properties” in the 2006 Annual Report on Form 10-K.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On October 22, 2007, at the request of AE Supply, Pleasants County, West Virginia and Harrison County, West Virginia issued $142 million of tax-exempt pollution control refunding bonds and $73.5 million of tax-exempt solid waste disposal refunding bonds, respectively (collectively, the “2007 AE Supply Bonds”). The 2007 AE Supply Bonds were issued to provide funds to repay pollution control and solid waste disposal bonds previously issued by these counties to finance certain facilities at Allegheny’s Pleasants and Harrison generating facilities. Each series of 2007 AE Supply Bonds has a 30-year maturity and a 10-year call provision, and the weighted average interest rate of the 2007 AE Supply Bonds is 5.34%. Each series of 2007 AE Supply Bonds will be payable solely from payments to be made under a corresponding note from AE Supply.
NOTE 7: PREFERRED STOCK REDEMPTION
     On September 4, 2007, Monongahela redeemed its 4.40% Cumulative Preferred Stock, $100 par value, its 4.80% Cumulative Preferred Stock, Series B, $100 par value, its 4.50% Cumulative Preferred Stock, Series C, $100 par value and its $6.28 Cumulative Preferred Stock, Series D, $100 par value with an aggregate carrying value of $24.0 million. In connection with the cash redemption, Monongahela paid accrued dividends at the redemption date plus a redemption premium of approximately $1.1 million that was charged against other paid-in capital. This premium also reduced income per common share. See Note 16, “Income (Loss) Per Common Share,” for additional details.
NOTE 8: RATES AND REGULATION
West Virginia
     In a July 26, 2006 filing with the Public Service Commission of West Virginia (the “West Virginia PSC”), Monongahela and Potomac Edison requested a decrease in base rates of approximately $26 million and an increase in revenues related to fuel and purchased power costs of approximately $126 million. On May 22, 2007, the West Virginia PSC issued a rate order (the “West Virginia Rate Order”) effective May 23, 2007 that will reduce Allegheny’s annual revenues by approximately $6 million and will decrease annual depreciation expense by approximately $16 million, resulting in an annual net pre-tax benefit of approximately $10 million. The $6 million revenue decrease is comprised of a decrease in base rates of approximately $132 million and an increase in revenues related to fuel and purchased power costs of approximately $126 million.
     The following is a summary of additional significant provisions and accounting impacts of the West Virginia Rate Order:
•	The West Virginia Rate Order established the annual ENEC method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues are tracked for under and/or over recoveries, and new ENEC rate filings will be made on an annual basis. Any under and/or over recovery of costs, net of related revenues, is deferred as a regulatory asset or regulatory liability, for subsequent recovery and/or refund, with the corresponding impact on the Consolidated Statements of Operations reflected within “Deferred energy costs, net.”

•	In December 2005, Monongahela sold sulfur dioxide (“SO2”) allowances to AE Supply for $14.8 million in cash and recorded the $14.7 million difference between the carrying value of the allowances and the cash received as a credit to “Other paid-in capital” in the amount of $8.8 million, net of the income tax effects of $5.9 million. The West Virginia Rate Order requires Monongahela to reduce its rate base by $14.7 million, and requires the subsequent amortization of this amount, net of amortization for the period from the December 2005 sale date through the effective date of the West Virginia Rate Order, as a credit to cost of service over a period of approximately 29 years. As a result, Monongahela reclassified $14.0 million, $8.3 million net of tax, from other paid-in capital to a “Regulatory liability.” In addition, Monongahela recorded a related deferred tax asset in the amount of $5.8 million during the second quarter of 2007. The regulatory liability will be amortized to revenue, and the deferred tax asset will be amortized to income tax expense over a period of approximately 29 years.

•	The West Virginia Rate Order provides for the recovery of pension expense on an accrual basis. Monongahela and Potomac Edison previously recovered pension costs on a cash basis in West Virginia, and,

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     As discussed in Note 6, “Debt,” in April 2007, MP Environmental Funding LLC, an indirect subsidiary of Monongahela, and PE Environmental Funding LLC, an indirect subsidiary of Potomac Edison, issued $344 million and $115 million, respectively, of Senior Secured Sinking Fund Environmental Control Bonds, Series A. These bonds securitize the right to collect an environmental control surcharge from customers of Monongahela and Potomac Edison.
     The West Virginia regulatory orders that authorized the environmental control surcharge provide that the surcharge revenues will recover the principal, interest and financing costs associated with the majority of the Fort Martin Scrubber construction costs over the period of April 2007 through July 2027.
     Allegheny expects that the Scrubbers will be completed and placed in service by late 2009. The Scrubbers will be depreciated over their estimated useful lives, which may be a greater period than the duration of the environmental control surcharge and related environmental control bonds.
     Allegheny will account for the Fort Martin Scrubber project in a manner that results in no net income or loss from the securitized portion of project costs as follows:
•	Environmental control surcharge revenues will be recorded as billed;

•	Interest expense on the bonds will be recorded as incurred;

•	Depreciation will be recorded over the estimated useful life of the Scrubbers after they are placed in service; and

•	A regulatory liability will be recognized with an offsetting charge against revenues to the extent that environmental control surcharge revenue exceeds interest and depreciation expense. This liability will decrease, with an offsetting credit to revenue over the remaining useful life of the Scrubbers, after the environmental control surcharge ends and the bonds have been repaid.
Virginia
     During the 2007 session, the Virginia General Assembly amended the Virginia Electric Utility Restructuring Act of 1999 (the “Restructuring Act”), to re-regulate the provision of electric generation services in the Commonwealth beginning January 1, 2009. Until that time, Potomac Edison’s retail electric customers in Virginia have the right to choose their electricity generation supplier. Until December 31, 2008, Potomac Edison is the provider-of-last-resort (“PLR”) for those customers who do not choose an alternate generation supplier or whose alternate generation supplier does not deliver. After January 1, 2009, Potomac Edison will provide generation services to all its customers in Virginia at regulated rates.
     Potomac Edison had a power purchase agreement with AE Supply to provide it with the amount of electricity necessary to meet its PLR retail obligations through June 30, 2007 at the capped generation rates. In April 2007, Potomac Edison conducted a competitive bidding process to purchase its PLR requirements from the wholesale market for service beginning July 1, 2007, and AE Supply was the successful bidder with respect to a substantial portion of those requirements. Market prices for purchased power resulting from that bidding process, at which Potomac Edison began to purchase its PLR requirements on July 1, 2007, currently are higher, and likely will continue to be higher, than the rates Potomac Edison is currently allowed to recover from its retail customers. These higher market prices for power resulted in increased purchased power costs by Potomac Edison and increased revenues to AE Supply since July 1, 2007.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In an April 2007 filing with the State Corporation Commission of Virginia (“Virginia SCC”), Potomac Edison requested to adjust its fuel factor and to implement a rate stabilization plan, including an increase in retail rates beginning July 1, 2007, to moderate the impact of increased purchased power costs. Additionally, Potomac Edison filed a Motion for Interim Rates with the Virginia SCC on May 10, 2007. In June 2007, the Virginia SCC issued an order that denied Potomac Edison’s application and motion to establish interim rates, cancelled evidentiary hearings and dismissed the case. On July 6, 2007, Potomac Edison filed with the Virginia SCC a Motion for Suspension of Order and Motion for Interim Rates, which the Virginia SCC denied on August 7, 2007. On July 26, 2007, Potomac Edison filed an appeal of the decision denying Potomac Edison’s application and motion to establish interim rates to the Virginia Supreme Court and also asked the Virginia Supreme Court for relief pending appeal. The Court denied Potomac Edison’s motions and set the matter for review in the ordinary course. Potomac Edison then filed a new application for rate recovery of purchased power costs for load above 367 MW with the Virginia SCC on September 11, 2007, and is continuing to pursue its appeal for full cost recovery. On October 10, 2007, the Virginia SCC issued an order setting Potomac Edison’s new application for hearing on December 4, 2007.
Maryland
     In December 2006, Potomac Edison proposed a rate stabilization and market transition plan (the “Transition Plan”) for its Maryland residential customers, in accordance with a bill passed by the Maryland legislature in 2006. The Maryland Public Service Commission approved the Transition Plan effective June 7, 2007. The Transition Plan provides for a gradual transition of Potomac Edison’s residential customers from capped generation rates to market-based generation rates, while at the same time preserving for customers the benefit of rate caps.
     Under the Transition Plan, Potomac Edison’s customers who did not opt out of the Transition Plan began paying a non-bypassable distribution surcharge (the “Rate Stabilization Surcharge”) in June 2007, which will result in an overall rate increase of approximately 15%, after taking into account the expiration of a prior customer choice rate credit and the initiation of the new surcharge. On January 1, 2008, the distribution surcharge will increase residential rates an additional 15%.
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
     See Note 6, “Debt,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters,” and “Risk Factors,” below and Item 8, Note 14, “Rates and Regulation” in the 2006 Annual Report on Form 10-K for additional information regarding certain rate and regulatory matters.
NOTE 9: REGULATORY ASSETS AND LIABILITIES
     Certain of Allegheny’s regulated utility operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS No. 71”). Regulatory assets represent probable future revenues associated with currently incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities generally represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 relate to:

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30,	December 31,
(In millions)	2007	2006
Regulatory assets, including current portion:
Income taxes	$298.3	$300.4
Pension benefits and postretirement benefits other than pension	253.8	178.2
Pennsylvania stranded cost recovery	27.1	55.6
Pennsylvania Competitive Transition Charge (“CTC”) reconciliation	115.1	107.4
Unamortized loss on reacquired debt	36.4	39.6
Deferred ENEC charges	7.3	—
Other	32.3	32.0

Subtotal	770.3	713.2

Regulatory liabilities, including current portion:
Net asset removal costs	392.9	421.4
Income taxes	37.4	38.9
SO2 allowances	13.9	—
Fort Martin Scrubber project	21.5	—
Other	5.1	4.5

Subtotal	470.8	464.8

Net regulatory assets	$299.5	$248.4

     The Consolidated Balance Sheets include the amounts listed below for generating assets not subject to SFAS No. 71.

	September 30,	December 31,
(In millions)	2007	2006
Property, plant and equipment	$5,337.2	$5,188.5
Amounts under construction included above	$423.6	$143.8
Accumulated depreciation	$(2,333.9)	$(2,382.7)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 10: STOCK-BASED COMPENSATION
     Allegheny maintains certain stock-based compensation arrangements for employees and non-employee directors, which are described in greater detail in Item 8, Note 2, “Stock-Based Compensation,” in the 2006 Annual Report on Form 10-K. Allegheny records compensation expense for share-based payments to employees, including grants of employee stock options and stock units, over the requisite service period based on their estimated fair value on the date of grant.
     The following table summarizes stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Stock options	$1.9	$1.8	$5.3	$5.8
Stock units	0.5	1.0	2.0	4.3
Other	0.1	0.3	0.8	0.9

Stock-based compensation expense included in operations and maintenance expense	2.5	3.1	8.1	11.0
Income tax benefit	1.0	1.3	3.3	4.5

Total stock-based compensation expense, net of tax	$1.5	$1.8	$4.8	$6.5

     No stock-based compensation cost was capitalized during the nine months ended September 30, 2007 and 2006.
Stock Options
     Stock option activity for the three months ended September 30, 2007 was as follows:

			Aggregate
		Weighted-	Intrinsic
	Number of	Average	Value
	Stock Options	Exercise Price	(in millions)
Outstanding at June 30, 2007	4,262,958	$16.092
Granted	4,000	$52.230
Exercised	(67,262)	$19.184
Forfeited	(2,400)	$13.350

Outstanding at September 30, 2007	4,197,296	$16.079	$151.9

Exercisable at September 30, 2007	2,671,094	$15.628	$97.8

     Stock option activity for the nine months ended September 30, 2007 was as follows:

			Aggregate
		Weighted-	Intrinsic
	Number of	Average	Value
	Stock Options	Exercise Price	(in millions)
Outstanding at December 31, 2006	4,670,338	$16.504
Granted	29,000	$51.850
Exercised	(445,315)	$23.207
Forfeited	(56,727)	$13.386

Outstanding at September 30, 2007	4,197,296	$16.079	$151.9

Exercisable at September 30, 2007	2,671,094	$15.628	$97.8

     The intrinsic value in the tables above represents the difference between the current market value of Allegheny’s stock and the exercise price of the options.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Allegheny received cash from option exercises totaling $1.3 million and $10.3 million for the three and nine months ended September 30, 2007, respectively. Allegheny issued new shares of its common stock to satisfy these stock option exercises.
     As of September 30, 2007, there was approximately $10.8 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock Units
     Stock unit activity for the three and nine months ended September 30, 2007 was as follows:

Number of
Stock Units
Outstanding at December 31, 2006	1,045,966
Units converted into 68,477 common shares	(107,220)

Outstanding at March 31, 2007	938,746
Units converted into 247,530 common shares	(409,888)

Outstanding at June 30, 2007	528,858
Units converted into 16,525 common shares	(26,985)

Outstanding at September 30, 2007	501,873

     There were 21,985 stock units convertible at September 30, 2007.
     Allegheny issued new shares of its common stock in connection with the stock unit conversions. The actual number of common shares issued upon conversion of stock units was net of shares withheld to meet minimum income tax withholding requirements.
     As of September 30, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested outstanding stock units, which is expected to be recognized over a weighted average period of approximately five months.
Non-Employee Director Stock Plan
     Non-employee director stock plan share activity for the three and nine months ended September 30, 2007 was as follows:

Number of
Shares
Shares earned but not issued at December 31, 2006	64,893
Granted	8,000
Issued	(12,400)

Shares earned but not issued at March 31, 2007	60,493
Granted	5,600
Issued	(1,400)

Shares earned but not issued at June 30, 2007	64,693
Granted	2,648
Issued	(662)

Shares earned but not issued at September 30, 2007	66,679

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents and the allocation by Allegheny, through AESC, of costs for pension benefits and postretirement benefits other than pensions were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$5.3	$5.4	$16.1	$16.3
Interest cost	16.2	15.4	48.5	46.1
Expected return on plan assets	(18.3)	(17.4)	(54.8)	(52.2)
Amortization of unrecognized transition obligation	0.1	0.1	0.3	0.3
Amortization of prior service cost	0.8	0.8	2.4	2.6
Recognized actuarial loss	2.7	3.2	8.0	9.4

Net periodic cost	$6.8	$7.5	$20.5	$22.5

Allocation of net periodic cost:
Monongahela	$2.2	$1.9	$6.5	$5.8
AE Supply	1.6	2.3	4.9	6.8
West Penn	1.7	1.8	5.1	5.5
Potomac Edison	1.2	1.4	3.8	4.1
AE	0.1	0.1	0.2	0.3

Net periodic cost	$6.8	$7.5	$20.5	$22.5

	Postretirement Benefits Other Than Pensions
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$1.1	$1.2	$3.4	$3.8
Interest cost	4.3	4.2	12.7	12.6
Expected return on plan assets	(1.7)	(1.7)	(5.0)	(5.2)
Amortization of unrecognized transition obligation	1.4	1.4	4.2	4.3
Recognized actuarial loss	0.6	1.0	1.8	2.9

Net periodic cost	$5.7	$6.1	$17.1	$18.4

Allocation of net periodic cost:
Monongahela	$1.7	$1.7	$5.2	$5.1
West Penn	1.6	1.6	4.7	5.0
Potomac Edison	1.3	1.4	3.8	4.0
AE Supply	1.1	1.4	3.3	4.2
AE	—	—	0.1	0.1

Net periodic cost	$5.7	$6.1	$17.1	$18.4

     For the three months ended September 30, 2007 and 2006, Allegheny allocated net periodic cost of $3.7 million and $3.4 million, respectively, and, for the nine months ended September 30, 2007 and 2006, Allegheny allocated net periodic cost of $10.6 million and $9.4 million, respectively, to “Construction work in progress,” a component of “Property, plant and equipment, net.”
     Allegheny contributed $0.1 million and $35.7 million to its pension plans during the three and nine months ended September 30, 2007, respectively, including contributions to the SERP of $0.1 million and $0.2 million during the three and nine months ended September 30, 2007, respectively. Allegheny also contributed $4.3 million and $10.8 million to fund its postretirement benefits plans other than pension plans during the three and nine months

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ended September 30, 2007, respectively. Allegheny estimates that its total contributions to the pension plans during 2007 will be between $36 and $50 million. Allegheny currently anticipates contributing a total amount in 2007 ranging from $13.0 million to $15.0 million to fund its postretirement benefits plans other than pension plans.
     Allegheny made matching cash contributions to the Employee Stock Ownership and Savings Plan of $2.2 million and $6.3 million for the three and nine months ended September 30, 2007, respectively.
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
NOTE 12: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     Allegheny has designated certain contracts as cash flow hedges of forecasted sales of electricity. Changes in the fair value of these contracts upon such designation and thereafter are reflected in “Accumulated other comprehensive loss” until the hedged item is realized. These contracts expire at various dates through December 2008. The pre-tax accumulated other comprehensive income for the contracts was $2.2 million at September 30, 2007 and $1.3 million at December 31, 2006. The increase in accumulated other comprehensive income related to cash flow hedges is a result of the change in the fair value of these contracts due to changes in market prices and settlements and additional cash flow hedge contracts. The entire accumulated other comprehensive income balance is expected to be completely recorded as an increase to earnings over the next fifteen months, with $3.2 million recorded as a decrease to earnings over the next twelve months. Certain contracts have been de-designated as hedges during the second and third quarters as a result of entering into physical marketing contracts. The related other comprehensive income amount of $1.0 million will be recorded to income over the next quarter. The ineffective portion of cash flow hedges reflected in earnings was $0.2 million and $0.1 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively.
     Derivative contracts that are not designated as cash flow hedges or normal purchase and normal sale contracts are accounted for on a mark-to-market basis with changes in fair value reflected in earnings. The recorded net fair value of mark-to-market and cash flow hedge derivative commodity contracts was a net liability of $17.2 million and $22.5 million at September 30, 2007 and December 31, 2006, respectively.
     Operating revenues included net unrealized gains related to trading activities and net realized gains (losses) related to cash flow hedges and trading activities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Amounts included in operating revenues:
Net realized gains (losses)	$5.4	$(14.1)	$4.3	$(18.7)
Net unrealized gains	$2.8	$8.5	$4.4	$26.8

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13: DISCONTINUED OPERATIONS
     The components of the 2006 loss from discontinued operations, which related entirely to AE Supply’s Gleason generating facility, were as follows:

	Three Months	Nine Months
	Ended	Ended
(In millions)	September 30, 2006	September 30, 2006
Operating revenues	$—	$—
Operating expenses	(0.4)	(1.2)
Interest expense	(0.4)	(2.2)

Loss before income taxes	(0.8)	(3.4)
Income tax benefit	0.3	1.3
Impairment charge, net of tax	—	(0.1)

Loss from discontinued operations, net of tax	$(0.5)	$(2.2)

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

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
External operating revenues	$690.2	$156.4	$—	$846.6	$700.4	$116.2	$—	$816.6
Internal operating revenues	2.2	424.7	(426.9)	—	1.8	372.4	(374.2)	—

Total operating revenues	$692.4	$581.1	$(426.9)	$846.6	$702.2	$488.6	$(374.2)	$816.6
Depreciation and amortization	$40.4	$26.3	$—	$66.7	$37.7	$30.6	$—	$68.3
Operating income	$37.1	$191.4	$—	$228.5	$80.7	$130.4	$—	$211.1
Interest expense	$18.1	$43.1	$(1.8)	$59.4	$20.1	$46.8	$(0.8)	$66.1
Income from continuing operations	$12.8	$102.2	$—	$115.0	$43.8	$66.9	$—	$110.7
Loss from discontinued operations, net of tax	$—	$—	$—	$—	$—	$(0.5)	$—	$(0.5)
Net income	$12.8	$102.2	$—	$115.0	$43.8	$66.4	$—	$110.2

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
External operating revenues	$2,121.3	$399.4	$—	$2,520.7	$2,031.8	$352.7	$—	$2,384.5
Internal operating revenues	7.5	1,231.5	(1,239.0)	—	5.5	1,057.1	(1,062.6)	—

Total operating revenues	$2,128.8	$1,630.9	$(1,239.0)	$2,520.7	$2,037.3	$1,409.8	$(1,062.6)	$2,384.5
Depreciation and amortization	$121.7	$87.7	$—	$209.4	$113.3	$91.0	$—	$204.3
Operating income	$203.6	$446.9	$—	$650.5	$227.1	$347.3	$—	$574.4
Interest expense	$55.0	$131.2	$(4.6)	$181.6	$61.9	$150.2	$(2.2)	$209.9
Income from continuing operations	$91.7	$210.1	$—	$301.8	$113.5	$143.4	$—	$256.9
Loss from discontinued operations, net of tax	$—	$—	$—	$—	$—	$(2.2)	$—	$(2.2)
Net income	$91.7	$210.1	$—	$301.8	$113.5	$141.2	$—	$254.7

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 15: COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net income	$115.0	$110.2	$301.8	$254.7
Other comprehensive income:
West Virginia Rate Order – establishment of regulatory asset related to pension obligation, net of tax	—	—	52.3	—
Unrealized gains (losses) on cash flow hedges, net of tax	(2.5)	6.0	0.7	29.9
Pension and other postretirement employee benefit amortization, net of tax	0.9	—	2.7	—

Comprehensive income	$113.4	$116.2	$357.5	$284.6

     The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

	September 30,	December 31,
(In millions)	2007	2006
Cash flow hedges, net of tax	$0.9	$0.2
Net unrecognized pension and other postretirement benefit costs, net of tax	(52.4)	(107.4)

Total	$(51.5)	$(107.2)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 16: INCOME (LOSS) PER COMMON SHARE
     The following table provides a reconciliation of the numerator and the denominator for the basic and diluted earnings (loss) per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except share and per share amounts)	2007	2006	2007	2006
Basic Income (Loss) per Common Share:
Numerator:
Income from continuing operations	$115.0	$110.7	$301.8	$256.9
Redemption of preferred stock (a)	(1.1)	—	(1.1)	—

Income from continuing operations available for common shareholders	113.9	110.7	300.7	256.9
Loss from discontinued operations	—	(0.5)	—	(2.2)

Net income available for common shareholders	$113.9	$110.2	$300.7	$254.7

Denominator:
Weighted average common shares outstanding	166,101,169	164,813,343	165,798,727	163,812,973

Basic Income (Loss) per Common Share:
Income from continuing operations	$0.69	$0.67	$1.81	$1.56
Loss from discontinued operations	—	—	—	(0.01)

Basic income per common share	$0.69	$0.67	$1.81	$1.55

Diluted Income (Loss) per Common Share:
Numerator:
Income from continuing operations	$115.0	$110.7	$301.8	$256.9
Redemption of preferred stock (a)	(1.1)	—	(1.1)	—

Income from continuing operations available for common shareholders	113.9	110.7	300.7	256.9
Loss from discontinued operations	—	(0.5)	—	(2.2)

Net income available for common shareholders	$113.9	$110.2	$300.7	$254.7

Denominator:
Weighted average common shares outstanding	166,101,169	164,813,343	165,798,727	163,812,973
Effect of dilutive securities:
Stock options	2,770,502	2,692,136	2,758,665	2,619,057
Stock units	493,652	1,050,672	728,057	2,081,523
Non-employee stock awards	64,715	47,676	59,938	40,677
Performance shares	25,497	25,497	25,497	32,391

Total shares	169,455,535	168,629,324	169,370,884	168,586,621

Diluted Income (Loss) per Common Share:
Income from continuing operations	$0.67	$0.65	$1.78	$1.52
Loss from discontinued operations	—	—	—	(0.01)

Diluted income per common share	$0.67	$0.65	$1.78	$1.51

(a)	See Note 7, “Preferred Stock Redemption,” for information related to Monongahela’s redemption of preferred stock.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 17: GUARANTEES AND LETTERS OF CREDIT
     In connection with certain sales, acquisitions and financings, and in the normal course of business, AE and certain of its subsidiaries enter into various agreements that may include guarantees or letters of credit. AE’s credit facility includes a $400 million revolving facility, any unutilized portion of which is available for the issuance of letters of credit. In addition, AE Supply’s credit facility includes a $400 million revolving credit facility, which can be used, if availability exists, to issue letters of credit. Guarantees and letters of credit were as follows:

	September 30, 2007		December 31, 2006
	Amounts	Total	Amounts	Total
	Recorded on	Guarantees	Recorded on	Guarantees
	the Consolidated	and Letters	the Consolidated	and Letters
(In millions)	Balance Sheet	of Credit	Balance Sheet	of Credit
Guarantees:
Loans and other financing-related matters	$—	$10.2	$—	$8.4
Lease agreement	—	4.9	—	4.7
Purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services	—	36.5	—	20.4
Other	0.2	0.2	0.2	0.2

Total Guarantees	$0.2	$51.8	$0.2	$33.7

Letters of Credit:
Under AE’s Revolving Facility (a)	$—	$6.7	$—	$131.8
Other (b)	—	2.5	—	2.1

Total Letters of Credit	—	9.2	—	133.9

Total Guarantees and Letters of Credit	$0.2	$61.0	$0.2	$167.6

(a)	The September 30, 2007 amount is comprised of a letter of credit for $6.7 million issued in connection with a contractual obligation of Allegheny Ventures that expires in July 2008. The December 31, 2006 amount also included a letter of credit for $125.0 million on behalf of Allegheny as collateral to stay enforcement of the judgment in Allegheny’s litigation against Merrill Lynch. The $125.0 million letter of credit was released during the quarter ended September 30, 2007 as the result of an August 31, 2007 federal appellate court ruling. See Note 19, “Commitments and Contingencies” for additional information.

(b)	These amounts are not issued under either AE’s credit facility or AE Supply’s credit facility.
NOTE 18: OTHER INCOME AND EXPENSES, NET
     Other income and expenses, net, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Interest and dividend income	$3.5	$4.2	$10.9	$15.0
Gain on the sale or exchange of real estate	8.9	0.2	8.9	1.0
Tax reimbursement on contributions in aid of construction	1.7	1.8	4.5	4.9
Premium services	(0.4)	0.7	0.7	2.7
Coal brokering income	—	0.4	—	1.3
Other	1.1	0.6	2.6	0.9

Total	$14.8	$7.9	$27.6	$25.8

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 19: COMMITMENTS AND CONTINGENCIES
Environmental Matters and Litigation
     Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.
     Global Climate Change. Allegheny’s generation facilities are primarily coal-fired facilities and, therefore, emit carbon dioxide as coal is consumed. Carbon dioxide, or “CO2,” is one of the greenhouse gases implicated in global climate change. There is no current technology that enables control of such emissions from existing pulverized, coal-fired power plants, which constitute the majority of Allegheny’s generation fleet. At the same time, Allegheny takes its responsibility for environmental stewardship seriously and recognizes its obligation to its shareholders to address the issue of climate change. Despite the regulatory actions of some states and regional groups in 2006, Allegheny believes that the challenge presented by global climate change can only be resolved with global solutions. In addition, Allegheny believes that the United States must commit to a response that both encourages the development of technology and creates a workable control system. The United States Congress is moving towards the development of national legislation, yet the process is still in its infancy. As such, it is difficult for Allegheny to aggressively implement greenhouse gas emission expenditures until the exact nature and requirements of a national regulation are known, and the capabilities of control or reduction technologies are more fully understood. Allegheny recognizes that federal legislation and implementation regulations addressing climate change will likely be adopted some time in the future and supports federal legislation. Allegheny’s current strategy focuses on:
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
     Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emission. On April 20, 2007, Maryland’s governor signed the RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act does provide a conditional exemption for the R. Paul Smith power station, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. In response to Allegheny’s request and after conducting a reliability evaluation, PJM, by letter dated November 8, 2006, determined that R. Paul Smith is vital to the regional reliability of power flow. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) will now create specific regulations for R. Paul Smith in 2007 to comply with both the Healthy Air Act and the federal CAIR. Allegheny is assessing the new legislation and upcoming implementing regulations to determine the full extent of the impacts on Allegheny’s Maryland operations and is working with the MDE on the R. Paul Smith-specific regulations. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions, and Maryland is in the process of developing its response to the statute’s RGGI requirements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Clean Air Act Litigation. In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation facilities, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and/or Monongahela own these generation facilities. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional air pollution control equipment when the major modification of an existing facility results in an increase in emissions. AE has provided responsive information to this and a subsequent request.
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
     On September 21, 2007, Allegheny received a Notice of Violation (“NOV”) from the EPA alleging NSR and PSD violations under the federal Clean Air Act, as well as Pennsylvania and West Virginia state laws. The NOV was directed to AE, Monongahela and West Penn and alleges violations at the Hatfield’s Ferry and Armstrong generation facilities in Pennsylvania and the Fort Martin and Willow Island generation facilities in West Virginia. The projects identified in the NOV are essentially the same as the projects at issue for these four facilities in the May 20, 2004 Notice, the West Virginia DJ Action and the PA Enforcement Action.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Allegheny intends to vigorously pursue and defend against the Clean Air Act matters described above but cannot predict their outcomes.
     Canadian Toxic-Tort Class Action: On June 30, 2005, AE Supply, Monongahela and AGC, along with 18 other companies with coal-fired generation facilities, were named as defendants in a toxic-tort, purported class action lawsuit filed in the Ontario Superior Court of Justice. On behalf of a purported class comprised of all persons residing in Ontario within the past six years (and/or their family members or heirs), the named plaintiffs allege that the defendants negligently failed to prevent their generation facilities from emitting air pollutants in such a manner as to cause death and multiple adverse health effects, as well as economic damages, to the plaintiff class. The plaintiffs seek damages in the approximate amount of Canadian $49.1 billion (approximately US $50.0 billion, assuming an exchange rate of 0.9811 Canadian dollars per US dollar), along with continuing damages in the amount of Canadian $4.1 billion per year and punitive damages of Canadian $1.0 billion (approximately US $4.2 billion and US $1.0 billion, respectively, assuming an exchange rate of 0.9811 Canadian dollars per US dollar) along with such other relief as the court deems just. Allegheny has not yet been served with this lawsuit, and the time for service of the original lawsuit has expired. Allegheny intends to vigorously defend against this action but cannot predict its outcome.
     Global Warming Class Action: On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs filed a notice of appeal of that ruling on September 17, 2007, and the appeal will now proceed before the United States Court of Appeals for the Fifth Circuit. AE intends to vigorously defend against this action but cannot predict its outcome.
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
     Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has recorded appropriate liabilities to cover existing and future asbestos claims. As of September 30, 2007, Allegheny’s total number of claims alleging exposure to asbestos was 826 in West Virginia, two in Pennsylvania and one in Illinois.
     Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Litigation
     Nevada Power Contracts. On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the FERC against AE Supply seeking action by FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint. On June 26, 2003, FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. FERC did not decide whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County, Nevada and other parties filed petitions for review of FERC’s June 26, 2003 order with the United States Court of Appeals for the Ninth Circuit (the “NPC Petitions”). The NPC Petitions were consolidated in the Ninth Circuit. On December 19, 2006, the Ninth Circuit issued an opinion remanding the case to the FERC to determine, in accordance with the guidance set forth in the Ninth Circuit’s opinion, whether FERC utilized the appropriate standard of review in deciding various claims, including NPC’s complaint. On May 3, 2007, AE Supply and others filed a petition to appeal the Ninth Circuit’s ruling to the United States Supreme Court. On September 25, 2007, the Supreme Court announced that it has agreed to hear the case on appeal. A briefing schedule has been set by the Supreme Court, and briefing by all parties is expected to be completed by February 6, 2008, at the latest.
     Allegheny intends to vigorously defend against this action but cannot predict its outcome.
     Sierra/Nevada. On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, “Sierra/Nevada”) initiated a lawsuit in United States District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, “Merrill”). Sierra/Nevada has alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (the “Nevada PUC”) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses. Sierra/Nevada has asserted claims against AE and AE Supply for: (a) wrongful hiring and supervision; (b) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (c) conspiracy and (d) violations of the Nevada state Racketeer Influenced and Corrupt Organization (“RICO”) Act. Sierra/Nevada’s most recent complaint seeks damages in excess of $850 million, including compensatory damages, punitive damages, attorneys’ fees and treble damages. AE and AE Supply have filed motions to dismiss the lawsuit, which have been pending since 2003. The lawsuit had been stayed since 2005, pending the outcome of certain state court proceedings in which Sierra/Nevada was seeking to reverse the Nevada PUC’s disallowance of expenses. On July 20, 2006, the Nevada Supreme Court reversed the Nevada PUC’s disallowance of the $180 million in deferred energy expenses, which formed the basis of the plaintiffs’ claims. An announcement was made on March 23, 2007 that the Nevada PUC approved two settlements relating to the requested disallowance, and those state court proceedings that were the focus of the prior stay have been closed. A scheduling order was then entered in this lawsuit that, among other things, sets a trial date of July 8, 2008. The parties are engaged in the discovery process and awaiting a ruling from the District Court on the previously filed motions to dismiss.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     On September 24, 2002, certain Merrill Lynch entities filed a complaint against AE in the United States District Court for the Southern District of New York, alleging that AE breached the asset purchase agreement by failing to repurchase the equity interest in AE Supply from Merrill Lynch and seeking damages in excess of $125 million. On May 29, 2003, the District Court ordered that AE and AE Supply assert their claims against Merrill Lynch, which were initially brought in New York state court, as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply filed an answer and asserted affirmative defenses and counterclaims against Merrill Lynch in the District Court. The counterclaims, as amended, alleged that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, that Merrill Lynch negligently misrepresented certain facts relating to the purchase agreement and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims sought damages in excess of $605 million, among other relief.
     On April 15, 2005, the District Court granted Merrill Lynch’s motion for summary judgment with respect to its breach of contract claim and the counterclaims for breach of fiduciary duty and negligent misrepresentation, but denied the motion with respect to the counterclaims for fraudulent inducement and breach of warranty. In May and June of 2005, the District Court conducted a trial with respect to the damages owed Merrill Lynch on its breach of contract claim and with respect to AE and AE Supply’s counterclaims for fraudulent inducement and breach of warranty. Following the trial, on July 18, 2005, the District Court entered an order: (a) ruling against AE and AE Supply on their fraudulent inducement and breach of contract claims; (b) requiring AE to pay $115 million plus interest to Merrill Lynch; and (c) requiring Merrill Lynch to return its equity interest in AE Supply to AE. On August 26, 2005, the District Court entered its final judgment in accordance with its July 18, 2005 rulings. As a result of the District Court’s ruling, AE recorded a charge during the first quarter of 2005 in the amount of $38.5 million, representing interest from March 16, 2001 through March 31, 2005.
     AE and AE Supply appealed the District Court’s judgment to the United States Court of Appeals for the Second Circuit. On August 31, 2007, the Second Circuit issued an opinion that reversed the award of $115 million plus interest to Merrill Lynch, reversed the ruling against AE on its counterclaims for fraudulent inducement and breach of warranty, and remanded the case back to the District Court for reconsideration of both parties’ claims consistent with the appellate court’s opinion. The Second Circuit also dismissed AE Supply as a party to the case on jurisdictional grounds.
     Allegheny intends to vigorously pursue this matter but cannot predict its outcome.
     Based on the developments discussed above, Allegheny determined during the third quarter 2007 that it was appropriate to cease the accrual of additional interest in this matter, but that it was not appropriate to reverse the accrued interest liability of approximately $55 million at this time, given the current status and history of this litigation.
     Ordinary Course of Business. AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business. Allegheny is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 20: SUBSEQUENT EVENTS
     On October 4, 2007, the Board of Directors of AE declared a cash dividend of $0.15 per share on AE’s common stock. The dividend is payable on December 17, 2007 to shareholders of record on December 3, 2007.
     On October 22, 2007, at the request of AE Supply, Pleasants County, West Virginia and Harrison County, West Virginia issued $142 million of tax-exempt pollution control refunding bonds and $73.5 million of tax-exempt solid waste disposal refunding bonds, respectively (collectively, the “2007 AE Supply Bonds”). See Note 6, “Debt,” for additional information.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 2.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report on Form 10-K”).
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
     A detailed discussion of certain factors affecting Allegheny’s risk profile is provided under the caption Item 1A, “Risk Factors,” in the 2006 Annual Report on Form 10-K. Additionally, certain risk factors with respect to which material changes have occurred since their disclosure in the 2006 Annual Report on Form 10-K are discussed under Item 1A, “Risk Factors.”

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
Key Indicators and Performance Factors
The Delivery and Services Segment
     Allegheny monitors the financial and operating performance of its Delivery and Services segment using a number of indicators and performance statistics, including the following:
     Revenue per MWh sold. This measure is calculated by dividing total revenues from retail sales of electricity by total MWhs sold to retail customers. Revenue per MWh sold during the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue per MWh sold	$59.56	$59.01	$59.80	$58.78
     Operations and maintenance costs (“O&M”). Management closely monitors and manages O&M in absolute terms, as well as in relation to total MWhs sold. O&M per MWh sold during the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
O&M per MWh sold	$7.68	$7.65	$7.65	$8.19
     Capital expenditures. Management prioritizes and manages capital expenditures to meet operational needs and regulatory requirements within available cash flow constraints.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following table provides retail electricity sales information.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Normal	2007	2006	Change	Normal	2007	2006	Change
Retail electricity sales (million kWhs)	N/A	11,164	11,026	1.3%	N/A	33,540	32,257	4.0%
HDD	97	62	113	(45.1)%	3,594	3,437	3,069	12.0%
CDD	561	666	606	9.9%	767	944	778	21.3%

(a)	Heating degree-days (“HDD”) and cooling degree-days (“CDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. HDD and CDD are most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and CDD is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following table shows kWhs generated, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station, EAFs and Station O&M related to the Generation and Marketing segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Supercritical Units:
kWhs generated (in millions)	10,226	10,535	(2.9)%	30,285	30,269	0.1%
EAF	87.5%	89.6%	(2.1)%	85.5%	86.2%	(0.7)%
Station O&M (in millions):
Base operations (a)	$23.5	$24.0	(2.1)%	$78.1	$74.3	5.1%
Special	14.9	14.2	4.9%	57.0	54.9	3.8%

Total Station O&M	$38.4	$38.2	0.5%	$135.1	$129.2	4.6%

All Generation Units:
kWhs generated (in millions)	12,640	12,798	(1.2)%	37,491	37,050	1.2%
EAF	86.5%	91.9%	(5.4)%	85.9%	88.8%	(2.9)%
Station O&M (in millions):
Base operations (a)	$36.7	$38.0	(3.4)%	$120.1	$116.6	3.0%
Special	16.5	15.6	5.8%	65.8	63.9	3.0%

Total Station O&M	$53.2	$53.6	(0.7)%	$185.9	$180.5	3.0%

(a)	Reflects the reclassification of certain fuel handling and residual disposal costs as described in Note 1, “Basis of Presentation,” to Allegheny’s Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
Income Summary

	Three Months Ended				Three Months Ended
	September 30, 2007				September 30, 2006
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
Operating revenues	$692.4	$581.1	$(426.9)	$846.6	$702.2	$488.6	$(374.2)	$816.6
Fuel	—	245.5	—	245.5	—	231.0	—	231.0
Purchased power and transmission	493.0	25.6	(424.7)	93.9	466.2	8.2	(372.4)	102.0
Deferred energy costs, net	2.3	1.3	—	3.6	(0.2)	—	—	(0.2)
Operations and maintenance	85.7	71.3	(2.2)	154.8	84.3	68.2	(1.8)	150.7
Depreciation and amortization	40.4	26.3	—	66.7	37.7	30.6	—	68.3
Taxes other than income taxes	33.9	19.7	—	53.6	33.5	20.2	—	53.7

Total operating expenses	655.3	389.7	(426.9)	618.1	621.5	358.2	(374.2)	605.5

Operating income	37.1	191.4	—	228.5	80.7	130.4	—	211.1
Other income and expenses, net	3.0	13.6	(1.8)	14.8	5.3	3.4	(0.8)	7.9
Interest expense and preferred dividends	18.2	43.3	(1.8)	59.7	20.2	47.0	(0.8)	66.4

Income from continuing operations before income taxes and minority interest	21.9	161.7	—	183.6	65.8	86.8	—	152.6
Income tax expense from continuing operations	9.1	58.1	—	67.2	22.0	18.9	—	40.9
Minority interest	—	1.4	—	1.4	—	1.0	—	1.0

Income from continuing operations	12.8	102.2	—	115.0	43.8	66.9	—	110.7
Loss from discontinued operations, net of tax	—	—	—	—	—	(0.5)	—	(0.5)

Net income	$12.8	$102.2	$—	$115.0	$43.8	$66.4	$—	$110.2

	Nine Months Ended				Nine Months Ended
	September 30, 2007				September 30, 2006
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
Operating revenues	$2,128.8	$1,630.9	$(1,239.0)	$2,520.7	$2,037.3	$1,409.8	$(1,062.6)	$2,384.5
Fuel	—	709.1	—	709.1	—	641.5	—	641.5
Purchased power and transmission	1,447.9	77.2	(1,231.5)	293.6	1,328.8	26.6	(1,057.1)	298.3
Gain on sale of OVEC power agreement and shares	—	—	—	—	—	(6.1)	—	(6.1)
Deferred energy costs, net	(0.5)	(5.6)	—	(6.1)	5.2	—	—	5.2
Operations and maintenance	256.6	256.8	(7.5)	505.9	264.2	248.6	(5.5)	507.3
Depreciation and amortization	121.7	87.7	—	209.4	113.3	91.0	—	204.3
Taxes other than income taxes	99.5	58.8	—	158.3	98.7	60.9	—	159.6

Total operating expenses	1,925.2	1,184.0	(1,239.0)	1,870.2	1,810.2	1,062.5	(1,062.6)	1,810.1

Operating income	203.6	446.9	—	650.5	227.1	347.3	—	574.4
Other income and expenses, net	10.4	21.8	(4.6)	27.6	16.5	11.5	(2.2)	25.8
Interest expense and preferred dividends	55.4	131.6	(4.6)	182.4	62.4	150.6	(2.2)	210.8

Income from continuing operations before income taxes and minority interest	158.6	337.1	—	495.7	181.2	208.2	—	389.4
Income tax expense from continuing operations	66.9	124.6	—	191.5	67.7	62.4	—	130.1
Minority interest	—	2.4	—	2.4	—	2.4	—	2.4

Income from continuing operations	91.7	210.1	—	301.8	113.5	143.4	—	256.9
Loss from discontinued operations, net of tax	—	—	—	—	—	(2.2)	—	(2.2)

Net income	$91.7	$210.1	$—	$301.8	$113.5	$141.2	$—	$254.7

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
     This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment under the heading “Allegheny Energy, Inc.—Discussion of Segment Results of Operations” below.
Operating Revenues
     Operating revenues increased $30.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	higher generation rates charged to Pennsylvania customers,

•	an increase in the weighted average “round-the-clock” price for power in Allegheny’s region of PJM Interconnection, LLC (“PJM”), the APS Zone, from $53.43 per MWh for the three months ended September 30, 2006 to $55.76 per MWh for the three months ended September 30, 2007 and increased net PJM capacity market revenues,

•	increased revenues related to the collection of an environmental control surcharge from the West Virginia retail customers of Monongahela and Potomac Edison, which began in April 2007,

•	increased transmission and distribution revenues due to increased CDD, increased customer load and the expiration of a Maryland customer choice credit,

•	partially offset by a 1.2% decrease in total MWhs generated and the settlement of certain existing cash flow hedges in 2006.
     Operating revenues increased $136.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	higher generation rates charged to Pennsylvania customers,

•	an increase in the weighted average “round-the-clock” price for power in Allegheny’s region of PJM, the APS Zone, from $49.72 per MWh for the nine months ended September 30, 2006 to $54.81 per MWh for the nine months ended September 30, 2007 and increased net PJM capacity market revenues,

•	increased revenues related to the collection of the environmental control surcharge from the West Virginia retail customers of Monongahela and Potomac Edison, which began in April 2007,

•	increased transmission and distribution revenues due to increases in HDD and CDD, increased customer load and the expiration of a Maryland customer choice credit and

•	a 1.2% increase in total MWhs generated.
Operating Income
     Operating income increased $17.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	the $30.0 million increase in operating revenues discussed above and

•	an $8.1 million decrease in purchased power and transmission expense, primarily due to the May 2007 expiration of a power sale agreement related to the sale of the Ohio service territory that was partially offset by increased costs to purchase power at market-based rates to serve Virginia customers,

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	partially offset by a $14.5 million increase in fuel expense and a $4.1 million increase in operations and maintenance expense due to a $4.6 million contingent fee relating to a consulting project.
     Fuel expense increased primarily due to higher coal and natural gas costs and an increase in emission allowance expense. The higher coal costs were primarily due to an increase in the average price of coal that was partially offset by a decrease in the amount of coal burned and a $6.7 million increase in the annual physical inventory adjustment. The amount of coal burned was lower due to lower total MWhs generated. The higher natural gas costs resulted from an increase in the amount of natural gas burned. The increase in the amount of gas burned was due to an increase in the dispatch of Allegheny’s gas-fired generation facilities.
     Operating income increased $76.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	the $136.2 million increase in operating revenues discussed above and

•	an $11.3 million change in deferred energy costs, net, representing a net credit to expense for energy costs incurred but not yet recovered in rates, related primarily to the May 22, 2007 Public Service Commission of West Virginia (the “West Virginia PSC”) rate order (the “West Virginia Rate Order”), which, effective May 23, 2007, allows certain costs to be deferred and recovered in future customer rates, and a greater net credit to expense for deferred energy costs related to the AES Warrior Run Maryland generation facility,

•	partially offset by a $67.6 million increase in fuel expense.
     Fuel expense increased primarily due to higher coal and natural gas costs. The higher coal costs were primarily due to an increase in the average price of coal that was partially offset by a $6.7 million increase in the annual physical inventory adjustment. The higher natural gas costs resulted from an increase in the amount of natural gas burned. The increase in the amount of gas burned was due to an increase in the dispatch of Allegheny’s gas-fired generation facilities.
     For additional information regarding the West Virginia Rate Order, see the “Regulatory Matters” section of Management’s Discussion and Analysis (“MD&A”) below and Note 8, “Rates and Regulation.” For additional information regarding deferred costs related to the AES Warrior Run generation facility see “Deferred Energy Costs, Net,” below.
Income from Continuing Operations Before Income Taxes and Minority Interest
     Income from continuing operations before income taxes and minority interest increased $31.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	the $17.4 million increase in operating income discussed above,

•	a $6.9 million increase in other income and expenses, net, primarily due to an $8.4 million gain relating to an exchange transaction involving La Paz, Arizona real estate and

•	a $6.7 million decrease in interest expense and preferred dividends of Monongahela, primarily due to lower average debt outstanding, increased capitalization of interest and the discontinuance of interest expense related to the Merrill Lynch litigation as a result of a favorable appellate court ruling, partially offset by increased interest expense associated with the April 2007 issuance of environmental control bonds.
     Income from continuing operations before income taxes and minority interest increased $106.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	the $76.1 million increase in operating income discussed above and

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	a $28.4 million decrease in interest expense and preferred dividends of Monongahela, primarily due to lower average debt outstanding, increased capitalization of interest and the discontinuance of interest expense related to the Merrill Lynch litigation as a result of a favorable appellate court ruling partially offset by increased interest expense associated with the April 2007 issuance of environmental control bonds.
     See Note 19, “Commitments and Contingencies,” for additional information on the appellate court ruling.
Income Tax Expense
     See Note 5, “Income Taxes,” for a reconciliation of income tax expense to income tax expense calculated at the federal statutory rate of 35%.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:
Delivery and Services
     The following table provides retail electricity sales information.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Normal	2007	2006	Change	Normal	2007	2006	Change
Retail electricity sales (million kWhs)	N/A	11,164	11,026	1.3%	N/A	33,540	32,257	4.0%
HDD	97	62	113	(45.1)%	3,594	3,437	3,069	12.0%
CDD	561	666	606	9.9%	767	944	778	21.3%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Retail electric:
Generation	$454.5	$435.5	$1,354.9	$1,266.8
Transmission	41.0	40.7	123.9	119.9
Distribution	169.4	174.4	527.0	509.3

Total retail electric	664.9	650.6	2,005.8	1,896.0

Transmission services and bulk power	17.5	41.8	91.8	115.7
Other affiliated and nonaffiliated energy services	10.0	9.8	31.2	25.6

Total operating revenues	$692.4	$702.2	$2,128.8	$2,037.3

     Retail electric revenues increased $14.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	a $19.0 million increase in generation revenues, primarily due to a $13.4 million increase resulting from higher generation rates charged to Pennsylvania customers and a $9.6 million increase related to the West Virginia Rate Order, which approved an increase in generation rates charged to customers,

•	partially offset by a $4.7 million decrease in transmission and distribution (“T&D”) revenues, primarily due to a $12.4 million decrease related to rates resulting from the West Virginia Rate Order, which was partially offset by a $4.2 million increase due to the expiration of a Maryland customer choice credit and a $3.9 million increase due to increased customer load.
     Retail electric revenues increased $109.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	an $88.1 million increase in generation revenues, primarily due to a $39.0 million increase resulting from higher generation rates charged to Pennsylvania customers, a $13.7 million increase from the West Virginia Rate Order, which approved an increase in generation rates charged to customers, and a $26.5 million increase due to increased customer load from increases in HDD and CDD and

•	a $21.7 million increase in T&D revenues, primarily due to a $32.6 million increase from increased customer load and a $4.5 million increase due to the expiration of a Maryland customer choice credit, partially offset by a $19.1 million decrease as a result of the West Virginia Rate Order.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Transmission services and bulk power revenues decreased $24.3 million and $23.9 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily due to the May 2007 expiration of a fixed price power supply agreement to serve Monongahela’s former Ohio service territory.
     Other affiliated and nonaffiliated energy services revenues increased $5.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to the deferral of revenue on certain fiber optic agreements during the first quarter of 2006 and the impact of regulatory activities related to certain transmission contracts.
Operating Expenses
     Purchased Power and Transmission: Purchased power and transmission represents the Distribution Companies’ power purchases from other companies (primarily AE Supply), as well as purchases from Monongahela and qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Purchased power and transmission consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Other purchased power and transmission	$457.4	$412.5	$1,330.0	$1,175.9
From PURPA generation	35.6	53.7	117.9	152.9

Total purchased power and transmission	$493.0	$466.2	$1,447.9	$1,328.8

     West Penn and Potomac Edison have power purchase agreements with AE Supply, under which AE Supply provides West Penn and Potomac Edison with the majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. In addition, through December 31, 2006, Potomac Edison had a power purchase agreement with AE Supply under which AE Supply provided Potomac Edison with the power necessary to meet its West Virginia load obligation at a fixed rate. In connection with the Asset Swap, Monongahela assumed the obligation to supply power to serve Potomac Edison’s West Virginia load. Thus, effective January 1, 2007, Potomac Edison purchases the power necessary to service its West Virginia customers from Monongahela’s Generation and Marketing segment at a prorated share of overall Monongahela generation costs and associated revenue. Effective with the institution under the 2007 West Virginia Rate Order of the Expanded Net Energy Cost (“ENEC”) method of recovering net power supply costs for Allegheny’s West Virginia service territory, the amount charged to Potomac Edison reflects the adjustment for over and/or under recovery. See the “Regulatory Matters” section of MD&A below and Note 8, “Rates and Regulation,” for additional information.
     Through December 31, 2006, to facilitate the economic dispatch of its generation, Monongahela sold the power that it generated from its West Virginia jurisdictional assets to AE Supply at PJM market prices and purchased from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load. Effective January 1, 2007, Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to meet its West Virginia jurisdictional customer load and its contractual obligations. The net revenue from these PJM purchases and sales is reflected in wholesale and other revenues, net within the Generation and Marketing segment. See Note 4, “Asset Swap,” for additional information.
     Other purchased power and transmission increased $44.9 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	a $35.2 million increase due to market-based rates in Virginia beginning July 1, 2007 (See Note 8, “Rates and Regulation,” for additional information regarding market-based rates in Virginia),

•	a $13.4 million increase, primarily due to a net increase in the price of purchased power from AE Supply for Pennsylvania customers and

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	an $8.1 million increase due to the West Virginia Rate Order, which approved an increase in generation rates charged to customers (such increases result in greater costs to the Delivery and Services segment and greater revenues to the Generation and Marketing segment),

•	partially offset by a $14.7 million decrease due to the expiration of a contract to supply power for Monongahela’s former Ohio electric service territory through May 2007.
     Other purchased power and transmission increased $154.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	a $61.8 million increase, primarily due to increased purchased power volume as a result of increases in HDD and CDD and increased customer load,

•	a $39.0 million increase, primarily due to a net increase in the price of purchased power from AE Supply for Pennsylvania customers, which is passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	a $35.2 million increase due to market-based rates in Virginia beginning July 1, 2007 (See Note 8, “Rates and Regulation,” for additional information regarding market-based rates in Virginia),

•	a $16.6 million increase due to the January 1, 2007 power supply agreement between Potomac Edison and Monongahela discussed above (Monongahela’s revenues relating to this agreement are included in the Generation and Marketing segment) and

•	an $11.6 million increase due to the West Virginia Rate Order, which approved an increase in generation rates charged to customers (such increases result in greater costs to the Delivery and Services segment and greater revenues to the Generation and Marketing segment),

•	partially offset by a $9.9 million decrease due to the expiration of a contract to supply power for Monongahela’s former Ohio electric service territory through May 2007.
     Purchased power and transmission from PURPA generation decreased $18.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to a $14.8 million decrease in purchased power from PURPA as a result of a January 1, 2007 transfer of Monongahela’s PURPA contracts from the Delivery and Services segment to the Generation and Marketing segment.
     Purchased power and transmission from PURPA generation decreased $35.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to a $48.8 million decrease in purchased power from PURPA as a result of a January 1, 2007 transfer of Monongahela’s PURPA contracts from the Delivery and Services segment to the Generation and Marketing segment, partially offset by an increase in purchased power due to outages at the AES Warrior Run generation facility during the nine months ended September 30, 2006 that did not recur during the nine months ended September 30, 2007.
     Deferred Energy Costs, Net: Deferred energy costs, net represents a component of expense to reconcile the period in which increases or decreases in certain energy costs are incurred to the period in which such costs are recovered in rates. Deferred energy costs relate to the following:

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
AES Warrior Run PURPA Generation
     To satisfy certain of its obligations under PURPA, Potomac Edison entered into a long-term contract beginning July 1, 2000 to purchase capacity and energy from the AES Warrior Run PURPA generation facility through the beginning of 2030. Potomac Edison is authorized by the Maryland Public Service Commission (the “Maryland PSC”) to recover all contract costs from the AES Warrior Run PURPA generation facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, by means of a retail revenue surcharge (the “AES Warrior Run Surcharge”). Any under-recovery or over-recovery of net costs is being deferred pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge.
Market-based Maryland Generation Costs
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
     Deferred energy costs, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Deferred energy costs, net	$2.3	$(0.2)	$(0.5)	$5.2
     The $2.5 million change in deferred energy costs, net for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 represents a net expense, primarily related to the AES Warrior Run PURPA generation facility.
     The $5.7 million change in deferred energy costs, net for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 represents a net credit to expense, primarily related to the AES Warrior Run PURPA generation facility and market-based generation costs.
     Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Operations and maintenance	$85.7	$84.3	$256.6	$264.2
     Operations and maintenance expenses increased $1.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	a $5.7 million increase in outside services expense, primarily due to a $4.6 million contingent fee relating to a consulting project and increased legal fees and

•	a $1.0 million increase in labor and overhead expense due to a decrease in capitalized labor,

•	partially offset by a $2.8 million decrease due to reduced claim reserves and a $2.3 million decrease in contractor services.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Operations and maintenance expenses decreased $7.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	a $9.0 million decrease in contractor services and

•	a $2.7 million decrease due to reduced claim reserves,

•	partially offset by a $5.1 million increase in outside services expense, primarily due to a $4.6 million contingent fee relating to a consulting project and increased legal fees.
     Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Depreciation and amortization	$40.4	$37.7	$121.7	$113.3
     Depreciation and amortization expenses increased $2.7 million and $8.4 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily due to increased depreciation resulting from net property, plant and equipment additions, amortization of regulatory assets and the West Virginia Rate Order, which shortened the depreciable lives of certain T&D assets.
Other Income and Expenses, Net
     Other income and expenses, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Other income and expenses, net	$3.0	$5.3	$10.4	$16.5
     Other income and expenses, net, decreased $2.3 million and $6.1 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily as a result of decreased interest income on investments due to lower investment balances.
Interest Expense and Preferred Dividends:
     Interest expense and preferred dividends were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Interest expense and preferred dividends	$18.2	$20.2	$55.4	$62.4
     Interest expense and preferred dividends decreased $2.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to lower average debt outstanding.
     Interest expense and preferred dividends decreased $7.0 million for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006, primarily due to lower average debt outstanding and the write-off of prior deferred financing costs during the nine months ended September 30, 2006 that did not recur during the nine months ended September 30, 2007.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
     The effective tax rate for the three months ended September 30, 2007 was 41.2% and was higher than the federal statutory tax rate of 35%, primarily due to state income taxes, which accounted for an increase of approximately 2.2% and the rate-making effects of depreciation differences, which accounted for an increase of approximately 4.0%.
     The effective tax rate for the three months ended September 30, 2006 was 33.3% and was lower than the federal statutory tax rate of 35%, primarily due to state income tax benefits related to West Virginia consolidated tax savings.
     The effective tax rate for the nine months ended September 30, 2007 was 42.1% and was higher than the federal statutory tax rate of 35%, primarily due to state income taxes, which accounted for an increase of approximately 2.9%, the rate-making effects of depreciation differences, which accounted for an increase of approximately 2.6% and additional reserves booked in relation to uncertain tax positions under FIN 48, which accounted for an increase of approximately 1.2%.
     The effective tax rate for the nine months ended September 30, 2006 was 37.2% and was higher than the federal statutory tax rate of 35%, primarily due to state income taxes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Generation and Marketing
     The following table provides electricity sales information, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Generation (million kWhs)	12,640	12,798	(1.2)%	37,491	37,050	1.2%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Revenue from affiliates	$424.7	$372.4	$1,231.5	$1,057.0
Wholesale and other revenue, net (a)	156.4	116.2	399.4	352.8

Total revenues	$581.1	$488.6	$1,630.9	$1,409.8

(a)	Amounts are net of energy trading gains and losses as described in Note 12, “Derivative Instruments and Hedging Activities.” Energy trading gains (losses) are presented in the wholesale and other revenues table below.
     Revenue from affiliates: Revenue from affiliates results primarily from the sale of power to the Distribution Companies.
     AE Supply provides Potomac Edison and West Penn with a majority of the power necessary to meet their PLR obligations under power sales agreements that have both fixed-price and market-based pricing components. In addition, through December 31, 2006, AE Supply had a power sales agreement with Potomac Edison to provide the power necessary to meet Potomac Edison’s West Virginia load obligation at a fixed rate. In connection with the Asset Swap, Monongahela assumed the obligation to supply power to serve Potomac Edison’s West Virginia load. Thus, effective January 1, 2007, Potomac Edison purchases the power necessary to service its West Virginia customers from Monongahela at a prorated share of overall Monongahela generation costs and associated revenue. Effective with the institution under the 2007 West Virginia Rate Order of the ENEC for Allegheny’s West Virginia service territory, the amount charged to Potomac Edison reflects the adjustment for over and/or under recovery. See the “Regulatory Matters” section of MD&A below and Note 8, “Rates and Regulation,” for additional information.
     Through December 31, 2006, to facilitate the economic dispatch of its generation, Monongahela sold the power that it generated from its West Virginia jurisdictional assets to AE Supply at PJM market prices and purchased from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load. AE Supply recorded these transactions with Monongahela as either affiliated revenue or affiliated purchased power and transmission expense, depending on energy requirements as determined on an hourly basis. Effective January 1, 2007, Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to meet its West Virginia jurisdictional customer load and its contractual obligations. The net revenue from these PJM purchases and sales is reflected in wholesale and other revenues, net. See Note 4, “Asset Swap,” for additional information.
     The average rate at which the Generation and Marketing segment sold power to the Distribution Companies was $39.69 and $35.17 per MWh for the three months ended September 30, 2007 and 2006, respectively, and $37.98 and $34.90 per MWh for the nine months ended September 30, 2007 and 2006, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Revenue from affiliates increased $52.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	a $30.6 million increase as a result of higher prices during the third quarter 2007 due to a new power sales agreement with Potomac Edison effective July 1, 2007 that were partially offset by decreased sales volumes for certain of Potomac Edison’s customers in Virginia,

•	a $23.9 million increase in Monongahela’s West Virginia affiliated revenues due to an increase in sales volume and price, including a $14.8 million increase reflecting the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment, causing a corresponding increase in both revenues and purchased power, and a $5.3 million increase due to the West Virginia Rate Order, which increased generation rates charged to customers (such increases result in greater costs to the Delivery and Services segment and greater revenues to the Generation and Marketing segment),

•	a $13.4 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	a $5.4 million increase in Potomac Edison’s affiliated revenues due to the assignment, in connection with the Asset Swap, of AE Supply’s below-market power supply agreement to serve Potomac Edison’s West Virginia load obligations, as a result of which, Potomac Edison now purchases the power necessary to service its West Virginia customers from Monongahela at rates that are greater than the rates under the AE Supply agreement at a prorated share of overall Monongahela generation costs,

•	increased sales volumes as a result of increased CDD and increased customer load,

•	partially offset by a $9.4 million decrease related to decreased sales volumes that was partially offset by higher contractual rates for certain of Potomac Edison’s customers in Maryland and

•	a $6.0 million decrease in ancillary service revenues from the Delivery and Services segment due to a contract expiration.
     Revenue from affiliates increased $174.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	a $67.5 million increase in Monongahela’s West Virginia affiliated revenues due to an increase in sales volume and price, including a $48.8 million increase reflecting the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment, causing a corresponding increase in both revenues and purchased power, and a $7.5 million increase due to the West Virginia Rate Order, which increased generation rates charged to customers (such increases result in greater costs to the Delivery and Services segment and greater revenues to the Generation and Marketing segment),

•	a $39.0 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	a $30.6 million increase as a result of higher prices during the third quarter 2007 due to a new power sales agreement with Potomac Edison effective July 1, 2007 that were partially offset by decreased sales volumes for certain of Potomac Edison’s customers in Virginia,

•	a $28.4 million increase in Potomac Edison’s affiliated revenues due to the assignment, in connection with the Asset Swap, of AE Supply’s below-market power supply agreement to serve Potomac Edison’s West Virginia load obligations, as a result of which, Potomac Edison now purchases from Monongahela the power necessary to service its West Virginia customers at rates that are greater than the rates under the AE Supply agreement at a prorated share of overall Monongahela generation costs,

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	a $12.5 million increase related to higher contractual rates with increased sales volumes for certain of Potomac Edison’s customers in Maryland and

•	increased sales volumes as a result of increases in HDD and CDD and increased customer load,

•	partially offset by a $13.5 million decrease in ancillary service revenues from the Delivery and Services segment due to a contract expiration.
     Wholesale and other revenues, net: The table below describes the significant components of wholesale revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
PJM Revenue:
Generation sold into PJM	$623.4	$550.5	$1,862.0	$1,601.2
Power purchased from PJM	(487.5)	(429.2)	(1,495.9)	(1,261.2)

Net	135.9	121.3	366.1	340.0
Cash flow hedges and trading activities:
Realized gains (losses)	5.4	(14.1)	4.3	(18.7)
Unrealized gains	2.8	8.5	4.4	26.8

Net	8.2	(5.6)	8.7	8.1
Fort Martin Scrubber surcharge	6.1	—	11.6	—
Other revenues	6.2	0.5	13.0	4.7

Total wholesale and other revenues	$156.4	$116.2	$399.4	$352.8

     Wholesale and other revenues increased $40.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	an increase in net PJM revenues of $14.6 million,

•	a $13.8 million increase related to cash flow hedges and trading activities due to decreasing PJM market prices subsequent to the transaction of certain cash flow hedges and the settlement of certain existing cash flow hedges in 2006,

•	a $6.1 million increase relating to an environmental control surcharge that Monongahela and Potomac Edison impose on their West Virginia retail customers following the April 2007 Fort Martin Scrubber securitization financing (See Note 6, “Debt” for additional information regarding the securitization transaction) and

•	a $5.7 million increase in other revenues as a result of increased sales related to load-following contracts.
     The increase in net PJM revenues was due to higher revenues from generation sold into PJM, partially offset by an increase in power purchased from PJM. Revenues from generation sold into PJM were higher, primarily due to an increase in the market price of power, increased PJM capacity market revenues and an increase in the dispatch of gas-fired generation facilities as a result of higher market prices for electricity, offset by a decrease in MWhs generated due to a decrease in supercritical plant availability. Power purchased from PJM increased due to an increase in the market price of power, increased sales volume from the Distribution Companies due to increases in CDD, increased customer load, increased sales volumes for certain of Potomac Edison’s customers in Maryland and Virginia and the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment, partially offset by the expiration of certain contracts to provide ancillary load services.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Wholesale and other revenues increased $46.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	an increase in net PJM revenues of $26.1 million,

•	an $11.6 million increase relating to an environmental control surcharge that Monongahela and Potomac Edison impose on their West Virginia retail customers following the April 2007 Fort Martin Scrubber securitization financing and

•	an $8.3 million increase in other revenues as a result of increased sales related to load-following contracts.
     See Note 6, “Debt” for additional information regarding the securitization transaction.
     The increase in net PJM revenues was due to higher revenues from generation sold into PJM, partially offset by an increase in power purchased from PJM. Revenues from generation sold into PJM were higher, primarily due to an increase in the market price of power, increased net PJM capacity market revenues and an increase in the dispatch of gas-fired generation facilities as a result of higher market prices for electricity, which resulted in increased MWhs generated, partially offset by reduced revenues due to the March 2006 assignment of AE Supply’s rights to generation from OVEC in connection with the sale of a portion of AE’s equity interest in OVEC. Power purchased from PJM increased due to an increase in the market price of power, increased sales volume from the Distribution Companies due to increases in HDD and CDD, increased customer load, increased sales volumes for certain of Potomac Edison’s customers in Maryland and Virginia and the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment, partially offset by the expiration of certain contracts to provide ancillary load services.
     Fair Value of Contracts: Allegheny qualifies certain of its commodity contracts under the “normal purchase and normal sale” scope exception under SFAS No. 133. As a result, Allegheny accounts for these contracts under the accrual method, rather than marking these contracts to market value. Allegheny uses derivative accounting for energy contracts that do not qualify under the scope exception. These energy contracts are recorded at fair value, which represents the net unrealized gain and loss on open positions, in the Consolidated Balance Sheets, after applying the appropriate counterparty netting agreements. The realized and unrealized revenues from energy trading activities are recorded on a net basis in “Operating revenues” in the Consolidated Statements of Operations. The fair value of the remaining trading portfolio consists primarily of interest rate swap agreements and commodity cash flow hedges as of September 30, 2007. Changes in the fair value of the commodity cash flow hedges are reflected in other comprehensive income.
     At September 30, 2007, the fair values of derivative contract assets and liabilities were $7.0 million and $24.2 million, respectively. At December 31, 2006, the fair values of derivative contract assets and liabilities were $1.5 million and $24.0 million, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following table disaggregates the net fair values of derivative contract assets and liabilities, based on the underlying market price source and the contract settlement periods. The table excludes non-derivatives such as AE Supply’s generation assets, PLR requirements and SFAS No. 133 scope exceptions under the normal purchase and normal sale election:

	Fair value of contracts at September 30, 2007
	Settlement by:
Classification of contracts by source of fair value (In millions)	2007	2008	2009	2010	2011	Total
Prices actively quoted	$3.6	$(8.0)	$(5.7)	$(5.4)	$(1.7)	$(17.2)
Prices provided by other external sources	—	—	—	—	—	—
Prices based on models	—	—	—	—	—	—

Total	$3.6	$(8.0)	$(5.7)	$(5.4)	$(1.7)	$(17.2)

     The fair value of AE Supply’s contracts that are scheduled to settle by December 31, 2007 was a net asset of $3.6 million, primarily related to gains associated with cash flow hedges. The fair value for 2009 and beyond solely relates to interest rate swaps.
     See Note 12, “Derivative Instruments and Hedging Activities,” for additional information.
     Changes in Fair Value: Net unrealized gains of $2.8 million and $4.4 million for the three and nine months ended September 30, 2007, respectively, were recorded on the Consolidated Statements of Operations in “Operating revenues” to reflect the change in fair value of the derivative contracts. The following table provides a summary of changes in the net fair value of AE Supply’s derivative contracts:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2007	September 30, 2007
Net fair value of derivative contract liabilities at July 1 and January 1, respectively	$(15.8)	$(22.5)
Changes in fair value of cash flow hedges	(4.2)	0.9
Unrealized gains on contracts, net	2.8	4.4

Net fair value of derivative contract liabilities at September 30	$(17.2)	$(17.2)

     As shown in the table above, the net fair value of Allegheny’s derivative contracts decreased by $1.4 million during the three months ended September 30, 2007 and increased by $5.3 million during the nine months ended September 30, 2007. The change in the fair values was primarily due to changes in the fair values of commodity contracts and settlement of existing derivative contracts.
     Operating Expenses
     Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Fuel	$245.5	$231.0	$709.1	$641.5
     Total fuel expense increased by $14.5 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to a $6.6 million increase in natural gas expense, a $3.2 million increase in coal expense and a $3.9 million increase in emission allowance expense. The increase in natural gas expense was primarily due to a 1.2 million decatherm increase in the amount of natural gas burned. The increase in the amount of natural gas burned was primarily due to an increase in the dispatch of gas-fired generation facilities

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
as a result of higher market prices for power. The increase in coal expense was primarily due to an increase in the average price of coal of $3.18 per ton, partially offset by a decrease in total MWhs generated and a $6.7 million increase in the annual physical inventory adjustment.
     Total fuel expense increased by $67.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to a $35.6 million increase in coal expense and a $25.8 million increase in natural gas expense. The increase in coal expense was primarily due to an increase in the average price of coal of $2.57 per ton, partially offset by a $6.7 million increase in the annual physical inventory adjustment. The increase in natural gas expense was primarily due to a 3.4 million decatherm increase in the amount of natural gas burned. The increase in the amount of natural gas burned was primarily due to an increase in the dispatch of gas-fired generation facilities as a result of higher market prices for power.
     Purchased Power and Transmission: Purchased power and transmission expenses, including purchases from qualifying facilities under PURPA, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Other purchased power and transmission	$10.8	$8.2	$28.4	$26.6
From PURPA generation	14.8	—	48.8	—

Total purchased power and transmission	$25.6	$8.2	$77.2	$26.6

     Purchased power and transmission expenses increased $17.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to a $14.8 million increase in purchased power from PURPA as a result of a January 1, 2007 transfer of Monongahela’s PURPA contracts from the Delivery and Services segment to the Generation and Marketing segment.
     Purchased power and transmission expenses increased $50.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to a $48.8 million increase in purchased power from PURPA as a result of a January 1, 2007 transfer of Monongahela’s PURPA contracts from the Delivery and Services segment to the Generation and Marketing segment.
     Gain on Sale of OVEC Power Agreement and Shares: On December 31, 2004, AE sold a 9% equity interest in the OVEC to Buckeye Power Generating, LLC. The gains on sale of OVEC power agreement and shares were $6.1 million for the nine months ended September 30, 2006, and represent the release of proceeds due to the fulfillment of certain post-closing commitments.
     Deferred Energy Costs, Net: Deferred energy costs, net represents a component of expense to reconcile the period in which increases or decreases in certain energy costs are incurred to the period in which such costs are recovered in rates. Deferred energy costs relate to the following:
          Expanded Net Energy Cost (“ENEC”)
     The May 22, 2007 West Virginia Rate Order re-established an annual ENEC method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues will be tracked for under and/or over recoveries, and new ENEC rate filings will be made on an annual basis. Any under and/or over recovery of costs, net of related revenues, will be deferred, for subsequent recovery or refund via a customer surcharge, as a regulatory asset or regulatory liability with the corresponding impact on the Consolidated Statements of Operations reflected within “Deferred energy costs, net.” See the “Regulatory Matters” section of MD&A below and Note 8, “Rates and Regulation,” for additional information.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Grant Town PURPA generation facility
     Monongahela acquires energy from the Grant Town PURPA generation facility in West Virginia. The West Virginia PSC approved an amendment to the Electric Energy Purchase Agreement between Monongahela and American Bituminous Power Partners, L.P., the owners of the Grant Town PURPA generation facility, in April 2006. The amendment provided for an increase in the price of energy that Monongahela is acquiring until 2017. The West Virginia PSC authorized Monongahela to institute a temporary surcharge designed to recover the increase in costs from West Virginia customers, as well as a deferred accounting mechanism by which actual aggregate amounts of the incremental cost increase were tracked and reconciled by comparison to the aggregate amounts recovered from West Virginia customers through the temporary surcharge. As a result of the West Virginia Rate Order, the increase in costs discussed above are included in the ENEC. See the “Regulatory Matters” section of MD&A below and Note 8, “Rates and Regulation,” for additional information.
     Deferred energy costs, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Deferred energy costs, net	$1.3	$—	$(5.6)	$—
     The $1.3 million change in deferred energy costs, net for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and the $5.6 million change in deferred energy costs, net for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily related to the implementation of the ENEC.
     Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Operations and maintenance	$71.3	$68.2	$256.8	$248.6
     Operations and maintenance expenses increased $3.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to:
•	an $8.1 million reduction in estimated site remediation costs associated with a previously terminated generation project, which did not recur during 2007 and

•	a $0.9 million increase in special maintenance expense due to the timing of maintenance outages,

•	partially offset by a $6.5 million reduction in estimated site remediation costs associated with an ash disposal site.
     Operations and maintenance expenses increased $8.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to:
•	a $6.4 million reversal of a guarantee liability during the first quarter of 2006 associated with the Hunlock Creek Energy Ventures partnership, which did not recur during 2007 and

•	an $8.1 million reduction in estimated site remediation costs associated with a previously terminated generation project during the third quarter of 2006, which did not recur during 2007,

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	partially offset by a $6.5 million reduction in estimated site remediation costs associated with an ash disposal site.
     Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Depreciation and amortization	$26.3	$30.6	$87.7	$91.0
     Depreciation and amortization expenses decreased $4.3 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily due to the West Virginia Rate Order, which extended the depreciable lives of regulated generating assets, partially offset by increased depreciation resulting from net property, plant and equipment additions.
     Taxes Other than Income Taxes: Taxes other than income taxes primarily includes West Virginia business and occupation taxes, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Taxes other than income taxes	$19.7	$20.2	$58.8	$60.9
     Taxes other than income taxes decreased $2.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to a $1.4 million decrease in capital stock and franchise taxes due to a favorable audit settlement during the second quarter of 2007.
Other Income and Expenses, Net
     Other income and expenses, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Other income and expenses, net	$13.6	$3.4	$21.8	$11.5
     Other income and expenses, net, increased $10.2 million and $10.3 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily due to an $8.4 million gain relating to an exchange transaction involving La Paz, Arizona real estate during the third quarter of 2007.
Interest Expense and Preferred Dividends
     Interest expense and preferred dividends were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Interest expense and preferred dividends	$43.3	$47.0	$131.6	$150.6
     Interest expense and preferred dividends decreased $3.7 million and $19.0 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily due to lower average debt outstanding, increased capitalization of interest and the discontinuance of interest expense related to the Merrill Lynch litigation as a result of a favorable appellate court ruling (See Note 19, “Commitments and Contingencies,” for additional information regarding this litigation). These increases were

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
partially offset by increased interest expense associated with the April 2007 issuance of environmental control bonds.
Income Tax Expense
     The effective tax rate for the three months ended September 30, 2007 was 36.0% and was higher than the federal statutory tax rate of 35%, primarily due to state income taxes, which accounted for an increase of approximately 3.0%, partially offset by an additional benefit for Pennsylvania net operating losses recorded in the third quarter of 2007, which accounted for a reduction of approximately 2.0%.
     The effective tax rate for the three months ended September 30, 2006 was 21.8% and was lower than the federal statutory tax rate of 35% primarily due to Pennsylvania net operating loss benefits recorded as a result of a change in a Pennsylvania tax law.
     The effective tax rate for the nine months ended September 30, 2007 was 37.0% and was higher than the federal statutory tax rate of 35%, primarily due to state income taxes, which accounted for an increase of approximately 3.3%, partially offset by an additional benefit for Pennsylvania net operating losses recorded in the third quarter, which accounted for a reduction of approximately 1.3%.
     The effective tax rate for the nine months ended September 30, 2006 was 30.0% and was lower than the federal statutory tax rate of 35%, primarily due to Pennsylvania net operating loss benefits recorded as a result of a change in a Pennsylvania tax law.
Minority Interest
     Minority interest, which primarily represents equity interest in AE Supply, was $1.4 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $2.4 million for the nine months ended September 30, 2007 and 2006.
Discontinued Operations
     Losses from discontinued operations of $0.5 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, relate to assets associated with AE Supply’s Gleason generation facility, which were sold during 2006.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES
Liquidity and Capital Requirements
     To meet cash needs for operating expenses, the payment of interest, retirement of debt and construction programs, Allegheny has historically used internally generated funds (net cash provided by operations less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans and lease arrangements. Certain AE subsidiaries also utilize short-term borrowings through Allegheny’s internal money pool (as described below). The timing and amount of external financings depend primarily upon economic and financial market conditions and Allegheny’s cash needs and capital structure objectives. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and upon market conditions.
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
     In September 2007, AE Supply amended its credit facility to increase the size of its revolving credit facility from $200 million to $400 million.
     At September 30, 2007, Allegheny’s total borrowing capacity under AE and AE Supply’s revolving credit facilities and the use of this borrowing capacity were as follows:

	Total		LOC’s		Available
(In millions)	Capacity	Borrowed	Issued		Capacity
AE Revolving Credit Facility	$400.0	$—	$6.7	(a)	$393.3
AE Supply Revolving Facility	400.0	—	—		400.0

Total	$800.0	$—	$6.7		$793.3

(a)	This amount represents a letter of credit issued in connection with a contractual obligation of Allegheny Ventures that expires in July 2008. AE Supply also has a $2.5 million letter of credit outstanding that expires in February 2008 that was not issued under either AE’s revolving credit facility or AE Supply’s revolving credit facility.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Allegheny’s consolidated capital structure, excluding minority interest, as of September 30, 2007 and December 31, 2006, was as follows:

	September 30, 2007		December 31, 2006
(In millions)	Amount		Amount
Debt	$3,957.7	62.0%	$3,585.2	63.0%
Common equity	2,420.8	38.0%	2,080.4	36.6%
Preferred equity (a)	—	—%	24.0	0.4%

Total	$6,378.5	100.0%	$5,689.6	100.0%

(a)	On September 4, 2007, Monongahela redeemed all of the shares of its Cumulative Preferred Stock. See Note 7, “Preferred Stock Redemption” for additional information.
Long-Term Debt and Contractual Obligations
     In April 2007, MP Environmental Funding LLC, an indirect subsidiary of Monongahela, and PE Environmental Funding LLC, an indirect subsidiary of Potomac Edison, issued $344 million and $115 million, respectively, of Senior Secured Sinking Fund Environmental Control Bonds, Series A. These bonds securitize the right to collect an environmental control surcharge that Monongahela and Potomac Edison impose on their retail customers in West Virginia. The bonds were issued in several tranches with interest rates ranging from 4.98% to 5.52% and maturities ranging from July 2014 to July 2027. Net proceeds from the sale of the bonds are non-current restricted funds and will be used to fund the majority of costs to construct and install Scrubbers at Fort Martin.
     On October 22, 2007, at the request of AE Supply, Pleasants County, West Virginia and Harrison County, West Virginia issued $142 million of tax-exempt pollution control refunding bonds and $73.5 million of tax-exempt solid waste disposal refunding bonds, respectively (collectively, the “2007 AE Supply Bonds”). The 2007 AE Supply Bonds were issued to provide funds to repay pollution control and solid waste disposal bonds previously issued by these counties to finance certain facilities at Allegheny’s Pleasants and Harrison generating facilities. Each series of 2007 AE Supply Bonds has a 30-year maturity and a 10-year call provision, and the weighted average interest rate of the 2007 AE Supply Bonds is 5.34%. Each series of 2007 AE Supply Bonds will be payable solely from payments to be made under a corresponding note from AE Supply.
     See Note 6, “Debt,” for additional information and details regarding Allegheny’s debt. See also Item 8, Note 4, “Capitalization,” in the 2006 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancings and other debt issuances and repayments.
     AE has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2006 Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
     AE has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Other Matters Concerning Liquidity and Capital Requirements
     On October 4, 2007, the Board of Directors of AE declared a cash dividend of $0.15 per share on AE’s common stock. The dividend is payable on December 17, 2007 to shareholders of record on December 3, 2007.
     On September 1, 2007 Allegheny entered into an agreement with a subsidiary of AEP to build a 290-mile, high-voltage transmission line, named the Potomac-Appalachian Transmission Highline, or PATH. The project will include approximately

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
244 miles of 765-kV transmission line from AEP’s substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia, and will also include approximately 46 miles of twin-circuit 500-kV lines from Bedington to a new substation to be built and owned by Allegheny near Kemptown, Maryland.
     Total project costs of PATH are expected be approximately $1.8 billion. Allegheny’s share of the estimated costs is expected to be approximately $1.2 billion. Project siting land acquisition and approvals are expected to take place during the remainder of 2007 and throughout 2008 with construction of PATH expected to begin in 2009. PJM, the regional transmission organization, has specified June 2012 as the in-service date for the project.
     On January 1, 2007, Allegheny adopted the provisions of FIN 48, which prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on an income tax return. As a result of the implementation, Allegheny recognized additional liabilities related to its uncertain tax positions. See Note 5, Income Taxes, for additional information.
     See Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2006 Annual Report on Form 10-K for information concerning expenditures other than those related to PATH.
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

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Net income	$301.8	$254.7
Loss from discontinued operations, net of tax	—	2.2
Non-cash items included in earnings	431.9	347.7
Pension and other postretirement employee benefit contributions	(46.5)	(75.2)
Changes in certain assets and liabilities	29.0	89.7
Net cash used in operating activities of discontinued operations	—	(3.4)

Net cash provided by operating activities	$716.2	$615.7

     Cash flows provided by operating activities for the nine months ended September 30, 2007 were $716.2 million, primarily as a result of net income of $301.8 million and non-cash charges of $431.9 million that reduced net income but did not result in the outlay of cash. The non-cash charges primarily consisted of depreciation and amortization of $209.5 million and deferred income taxes of $188.8 million. In addition, cash flows of $29.0 million were provided as a result of changes in certain assets and liabilities. These amounts were partially offset by contributions made to pension and other postretirement employee benefit plans of $46.5 million. The changes in certain assets and liabilities of $29.0 million primarily consisted of a change in accrued interest of $21.5 million from the timing of cash payments, and a reduction in collateral deposits of $16.5 million due primarily to reduced collateral requirements, partially offset by a $12.3 million change in deferred income tax liabilities, primarily as a result of the implementation of FIN 48.
     Cash flows provided by operating activities for the nine months ended September 30, 2006 were $615.7 million, primarily as a result of net income of $254.7 million, and non-cash charges of $347.7 million that reduced net income but did not result in the outlay of cash. The non-cash charges primarily consisted of depreciation and amortization of $204.3 million and deferred income taxes of $109.5 million. In addition, cash flows of $89.7 million were provided as a result of changes in certain assets and liabilities, consisting primarily of a reduction in collateral deposits of $127.4 million due primarily to reduced collateral

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
requirements, and accrued interest of $20.7 million from the timing of cash payments. These amounts were partially offset by changes in receivables and payables of $72.5 million resulting from normal working capital activity. Cash flows provided by operating activities were also partially offset by contributions made to pension and other postretirement employee benefit plans of $75.2 million.
Investing Activities
     Cash flows from investing activities are summarized as follows:

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Capital expenditures	$(590.3)	$(310.6)
Proceeds from sale of assets	1.8	2.3
Purchase of minority interest in Hunlock Creek Energy Ventures	—	(13.9)
Increase in restricted funds	(388.5)	(140.2)
Other investments	(4.0)	(4.2)
Net cash provided by investing activities of discontinued operations	—	27.8

Net cash used in investing activities	$(981.0)	$(438.8)

     Cash flows used in investing activities for the nine months ended September 30, 2007 were $981.0 million and primarily consisted of $590.3 million of capital expenditures and a $388.5 million increase in restricted funds primarily as a result of the receipt and investment of the funds for the bonds relating to the Fort Martin Scrubber construction.
     Cash flows used in investing activities for the nine months ended September 30, 2006 were $438.8 million and primarily consisted of $310.6 million of capital expenditures, a $140.2 million increase in restricted funds due to net proceeds from Monongahela’s 5.70% First Mortgage Bond issuance and $13.9 million for the purchase of the minority interest in Hunlock Creek Energy Ventures, partially offset by the receipt of $27.8 million in proceeds from the sale of a receivable from the Tennessee Valley Authority.
Financing Activities
     Cash flows from financing activities are summarized as follows:

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Issuance of long-term debt	$450.6	$1,433.1
Repayment of long-term debt	(92.0)	(1,644.3)
Redemption of preferred stock of subsidiary	(25.1)	—
Proceeds from the exercise of stock options	10.3	22.1
Cash dividends paid to minority shareholder in Hunlock Creek Energy Ventures	—	(0.4)

Net cash provided by (used in) financing activities	$343.8	$(189.5)

     Cash flows provided by financing activities for the nine months ended September 30, 2007 were $343.8 million and consisted primarily of the issuance of long-term debt for the construction of the Scrubbers at Fort Martin of $450.6 million, partially offset by the repayment of certain long term debt of $92.0 million and a redemption of preferred stock of $25.1 million.
     Cash flows used in financing activities for the nine months ended September 30, 2006 were $189.5 million and consisted primarily of $1,644.3 million related to payments on and retirement of long-term debt, partially offset by $1,433.1 million in

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
proceeds from the issuance of long-term debt and $22.1 million in cash proceeds received from employees for the exercise of stock options.

Credit Ratings
     The following table lists Allegheny’s credit ratings, as of November 6, 2007:

	Moody’s	S & P	Fitch
AE:
Outlook	Stable	Stable	Positive
Corporate Credit Rating	Not Rated	BBB-	Not Rated
Senior Unsecured Debt	Ba1	BB+	BB+
Short-term Rating	Not Rated	A-3	Not Rated
AE Supply:
Outlook	Stable	Stable	Positive
Senior Secured Debt	Baa2	BBB	BBB-
Senior Unsecured Debt	Ba1	BB+	BB+
Monongahela:
Outlook	Stable	Stable	Stable
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BB+	BBB-
Environmental Control Bonds	Aaa	AAA	AAA
Potomac Edison:
Outlook	Negative	Stable	Negative
First Mortgage Bonds	Baa2	BBB+	BBB
Environmental Control Bonds	Aaa	AAA	AAA
West Penn:
Outlook	Stable	Stable	Stable
Transition Bonds	Aaa	AAA	AAA
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
AGC:
Outlook	Stable	Stable	Positive
Senior Unsecured Debt	Baa3	BBB-	BB+

OTHER MATTERS
Critical Accounting Policies
     A summary of critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2006 Annual Report on Form 10-K. See also Note 6 “Debt” in Allegheny’s Notes to Consolidated Financial Statements, included herein, regarding the accounting for the Fort Martin Scrubber project. Allegheny’s critical accounting policies have not changed materially from those reported in the 2006 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements” in Allegheny’s Notes to Consolidated Financial Statements, included herein for a summary of significant recent accounting pronouncements issued or implemented during 2007 that relate to Allegheny’s operations.
REGULATORY MATTERS
Federal Legislation, Regulation and Rate Matters
     Transmission Rate Design. Actions by the Federal Energy Regulatory Commission (“FERC”) with respect to the transmission rate design within PJM may impact the Distribution Companies. Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator (“MISO”) regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals from the Distribution Companies and others. FERC concluded that neither the rate design proposals, nor the existing PJM rate design, had been shown to be just and reasonable. However, FERC ordered the continuation of the existing PJM rate design and the implementation of a transition charge for these regions through March 31, 2006 through filings made by transmission owners in both regions. In February 2005, FERC accepted these transition charges, effective December 1, 2004, subject to an evidentiary hearing. FERC’s February 2005 order remains subject to multiple rehearing requests and, potentially, appellate review. Allegheny cannot predict the outcome of these proceedings or whether they will have a material impact on its business or financial position.
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
     In a May 2005 order, FERC again determined that the existing PJM rate design may not be just and reasonable. On September 30, 2005, the Distribution Companies, together with another PJM transmission owner, filed a proposed rate design with FERC in Docket No. EL05-121-000 to replace the existing rate design within PJM, effective April 1, 2006. Two other PJM transmission owners also filed a separate proposed rate design. A hearing was held in April 2006 to determine whether the rate design is unjust and unreasonable and whether it should be replaced by either of the proposed rate designs. An initial decision was issued on July 13, 2006 by an administrative law judge, finding that the existing PJM rate design for existing transmission facilities is not just and reasonable. The administrative law judge found that the rate design for existing transmission facilities proposed by Allegheny is just and reasonable, but ruled that the rate design proposed by FERC staff is also just and reasonable, is superior and should be made effective as of April 1, 2006. The initial decision also found that the

Distribution Companies’ proposal for rate recovery for new transmission facilities had not demonstrated that the existing rate recovery mechanism for such facilities is unjust and unreasonable but adopted the Distribution Companies’ position that the implementation of a new rate design does not necessitate a change in the allocation of auction revenue rights and financial transmission rights. On April 19, 2007, FERC issued an order on the initial decision that (a) retained the current license plate rate design for existing facilities, (b) requires that the parties develop a detailed “beneficiary pays” methodology for new facilities below 500 kV that would be set forth in the PJM tariff, and (c) allocates on a region-wide basis the costs of new, centrally-planned facilities that operate at or above 500 kV. The Distribution Companies participated as settling parties in a settlement currently pending before FERC with regard to the “beneficiary pays” methodology. If approved, the settlement will continue the application of intra-zonal netting and distribution factors for the determination of cost allocations for new facilities below 500 kV.
     On August 1, 2007, the Distribution Companies joined in a filing with other PJM and MISO transmission owners proposing a rate design for transmission transactions crossing the border between PJM and MISO. The proposal provides that the customer will pay the rates applicable in the transmission zone where the transaction sinks. The filing was required by the FERC November 2004 order rejecting long-term regional rate proposals discussed above. Several parties filed protests of the proposal. The proposal remains subject to FERC approval.
     On September 17, 2007, American Electric Power Corporation (“AEP”) filed a complaint with FERC against MISO and PJM alleging the rate designs underlying their open access transmission tariffs are unjust, unreasonable and unduly discriminatory and therefore must be revised. AEP requested FERC to establish a refund-effective date of October 1, 2007 with respect to revisions alleged to be required. The Distribution Companies have intervened in this proceeding.
     Wholesale Markets. In August 2005, PJM filed at FERC to replace its capacity market with a new Reliability Pricing Model (“RPM”) to address reliability concerns. On April 20, 2006, FERC issued an initial order that found PJM’s capacity market to be unjust and unreasonable and set a process to resolve features of the RPM that needed to be analyzed further before it could determine whether the RPM is a just and reasonable capacity market process. FERC ordered the implementation of settlement procedures in this proceeding, and AE Supply and the Distribution Companies participated in a settlement agreement that was filed with the FERC on September 29, 2006. The settlement agreement created a locational capacity market in PJM, in which PJM procures needed capacity resources through auctions held three years in advance at prices and in quantities determined by an administratively established demand curve. Under the settlement agreement, capacity needs in PJM will be met either through purchases made in the proposed auctions or though commitments by load serving entities to self-supply their capacity needs. On December 22, 2006, FERC conditionally approved the settlement agreement, the implementation of which began with the 2007-2008 PJM planning year. Capacity auctions were held in April, July and October of this year, and additional auctions are expected to be conducted in January and May 2008. On June 25, 2007, FERC issued an order denying pending rehearing request of the December 22, 2006 order and affirming its acceptance of the RPM settlement agreement. On July 25, 2007, a coalition of PJM industrial customers and the office of the peoples’ counsel of Maryland and the District of Columbia filed a joint rehearing request challenging FERC’s finding that PJM’s new capacity markets are just and reasonable. This rehearing request is pending before FERC. In August 2007, FERC’s orders approving the RPM settlement were appealed to the federal appeals courts by several parties. These appeals are currently pending at the United States Court of Appeals for the District of Columbia Circuit and the United States Court of Appeals for the Third Circuit.
     On July 3, 2006, PJM filed at FERC a proposal to implement a process for allocating long-term transmission rights (“LTTRs”). The PJM proposal would allocate a ten-year financial transmission right to PJM load serving entities (“LSEs”) based on the LSEs’ zonal base load. The PJM proposal created a link between PJM’s long-term transmission planning process and the LTTR allocation process to ensure that the transmission system is being upgraded as necessary to maintain the availability of the LTTRs that PJM will allocate. On November 22, 2006, FERC issued an order accepting PJM’s proposal, subject to modifications. On January 22, 2007, PJM filed a related settlement agreement, as well as a proposal to allocate any costs to fund LTTRs fully to holders of financial transmission rights on a pro-rata basis. FERC accepted this settlement agreement and related cost allocation proposal in an order issued on May 17, 2007. Requests for rehearing of the May 17th order were denied by FERC in an order issued on October 22, 2007. FERC has also ordered the creation of a stakeholder process to determine whether the PJM proposed full funding mechanism that was accepted by FERC should be changed subsequent to the 2007-2008 PJM planning year. AE Supply and the Distribution Companies are participating in this stakeholder process.

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
     On July 20, 2006, FERC approved incentive rate treatments for TrAIL. On February 21, 2007, TrAIL Company submitted to FERC a filing under Section 205 of the Federal Power Act (the “FPA”) to implement a formula tariff rate, with a proposed effective date of June 1, 2007, that includes the incentive rate treatments approved by FERC. On May 31, 2007, FERC issued an order permitting the formula tariff rate to become effective on June 1, 2007 subject to refund and hearing on specifically identified issues. One of the issues set for hearing is the level of the incentive return on equity for TrAIL. The hearing in this matter is scheduled to commence in April 2008.
     On June 22, 2007, the PJM Board of Managers authorized the construction of a 290-mile, high-voltage transmission line, named the Potomac-Appalachian Transmission Highline or PATH. The project will include approximately 244 miles of 765-kV transmission line from AEP’s substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia, and will also include approximately 46 miles of twin-circuit 500-kV lines from Bedington to a new substation to be built and owned by Allegheny near Kemptown, Maryland. On September 1, 2007 Allegheny entered into an agreement with a subsidiary of AEP to build PATH. Total project costs are expected to be approximately $1.8 billion. Allegheny’s share of the estimated costs is expected to be approximately $1.2 billion.
     On August 8, 2006, the United States Department of Energy (the “DOE”) published a congestion study in which the general area of the TrAIL Project was classified as a “critical congestion area” that merits further federal attention. On October 2, 2007, the DOE issued a National Interest Electric Transmission Corridor designation for the Mid-Atlantic corridor that includes the areas where TrAIL and PATH are proposed to be sited. Several requests for rehearing of the DOE’s October 2, 2007 designation have been filed and are pending before the DOE.
State Legislation, Regulation and Rate Matters
Pennsylvania
     Transmission Expansion. On April 13, 2007, TrAIL Company filed an application with the Pennsylvania PUC for authorization to construct the TrAIL project in Pennsylvania. TrAIL Company is currently responding to discovery with regard to its application. An evidentiary hearing on this matter is scheduled to begin on January 23, 2008. Issuance of an order in this matter is expected by June 2008.
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
West Virginia
     Transmission Expansion. On March 30, 2007, TrAIL Company filed an application with the West Virginia PSC for authorization to construct the TrAIL project in West Virginia. TrAIL Company is currently responding to discovery with regard to its application. An evidentiary hearing on this matter is scheduled to begin on January 9, 2008. Issuance of an order in this matter is expected by May 2, 2008.
     Rate Case. On July 26, 2006, Monongahela and Potomac Edison filed with the West Virginia PSC a request to raise their West Virginia retail rates by approximately $100 million annually, effective on August 25, 2006. The request included a $126 million increase in rates related to fuel and purchased power costs, including reinstatement of a fuel cost recovery clause, adjustable annually, to reflect upward or downward changes in the cost of fuel and purchased power, and a $26 million decrease in base rates. On May 22, 2007, the West Virginia PSC issued a final order directing Monongahela and Potomac Edison to reduce overall rates by approximately $6 million effective May 23, 2007, by increasing fuel and purchased power cost-related rates by $126 million and reducing base rates by approximately $132 million, which includes changes in authorized depreciation rates that will reduce depreciation expense by approximately $16 million. The order approved the request by Monongahela and Potomac Edison to reinstate a fuel cost recovery clause. On June 15, 2007, Monongahela and Potomac Edison filed a Petition for Reconsideration and Clarification (“Petition for Reconsideration”) of certain findings in the order. Other parties in the proceeding submitted responses in opposition to the Petition for Reconsideration on July 9, 2007. The West Virginia PSC has no procedural deadline for responding to the Petition for Reconsideration.
Maryland
     Rate Stabilization and Standard Offer Service. In special session, the Maryland legislature passed emergency legislation on June 23, 2006, directing the Maryland Public Service Commission (the “Maryland PSC”), to among other things investigate options available to Allegheny to implement a rate mitigation or rate stabilization plan for Standard Offer Service (“SOS”) to protect its residential customers from rate shock when capped rates end on January 1, 2009.
     On December 29, 2006, Allegheny filed with the Maryland PSC a proposed Rate Stabilization Ramp-Up Transition Plan designed to transition residential customers from capped generation rates to rates based on market prices. Under the plan as approved by the Maryland PSC on March 30, 2007, residential customers who did not elect to opt out of the program began paying a distribution surcharge in June 2007. The application of the surcharge will result in an overall rate increase of approximately 15% annually from 2007 through 2010. With the expiration of the residential generation rate caps and the move to generation rates based on market prices on January 1, 2009, the surcharge would convert to a credit on customers’ bills. Funds collected through the surcharge during 2007 and 2008, plus interest, would be returned to customers as a credit on their electric bills, thereby reducing the effect of the rate cap expiration. The credit would continue, with adjustments, to maintain rate stability until December 31, 2010 or until all monies collected from customers plus interest are returned. Of Allegheny’s more than 216,000 residential customers in Maryland, approximately 7,400, or 3.5%, elected to opt-out of Allegheny’s plan.
     The Maryland PSC opened a new docket in August 2007 (Case No. 9117) to consider matters relating to possible “managed portfolio” approaches to SOS, the aggregation of low income SOS customers, and a retail supplier proposal for the utility “purchase” of all retailer receivables at no discount and with no recourse. Testimony was filed on September 14 and September 28, and hearings were held on October 3 through October 5 and October 9, 2007, and were continued into November. On September 25, 2007, the Maryland PSC opened a “Phase II” of Case 9117, and required the utilities to file testimony by October 12 on utility purchases or construction of generation, bidding for procurement of DSM resources and possible alternatives if the TrAIL and PATH projects are delayed or defeated. Hearings on Phase II are scheduled for November 5 and November 6, 2007.
     Allegheny developed a plan for seeking bids to serve its Maryland residential load for the period after the rate cap expires on December 31, 2008. Allegheny filed the proposal with the Maryland PSC on August 3, 2007. On September 12, 2007, the Maryland PSC directed Allegheny to proceed with an initial partial procurement in October 2007, but to file a modified plan for the rest of the procurement after the resolution of Case No. 9117.

     Advanced Metering and Demand Side Management Initiatives. On June 8, 2007, the Maryland PSC established Case No. 9111 to consider the following four items: 1) technical standards for, and operational capabilities of, advanced meters; 2) the extent to which demand side management programs are to be offered in Maryland on a competitively-neutral basis; 3) recovery of costs of demand side management programs; and 4) the appropriate measure(s) of cost effectiveness of demand side management programs to be employed in Maryland. The staff of the Maryland PSC filed its report on these matters on July 6, 2007. Allegheny filed on September 14, 2007 for approval of a fast track residential compact fluorescent light and education campaign, plus recovery of the $2.5 million cost over one year through a special surcharge on customers’ distribution bills. The Maryland PSC approved the program on September 26, 2007. On September 28, 2007, the Maryland PSC issued an order in Case No. 9111 that required the utilities to file detailed plans for how they will meet a proposal that electric demand in Maryland be reduced by 15% by 2015. On October 26, 2007, Allegheny filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order.
Virginia
     Transmission Expansion. On April 19, 2007, TrAIL Company filed an application with the Virginia SCC for authorization to construct the TrAIL project in Virginia. An evidentiary hearing in this matter is scheduled to commence on February 25, 2008. Issuance of an order in this matter is expected by July 2008.
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
     On June 28, 2007, the Virginia SCC issued an order Denying the Application and rejecting Potomac Edison’s request to recover its purchased power expenses effective July 1, 2007, denying Potomac Edison’s Motion for Interim Rates and dismissing the case. On July 6, 2007, Potomac Edison filed with the Virginia SCC a Motion for Suspension of Order and Motion for Interim Rates, which the Virginia SCC denied on August 7, 2007. Potomac Edison filed an appeal with the Virginia Supreme Court on July 26, 2007 and also asked the Virginia Supreme Court for relief pending appeal. The Court denied Allegheny’s motions and set the matter for review in the ordinary course. Allegheny then filed at the Virginia SCC a new application for rate recovery of costs for load above 367 MW on September 11, 2007, and is continuing to pursue its appeal for full cost recovery. On October 10, 2007, the Virginia SCC issued an order setting Allegheny’s new application for hearing on December 4, 2007.
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
     As reported in the 2006 Annual Report on Form 10-K, Allegheny uses various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). Allegheny calculates VaR using the full term of all portfolio positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of September 28, 2007 and December 29, 2006, this calculation yielded a VaR of $1.15 million and $0.01 million, respectively. This VaR increase is due to forward settling emissions transactions entered into during the third quarter of 2007.
ITEM 4. CONTROLS AND PROCEDURES
     See, Item 9a, “Controls and Procedures,” in the 2006 Annual Report on Form 10-K for additional information relating to Controls and Procedures.
     Disclosure Controls and Procedures. AE carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of each registrant have concluded that the applicable registrant’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that material information relating to each registrant (a) is accumulated and made known to the registrant’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, Allegheny is involved in litigation and other legal disputes in the ordinary course of business. See Note 19, “Commitments and Contingencies” to the Consolidated Financial Statements of AE for information regarding legal proceedings.
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
Virginia
     Potomac Edison’s Virginia generation rates were originally capped until July 1, 2007, but this cap was extended by legislation until December 31, 2010. Potomac Edison had a power purchase agreement with AE Supply to provide Potomac Edison with the amount of electricity necessary to meet its Virginia PLR retail obligations until July 1, 2007 at capped generation rates. In April 2007, Potomac Edison conducted a competitive bidding process to purchase its PLR requirements from the wholesale market, and AE Supply was the successful bidder with respect to a substantial portion of those requirements. On July 1, 2007, Potomac Edison began to purchase those requirements at market prices. Market prices for purchased power are, and likely will continue to be, significantly higher than the rates Potomac Edison is currently allowed to recover from its retail customers.
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
     On June 28, 2007, the Virginia SCC issued an Order Denying the Application and rejecting Potomac Edison’s request to recover its purchased power expenses effective July 1, 2007, denying Allegheny’s Motion for Interim Rates and dismissing the case. On July 6, 2007, Potomac Edison filed with the Virginia SCC a Motion for Suspension of Order and Motion for Interim Rates, which the Virginia SCC denied on August 7, 2007. Potomac Edison filed an appeal with the Virginia Supreme Court on July 26, 2007 and also asked the Virginia Supreme Court for relief pending appeal. The Court denied Allegheny’s motions for expedited relief and set the matter for review in the ordinary course. Allegheny then filed at the Virginia SCC a new application for rate recovery of purchased power costs for load above 367 MW on September 11, 2007, and is continuing to pursue its appeal for full cost recovery. On October 10, 2007, the Virginia SCC issued an order setting Allegheny’s new application for hearing on December 4, 2007.
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
     On May 22, 2007, the West Virginia PSC issued a final order directing Monongahela and Potomac Edison to reduce overall rates by approximately $6.2 million effective May 23, 2007, by increasing fuel and purchased power cost-related rates by $126 million and reducing base rates by approximately $132 million. The order approved the request by Monongahela and Potomac Edison to reinstate a fuel cost recovery clause. On June 15, 2007, Monongahela and Potomac Edison filed a Petition for Reconsideration and Clarification (“Petition for Reconsideration”) of certain findings in the order. Other parties in the proceeding submitted responses in opposition to the Petition for Reconsideration on July 9, 2007. The West Virginia PSC has no procedural deadline for responding to the Petition for Reconsideration. Allegheny can provide no assurance that the Petition for Reconsideration will succeed in whole or in part or that the decrease in base rates embodied in the final Order will not have an adverse effect on Allegheny’s business, results of operations, cash flows and financial condition. See “Regulatory Matters” above.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Documents
10.1*	Limited Liability Company Agreement of Potomac-Appalachian Transmission Highline, LLC, dated as of September 1, 2007

10.2	Amended and Restated Non-Employee Director Stock Plan

10.3	Amended and Restated Restricted Stock Plan for Outside Directors

10.4	Amended and Restated Revised Plan for Deferral of Compensation of Directors

10.5	Amended and Restated 1998 Long-term Incentive Plan

10.6	Amended and Restated Stock Unit Plan

10.7	Amended and Restated Annual Incentive Plan

10.8	Amended and Restated Supplemental Executive Retirement Plan

10.9	Amended and Restated Nonqualified Deferred Compensation Plan

10.10	Amendment to Employment Agreement of Senior Vice President and Chief Financial Officer

10.11	Amendment to Employment Agreement of Vice President

10.12	Amendment to Change in Control Agreement of Vice President and General Counsel

10.13	Amendment to Change in Control Agreement of Vice President

10.14	Amendment to Change in Control Agreement of Vice President and Controller

10.15	Amendment to Severance Agreement of Vice President and General Counsel

10.16	Amendment to Severance Agreement of Vice President

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested from the Commission for portions of this document.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: November 6, 2007	By:	/s/ Philip L. Goulding
Philip L. Goulding
Senior Vice President and
Chief Financial Officer