Form 10-Q
period 2008-06-30
ALLEGHENY ENERGY, INC
filed 2008-08-07
CIK 3673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
Commission File Number 1-267

ALLEGHENY ENERGY, INC.
(Name of Registrant)

Maryland	13-5531602
(State of Incorporation)	(IRS Employer Identification Number)
800 Cabin Hill Drive, Greensburg,

Pennsylvania	15601
(Address of Principal Executive	(Zip Code)
Offices)
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
As of July 31, 2008, 168,860,775 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

GLOSSARY
The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a regulated generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Allegheny Ventures	Allegheny Ventures, Inc., a nonutility, unregulated subsidiary of AE
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company
West Penn	West Penn Power Company, a regulated subsidiary of AE

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Operating revenues	$953,500	$826,482	$1,828,526	$1,674,107
Operating expenses:
Fuel	245,252	231,330	495,078	463,555
Purchased power and transmission	97,207	106,407	194,587	199,673
Deferred energy costs, net	1,103	(8,245)	(9,351)	(9,700)
Operations and maintenance	189,931	190,514	358,631	351,058
Depreciation and amortization	68,794	70,726	139,083	142,707
Taxes other than income taxes	52,879	48,868	105,318	104,758

Total operating expenses	655,166	639,600	1,283,346	1,252,051

Operating income	298,334	186,882	545,180	422,056
Other income (expense), net	4,661	6,905	10,870	12,767
Interest expense and preferred dividends of subsidiary	58,704	63,212	117,135	122,741

Income before income taxes and minority interest	244,291	130,575	438,915	312,082
Income tax expense	89,820	52,878	148,113	124,256
Minority interest in net income of subsidiaries	345	653	551	1,040

Net income	$154,126	$77,044	$290,251	$186,786

Common share data:
Weighted average common shares outstanding:
Basic	168,236	165,794	167,898	165,645
Diluted	170,106	169,469	170,028	169,326

Basic income per common share	$0.92	$0.46	$1.73	$1.13

Diluted income per common share	$0.91	$0.45	$1.71	$1.10

Dividends per common share	$0.15	$—	$0.30	$—

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$290,251	$186,786
Adjustments for non-cash items included in income:
Depreciation and amortization	139,083	142,707
Amortization of debt related costs	5,439	5,051
Amortization of power sale liability related to Ohio sale	—	(10,500)
Amortization of liability for adverse power purchase commitment	(8,568)	(8,644)
Amortization of Pennsylvania stranded cost recovery asset	8,068	8,833
Provision for uncollectible accounts	10,475	7,915
Minority interest in net income of subsidiaries	551	1,040
Deferred income taxes and investment tax credit, net	121,763	123,319
Deferred energy costs, net	(9,351)	(9,700)
Stock-based compensation expense	6,353	5,559
Unrealized gains on derivatives, net	(154,603)	(1,607)
Pension and other postretirement employee benefit plan expense	15,825	18,115
Pension and other postretirement employee benefit plan contributions	(42,039)	(42,174)
Deferred revenue — Fort Martin scrubber project	7,653	8,005
Other, net	14,213	(1,441)
Changes in certain assets and liabilities:
Accounts receivable, net	(76,046)	(54,017)
Materials, supplies and fuel	(44,918)	(7,983)
Taxes receivable / accrued	(11,455)	(12,324)
Prepaid taxes	(6,339)	(7,361)
Collateral deposits	29,082	(203)
Prepaid assets	(3,382)	(3,207)
Other current assets	1,944	8,137
Accounts payable	99	40,430
Accrued interest	(8,352)	8,142
Other current liabilities	3,847	(2,521)
Regulatory asset — PATH	(702)	—
Other assets	1,503	3,412
Deferred income taxes	(1,452)	(12,190)
Regulatory liabilities	27,890	—
Other liabilities	(2,695)	5,368

Net cash provided by operating activities	314,137	398,947

Cash Flows From Investing Activities:
Capital expenditures	(478,391)	(351,259)
Proceeds from asset sales	400	268
Purchase of Merrill Lynch interest in subsidiary	(50,000)	—
Decrease (increase) in restricted funds	58,250	(417,871)
Other investments	(1,474)	(1,259)

Net cash used in investing activities	(471,215)	(770,121)

Cash Flows From Financing Activities:
Issuance of long-term debt	249,148	451,189
Repayment of long-term debt	(196,624)	(56,404)
Equity contribution to PATH, LLC by AEP	4,460	—
Payments on capital lease obligations	(4,371)	(4,040)
Proceeds from exercise of employee stock options	16,748	9,044
Cash dividends paid on common stock	(50,413)	—

Net cash provided by financing activities	18,948	399,789

Net increase (decrease) in cash and cash equivalents	(138,130)	28,615
Cash and cash equivalents at beginning of period	258,750	114,138

Cash and cash equivalents at end of period	$120,620	$142,753

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$119,848	$108,850
See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$120,620	$258,750
Accounts receivable:
Customer	193,616	195,545
Unbilled utility revenue	96,466	110,569
Wholesale and other	125,826	57,626
Allowance for uncollectible accounts	(15,384)	(14,252)
Materials and supplies	108,537	103,075
Fuel	117,565	72,506
Deferred income taxes	252,670	286,440
Prepaid taxes	54,682	48,343
Collateral deposits	38,308	59,527
Derivative assets	314,978	29
Restricted funds	85,364	47,501
Regulatory assets	84,872	73,299
Other	27,433	16,001

Total current assets	1,605,553	1,314,959

Property, Plant and Equipment, Net:
Generation	6,055,122	5,992,919
Transmission	1,150,929	1,126,657
Distribution	3,856,454	3,761,438
Other	466,403	452,525
Accumulated depreciation	(4,880,280)	(4,795,925)

Subtotal	6,648,628	6,537,614
Construction work in progress	932,035	658,966

Total property, plant and equipment, net	7,580,663	7,196,580

Investments and Other Assets:
Goodwill	367,287	367,287
Restricted funds — Fort Martin scrubber project	255,570	347,023
Investments in unconsolidated affiliates	27,833	27,875
Other	17,535	15,974

Total investments and other assets	668,225	758,159

Deferred Charges:
Regulatory assets	531,843	601,603
Other	65,794	35,288

Total deferred charges	597,637	636,891

Total Assets	$10,452,078	$9,906,589

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$10,000	$10,000
Long-term debt due within one year (Note 8)	88,845	95,367
Accounts payable	359,652	380,688
Accrued taxes	64,114	83,580
Derivative liabilities	158,452	14,117
Regulatory liabilities	107,645	4,029
Accrued interest	57,231	65,583
Security deposits	41,341	38,976
Other	103,751	95,163

Total current liabilities	991,031	787,503

Long-term Debt (Note 8)	4,007,329	3,943,947
Deferred Credits and Other Liabilities:
Derivative liabilities	51,267	12,815
Income taxes payable	73,238	68,050
Investment tax credit	67,727	69,353
Deferred income taxes	1,387,193	1,345,953
Obligations under capital leases	43,053	38,765
Regulatory liabilities	529,641	488,393
Adverse power purchase commitment	141,067	149,799
Other	434,138	453,418

Total deferred credits and other liabilities	2,727,324	2,626,546

Commitments and Contingencies (Note 17)
Minority Interest	5,014	13,241
Common Stockholders’ Equity:
Common stock—$1.25 par value per share, 260 million shares authorized and 168,758,746 and 167,273,069 shares issued at June 30, 2008 and December 31, 2007, respectively	210,948	209,091
Other paid-in capital	1,937,711	1,924,072
Retained earnings	683,925	444,177
Treasury stock at cost—49,493 shares	(1,756)	(1,756)
Accumulated other comprehensive loss	(109,448)	(40,232)

Total common stockholders’ equity	2,721,380	2,535,352

Total Liabilities and Stockholders’ Equity	$10,452,078	$9,906,589

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(unaudited)

						Accumulated	Total
			Other			other	common
	Shares	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
(In thousands, except shares)	outstanding	stock	capital	earnings	stock	loss	equity
Balance at December 31, 2007	167,223,576	$209,091	$1,924,072	$444,177	$(1,756)	$(40,232)	$2,535,352
Net income	—	—	—	290,251	—	—	290,251
Defined benefit pension and other benefit plan amortization:
Net actuarial loss, net of tax of $78	—	—	—	—	—	88	88
Net transition obligation, net of tax of $366	—	—	—	—	—	413	413
Net prior service cost, net of tax of $177	—	—	—	—	—	201	201
Unrealized losses on available-for-sale securities, net of tax of $1	—	—	—	—	—	(1)	(1)
Cash flow hedges, net of tax of $44,171	—	—	—	—	—	(69,917)	(69,917)
Dividends on common stock	—	—	—	(50,413)	—	—	(50,413)
Stock-based compensation expense:
Stock units	—	—	609	—	—	—	609
Non-employee director stock awards	17,465	22	534	(16)	—	—	540
Stock options	—	—	4,809	—	—	—	4,809
Performance shares	—	—	392	—	—	—	392
Exercise of stock options	1,219,130	1,524	15,224	—	—	—	16,748
Settlement of stock units	249,082	311	(8,003)	—	—	—	(7,692)
Dividends on stock units	—	—	74	(74)	—	—	—

Balance at June 30, 2008	168,709,253	$210,948	$1,937,711	$683,925	$(1,756)	$(109,448)	$2,721,380

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1: BASIS OF PRESENTATION
Business Description
     Allegheny Energy, Inc. (“AE” and, together with its subsidiaries, “Allegheny”) is an integrated energy business that owns and operates electric generation facilities and delivers electric services to customers in Pennsylvania, West Virginia, Maryland and Virginia. Allegheny’s two business segments are the Delivery and Services segment and the Generation and Marketing segment.
     The Delivery and Services segment primarily consists of Allegheny’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding its generation operations, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”). The Distribution Companies primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland and Virginia. The Distribution Companies are subject to federal and state regulation, including regulation of rates. The Delivery and Services segment also includes Trans-Allegheny Interstate Line Company (“TrAIL Company”), Potomac-Appalachian Transmission Highline, LLC (“PATH, LLC”) and Allegheny Ventures, Inc. (“Allegheny Ventures”). TrAIL Company was formed in 2006 in connection with the management and financing of transmission expansion projects, including the Trans-Allegheny Interstate Line (“TrAIL”), a proposed 500 kV transmission line to extend from southwestern Pennsylvania through West Virginia and into northern Virginia. PATH, LLC, which is a series limited liability company, was formed in 2007 with a subsidiary of American Electric Power Company, Inc. (“AEP”) to build the Potomac-Appalachian Transmission Highline (“PATH”), a proposed 290-mile, high-voltage transmission line. See Note 3, “Transmission Expansion Projects,” for additional information.
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
     The accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Allegheny’s financial position as of June 30, 2008, and its results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in revenues, fuel and energy purchases and other factors. The year-end 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As of June 30, 2008, Allegheny had not elected the fair value option for any eligible items. As a result, the provisions of SFAS 159 have not impacted Allegheny’s results of operations or financial condition.
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
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of derivative contracts and the gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 also requires disclosure of the location of the derivative contracts and their related gains and losses in an entity’s financial statements. SFAS 161 is effective for Allegheny beginning January 1, 2009. Management has not completed the process of determining the effect of SFAS 161 on Allegheny’s financial statements and related disclosures.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3: TRANSMISSION EXPANSION PROJECTS
Trans-Allegheny Interstate Line
     In June 2006, the board of directors of PJM Interconnection, L.L.C. (“PJM”) approved a new transmission line extending from southwestern Pennsylvania through West Virginia into northern Virginia, and designated Allegheny to build the AP Zone portion of the line. PJM, which is a regional transmission operator, is responsible for the operation of and reliability planning for the transmission network in the PJM region and included the new line in its 2006 regional transmission expansion plan. The new line, which is named the Trans-Allegheny Interstate Line, or “TrAIL,” is an approximately 185-mile, 500 kV extra-high voltage line that is proposed to extend from the Prexy substation in southwestern Pennsylvania through West Virginia to a point of interconnection with Virginia Electric and Power Company (“Dominion”) in northern Virginia. In addition, if approved by the Virginia State Corporation Commission (the “Virginia SCC”), Allegheny and Dominion will jointly own a 30-mile 500 kV line segment that Dominion will construct in Virginia. The TrAIL project also includes three new 138 kV transmission lines to be located in southwestern Pennsylvania, related substations, a new static VAR compensator at the Black Oak substation, upgrades and/or replacements of transformers and/or buses at six other substations and the construction of a new transmission operations center to be located in West Virginia.
     On July 20, 2006, the Federal Energy Regulatory Commission (“FERC”) approved incentive rate treatments for TrAIL. On February 21, 2007, TrAIL Company submitted to FERC a filing to implement a formula rate tariff, with a proposed effective date of June 1, 2007, that included the incentive rate treatments approved by FERC. On May 31, 2007, FERC issued an order permitting the formula tariff rate to become effective on June 1, 2007, subject to refund and hearing.
     On March 14, 2008, TrAIL Company filed with FERC a settlement agreement for the formula rate treatment for the proposed TrAIL line and other related transmission projects. The settlement agreement, which was approved by FERC on July 21, 2008, provides for (a) an incentive return on equity of 12.7% for TrAIL and the static VAR compensator installed at the Black Oak Substation, (b) a return on equity of 11.7% for any other projects TrAIL Company may undertake, (c) recovery of a return on 100% of prudently incurred construction work in progress for TrAIL prior to its in-service date, (d) recovery of all costs incurred prior to the time the rates go into effect and (e) authorization to recover all prudently incurred development and construction costs if the TrAIL project is abandoned as a result of factors beyond the control of TrAIL Company or its owners.
     See Note 5, “Rates and Regulation” for additional information.
Potomac-Appalachian Transmission Highline
     In June 2007, the board of PJM directed the construction of PATH, a 290-mile, high-voltage transmission line project. In September 2007, Allegheny entered into a joint venture agreement with AEP to construct PATH. The joint venture, PATH, LLC, is a series limited liability company. The “West Virginia Series” is owned equally by Allegheny and AEP, and through an operating subsidiary named PATH West Virginia Transmission Company, LLC (“PATH West Virginia”), will build, own and operate approximately 244 miles of 765 kV transmission line from AEP’s Amos substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia. The “Allegheny Series” is 100% owned by Allegheny and, through an operating subsidiary named PATH Allegheny Transmission Company, LLC (“PATH Allegheny”), will build, own and operate approximately 46 miles of twin-circuit 500 kV lines from Bedington to a new substation near Kemptown, Maryland, to be built and owned by Allegheny.
     On December 28, 2007, PATH, LLC submitted to FERC, on behalf of PATH West Virginia and PATH Allegheny, a filing under Section 205 of the Federal Power Act to implement a formula rate tariff to be effective March 1, 2008. The filing also included a request for certain incentive rate treatments.
     On February 29, 2008, FERC issued an order that accepted the rate filing made by PATH, LLC. In accepting the filing, among other things, FERC granted PATH, LLC (a) a return on equity of 14.3%, (b) recovery of a return on 100% of prudently incurred construction work in progress prior to the project’s in-service date, (c) recovery of all

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
costs incurred prior to the time the rates go into effect and (d) authorization to recover all prudently incurred development and construction costs if the PATH project is abandoned as a result of factors beyond the control of PATH, LLC or its owners. In addition, the order set the cost of service formula for hearing and settlement procedures. On March 31, 2008, a number of interested parties who generally oppose the rate of return granted in the February 29 order filed requests for rehearing of the February 29, 2008 order. Settlement discussions regarding the cost of service formula are ongoing.
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
     On March 31, 2008, in accordance with the settlement agreement, Allegheny made a cash payment to Merrill Lynch in the amount of $50 million, and Merrill Lynch conveyed to Allegheny its approximately 1.5% equity interest in AE Supply. Allegheny recorded the acquisition of Merrill Lynch’s non-controlling interest in AE Supply using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to individual assets acquired and liabilities assumed based on the fair values of such assets and liabilities. The purchase accounting adjustments will be amortized against income over the estimated lives of the individual assets and liabilities, ranging from 3 years to 30 years. No goodwill was recorded. When finalized, the effects of the purchase accounting adjustments are not expected to materially impact Allegheny’s financial results for any period. Allegheny ceased recording expense relating to the minority interest in AE Supply as of January 1, 2008.
NOTE 5: RATES AND REGULATION
Pennsylvania
     Default Service Regulation. Rate caps on transmission services in Pennsylvania expired on December 31, 2005. Distribution rate caps were also scheduled to expire on December 31, 2005 and generation rate caps were scheduled to expire on December 31, 2008. By order entered May 11, 2005, the Pennsylvania Public Utility Commission (the “Pennsylvania PUC”) approved an extension of generation rate caps from 2008 to 2010 and provided for increases in generation rates in 2007, 2009 and 2010, in addition to previously approved rate cap increases for 2006 and 2008. The order also extended distribution rate caps from 2005 to 2007, with an additional rate cap in place for 2009 at the rate in effect on January 1, 2009. The intent of this transition plan is to gradually move generation rates closer to market prices.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     On October 25, 2007, West Penn filed with the Pennsylvania PUC a default service plan, which was referred to a Pennsylvania PUC administrative law judge for hearings. Hearings were held on March 31 and April 1, 2008. The administrative law judge issued an Initial Decision on May 21, 2008, adopting the majority of West Penn’s proposed default service plan, including procurements through full requirements contracts with bid selections based on price, and a rate mitigation plan under which residential and small commercial customers may opt to defer rate increases of over 25 percent, based on the customer’s total bill, for a period up to three years at an interest rate of six percent. On July 25, 2008, the Pennsylvania PUC issued a final order largely approving West Penn’s proposed procurement approach and rate mitigation plan. West Penn must submit a tariff supplement by September 23, 2008 implementing the default service plan.
     Transmission Expansion. On April 13, 2007, TrAIL Company filed an application with the Pennsylvania PUC for authorization to construct the TrAIL project in Pennsylvania. The evidentiary hearing on this matter concluded on April 3, 2008, and issuance of an order is expected by the end of September 2008.
West Virginia
     Rate Case. On May 22, 2007, the West Virginia Public Service Commission (the “West Virginia PSC”) issued a rate order (the “West Virginia Rate Order”) effective May 23, 2007 that reduces Allegheny’s annual revenues by approximately $6 million and decreases annual depreciation expense by approximately $16 million, resulting in an annual net pre-tax benefit of approximately $10 million. The $6 million revenue decrease is comprised of a decrease in base rates of approximately $132 million and an increase in revenues related to fuel and purchased power costs of approximately $126 million. The West Virginia Rate Order established an annual Expanded Net Energy Cost (“ENEC”) method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues are tracked for under and/or over recoveries, and new ENEC rate filings will be made on an annual basis. Any under and/or over recovery of costs, net of related revenues, is deferred as a regulatory asset or regulatory liability, for subsequent recovery and/or refund, with the corresponding impact on the Consolidated Statements of Income reflected in “Deferred energy costs, net.”
     Transmission Expansion. On March 30, 2007, TrAIL Company filed an application with the West Virginia PSC for authorization to construct the TrAIL project in West Virginia. An evidentiary hearing on this matter was held during a two-week period in January 2008. On April 15, 2008, TrAIL Company filed with the West Virginia PSC a settlement regarding the TrAIL project among TrAIL Company, the staff of the West Virginia PSC, the Consumer Advocate Division of the West Virginia PSC and the West Virginia Energy Users Group (the “WVEUG”). The settlement provided that:
•	Monongahela, Potomac Edison and TrAIL Company will locate 100 to 150 managerial, professional, technical and administrative jobs in north-central West Virginia no later than the in-service date of the West Virginia segment of TrAIL, which will involve construction of a new transmission operations facility in the state with an estimated cost of approximately $50 million;

•	Monongahela and Potomac Edison will not seek recovery in West Virginia of transmission charges associated with TrAIL for the period from January 2007 through the latest of December 31, 2013, the date which is two and one-half years following the in-service date of TrAIL’s West Virginia segment or the month in which Allegheny’s new West Virginia facility is placed in service;

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•	TrAIL Company will contribute $5 million to fund energy conservation programs and assistance plans for low-income customers in West Virginia over a five year period;
•	Monongahela and Potomac Edison will provide rate relief in the form of credits totaling approximately $5.7 million in the aggregate to industrial customers in West Virginia in 2010 and 2011;

•	The West Virginia segment of TrAIL should follow the route set forth in TrAIL Company’s application to the West Virginia PSC, except for certain modifications south of Morgantown, West Virginia, which will more closely follow existing transmission corridors;

•	The Consumer Advocate, the staff of the West Virginia PSC and the WVEUG will support the need for the portion of TrAIL that is proposed to run from Allegheny’s 502 Junction in Greene County, Pennsylvania through West Virginia to northern Virginia; and

•	Each landowner on the right-of-way will be provided with transmission credits that can be used for up to 12,000 kWh of power per year.
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
     Although the West Virginia PSC was otherwise required by statute to issue an order regarding this matter by May 5, 2008, TrAIL Company filed a motion with the West Virginia PSC to toll the statutory decision deadline until June 2, 2008. On April 17, 2008, the West Virginia PSC issued an order requesting that TrAIL Company file a revised motion requesting that the West Virginia PSC toll the statutory decision deadline until August 2, 2008, which TrAIL Company filed with the West Virginia PSC on April 18, 2008.
     The West Virginia PSC issued an order tolling the statutory deadline to August 2, 2008. A hearing on the settlement was held on May 30, 2008. On August 1, 2008, the West Virginia PSC issued an order authorizing construction of the TrAIL project in West Virginia subject to certain conditions. The order also approved the settlement filed on April 15, 2008 with certain modifications. TrAIL Company is evaluating the order to determine whether it should request reconsideration or clarification of certain conditions and modifications to the settlement.
Maryland
     In December 2006, Potomac Edison proposed a rate stabilization and market transition plan (the “Transition Plan”) for its Maryland residential customers, in accordance with a bill passed by the Maryland legislature in 2006. The Maryland Public Service Commission approved the Transition Plan on March 30, 2007. The Transition Plan provides for a gradual transition of Potomac Edison’s residential customers in Maryland from capped generation rates to market-based generation rates, while at the same time preserving for customers the benefit of rate caps.
     Under the Transition Plan, Potomac Edison’s customers in Maryland who did not opt out of the Transition Plan began paying a non-bypassable surcharge (the “Rate Stabilization Surcharge”) in June 2007, which will result in an overall rate increase of approximately 15%, after taking into account the expiration of a prior customer choice rate credit with the initiation of the new surcharge. On January 1, 2008, the surcharge increased residential rates an additional 15%.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Virginia SCC’s order:
•	granted a rate adjustment effective immediately that would permit Potomac Edison to collect an additional $9.5 million (pre-tax) on an annualized basis through June 30, 2008, a substantially lower amount than the $42.3 million requested;
•	directed Potomac Edison to implement deferred accounting effective immediately with respect to the over- or under-recovery of the increased purchased power costs approved in the order; and

•	directed Potomac Edison to file an application with the Virginia SCC on or before July 1, 2008, for proposed recovery of purchased power costs for the 12-month period beginning July 1, 2008, including for treatment of any over- or under-recovery incurred for service rendered prior to July 1, 2008 and whether and how its proposed recovery of purchased power costs for service rendered on and after January 1, 2009 would be consistent with the MOU and certain amendments to the Restructuring Act.
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
     On April 30, 2008, Potomac Edison filed an application with the Virginia SCC to recover at least $73 million, and as much as $132.9 million, of purchased power costs for service rendered to its Virginia jurisdictional customers from July 1, 2008 through June 30, 2009. In May 2008, the Virginia SCC granted Potomac Edison an interim rate increase that became effective beginning July 1, 2008 and will allow Potomac Edison to recover approximately $73 million of purchased power costs through June 2009, but that is subject to hearing and refund. Although an evidentiary hearing on this matter is scheduled for October 21, 2008, the Virginia SCC held a hearing on selected issues on July 3, 2008 and, on July 18, 2008, the Virginia SCC issued an order finding that the ratemaking provisions in the MOU expire on December 31, 2008 and that it would require additional evidence and legal argument to set rates for 2008 and 2009. The Virginia SCC’s order also directs Potomac Edison to file plans for meeting its projected load obligations in Virginia, including alternatives for placing generation in its rate base to serve Virginia customers. On July 28, 2008, Potomac Edison filed a motion to amend and supplement the April 30, 2008 application seeking to recover an additional $5.0 million for the period July 1, 2007 through December 19, 2007. Responses to the motion were due by August 1, 2008.
     If Potomac Edison is not granted rate relief, including if the interim rate increase is revoked, Potomac Edison currently estimates that it will incur a shortfall of approximately $132.9 million for the provision of generation service in Virginia for the period from July 1, 2008 through June 30, 2009. As of June 30, 2008, Potomac Edison’s total stockholder’s equity was approximately $411 million.
     As detailed in Potomac Edison’s April 2008 application to the Virginia SCC, Potomac Edison is currently experiencing substantial, unsustainable negative cash flows as a result of the Virginia SCC’s denial of recovery of the large majority of the increase in Potomac Edison’s purchased power costs that began on July 1, 2007. Although the MOU will no longer be in effect, and Potomac Edison thus should be permitted to recover all of its purchased power costs as of January 1, 2009, the Virginia SCC may determine otherwise. As a result, there can be no assurance that Potomac Edison will be able to recover its full cost of power purchases in excess of the capped generation rates that it is currently permitted to charge its Virginia customers in a timely fashion or at all. The inability to recover such costs has had and, in the absence of rate relief, would continue to have a materially negative effect on Potomac Edison’s cash flow, results of operations, financial condition and overall business. Without the ability to recover its purchased power costs, Potomac Edison’s revenues would not be sufficient to fund its ongoing operations and maintenance costs and necessary capital expenditures, and the under-recovery to which Potomac Edison’s Virginia operations are subject would exhaust its capacity to borrow additional funds to support its operations by the third quarter of 2009. Absent adequate rate relief, Potomac Edison may postpone or eliminate some or all planned capital and other expenditures, although such cost saving measures would not be sufficient to

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
fully address Potomac Edison’s negative cash flows described above, and Potomac Edison is, therefore, evaluating other alternatives available to it.
     Transmission Expansion. On April 19, 2007, TrAIL Company filed an application with the Virginia SCC for authorization to construct the TrAIL project in Virginia. The evidentiary hearing on this matter concluded on March 18, 2008, but was reopened on July 8, 2008 to receive additional evidence. On July 28, 2008, the Hearing Examiner issued a report recommending to the Virginia SCC that it authorize the construction of the TrAIL project in Virginia. In the report, the Hearing Examiner found that TrAIL is necessary to resolve overloads projected to occur on the transmission system as soon as 2011. Issuance of an order by the Virginia SCC in this matter is expected by the end of September 2008.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6: REGULATORY ASSETS AND LIABILITIES
     Certain of Allegheny’s regulated utility operations are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulatory assets represent probable future revenues associated with currently incurred costs that are probable of being recovered in the future from customers through the ratemaking process. Regulatory liabilities generally represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the ratemaking process. Regulatory assets and regulatory liabilities in the Consolidated Balance Sheets were comprised of the following:

	June 30,	December 31,
(In millions)	2008	2007
Regulatory assets, including current portion:
Income taxes (a)(b)	$228.8	$251.4
Pension benefits and postretirement benefits other than pensions (a)(c)	196.1	202.7
Pennsylvania stranded cost recovery	2.0	17.6
Pennsylvania Competitive Transition Charge (“CTC”) reconciliation	112.5	117.7
Unamortized loss on reacquired debt (a)(d)	33.2	35.3
Deferred ENEC charges (e)(f)	6.2	9.4
Other (g)	37.9	40.8

Subtotal	616.7	674.9

Regulatory liabilities, including current portion:
Net asset removal costs	407.8	396.4
Unrealized gain on increased fair value of financial transmission rights	106.4	—
Income taxes	35.8	36.8
SO2 allowances	13.5	13.8
Fort Martin scrubber project—environmental control surcharge (e)	26.0	33.4
Maryland rate stabilization and transition plan surcharge	35.1	6.9
Other	12.7	5.1

Subtotal	637.3	492.4

Net regulatory assets (liabilities)	$(20.6)	$182.5

(a)	Does not earn a return.

(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.

(c)	Amount is being recovered over a period up to 13 years.

(d)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.

(e)	Interest earnings on the Fort Martin scrubber project escrow fund represented an offset to regulatory assets at June 30, 2008 and a regulatory liability at December 31, 2007. By order dated January 14, 2008, the West Virginia PSC approved a modification to the ENEC directing the interest earnings to be applied to the ENEC.

(f)	Includes certain amounts that do not earn a return with recovery periods up to one year.

(g)	Includes certain amounts that do not earn a return with recovery periods through 2027.

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
     The following table reconciles income tax expense calculated by applying the federal statutory income tax rate of 35% to “income before income taxes and minority interest” to “income tax expense”:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
(In millions, except percent)	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes and minority interest	$244.3		$130.6		$438.9		$312.1

Income tax expense calculated using the federal statutory rate of 35%	85.5	35.0	45.7	35.0	153.6	35.0	109.2	35.0
Increases (reductions) resulting from:
Rate-making effects of depreciation differences	2.0	0.8	1.9	1.5	3.9	0.9	3.9	1.2
Plant removal costs	(1.2)	(0.5)	(0.6)	(0.5)	(2.6)	(0.6)	(1.2)	(0.4)
State income tax, net of federal income tax benefit	7.2	3.0	3.5	2.7	13.0	3.0	8.7	2.8
Amortization of deferred investment tax credit	(0.8)	(0.3)	(0.9)	(0.7)	(1.6)	(0.4)	(1.8)	(0.6)
Estimated Pennsylvania net operating loss benefits	(3.0)	(1.2)	—	—	(3.0)	(0.7)	—	—
West Virginia state income tax change	—	—	—	—	(6.7)	(1.5)	(0.7)	(0.2)
Changes in tax reserves related to uncertain tax positions	2.5	1.0	2.4	1.8	(5.1)	(1.2)	4.7	1.5
Other, net	(2.4)	(1.0)	0.9	0.7	(3.4)	(0.8)	1.5	0.5

Total income tax expense	$89.8	36.8	$52.9	40.5	$148.1	33.7	$124.3	39.8

     On July 2, 2006, the Commonwealth of Pennsylvania budget for fiscal year 2006-2007 was enacted. The budget included a provision that raised the annual limit on the amount of net operating loss carryforwards that may be used to reduce current year taxable income from $2 million per year to the greater of $3 million or 12.5% of apportioned Pennsylvania state taxable income per year, effective January 1, 2007. The carryforward limitation period remained unchanged at 20 years. From time to time since the law was amended in 2006, Allegheny has recorded additional benefits to reflect the estimated portion of the loss carryforwards that will be realized during the carryforward

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
period. During the three months ended June 30, 2008, an additional benefit of $3.0 million, net of federal income tax, was recorded as a result of estimated additional Pennsylvania taxable income.
     On March 31, 2008, the state of West Virginia enacted a change in its income tax law that implemented combined reporting along with a reduction in its income tax rate that phases-in from 2009 through 2014. During the three months ended March 31, 2008, Allegheny recognized a benefit of approximately $6.7 million representing an adjustment of its deferred tax assets and liabilities to reflect the effects of the reduction in tax rates enacted by West Virginia.
     Allegheny records certain reserves related to uncertain tax positions. The IRS is currently auditing Allegheny’s income tax returns for the tax years 1998 through 2003. Allegheny changed its method of applying the inventory capitalization rules from its traditional method to the simplified service cost method during the audit period. The IRS had proposed adjustments related to the change in method that were strictly timing in nature. Allegheny reached a tentative settlement with the IRS on this matter, which resulted in a benefit of approximately $6.1 million recorded during the three months ended March 31, 2008.
NOTE 8: COMMON STOCK AND DEBT
Common Stock
     On June 23, 2008 and March 24, 2008, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record on June 9, 2008 and March 10, 2008, respectively. On July 10, 2008, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share to shareholders of record on September 15, 2008.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Debt
     Outstanding debt and scheduled debt repayments at June 30, 2008 were as follows:

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
AE Supply:
Medium-Term Notes	$—	$—	$—	$400.0	$650.0	$—	$1,050.0
AE Supply Credit Facility:
Term Loan	—	—	—	447.0	—	—	447.0
Revolving Loan	—	—	—	235.0	—	—	235.0
Pollution Control Bonds	—	—	—	—	1.3	267.2	268.5
Debentures-AGC	—	—	—	—	—	100.0	100.0

Total AE Supply	$—	$—	$—	$1,082.0	$651.3	$367.2	$2,100.5

Monongahela:
Environmental Control Bonds (a)	$5.5	$10.6	$11.1	$11.6	$12.2	$284.0	$335.0
First Mortgage Bonds	—	—	—	—	—	340.0	340.0
Medium-Term Notes	—	—	110.0	—	—	—	110.0
Pollution Control Bonds	—	—	—	—	6.0	64.3	70.3

Total Monongahela	$5.5	$10.6	$121.1	$11.6	$18.2	$688.3	$855.3

West Penn:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Transition Bonds (a)	34.1	79.8	16.0	—	—	—	129.9
Medium-Term Notes	—	—	—	—	80.0	—	80.0

Total West Penn	$34.1	$79.8	$16.0	$—	$80.0	$420.0	$629.9

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Environmental Control Bonds (a)	1.9	3.5	3.7	3.9	4.1	94.8	111.9

Total Potomac Edison	$1.9	$3.5	$3.7	$3.9	$4.1	$514.8	$531.9

TrAIL Company:
Short-Term Promissory Note	$10.0	$—	$—	$—	$—	$—	$10.0

Total TrAIL	$10.0	$—	$—	$—	$—	$—	$10.0

Unamortized debt discounts	(0.7)	(1.5)	(1.3)	(1.0)	(0.6)	(1.9)	(7.0)
Eliminations (b)	—	—	—	—	(1.3)	(13.1)	(14.4)

Total consolidated debt	$50.8	$92.4	$139.5	$1,096.5	$751.7	$1,975.3	$4,106.2

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.

(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2008 Debt Activity
     Issuances of indebtedness and repayments of principle on indebtedness, during the six months ended June 30, 2008 were as follows:

(In millions)	Issuances	Repayments
Monongahela:
Environmental Control Bonds	$—	$9.4
Potomac Edison:
Environmental Control Bonds	—	2.9
West Penn:
Transition Bonds	2.8	44.3
AE Supply:
AE Supply Credit Facility:
Term Loan	—	125.0
Revolving Loan	250.0	15.0

Consolidated Total	$252.8	$196.6

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

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
External operating revenues	$670.3	$283.2	$—	$953.5	$676.3	$150.2	$—	$826.5
Internal operating revenues	2.0	401.3	(403.3)	—	2.2	375.1	(377.3)	—

Total operating revenues	$672.3	$684.5	$(403.3)	$953.5	$678.5	$525.3	$(377.3)	$826.5
Depreciation	$37.8	$28.1	$—	$65.9	$36.7	$29.0	$—	$65.7
Amortization	$2.9	$—	$—	$2.9	$4.4	$0.6	$—	$5.0
Operating income	$28.1	$270.2	$—	$298.3	$69.9	$116.9	$—	$186.8
Interest expense	$23.9	$35.6	$(0.8)	$58.7	$18.5	$46.1	$(1.6)	$63.0
Income tax expense	$2.9	$86.9	$—	$89.8	$22.3	$30.6	$—	$52.9
Net income	$4.5	$149.6	$—	$154.1	$33.4	$43.6	$—	$77.0

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
External operating revenues	$1,442.7	$385.9	$—	$1,828.6	$1,431.1	$243.0	$—	$1,674.1
Internal operating revenues	4.1	866.9	(871.0)	—	5.3	806.8	(812.1)	—

Total operating revenues	$1,446.8	$1,252.8	$(871.0)	$1,828.6	$1,436.4	$1,049.8	$(812.1)	$1,674.1
Depreciation	$75.2	$55.6	$—	$130.8	$72.0	$61.4	$—	$133.4
Amortization	$8.2	$0.1	$—	$8.3	$9.3	$—	$—	$9.3
Operating income	$93.3	$451.9	$—	$545.2	$166.5	$255.5	$—	$422.0
Interest expense	$45.8	$73.5	$(2.2)	$117.1	$36.9	$88.1	$(2.8)	$122.2
Income tax expense	$15.7	$132.4	$—	$148.1	$57.8	$66.5	$—	$124.3
Net income	$38.2	$252.1	$—	$290.3	$78.9	$107.9	$—	$186.8

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
     Allegheny uses closing prices to value derivatives that are traded on exchanges (Level 1). Derivatives included in Level 2 are valued using a pricing model with inputs that are observable in the market, such as quoted forward prices of commodities, or that can be derived from or corroborated by observable market data. Derivative assets and liabilities included in Level 2 primarily consist of commodity forward contracts and interest rate swaps. Derivative assets included in Level 3 consist of financial transmission rights (“FTRs”) and are valued using an internal model based on data from PJM annual and monthly FTR auctions.
     Allegheny acquires its FTRs in an annual PJM auction through a self-scheduling process involving the use of auction revenue rights (“ARRs”) allocated to PJM members that have load serving obligations. During the first quarter of 2008, Allegheny changed the way it estimates and presents the fair value of FTRs in its financial statements. Prior to January 1, 2008 Allegheny recorded realized gains or losses each month as the FTRs settled and as the cost of power purchased from PJM was recorded for that month.
     Allegheny’s FTRs have not been designated in hedge accounting relationships. As a result, changes in the fair value of FTRs, other than FTRs held by Allegheny’s regulated subsidiaries, are reflected in earnings. During the three and six months ended June 30, 2008, Allegheny recorded unrealized gains in earnings in the amount of $196.6 and $201.0 million respectively, before income tax effect, representing an increase in the estimated fair value of its FTRs. Derivative assets at June 30, 2008 include FTRs in the amount of $958.4 million less an FTR obligation to PJM in the amount of $667.1 million. The FTR obligation is payable to PJM in approximately equal monthly amounts through the PJM planning year ending May 31, 2009.
     Allegheny’s FTRs generally represent an economic hedge of future congestion charges that will be incurred in future periods to serve Allegheny’s load obligations, and these obligations are not reflected on its Consolidated Balance Sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In addition, because a portion of Allegheny’s power sale derivatives used for economic hedging purposes are not designated in hedge accounting relationships, changes in the fair value of those derivatives plus ineffectiveness related to changes in fair market value of the derivatives in cash flow hedge relationships are reflected in earnings in periods prior to their settlement.
     Other than derivative assets and derivative liabilities, Allegheny had no significant financial or non-financial assets or liabilities recognized or disclosed at fair value in its financial statements on a recurring basis at June 30, 2008. The recorded fair values of derivatives at June 30, 2008 were as follows:

				Other
				mark-to-
	Cash flow		Interest	market	Total	FTR	Cash	Net
(In millions)	hedges	FTRs	rate swaps	contracts	derivatives	obligation	collateral	derivatives
Derivative assets:
Current	$8.7	$958.4	$—	$19.3	$986.4	$(667.1)	$(4.3)	$315.0
Long-term	0.1	—	—	14.0	14.1	—	(2.2)	11.9
Derivative liabilities:
Current	(112.6)	—	(6.0)	(39.9)	(158.5)	—	—	(158.5)
Long-term	(34.1)	—	(10.6)	(17.8)	(62.5)	—	11.2	(51.3)

Total derivatives	$(137.9)	$958.4	$(16.6)	$(24.4)	$779.5	$(667.1)	$4.7	$117.1

     The following table disaggregates the net fair values of derivative assets and liabilities, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at June 30, 2008. The table excludes derivatives that have been designated as normal purchases or normal sales under SFAS 133.

(In millions)	Level 1	Level 2	Level 3	Total
Derivative assets	$6.5	$35.6	$958.4	$1,000.5
Derivative liabilities	(11.2)	(209.8)	—	(221.0)

Net derivative assets (liabilities)	$(4.7)	$(174.2)	$958.4	$779.5

     The following table shows the expected settlement year for derivative assets and liabilities outstanding at June 30, 2008 before netting of cash collateral and FTR obligation:

(In millions)	2008	2009	2010	2011	2012	Total
Level 1	$(9.1)	$10.6	$(6.2)	$—	$—	$(4.7)
Level 2	(116.3)	(53.8)	(3.1)	(1.0)	—	(174.2)
Level 3	560.5	397.9	—	—	—	958.4

Net derivative assets (liabilities)	$435.1	$354.7	$(9.3)	$(1.0)	$—	$779.5

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table provides a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value on a recurring basis (Level 3).

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2008	June 30, 2008
Balance at April 1, 2008 and January 1, 2008, respectively	$51.4	$150.0
Total realized and unrealized gains / losses:
Included in earnings	276.8	315.1
Included in regulatory assets or liabilities	134.4	152.7
Purchases, issuances and settlements	495.8	340.6
Transfers in / out of Level 3	—	—

Balance at June 30, 2008	$958.4	$958.4

Amount of total gains included in earnings attributable to the change in unrealized gains related to Level 3 assets held at June 30, 2008	$201.0	$201.0

     Net realized and unrealized gains / losses of $276.8 million and $315.1 million included in earnings for Level 3 assets measured at fair value during the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, were reported in operating revenues in the Consolidated Statement of Income.
     The ineffective portions of the power transaction cash flow hedges for the three months ended June 30, 2008 and 2007 were $(14.0) million and $0.2 million, respectively, and for the six months ended June 30, 2008 and 2007 were $(17.0) million and $0.1 million, respectively. These amounts were recorded as increases (charges) to operating revenues.
     The following table shows the activity in accumulated other comprehensive loss for derivative assets and liabilities that qualified for cash flow hedge accounting. These commodity cash flow hedges expire at various dates through May 2011. Accumulated other comprehensive loss in the amount of $92.1 million is expected to be reclassified to earnings over the next twelve months.

	Three Months ended	Six Months Ended
(Pre-tax amounts, in millions)	June 30, 2008	June 30, 2008
Balance at April 1, 2008 and January 1, 2008, respectively	$(69.6)	$(6.3)
Changes in fair value	(36.8)	(93.3)
Reclassifications from accumulated other comprehensive loss to earnings	(14.1)	(20.9)

Balance at June 30, 2008	$(120.5)	$(120.5)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 11: STOCK-BASED COMPENSATION
     On May 15, 2008, AE’s stockholders approved the Allegheny Energy, Inc. 2008 Long-Term Incentive Plan (the “2008 LTIP”). The 2008 LTIP authorized the grant of equity-based compensation to AE’s directors, executives and other key employees in the form of performance awards, stock options and stock appreciation rights, restricted shares, and restricted stock units. The purpose of the 2008 LTIP is to attract, motivate and retain AE’s executive officers and key employees who will contribute to its future success and to align their interests with the interests of AE’s stockholders. AE also has outstanding stock options issued under its 1998 Long-Term Incentive Plan and outstanding stock units issued under its Stock Unit Plan.
     Allegheny records compensation expense for share-based payments to employees and non-employee directors, including grants of employee stock options, performance shares and stock units, over the requisite service period based on their estimated fair value on the date of grant.
     The following table summarizes stock-based compensation expense included in operations and maintenance expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Stock options	$2.7	$1.7	$4.8	$3.4
Performance shares	0.4	—	0.4	—
Stock units	0.3	0.7	0.6	1.5
Other	0.3	0.3	0.5	0.7

Total stock-based compensation expense	3.7	2.7	6.3	5.6
Income tax benefit	1.5	1.1	2.6	2.3

Total stock-based compensation expense, net of tax	$2.2	$1.6	$3.7	$3.3

     Stock-based compensation expense recognized for stock options and performance share awards for the three and six months ended June 30, 2008 was based on awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. No stock-based compensation cost was capitalized during the six months ended June 30, 2008 and 2007.
Stock Options
     Effective January 1, 2006, Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The annual risk-free interest rate was based on the United States Treasury yield curve at the time of the grant for a period equal to the expected term of the options granted. The expected term of the stock option grants was calculated in accordance with Staff Accounting Bulletin 107, Share-Based Payment, using the “simplified” method. The expected annual dividend yield assumption was based on AE’s current dividend rate. The expected stock price volatility was based on both historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on AE’s common stock. The following weighted-average assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Annual risk-free interest rate	3.51%	4.69%	3.14%	4.65%
Expected term of the option (in years)	5.95	5.50	5.99	5.61
Expected annual dividend yield	1.15%	—%	1.11%	—%
Expected stock price volatility	25.8%	24.6%	27.4%	24.4%
Grant date fair value per stock option	$14.57	$18.23	$15.49	$17.40

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Stock option activity for the three months ended June 30, 2008 was as follows:

			Aggregate
		Weighted-	Intrinsic
	Number of	Average	Value (a)
	Stock Options	Exercise Price	(in millions)
Outstanding at March 31, 2008	3,132,359	$23.14
Granted	3,494	$52.23
Exercised	(612,228)	$13.87
Forfeited	(11,758)	$35.80

Outstanding at June 30, 2008	2,511,867	$25.38	$64.1

Exercisable at June 30, 2008	1,271,760	$17.19	$41.9

(a)	Represents the total pre-tax intrinsic value based on stock options with an exercise price less than AE’s closing stock price of $50.11 on June 30, 2008.
     The grant date fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $0.1 million and $0.3 million, respectively.
     The total pre-tax intrinsic value of stock options exercised during the three months ended June 30, 2008 and 2007 was $24.0 million and $6.8 million, respectively, representing the difference between the market value of AE’s common stock at exercise and the exercise price of the options. Cash received by Allegheny from option exercises totaled $8.5 million and $4.5 million for the three months ended June 30, 2008 and 2007, respectively. AE issued new shares of its common stock to satisfy these stock option exercises.
     Stock option activity for the six months ended June 30, 2008 was as follows:

			Aggregate
		Weighted-	Intrinsic
	Number of	Average	Value (a)
	Stock Options	Exercise Price	(in millions)
Outstanding at December 31, 2007	3,191,409	$16.10
Granted	551,346	$53.55
Exercised	(1,219,130)	$13.74
Forfeited	(11,758)	$35.80

Outstanding at June 30, 2008	2,511,867	$25.38	$64.1

Exercisable at June 30, 2008	1,271,760	$17.19	$41.9

(a)	Represents the total pre-tax intrinsic value based on stock options with an exercise price less than AE’s closing stock price of $50.11 on June 30, 2008.
     The grant date fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $8.5 million and $0.4 million, respectively.
     The total pre-tax intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $48.9 million and $10.1 million, respectively, representing the difference between the market value of AE’s common stock at exercise and the exercise price of the options. Cash received by Allegheny from option exercises totaled $16.7 million and $9.0 million for the six months ended June 30, 2008 and 2007, respectively. AE issued new shares of its common stock to satisfy these stock option exercises.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Allegheny records windfall tax benefits associated with share-based awards directly to stockholders’ equity only when realized. Accordingly, deferred tax assets have not been recognized for net operating loss carryforwards resulting from windfall tax benefits subsequent to January 1, 2006.
     As of June 30, 2008, there was approximately $11.8 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years.
Stock Units
     Stock unit activity for the three months ended June 30, 2008 was as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (a)
	Stock Units	Fair Value	(in millions)
Outstanding at March 31, 2008	452,386	$15.50
Units settled (249,028 common shares issued)	(412,164)	$15.51
Dividend on unvested units	114	$52.81

Outstanding at June 30, 2008	40,336	$15.47	$2.0

(a)	Represents the total pre-tax intrinsic value based on stock units outstanding multiplied by AE’s closing stock price of $50.11 on June 30, 2008.
     Stock unit activity for the six months ended June 30, 2008 was as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (a)
	Stock Units	Fair Value	(in millions)
Outstanding at December 31, 2007	451,055	$15.40
Units settled (249,082 common shares issued)	(412,218)	$15.52
Dividend on unvested units	1,499	$49.14

Outstanding at June 30, 2008	40,336	$15.47	$2.0

(a)	Represents the total pre-tax intrinsic value based on stock units outstanding multiplied by AE’s closing stock price of $50.11 on June 30, 2008.
     There were no stock units that were vested and convertible into common shares at June 30, 2008.
     AE issued new shares of its common stock in connection with the stock unit conversions. The actual number of common shares issued upon conversion of stock units was net of shares withheld to meet minimum income tax withholding requirements.
     As of June 30, 2008, there was approximately $0.1 million of unrecognized compensation cost related to non-vested outstanding stock units, which is expected to be recognized over a weighted-average period of approximately four months.
Performance Share Awards
     During the three months ended June 30, 2008, AE granted equity-based performance awards to key employees under which AE’s common shares may be earned based on AE’s performance compared to short-term incentive goals and based on AE’s total shareholder return for a three-year period compared to the total shareholder return of companies in the Dow Jones US Electric Utilities Index. The grant-date fair value of these awards was $7.9 million.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Non-Employee Director Stock Plan
     Non-employee director stock plan share activity for the three months ended June 30, 2008 was as follows:

Number of
Shares
Shares earned but not issued at March 31, 2008	54,410
Granted	5,391
Issued	(1,198)
Dividends on earned but not issued shares	154

Shares earned but not issued at June 30, 2008	58,757

     Non-employee director stock plan share activity for the six months ended June 30, 2008 was as follows:

Number of
Shares
Shares earned but not issued at December 31, 2007	65,177
Granted	10,737
Issued	(17,465)
Dividends on earned but not issued shares	308

Shares earned but not issued at June 30, 2008	58,757

NOTE 12: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
     Substantially all of Allegheny’s personnel, including officers, are employed by AESC and are covered by a noncontributory, defined benefit pension plan. Allegheny also maintains the Supplemental Executive Retirement Plan (“SERP”) for executive officers and other senior executives.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The components of the net periodic cost for pension benefits for employees and covered dependents by Allegheny were as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$5.3	$5.3	$10.6	$10.7
Interest cost	17.1	16.2	34.2	32.3
Expected return on plan assets	(19.2)	(18.3)	(38.4)	(36.5)
Amortization of unrecognized transition obligation	0.1	0.1	0.2	0.2
Amortization of prior service cost	0.8	0.8	1.6	1.6
Recognized actuarial loss	1.8	2.7	3.6	5.3

Net periodic cost	$5.9	$6.8	$11.8	$13.6

     The components of the net periodic cost for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

	Postretirement Benefits Other than Pensions
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$1.1	$1.1	$2.2	$2.3
Interest cost	4.3	4.3	8.6	8.5
Expected return on plan assets	(1.8)	(1.7)	(3.6)	(3.4)
Amortization of unrecognized transition obligation	1.4	1.4	2.8	2.8
Recognized actuarial loss	0.2	0.6	0.3	1.2

Net periodic cost	$5.2	$5.7	$10.3	$11.4

     For the three months ended June 30, 2008 and 2007, Allegheny capitalized $3.3 million and $3.8 million, respectively, and for the six months ended June 30, 2008 and 2007, Allegheny capitalized $6.3 million and $7.0 million, respectively, of the above net periodic cost amounts to “Construction work in progress,” a component of “Property, plant and equipment, net.”
     Allegheny contributed $0.1 million and $35.1 million to its pension plans during the three and six months ended June 30, 2008, respectively, including contributions to the SERP of $0.1 million during both the three and six months ended June 30, 2008. Allegheny also contributed $2.9 million and $6.9 million to fund its postretirement benefits plans other than pension plans during the three and six months ended June 30, 2008, respectively. Allegheny does not anticipate making any significant contributions to the pension plans during the remainder of 2008. Allegheny also currently anticipates that it will contribute a total amount in 2008 ranging from $13.0 million to $16.0 million to fund postretirement benefits other than pensions.
     Allegheny made matching cash contributions to the Employee Stock Ownership and Savings Plan in the amount of $2.0 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $4.5 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively. These contributions were expensed, less amounts capitalized in “Construction work in progress.” The capitalized portions of these costs were $0.6 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13: COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
     Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Net income	$154.1	$77.0	$290.3	$186.8
Cash flow hedges and other, net of tax of $19.8, $4.1, $44.3 and $2.0, respectively	(31.1)	6.5	(69.9)	3.2
Defined benefit pension and other benefit plan amortization, net of tax of $0.3, $0.1, $0.6 and $1.1, respectively	0.4	0.2	0.7	1.8
West Virginia Rate Order — establishment of regulatory asset related to pension obligation, net of tax of $35.7	—	52.3	—	52.3

Comprehensive income	$123.4	$136.0	$221.1	$244.1

     The components of accumulated other comprehensive loss included in common stockholders’ equity were as follows:

	June 30,	December 31,
(In millions)	2008	2007
Cash flow hedges and other, net of tax of $46.9 and $2.7, respectively	$(74.2)	$(4.3)
Net unrecognized pension and other benefit plan costs, net of tax of $23.9 and $24.5, respectively	(35.2)	(35.9)

Total	$(109.4)	$(40.2)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 14: INCOME PER COMMON SHARE
     The following table provides a reconciliation of the numerator and the denominator for the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per share amounts)	2008	2007	2008	2007
Basic Income per Common Share:
Numerator:
Net income	$154.1	$77.0	$290.3	$186.8

Denominator:
Weighted average common shares outstanding	168,236,148	165,794,012	167,898,112	165,645,000

Basic income per common share	$0.92	$0.46	$1.73	$1.13

Diluted Income per Common Share:
Numerator:
Net income	$154.1	$77.0	$290.3	$186.8

Denominator:
Weighted average common shares outstanding	168,236,148	165,794,012	167,898,112	165,645,000
Effect of dilutive securities:
Stock options (a)	1,452,555	2,784,081	1,673,955	2,752,745
Stock units	349,754	805,342	395,974	845,259
Non-employee stock awards	54,470	60,539	53,182	57,550
Performance shares	13,271	25,497	6,635	25,497

Total shares	170,106,198	169,469,471	170,027,858	169,326,051

Diluted income per common share	$0.91	$0.45	$1.71	$1.10

(a)	The dilutive share calculations exclude 570,877 shares and 48,747 shares for the three months ended June 30, 2008 and 2007, respectively, and 418,160 shares and 67,624 shares for the six months ended June 30, 2008 and 2007, respectively, relating to stock options because the inclusion of these amounts would have been antidilutive under the treasury stock method.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 15: OTHER INCOME (EXPENSE), NET
     Other income (expense), net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Interest and dividend income	$1.3	$3.9	$4.0	$7.4
Gain on equity investment	1.3	—	1.3	—
Tax reimbursement on contributions in aid of construction	1.1	1.7	2.0	2.8
Cash received from a former trading executive’s forfeited assets	—	—	1.6	—
Equity component of AFUDC	0.7	0.6	1.4	1.3
Premium services	0.2	0.7	0.6	1.1
Other	0.1	—	—	0.2

Total	$4.7	$6.9	$10.9	$12.8

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 16: GUARANTEES AND LETTERS OF CREDIT
     In connection with certain sales, acquisitions and financings, and in the normal course of business, Allegheny enters into various agreements that may include guarantees or letters of credit. AE’s credit facility includes a $400 million revolving facility, any unutilized portion of which is available for the issuance of letters of credit. In addition, AE Supply’s credit facility includes a $400 million revolving credit facility, which can be used, if availability exists, to issue letters of credit. Guarantees and letters of credit were as follows:

	June 30, 2008		December 31, 2007
	Amounts	Total	Amounts	Total
	Recorded on	Guarantees	Recorded on	Guarantees
	the Consolidated	and Letters	the Consolidated	and Letters
(In millions)	Balance Sheet	of Credit	Balance Sheet	of Credit
Guarantees:
Loans and other financing-related matters	$—	$9.9	$—	$10.2
Lease agreement	—	5.0	—	4.9
Purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services	—	52.0	—	41.0
Other	0.2	0.2	0.2	0.2

Total Guarantees	$0.2	$67.1	$0.2	$56.3

Letters of Credit:
Under AE Supply’s Revolving Facility (a)	$—	$10.0	$—	$—
Under AE’s Revolving Facility (b)	—	6.4	—	6.7
Other (c)	—	3.0	—	2.5

Total Letters of Credit	$—	$19.4	$—	$9.2

Total Guarantees and Letters of Credit	$0.2	$86.5	$0.2	$65.5

(a)	This amount was comprised of a letter of credit issued to post collateral for certain power contracts and was cancelled on July 15, 2008.

(b)	These amounts were comprised of a letter of credit issued in connection with a contractual obligation of Allegheny Ventures that will expire in July 2009.

(c)	These amounts were not issued under either AE’s credit facility or AE Supply’s credit facility.

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
     Global Climate Change. The United States relies on coal-fired power plants for more than 50 percent of its energy. However, coal-fired power plants have come under scrutiny due to their emission of gases implicated in climate change, primarily carbon dioxide, or “CO2.”
     Allegheny produces more than 90 percent of its electricity at coal-fired facilities and currently produces approximately 45 million tons of CO2 annually through its energy production. While there are many unknowns concerning the final regulation of greenhouse gases in the United States, federal and/or state legislation and implementing regulations addressing climate change likely will be adopted some time in the future, and may include limits on emissions of CO2. Thus, CO2 legislation and regulation, if not reasonably designed, could have a significant impact on Allegheny’s operations. Allegheny can provide no assurance that limits on CO2 emissions, if imposed, will be set at levels that can accommodate its generation facilities absent the installation of controls.
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
     Because the legislative process and applicable technology each is in its infancy, it is difficult for Allegheny to aggressively implement greenhouse gas emission expenditures until the exact nature and requirements of any regulation are known and the capabilities of control or reduction technologies are more fully understood. Allegheny’s current strategy in response to climate change initiatives focuses on seven tasks:
•	maintaining an accurate CO2 emissions data base;

•	improving the efficiency of its existing coal-burning generation fleet;

•	following developing technologies for clean-coal energy and for CO2 emission controls at coal-fired power plants;

•	following developing technologies for carbon sequestration;

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•	participating in CO2 sequestration efforts (e.g. reforestation projects) both domestically and abroad;

•	analyzing options for future energy investment (e.g. renewables, clean-coal, etc.); and

•	improving demand-side efficiency programs, as evidenced by customer conservation outreach plans and Allegheny’s Watt Watchers initiatives.
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
     Allegheny’s compliance with the Clean Air Act of 1990 (the “Clean Air Act”) has required, and may require in the future, that Allegheny install control technologies on many of its generation facilities. The Clean Air Interstate Rule (“CAIR”) promulgated by the United States Environmental Protection Agency (the “EPA”) on March 10, 2005 was vacated by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008. The Court issued a unanimous decision vacating the entire CAIR and the associated Federal Implementation Plan and remanded both to EPA. Allegheny’s nitrogen oxide (“NOx”) and SO2 compliance requirements now revert to the Clean Air Act Acid Rain Program and the NOx SIP Call. Allegheny intends to closely monitor the developments regarding this issue, along with its implications on a state level, as the EPA prepares a new set of regulations.
     The Clean Air Act Acid Rain Program mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the types of fuel used by its generation facilities, as well as the implementation of environmental controls. Allegheny continues to evaluate and implement options for compliance; it completed the elimination of a partial bypass of flue-gas desulfurization equipment (“Scrubbers”) at its Pleasants generation facility in December 2007, and current plans include the installation of Scrubbers at its Hatfield’s Ferry and Fort Martin generation facilities during 2009.
     The NOx SIP Call rule requires ozone season (May 1 through September 30) NOx reductions equivalent to a 1.5 lb/MMBtu emission rate. Allegheny meets current emission standards for NOx by using low NOx burners, Selective Catalytic Reduction, Selective Non-Catalytic Reduction and over-fire air and optimization software, as well as through the use of emission allowances. Allegheny is currently evaluating its options for compliance now that CAIR has been vacated.
     Allegheny’s NOx compliance plan functions on a system-wide basis, similar to its SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the types of fuel used by its generation facilities.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The majority of Allegheny’s emission allowances were allocated to Allegheny by the EPA at zero cost. Although there has been a substantial decline in the market price of certain emission allowances, the market prices of allowances were still well above Allegheny’s average cost per allowance after the date of the court decision vacating CAIR. Allegheny will continue to monitor this situation. The recorded value of Allegheny’s annual NOx allowances was approximately $3.1 million at June 30, 2008.
     On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”), establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases during 2010 and 2018. This rule was to be implemented through state implementation plans. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety. The State of West Virginia subsequently suspended its rule for implementing CAMR. Pennsylvania and Maryland, however, have taken the position that their mercury rules survive this ruling.
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
     Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emission. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. In response to Allegheny’s request and after conducting a reliability evaluation, PJM, by letter dated November 8, 2006, determined that R. Paul Smith is vital to the regional reliability of power flow. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) will now create specific regulations for R. Paul Smith to comply with alternate NOx, SO2 and mercury limits. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008. Allegheny is continuing to monitor and assess the reach and impact of those regulations on its Maryland operations.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Global Warming Class Action: On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs filed a notice of appeal of that ruling on September 17, 2007. The case has been fully briefed to the United States Court of Appeals for the Fifth Circuit and oral argument is scheduled for August 6, 2008. AE intends to vigorously defend against this action but cannot predict its outcome.
     Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in three asbestos and/or environmental insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.) and Allegheny Energy, Inc. et al. v. Liberty Mutual Insurance Company, Civil Action No. 07-3168-BLS (Suffolk Superior Court, MA). The parties in these actions are seeking a declaration of coverage under the policies for asbestos-related and environmental claims.
     Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of June 30, 2008, Allegheny’s total number of claims alleging exposure to asbestos was 842 in West Virginia and four in Pennsylvania.
     Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.
Other Litigation
     Nevada Power Contracts. On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the FERC against AE Supply seeking action by FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint. On June 26, 2003, FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. FERC did not decide whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County, NPC and other parties filed petitions for review of FERC’s June 26, 2003 order with the United States Court of Appeals for the Ninth Circuit (the “NPC Petitions”). The NPC Petitions were consolidated in the Ninth Circuit. On December 19, 2006, the Ninth Circuit issued an opinion remanding the case to the FERC to determine, in accordance with the guidance set forth in the Ninth Circuit’s opinion, whether FERC utilized the appropriate standard of review in deciding various claims, including NPC’s complaint. On May 3, 2007, AE Supply and others filed a petition to appeal the Ninth Circuit’s ruling to the United States Supreme Court. On June 26, 2008, the United States Supreme Court issued an opinion that rejected the Ninth Circuit’s reasoning and remanded the case to FERC with instructions that FERC amplify or clarify its findings on two issues set forth in the opinion. The parties are awaiting a ruling from FERC on the scope and nature of those remand proceedings.
     Allegheny intends to vigorously defend against this action but cannot predict its outcome.
     Sierra/Nevada. On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, “Sierra/Nevada”) initiated a lawsuit in United States District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, “Merrill”). Sierra/Nevada has alleged that AE, AE Supply and Merrill engaged in actionable conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (the “Nevada PUC”) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses in March 2002. Sierra/Nevada has asserted claims against AE and AE Supply for: (a) wrongful hiring and supervision; (b) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (c) conspiracy and (d) violations of the Nevada state Racketeer Influenced and Corrupt Organization (“RICO”) Act. Sierra/Nevada’s most recent complaint sought damages in excess of $850 million, including compensatory damages, punitive damages, attorneys’ fees and treble damages. AE

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and AE Supply filed a motion to dismiss the most recent complaint, which motion was scheduled for oral argument on May 5, 2008.
     On April 28, 2008, Allegheny and Sierra/Nevada entered into a settlement agreement. In exchange for the payment of a non-material amount by Allegheny, Sierra/Nevada released its claims against Allegheny. Subsequently, Sierra/Nevada entered into a settlement agreement with Merrill Lynch. The settlements resulted in the dismissal of the lawsuit in its entirety.
     Claim by California Parties. On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement demand to AE Supply in the amount of approximately $190 million was made in the context of mediation efforts by FERC and the United States Court of Appeals for the Ninth Circuit to resolve all outstanding claims of alleged price manipulation in the California energy markets during 2000 and 2001. No complaint has been filed against Allegheny. Allegheny believes that the California parties’ demand is without merit.
     Allegheny intends to vigorously defend against this claim but cannot predict its outcome.
     Ordinary Course of Business. AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).
Forward-Looking Statements
     In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These include statements with respect to:
•	regulatory matters, including but not limited to environmental regulation, state rate regulation, and the status of retail generation service supply competition in states served by the Distribution Companies;

•	financing plans;

•	market demand and prices for energy and capacity;

•	the cost and availability of raw materials, including coal, and Allegheny’s ability to enter into and enforce long-term fuel purchase agreements;

•	provider-of-last-resort (“PLR”) and power supply contracts;

•	results of litigation;

•	results of operations;

•	internal controls and procedures;

•	capital expenditures;

•	status and condition of plants and equipment;

•	changes in technology and their effects on the competitiveness of Allegheny’s generation facilities;

•	work stoppages by Allegheny’s unionized employees; and

•	capacity purchase commitments.
     Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations. Factors that could cause actual results to differ materially include, among others, the following:
•	the results of regulatory proceedings, including proceedings related to rates;

•	plant performance and unplanned outages;

•	volatility and changes in the price and demand for energy and capacity and changes in the value of FTRs;

•	volatility and changes in the price of coal, natural gas and other energy-related commodities and Allegheny’s ability to enter into and enforce supplier performance under long term fuel purchase agreements;

•	changes in the weather and other natural phenomena;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in market rules, including changes to PJM’s participant rules and tariffs;

•	the loss of any significant customers or suppliers;

•	changes in customer switching behavior and their resulting effects on existing and future PLR load requirements;

•	dependence on other electric transmission and gas transportation systems and their constraints on availability;

•	environmental regulations;

•	changes in other laws and regulations applicable to Allegheny, its markets or its activities;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	changes in access to capital markets, the availability of credit and actions of rating agencies;

•	inflationary and interest rate trends;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies and accounting issues facing Allegheny;

•	general economic and business conditions; and

•	other risks, including the effects of global instability, terrorism and war.
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

Key Indicators and Performance Factors
The Delivery and Services Segment
     Allegheny monitors the financial and operating performance of its Delivery and Services segment using a number of indicators and performance statistics, including the following:
     Revenue per megawatt-hour (“MWh”) sold. This measure is calculated by dividing total revenues from retail sales of electricity by total MWhs sold to retail customers. Revenue per MWh sold during the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue per MWh sold	$59.74	$59.29	$60.85	$59.93
     Operations and maintenance costs (“O&M”). Management closely monitors and manages O&M in absolute terms, as well as in relation to total MWhs sold. O&M per MWh sold during the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
O&M per MWh sold	$8.75	$7.93	$8.25	$7.64
     Capital expenditures. Management prioritizes and manages capital expenditures to meet operational needs and regulatory requirements within available cash flow constraints.
     The following table provides retail electricity sales information.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Delivery and Services:
Retail electricity sales (million kWhs)	10,478	10,666	(1.8)%	22,274	22,377	(0.5)%
HDD (a)	541	593	(8.8)%	3,255	3,337	(2.5)%
CDD (a)	230	280	(17.9)%	230	282	(18.4)%

(a)	Heating degree-days (“HDD”) and cooling degree-days (“CDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. HDD and CDD are most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and CDD is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. Normal (historical) HDDs are 641 and 3,475 for the three and six months ended June 30, respectively and normal (historical) CDDs are 212 and 213 for the three and six months ended June 30, respectively, calculated on a weighted-average basis across the geographic areas served by the Distribution Companies.

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
     Equivalent Availability Factor (“EAF”). The EAF measures the percentage of time that a given amount of MWs from a generation unit is available to generate electricity if called upon in the marketplace. A unit’s availability is commonly less than 100%, primarily as a result of scheduled outages for planned maintenance or unplanned outages and derates. The EAF is calculated based upon availability data reported to NERC and PJM. Allegheny monitors the EAF by individual unit, as well as by various unit groupings. One such grouping is all “supercritical” units. A supercritical unit utilizes steam pressure in excess of 3,200 pounds per square inch, which enables these units to be larger and more efficient than other generation units. Fort Martin, Harrison, Hatfield’s Ferry and Pleasants are supercritical generation facilities that have supercritical units. These units generally operate at high capacity for extended periods of time.
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
     The following table shows kWhs generated, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station, EAFs and Station O&M related to the Generation and Marketing segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Supercritical Units:
kWhs generated (in millions)	8,824	9,311	(5.2)%	19,187	20,060	(4.4)%
EAF	79.0%	79.5%	(0.5)%	84.1%	84.5%	(0.4)%
Station O&M (in millions):
Base and operations	$27.3	$29.6	(7.8)%	$54.7	$54.7	—%
Special maintenance	24.1	31.7	(24.0)%	35.2	42.1	(16.4)%

Total Station O&M	$51.4	$61.3	(16.2)%	$89.9	$96.8	(7.1)%

All Generation Units:
kWhs generated (in millions)	10,603	11,759	(9.8)%	23,144	24,851	(6.9)%
EAF	80.3%	82.1%	(1.8)%	84.4%	85.5%	(1.1)%
Station O&M (in millions):
Base and operations	$42.1	$45.2	(6.9)%	$83.6	$83.4	0.2%
Special maintenance	33.1	38.0	(12.9)%	47.3	49.3	(4.1)%

Total Station O&M	$75.2	$83.2	(9.6)%	$130.9	$132.7	(1.4)%

RESULTS OF OPERATIONS
Income Summary

	Three Months Ended				Three Months Ended
	June 30, 2008				June 30, 2007
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
Operating revenues	$672.3	$684.5	$(403.3)	$953.5	$678.5	$525.3	$(377.3)	$826.5

Fuel	—	245.3	—	245.3	—	231.4	—	231.4
Purchased power and transmission	474.1	24.4	(401.3)	97.2	454.1	27.4	(375.1)	106.4
Deferred energy costs, net	3.3	(2.1)	—	1.2	(1.3)	(6.9)	—	(8.2)
Operations and maintenance	91.8	100.1	(2.0)	189.9	84.6	108.2	(2.2)	190.6
Depreciation and amortization	40.7	28.1	—	68.8	41.1	29.6	—	70.7
Taxes other than income taxes	34.3	18.5	—	52.8	30.1	18.7	—	48.8

Total operating expenses	644.2	414.3	(403.3)	655.2	608.6	408.4	(377.3)	639.7

Operating income	28.1	270.2	—	298.3	69.9	116.9	—	186.8
Other income (expense), net	3.6	1.9	(0.8)	4.7	4.4	4.1	(1.6)	6.9
Interest expense and preferred dividends of subsidiary	23.9	35.6	(0.8)	58.7	18.6	46.2	(1.6)	63.2

Income before income taxes and minority interest	7.8	236.5	—	244.3	55.7	74.8	—	130.5
Income tax expense	2.9	86.9	—	89.8	22.3	30.6	—	52.9
Minority interest	0.4	—	—	0.4	—	0.6	—	0.6

Net income	$4.5	$149.6	$—	$154.1	$33.4	$43.6	$—	$77.0

	Six Months Ended				Six Months Ended
	June 30, 2008				June 30, 2007
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
Operating revenues	$1,446.8	$1,252.8	$(871.0)	$1,828.6	$1,436.4	$1,049.8	$(812.1)	$1,674.1

Fuel	—	495.1	—	495.1	—	463.6	—	463.6
Purchased power and transmission	1,009.6	51.9	(866.9)	194.6	954.9	51.6	(806.8)	199.7
Deferred energy costs, net	6.4	(15.7)	—	(9.3)	(2.8)	(6.9)	—	(9.7)
Operations and maintenance	183.7	179.0	(4.1)	358.6	170.9	185.5	(5.3)	351.1
Depreciation and amortization	83.4	55.7	—	139.1	81.3	61.4	—	142.7
Taxes other than income taxes	70.4	34.9	—	105.3	65.6	39.1	—	104.7

Total operating expenses	1,353.5	800.9	(871.0)	1,283.4	1,269.9	794.3	(812.1)	1,252.1

Operating income	93.3	451.9	—	545.2	166.5	255.5	—	422.0
Other income (expense), net	7.0	6.1	(2.2)	10.9	7.4	8.2	(2.8)	12.8
Interest expense and preferred dividends of subsidiary	45.8	73.5	(2.2)	117.1	37.2	88.3	(2.8)	122.7

Income before income taxes and minority interest	54.5	384.5	—	439.0	136.7	175.4	—	312.1
Income tax expense	15.7	132.4	—	148.1	57.8	66.5	—	124.3
Minority interest	0.6	—	—	0.6	—	1.0	—	1.0

Net income	$38.2	$252.1	$—	$290.3	$78.9	$107.9	$—	$186.8

CONSOLIDATED RESULTS
     This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment under the heading “Allegheny Energy, Inc.—Discussion of Segment Results of Operations” below.
     The following tables reconcile “Income before income taxes and minority interest” for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008.

(In millions)
Income before income taxes and minority interest for the three months ended June 30, 2007		$130.5
Increase in operating revenues		127.0
Decreases (increases) in operating expenses:
Fuel	(13.9)
Purchased power and transmission	9.2
Deferred energy costs, net	(9.4)
Other operating expenses	(1.4)

Operating expenses		(15.5)
Decrease in other income (expense), net		(2.2)
Decrease in interest expense and preferred dividends of subsidiary		4.5

Income before income taxes and minority interest for the three months ended June 30, 2008		$244.3

(In millions)
Income before income taxes and minority interest for the six months ended June 30, 2007		$312.1
Increase in operating revenues		154.5
Decreases (increases) in operating expenses:
Fuel	(31.5)
Purchased power and transmission	5.1
Operations and maintenance	(7.5)
Other operating expenses	2.6

Operating expenses		(31.3)
Decrease in other income (expense), net		(1.9)
Decrease in interest expense and preferred dividends of subsidiary		5.6

Income before income taxes and minority interest for the six months ended June 30, 2008		$439.0

Operating Revenues
     Operating revenues increased $127.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to:
•	a $196.6 million increase in unrealized gains relating to financial transmission rights (“FTRs”),

•	a $26.8 million increase, primarily relating to higher market prices, including marketing, hedging and trading activities,

•	a $15.5 million increase due to higher generation rates charged to Pennsylvania customers and

•	an $8.5 million increase due to increased recoverable expenses and return on investment, primarily related to TrAIL Company.

     These operating revenue increases were partially offset by:
•	a $56.2 million decrease in 2008 revenue resulting from increased unrealized losses on economic power sale hedges that did not qualify for hedge accounting,

•	a $45.4 million decrease due to a 9.8% decrease in total MWhs generated,

•	a $13.1 million decrease resulting from mark-to-market changes related to pipeline capacity economic hedges that did not qualify for hedge accounting and

•	a decrease as a result of milder weather.
     Operating revenues increased $154.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $201.0 million increase in unrealized gains relating to FTRs,

•	a $52.2 million increase, primarily relating to higher market prices, including marketing, hedging and trading activities,

•	a $32.3 million increase due to higher generation rates charged to Pennsylvania customers and

•	a $15.3 million increase due to increased recoverable expenses and return on investment, primarily related to TrAIL Company.
     These operating revenue increases were partially offset by:
•	a $63.2 million decrease in 2008 revenue resulting from increased unrealized losses on economic power sale hedges that did not qualify for hedge accounting,

•	a $73.2 million decrease due to a 6.9% decrease in total MWhs generated,

•	a $13.1 million decrease resulting from mark-to-market changes related to pipeline capacity economic hedges that did not qualify for hedge accounting and

•	a decrease as a result of milder weather.
     See Note 10, “Derivative Instruments and Hedging Activities,” for information regarding the recognition of unrealized gains and losses on FTRs and economic power sale hedges. The majority of the unrealized losses are associated with power sale hedges entered into during the second half of 2007 and the first quarter of 2008.
Operating Expenses
     Fuel expense increased $13.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a $24.4 million increase in coal expense, partially offset by a $15.3 million decrease in natural gas expense. The increase in coal expense was due to an increase of $6.38 in the average price of coal per ton consumed, partially offset by a 5.2% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities. Natural gas expense decreased due to a 71.6% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas generation facilities, partially offset by an increase of $5.18 in the average price of natural gas per decatherm consumed.
     Fuel expense increased $31.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $43.3 million increase in coal expense, partially offset by a $17.7 million decrease in natural gas expense. The increase in coal expense was due to an increase of $5.07 in the average price of coal per ton consumed, partially offset by a 3.2% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities. Natural gas expense decreased due to a 64.4% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at

Allegheny’s natural gas generation facilities, partially offset by an increase of $4.29 in the average price of natural gas per decatherm consumed.
     Purchased power and transmission expense decreased $9.2 million and $5.1 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to the expiration in May 2007 of a fixed price supply agreement to serve Monongahela’s former Ohio service territory.
     Deferred energy costs, net increased $9.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the Expanded Net Energy Cost (“ENEC”), which is discussed in greater detail in the Generation and Marketing segment results under “Regulated Results — Deferred Energy Costs, Net” below, and the over-recovery of net costs related to the AES Warrior Run facility, which is a qualifying generation facility under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), as discussed in greater detail in the Delivery and Services segment within “Deferred Energy Costs, Net” below.
     Operations and maintenance expense increased $7.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $3.1 million increase in outside services expense, primarily as a result of information technology improvement initiatives and activities,

•	a $3.1 million increase in materials and supplies expense due to the timing of plant maintenance and storm activity,

•	a $2.6 million increase in uncollectible expense, primarily due to increased accounts receivable reserves resulting from higher average accounts receivable and

•	a $2.3 million increase in costs associated with right-of-way vegetation control resulting from increased maintenance activities and storm activity,

•	partially offset by a $3.2 million decrease in contract work resulting from the timing of plant maintenance.
Other Income (Expense), Net
     Other income (expense), net decreased $2.2 million and $1.9 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to lower interest income resulting from decreased average investments at lower rates.
Interest Expense and Preferred Dividends of Subsidiary
     Interest expense and preferred dividends of subsidiary decreased $4.5 million and $5.6 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to lower interest rates and increased capitalized interest due to capital projects that were partially funded using cash from operations.
Income Tax Expense
     See Note 7, “Income Taxes,” for a reconciliation of income tax expense to income tax expense calculated at the federal statutory rate of 35%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
Delivery and Services Segment Results
     The following table provides retail electricity sales information.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Delivery and Services:
Retail electricity sales (million kWhs)	10,478	10,666	(1.8)%	22,274	22,377	(0.5)%
HDD	541	593	(8.8)%	3,255	3,337	(2.5)%
CDD	230	280	(17.9)%	230	282	(18.4)%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Retail electric:
Generation	$432.2	$428.9	$933.1	$900.4
Transmission	38.2	39.0	82.7	82.9
Distribution	155.6	164.5	339.6	357.7

Total retail electric	626.0	632.4	1,355.4	1,341.0

Transmission services and bulk power	35.3	35.8	70.0	74.3
Other affiliated and nonaffiliated energy services	11.0	10.3	21.4	21.1

Total operating revenues	$672.3	$678.5	$1,446.8	$1,436.4

     Retail electric revenues decreased $6.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to:
•	a $9.7 million decrease in transmission and distribution (“T&D”) revenues,

•	partially offset by a $3.3 million increase in generation revenues.
     T&D revenues decreased primarily due to a $4.8 million decrease as a result of the West Virginia Rate Order, which decreased T&D base rates charged to customers, and a decrease due to milder weather. For a discussion of the West Virginia Rate Order, see “Regulatory Matters” below and Note 5, “Rates and Regulation.”
     Generation revenues increased primarily due to a $15.5 million increase resulting from higher generation rates charged to Pennsylvania customers, a $4.0 million net increase from the West Virginia Rate Order, which resulted in an increase in generation rates related to fuel and purchased power and a decrease in base rates, partially offset by a decrease due to milder weather.
     Retail electric revenues increased $14.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $32.7 million increase in generation revenues,

•	partially offset by an $18.3 million decrease in T&D revenues.

     Generation revenues increased primarily due to a $32.3 million increase resulting from higher generation rates charged to Pennsylvania customers and a $12.7 million net increase from the West Virginia Rate Order, which resulted in an increase in generation rates related to fuel and purchased power and a decrease in base rates, partially offset by a decrease due to milder weather.
     T&D revenues decreased primarily due to an $18.2 million decrease as a result of the West Virginia Rate Order, which decreased T&D base rates charged to customers, and a decrease due to milder weather, partially offset by a $5.1 million increase due to the expiration of a Maryland customer choice credit.
     Transmission services and bulk power revenues decreased by $4.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $31.5 million decrease due to the May 2007 expiration of a fixed price power supply agreement to serve Monongahela’s former Ohio service territory. This decrease was partially offset by a $14.9 million increase related to the Warrior Run PURPA generation facility output being sold into PJM at market prices effective January 1, 2008, which are higher than prices under a prior fixed price contract and a $13.4 million increase in PJM administration revenues, primarily due to increased recoverable expenses and return on investment, primarily related to TrAIL Company. See “Regulatory Matters” below and Note 3, “Transmission Expansion Projects” for additional information.
Operating Expenses
     Purchased Power and Transmission: Purchased power and transmission represents the Distribution Companies’ power purchases from other companies (primarily AE Supply and Monongahela), as well as purchases from qualifying facilities under PURPA. Purchased power and transmission consisted of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Other purchased power and transmission	$435.1	$411.0	$930.8	$872.6
From PURPA generation	39.0	43.1	78.8	82.3

Purchased power and transmission	$474.1	$454.1	$1,009.6	$954.9

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

     Other purchased power and transmission increased $24.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to:
•	a $26.9 million increase due to a new power sales agreement in Virginia between AE Supply and Potomac Edison at market-based rates beginning July 1, 2007 (see “Regulatory Matters” and “Risk Factors” below and Note 5, “Rates and Regulation,” for additional information regarding market-based rates in Virginia) and

•	a $15.5 million increase due to higher generation rates charged to Pennsylvania customers, which is passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	partially offset by a $12.4 million decrease due to the expiration in May 2007 of a fixed price supply agreement to serve Monongahela’s former Ohio service territory.
     Other purchased power and transmission increased $58.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $51.5 million increase due to a new power sales agreement in Virginia between AE Supply and Potomac Edison at market-based rates (see “Regulatory Matters” and “Risk Factors” below and Note 5, “Rates and Regulation,” for additional information regarding market-based rates in Virginia) and

•	a $32.3 million increase due to higher generation rates charged to Pennsylvania customers, which is passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	partially offset by a $21.7 million decrease due to the expiration in May 2007 of a fixed price supply agreement to serve Monongahela’s former Ohio service territory.
     Purchased power and transmission from PURPA decreased $4.1 million and $3.5 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to a service outage during May 2008 at the Warrior Run PURPA generation facility that did not occur during the prior year.
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
     Market-based Generation Costs. Potomac Edison is authorized by the Maryland PSC to recover the costs of the generation component of power sold to certain commercial and industrial customers who did not choose a third-party alternative generation provider. A regulatory asset or liability is recorded on Potomac Edison’s balance sheet relative to any under-recovery or over-recovery for the generation component of costs charged to Maryland commercial and industrial customers. Deferred energy costs, net relate, in part, to the recovery from or payment to customers related to these generation costs, to the extent amounts paid for generation costs differ from prices currently charged to customers. In addition, under an order of the Virginia State Corporation Commission (the “Virginia SCC”), Potomac Edison was granted a rate adjustment subject to hearing and refund to recover a portion of its increased purchased power costs. The order directed Potomac Edison to defer any under- or over-recovery of purchased power costs approved. See “Regulatory Matters” below and Note 5, “Rates and Regulation” for additional information.

     Deferred energy costs, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
AES Warrior Run PURPA generation	$1.6	$(3.5)	$6.8	$(2.7)
Market-based generation and other costs	1.7	2.2	(0.4)	(0.1)

Deferred energy costs, net	$3.3	$(1.3)	$6.4	$(2.8)

     The $4.6 million and $9.2 million changes in deferred energy costs, net for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007 represent a net increase in expense, primarily related to the over-recovery of net costs related to the AES Warrior Run PURPA generation facility during 2008.
     Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Operations and maintenance	$91.8	$84.6	$183.7	$170.9
     Operations and maintenance expenses increased $7.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to:
•	a $2.6 million increase in outside services expense, primarily as a result of information technology improvement initiatives and activities,

•	a $2.0 million increase in right-of-way vegetation expense resulting from increased maintenance activities and storm activity and

•	a $1.5 million increase in contract work due to service outages as a result of storm activity.
     Operations and maintenance expenses increased $12.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $4.2 million increase in outside services expense, primarily as a result of information technology improvement initiatives and activities,

•	a $2.7 million increase in contract work due to service outages as a result of storm activity,

•	a $2.5 million increase in uncollectible expense, primarily due to increased accounts receivable reserves resulting from higher average accounts receivable and

•	a $2.3 million increase in right-of-way vegetation expense resulting from increased maintenance activities and storm activity.

     Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Depreciation and amortization	$40.7	$41.1	$83.4	$81.3
     Depreciation and amortization expenses increased $2.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to increased depreciation resulting from net property, plant and equipment additions and the West Virginia Rate Order, which shortened the depreciable lives of certain T&D assets.
     Taxes Other Than Income Taxes:  Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes, gross receipts taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Taxes other than income taxes	$34.3	$30.1	$70.4	$65.6
     Taxes other than income taxes increased $4.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a $3.0 million increase in property tax resulting from a favorable audit settlement during the three months ended June 30, 2007 and a $1.3 million increase in gross receipts tax, primarily due to an increase in taxable regulated utility revenues.
     Taxes other than income taxes increased $4.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $4.1 million increase in gross receipts tax, primarily resulting from an increase in taxable regulated utility revenues and a $1.2 million net increase due to favorable audit settlements.
Interest Expense and Preferred Dividends of Subsidiary
     Interest expense and preferred dividends of subsidiary were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Interest expense	$23.9	$18.4	$45.8	$36.9
Preferred dividends of subsidiary	—	0.2	—	0.3

Interest expense and preferred dividends of subsidiary	$23.9	$18.6	$45.8	$37.2

     Interest expense increased $5.5 million and $8.9 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to the December 2007 issuance of $275 million of first mortgage bonds by West Penn.
Income Tax Expense
     The effective tax rate for the three months ended June 30, 2008 was 38.0%. Income tax expense for the three months ended June 30, 2008 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to adjustments to reserves for uncertain tax positions that increased the rate by 19.3%, nondeductible expenses that increased the rate by 2.7% and the accounting for deferred taxes related to utility property, which increased the rate by 0.7%, partially offset by a state income tax benefit of 16.2% and the Delivery and Services segment’s share of consolidated tax savings, which decreased the rate by 3.1%.

     The effective tax rate for the three months ended June 30, 2007 was 39.9%. Income tax expense for the three months ended June 30, 2007 was higher than income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, the accounting for deferred taxes related to utility property, other adjustments related to tax reserves and a nondeductible expense that increased the tax rate for the quarter.
     The effective tax rate for the six months ended June 30, 2008 was 28.8%. Income tax expense for the six months ended June 30, 2008 was lower than the income tax expense calculated at federal statutory tax rate of 35%, primarily due to adjustments to reserves for uncertain tax positions that decreased the rate by 11.4%, partially offset by state income taxes, which increased the rate by 1.4%, adjustments to deferred taxes related to a decrease in the West Virginia corporate net income tax rate, which increased the rate by 2.3% and nondeductible expenses, which increased the rate by 0.7%.
     The effective tax rate for the six months ended June 30, 2007 was 42.2%. Income tax expense for the six months ended June 30, 2007 was higher than income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, the accounting for deferred taxes related to utility property, other adjustments related to tax reserves and a nondeductible expense that increased the tax rate for the quarter.
Transmission Expansion
     Included in the Delivery and Services segment are the results of TrAIL Company and PATH, LLC. The combined results of operations for TrAIL Company and PATH, LLC are as follows:
Income Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Operating revenues	$10.2	$1.4	$18.5	$3.1
Operating income (loss)	$6.2	$(0.2)	$11.8	$0.2
Income before income taxes and minority interest	$5.7	$0.4	$10.5	$0.9
Net income	$3.1	$0.2	$5.7	$0.6
     TrAIL and PATH are subject to the jurisdiction of FERC for the recovery of rates through PJM. FERC has approved the use of a formula rate methodology for recovery of all prudently incurred expenses and a return on debt and equity on all capital expenditures in connection with TrAIL and PATH based on a hypothetical capital structure, whether the transmission facilities are in service or in the process of construction.
     Therefore, revenues and operating income are expected to increase as the projects move forward from the planning and approval stages through development and construction.
     TrAIL Company and PATH, LLC began recognizing revenue on January 1, 2007 and March 1, 2008, respectively, based on allowable costs incurred and return earned. For more information regarding TrAIL and PATH, see “Regulatory Matters” below, Note 3, “Transmission Expansion Projects” and Note 5, “Rates and Regulation.”

     The Generation and Marketing Segment
     The Generation and Marketing segment includes Allegheny’s power generation operations. The Generation and Marketing segment is comprised of two components: an unregulated component consisting of AE Supply’s power generation and marketing operations and a regulated component consisting of Monongahela’s regulated West Virginia generation operations.
     The unregulated, regulated and consolidated Generation and Marketing segment income (loss) summary is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2008				June 30, 2007
(In millions)	Unregulated	Regulated	Eliminations	Total	Unregulated	Regulated	Eliminations	Total
Operating revenues	$549.5	$146.0	$(11.0)	$684.5	$395.2	$141.3	$(11.2)	$525.3

Fuel	174.1	71.2	—	245.3	168.8	62.6	—	231.4
Purchased power and transmission	4.9	30.5	(11.0)	24.4	7.8	30.8	(11.2)	27.4
Deferred energy costs, net	—	(2.1)	—	(2.1)	—	(6.9)	—	(6.9)
Operations and maintenance	69.8	30.2	0.1	100.1	74.6	33.5	0.1	108.2
Depreciation and amortization	23.7	4.9	(0.5)	28.1	22.6	7.6	(0.6)	29.6
Taxes other than income taxes	12.0	6.5	—	18.5	11.7	7.0	—	18.7

Total operating expenses	284.5	141.2	(11.4)	414.3	285.5	134.6	(11.7)	408.4

Operating income	265.0	4.8	0.4	270.2	109.7	6.7	0.5	116.9
Other income (expense), net	1.4	3.4	(2.9)	1.9	3.5	3.8	(3.2)	4.1
Interest expense	25.9	9.7	—	35.6	36.8	9.4	—	46.2

Income (loss) before income taxes and minority interest	240.5	(1.5)	(2.5)	236.5	76.4	1.1	(2.7)	74.8
Income tax expense (benefit)	87.8	(0.8)	(0.1)	86.9	29.8	0.9	(0.1)	30.6
Minority interest	2.4	—	(2.4)	—	3.2	—	(2.6)	0.6

Net income (loss)	$150.3	$(0.7)	$—	$149.6	$43.4	$0.2	$—	$43.6

	Six Months Ended				Six Months Ended
	June 30, 2008				June 30, 2007
(In millions)	Unregulated	Regulated	Eliminations	Total	Unregulated	Regulated	Eliminations	Total
Operating revenues	$992.1	$283.1	$(22.4)	$1,252.8	$813.1	$258.5	$(21.8)	$1,049.8

Fuel	354.9	140.2	—	495.1	340.6	123.0	—	463.6
Purchased power and transmission	14.4	59.9	(22.4)	51.9	13.9	59.4	(21.7)	51.6
Deferred energy costs, net	—	(15.7)	—	(15.7)	—	(6.9)	—	(6.9)
Operations and maintenance	119.7	59.1	0.2	179.0	121.3	64.1	0.1	185.5
Depreciation and amortization	47.0	9.7	(1.0)	55.7	45.0	17.6	(1.2)	61.4
Taxes other than income taxes	22.4	12.5	—	34.9	25.1	14.0	—	39.1

Total operating expenses	558.4	265.7	(23.2)	800.9	545.9	271.2	(22.8)	794.3

Operating income (loss)	433.7	17.4	0.8	451.9	267.2	(12.7)	1.0	255.5
Other income (expense), net	5.1	6.9	(5.9)	6.1	7.0	7.5	(6.3)	8.2
Interest expense	54.2	19.4	(0.1)	73.5	75.2	13.1	—	88.3

Income (loss) before income taxes and minority interest	384.6	4.9	(5.0)	384.5	199.0	(18.3)	(5.3)	175.4
Income tax expense (benefit)	132.0	0.6	(0.2)	132.4	74.6	(7.9)	(0.2)	66.5
Minority interest	4.8	—	(4.8)	—	6.1	—	(5.1)	1.0

Net income (loss)	$247.8	$4.3	$—	$252.1	$118.3	$(10.4)	$—	$107.9

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
     The following table provides electricity generation information, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Generation (million kWhs)	10,603	11,759	(9.8)%	23,144	24,851	(6.9)%
     The following tables reconcile “Income before income taxes and minority interest” for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008.

(In millions)
Income before income taxes and minority interest for the three months ended June 30, 2007		$74.8
Increase in operating revenues		159.2
Decreases (increases) in operating expenses:
Fuel	(13.9)
Deferred energy costs, net	(4.8)
Operations and maintenance	8.1
Other operating expenses	4.7

Operating expenses		(5.9)
Decrease in other income (expense), net		(2.2)
Decrease in interest expense		10.6

Income before income taxes and minority interest for the three months ended June 30, 2008		$236.5

(In millions)
Income before income taxes and minority interest for the six months ended June 30, 2007		$175.4
Increase in operating revenues		203.0
Decreases (increases) in operating expenses:
Fuel	(31.5)
Deferred energy costs, net	8.8
Operations and maintenance	6.5
Depreciation and amortization	5.7
Taxes other than income taxes	4.2
Other operating expenses	(0.3)

Operating expenses		(6.6)
Decrease in other income (expense), net		(2.1)
Decrease in interest expense		14.8

Income before income taxes and minority interest for the six months ended June 30, 2008		$384.5

Operating Revenues
     Operating revenues increased $159.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to:
•	a $196.6 million increase in unrealized gains relating to FTRs,

•	a $26.3 million increase in revenues from affiliates, primarily due to a new power sales agreement in Virginia between AE Supply and Potomac Edison at market-based rates, effective July 1, 2007, as well as higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply, partially offset by lower sales volumes for certain of Potomac Edison’s customers in Maryland and

•	a $16.2 million increase in PJM revenue, net, primarily due to an increase in the weighted average “round-the-clock” price for power in Allegheny’s region of PJM, the APS Zone, from $54.84 per MWh for 2007 to $71.76 per MWh for 2008, partially offset by a 9.8% decrease in total MWhs generated.
     These operating revenue increases were partially offset by:
•	a $56.2 million decrease in 2008 revenue resulting from increased unrealized losses on economic power sale hedges that did not qualify for hedge accounting and

•	a $13.1 million decrease resulting from mark-to-market changes related to pipeline capacity economic hedges that did not qualify for hedge accounting.
     Operating revenues increased $203.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $201.0 million increase in unrealized gains relating to FTRs,

•	a $60.2 million increase in revenues from affiliates, primarily due to a new power sales agreement in Virginia between AE Supply and Potomac Edison at market-based rates, effective July 1, 2007, as well as higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply, partially offset by lower sales volumes for certain of Potomac Edison’s customers in Maryland and

•	a $25.6 million increase in PJM revenue, net, primarily due to an increase in the weighted average “round-the-clock” price for power in Allegheny’s region of PJM, the APS Zone, from $54.37 per MWh for 2007 to $69.57 per MWh for 2008, partially offset by a 6.9% decrease in total MWhs generated.
     These operating revenue increases were partially offset by:
•	a $63.2 million decrease in 2008 revenue resulting from increased unrealized losses on economic power sale hedges that did not qualify for hedge accounting and

•	a $13.1 million decrease resulting from mark-to-market changes related to pipeline capacity economic hedges that did not qualify for hedge accounting.

Operating Expenses
     Fuel expense increased $13.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a $24.4 million increase in coal expense, partially offset by a $15.3 million decrease in natural gas expense. The increase in coal expense was due to an increase of $6.38 in the average price of coal per ton consumed, partially offset by a 5.2% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities. Natural gas expense decreased due to a 71.6% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas generation facilities, partially offset by an increase of $5.18 in the average price of natural gas per decatherm consumed.
     Fuel expense increased $31.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $43.3 million increase in coal expense, partially offset by a $17.7 million decrease in natural gas expense. The increase in coal expense was due to an increase of $5.07 in the average price of coal per ton consumed, partially offset by a 3.2% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities. Natural gas expense decreased due to a 64.4% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas generation facilities, partially offset by an increase of $4.29 in the average price of natural gas per decatherm consumed.
     Deferred energy costs, net increased $4.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and decreased $8.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to changes in the deferral of certain costs related to the May 23, 2007 implementation of the ENEC in West Virginia, which is discussed in greater detail in “Regulated Results — Deferred Energy Costs, Net” below.
     Operations and maintenance expense decreased $8.1 million and $6.5 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to decreased contract work resulting from the timing of plant maintenance.
     Depreciation and amortization expense decreased $5.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the West Virginia Rate Order, which extended the depreciable lives of regulated generating assets, partially offset by increased depreciation expense resulting from net property, plant and equipment additions. See “Regulatory Matters” below and
Note 5, “Rates and Regulation.”
     Taxes other than income taxes decreased $4.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a tax refund.
Other income (expense), net
     Other income (expense), net decreased $2.2 million and $2.1 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to lower interest income resulting from decreased average investments at lower rates.
Interest Expense
     Interest expense decreased $10.6 million and $14.8 million for the three and six months ended June 30, 2008, respectively , compared to the three and six months ended June 30, 2007, primarily due to lower average debt outstanding under the AE Supply Credit Facility and increased capitalized interest due to capital projects that were partially funded using cash from operations. These amounts were partially offset by increased interest expense associated with the April 2007 issuance of environmental control bonds.
Income Tax Expense
     The effective tax rate for the three months ended June 30, 2008 was 36.7%. Income tax expense for the three months ended June 30, 2008 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the rate by 3.3%, partially offset by an additional benefit for expected greater utilization of Pennsylvania net operating losses recorded in the quarter, which decreased the rate by 1.3%.
     The effective tax rate for the three months ended June 30, 2007 was 40.8%. Income tax expense for the three months ended June 30, 2007 was higher than income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, other adjustments related to tax reserves and a nondeductible expense that increased the tax rate for the quarter.
     The effective tax rate for the six months ended June 30, 2008 was 34.4%. Income tax expense for the six months ended June 30, 2008 was lower than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to a benefit for Pennsylvania net operating losses recorded in the second quarter, which decreased the rate by 0.8%, and an adjustment to deferred tax liabilities related to a decrease in the West Virginia corporate net income tax rate, which decreased the rate by 2.1%, partially offset by state income taxes, which increased the rate by 3.2%.
     The effective tax rate for the six months ended June 30, 2007 was 37.8%. Income tax expense for the six months ended June 30, 2007 was higher than income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, and a nondeductible expense that increased the tax rate for the period, partially offset by an adjustment to deferred taxes for a West Virginia corporate net income tax rate change.

Generation and Marketing Segment — Unregulated Results
     The following table provides electricity generation information for Allegheny’s unregulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
kWhs generated (in millions)	7,736	8,548	(9.5)%	16,850	18,406	(8.5)%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Revenue from affiliates	$285.2	$258.1	$618.2	$555.5
PJM revenue, net	143.9	132.9	258.2	250.1
Other operating revenues, including risk management and trading activities, net	120.4	4.2	115.7	7.5

Unregulated revenue	$549.5	$395.2	$992.1	$813.1

Revenue from affiliates
     AE Supply provides Potomac Edison and West Penn with a majority of the power necessary to meet their PLR obligations under power sales agreements that have both fixed-price and market-based pricing components.
     Revenue from affiliates increased $27.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to:
•	a $25.3 million increase due to a new power sales agreement in Virginia between AE Supply and Potomac Edison at market-based rates, effective July 1, 2007 and

•	a $15.5 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	partially offset by a $10.5 million decrease related to lower sales volumes for certain of Potomac Edison’s customers in Maryland.
     Revenue from affiliates increased $62.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to:
•	a $46.3 million increase due to a new power sales agreement in Virginia between AE Supply and Potomac Edison at market-based rates, effective July 1, 2007 and

•	a $32.3 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	partially offset by a $15.4 million decrease related to lower sales volumes for certain of Potomac Edison’s customers in Maryland.

PJM revenue, net: PJM revenue, net was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Generation sold into PJM	$492.5	$435.1	$1,039.3	$899.4
Power purchased from PJM	(348.6)	(302.2)	(781.1)	(649.3)

PJM revenue, net	$143.9	$132.9	$258.2	$250.1

     PJM revenue, net increased $11.0 million and $8.1 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to higher revenues from generation sold into PJM, partially offset by an increase in power purchased from PJM. Revenues from generation sold into PJM were higher, primarily due to an increase in the market price of power, partially offset by a decrease in MWhs generated. Power purchased from PJM increased due to an increase in the market price of power, partially offset by decreased customer load.
     Other Operating Revenues:
     Other operating revenues increased $116.2 million and $108.2 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to an increase in unrealized gains relating to FTRs, partially offset by increased unrealized losses on economic hedges that did not qualify for hedge accounting.
Operating Expenses
     Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated fuel	$174.1	$168.8	$354.9	$340.6
     Fuel expense increased $5.3 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a $17.8 million increase in coal expense and a $3.0 million increase in other fuel related expenses, partially offset by a $15.5 million decrease in natural gas expense. The increase in coal expense was primarily due to an increase of $5.80 in the average price of coal per ton consumed, partially offset by a 3.0% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s unregulated coal-fired generation facilities. Natural gas expense decreased due to a 72.3% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas generation facilities, partially offset by an increase of $5.20 in the average price of natural gas per decatherm consumed.
     Fuel expense increased $14.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $28.1 million increase in coal expense and a $4.1 million increase in other fuel related expenses, partially offset by a $17.9 million decrease in natural gas expense. The increase in coal expense was primarily due to an increase of $4.99 in the average price of coal per ton consumed, partially offset by a 3.8% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s unregulated coal-fired generation facilities. Natural gas expense decreased due to a 65.3% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas generation facilities, partially offset by an increase of $4.35 in the average price of natural gas per decatherm consumed.

     Purchased Power and Transmission: Purchased power and transmission expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated purchased power and transmission expenses	$4.9	$7.8	$14.4	$13.9
     Purchased power and transmission expenses decreased $2.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the sale of higher volumes of excess natural gas purchased for gas generation during the three months ended June 30, 2007 compared to the three months ended June 30, 2008.
     Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated operations and maintenance	$69.8	$74.6	$119.7	$121.3
     Operations and maintenance expenses decreased $4.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to decreased contract work resulting from the timing of plant maintenance.
     Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated depreciation and amortization	$23.7	$22.6	$47.0	$45.0
     Depreciation and amortization expenses increased $1.1 million and $2.0 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to increased depreciation resulting from net property, plant and equipment additions.
     Taxes Other than Income Taxes: Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated taxes other than income taxes	$12.0	$11.7	$22.4	$25.1
     Taxes other than income taxes decreased $2.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a tax refund.

Other Income (Expense), Net
     Other income (expense), net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated other income (expense), net	$1.4	$3.5	$5.1	$7.0
     Other income (expense), net decreased $2.1 million and $1.9 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to lower interest income resulting from decreased average investments at lower rates.
Interest Expense
     Interest expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Unregulated interest expense	$25.9	$36.8	$54.2	$75.2
     Interest expense decreased $10.9 million and $21.0 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to lower average debt outstanding under the AE Supply Credit Facility and increased capitalized interest due to capital projects that were partially funded using cash from operations.

Generation and Marketing Segment — Regulated Results
     The following table provides electricity generation information for Allegheny’s regulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
kWhs generated (in millions)	2,867	3,210	(10.7)%	6,295	6,444	(2.3)%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Revenue from affiliates	$127.2	$128.2	$271.2	$273.0
PJM revenue, net	12.4	7.1	(2.5)	(20.0)
Fort Martin scrubber surcharge	6.0	6.3	12.0	6.3
Other operating revenues	0.4	(0.3)	2.4	(0.8)

Regulated revenue	$146.0	$141.3	$283.1	$258.5

Revenue from affiliates
     Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to meet its West Virginia jurisdictional customer load and its contractual obligations, which include supplying power to serve Potomac Edison’s West Virginia load.
     Potomac Edison purchases the power necessary to service its West Virginia customers from Monongahela at a prorated share of overall Monongahela generation costs and associated revenue. Effective with the institution of the ENEC under the 2007 West Virginia Rate Order for Allegheny’s West Virginia service territory, the amount charged to Potomac Edison reflects an adjustment for over and/or under recovery. See “Regulatory Matters” below and Note 5, “Rates and Regulation” for additional information.
     Revenues from affiliates decreased $1.0 million and $1.8 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to decreased customer load.
     PJM revenue, net: PJM revenue, net was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Generation sold into PJM	$205.1	$174.0	$425.2	$339.2
Power purchased from PJM	(192.7)	(166.9)	(427.7)	(359.2)

PJM revenue, net	$12.4	$7.1	$(2.5)	$(20.0)

     PJM revenue, net increased $5.3 million and $17.5 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to higher revenues from generation sold into PJM, partially offset by an increase in power purchased from PJM. Revenues from generation sold into PJM were higher, primarily due to an increase in the market price of power, partially offset by decreased MWhs generated at Allegheny’s regulated plants. Power purchased from PJM increased due to an increase in the market price of power.

     Fort Martin scrubber surcharge:
     Fort Martin scrubber surcharge revenue increased $5.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, because the surcharge, which was implemented in April 2007, only generated revenue for a portion of the six months ended June 30, 2007. Fort Martin scrubber surcharge revenue results from an environmental control surcharge that Monongahela and Potomac Edison impose on their West Virginia retail customers following the April 2007 Fort Martin securitization financings. This surcharge is intended to recover certain costs to construct scrubbers at Fort Martin and certain related financing costs and will result in no net income or loss. A regulatory liability is recorded for amounts billed in excess of costs incurred, and the surcharge is adjusted periodically to reflect over or under recovery of the amount necessary to service the bonds issued in connection with the securitization financing order.
     Other Operating Revenues:
     Other operating revenues increased $3.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to emission allowance strategies.
Operating Expenses
     Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs.
     Fuel expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Regulated fuel	$71.2	$62.6	$140.2	$123.0
     Fuel expense increased $8.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a $6.6 million increase in coal expense. The increase in coal expense was primarily due to an increase of $7.96 in the average price of coal per ton consumed, partially offset by a 10.3% decrease in tons of coal consumed as a result of decreased MWhs generated at Allegheny’s regulated coal-fired generation facilities.
     Fuel expense increased $17.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $15.2 million increase in coal expense. The increase in coal expense was primarily due to an increase of $5.24 in the average price of coal per ton consumed, partially offset by a 1.7% decrease in tons of coal consumed as a result of decreased MWhs generated at Allegheny’s regulated coal-fired generation facilities.
     Deferred Energy Costs, Net: Deferred energy costs, net represent the deferral of certain energy costs incurred to the period in which such costs are recovered in rates. Deferred energy costs relate to the following:
     Expanded Net Energy Cost (“ENEC”). The May 2007 West Virginia Rate Order re-established an annual ENEC method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues will be tracked for under and/or over recoveries, and revised ENEC rate filings will be made on an annual basis. Any under and/or over recovery of costs, net of related revenues, will be deferred, for subsequent recovery or refund, as a regulatory asset or regulatory liability with the corresponding impact on the Consolidated Statements of Income reflected in “Deferred energy costs, net.” By order dated January 14, 2008, the West Virginia PSC approved a modification to the ENEC directing interest earnings on the Fort Martin scrubber project escrow fund to be applied to the ENEC. See “Regulatory Matters” below and Note 5, “Rates and Regulation,” for additional information.

     Deferred energy costs, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Regulated deferred energy costs, net	$(2.1)	$(6.9)	$(15.7)	$(6.9)
     The $4.8 million change in deferred energy costs, net for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 represents the change in the deferral of certain costs related to the ENEC.
     The $8.8 million change in deferred energy costs, net for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 represents a net credit to expense, related to the implementation of the ENEC.
     Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Regulated operations and maintenance	$30.2	$33.5	$59.1	$64.1
     Operations and maintenance expenses decreased $3.3 million and $5.0 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to decreased contract work resulting from the timing of plant maintenance.
     Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Regulated depreciation and amortization	$4.9	$7.6	$9.7	$17.6
     Depreciation and amortization expenses decreased $2.7 million and $7.9 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to the West Virginia Rate Order, which extended the depreciable lives of regulated generating assets.
     Taxes Other than Income Taxes: Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Regulated taxes other than income taxes	$6.5	$7.0	$12.5	$14.0
     Taxes other than income taxes decreased $1.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a tax refund received.

Interest Expense
     Interest expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Regulated interest expense	$9.7	$9.4	$19.4	$13.1
     Interest expense increased $6.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to higher average debt outstanding as a result of the April 2007 issuance of environmental control bonds.

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
     At June 30, 2008, Allegheny’s total borrowing capacity under AE’s and AE Supply’s respective revolving credit facilities and the use of this borrowing capacity were as follows:

	Total		LOCs	Available
(In millions)	Capacity	Borrowed	Issued	Capacity
AE Revolving Credit Facility	$400.0	$—	$6.4	$393.6
AE Supply Revolving Facility	400.0	235.0	10.0	155.0

Total	$800.0	$235.0	$16.4	$548.6

     Allegheny’s consolidated capital structure, excluding short-term debt and minority interest, as of June 30, 2008 and December 31, 2007, was as follows:

	June 30, 2008		December 31, 2007
(In millions)	Amount	%	Amount	%
Long-term debt	$4,096.2	60.1	$4,039.3	61.4
Stockholders’ equity	2,721.4	39.9	2,535.4	38.6

Total	$6,817.6	100.0	$6,574.7	100.0

2008 Debt Activity
     Issuances of indebtedness and repayments of principle on indebtedness, during the six months ended June 30, 2008 were as follows:

(In millions)	Issuances	Repayments
Monongahela:
Environmental Control Bonds	$—	$9.4
Potomac Edison:
Environmental Control Bonds	—	2.9
West Penn:
Transition Bonds	2.8	44.3
AE Supply:
AE Supply Credit Facility:
Term Loan	—	125.0
Revolving Loan	250.0	15.0

Consolidated Total	$252.8	$196.6

     See Note 8, “Common Stock and Debt,” for additional information and details regarding Allegheny’s debt. See also Item 8, Note 11, “Capitalization and Short-Term Debt,” in the 2007 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancings and other debt issuances and repayments.
     AE has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2007 Annual Report on Form 10-K for additional information.
Dividends
     On June 23, 2008 and March 24, 2008, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record on June 9, 2008 and March 10, 2008, respectively. On July 10, 2008, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share to shareholders of record on September 15, 2008.
Coal Agreement
     In July 2008, Allegheny entered into a coal purchase agreement and a modified agreement to lease Allegheny’s coal reserves in Washington County, Pennsylvania with an affiliate of Alliance Resource Partners, L.P. The coal purchase agreement will provide Allegheny with a total of approximately 20 million tons of coal through 2020, with deliveries that are scheduled to begin in 2010 and are expected to reach two million tons per year in 2011. Under the modified lease agreement, Alliance will continue to lease Allegheny’s coal reserves in Washington County, while seeking the permits necessary to mine the coal. Allegheny will receive royalty payments from any production of coal from these coal reserves.
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

	Six Months Ended
	June 30,
(In millions)	2008	2007
Net income	$290.3	$186.8
Non-cash items included in income	156.9	288.6
Pension and other postretirement employee benefit plan contributions	(42.0)	(42.2)
Changes in certain assets and liabilities	(91.1)	(34.3)

Net cash provided by operating activities	$314.1	$398.9

     Cash flows provided by operating activities for the six months ended June 30, 2008 were $314.1 million and primarily consisted of net income of $290.3 million and non-cash items of $156.9 million that reduced net income but did not result in the outlay of cash, partially offset by changes in certain assets and liabilities of $91.1 million and payments to Allegheny’s pension and other postretirement benefit plans of $42.0 million. The non-cash items primarily consisted of depreciation and amortization of $139.1 million and deferred income taxes of $121.8 million, partially offset by unrealized gains on derivatives, net of $154.6 million. Changes in certain assets and liabilities primarily consisted of $75.9 million in changes in receivables and payables resulting from normal working capital activity, an increase in materials, supplies and fuel of $44.9 million, primarily as a result of increased fuel inventory levels and higher prices, and a change in accrued taxes of $11.5 million, primarily as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by a reduction in collateral deposits of $29.1 million, primarily due to reduced collateral requirements with various counterparties to Allegheny’s power contracts.
     Cash flows provided by operating activities for the six months ended June 30, 2007 were $398.9 million and primarily consisted of net income of $186.8 million and non-cash items of $288.6 million that reduced net income but did not result in the outlay of cash. These non-cash items primarily consisted of depreciation and amortization of $142.7 million and deferred income taxes of $123.3 million. These amounts were partially offset by contributions made to pension and other postretirement employee benefit plans of $42.2 million, as well as changes in certain assets and liabilities of $34.3 million, primarily resulting from a $13.6 million change in receivables and payables as a result of normal working capital activity, a change in accrued taxes of $12.3 million primarily as a result of timing differences associated with the payment of certain tax obligations and a $12.2 million change in deferred income tax liabilities as a result of the implementation of FIN 48, partially offset by a change in accrued interest of $8.1 million from the timing of interest payments.

Investing Activities
     Cash flows from investing activities are summarized as follows:

	Six Months Ended
	June 30,
(In millions)	2008	2007
Capital expenditures	$(478.4)	$(351.3)
Proceeds from asset sales	0.4	0.3
Purchase of Merrill Lynch interest in subsidiary	(50.0)	—
Decrease (increase) in restricted funds	58.3	(417.9)
Other investments	(1.5)	(1.2)

Net cash used in investing activities	$(471.2)	$(770.1)

     Cash flows used in investing activities for the six months ended June 30, 2008 were $471.2 million and primarily consisted of $478.4 million of capital expenditures and $50.0 million relating to the acquisition of Merrill Lynch’s non-controlling interest in AE Supply, partially offset by a $58.3 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin scrubber project to pay for construction costs associated with that ongoing project.
     Cash flows used in investing activities for the six months ended June 30, 2007 were $770.1 million and primarily consisted of $351.3 million of capital expenditures and a $417.9 million increase in restricted funds relating to the receipt and investment of the funds from the bonds relating to the Fort Martin scrubber project.
Financing Activities
     Cash flows from financing activities are summarized as follows:

	Six Months Ended
	June 30,
(In millions)	2008	2007
Issuance of long-term debt	$249.1	$451.2
Repayment of long-term debt	(196.6)	(56.4)
Equity contribution to PATH, LLC by AEP	4.5	—
Payments on capital lease obligations	(4.4)	(4.0)
Proceeds from exercise of employee stock options	16.7	9.0
Cash dividends paid on common stock	(50.4)	—

Net cash provided by financing activities	$18.9	$399.8

     Cash flows provided by financing activities for the six months ended June 30, 2008 were $18.9 million and included $249.1 from borrowings primarily under AE Supply’s Revolving Loan partially offset by $196.6 million in various debt repayments including a $125 million debt repayment under AE Supply’s Term Loan and $50.4 million of cash dividends paid on common stock.
     Cash flows provided by financing activities for the six months ended June 30, 2007 were $399.8 million and primarily consisted of the issuance of long-term debt for the construction of the scrubbers at Fort Martin of $451.2 million, partially offset by the repayment of certain long-term debt of $56.4 million.

CREDIT RATINGS
     The following table lists Allegheny’s credit ratings, as of August 6, 2008:

	Moody’s	S & P	Fitch
AE:
Outlook	Stable	Stable	Stable
Corporate Credit Rating	Not Rated	BBB-	BBB-(a)
Senior Unsecured Debt	Ba1	BB+	BBB-
AE Supply:
Outlook	Stable	Stable	Stable
Senior Secured Debt	Baa2	BBB	BBB
Senior Unsecured Debt	Ba1	BBB-	BBB-
Monongahela:
Outlook	Stable	Stable	Stable
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BB+	BBB-
Environmental Control Bonds	Aaa	AAA	AAA
Potomac Edison:
Outlook	Negative	Stable	Negative
First Mortgage Bonds	Baa2	BBB+	BBB
Environmental Control Bonds	Aaa	AAA	AAA
West Penn:
Outlook	Stable	Stable	Stable
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
Transition Bonds	Aaa	AAA	AAA
AGC:
Outlook	Stable	Stable	Stable
Senior Unsecured Debt	Baa3	BBB-	BBB-

(a)	Issuer default rating

OTHER MATTERS
Critical Accounting Policies
     A summary of critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2007 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2007 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2, “Recent Accounting Pronouncements” in Allegheny’s Notes to Consolidated Financial Statements, included herein for a summary of significant recent accounting pronouncements issued or implemented during 2008 that relate to Allegheny.
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
     On August 1, 2007, the Distribution Companies joined in a filing with other PJM and MISO transmission owners proposing a rate design for transmission transactions crossing the border between PJM and MISO. The proposal provides that customers will pay the rates applicable in the transmission zone where such transmission transactions end. Several parties filed protests of the proposal. On January 31, 2008, FERC rejected the protests and accepted the proposal as filed. FERC’s January 2008 decision is currently pending on appeal to the U.S. Court of Appeals for the Seventh Circuit.
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
Wholesale Markets
     In August 2005, PJM filed at FERC to replace its capacity market with a new Reliability Pricing Model, or “RPM,” to address reliability concerns. On April 20, 2006, FERC issued an initial order that found PJM’s capacity market to be unjust and unreasonable and set a process to resolve features of the RPM that needed to be analyzed further before it could determine whether the RPM is a just and reasonable capacity market process. FERC ordered the implementation of settlement procedures in this proceeding, and AE Supply and the Distribution Companies joined in a settlement agreement that was filed with the FERC on September 29, 2006. The settlement agreement created a locational capacity market in PJM, in which PJM procures needed capacity resources through auctions held three years in advance at prices and in quantities determined by an administratively established demand curve. Under the settlement agreement, capacity needs in PJM are met either through purchases made in the proposed auctions or though commitments by load serving entities (“LSEs”) to self-supply their capacity needs. On December 22, 2006, FERC conditionally approved the settlement agreement, the implementation of which began with the 2007-2008 PJM planning year. Capacity auctions were held in April, July and October of 2007 and in January and May of 2008. On June 25, 2007 and again on November 11, 2007, FERC issued orders denying pending requests for rehearing of the December 22, 2006 order and affirming its acceptance of the RPM settlement agreement. Several parties have appealed FERC’s orders approving the RPM settlement, and those appeals are currently pending at the United States Court of Appeals for the District of Columbia Circuit and the United States Court of Appeals for the Third Circuit. On May 30, 2008, several parties naming themselves the “RPM Buyers” filed a complaint at FERC seeking a retroactive reduction in the RPM clearing prices for several RPM auctions that have already been conducted. This complaint is pending before FERC.
     On July 3, 2006, PJM filed at FERC a proposal to implement a process for allocating long-term transmission rights (“LTTRs”). The PJM proposal would allocate a ten-year financial transmission right to PJM LSEs based on each LSE’s zonal base load. The PJM proposal created a link between PJM’s long-term transmission planning process and the LTTR allocation process to ensure that the transmission system is being upgraded as necessary to maintain the availability of the LTTRs that PJM will allocate. On November 22, 2006, FERC issued an order accepting PJM’s proposal, subject to modifications. On January 22, 2007, PJM filed a related settlement agreement, as well as a proposal to allocate any costs to fund LTTRs fully to holders of financial transmission rights on a pro-rata basis. FERC accepted this settlement agreement and related cost allocation proposal in an order issued on May 17, 2007. On October 22, 2007, FERC denied requests for rehearing of the May 17, 2007 order. FERC also ordered the creation of a stakeholder process to determine whether the PJM proposed full funding mechanism that was accepted by FERC should be changed subsequent to the 2007-2008 PJM planning year. Stakeholders did not reach consensus on revisions to the existing full funding mechanism, but there was agreement that the allocation of transmission rights uplift charges and the allocation of excess congestion revenue credits should be aligned. AE Supply and the Distribution Companies filed comments in support of PJM’s proposal at FERC, which was accepted on May 15, 2008.
Transmission Expansion
     TrAIL Project. In June 2006, the PJM Board of Managers approved a Regional Transmission Expansion Plan (“RTEP”) that directed the Distribution Companies and Virginia Electric and Power Company to cause the construction of a 240-mile 500 kV transmission line project from southwestern Pennsylvania through northern West Virginia and into northern Virginia to address potential electric reliability issues. Approximately 185 miles of the project are located in the Distribution Companies’ PJM zone. In October 2006, Allegheny formed TrAIL Company as the entity responsible for financing, constructing, owning, operating and maintaining this project, which has been named “Trans-Allegheny Interstate Line” and is referred to as “TrAIL.” The project includes the construction of approximately 51 miles of 500 kV and 138 kV lines in southwestern Pennsylvania to address electric reliability issues in that area. The project also includes related substations, a new static VAR compensator at the Black Oak substation (the “Black Oak SVC”), upgrades and / or replacements of transformers and / or buses at six other substations and the construction of a new transmission operations center to be located in West Virginia. Total project costs are expected to be approximately $1.2 billion, including approximately $820 million for construction of TrAIL.
     On July 20, 2006, FERC approved incentive rate treatments for TrAIL. On February 21, 2007, TrAIL Company submitted to FERC a filing under Section 205 of the Federal Power Act (the “FPA”) to implement a formula tariff rate, with a proposed effective date of June 1, 2007, that included the incentive rate treatments approved by FERC. On May 31, 2007, FERC issued an order permitting the formula tariff rate to become effective on June 1, 2007, subject to refund and hearing. One of the issues set for hearing was the level of the incentive return on equity for TrAIL. On March 14, 2008, TrAIL Company filed with FERC a settlement in this case. The settlement, which was approved by FERC on July 21, 2008, provides for an incentive return on equity for TrAIL and the Black Oak SVC of 12.7% and a return on equity of 11.7% for non-incentive projects.
     PATH Project. On June 22, 2007, the PJM Board of Managers directed the construction of a 290-mile, high-voltage transmission line. The project, named the Potomac-Appalachian Transmission Highline, or “PATH,” will include approximately 244 miles of 765 kV transmission line from AEP’s substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia, and will also include approximately 46 miles of twin-circuit 500 kV lines from Bedington to a new substation to be built and owned by Allegheny near Kemptown, Maryland. On September 1, 2007, Allegheny entered into a joint venture agreement with a subsidiary of AEP to build PATH. Total project costs are expected to be approximately $1.8 billion, of which Allegheny’s share is expected to be approximately $1.2 billion.
     On December 28, 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a formula rate tariff to be effective March 1, 2008. The filing also included a request for certain incentive rate treatments. On February 29, 2008, FERC issued an order granting the following rate incentives:
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
     FERC set for hearing the cost of service formula rate that will be used to calculate annual revenue requirements for the project and settlement discussions on this issue are underway. Several parties have requested rehearing of the February 29 order.
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
     On October 25, 2007, West Penn filed with the Pennsylvania PUC a default service plan, which was referred to a Pennsylvania PUC administrative law judge for hearings. Hearings were held on March 31 and April 1, 2008. The administrative law judge issued an Initial Decision on May 21, 2008, adopting the majority of West Penn’s proposed default service plan, including procurements through full requirements contracts with bid selections based on price, and a rate mitigation plan under which residential and small commercial customers may opt to defer rate increases of over 25 percent, based on the customer’s total bill, for a period up to three years at an interest rate of six percent. On July 25, 2008, the Pennsylvania PUC issued a final order largely approving West Penn’s proposed procurement approach and rate mitigation plan. West Penn must submit a tariff supplement by September 23, 2008 implementing the default service plan.
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

     Management Efficiency Audit. In 2006 and 2007, the Pennsylvania PUC’s Bureau of Audits conducted an audit of the management efficiency of West Penn, as it is required by state law to do every five to eight years for all major Pennsylvania utilities. The last such audit of West Penn was completed in 2000. The Pennsylvania PUC’s Bureau of Audits has concluded its audit and fact finding, and its conclusions, along with West Penn’s response, became public upon the issuance of the Bureau of Audit’s report to the Pennsylvania PUC. The audit recommendations accepted in full or in part by West Penn include recommendations to:
•	Develop an improvement plan to meet the Pennsylvania PUC’s three-year distribution reliability standards;

•	Conduct a study to determine utilization practices for contractors and company line workers;

•	Enforce an underground damage prevention program;

•	Charge affiliate pole attachment fees consistent with the fees charged to non-affiliates; and

•	Intensify efforts toward attaining representation of women and minorities.
     For each of the next three years, West Penn will be required to provide the Pennsylvania PUC with annual reports on its implementation of, and progress with respect to, these recommendations. West Penn rejected recommendations to: limit its dividend payments to AE; achieve higher returns on final customer accounts that are referred to outside collection agencies; reorganize the reporting relationship of the internal audit function; and periodically change its independent accounting firm. The Pennsylvania PUC issued a Secretarial letter on February 25, 2008, acknowledging West Penn’s report and requested that West Penn continue with its implementation. The Pennsylvania PUC did not order West Penn to implement the recommendations that West Penn rejected. West Penn will provide annual reports in February 2009, 2010 and 2011.
West Virginia
     Transmission Expansion. On March 30, 2007, TrAIL Company filed an application with the West Virginia PSC for authorization to construct the TrAIL project in West Virginia. An evidentiary hearing on this matter was held during a two-week period in January 2008. On April 15, 2008, TrAIL Company filed with the West Virginia PSC a settlement regarding the TrAIL project among TrAIL Company, the Staff of the West Virginia PSC, the Consumer Advocate Division and the West Virginia Energy Users Group (the “WVEUG”). The settlement provides that:
•	Monongahela, Potomac Edison and TrAIL Company will locate 100 to 150 managerial, professional, technical and administrative jobs in north-central West Virginia no later than the in-service date of the West Virginia segment of TrAIL, which will involve construction of a new facility in the state with an estimated cost of approximately $50 million;

•	Monongahela and Potomac Edison will not seek recovery in West Virginia of transmission charges associated with TrAIL for the period from January 2007 through the latest of December 31, 2013, the date which is two and one-half years following the in-service date of TrAIL’s West Virginia segment or the month in which Allegheny’s new West Virginia facility is placed in service;

•	TrAIL Company will contribute $5 million to fund energy conservation programs and assistance plans for low-income customers in West Virginia over a five year period;

•	Monongahela and Potomac Edison will provide rate relief in the form of credits totaling approximately $5.7 million in the aggregate to industrial customers in West Virginia in 2010 and 2011;

•	The West Virginia segment of TrAIL should follow the route set forth in TrAIL Company’s application to the West Virginia PSC, except for certain modifications south of Morgantown, West Virginia, which will more closely follow existing transmission corridors;

•	The Consumer Advocate, the Staff of the West Virginia PSC and the WVEUG will support the need for the portion of TrAIL that is proposed to run from Allegheny’s 502 Junction in Greene County, Pennsylvania through West Virginia to northern Virginia; and

•	Landowners on the right-of-way will be provided with transmission credits that can be used for up to 12,000 kWh of power per year.
     In addition, TrAIL Company accepted, with certain modifications, many of the West Virginia PSC staff’s proposed conditions. For example, TrAIL Company will provide West Virginia homeowners the option to sell to TrAIL Company residences that are located within 400 feet of TrAIL and will follow various proposed guidelines pertaining to pre-construction and construction activities associated with TrAIL.
     Although the West Virginia PSC was otherwise required by statute to issue an order regarding this matter by May 5, 2008, TrAIL Company filed a motion with the West Virginia PSC to toll the statutory decision deadline until June 2, 2008. On April 17, 2008, the West Virginia PSC issued an order requesting that TrAIL Company file a revised motion requesting that the West Virginia PSC toll the statutory decision deadline until August 2, 2008, which TrAIL Company filed with the West Virginia PSC on April 18, 2008. The West Virginia PSC issued an order tolling the statutory deadline to August 2, 2008. A hearing on the settlement was held on May 30, 2008. On August 1, 2008, the West Virginia PSC issued an order authorizing construction of the TrAIL project in West Virginia subject to certain conditions. The order also approved the settlement filed on April 15, 2008 with certain modifications. TrAIL Company is evaluating the order to determine whether it should request reconsideration or clarification of certain conditions and modifications to the settlement.
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
Maryland
     Standard Offer Service. In 2003, the Maryland PSC approved two state-wide settlements relating to the future of PLR and standard offer service (“SOS”). The settlement extended Potomac Edison’s obligation to provide SOS after the expiration of the generation rate cap periods established for Potomac Edison as part of the 1999 restructuring of Maryland’s electric market. The settlement provided that, after expiration of the generation rate caps, SOS would be provided through 2012 for residential customers, through 2008 for smaller commercial and industrial customers and through 2006 for Potomac Edison’s medium-sized commercial customers. Potomac Edison’s obligation to provide SOS for its largest industrial customers expired at the end of 2005. A 2005 settlement extended Potomac Edison’s SOS obligations to its medium-sized commercial customers through May 2007, and a further order of the Maryland PSC issued on August 28, 2006 extended that obligation through at least the end of May 2009.
     The Maryland PSC issued an order on November 8, 2006, and a report to the Maryland legislature on December 31, 2006, that would continue SOS to small and medium-sized commercial customers with changes in procurement durations. The Maryland PSC then opened a new docket in August 2007 (Case No. 9117) to consider matters relating to possible “managed portfolio” approaches to SOS, the aggregation of low income SOS customers, and a retail supplier proposal for the utility “purchase” of all retailer receivables at no discount and with no recourse. Testimony was filed in September 2007. On September 25, 2007, the Maryland PSC opened “Phase II” of the case on utility purchases or construction of generation, bidding for procurement of DSM resources and possible alternatives if the TrAIL and PATH projects are delayed or defeated. Hearings on Phase I and II were held in October and November

2007 and in January 2008. It is unclear when the Maryland PSC will issue its findings in these proceedings. In the meantime, on April 4, 2008, the Maryland PSC released a report reaffirming, based on review by outside counsel and consultants, that the current procurement methods used for SOS have been competitive, fair and free from evidence of collusion. On July 3, 2008, the Maryland PSC issued a further order requiring the utilities to prepare detailed studies of alternatives for possible managed portfolios, with a time horizon out to fifteen years, and to file those studies by October 1, 2008. The Maryland PSC expressly stated that the order, “should not be construed ... as a decision to modify in any way, the current SOS procurement practice.”
     Potomac Edison developed a plan for seeking bids to serve its Maryland residential load for the period after the rate cap expires on December 31, 2008. Potomac Edison filed the proposal with the Maryland PSC on August 3, 2007. On September 12, 2007, the Maryland PSC directed Potomac Edison to proceed with an initial partial procurement in October 2007, but to file a modified plan for the rest of the procurement after the resolution of Case No. 9117. On November 22, 2007, Potomac Edison filed a second partial procurement plan, for bidding in January 2008, which the Maryland PSC approved on December 19, 2007. On April 10, 2008, Potomac Edison filed a third bid plan covering the remaining bidding for 2008, which the Maryland PSC approved on April 11, 2008. On June 9, 2008, Potomac Edison procured a fourth portion of the load, and that procurement was approved by the Maryland PSC on June 13, 2008.
     Advanced Metering and Demand Side Management Initiatives. On June 8, 2007, the Maryland PSC established a new case to consider advanced meters and demand side management programs.
     The Staff of the Maryland PSC filed its report on these matters on July 6, 2007. On September 28, 2007, the Maryland PSC issued an order in this case that required the utilities to file detailed plans for how they will meet a proposal – “EmPOWER Maryland” — that electric usage in Maryland be reduced by 15% by 2015. On October 26, 2007, Potomac Edison filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order. The Maryland PSC conducted hearings on Potomac Edison’s and other utilities’ plans in November 2007 and further hearings on May 7, 2008. The Maryland PSC and the Maryland Energy Administration have also initiated a series of workshops to coordinate the utilities’ plans, the first of which was held on January 4, 2008. In a related development, the Maryland legislature in 2008 adopted a statute codifying the EmPOWER Maryland goals, and setting a deadline of September 1, 2008, for the utilities to file comprehensive plans for attempting to achieve those goals.
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
Virginia
     Transmission Expansion. On April 19, 2007, TrAIL Company filed an application with the Virginia SCC for authorization to construct the TrAIL project in Virginia. The evidentiary hearing in this matter concluded on March 18, 2008 but was reopened on July 8, 2008 to receive additional evidence regarding the impact of the May 2008 RPM auction on the need for the TrAIL project. On July 28, 2008, the Hearing Examiner issued a report recommending to the Virginia SCC that it authorize construction of the TrAIL project in Virginia. Issuance of an order in this matter is expected by the end of September 2008.
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
     The commission’s order:
•	granted a rate adjustment effective immediately that would permit Potomac Edison to collect an additional $9.5 million (pre-tax) on an annualized basis through June 30, 2008, a substantially lower amount than the $42.3 million requested;

•	directed Potomac Edison to implement deferred accounting effective immediately with respect to the over- or under-recovery of the increased purchased power costs approved in the order; and

•	directed Potomac Edison to file an application with the Virginia SCC on or before July 1, 2008, for proposed recovery of purchased power costs for the 12-month period beginning July 1, 2008, including for treatment of any over- or under-recovery incurred for service rendered prior to July 1, 2008 and whether and how its proposed recovery of purchased power costs for service rendered on and after January 1, 2009 would be consistent with the MOU and certain amendments to the Restructuring Act.
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
     On April 30, 2008, Potomac Edison filed an application with the Virginia SCC to recover at least $73 million, and as much as $132.9 million, of purchased power costs for service rendered to its Virginia jurisdictional customers from July 1, 2008 through June 30, 2009. On May 15, 2008, the Virginia SCC issued an order allowing Potomac Edison to increase its rates effective July 1, 2008, on an interim basis subject to refund, to collect $73 million of purchased power costs. Although the collections will occur throughout the period, revenue will be recognized based on the method under which the rates were developed and not on the amount collected. As such, a portion of the amounts collected during the period July 1, 2008 through December 31, 2008 will be deferred and recognized as revenue during the period January 1, 2009 through June 30, 2009.
     The Virginia SCC set the application for an evidentiary hearing on the merits on October 21, 2008. In the meantime, on July 3, 2008, the Virginia SCC held a hearing on the meaning of “financial distress” under Virginia’s utility laws and other legal issues, including a motion by the Staff of the Virginia SCC to bar Potomac Edison from paying a dividend to its corporate parent. Potomac Edison has not paid any dividends since the first adverse order of the Virginia SCC was issued in June 2007. On July 18, 2008, the Virginia SCC issued an order finding that the ratemaking provisions of the MOU expire on December 31, 2008 and requiring additional evidence and legal argument to set rates for 2008 and 2009. The Virginia SCC’s order also directs Potomac Edison to file a plan for meeting its projected load obligations in Virginia, including alternatives for placing generation in its rate base to serve Virginia customers. The July 18th order deferred action on the Staff’s motion to bar Potomac Edison from paying dividends. On July 28, 2008, Potomac Edison filed a motion to amend and supplement the April 30, 2008 application seeking to recover an additional $5.0 million for the period July 1, 2007 through December 19, 2007. Responses to the motion were due by August 1, 2008.
     If Potomac Edison is not granted rate relief, including if the interim rate increase is revoked, Potomac Edison currently estimates that it will incur a shortfall of approximately $132.9 million for the provision of generation service in Virginia for the period from July 1, 2008 through June 30, 2009. As of June 30, 2008, Potomac Edison’s total stockholder’s equity was approximately $411 million.
     As detailed in Potomac Edison’s April 2008 application to the Virginia SCC, Potomac Edison is currently experiencing substantial, unsustainable negative cash flows as a result of the Virginia SCC’s denial of recovery of the large majority of the increase in Potomac Edison’s purchased power costs that began on July 1, 2007. Although the MOU will no longer be in effect, and Potomac Edison thus should be permitted to recover all of its purchased power costs as of January 1, 2009, the Virginia SCC may determine otherwise. As a result, there can be no assurance that Potomac Edison will be able to recover its full cost of power purchases in excess of the capped generation rates that it is currently permitted to charge its Virginia customers in a timely fashion or at all. The inability to recover such costs has had and, in the absence of rate relief, would continue to have a materially negative effect on Potomac Edison’s cash flow, results of operations, financial condition and overall business. Without the ability to recover its purchased power costs, Potomac Edison’s revenues would not be sufficient to fund its ongoing operations and maintenance costs and necessary capital expenditures, and the under-recovery to which Potomac Edison’s Virginia operations are subject would exhaust its capacity to borrow additional funds to support its operations by the third quarter of 2009. Absent adequate rate relief, Potomac Edison may postpone or eliminate some or all planned capital and other expenditures, although such cost saving measures would not be sufficient to fully address Potomac Edison’s negative cash flows described above, and Potomac Edison is, therefore, evaluating other alternatives available to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2007 Annual Report on Form 10-K for additional information relating to market risk.
     The market risk inherent in Allegheny and AE Supply arises from the changes in commodity prices. Allegheny and AE Supply use derivatives and physical transactions to reduce risk in physical assets. To ensure prudent risk management practices and compliance with corporate risk policies, Allegheny and AE Supply assess, monitor and mitigate market risk exposure in accordance with the guidelines of their Corporate Risk Management Business Practices.
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
     Allegheny calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a mark-to-market basis, excluding FTRs. These wholesale energy market positions consist of derivatives in power and natural gas. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of June 30, 2008 and December 31, 2007, this calculation yielded a VaR of $10.0 million and $0, respectively. This increase is due to the increase in the transactions being accounted for on a mark-to-market basis as described in Note 10 “Derivative Instruments and Hedging Activities.”
     The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s Consolidated Balance Sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time. As described in Note 10 “Derivative Instruments and Hedging Activities,” Allegheny recorded $196.6 million in unrealized gains attributable to FTRs during the three months ended June 30, 2008
ITEM 4. CONTROLS AND PROCEDURES
     See, Item 9a, “Controls and Procedures,” in the 2007 Annual Report on Form 10-K for additional information relating to Controls and Procedures.
     Disclosure Controls and Procedures. AE maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
     As of the end of the period covered by this report, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15(e) of the Exchange Act. This evaluation included consideration of the various processes carried out under the direction of AE’s disclosure committee. Based on this evaluation, our CEO and CFO concluded that AE’s disclosure controls and procedures were not effective at a reasonable assurance level because of the identification of a material weakness in internal control over financial reporting described below.

     During the quarter ended June 30, 2008 management identified a material weakness in internal control over financial reporting relating to controls surrounding information used to manually calculate the fair value of certain derivative contracts for purposes of determining the amounts recorded in accumulated comprehensive income (loss) that should be subsequently reclassified into earnings.
     In order to remediate this material weakness, management will expand and formalize its documentation and review procedures relating to manual inputs and calculations of the fair value of certain derivative contracts.
     Notwithstanding the material weakness that existed at June 30, 2008, management believes, based on its knowledge, that the financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.
     Changes in Internal Control over Financial Reporting. Other than as noted above in this Item 4, there were no changes in AE’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially effected or are reasonably likely to materially affect AE’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     United Coals. On April 28, 2008, United Coals, Inc. (“United Coals”) initiated a lawsuit in the Circuit Court of Harrison County, West Virginia against AE Supply, Monongahela and Allegheny Energy Service Corporation. United Coals claims that it is owed approximately $1.4 million for coal previously delivered under the terms of a long term coal supply agreement (the “Agreement”) and also seeks to terminate the Agreement. The Agreement obligates United Coals to provide to Allegheny approximately one million tons of coal per year through 2015. Allegheny denies that United Coals is entitled to any of the relief sought and has filed counterclaims to enforce the terms of the Agreement and recover damages. The parties entered into a confidential settlement agreement on May 9, 2008, that, among other things, provides for the supply of coal while the parties engage in negotiations toward a more global resolution of their dispute. Those discussions are ongoing. If those discussions are not successful, the case will proceed consistent with the terms of the settlement agreement. Allegheny intends to vigorously defend against this action but cannot predict its outcome.
     See Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements for information regarding other legal proceedings.
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
Virginia
     Until July 1, 2007, Potomac Edison had a power purchase agreement with AE Supply to provide Potomac Edison with the power necessary to serve its retail customers in Virginia at rates that were consistent with generation rate caps in effect pursuant to the Restructuring Act. Effective with the expiration of that power purchase agreement on July 1, 2007, Potomac Edison began to purchase the power necessary to serve its Virginia customers through the wholesale market at market prices, through a competitive wholesale bidding process. In April 2007 and again in March 2008, Potomac Edison conducted a competitive bidding process to purchase power requirements from the wholesale market for its retail customer service in Virginia and, in each case, AE Supply was the successful bidder with respect to a substantial portion of these requirements.
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
     The commission’s order:
•	granted a rate adjustment effective immediately that would permit Potomac Edison to collect an additional $9.5 million (pre-tax) on an annualized basis through June 30, 2008, a substantially lower amount than the $42.3 million requested;

•	directed Potomac Edison to implement deferred accounting effective immediately with respect to the over- or under-recovery of the increased purchased power costs approved in the order; and

•	directed Potomac Edison to file an application with the Virginia SCC on or before July 1, 2008, for proposed recovery of purchased power costs for the 12-month period beginning July 1, 2008, including for treatment of any over- or under-recovery incurred for service rendered prior to July 1, 2008 and whether and how its proposed recovery of purchased power costs for service rendered on and after January 1, 2009 would be consistent with the MOU and certain amendments to the Restructuring Act.
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
     On April 30, 2008, Potomac Edison filed an application with the Virginia SCC to recover at least $73 million, and as much as $132.9 million, of purchased power costs for service rendered to its Virginia jurisdictional customers from July 1, 2008 through June 30, 2009. Absent rate relief, Potomac Edison currently estimates that it will incur a shortfall of approximately $132.9 million for the provision of generation service in Virginia for the period from July 1, 2008 through June 30, 2009. On May 15, 2008, the Virginia SCC issued an order allowing Potomac Edison to increase its rates effective July 1, 2008, on an interim basis subject to refund, to collect $73 million of purchased power costs. The Virginia SCC set the application for an evidentiary hearing on October 21, 2008 but held a hearing on selected issues on July 3, 2008. On July 18, 2008, the Virginia SCC issued an order finding that the ratemaking provisions of the MOU expire on December 31, 2008 and requiring additional evidence and legal argument to set rates for 2008 and 2009. The Virginia SCC’s order also directs Potomac Edison to file plans for meeting its projected load obligations in Virginia, including alternatives for placing generation in its rate base to serve Virginia customers. On July 28, 2008, Potomac Edison filed a motion to amend and supplement the April 30, 2008 application seeking to recover an additional $5.0 million for the period July 1, 2007 through December 19, 2007. Responses to the motion were due by August 1, 2008.
     As detailed in Potomac Edison’s April 2008 application to the Virginia SCC, Potomac Edison is currently experiencing substantial, unsustainable negative cash flows as a result of the Virginia SCC’s denial of recovery of the large majority of the increase in Potomac Edison’s purchased power costs that began on July 1, 2007. Although the MOU will no longer be in effect, and Potomac Edison thus should be permitted to recover all of its purchased power costs as of January 1, 2009, the Virginia SCC may determine otherwise. As a result, there can be no assurance that Potomac Edison will be able to recover its full cost of power purchases in excess of the capped generation rates that it is currently permitted to charge its Virginia customers in a timely fashion or at all. The inability to recover such costs has had and, in the absence of rate relief, would continue to have a materially negative effect on Potomac Edison’s cash flow, results of operations, financial condition and overall business. Without the ability to recover its purchased power costs, Potomac Edison’s revenues would not be sufficient to fund its ongoing operations and maintenance costs and necessary capital expenditures, and the under-recovery to which Potomac Edison’s Virginia operations are subject would exhaust its capacity to borrow additional funds to support its operations by the third quarter of 2009. Absent adequate rate relief, Potomac Edison may postpone or eliminate some or all planned capital and other expenditures, although such cost saving measures would not be sufficient to fully address Potomac Edison’s negative cash flows described above, and Potomac Edison is, therefore, evaluating other alternatives available to it.
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
     The construction of both the TrAIL project and the PATH project are subject to the prior approval of various state regulatory bodies. Allegheny is in the process of pursuing the necessary approvals for the TrAIL project, but has met with substantial political opposition, as well as opposition from environmental, community and other groups, and there can be no assurance that Allegheny will be able to obtain the regulatory approvals required in connection with these projects on a timely basis or at all. Similar opposition may be encountered with regard to the PATH project. The inability to obtain any required state approval or other regulatory approval as a result of such opposition or otherwise may have an adverse affect on Allegheny’s business, results of operations, cash flows and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 AE’s annual meeting of stockholders was held on May 15, 2008. At the annual meeting, votes were taken for: (1) the election of directors; (2) ratification of the appointment of Deloitte & Touche LLP (“Deloitte”) as AE’s independent auditor; (3) a Company proposal to approve the Allegheny Energy, Inc. 2008 Long-Term Incentive Plan; and (4) a stockholder proposal to allow for a non-binding stockholder vote relating to the compensation of AE’s named executive officers.
AE’s stockholders elected H. Furlong Baldwin, Eleanor Baum, Paul J. Evanson, Cyrus F. Freidheim, Jr., Julia L. Johnson, Ted J. Kleisner, Christopher D. Pappas, Steven H. Rice, Gunnar E. Sarsten and Michael H. Sutton to serve on the Board of Directors for one-year terms, which will expire in 2009. Stockholders approved the Allegheny Energy, Inc. 2008 Long-Term Incentive Plan and ratified the appointment of Deloitte as AE’s independent auditor.
The stockholders did not approve the stockholder proposal.

The following tables provide details regarding the number of votes cast by AE’s stockholders with respect to each of the matters indicated above.
Election of directors:

Nominees for Director	Votes For	Votes Withheld
H. Furlong Baldwin	122,783,589	12,297,290
Eleanor Baum	121,578,201	13,502,678
Paul J. Evanson	122,442,748	12,638,131
Cyrus F. Freidheim, Jr.	122,518,858	12,562,021
Julia L. Johnson	123,379,775	11,701,104
Ted J. Kleisner	122,923,552	12,157,327
Christopher D. Pappas	132,524,061	2,556,818
Steven H. Rice	122,179,879	12,901,000
Gunnar E. Sarsten	122,113,847	12,967,032
Michael H. Sutton	123,345,696	11,735,183
Other items as described above:

Item	Votes For	Votes Against	Abstentions	Broker Non-Votes
(2)	133,405,270	440,314	1,235,296	0
(3)	100,703,562	14,572,043	1,400,384	18,404,890
(4)	42,634,547	63,097,086	10,944,355	18,404,890
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

ALLEGHENY ENERGY, INC.
Date: August 6, 2008	By:	/s/ Philip L. Goulding
Philip L. Goulding
Senior Vice President and Chief Financial Officer