Form 10-K
period 2008-12-31
ALLEGHENY ENERGY, INC
filed 2009-03-02
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) of the SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of the SECURITIES EXCHANGE ACT OF 1934

ALLEGHENY ENERGY, INC.

(Name of Registrant)

Maryland	13-5531602
(State of Incorporation) 800 Cabin Hill Drive, Greensburg, Pennsylvania	(IRS Employer Identification Number)

(Address of Principal Executive Offices)	15601 (Zip Code)

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

As of December 31, 2008, 169,413,887 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

Documents Incorporated by Reference

Portions of the Allegheny Energy, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

GLOSSARY

I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AESC	Allegheny Energy Service Corporation, a subsidiary of AE
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company
West Penn	West Penn Power Company, a regulated subsidiary of AE

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

CDD	Cooling Degree-Days
Clean Air Act	Clean Air Act of 1970
CO2	Carbon dioxide
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission, an independent commission within the DOE
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles used in the United States of America
HDD	Heating Degree-Days
kW	Kilowatt, which is equal to 1,000 watts
kWh	Kilowatt-hour, which is a unit of electric energy equivalent to one kW operating for one hour
Maryland PSC	Maryland Public Service Commission
MW	Megawatt, which is equal to 1,000,000 watts
MWh	Megawatt-hour, which is a unit of electric energy equivalent to one MW operating for one hour
NOx	Nitrogen Oxide
NSR	The New Source Performance Review Standards, or “New Source Review,” applicable to facilities deemed “new” sources of emissions by the EPA
OVEC	Ohio Valley Electric Corporation
PATH	Potomac-Appalachian Transmission Highline
Pennsylvania PUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PLR	Provider-of-last-resort
PURPA	Public Utility Regulatory Policies Act of 1978
RPM	Reliability Pricing Model, which is PJM’s capacity market
RTO	Regional Transmission Organization
Scrubbers	Flue-gas desulfurization equipment
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SOS	Standard Offer Service
T&D	Transmission and distribution
TrAIL	Trans-Allegheny Interstate Line
Virginia SCC	Virginia State Corporate Commission
West Virginia PSC	Public Service Commission of West Virginia

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

•

Monongahela was incorporated in Ohio in 1924. It conducts an electric T&D business that serves approximately 381,000 customers in northern West Virginia in a service area of approximately 13,000 square miles with a population of approximately 791,000. Monongahela’s Delivery and Services segment had operating revenues of $597.5 million and sold 10.6 million MWhs of electricity to retail customers in 2008. Monongahela also owns generation assets, which are included in the Generation and Marketing Segment. See “The Generation and Marketing Segment.”

•

Potomac Edison was incorporated in Maryland in 1923 and was also incorporated in Virginia in 1974. It operates an electric T&D system in portions of West Virginia, Maryland and Virginia. Potomac Edison serves approximately 480,000 customers in a service area of about 7,500 square miles with a population of approximately 1.06 million. Potomac Edison had total operating revenues of $901.9 million and sold 13.2 million MWhs of electricity to retail customers in 2008.

•

West Penn was incorporated in Pennsylvania in 1916. It operates an electric T&D system in southwestern, south-central and northern Pennsylvania. West Penn serves approximately 713,000 customers in a service area of about 10,400 square miles with a population of approximately 1.5 million. West Penn had total operating revenues of $1.3 billion and sold 20.4 million MWhs of electricity to retail customers in 2008.

•

TrAIL Company was incorporated in Maryland and Virginia in 2006. In June 2006, PJM, which manages a regional planning process for transmission expansion, approved a regional transmission expansion plan designed to maintain the reliability of the transmission grid in the Mid-Atlantic region. The transmission expansion plan includes TrAIL, a new 500 kV transmission line that will extend from southwestern Pennsylvania through West Virginia to a point of interconnection with Virginia Electric and Power Company (“Dominion”) in northern Virginia. PJM designated Allegheny to construct the portion of the line that will be located in the Distribution Companies’ PJM zone. TrAIL Company was formed in connection with the management and financing of transmission expansion projects, including this project (the “TrAIL Project”), and will build, own and operate the new transmission line. TrAIL Company received siting approval in West Virginia and Virginia and for a portion of the line in Pennsylvania in 2008 and currently expects to complete construction of the new line in 2011. See “Capital Expenditures” and “Regulatory Framework Affecting Allegheny.”

•

PATH, LLC was formed in Delaware in 2007 following PJM approval of PATH. As currently proposed, PATH is a new, 765 kV transmission line that will extend from a substation owned by American Electric Power Company (“AEP”) near St. Albans, West Virginia, to a new substation near Kemptown, Maryland. PATH, LLC, which was formed in connection with the management and financing of this project (the “PATH Project”), is a series limited liability company. The “West Virginia Series” is owned equally by Allegheny and a subsidiary of AEP. The “Allegheny Series” is 100% owned by Allegheny. Each Series will, through an operating subsidiary, build, own and operate a portion of the line. Construction of the line, which PATH, LLC currently estimates will be complete in 2013, remains subject to siting approval by the relevant state utility commissions, among other things. See “Capital Expenditures” and “Regulatory Framework Affecting Allegheny.”

During 2008, the Delivery and Services segment had operating revenues of $2.8 billion and net income of $51.1 million. As of December 31, 2008, the Delivery and Services segment held approximately $4.8 billion of identifiable assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Business Segments” to the Consolidated Financial Statements.

The Generation and Marketing Segment

The principal companies and operations in AE’s Generation and Marketing segment include the following:

•

AE Supply was formed in Delaware in 1999. AE Supply owns, operates and manages electric generation facilities. AE Supply also purchases and sells energy and energy-related commodities. As of December 31, 2008, AE Supply owned or contractually controlled approximately 6,919 MWs of generation capacity. See “Electric Facilities.”

AE Supply markets its electric generation capacity to various customers and markets. AE Supply currently is contractually obligated to provide West Penn with most of the power that it needs to meet its PLR obligations in Pennsylvania through the end of 2010. In addition, AE Supply has contracts with Potomac Edison to supply most of the power necessary to serve Potomac Edison’s Virginia customers through mid-2011 and is serving a portion of Potomac Edison’s customer load in Maryland pursuant to contracts that range in length from five to 29 months. Together, these contracts currently comprise a majority of AE Supply’s normal operating capacity. AE Supply had total operating revenues of $1.8 billion in 2008.

•

Monongahela’s West Virginia generation assets are included in the Generation and Marketing segment. As of December 31, 2008, Monongahela owned or contractually controlled 2,811 MWs of generation capacity. See “Electric Facilities.”

Monongahela’s generation capacity supplies Monongahela’s Delivery and Services segment. In addition, Monongahela is contractually obligated to provide Potomac Edison with the power that it needs to meet its load obligations in West Virginia. Monongahela’s Generation and Marketing segment had operating revenues of $526.8 million in 2008.

•

AGC was incorporated in Virginia in 1981. As of December 31, 2008, AGC was owned approximately 59% by AE Supply and approximately 41% by Monongahela. AGC’s sole asset is a 40% undivided interest in the Bath County, Virginia pumped-storage hydroelectric generation facility and its connecting transmission facilities. All of AGC’s revenues are derived from sales of its 1,084 MW share of generation capacity from the Bath County generation facility to AE Supply and Monongahela. AGC had total operating revenues of $66.9 million in 2008. See “Electric Facilities.”

In addition to coordinating the movement of wholesale electricity in its region and managing regional plans for generation and transmission expansion, PJM operates a competitive wholesale energy market. All of Allegheny’s generation facilities are located within the PJM market. To facilitate the economic dispatch of generation, AE Supply and Monongahela sell power into the PJM market and purchase power from the PJM market to meet their contractual obligations to supply power. See “Fuel, Power and Resource Supply” and “Regulatory Framework Affecting Allegheny.”

During 2008, the Generation and Marketing segment had operating revenues of $2.3 billion and net income of $344.3 million. As of December 31, 2008, the Generation and Marketing segment held approximately $5.4 billion of identifiable assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Business Segments” to the Consolidated Financial Statements.

Intersegment Services

AESC was incorporated in Maryland in 1963 and is a service company for Allegheny. AESC employs substantially all of the Allegheny personnel who provide services to AE and its subsidiaries, including among others, AE Supply, AGC, the Distribution Companies, TrAIL Company, PATH, LLC and their respective subsidiaries. These companies reimburse AESC at cost for services provided to them by AESC’s employees. AESC had 4,455 employees as of December 31, 2008.

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

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations. Factors that could cause actual results to differ materially include, among others, the following:

•	the results of regulatory proceedings, including proceedings related to rates;

•	plant performance and unplanned outages;

•	volatility and changes in the price and demand for energy and capacity and changes in the value of FTRs;

•	volatility and changes in the price of coal, natural gas and other energy-related commodities and Allegheny’s ability to enter into and enforce long term fuel purchase agreements;

•	changes in the weather and other natural phenomena;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in market rules, including changes to PJM’s participant rules and tariffs, and defaults by other market participants;

•	the loss of any significant customers or suppliers;

•	changes in both customer usage and customer switching behavior and their resulting effects on existing and future load requirements;

•	dependence on other electric transmission and gas transportation systems and their constraints on availability;

•	environmental regulations;

•	changes in other laws and regulations applicable to Allegheny, its markets or its activities;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	changes in access to capital markets, the availability of credit and actions of rating agencies;

•	inflationary or deflationary trends and interest rate trends;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	general economic and business conditions, including the effects of the current recession; and

•	other risks, including the effects of global instability, terrorism and war.

ALLEGHENY’S SALES AND REVENUES

Generation and Marketing

The Generation and Marketing segment had operating revenues of $2.3 billion and $2.1 billion in 2008 and 2007, respectively. For more information regarding the Generation and Marketing segment’s operating revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Business Segments” to the Consolidated Financial Statements.

Delivery and Services

The Delivery and Services segment sold 44.2 million and 44.9 million MWhs of electricity to retail customers in 2008 and 2007, respectively. The Delivery and Services segment had operating revenues of $2.8 billion in both 2008 and 2007. These revenues included revenue from electric sales and unregulated services. There were $1.7 billion of intersegment sales and revenues between the Generation and Marketing segment and the Delivery and Services segment in each of 2008 and 2007, which have been eliminated in Allegheny’s statement of income. The following table describes the segment’s revenues from electric sales:

Revenues (in millions):	2008	2007
Retail electric:
Generation	$1,828.3	$1,813.2
Transmission	163.7	166.0
Distribution	675.1	698.9

Subtotal retail	$2,667.1	$2,678.1

Transmission services and bulk power	137.9	110.1
Other affiliated and nonaffiliated energy services	41.7	41.0

Total Delivery and Services revenues	$2,846.7	$2,829.2

For more information regarding the Delivery and Services segment’s revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Business Segments” to the Consolidated Financial Statements.

CAPITAL EXPENDITURES

Actual capital expenditures for 2008 and estimated capital expenditures for 2009 and 2010 are shown on a cash basis in the following table. The amounts and timing of capital expenditures are subject to continuing review and adjustment, and actual capital expenditures may vary from these estimates.

	Actual	Projected
(In millions)	2008	2009	2010
Transmission and distribution facilities:
TrAIL and related transmission expansion (a)	$103	$284	$391
PATH Project (b)	12	71	217
Other transmission and distribution facilities	241	212	239
Environmental:
Fort Martin Scrubbers (c)	223	191	13
Hatfield Scrubbers (d)	278	142	17
Other	82	84	141
Other generation facilities	47	66	90
Other capital expenditures	8	15	20

Total capital expenditures	$994	$1,065	$1,128

AFUDC and capitalized interest included above	$37	$35	$12

(a)	Includes expenditures for the TrAIL Project, which has a target completion date of 2011 and an estimated cost, excluding allowance for funds used during construction (“AFUDC”), of approximately $820 million, as well as expenditures for other related transmission projects requested by PJM.
(b)	Reflects total expenditures for the PATH Project to be paid by PATH, LLC in the years shown, including those attributable to AEP. The PATH Project has a target completion date of 2013. Excluding AFUDC, total project costs of the West Virginia Series, which is owned equally by Allegheny and AEP, are expected to be approximately $1.2 billion, and total project costs of the Allegheny Series, which is owned by Allegheny, are expected to be approximately $0.6 billion. Allegheny’s share of the total cost of this project is expected to be approximately $1.2 billion.
(c)	Construction of the Scrubbers at Allegheny’s Fort Martin generation facility is expected to be completed in 2009 at an estimated cost, excluding AFUDC, of approximately $550 million.
(d)	Construction of the Scrubbers at Allegheny’s Hatfield’s Ferry generation facility is expected to be completed in 2009 at an estimated cost, excluding capitalized interest, of approximately $725 million.

ELECTRIC FACILITIES

Generation Capacity

All of Allegheny’s owned or controlled generation capacity is part of the Generation and Marketing segment. In addition, the Distribution Companies are obligated to purchase 479 MWs of power through state utility commission-approved arrangements pursuant to PURPA. The PURPA capacity for which West Penn and Potomac Edison contract is part of the Delivery and Services segment, and the PURPA capacity for which Monongahela contracts is part of the Generation and Marketing segment.

Nominal Maximum Operational Generation Capacity (MW)

Stations	Units	Project Total	Regulated	Unregulated	Service Commencement Dates (b)
			Monongahela (a)	AE Supply and Other (a)
Coal Fired-Supercritical (Steam):
Harrison (Haywood, WV)	3	1,983	407	1,576	1972-74
Hatfield’s Ferry (Masontown, PA)	3	1,710		1,710	1969-71
Pleasants (Willow Island, WV)	2	1,300	100	1,200	1979-80
Fort Martin (Maidsville, WV)	2	1,107	1,107		1967-68

Coal Fired-Other (Steam):
Armstrong (Adrian, PA)	2	356		356	1958-59
Albright (Albright, WV)	3	292	292		1952-54
Mitchell (Courtney, PA)	1	288		288	1963
Ohio Valley Electric Corp. (Chelsea, OH) (Madison, IN) (c)	11	78	78
Willow Island (Willow Island, WV)	2	243	243		1949-60
Rivesville (Rivesville, WV)	2	142	142		1943-51
R. Paul Smith (Williamsport, MD)	2	116		116	1947-58

Pumped-Storage and Hydro:
Bath County (Warm Springs, VA) (d)	6	1,084	442	642	1985; 2001
Lake Lynn (Lake Lynn, PA) (e)	4	52		52	1926
Green Valley Hydro (f)	21	6		6	Various

Gas-Fired:
AE Nos. 3, 4 & 5 (Springdale, PA)	3	540		540	2003
AE Nos. 1 & 2 (Springdale, PA)	2	88		88	1999
AE Nos. 8 & 9 (Gans, PA)	2	88		88	2000
AE Nos. 12 & 13 (Chambersburg, PA)	2	88		88	2001
Buchanan (Oakwood, VA) (g)	2	43		43	2002
Hunlock CT (Hunlock Creek, PA)	1	44		44	2000

Oil-Fired (Steam):
Mitchell (Courtney, PA)	1	82		82	1949

Total Capacity		9,730	2,811	6,919

(a)	Effective January 1, 2007, Monongahela and AE Supply completed an intra-company transfer of assets (the “Asset Swap”) that realigned generation ownership and contractual obligations within the Allegheny system. See Note 14, “Asset Swap” to the Consolidated Financial Statements.
(b)	When more than one year is listed as a commencement date for a particular generation facility, the dates refer to the years in which operations commenced for the different units at that generation facility.

(c)	The amount attributed to OVEC represents capacity entitlement through AE’s ownership of OVEC shares. AE holds a 3.5% equity stake in, and is a sponsoring company of, OVEC. OVEC supplies power to its sponsoring companies under an intercompany power agreement. As of December 31, 2008, as a result of AE’s equity interest, Monongahela was entitled to 3.5% of OVEC generation, a portion (67 MWs) of which was transferred to AE Supply, effective as of February 1, 2009, in connection with the Asset Swap.
(d)	This figure represents capacity entitlement through ownership of AGC. A modernization project has been completed on five of the six generating units at the Bath County facility, and work on the remaining unit is expected to be completed in 2009. Each upgrade results in an increase of approximately 25 MWs to AGC’s capacity entitlement.
(e)	AE Supply has a license for Lake Lynn through 2024.
(f)	The licenses for hydroelectric facilities Dam No. 4 and Dam No. 5, located in West Virginia and Maryland, will expire in November 2024. The licenses for the Shenandoah, Warren, Luray and Newport projects located in Virginia run through 2024.
(g)	Buchanan Energy Company of Virginia, LLC (“Buchanan”) is a subsidiary of AE Supply. CNX Gas Corporation and Buchanan have equal ownership interests in Buchanan Generation LLC (“Buchanan Generation”). AE Supply operates and dispatches 100% of Buchanan Generation’s 86 MWs.

PURPA Capacity

The following table shows additional generation capacity available to the Distribution Companies through state utility commission-approved arrangements pursuant to PURPA. PURPA requires electric utility companies, such as the Distribution Companies, to interconnect with, provide back-up electric service to and purchase electric capacity and energy from qualifying small power production and cogeneration facilities, although electric utilities are no longer required to enter into any new contractual obligation to purchase energy from a qualifying facility if FERC finds that the facility has non-discriminatory access to a functioning wholesale market and open-access transmission. The capacity purchases reflected in this table are reflected in the results of the Delivery and Services segment, except that the PURPA generation for which Monongahela contracts is reflected in the results of the Generation and Marketing segment.

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

Transmission and Distribution Facilities

The following table sets forth the existing miles of T&D lines and the number of substations of the Distribution Companies and AGC as of December 31, 2008:

	Underground	Above- Ground	Total Miles	Total Miles Consisting of 500-Kilovolt (kV) Lines	Number of Transmission and Distribution Substations
Monongahela	872	22,476	23,348	250	243
Potomac Edison	5,581	18,148	23,729	175	219
West Penn	2,750	24,243	26,993	277	513
AGC (a)	0	87	87	87	1

Total	9,203	64,954	74,157	789	976

(a)	Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Electric and Power Company owns the remainder.

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

FUEL, POWER AND RESOURCE SUPPLY

Generation and Marketing Segment

Coal Supply

Allegheny consumed approximately 19 million tons of coal and synthetic fuel in 2008 at an average price of approximately $49 per ton delivered. Allegheny purchased these fuels primarily from mines in Pennsylvania, West Virginia and Ohio. However, Allegheny also purchases coal from other regions, and blends coal from the Powder River Basin with eastern bituminous coal at several generation facilities.

Historically, Allegheny has purchased a majority of its coal from a limited number of suppliers. Of Allegheny’s coal purchases in 2008, 65% came from subsidiaries of four companies, the largest of which represented 28% of the total tons purchased.

As of February 27, 2009, Allegheny had commitments for the delivery of more than 95% of the coal that Allegheny expects to consume in 2009. Excluding volumes that are priced annually based on market conditions, Allegheny also had commitments for the delivery of approximately 60% of its anticipated coal needs for 2010 and 2011 and for approximately 55% of its anticipated coal needs for 2012 and 2013.

Most of Allegheny’s coal purchase agreements contain specified prices and include price adjustment provisions related to changes in specified cost indices, as well as to specific events, such as changes in regulations that affect the coal industry.

Developments and operational factors affecting Allegheny’s coal suppliers, including increased costs, transportation constraints, safety issues and operational difficulties, may have negative effects on coal supplier performance. Additionally, Allegheny has experienced, and may continue to experience, increases in other fuel-related costs, such as its fuel handling costs and its costs to procure lime, urea and other materials necessary to the operation of its pollution controls. See “Risk Factors.”

Natural Gas Supply

AE Supply purchases natural gas to supply its natural gas-fired generation facilities. In 2008, AE Supply purchased its natural gas requirements principally in the spot market.

AE Supply has an agreement under a FERC-approved tariff with Kern River Gas Transmission Company for the transportation of 45,122 decatherms of natural gas per day from Opal, Wyoming to southern California. The transportation agreement runs through April 30, 2018. The latest in a series of long-term capacity releases for the full contract volume expired in November 2008. AE Supply is currently purchasing and selling physical natural gas as part of its hedging strategy around this obligation.

The Delivery and Services Segment

Electric Power

Allegheny reorganized its corporate structure in response to electric utility deregulation within its service area between 1999 and 2001. The Distribution Companies, with the exception of Monongahela and its West Virginia generation assets, do not produce their own power. Potomac Edison transferred all of its generation assets to AE Supply in 2000. West Penn transferred all of its generation assets to AE Supply in 1999. Monongahela transferred the portion of its generation assets dedicated to its previously-owned Ohio service territory to AE Supply in 2001. The Asset Swap realigned ownership of certain generation facilities between Monongahela and AE Supply, effective as of January 1, 2007. See “Regulatory Framework Affecting Allegheny” and Note 14, “Asset Swap” to the Consolidated Financial Statements.

Pennsylvania instituted retail customer choice in 1996 and is transitioning to market-based, rather than cost-based pricing for generation. West Penn is the PLR for those Pennsylvania customers who do not choose an alternate supplier or whose alternate supplier does not deliver or who choose to return to West Penn service, in each case at rates that are capped at various levels through the end of the transition period. Currently, West Penn’s transition period will end on December 31, 2010. AE Supply is contractually obligated to provide West Penn with most of the power that it needs to meet its PLR obligations in Pennsylvania through the end of the transition period. In July 2008, the Pennsylvania PUC approved West Penn’s proposed power procurement plan pursuant to which West Penn will procure its post-transition period power requirements through a combination of competitively bid contracts and spot market purchases.

Potomac Edison has contracts with AE Supply to supply most of the power necessary to serve Potomac Edison’s Virginia customers through mid-2011. AE Supply also is serving a portion of Potomac Edison’s Maryland customers pursuant to contracts that range in length from five to 29 months. These contracts were awarded to AE Supply as a result of competitive bidding processes in both Virginia and Maryland. Suppliers that are not affiliated with Potomac Edison also were awarded contracts for portions of Potomac Edison’s Virginia and Maryland load pursuant to the competitive bidding process. In Maryland, Potomac Edison will conduct rolling auctions to procure its power supply. The arrangements to serve Potomac Edison’s load obligations in Virginia after July 1, 2011 are still under development.

Monongahela’s Generation and Marketing segment provides the power necessary to meet the obligations of its Delivery and Services segment. Prior to January 1, 2007, AE Supply sold power to Potomac Edison to serve customers in Potomac Edison’s West Virginia service territory. In connection with the Asset Swap, Monongahela assumed the obligation to supply power to Potomac Edison to meet its West Virginia load obligations through 2027. To facilitate the economic dispatch of its generation, Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to meet its West Virginia jurisdictional customer load and contractual obligations to provide power.

REGULATORY FRAMEWORK AFFECTING ALLEGHENY

The interstate transmission services and wholesale power sales of the Distribution Companies, AE Supply and AGC are regulated by FERC under the FPA. The Distribution Companies’ local distribution service and sales at the retail level are subject to state regulation. In addition, Allegheny is subject to numerous other local, state and federal laws, regulations and rules. See “Risk Factors.”

Federal Regulation and Rate Matters

FERC, Competition and RTOs

Allegheny’s generation and transmission businesses are significantly influenced by the actions of FERC through policies, regulations and orders issued pursuant to the FPA. The FPA gives FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales and transmission of electricity in interstate commerce. Entities, such as the Distribution Companies, TrAIL Company, the operating subsidiaries of PATH, LLC, AE Supply and AGC, that sell electricity at wholesale or own transmission facilities are subject to FERC jurisdiction and must file their rates, terms and conditions for such sales with FERC. Rates for wholesale sales of electricity may be either cost-based or market-based. Rates for use of transmission facilities are determined on a cost basis.

FERC’s authority under the FPA, as it pertains to Allegheny’s generation and transmission businesses, also includes, but is not limited to: licensing of hydroelectricity projects; transmission interconnections with other electric facilities; transfers of public utility property; mergers, acquisitions and consolidation of public utility systems and companies; issuance of certain securities and assumption of certain liabilities; accounting and methods of depreciation; transmission reliability; siting of certain transmission facilities; allocation of transmission rights; relationships between holding companies and their public utility affiliates; availability of books and records; and holding of a director or officer position at more than one public utility or specified company.

FERC’s policies, regulations and orders encourage competition among wholesale sellers of electricity. To support competition, FERC requires public utilities that own transmission facilities to make such facilities available on a non-discriminatory, open-access basis and to comply with standards of conduct that prevent transmission-owning utilities from giving their affiliated sellers of electricity preferential access to the transmission system and transmission information. To further competition, FERC encourages transmission-owning utilities to participate in RTOs, such as PJM, by transferring functional control over their transmission facilities to RTOs.

All of Allegheny’s generation assets and power supply obligations are located within the PJM market, and PJM maintains functional control over the transmission facilities owned by the Distribution Companies and TrAIL Company. PJM operates a competitive wholesale electricity market and coordinates the movement of wholesale electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM is also responsible for developing and implementing the regional transmission expansion plan for the PJM region to ensure reliability of the electric grid and promote market efficiency. In addition, PJM determines the requirements for, and manages the process of, interconnecting new and expanded generation facilities to the grid. Changes in the PJM tariff, operating agreement, policies and/or market rules could adversely affect Allegheny’s financial results. See “Risk Factors.”

Transmission Rate Design.  FERC actions with respect to the transmission rate design within PJM may impact the Distribution Companies. Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator (“MISO”) regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals concluding that neither the rate design proposals nor the existing PJM rate design had been shown to be just and reasonable. FERC ordered the continuation of the existing PJM zonal “license plate”

rate design and the implementation of a transition charge for these regions during a 16-month transition period commencing on December 1, 2004 and ending on March 31, 2006. Subsequently, transition charge proposals were submitted by transmission owners and accepted by FERC subject to an evidentiary hearing to determine if the amount of the charges was just and reasonable. Rehearing of the November 2004 order is pending before FERC and will be subject to possible judicial review. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

During the now-expired transition period, the Distribution Companies were both payers and payees of transition charges. These charges resulted in the payment by the Distribution Companies of $13.7 million and payments to the Distribution Companies of $3.5 million during the transition period. Following the evidentiary hearing, an administrative law judge issued an initial decision finding the methodologies used to develop the transition charges to be deficient. The initial decision is now before FERC for review and may be accepted, rejected or modified by FERC. Based on its review of the initial decision, FERC may require the Distribution Companies to refund some portion of the amounts received from these transition charges or entitle the Distribution Companies to receive additional revenue from these charges. In addition, the Distribution Companies may be required to pay additional amounts as a result of increases in the transition charges previously billed to them, or they may receive refunds of transition charges previously billed. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

The Distribution Companies have entered into nine partial settlements with regard to the transition charges. FERC has approved eight of these settlements. FERC action is pending for the remaining partial settlement.

In April 2007, FERC issued an order addressing transmission rate design within the PJM region. In the orders, FERC directed the continuation of the zonal “license plate” rate design for all existing transmission facilities within the PJM region, the allocation of costs of new, centrally-planned transmission facilities operating at or above 500 kV on a region-wide “postage stamp” or “socialized” basis, and the development of a detailed “beneficiary pays” methodology for the allocation of costs of new transmission facilities below 500 kV. Subsequently, FERC approved a detailed “beneficiary pays” methodology developed through settlement discussions among several parties to the underlying FERC proceedings. Judicial review of the April 2007 FERC order is pending and rehearing by FERC of certain aspects of the detailed “beneficiary pays” methodology developed through settlement discussions is pending. Allegheny cannot predict the outcome of these proceedings or whether they will have a material impact on its business or financial position.

Under the zonal “license plate” rate design for existing transmission facilities, costs associated with such facilities are allocated on a load ratio share basis to load serving entities, such as local distribution utilities, located within the transmission owner’s PJM transmission zone. As a result of this rate design, the load serving entity does not pay for the cost of transmission facilities located in other PJM transmission zones even if the load serving entity engages in transactions that rely on transmission facilities located in other zones. The region-wide “postage stamp” or “socialized” rate design for new, centrally-planned transmission facilities operating at or above 500 kV results in charges to all load serving entities within the PJM region a uniform rate based on the aggregated costs of such transmission facilities within the PJM region irrespective of whether the transmission service provided to the load serving entity requires the actual use of such facilities. For the “beneficiary pays” methodology, the costs of new facilities under 500 kV are allocated to load serving entities based on a computer modeling methodology that considers several factors but is not premised upon the proximity of the load serving entity to the new facilities or the zone in which the new facilities are located.

In January 2008, FERC accepted a compliance filing submitted by certain PJM and MISO transmission owners establishing the transmission pricing methodology for transactions involving transmission service originating in the PJM region or the MISO region and terminating in the other region. The methodology maintains the existing rate design for such transactions under which PJM and MISO treat transactions that source in one region and sink in the other region the same as transactions that source and sink entirely in one of the regions. These inter-regional transactions are assessed only the applicable zonal charge of the zone in which the transaction sinks and no charge is assessed in the zone of the region where the transaction originates. Judicial review of FERC’s order in this matter is pending. Allegheny cannot predict the outcome of these proceedings or whether they will have a material impact on its business or financial position.

Also in January 2008, FERC accepted a proposal for the allocation of costs of new “cross-border” transmission facilities required for reliability purposes within the PJM and MISO regions. “Cross-border” facilities are those that are constructed in one region but provide benefits to the other region. The cost allocation for such facilities uses a transfer distribution factor analysis to calculate the size of each region’s flows affecting the constraint that a proposed cross-border facility was designed to relieve.

In January 2009, PJM and MISO filed a proposal for the allocation of costs and new “cross-border” transmission facilities required for market efficiency or economic purposes within the PJM and MISO regions. The proposed cost allocation among the RTOs for such facilities is based upon a determination of the relative benefit to each RTO of the new facilities. FERC has not acted on the proposal.

Wholesale Markets.  In August 2005, PJM filed at FERC to replace its capacity market with a new Reliability Pricing Model, or “RPM,” to address reliability concerns. On April 20, 2006, FERC issued an initial order that found PJM’s capacity market to be unjust and unreasonable and set a process to resolve features of the RPM that needed to be analyzed further before it could determine whether the RPM is a just and reasonable capacity market process. FERC ordered the implementation of settlement procedures in this proceeding, and AE Supply and the Distribution Companies joined in a settlement agreement that was filed with the FERC on September 29, 2006. The settlement agreement created a locational capacity market in PJM, in which PJM procures needed capacity resources through auctions held three years in advance at prices and in quantities determined by an administratively established demand curve. Under the settlement agreement, capacity needs in PJM are met either through purchases made in the proposed auctions or through commitments by load serving entities (“LSEs”) to self-supply their capacity needs. On December 22, 2006, FERC conditionally approved the settlement agreement, the implementation of which began with the 2007-2008 PJM planning year. Capacity auctions were held in April, July and October of 2007 and in January and May of 2008. On June 25, 2007 and again on November 11, 2007, FERC issued orders denying pending requests for rehearing of the December 22, 2006 order and affirming its acceptance of the RPM settlement agreement. Several parties have appealed FERC’s orders approving the RPM settlement, and those appeals are currently pending at the United States Court of Appeals for the District of Columbia Circuit. On May 30, 2008, several parties naming themselves the “RPM Buyers” filed a complaint at FERC seeking a retroactive reduction in the RPM clearing prices for several RPM auctions that have already been conducted. On September 19, 2008, FERC issued an order denying the RPM Buyers’ complaint. Requests for rehearing of the September 19, 2008 order are pending at FERC.

On December 12, 2008 PJM filed with FERC a proposal containing several suggested revisions to PJM’s current RPM construct. The PJM proposal, if accepted by FERC, would change many aspects of the current RPM rules in time for them to be implemented in the next RPM base auction covering the 2012-2013 PJM Delivery Year, which is scheduled to take place in May of 2009. Among other things, the PJM proposal:

•	updates the cost of new entry reference (“CONE”) used in setting the demand curve for the RPM auctions to reflect substantial changes in construction costs since 2005;

•	reduces the maximum penalties applicable to generation resources that have RPM commitments;

•

creates a load forecast holdback in the base auctions equal to 2.5% of the total PJM load forecast in order to artificially create additional demand in the incremental auctions for demand response and other short-term resources that are unable to sell their product three years in advance;

•	permits, as a new feature of RPM, proposed investments in energy efficiency to be offered into RPM auctions like any other capacity resource; and

•

introduces a process to determine, by objective criteria, whether significant planned transmission upgrades that might impact the outcome of an RPM auction will be delivered on schedule (and thereby included in RPM auction assumptions).

AE Supply and the Distribution Companies have intervened in this proceeding and have been active participants. FERC is expected to issue an order on the PJM proposal in March 2009. On February 9, 2009, PJM and a select group of stakeholders filed an offer of settlement in this proceeding that, among other things, reduces the CONE values contained in the December 2008 proposal by ten percent. Both PJM’s December 2008 proposal and its February 9, 2009 settlement offer remain pending at FERC. FERC’s order may accept or reject either proposal, in whole or in part, or the order may set some or all of the issues contained in PJM’s filing for further hearings. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

Transmission Expansion

TrAIL Project.  In February 2007, TrAIL Company proposed a return on equity of 13.9% for TrAIL and for a static volt-ampere reactive power compensator at the Black Oak substation (the “Black Oak SVC”) and a return on equity of 12.2% for other TrAIL Company projects. FERC accepted TrAIL Company’s proposed formula rate, subject to conditions, suspended it for a nominal period subject to refund and hearing and established hearing and settlement judge procedures.

In July 2008, FERC approved a settlement that provides for an incentive return on equity of 12.7% for TrAIL and the Black Oak SVC and a return on equity of 11.7% for any other projects TrAIL Company may undertake for which no incentive return on equity was requested. TrAIL Company was also granted the following incentives:

•	a return on construction work in progress prior to the in-service date of TrAIL; and

•	recovery of prudently incurred development and construction costs if TrAIL is abandoned as a result of factors beyond Allegheny’s control.

PATH Project.  On October 15, 2008, PJM announced a reconfiguration of PATH. The reconfiguration avoids certain siting constraints identified as a result of comprehensive siting studies, interaction with government agencies, public input, and a desire to identify a solution that reduces line mileage and minimizes the impact on communities and the environment. The new configuration will: consist of a single 765 kV line from the AEP substation near St. Albans, West Virginia to the new substation near Kemptown, Maryland; eliminate the connection with the Bedington substation and the twin-circuit 500 kV lines from Bedington to Kemptown; and include a new midpoint substation in Hardy County, West Virginia. PJM has confirmed that the reconfigured project addresses its reliability concerns. On October 31, 2008, PJM released the results of studies that changed the required in-service date for PATH to June 2013. Total project costs for both series are expected to be approximately $1.8 billion, of which Allegheny’s share is expected to be approximately $1.2 billion.

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

FERC set for hearing the cost of service formula rate that will be used to calculate annual revenue requirements for the project. In December 2008, PATH submitted to FERC a settlement of the formula rate and protocols with the active parties. FERC approval of the settlement is pending. Rehearing of the February 29, 2008 order with respect to return on equity remains pending before the FERC.

National Interest Electric Transmission Corridor (“NIETC”).  In October 2007, the DOE issued a NIETC designation for the Mid-Atlantic corridor that includes the areas where TrAIL and PATH are proposed to be sited. Challenges by several entities to the Mid-Atlantic corridor designation are pending in the United States Court of Appeals for the Ninth Circuit. Briefing is expected to conclude in May 2009. AE and certain of its subsidiaries are intervenors in this proceeding. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

In February 2009, the United States Circuit Court for the Fourth Circuit ruled on challenges to FERC rules promulgated for siting transmission lines within a NIETC. In its opinion, the Court held, among other things, that a state’s outright denial of a transmission siting application within one year does not constitute withholding of approval within one year, rejecting FERC’s interpretation of the relevant provision of the FPA. The Distribution Companies and TrAIL Company are intervenors in this proceeding.

PURPA

PURPA requires electric utility companies, such as the Distribution Companies, to interconnect with, provide back-up electric service to and purchase electric capacity and energy from qualifying small power production and cogeneration facilities, although electric utilities are no longer required to enter into any new contractual obligation to purchase energy from a qualifying facility if FERC finds that the facility has non-discriminatory access to a functioning wholesale market and open-access transmission.

The Distribution Companies have committed to purchase 479 MWs of qualifying PURPA capacity. In 2008, PURPA expense pursuant to these contracts totaled approximately $222.2 million. The average cost to the Distribution Companies of these power purchases was 6.3 cents/kWh. The Distribution Companies are currently authorized to recover substantially all of these costs in their retail rates. The Distribution Companies’ obligations to purchase power from qualified PURPA projects in the future may exceed amounts they are authorized to recover from their customers, which could result in losses related to the PURPA contracts.

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

Default Service Regulations

In May 2007, the Pennsylvania PUC entered a Final Rulemaking Order (the “May 2007 Order”) promulgating regulations defining the obligations of electric distribution companies (“EDCs”), such as West Penn, to provide generation default service to retail electric customers who do not or cannot choose service from a licensed electric generation supplier (“EGS”) at the conclusion of the EDCs’ restructuring transition periods. West Penn’s transition period will end for the majority of its customers on December 31, 2010, when its generation rate caps expire.

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

In October 2007, West Penn filed with the Pennsylvania PUC a default service plan, which was referred to a Pennsylvania PUC administrative law judge for hearings. Hearings were held on March 31 and April 1, 2008. The administrative law judge issued an initial decision in May 2008, adopting the majority of West Penn’s proposed default service plan, including procurements through full requirements contracts with bid selections based on price, and a rate mitigation plan under which residential and small commercial customers may opt to defer rate increases of over 25 percent, based on the customer’s total bill, for a period up to three years at an interest rate of six percent. In July 2008, the Pennsylvania PUC issued a final order largely approving West Penn’s proposed procurement approach and rate mitigation plan, and West Penn filed tariff supplements implementing the default service plan in September 2008 and January 2009. On February 6, 2009, West Penn filed a petition with the Pennsylvania PUC requesting approval to advance the first series of default service procurements for residential customers from June 2009 to April 2009 to take advantage of the recent downturn in market prices for power.

In October 2008, Pennsylvania adopted Act 129, which includes a number of measures relating to conservation, demand-side management and power procurement processes. Act 129 requires each EDC with more than 100,000 customers to adopt a plan, approved by the Pennsylvania PUC, to reduce, by May 31, 2010, electric consumption by at least one percent of its expected consumption for June 1, 2009 through May 31, 2010. By May 31, 2013, the total annual weather-normalized consumption is to be reduced by a minimum of three percent, and peak demand is to be reduced by a minimum of four and one-half percent of the EDC’s annual system peak demand. Act 129 also:

•	directs the Pennsylvania PUC to adopt an energy conservation and efficiency program to require EDCs to submit and implement, by July 1, 2009, plans to reduce energy demand and consumption;

•	requires EDCs to file a plan for “smart meter” procurement and installation in August 2009; and

•	requires EDC’s to obtain energy through a prudent mix of contracts, with an emphasis on competitive procurement.

The bill includes a “grandfather” provision for West Penn’s procurement and rate mitigation plan, which previously was approved by the Pennsylvania PUC.

Transmission Expansion

By order entered on December 12, 2008, the Pennsylvania PUC authorized TrAIL Company to construct a 1.2 mile portion of the TrAIL Project in Pennsylvania from the proposed 502 Junction Substation in Greene County to the Pennsylvania-West Virginia state line. This portion of TrAIL will connect with portions of the TrAIL Project approved in West Virginia and Virginia. In the same order, the Pennsylvania PUC also approved an agreement among TrAIL Company, West Penn and Greene County, Pennsylvania in which, among other provisions, TrAIL Company agreed to engage in a collaborative process to identify possible solutions to reliability problems in the Washington County, Pennsylvania area in lieu of the Prexy Facilities that had been a part of the original TrAIL proposal. In addition, West Penn agreed to release certain easements that would have been used by TrAIL Company for the Prexy Facilities, and Greene County agreed that the Pennsylvania PUC should authorize construction of the 1.2 mile portion of TrAIL from 502 Junction Substation to the Pennsylvania-West Virginia state line. An intervenor has initiated judicial review of the order by the Commonwealth Court of Pennsylvania.

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

Management Efficiency Audit.  In 2006 and 2007, the Pennsylvania PUC’s Bureau of Audits conducted an audit of the management efficiency of West Penn, as it is required by state law to do every five to eight years for all major Pennsylvania utilities. The last such audit of West Penn was completed in 2000. The Pennsylvania PUC’s Bureau of Audits concluded its audit and fact finding, and its conclusions, along with West Penn’s response, became public upon the issuance of the Bureau of Audit’s report to the Pennsylvania PUC. The audit recommendations accepted in full or in part by West Penn include recommendations to:

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

For each of the next two years, West Penn will be required to provide the Pennsylvania PUC with annual reports on its implementation of, and progress with respect to, these recommendations. West Penn rejected recommendations to: limit its dividend payments to AE; achieve higher returns on final customer accounts that are referred to outside collection agencies; reorganize the reporting relationship of the internal audit function; and periodically change its independent accounting firm. The Pennsylvania PUC did not order West Penn to implement the recommendations that it rejected.

Reliability Benchmarks.  In May 2004, the Pennsylvania PUC modified its utility specific benchmarks and performance standards for electric distribution system reliability. The benchmarks were set too low for West Penn, resulting in required reliability levels that were unattainable. West Penn appealed the benchmarks to the Pennsylvania PUC. In 2005, the parties to the proceeding, including the Consumer Advocate, the Utility Workers Union of America Local 102, and the Rural Electric Association entered into an agreement settling the proceeding and providing West Penn with attainable reliability benchmarks. The Pennsylvania PUC approved the settlement in an Order issued July 27, 2006. As of December 31, 2008, West Penn has not satisfied the reliability benchmarks approved by the Pennsylvania PUC in its July 2006 order as a result of various factors, including recent storm activity.

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

Transmission Expansion

On August 1, 2008, the West Virginia PSC issued an order authorizing construction of the TrAIL Project in West Virginia subject to certain conditions, including indicia of state commission approval in Pennsylvania and Virginia to construct the portion of the TrAIL Project from 502 Junction Substation to Loudoun Substation. The order also approved, with certain modifications, a settlement that had been entered into with regard to the TrAIL Project by TrAIL Company, the Staff of the West Virginia PSC, the Consumer Advocate Division and the West Virginia Energy Users Group. On February 13, 2009, the West Virginia PSC granted TrAIL Company’s petition for reconsideration of certain aspects of the order and denied other petitions for reconsideration. In addition, the West Virginia PSC modified a portion of its August 1, 2008 order that would have required TrAIL Company, prior to the commencement of construction on any part of the line in West Virginia, to obtain a determination by the West Virginia PSC, after hearing, as to whether all preconstruction permits and approvals had been obtained and all preconstruction commitments had been met for the entire length of the line in West Virginia. The modification eliminates the requirement for a hearing and an affirmative determination by the West Virginia PSC and requires only that TrAIL Company file written verification of these matters with the West Virginia PSC on a line segment basis prior to commencing construction on that segment.

Rate Case

On July 26, 2006, Monongahela and Potomac Edison filed with the West Virginia PSC a request to raise their West Virginia retail rates by approximately $100 million annually, effective on August 25, 2006. The request included a $126 million increase in rates related to fuel and purchased power costs, including reinstatement of a fuel and purchased power cost recovery clause, adjustable annually, to reflect upward or downward changes in the cost of fuel and purchased power, and a $26 million decrease in base rates. On May 22, 2007, the West Virginia PSC issued a final order directing Monongahela and Potomac Edison to reduce overall rates by approximately $6 million effective May 23, 2007, by increasing fuel and purchased power cost-related rates by $126 million and reducing base rates by approximately $132 million, which includes changes in authorized depreciation rates that will reduce annual depreciation expense by approximately $16 million. The order approved the request by Monongahela and Potomac Edison to reinstate a fuel and purchased power cost recovery clause. On June 15, 2007, Monongahela and Potomac Edison filed a Petition for Reconsideration and Clarification (“Petition for Reconsideration”) of certain findings in the order. Other parties in the proceeding submitted responses in opposition to the Petition for Reconsideration on July 9, 2007. In December 2008, the West Virginia PSC denied the Petition for Reconsideration but accepted a correction that increased Allegheny’s West Virginia rate base by $4.9 million. See Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements.

Annual Adjustment of Fuel and Purchased Power Cost Rates

On August 29, 2008, Monongahela and Potomac Edison filed with the West Virginia PSC a request to increase retail rates by approximately $173 million annually to reflect expected increases in fuel and purchased power costs during 2009 and under-recovery of past costs through June 2008. The new rates, proposed to become effective January 1, 2009, were submitted pursuant to the schedule for annual fuel and purchased power cost reviews that was approved by the West Virginia PSC when it reinstated a fuel and purchased power cost recovery clause in the rate case described above. On December 29, 2008, the West Virginia PSC issued an order approving a settlement agreement among Allegheny, the Consumer Advocate Division, the Staff of the West Virginia PSC and the West Virginia Energy Users Group, pursuant to which Allegheny’s rates in West Virginia were increased by $142.5 million annually beginning on January 1, 2009.

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

In October 2006, Monongahela and Potomac Edison filed with the West Virginia PSC a Petition to Reopen Proceedings and to Amend Financing Order (“Petition”), informing the West Virginia PSC that the current estimate for constructing the Scrubbers at Fort Martin had increased from $338 million to an amount up to $550 million. In December 2006, Allegheny reached a settlement agreement with all parties in the reopened cases and filed the agreement with the West Virginia PSC. The West Virginia PSC approved the settlement agreement, authorizing Allegheny to securitize up to $450 million of the estimated construction costs, plus $16.5 million of upfront financing costs and certain other costs. Allegheny also is permitted to recover a return on actual construction costs exceeding the $450 million during the period prior to placing the project into commercial service and may file for recovery of any costs exceeding the $450 million once the Scrubber is in commercial service.

On April 11, 2007, Allegheny completed the securitization with the sale by two indirect subsidiaries of an aggregate of $459.3 million in environmental control bonds.

Maryland

In 1999, Maryland adopted electric industry restructuring legislation, which gave Potomac Edison’s Maryland retail electric customers the right to choose their electricity generation suppliers. In 2000, Potomac Edison transferred its Maryland generation assets to AE Supply but remained obligated to provide standard offer generation service (“SOS”) at capped rates to residential and non-residential customers for various periods. The longest such period, for residential customers, expired on December 31, 2008. As discussed below, Potomac Edison has implemented a rate stabilization plan to transition customers from capped generation rates to rates based on market prices. Potomac Edison retained its T&D assets. Potomac Edison’s T&D rates for all customers were capped through 2004 and are otherwise subject to traditional regulated utility ratemaking (i.e., cost-based rates).

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

In the meantime, on April 4, 2008, the Maryland PSC released a report reaffirming, based on review by outside counsel and consultants, that the current procurement methods used for SOS have been competitive, fair and free from evidence of collusion. In October and November 2008 and in January 2009, bids for some residential load were rejected in the SOS process due to the operation of a price cap called the Price Anomaly Threshold (“PAT”). The Maryland PSC’s outside consultant monitoring the bidding has opined that the PAT was triggered due to current ongoing disruptions in the credit markets. The Maryland PSC issued orders on January 16 and January 23, 2009 directing short-term measures to be taken to fill unfilled load.

On July 3, 2008, the Maryland PSC issued a further order requiring the utilities to prepare detailed studies of alternatives for possible managed portfolios, with a time horizon out to fifteen years, and to file those studies by October 1, 2008. The Maryland PSC expressly stated that the order, “should not be construed … as a decision to modify in any way, the current SOS procurement practice.” Potomac Edison filed its study with the Maryland PSC on October 1, 2008, and the Maryland PSC held hearings on the matter in December 2008. No order has been issued. In another proceeding, however, the Maryland PSC ordered the utilities to issue an RFP for possible acquisition of demand response resources for the period from 2011 to 2016 and to participate in a working group on development of distributed generation resources. The RFP was issued on January 16, 2009, and the working group process has commenced.

In August 2007, Potomac Edison filed a plan for seeking bids to serve its Maryland residential load for the period after the expiration of rate caps on December 31, 2008. The Maryland PSC approved the plan in a series of orders issued between September 2007 and September 2008. Potomac Edison successfully filled the last portion of the load in October 2008 and will be conducting rolling auctions to replenish the supply going forward.

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

Advanced Metering and Demand Side Management Initiatives

On June 8, 2007, the Maryland PSC established a new case to consider advanced meters and demand side management programs. The Staff of the Maryland PSC filed its report on these matters on July 6, 2007. On September 28, 2007, the Maryland PSC issued an order in this case that required the utilities to file detailed plans for how they will meet a proposal—“EmPOWER Maryland”—that electric usage in Maryland be reduced by 15% by 2015. On October 26, 2007, Potomac Edison filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order. The Maryland PSC conducted hearings on Potomac Edison’s and other utilities’ plans in November 2007 and further hearings on May 7, 2008.

In a related development, the Maryland legislature in 2008 adopted a statute codifying the EmPOWER Maryland goals and setting a deadline of September 1, 2008 for the utilities to file comprehensive plans for attempting to achieve those goals. Potomac Edison filed its proposals on August 29, 2008, asking the Maryland PSC to approve seven programs for residential customers, five programs for commercial, industrial, and governmental customers, a customer education program, and a pilot deployment of Advanced Utility Infrastructure (“AUI”) that Allegheny has previously been testing in West Virginia. On December 31, 2008, the Maryland PSC issued an order approving some of Potomac Edison’s programs and directing that others be redesigned. Implementation cannot begin until the Maryland PSC expressly approves new cost and benefit information to be filed by March 31, 2009. Meanwhile, the AUI pilot is being examined on a separate track and is currently under discussion with the Staff of the Maryland PSC.

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

Virginia

Transmission Expansion

On October 7, 2008, the Virginia SCC issued an order authorizing construction of the TrAIL Project in Virginia. The order was conditioned upon receipt of authorization by the West Virginia PSC and the Pennsylvania PUC to construct the Pennsylvania and West Virginia portions of the project extending from 502 Junction Substation in Pennsylvania, through West Virginia and to the Loudoun Substation in Virginia, which TrAIL Company also received in 2008. Various intervenors have initiated judicial review of the order by the Virginia Supreme Court.

Purchased Power Cost Recovery

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

The Restructuring Act initially capped generation rates until July 1, 2007. In 2004, it was amended to extend capped rates to 2010, but also provided that Virginia utilities that had divested their generation, such as Potomac Edison, could begin to recover purchased power costs on July 1, 2007. In 2007, the law was revised again to provide for generation rate caps to end on December 31, 2008. The market prices at which Potomac Edison has purchased power since the expiration in 2007 of its power purchase agreement with AE Supply are significantly higher than the capped generation rates initially set under the Restructuring Act.

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

In an April 2007 filing with the Virginia SCC, Potomac Edison requested to adjust its fuel factor and to implement a rate stabilization plan, including an increase in retail rates of approximately $103 million to be phased in over three years beginning July 1, 2007, to offset the impact of increased purchased power costs. In June 2007, the Virginia SCC issued an order that denied Potomac Edison’s application and motion to establish interim rates, cancelled evidentiary hearings and dismissed the case, ruling that recovery was barred by a Memorandum of Understanding (the “MOU”) that Potomac Edison entered into with the Staff of the Virginia SCC in 2000 in connection with the transfer of its Virginia generating assets to AE Supply. Under the MOU, Potomac Edison agreed to forego fuel cost adjustments otherwise permitted under the Restructuring Act during the capped rate period, which, at the time that the MOU was entered into, was scheduled to expire as of July 1, 2007.

On July 26, 2007, Potomac Edison filed an appeal of the decision denying Potomac Edison’s application. On April 11, 2008, the Virginia Supreme Court denied Potomac Edison’s appeal of the Virginia SCC’s June 2007 order, on the ground that the statute that the Virginia SCC cited as controlling did not require the Virginia SCC to grant the relief requested, but also stated that recovery on other grounds was not being addressed.

On September 11, 2007, Potomac Edison filed a second application for rate recovery of purchased power costs for load above 367 MW with the Virginia SCC. The new application requested an increase of approximately $42.3 million (as revised) in Potomac Edison’s Virginia retail electric rates to allow Potomac Edison to recover a portion of its projected purchased power costs arising from the provision of service to its Virginia jurisdictional customers from July 1, 2007 through June 30, 2008. On December 20, 2007, the Virginia SCC issued an order granting only partial ($9.5 million) recovery of increased purchased power costs.

Potomac Edison appealed the December 20, 2007 order on January 16, 2008. On October 31, 2008, the Virginia Supreme Court affirmed the Virginia SCC’s December 20, 2007 order.

On April 30, 2008, Potomac Edison filed a third application with the Virginia SCC to recover at least $73 million, and as much as $132.9 million, of purchased power costs for service rendered to its Virginia jurisdictional customers from July 1, 2008 through June 30, 2009. On May 15, 2008, the Virginia SCC issued an order allowing Potomac Edison to increase its rates effective July 1, 2008, on an interim basis subject to refund, to collect $73 million of purchased power costs. Revenues were recognized based on the method under which the rates were developed and not on the amounts collected. As a result, a portion of the amounts collected subsequent to July 1, 2008 was deferred as a regulatory liability and will be recognized as revenue from January through June, 2009. The amount deferred at December 31, 2008 was approximately $28.3 million.

The Virginia SCC set the application for an evidentiary hearing on the merits and, in the meantime, on July 18, 2008, issued an order finding that the ratemaking provisions of the MOU expire on December 31, 2008 and requiring additional evidence and legal argument to set rates for 2008 and 2009.

On November 18, 2008, Potomac Edison filed with the Virginia SCC a comprehensive rate settlement agreed to with the Staff of the Virginia SCC, the Consumers Counsel of the Virginia Office of the Attorney General and a group of Potomac Edison’s industrial customers that transitions all customers to rates that allow for full recovery of purchased power costs no later than July 1, 2011. The Virginia SCC held a hearing on the settlement on November 18 and approved it without alteration or condition on November 26, 2008. Key provisions of the settlement include:

•	The $73 million rate increase approved on a temporary basis on May 15, 2008 will remain in effect through June 30, 2009;

•	For the period from July 1, 2009 through December 31, 2009, half of any further increase in purchased power costs for service to large non-residential customers will be forgone, up to $15 million;

•	For the period from July 1, 2009 through June 30, 2010, the total rate increase for all other customers will be capped at 15%; and

•

During the period from July 1, 2009 through June 30, 2011, 100 MW of the power procured by Potomac Edison will be deemed for rate purposes to have been procured at the lesser of actual cost or $55 per MWh.

Potomac Edison successfully procured power in mid-December 2008 to cover load for the settlement period through 2011, and AE Supply was the successful bidder with respect to a substantial portion of these requirements.

ENVIRONMENTAL MATTERS

The operations of Allegheny’s owned facilities, including its generation facilities, are subject to various federal, state and local laws, rules and regulations, some of which may be uncertain, as to air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities.

Information regarding capital expenditures and estimated capital expenditures associated with known environmental standards is provided under the heading “Capital Expenditures.” Additional legislation or regulatory control requirements have been proposed that, if enacted, may require supplementation or replacement of equipment at existing generation facilities at substantial additional cost. See “Risk Factors.”

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

Moreover, there is a gap between desired reduction levels in the current proposed legislation and the current capabilities of technology; no current commercial-scale technology exists to enable many of the reduction levels in national, regional and state proposals. Such technology may not become available within a timeframe consistent with the implementation of any future climate control legislation or at all. To the extent that such technology does become available, Allegheny can provide no assurance that it will be suitable for installation at Allegheny’s generation facilities on a cost effective basis or at all. Based on estimates from a 2007 DOE National Electric Technology Laboratory report, it could cost as much as $3,000 per kW to replace existing coal-based power generation with fossil fuel stations capable of capturing and sequestering CO2 emissions, and recent project announcements suggest that these costs could be substantially higher. However, exact estimates are difficult because of the variance in the legislative proposals and the current lack of deployable technology.

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

Because the legislative process and applicable technology each is in its infancy, it is difficult for Allegheny to aggressively implement greenhouse gas emission expenditures until the exact nature and requirements of any regulation are known and the capabilities of control or reduction technologies are more fully understood. Allegheny’s current strategy in response to climate change initiatives focuses on seven tasks:

•	maintaining an accurate CO2 emissions data base;

•	improving the efficiency of its existing coal-burning generation facilities;

•	following developing technologies for clean-coal energy and for CO2 emission controls at coal-fired power plants;

•	following developing technologies for carbon sequestration;

•	participating in CO2 sequestration efforts (e.g. reforestation projects) both domestically and abroad;

•	analyzing options for future energy investment (e.g. renewables, clean-coal, etc.); and

•	improving demand-side efficiency programs, as evidenced by customer conservation outreach plans and Allegheny’s Watt Watchers initiatives.

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

Allegheny’s compliance with the Clean Air Act has required, and may require in the future, that Allegheny install control technologies on many of its generation facilities. The Clean Air Interstate Rule (“CAIR”) promulgated by the EPA on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of the currently available allowances. The EPA is revising certain portions of CAIR that were invalidated by the U.S. Court of Appeals for the District of Columbia Circuit.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”), establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases during 2010 and 2018. This rule was to be implemented through state implementation plans. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety. The State of West Virginia subsequently suspended its rule for implementing CAMR. Pennsylvania and Maryland, however, took the position that their mercury rules, which are discussed below, survived this ruling.

The Pennsylvania Department of Environmental Protection (the “PA DEP”) promulgated a more aggressive mercury control rule on February 17, 2007. Pennsylvania’s proposed shortened compliance schedule and more aggressive emissions limits might result in the installation of additional emission controls at any of Allegheny’s three Pennsylvania coal-fired facilities or in a change in fuel specifications. Controls might include additional Scrubbers, activated carbon injection, selective catalytic reduction or other, currently emerging technologies. On September 15, 2008, PPL Corporation filed a challenge to the PA DEP’s mercury rule in Pennsylvania Commonwealth Court. The Commonwealth Court overturned the Pennsylvania mercury rule on January 30, 2009. However, the PA DEP has filed an appeal, which automatically stays the Commonwealth Court decision. In addition, regardless of the ultimate disposition of the case, the PA DEP may adopt new, possibly more aggressive mercury control rules. Allegheny is continuing to monitor the PA DEP’s actions in this regard.

Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emission. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. In response to Allegheny’s request and after conducting a reliability evaluation, PJM, by letter dated November 8, 2006, determined that R. Paul Smith is vital to the regional reliability of power flow. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) has proposed specific regulations for R. Paul Smith to comply with alternate NOx, SO2 and mercury limits. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008, and Allegheny is participating in RGGI auctions. Allegheny is continuing to monitor and assess the reach and impact of these regulations on its Maryland operations.

AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny continues to evaluate and implement options for compliance; it completed the elimination of a partial bypass of Scrubbers at its Pleasants generation facility in December 2007 and expects to complete construction of Scrubbers at its Hatfield’s Ferry and Fort Martin generation facilities during 2009.

Allegheny’s NOx compliance plan functions on a system-wide basis, similar to its SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies.

The majority of Allegheny’s emission allowances were allocated to Allegheny by the EPA at zero cost. During 2008, emissions allowance expense was approximately $8 million and $13 million for Allegheny’s regulated and unregulated operations, respectively. Allegheny estimates that its emissions allowance expense in 2009 will be approximately $1 million and $44 million for its regulated and unregulated operations, respectively. Allegheny’s actual allowance expense can vary from estimates due to changes in generation output, allowance market prices, fuel and fleet mix and the nature and timing of allowance transactions.

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

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (the “PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania generation facilities that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland Attorney General. On January 17, 2006, the PA DEP and the Attorneys General filed an amended complaint. On May 30, 2006, the District Court denied Allegheny’s motion to dismiss the amended complaint. On July 26, 2006, at a status conference, the Court determined that discovery would proceed regarding liability issues, but not remedies. Discovery on the liability phase closed on December 31, 2007, and summary judgment briefing was completed during the first quarter of 2008. On September 2, 2008, the Magistrate Judge issued a Report and Recommendation that all parties’ motions for summary judgment be denied. Objections to this report and responses to those objections were filed by all parties. The District Court Judge heard oral argument on those objections on November 6, 2008 and issued a Memorandum Order on November 18, 2008. The Memorandum Order denied all motions for summary judgment, established certain legal standards to govern at trial and established the deadlines for the filing of Pre-Trial Statements. No trial date has been set at this time, but the trial judge indicated at the November 6, 2008 oral argument that a trial date may be set for the first half of 2009.

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

Clean Water Act Compliance.  In 2004, the EPA issued a final rule requiring all existing power plants with once-through cooling water systems withdrawing more than 50 million gallons of water per day to meet certain standards to reduce mortality of aquatic organisms pinned against the water intake screens or, in some cases, drawn through the cooling water system. The standards varied based on the type and size of the water bodies from which the plants draw their cooling water.

In January 2007, the Second Circuit Court of Appeals issued a decision on appeal that remanded a significant portion of the rule to the EPA. As a result, the EPA suspended the rule, except for a requirement, which existed prior to the EPA’s adoption of the 2004 rule, that permitting agencies use best professional judgment (“BPJ”) to determine the best technology available for minimizing adverse environmental impacts for existing facility cooling water intakes. Pending re-issuance of the 2004 rule by the EPA, permitting agencies thus will rely on BPJ determinations during permit renewal at existing facilities.

In April 2008, the U.S. Supreme Court agreed to review the appeals court decision regarding cost/benefit analysis. At this time, Allegheny is unable to predict the outcome of the appeal, but could incur significant compliance costs if the 2004 rule is reissued or a similar rule is adopted.

Monongahela River Water Quality.  In late 2008, the PA DEP imposed water quality criteria for total dissolved solid and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at Allegheny’s Hatfield’s Ferry generation facility. These criteria are reflected in the current

PA DEP water discharge permit for that project. Allegheny is appealing the PA DEP’s permitting decision, which could require it to incur significant costs or negatively impact its ability to operate the Scrubbers, but cannot predict the outcome of the appeal. The West Virginia Department of Environmental Protection also has expressed concerns over water quality in the Monongahela River, and the water discharge permit for the Scrubber project at Fort Martin is currently under review.

Global Warming Class Action.  On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs filed a notice of appeal of that ruling on September 17, 2007. The case has been fully briefed to the United States Court of Appeals for the Fifth Circuit, and oral argument took place on August 6, 2008. Before a decision was issued, the parties were notified that one of the presiding judges had disqualified himself from participating in the decision. Oral argument before a new panel took place on November 3, 2008, and the parties are awaiting a decision from the Court. AE intends to vigorously defend against this action but cannot predict its outcome.

Claims Related to Alleged Asbestos Exposure.  The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in three asbestos and/or environmental insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.) and Allegheny Energy, Inc. et al. v. Liberty Mutual Insurance Company, Civil Action No. 07-3168-BLS (Suffolk Superior Court, MA). Allegheny and Liberty Mutual Insurance Company have resolved their dispute and, therefore, Civil Action No. 07-2168-BLS will be voluntarily dismissed. The parties in the remaining actions are seeking a declaration of coverage under the policies for asbestos-related and environmental claims.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of December 31, 2008, Allegheny’s total number of claims alleging exposure to asbestos was 853 in West Virginia and five in Pennsylvania. Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

EMPLOYEES

Substantially all of Allegheny’s officers and other personnel are employed by AESC. As of December 31, 2008, AESC employed 4,455 employees. Of these employees, 28.2% are subject to collective bargaining arrangements. Approximately 72.8% of the unionized employees are at the Distribution Companies and approximately 27.2% are at AE’s other subsidiaries. As of December 31, 2008, System Local 102 of the Utility Workers Union of America (the “UWUA”) represents 1,068 employees, and locals of the International Brotherhood of Electrical Workers (the “IBEW”) represent 189 employees. Collective bargaining arrangements with the IBEW and UWUA expire during 2010 and 2011, respectively. Allegheny believes that current relations between it and its unionized and non-unionized employees are satisfactory.

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

Name	Age	Title
Paul J. Evanson	67	Chairman, President, Chief Executive Officer and Director
Curtis H. Davis	56	Chief Operating Officer, Generation
Edward Dudzinski	56	Vice President
David M. Feinberg	39	Vice President, General Counsel and Secretary
Eric S. Gleason	42	Vice President
Kirk R. Oliver	51	Senior Vice President and Chief Financial Officer
William F. Wahl, III	49	Vice President, Controller and Chief Accounting Officer

Paul J. Evanson has been Chairman of the Board, President, Chief Executive Officer and a director of AE since June 2003. Mr. Evanson is the Chair of the Executive Committee. Prior to joining Allegheny, Mr. Evanson was President of Florida Power & Light Company, the principal subsidiary of FPL Group, Inc., and a director of FPL Group, Inc. from 1995 to 2003.

Curtis H. Davis has been Chief Operating Officer, Generation, of AE since March 2008. Prior to joining Allegheny, Mr. Davis served as Senior Vice President for Duke Energy Corporation’s non-regulated generation fleet from January 2003 to February 2008. Prior to that, he served in various senior operational positions at Duke Energy Corporation.

Edward Dudzinski has been Vice President, Human Resources and Security, of AE since August 2004. Prior to joining Allegheny, Mr. Dudzinski was Vice President, Human Resources for the Agriculture and Nutrition Platform and Pioneer Hi-Bred International, Inc. on behalf of E. I. DuPont de Nemours and Company (“DuPont”). Prior to that, he served in various other executive and leadership positions at DuPont.

David M. Feinberg has been Vice President, General Counsel and Secretary of AE since October 2006. Mr. Feinberg joined Allegheny in August 2004 and served as Deputy General Counsel until October 2006. Prior to joining Allegheny, Mr. Feinberg was a partner with the law firm of Jenner & Block LLP in its Chicago office.

Eric S. Gleason has been Vice President, Corporate Development, of AE since August 2008. Prior to joining Allegheny, Mr. Gleason was employed by JPMorgan Chase & Co. since 2002, and served as Executive Director, Natural Resources Investment Banking from 2005 to 2008. Prior to that, he served as Vice President in the Investment Banking Division of Goldman, Sachs & Co.

Kirk R. Oliver has been Senior Vice President and Chief Financial Officer of AE since October 2008. Prior to joining Allegheny, Mr. Oliver was employed by Hunt Power since June 2006 and served as a senior executive from June 2007 to October 2008. Prior to that, Mr. Oliver spent eight years at TXU Corp, starting as Treasurer and then serving as Executive Vice President and Chief Financial Officer.

William F. Wahl, III has been Vice President, Controller and Chief Accounting Officer of AE since May 2007. He joined Allegheny in 2003 and served as Assistant Controller, Corporate Accounting from February 2005 to May 2007. From 2002 to 2003, Mr. Wahl was employed by PNC Financial Services Group, Inc. Prior to that, he was employed by Dominion Resources, Inc.

ITEM 1A.    RISK FACTORS

Allegheny is subject to a variety of significant risks that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risks are identified below, in addition to the matters set forth under “Special Note Regarding Forward-Looking Statements.” Allegheny’s susceptibility to certain risks could exacerbate other risks. These risk factors should be considered carefully in evaluating Allegheny’s risk profile.

Risks Relating to Regulation

Allegheny is subject to substantial governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to Allegheny, and failure to obtain necessary regulatory approvals could have an adverse effect on its business.

Allegheny is subject to substantial regulation from federal, state and local regulatory agencies. Allegheny is required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. These agencies regulate various aspects of Allegheny’s business, including customer rates, services, retail service territories, generation plant operations, sales of securities, asset sales and accounting policies and practices. Although Allegheny believes that the necessary authorizations, permits, approvals and certificates have been obtained for its existing operations and that its business is conducted in accordance with applicable laws, it cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to it. See “Environmental Matters” and “Regulatory Framework Affecting Allegheny.”

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

Allegheny’s operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and site remediation and may, in the future, become subject to new and potentially more extensive environmental regulations, including but not limited to regulations intended to address climate change. Compliance with these laws and regulations may require Allegheny to expend significant financial resources to, among other things, meet air emission and water quality standards, conduct site remediation, perform environmental monitoring, purchase emission allowances, use alternative fuels, install and operate pollution control equipment at its generation facilities and modulate operations of its generation facilities in order to reduce emissions. If Allegheny fails to comply with applicable environmental laws and regulations, even if it is unable to do so due to factors beyond its control, it may be subject to civil liabilities or criminal penalties and may be required to incur significant expenditures to come into compliance. In addition, any alleged violations of environmental laws and regulations may require Allegheny to expend significant resources defending itself against such alleged violations. Either result could have an adverse effect on Allegheny’s business, results of operations, cash flows and financial condition.

Allegheny also may be subject to risks in connection with changing or conflicting interpretations of existing laws and regulations. For example, applicable standards under the EPA’s NSR initiatives remain in flux. Under the Clean Air Act, modification of Allegheny’s generation facilities in a manner that causes increased emissions could subject Allegheny’s existing facilities to the far more stringent NSR standards applicable to new facilities.

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

In addition, Allegheny incurs costs to obtain and comply with a variety of environmental permits, licenses, inspections and other approvals. If there is a delay in obtaining any required environmental regulatory approval, or if Allegheny fails to obtain, maintain or comply with any required approval, operations at affected facilities could be halted, curtailed or subjected to additional costs, which could have an adverse impact on Allegheny’s business, results of operations, cash flows and financial condition. See “Environmental Matters.”

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

In Pennsylvania, many of the state’s electric utilities, including Allegheny, are scheduled to transition to market rates in 2010 and 2011, when applicable generation rate caps expire. Significant price increases in other states following the end of such regulatory transition periods have created a heightened political concern regarding price volatility in Pennsylvania following the expiration of its rate caps. In September 2007, a special legislative session was convened in Pennsylvania to consider various energy proposals. During the special session, several proposed bills involving the extension of rate caps were introduced. Currently, generation rate caps for Allegheny’s Pennsylvania customers expire at the end of 2010. While the Pennsylvania General Assembly adopted legislation in October 2008 that includes a number of conservation and demand-side management measures and procurement procedures, it does not address rate mitigation or the transition to market rates. However, there can be no assurance that the Pennsylvania legislature will not adopt such measures in the future. See “Regulatory Framework Affecting Allegheny—State Rate Regulation.”

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

In addition, as a result of FERC’s efforts to implement a long-term rate design for the Midwest and Mid-Atlantic regions, the Distribution Companies may not fully recover their transmission costs and may have costs shifted to them from other transmission owners. Due to capped rates and the timing of state rate cases, the Distribution Companies may not be able to pass through increased transmission costs to these retail customers for some period of time. See “Regulatory Framework Affecting Allegheny—Federal Regulation and Rate Matters.”

State rate regulation may delay or deny full recovery of costs and impose risks on Allegheny’s operations. Any denial of, or delay in, cost recovery could have an adverse effect on Allegheny’s business.

The retail rates in the states in which Allegheny operates are set by each state’s regulatory body. As a result, in certain states, Allegheny may not be able to recover increased, unexpected or necessary costs and, even if Allegheny is able to do so, there may be a significant delay between the time Allegheny incurs such costs and the time Allegheny is allowed to recover them. Any denial of, or delay in, cost recovery could have an adverse effect on Allegheny’s results of operations, cash flows and financial condition. See “Regulatory Framework Affecting Allegheny.”

The TrAIL Project and the PATH Project are subject to permitting and state regulatory approvals, and the failure to obtain any of these permits or approvals could have an adverse effect on Allegheny’s business.

The construction of both the TrAIL Project and the PATH Project are subject to the prior approval of various regulatory bodies. TrAIL Company has obtained the state siting approvals necessary to construct TrAIL and is continuing to pursue the necessary permits that remain. Allegheny met with substantial political opposition, as well as opposition from environmental, community and other groups, in obtaining siting approval for TrAIL and is likely to encounter similar opposition with regard to the PATH Project. There can be no assurance that Allegheny will be able to obtain the regulatory approvals required in connection with these projects, particularly the siting approvals required to construct PATH, on a timely basis or at all. The inability to obtain any required state approval or other regulatory approval as a result of such opposition or otherwise may have an adverse affect on Allegheny’s business, results of operations, cash flows and financial condition. See “Regulatory Framework Affecting Allegheny.”

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

Allegheny’s operating results are subject to seasonal and weather fluctuations and other factors that affect customer demand.

The sale of power generation output is generally a seasonal business, and weather patterns can have a material impact on Allegheny’s operating results. Demand for electricity in Allegheny’s service territory peaks during the summer and winter months. During periods of peak demand, the capacity of Allegheny’s generation facilities may be inadequate to meet its contractual obligations, which could require it to purchase power at a time when the market price for power is high. In addition, although the operational costs associated with the Delivery and Services segment are not weather-sensitive, the segment’s revenues are subject to seasonal fluctuation. Accordingly, Allegheny’s annual results and liquidity position may depend disproportionately on its performance during the winter and summer.

Extreme weather or events outside of Allegheny’s service territory can also have a direct effect on the commodity markets. Events, such as hurricanes, that disrupt the supply of commodities used as fuel impact the price and availability of energy commodities and can have an adverse impact on Allegheny’s business, results of operations, cash flow and financial condition.

Allegheny’s results also may be negatively impacted as a result of other circumstances that affect customer demand for power. For example, it is possible that the current economic downturn has and will continue to contribute to changes in customer behavior, which may result in a significant reduction in demand, particularly among commercial and industrial customers, which could, in turn, have an adverse impact on Allegheny’s business, results of operations, cash flow and financial condition.

Changes in weather patterns as a result of global warming could have an adverse effect on Allegheny’s business.

Allegheny also could be impacted to the extent that global warming trends affect established weather patterns or exacerbate extreme weather or weather fluctuations. Although Allegheny’s physical assets are located in a region in which they are unlikely to experience detrimental physical damage from the rising sea levels that have been modeled in various analyses that attempt to predict the effects of global warming, other weather-related effects that could be associated with global warming, such as an increase in the frequency and/or severity of storms or other significant climate changes within or outside of Allegheny’s service territory, may have an adverse impact on Allegheny’s business, results of operations, cash flow and financial condition.

Allegheny’s assets are subject to other risks beyond its control, including, but not limited to, accidents, storms, natural catastrophes and terrorism.

Much of the value of Allegheny’s business consists of its portfolio of power generation and T&D assets. Allegheny’s ability to conduct its operations depends on the integrity of these assets. The cost of repairing damage to its facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events may exceed available insurance, if any, for repairs, which may adversely impact Allegheny’s business, results of operations, cash flows and financial condition. Although Allegheny has taken, and will continue to take, reasonable precautions to safeguard these assets, Allegheny can make no assurance that its facilities will not face damage or disruptions or that it will have sufficient insurance, if any, to cover the cost of repairs. In addition, in the current geopolitical climate, enhanced concern regarding the risks of terrorism throughout the economy may impact Allegheny’s operations in unpredictable ways. Insurance coverage may not cover costs associated with any of these risks adequately or at all. While some losses may be recoverable through regulatory proceedings, the delay and uncertainty of any such recovery may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

The supply and price of fuel may impact Allegheny’s financial results.

Allegheny is dependent on coal for much of its electric generation capacity. Allegheny has coal supply contracts in place that partially mitigate its exposure to negative fluctuations in coal prices. However, Allegheny can provide no assurance that the counterparties to these agreements will fulfill their obligations to supply coal. The suppliers under these agreements may, as a general matter, experience financial, legal or technical problems that inhibit their ability to fulfill their obligations. Among other circumstances, the prevailing constrained credit markets and overall negative economic conditions may affect the ability of Allegheny’s suppliers to access the capital markets and maintain adequate liquidity to sustain their respective businesses. Additionally, to the extent that any of Allegheny’s coal suppliers seek bankruptcy protection, they may, in the current climate, be unable to obtain the financing necessary to continue their operations in bankruptcy and reorganize and, thus, may be forced to liquidate. Various industry and operational factors, including increased costs, transportation constraints, safety issues and operational difficulties may have negative effects on coal supplier performance. During periods of rising coal prices, the factors impacting supplier performance could have a more pronounced financial impact. Furthermore, the suppliers under these agreements may not be required to supply coal to Allegheny under certain circumstances, such as in the event of a natural disaster. If Allegheny is unable to obtain its coal requirements under these contracts, it may be required to purchase coal at higher prices. In addition, although these agreements generally contain specified prices, they also provide for price adjustments related to changes in specified cost indices, as well as specific events, such as changes in regulations affecting the coal industry. Finally, it is possible that, in the future, market prices for coal could fall below the prices at which we have agreed to purchase coal under our long-term contracts. Changes in the supply and price of coal may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

Additionally, Allegheny is subject to other fuel-related costs, which may fluctuate. For example, Allegheny has experienced, and may continue to experience, increases in its fuel handling costs and its costs to procure lime, urea and other materials necessary to the operation of its pollution controls. Significant increases in these and other fuel related costs could have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

The supply and price of emissions credits may impact Allegheny’s financial results.

Allegheny’s SO2 and NOx allowance needs, to a large extent, are affected at any given time by the amount of output produced and the types of fuel used by its generation facilities, as well as the implementation of environmental controls. Fluctuations in the availability or cost of these emission allowances could have a material adverse effect on Allegheny’s business, financial condition, cash flows and results of operations. It is also possible that any climate change legislation will incorporate a cap and trade scheme involving CO2 emission allowances. In that case, the cost and availability of CO2 emission allowances could have an adverse effect on Allegheny’s business, financial condition, cash flows and results of operations. See “Environmental Matters.”

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

Additionally, Allegheny has contracted with specialized vendors to acquire some of the necessary materials and construction related services in order to accomplish the installation of Scrubbers at the Fort Martin and Hatfield’s Ferry generation facilities and in connection with the TrAIL and PATH projects, and may in the future enter into additional such contracts with respect to these and other capital projects. As such, Allegheny is exposed to the risk that these contractors may not perform as required under their contracts. Such a failure could occur for any number of reasons. Among other things, it is possible that the prevailing constrained credit markets and overall negative economic conditions may affect the ability of Allegheny’s contractors, subcontractors, suppliers and vendors to access the capital markets and maintain adequate liquidity to sustain their respective businesses. Should this occur, Allegheny may be forced to find alternate arrangements, which may cause delay and/or increased costs. Allegheny can provide no assurance that it would be able to make such alternate arrangements on terms acceptable to it or at all. Any inability to make such alternate arrangements or any substantial delays or increases in costs associated therewith may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

Changes in PJM market policies and rules or in PJM participants may impact Allegheny’s financial results.

Because Allegheny has transferred functional control of its transmission facilities to PJM, is a load serving entity within the PJM Region and owns generation within the PJM Region, changes in PJM policies and/or market rules, including changes that are currently under consideration by FERC, could adversely affect Allegheny’s financial results. These matters include changes involving: the terms, conditions and pricing of transmission services; construction of transmission enhancements; auction of long-term financial transmission rights and the allocation mechanism for the auction revenues; the RPM; the locational marginal pricing mechanism; transmission congestion patterns due to the proposed implementation of PJM’s regional transmission expansion planning protocol or other required transmission system upgrades; new generation retirement rules and reliability pricing issues. Furthermore, changes in PJM’s credit and collateral requirements, deterioration in the credit quality of other PJM members, socialization of member defaults, or the withdrawal from PJM of other transmission owners, may have an adverse effect on Allegheny’s results of operations, cash flow and financial condition.

The terms of AE Supply’s power sale agreements with West Penn could require AE Supply to sell power below its costs or prevailing market prices or require West Penn to purchase power at a price above which it can sell power.

In connection with regulations governing the transition to market competition, West Penn is required to provide electricity at capped rates to certain retail customers who do not choose an alternate electricity generation supplier or who return to utility service from alternate suppliers. West Penn satisfies these obligations by purchasing power under a contract with AE Supply. At times, AE Supply may not earn as much as it otherwise could by selling power priced at its contract rates to West Penn instead of into competitive wholesale markets. In addition, AE Supply’s obligations under the agreement could exceed its available generation capacity, which may require AE Supply to buy power at prices that are higher than the sale prices in the power supply agreements. Conversely, West Penn’s capped rates may be below current wholesale market prices through the applicable transition periods. As a consequence, West Penn may at times pay more for power than it can charge retail customers and may be unable to pass the excess costs on to its retail customers. Changes in customer switching behavior could also alter both AE Supply’s and the utilities’ obligations under these agreements.

Allegheny is exposed to price volatility as a result of its participation in wholesale energy markets.

AE Supply buys and sells electricity in wholesale markets, which exposes Allegheny to the risks of rising and falling prices in those markets. Among the factors that can influence such prices are:

•	the balance of supply and demand for electricity, which may be influenced by any number of factors, including but not limited to prevailing weather and economic conditions;

•	fuel costs, the cost of emissions allowances and other production costs;

•	transmission constraints;

•	changes in PJM rules and other changes in the regulatory framework for wholesale power markets; and

•	market liquidity and the credit worthiness of market participants.

As a result of these and other factors, wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable, and may have an adverse effect on Allegheny’s results of operations, cash flows and financial condition.

Allegheny’s use of derivative instruments for hedging purposes may result in financial losses.

Allegheny uses derivative instruments, such as futures, swaps, forwards, options and financial transmission rights, to manage its commodity and financial market risks. Allegheny could recognize losses on these contracts as a result of volatility in the market values of the underlying commodities or to the extent that a counterparty fails to perform. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these instruments involves management’s judgment or use of estimates. Furthermore, changes in the value of derivatives designated under hedge accounting to the extent not fully offset by changes in the value of the hedged transaction can result in ineffectiveness losses that may have an adverse effect on Allegheny’s results of operations.

Changes in prevailing market conditions or in Allegheny’s access to commodities markets may make it difficult for Allegheny to hedge its physical power supply commitments and resource requirements.

In the past, unfavorable market conditions, coupled with Allegheny’s credit position, at times made it difficult for Allegheny to hedge its power supply obligations and fuel requirements. Although substantial improvements have been made in Allegheny’s credit position over the past few years, significant unanticipated changes in commodity market liquidity and/or Allegheny’s access to the commodity markets, including as a result of any decline in Allegheny’s credit ratings (including ratings for AE, AE Supply or Monongahela), could adversely impact Allegheny’s ability to hedge its portfolio of physical generation assets and load obligations. In the absence of effective hedges for these purposes, Allegheny must balance its portfolio in the spot markets, which are volatile and can yield different results than expected. Furthermore, if Allegheny’s credit ratings were to decline, it would likely be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties, which could have a negative impact on Allegheny’s liquidity and commodity trading activities.

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility. These conditions can adversely impact the liquidity of the commodity markets in which Allegheny may wish to transact and may negatively affect the ability of Allegheny’s counterparties to honor their commitments. This, in turn, could inhibit Allegheny’s ability to transact in the desired timeframe or at a satisfactory price, which could increase Allegheny’s exposure to commodity price fluctuations and may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial conditions.

Allegheny’s policies and procedures cannot eliminate all risk involved in its energy commodity activities.

Allegheny may not always hedge the entire exposure of its operations to commodity price volatility. Furthermore, Allegheny’s risk management, wholesale marketing, fuel procurements and energy trading activities, including its decisions to enter into power sales or purchase agreements, rely on models that depend on the judgments and assumptions regarding factors such as generation facility availability, future market prices, weather and the demand for electricity and other energy-related commodities. Many of these models are developed utilizing statistical relationships between numerous interrelated factors. Such relationships can change significantly in an unpredictable manner, especially during periods of significant volatility. Even when

Allegheny’s policies and procedures are followed and decisions are made based on these models, Allegheny’s policies and procedures cannot eliminate all risk involved in its energy commodity activities. Allegheny’s financial position and results of operations may be adversely affected if the judgments and assumptions underlying its models prove to be inaccurate or commodity prices otherwise fluctuate in ways that Allegheny does not anticipate.

Failure to retain and attract key executive officers and other skilled professionals and technical employees could have an adverse effect on Allegheny’s operations.

Allegheny’s business is dependent on its ability to recruit, retain and motivate employees. Competition for skilled employees in some areas is high. At the same time, Allegheny has an aging workforce. The inability to attract new employees, whether to appropriately replace retiring and other departing employees or otherwise, and to retain and motivate existing employees may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

Allegheny is currently involved in significant litigation that, if not decided favorably to Allegheny, could have a material adverse effect on its results of operations, cash flows and financial condition.

Allegheny is currently involved in a number of lawsuits, some of which may be significant. Allegheny intends to vigorously pursue these matters, but the results of these lawsuits cannot be determined. Adverse outcomes in these lawsuits could require Allegheny to make significant expenditures and may have an adverse effect on its financial condition, cash flow and results of operations. See “Environmental Matters” and “Legal Proceedings.”

The Distribution Companies and other AE subsidiaries are and may become subject to legal claims arising from the presence of asbestos or other regulated substances at some of their facilities.

The Distribution Companies have been named as defendants in pending asbestos litigation involving multiple plaintiffs and multiple defendants. In addition, asbestos and other regulated substances are, and may continue to be, present at Allegheny-owned facilities where suitable alternative materials are not available. Allegheny’s management believes that any remaining asbestos at Allegheny-owned facilities is contained. The continued presence of asbestos and other regulated substances at Allegheny-owned facilities, however, could result in additional actions being brought against Allegheny. See “Legal Proceedings” and Note 19, “Asset Retirement Obligations” to the Consolidated Financial Statements.

Adverse investment returns and other factors may increase Allegheny’s pension liability and pension funding requirements.

Substantially all of Allegheny’s employees are covered by a defined benefit pension plan. At present, the pension plan is underfunded in that the projected pension benefit obligation exceeds the aggregate fair value of plan assets. Recent results in the capital markets have increased the level of underfunding in the pension plan. Under applicable law, Allegheny is required to make cash contributions to the extent necessary to comply with minimum funding requirements imposed by regulatory requirements. The amount of and timing of such required cash contribution(s) is based on an actuarial valuation of the plan. The funded status of the plan can be affected by investment returns on plan assets, discount rates, mortality rates of plan participants, pension reform legislation and a number of other factors. There can be no assurance that the value of Allegheny’s pension plan assets will be sufficient to cover future liabilities. Although Allegheny has made significant contributions to its pension plan in recent years, it is possible that Allegheny could incur a significant pension liability adjustment, or could be required to make significant additional cash contributions to its plan, which would reduce the cash available for business and other needs.

Energy companies are subject to adverse publicity, which may make Allegheny vulnerable to negative regulatory and litigation outcomes.

The energy sector has been the subject of negative publicity, most recently in the context of the dialogue regarding climate change. Allegheny has come under some scrutiny in this regard, and also has faced public opposition in connection with its transmission expansion initiatives, as well as certain of its demand-side conservation efforts. Negative publicity of this nature may make legislators, regulators and courts less likely to take a favorable view of energy companies in general and/or Allegheny, specifically, which could cause them to make decisions or take actions that are adverse to Allegheny.

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

Allegheny relies on access to the capital markets as a source of liquidity and to satisfy any of its capital requirements that are not met by the cash flow from its operations. Capital market disruptions, decreases in market liquidity or the availability of credit, a downgrade in Allegheny’s credit ratings or other negative developments affecting Allegheny’s access to capital markets, could increase Allegheny’s cost of borrowing or could adversely affect its ability to access one or more financial markets. Causes of disruption to the capital markets could include, but are not limited to:

•	a recession, including the current recession, or other economic slowdown;

•	the bankruptcy of one or more energy companies or highly-leveraged companies;

•	significant increases in the prices for oil or other fuel;

•	a terrorist attack or threatened attacks;

•	a significant transmission failure; or

•	changes in technology.

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility. As a result, Allegheny’s management has placed increased emphasis on monitoring the risks associated with the current environment. At this point in time, there has not been a materially negative impact on Allegheny’s liquidity. However, there can be no assurance that the cost or availability of future borrowings or other financings, if any, will not be impacted by the ongoing or future capital market disruptions.

AE’s and AE Supply’s revolving credit facilities currently are well-diversified, including more than 20 lenders at December 31, 2008. Allegheny currently anticipates that these lenders will participate in future requests for funding. However, there can be no assurance that further deterioration in the credit markets and overall economy will not affect the ability of Allegheny’s lenders to meet their funding commitments. Additionally, Allegheny’s lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated to the extent that consolidation of the commitments under Allegheny’s facilities or among its lenders occurs.

Allegheny’s leverage could adversely affect its ability to operate successfully and meet contractual obligations.

Although Allegheny has reduced debt significantly since 2003, Allegheny still has substantial leverage. At December 31, 2008, Allegheny had approximately $4.2 billion of debt on a consolidated basis. Approximately

$1.9 billion represented debt of AE Supply and AGC, $90 million represented debt of TrAIL Company, and the remainder constituted debt of one or more of the Distribution Companies or their subsidiaries.

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

A downgrade or negative outlook in Allegheny’s credit ratings could increase its financing costs and the cost of maintaining certain contractual relationships.

Allegheny cannot be assured that any of its current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in the agency’s judgment, circumstances in the future so warrant. Among other reasons, Allegheny’s credit ratings may change as a result of the differing methodologies used by various rating agencies or as a result of changes to those methodologies. Any downgrade or negative outlook in Allegheny’s credit ratings may increase its financing costs and the cost of maintaining certain contractual relationships. Among other things, if Allegheny’s credit ratings were to decline, it would likely be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties, which would have a negative impact on Allegheny’s liquidity. Thus, a downgrade or negative outlook in Allegheny’s credit ratings may have an adverse effect on its business, results of operations, cash flows and financial condition.

AE has no income or cash flow apart from dividends paid or other obligations due it from its subsidiaries.

AE is a holding company and has no operations of its own. As a result, its ability to meet its financial obligations associated with its indebtedness and to pay dividends on its common stock is primarily dependent upon the earnings and cash flow of its operating subsidiaries and their ability to pay dividends or make other distributions to, or repay loans from, AE. AE’s subsidiaries are distinct entities that have no obligations to make dividends or other distributions to AE, and their ability to do so is contingent upon their respective earnings and a number of other business considerations, including in some circumstances regulatory constraints.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Substantially all of Monongahela’s, Potomac Edison’s and West Penn’s properties are held subject to the lien of indentures securing their first mortgage bonds. Some of AE Supply’s properties are subject to liens of various relative priorities securing debt obligations. Specifically, certain of the properties and other assets owned by AE Supply and Monongahela that were financed by solid waste disposal and pollution control notes are subject to liens securing the obligations under those notes.

In many cases, the properties of Monongahela, Potomac Edison, West Penn and other AE subsidiaries may be subject to certain reservations, minor encumbrances and title defects that do not materially interfere with their use. The indenture under which AGC’s unsecured debentures are issued prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures are contemporaneously secured equally and ratably with all other debt secured by the lien. Most T&D lines, some substations and switching stations and some ancillary facilities at generation facilities are on lands of others, in some cases by sufferance but, in most instances, pursuant to leases, easements, rights-of-way, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases, no examination of titles has been made as to lands on which T&D lines and substations are located. Each of the Distribution Companies possesses the power of eminent domain with respect to its public utility operations. See “Business—Electric Facilities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, “Capitalization and Short-Term Debt” to the Consolidated Financial Statements.

Allegheny’s principal corporate headquarters is located in Greensburg, Pennsylvania, in a building that is owned by West Penn. Allegheny also has a corporate center located in Fairmont, West Virginia, in a building owned by Monongahela. Other ancillary offices exist throughout the Distribution Companies’ service territories. Additionally, Allegheny expects to begin construction in 2009 of a facility to be located in Fairmont, West Virginia that will serve as the center for Allegheny’s multi-state transmission functions.

ITEM 3.    LEGAL PROCEEDINGS

Allegheny is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. Allegheny cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to SFAS 5, management provides for estimated losses to the extent that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses may have an adverse effect on Allegheny’s results of operations, cash flows and financial condition.

Nevada Power Contracts

On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the FERC against AE Supply seeking action by the FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint. On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not decide whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County, NPC and other parties filed petitions for review of the FERC’s June 26, 2003 order with the United States Court of Appeals for the Ninth Circuit (the “NPC Petitions”). The NPC Petitions were consolidated in the Ninth Circuit. On December 19, 2006, the Ninth Circuit issued an opinion remanding the case to the FERC to determine, in accordance with the guidance set forth in the Ninth Circuit’s opinion, whether the FERC utilized the appropriate standard of review in deciding various claims, including NPC’s complaint. On May 3, 2007, AE Supply and others filed a petition to appeal the Ninth Circuit’s ruling to the United States Supreme Court. On June 26, 2008, the United States Supreme Court issued an opinion that rejected the Ninth Circuit’s reasoning, with instructions that the case be remanded to the FERC for amplification or clarification of its findings on two issues set forth in the opinion. The case has been remanded to the FERC, and the FERC issued an order on December 18, 2008 that provides for a paper hearing on the two issues identified by the United States Supreme Court, with initial filings due within 90 days and reply submissions within 90 days thereafter. However, the order holds those deadlines in abeyance, contingent upon settlement discussions between the parties, and a subsequent order lifting that stay has not been entered.

Allegheny intends to vigorously defend against this action but cannot predict its outcome.

Claim by California Parties

On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement demand to AE Supply in the amount of approximately $190 million was made in the context of mediation efforts by the FERC and the United States Court of Appeals for the Ninth Circuit in pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit has since remanded one of those proceedings to the FERC, which arises out of claims previously filed with the FERC by the California Attorney General on behalf of certain California parties against various sellers in the California wholesale power market, including AE Supply (the Lockyer case). The FERC issued an order on October 6, 2008 regarding the scope of those remand proceedings that expanded the relevant time period for the remand proceedings through June 20, 2001. AE Supply engaged in trading activity during the time period now covered by this remand order.

Allegheny intends to vigorously defend against these claims but cannot predict their outcome.

United Coals

On April 28, 2008, United Coals, Inc. (“United Coals”) initiated a lawsuit in the Circuit Court of Harrison County, West Virginia against AE Supply, Monongahela and Allegheny Energy Service Corporation. United Coals claimed that it was owed approximately $1.4 million for coal previously delivered under the terms of a long term coal supply agreement (the “Agreement”) and also sought to terminate the Agreement. Allegheny denied that United Coals was entitled to any of the relief sought and filed counterclaims to enforce the terms of the Agreement and recover damages. The parties subsequently entered into a global resolution of their dispute under which United Coals will continue to supply coal to Allegheny, and the case was dismissed with prejudice on November 10, 2008.

Environmental Matters

In addition to the matters described above, Allegheny is involved in litigation relating to compliance with certain environmental laws and regulations. See “Environmental Matters.”

Ordinary Course of Business

AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business. Allegheny is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

AE’s common stock is publicly traded. “AYE” is the trading symbol for AE’s common stock on the New York Stock Exchange. As of February 18, 2009, there were 18,072 holders of record of AE’s common stock. The table below shows the high and low sales prices of AE’s common stock in composite trading for the periods indicated:

	2008		2007
	High	Low	High	Low
1st Quarter	$64.75	$45.46	$50.25	$44.28
2nd Quarter	$55.98	$49.38	$56.13	$48.67
3rd Quarter	$51.14	$33.94	$57.30	$48.18
4th Quarter	$36.61	$23.86	$65.48	$52.37

In 2008, AE declared cash dividends of $0.15 per share on its common stock that were payable on March 24, June 23, September 29 and December 29, 2008, to shareholders of record on March 10, June 9, September 15 and December 15, 2008, respectively. In the fourth quarter of 2007, AE declared a cash dividend of $0.15 per share on its common stock that was payable on December 17, 2007 to AE’s shareholders of record on December 3, 2007. AE did not pay any dividends on its common stock during the first three quarters of 2007.

The amount and timing of dividends payable on AE’s common stock are within the sole discretion of AE’s Board of Directors. The Board of Directors reviews the dividend rate periodically in light of Allegheny’s financial position and results of operations, legislative and regulatory developments affecting Allegheny and the industry in general, overall market conditions and any other factors that the Board of Directors deems relevant. See Note 15, “Dividend Restrictions” to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Year ended December 31,	2008	2007	2006	2005	2004
(In millions, except per share amounts)
Operating revenues	$3,385.9	$3,307.0	$3,121.5	$3,037.9	$2,756.1
Operating expenses	$2,576.4	$2,489.7	$2,389.2	$2,501.1	$2,166.9
Operating income	$809.5	$817.3	$732.3	$536.8	$589.2
Income from continuing operations	$395.4	$412.2	$318.7	$75.1	$129.7
Income (loss) from discontinued operations, net of tax	$—	$—	$0.6	$(6.1)	$(440.3)
Net income (loss)	$395.4	$412.2	$319.3	$63.1	$(310.6)
Income (loss) per share:
Income from continuing operations
—basic	$2.35	$2.48	$1.94	$0.48	$1.00
—diluted	$2.33	$2.43	$1.89	$0.47	$0.99
Loss from discontinued operations, net of tax
—basic	$—	$—	$—	$(0.04)	$(3.40)
—diluted	$—	$—	$—	$(0.04)	$(2.82)
Net income (loss)
—basic	$2.35	$2.48	$1.94	$0.40	$(2.40)
—diluted	$2.33	$2.43	$1.89	$0.40	$(1.83)
Dividends declared per share	$0.60	$0.15	$—	$—	$—
Short-term debt	$—	$10.0	$—	$—	$—
Long-term debt due within one year	93.8	95.4	201.2	477.2	385.1

Total current debt	$93.8	$105.4	$201.2	$477.2	$385.1

Long-term debt	$4,115.9	$3,943.9	$3,384.0	$3,624.5	$4,540.8
Capital leases	39.5	38.8	26.0	16.4	23.8

Total long-term obligations	$4,155.4	$3,982.7	$3,410.0	$3,640.9	$4,564.6

Total assets	$10,811.0	$9,906.6	$8,552.4	$8,558.8	$9,045.1

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

The Delivery and Services Segment

The principal companies and operations in Allegheny’s Delivery and Services segment include the following:

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

•

Monongahela conducts an electric T&D business in northern West Virginia. Monongahela also owns generation assets, which are included in the Generation and Marketing Segment. Monongahela conducted electric T&D operations in Ohio until it sold the assets related to that operation on December 31, 2005. Monongahela agreed to sell power at a fixed price to Columbus Southern Power Company (“Columbus Southern”), the purchaser of its electric T&D operations in Ohio, to serve Monongahela’s former Ohio customers until May 31, 2007.

•	Potomac Edison operates an electric T&D system in portions of West Virginia, Maryland and Virginia.

•	West Penn operates an electric T&D system in southwestern, south-central and northern Pennsylvania.

•	TrAIL Company was formed in 2006 in connection with the management and financing of transmission expansion projects, including the TrAIL Project.

•

PATH, LLC was formed in 2007 by Allegheny and a subsidiary of AEP in connection with the management and financing of the PATH Project. PATH, LLC is a series limited liability company. The “West Virginia Series” is owned equally by Allegheny and a subsidiary of AEP. The “Allegheny Series” is 100% owned by Allegheny.

The Generation and Marketing Segment

The principal companies and operations in Allegheny’s Generation and Marketing segment include the following:

•

AE Supply owns, operates and manages electric generation facilities. AE Supply also purchases and sells energy and energy-related commodities. AE Supply markets its electric generation capacity to various customers and markets. Currently, the majority of AE Supply’s normal operating capacity is committed to supplying certain obligations of West Penn and Potomac Edison.

•

Monongahela’s West Virginia generation assets are included in the Generation and Marketing segment. Monongahela’s Generation and Marketing segment’s normal operating capacity supplies Monongahela’s Delivery and Services segment. In addition, Monongahela has a contractual obligation to supply generation to meet Potomac Edison’s load obligations in West Virginia.

•

AGC is owned approximately 59% by AE Supply and approximately 41% by Monongahela. AGC’s sole asset is a 40% undivided interest in the Bath County, Virginia pumped-storage hydroelectric generation facility and its connecting transmission facilities. All of AGC’s revenues are derived from sales of its 1,084 MW share of generation capacity from the Bath County generation facility to AE Supply and Monongahela.

All of Allegheny’s generation facilities are located within the PJM market, and all of the power that the Generation and Marketing segment generates is sold into the PJM market. To facilitate the economic dispatch of generation, AE Supply and Monongahela sell power into the competitive wholesale energy market operated by PJM and purchase power from the PJM market to meet their obligations to supply power. For more information regarding Allegheny’s business and the segments and subsidiaries discussed above, see “Business.”

Intersegment Services

AESC is a service company for AE that employs substantially all of the Allegheny personnel who provide services to AE and its subsidiaries, including AE Supply, AGC, the Distribution Companies, TrAIL Company, PATH, LLC and their respective subsidiaries. These companies reimburse AESC at cost for services provided to them by AESC’s employees. AESC had 4,455 employees as of December  31, 2008.

Key Indicators and Performance Factors

The Delivery and Services Segment

Allegheny monitors the financial and operating performance of its Delivery and Services segment using a number of indicators and performance statistics, including the following:

Revenue per megawatt-hour (“MWh”) sold.  This measure is calculated by dividing total revenues from retail sales of electricity by total MWhs sold to retail customers. Revenue per MWh sold was as follows:

	2008	2007	2006
Revenue per MWh sold	$60.35	$59.64	$58.62

Operations and maintenance costs (“O&M”).  Management closely monitors and manages O&M in absolute terms, as well as in relation to total MWhs sold. O&M per MWh sold was as follows:

	2008	2007	2006
O&M per MWh sold	$8.04	$7.63	$7.97

Capital expenditures.  Management prioritizes and manages capital expenditures to meet operational needs and regulatory requirements within available cash flow constraints.

Retail electricity sales.  The following table provides retail electricity sales information.

	Normal	2008	2007	2006	2008 Change	2007 Change
Retail electricity sales (million kWhs)	N/A	44,192	44,901	43,178	(1.6)%	4.0%
HDD (a)	5,558	5,324	5,144	4,861	3.5%	5.8%
CDD (a)	807	772	1,032	781	(25.2)%	32.1%

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

Equivalent Availability Factor (“EAF”).  The EAF measures the percentage of time that a given amount of MWs from a generation unit is available to generate electricity if called upon in the marketplace. A unit’s availability is commonly less than 100%, primarily as a result of scheduled outages for planned maintenance or unplanned outages and derates. The EAF is calculated based upon availability data reported to FERC and PJM. Allegheny monitors the EAF by individual unit, as well as by various unit groupings. One such grouping is all “supercritical” units. A supercritical unit utilizes steam pressure in excess of 3,200 pounds per square inch, which enables these units to be larger and more efficient than other generation units. Fort Martin, Harrison, Hatfield’s Ferry and Pleasants are supercritical generation facilities that have supercritical units. These units generally operate at high capacity for extended periods of time.

Station operations and maintenance costs (“Station O&M”).  Station O&M includes base, operations and special maintenance costs. Base and operations costs consist of normal recurring expenses related to the on-going operation of the generation facility. Special maintenance costs include costs associated with outage-related maintenance and projects that relate to all of the generation facilities.

kWhs generated, EAF and Station O&M.  The following table shows kWhs generated, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station, EAFs and Station O&M related to the Generation and Marketing segment:

	2008	2007	2006	2008 Change	2007 Change
Supercritical Units:
kWhs generated (in millions)	39,550	39,043	39,813	1.3%	(1.9)%
EAF	87.5%	83.2%	84.3%	4.3%	(1.1)%
Station O&M (in millions):
Base and operations	$105.2	$104.0	$100.8	1.2%	3.2%
Special maintenance	52.5	83.8	79.2	(37.4)%	5.8%

Total Station O&M	$157.7	$187.8	$180.0	(16.0)%	4.3%

All Generation Units:
kWhs generated (in millions)	46,601	48,235	48,606	(3.4)%	(0.8)%
EAF	86.8%	83.9%	86.8%	2.9%	(2.9)%
Station O&M (in millions):
Base and operations	$164.3	$161.6	$158.6	1.7%	1.9%
Special maintenance	69.7	96.3	91.3	(27.6)%	5.5%

Total Station O&M	$234.0	$257.9	$249.9	(9.3)%	3.2%

Primary Factors Affecting Allegheny’s Performance

The principal business, economic and other factors that affect Allegheny’s operations and financial performance include:

•	rate regulation and other regulatory policies,

•	plant availability, capacity, dispatch and maintenance,

•	weather conditions,

•	demand and market prices for power,

•

cost of fuel, including but not limited to the cost of both natural gas and coal and emission allowances and the lime, urea and other materials necessary for the functioning of certain pollution controls,

•	wholesale commodity and capacity prices,

•	PJM market, rules and policies,

•	availability and access to liquidity and changes in interest rates,

•	environmental compliance costs and related capital expenditures and

•	labor costs.

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

Regulatory Accounting:  The Distribution Companies, TrAIL Company and PATH, LLC are subject to regulations that set the rates that they are permitted to charge customers. These rates are based on costs that the applicable regulatory agencies determine that the Distribution Companies, TrAIL Company and PATH, LLC are permitted to recover. At times, regulators permit the future recovery through rates of incurred costs that would otherwise be charged to expense by an unregulated company. At times, regulators may also allow the collection of amounts in rates for costs expected to be incurred in the future or may require that amounts collected be set aside for a specific purpose or be credited or refunded to customers in the future. This ratemaking process often results in the recording of regulatory assets and liabilities based on estimated future cash inflows and outflows under regulatory guidelines and orders. Allegheny regularly reviews its regulatory assets and liabilities, including the estimates and assumptions on which they have been recorded and related regulatory interpretations.

Excess of Cost Over Net Assets Acquired (Goodwill):  Recorded goodwill is tested for impairment at least annually, and more frequently upon indication of possible impairment. The first phase of a goodwill impairment test involves comparison of reporting unit fair value to the carrying value of the reporting unit that has been assigned goodwill. This testing requires the use of estimates, assumptions and other inputs to determine the fair value of reporting units using both a discounted cash flow approach and a market-based valuation approach. These estimates, assumptions and other inputs involve the use of judgment, and changes in these inputs can significantly impact the estimated reporting unit fair value. Allegheny’s estimated reporting unit fair values at each testing date during 2006 through 2008 exceeded the reporting unit carrying values by a significant margin.

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

Long-Lived Asset Impairment Review:  Allegheny’s Consolidated Balance Sheets include significant long-lived assets that are not subject to recovery under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, (“SFAS 71”). Allegheny’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. If the carrying amount of the asset exceeds the expected undiscounted future cash flows to be generated by the asset, an impairment loss is recognized, and the asset is written down to its fair value. Allegheny did not record any impairment charges during 2008 and 2007.

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

Fair values for exchange-traded instruments, principally futures and certain options, are based on actively quoted market prices. Fair values are subject to change in the near term and reflect management’s best estimate based on various factors. In establishing the fair value of commodity contracts that do not have quoted prices, such as physical contracts and FTRs, over-the-counter options and swaps, management uses available market data and pricing models to estimate fair values. Estimating the fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

Allegheny has netting agreements with various counterparties. These agreements provide the right to set off amounts due from or to the counterparty. In cases in which these netting agreements are in place, Allegheny records the fair value of derivative assets and liabilities and of accounts receivable and accounts payable with each counterparty on a net basis. In addition, FTR assets and obligations are recorded on a net basis. Cash flows associated with derivative contracts are recorded in cash flows from operating activities. See Note 12, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for additional details regarding energy transaction activities.

Income Taxes:  Allegheny is subject to income taxes in the United States and in various state jurisdictions. Significant judgment is required in evaluating tax positions and determining the provisions for income taxes. Allegheny establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. Allegheny adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Effective January 1, 2007, Allegheny adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes an approach to recognizing and measuring uncertain tax positions. See Note 6, “Income Taxes” to the Consolidated Financial Statements for additional information.

Stock-Based Compensation:  Allegheny accounts for stock-based compensation under the provisions of SFAS No. 123R “Accounting for Stock-Based Compensation,” (“SFAS 123R”). Share-based payments are generally measured at fair value on the date of grant and are expensed over the requisite service period. The determination of grant date fair value requires the use of judgment based on historical information as well as future expectations. In addition, the estimates of stock-based awards that will ultimately vest requires judgment, and actual results or updated estimates may differ from current estimates. See Note 9, “Stock-Based Compensation” to the Consolidated Financial Statements for additional information.

Accounting for Pensions and Postretirement Benefits Other Than Pensions:  There are a number of significant estimates and assumptions involved in determining Allegheny’s pension and other postretirement benefit (“OPEB”) obligations and costs each period, such as employee demographics, discount rates, expected rates of return on plan assets, estimated rates of future compensation increases, medical inflation and the fair value of plan assets. Changes made to provisions for pension or other postretirement benefit plans may also affect current and future pension and OPEB costs. Allegheny believes that its assumptions are supported by historical data and reasonable projections, and its projections are reviewed annually with an outside actuarial firm. See Note 10, “Pension Benefits and Postretirement Benefits Other Than Pensions” to the Consolidated Financial Statements for additional information concerning these assumptions.

Allegheny determines its discount rate assumptions through the use of a cash flow matching process in which the timing and amount of estimated benefit cash flows for each benefit plan are matched with an interest rate curve applicable to the returns of high quality corporate bonds over the expected benefit payment period to determine an overall effective discount rate. The interest rate curve used in this process is based primarily on the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve.

Allegheny’s general approach for determining the overall expected long-term rate of return on assets considers historical and expected future asset returns, the current and future targeted asset mix of the plan assets, historical and future expected real rates of return for equities and fixed income securities and historical and expected inflation statistics. The following table shows the effect that a one percentage point increase or decrease in the discount rate on plan assets for 2008 would have on Allegheny’s pension and OPEB obligations and costs:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Change in the discount rate:
Pension and OPEB obligation	$(143.6)	$173.8
Net periodic pension and OPEB cost	$(12.5)	$14.6
Change in expected rate of return on plan assets:
Net periodic pension and OPEB cost	$(9.6)	$9.6

Contingencies:  Allegheny regularly reviews and assesses the likelihood of losses relating to environmental, legal and other contingencies and accrues a liability for matters for which it believes that a loss is probable if the probable loss can be estimated. See Note 26, “Commitments and Contingencies” to the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Income Summary

(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total
2008
Operating revenues	$2,846.7	$2,279.2	$(1,740.0)	$3,385.9
Fuel	—	1,080.9	—	1,080.9
Purchased power and transmission	2,023.8	103.9	(1,732.1)	395.6
Deferred energy costs, net	7.3	(71.0)	—	(63.7)
Operations and maintenance	355.5	327.2	(7.9)	674.8
Depreciation and amortization	162.2	111.7	—	273.9
Taxes other than income taxes	141.8	73.1	—	214.9

Total operating expenses	2,690.6	1,625.8	(1,740.0)	2,576.4
Operating income	156.1	653.4	—	809.5
Other income (expense), net	15.1	9.7	(2.5)	22.3
Interest expense	95.9	138.5	(2.5)	231.9

Income before income taxes and minority interest	75.3	524.6	—	599.9
Income tax expense	23.8	180.3	—	204.1
Minority interest in net income of subsidiaries	0.4	—	—	0.4

Net income	$51.1	$344.3	$—	$395.4

2007
Operating revenues	$2,829.2	$2,141.3	$(1,663.5)	$3,307.0
Fuel	—	930.8	—	930.8
Purchased power and transmission	1,939.2	108.1	(1,654.1)	393.2
Deferred energy costs, net	(2.8)	(7.3)	—	(10.1)
Operations and maintenance	342.5	353.9	(9.4)	687.0
Depreciation and amortization	162.4	114.6	—	277.0
Taxes other than income taxes	134.0	77.8	—	211.8

Total operating expenses	2,575.3	1,577.9	(1,663.5)	2,489.7
Operating income	253.9	563.4	—	817.3
Other income (expense), net	16.2	26.8	(6.2)	36.8
Interest expense and preferred dividends	74.0	120.2	(6.2)	188.0

Income before income taxes and minority interest	196.1	470.0	—	666.1
Income tax expense	78.4	172.4	—	250.8
Minority interest in net income of subsidiaries	—	3.1	—	3.1

Net income	$117.7	$294.5	$—	$412.2

(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total
2006
Operating revenues	$2,717.7	$1,834.4	$(1,430.6)	$3,121.5
Fuel	—	842.7	—	842.7
Purchased power and transmission	1,773.0	33.2	(1,423.2)	383.0
Gain on sale of OVEC power agreement and shares	—	(6.1)	—	(6.1)
Deferred energy costs, net	7.6	—	—	7.6
Operations and maintenance	344.0	349.0	(7.4)	685.6
Depreciation and amortization	151.3	121.8	—	273.1
Taxes other than income taxes	122.0	81.3	—	203.3

Total operating expenses	2,397.9	1,421.9	(1,430.6)	2,389.2
Operating income	319.8	412.5	—	732.3
Other income (expense), net	22.2	14.8	(3.0)	34.0
Interest expense and preferred dividends	81.4	193.1	(3.0)	271.5

Income from continuing operations before income taxes and minority interest	260.6	234.2	—	494.8
Income tax expense from continuing operations	80.2	93.3	—	173.5
Minority interest in net income of subsidiaries	—	2.6	—	2.6

Income from continuing operations	180.4	138.3	—	318.7
Income (loss) from discontinued operations, net of tax	(1.0)	1.6	—	0.6

Net income	$179.4	$139.9	$—	$319.3

CONSOLIDATED RESULTS

This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment under the heading “Allegheny Energy, Inc.—Discussion of Segment Results of Operations.”

The following tables reconcile “Income before income taxes and minority interest” for 2007 to 2008 and for 2006 to 2007.

(In millions)
Income before income taxes and minority interest for 2007	$666.1
Increase in operating revenues	78.9
Increase in operating expenses	(86.7)
Decrease in other income (expense), net	(14.5)
Increase in interest expense and preferred dividends of subsidiary	(43.9)

Income before income taxes and minority interest for 2008	$599.9

(In millions)
Income before income taxes and minority interest for 2006	$494.8
Increase in operating revenues	185.5
Increase in operating expenses	(100.5)
Increase in other income (expense), net	2.8
Decrease in interest expense and preferred dividends of subsidiary	83.5

Income before income taxes and minority interest for 2007	$666.1

Operating Revenues

Operating revenues increased $78.9 million for 2008 compared to 2007, primarily due to:

•	an $84.5 million increase relating to higher market prices, including marketing, hedging and energy transacting activities,

•	a $65.8 million increase due to higher generation rates charged to Pennsylvania customers,

•	a $28.5 million increase resulting from unrealized gains related to pipeline capacity economic hedges that did not qualify for hedge accounting,

•	a $26.1 million increase due to increased recoverable expenses and returns on investment that are related to transmission expansion and

•	a $14.3 million increase resulting primarily from increased unrealized gains related to hedge ineffectiveness and economic power sale hedges that did not qualify for hedge accounting.

These operating revenue increases were partially offset by:

•	a $31.5 million decrease due to the May 2007 expiration of a fixed price power supply agreement to serve Monongahela’s former Ohio service territory,

•	a $36.8 million increase in unrealized losses relating to FTRs,

•	a $44.6 million decrease due to the expiration of an earnings benefit related to stranded cost recovery and

•	a $26.7 million decrease due to a 3.4% decrease in total MWhs generated.

See Note 12, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for information regarding the recognition of unrealized gains and losses on FTRs and economic power sale hedges.

Operating revenues increased $185.5 million for 2007 compared to 2006, primarily due to:

•	higher generation rates charged to Pennsylvania customers,

•	higher market prices for power and increased net PJM capacity market revenues,

•	increased revenues related to the collection of the environmental control surcharge from the West Virginia retail customers of Monongahela and Potomac Edison, which began in April 2007 and

•	increased transmission and distribution revenues due to increases in HDD and CDD, increased customer load and the expiration of a Maryland customer choice credit,

•	partially offset by decreased revenues related to a 0.8% reduction in total MWhs generated due to a decrease in supercritical plant availability.

Operating Expenses

Operating expenses increased $86.7 million for 2008 compared to 2007, primarily due to:

•

a $150.1 million increase in fuel expense, primarily due to increased coal expense, partially offset by a decrease in natural gas expense, which are discussed in greater detail in “Discussion of Segment Results of Operations—Generation and Marketing Segment Results,”

•

partially offset by a $53.6 million decrease in deferred energy costs, net, primarily due to the expanded net energy cost (“ENEC”), which is discussed in greater detail in Note 3 “Regulation and Rate Matters” to the Consolidated Financial Statements.

Operating expenses increased $100.5 million for 2007 compared to 2006, primarily due to an $88.1 million increase in fuel expense, primarily resulting from increased coal, natural gas and emission allowance costs, which are discussed in greater detail in “Discussion of Segment Results of Operations—Generation and Marketing Segment Results.”

Other Income (Expense), net

Other income (expense), net decreased $14.5 million for 2008 compared to 2007, primarily due to an $8.4 million gain relating to an exchange transaction involving real estate in La Paz, Arizona that was recorded during 2007, as well as lower interest income resulting from lower average investment balances at lower rates.

Other income (expense), net increased $2.8 million for 2007 compared to 2006, primarily due to an $8.4 million gain relating to an exchange transaction involving real estate in La Paz, Arizona during 2007, partially offset by decreased interest income on investments due to lower average investment balances and decreased premium services.

Interest Expense and Preferred Dividends of Subsidiary

Interest expense and preferred dividends of subsidiary increased $43.9 million for 2008 compared to 2007, primarily due to the reversal of $54.7 million of accrued interest during the fourth quarter of 2007 resulting from the settlement of Allegheny’s litigation with Merrill Lynch, which reduced interest expense for 2007, partially offset by lower interest rates and increased capitalized interest resulting from capital projects that were partially funded using cash from operations. See Note 13, “Acquisition of Minority Interest in AE Supply” to the Consolidated Financial Statements for additional information regarding the settlement with Merrill Lynch.

Interest expense and preferred dividends of subsidiary decreased $83.5 million for 2007 compared to 2006, primarily due to the 2007 reversal of $54.7 million of accrued interest during the fourth quarter of 2007 resulting from the settlement of Allegheny’s litigation with Merrill Lynch, lower average debt outstanding and increased capitalized interest resulting from capital projects that were partially funded using cash from operations, partially offset by increased interest expense as the result of the April 2007 issuance of environmental control bonds. See Note 13, “Acquisition of Minority Interest in AE Supply” to the Consolidated Financial Statements for additional information regarding the settlement with Merrill Lynch.

Income Tax Expense

See Note 6, “Income Taxes” to the Consolidated Financial Statements for a reconciliation of income tax expense to income tax expense calculated at the federal statutory rate of 35%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

Delivery and Services Segment Results

The following table provides retail electricity sales information.

	Normal	2008	2007	2006	2008 Change	2007 Change
Retail electricity sales (million kWhs)	N/A	44,192	44,901	43,178	(1.6)%	4.0%
HDD	5,558	5,324	5,144	4,861	3.5%	5.8%
CDD	807	772	1,032	781	(25.2)%	32.1%

Operating Revenues

Operating revenues were as follows:

(In millions)	2008	2007	2006
Retail electric:
Generation	$1,828.3	$1,813.2	$1,688.0
Transmission	163.7	166.0	160.3
Distribution	675.1	698.9	682.8

Total retail electric	2,667.1	2,678.1	2,531.1
Transmission services and bulk power	137.9	110.1	150.7
Other affiliated and nonaffiliated energy services	41.7	41.0	35.9

Total operating revenues	$2,846.7	$2,829.2	$2,717.7

Retail electric revenues decreased $11.0 million for 2008 compared to 2007, primarily due to:

•	a $26.1 million decrease in T&D revenues,

•	partially offset by a $15.1 million increase in generation revenues.

T&D revenues decreased primarily due to an $18.0 million reduction in revenues as a result of the West Virginia Rate Order, which decreased T&D base rates charged to the Distribution Companies’ West Virginia customers, as well as a $17.3 million reduction in revenues due to reduced customer consumption, partially offset by a $5.1 million increase in revenue due to the expiration of a Maryland customer choice credit.

Generation revenues increased primarily due to a $65.8 million increase in revenues resulting from higher generation rates charged to Pennsylvania customers, partially offset by a $44.6 million decrease resulting from the expiration of an earnings benefit related to stranded cost recovery, as well as the impact of reduced customer consumption. See Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny” for additional information.

Transmission services and bulk power revenues increased $27.8 million for 2008 compared to 2007, primarily due to:

•

a $33.3 million increase related to the Warrior Run PURPA generation facility output being sold into PJM at market prices effective January 1, 2008, which are higher than prices under a prior fixed price contract and

•	a $26.0 million increase in transmission revenue, primarily due to increased recoverable expenses and return on investment that are related to transmission expansion,

•	partially offset by a $31.5 million decrease due to the May 2007 expiration of a fixed price power supply agreement to serve Monongahela’s former Ohio service territory.

Retail electric revenues increased $147.0 million for 2007 compared to 2006, primarily due to:

•	a $125.2 million increase in generation revenues and

•	a $21.8 million increase in T&D revenues.

Generation revenues increased primarily due to a $52.0 million increase resulting from higher generation rates charged to Pennsylvania customers, a $15.5 million increase resulting from higher market rates for commercial and industrial customers in Maryland, a $21.1 million increase from the West Virginia Rate Order, which approved an increase in generation rates charged to the Distribution Companies’ West Virginia customers, and a $29.4 million increase due to increased customer load attributable to increases in HDD and CDD.

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

Operating Expenses

Purchased Power and Transmission:  Purchased power and transmission represents the Distribution Companies’ power purchases from other companies (including AE Supply, Monongahela and other third-party suppliers), as well as purchases from qualifying facilities under PURPA. Purchased power and transmission consisted of the following items:

(In millions)	2008	2007	2006
Other purchased power and transmission	$1,868.3	$1,780.9	$1,569.2
From PURPA generation	155.5	158.3	203.8

Purchased power and transmission	$2,023.8	$1,939.2	$1,773.0

West Penn and Potomac Edison currently have power purchase agreements with AE Supply, under which AE Supply provides West Penn and Potomac Edison with the majority of the power necessary to meet their load obligations. Potomac Edison purchases the power necessary to service its West Virginia customers from Monongahela’s Generation and Marketing segment at a prorated share of overall Monongahela generation costs and associated revenue. Through December 31, 2006, Potomac Edison had a power purchase agreement with AE Supply under which AE Supply provided Potomac Edison with the power necessary to meet its West Virginia load obligation at a fixed rate. In connection with the Asset Swap, Monongahela assumed the obligation to supply power to serve Potomac Edison’s West Virginia load. Effective with the institution, under the May 2007 West Virginia Rate Order, of the ENEC method of recovering net power supply costs for Allegheny’s West Virginia service territory, the amount charged to Potomac Edison reflects the adjustment for over and/or under recovery. See Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny” for additional information.

Through December 31, 2006, to facilitate the economic dispatch of its generation, Monongahela sold the power that it generated from its West Virginia jurisdictional assets to AE Supply at PJM market prices and purchased from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load. Effective January 1, 2007, Monongahela began selling the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchasing from the PJM market the power necessary to serve its West Virginia jurisdictional customer load and meet its contractual obligations. The net revenue from these PJM purchases and sales is reflected in wholesale and other revenues, net within the Generation and Marketing segment.

Other purchased power and transmission increased $87.4 million for 2008 compared to 2007, primarily due to:

•

a $65.8 million increase due to higher generation rates charged to Pennsylvania customers, which is passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply and

•

a $62.7 million increase due to new power sales agreements in Virginia between AE Supply and Potomac Edison at market-based rates, the first of which was effective as of July 1, 2007 (see Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny” for additional information),

•	partially offset by a $21.7 million decrease due to the expiration in May 2007 of a fixed price supply agreement to serve Monongahela’s former Ohio service territory.

Purchased power and transmission from PURPA decreased $2.8 million for 2008 compared to 2007, primarily due to an $11.6 million decrease in purchased power from PURPA generation facilities due to increased outages at PURPA facilities.

Other purchased power and transmission increased $211.7 million for 2007 compared to 2006, primarily due to:

•

a $74.9 million increase due to increased purchased power volume, primarily as a result of increases in HDD and CDD, increased customer load and the decrease in purchased power from PURPA generation, primarily as a result of a January 1, 2007 transfer of Monongahela’s PURPA contracts from the Delivery and Services segment to the Generation and Marketing segment, which caused a corresponding increase in other purchased power and transmission,

•

a $60.8 million increase due to new power sales agreements in Virginia between AE Supply and Potomac Edison at market-based rates, the first of which was effective as of July 1, 2007 (see Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny” for additional information),

•

a $52.0 million increase, primarily due to a net increase in the price of purchased power from AE Supply for Pennsylvania customers, which is passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•

a $33.9 million increase, primarily due to Potomac Edison purchasing its power from Monongahela to serve its West Virginia customers effective January 1, 2007 at a prorated share of overall Monongahela generation costs and associated revenue as discussed above (Monongahela’s revenues relating to this agreement are included in the Generation and Marketing segment) and

•

a $17.7 million increase due to the West Virginia Rate Order, which approved an increase in generation rates charged to customers (resulting in greater costs to the Delivery and Services segment and greater revenues to the Generation and Marketing segment),

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

Deferred Energy Costs, net:  Deferred energy costs, net represent the deferral of certain energy costs from the period in which they were incurred to the period in which such costs are recovered in rates. Deferred energy costs related to the following:

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

Market-based Generation Costs.  Potomac Edison is authorized by the Maryland PSC to recover the costs of the generation component of power sold to certain commercial and industrial customers who did not choose a third-party alternative generation provider. A regulatory asset or liability is recorded on Potomac Edison’s balance sheet relative to any under-recovery or over-recovery for the generation component of costs charged to Maryland commercial and industrial customers. Deferred energy costs, net relate, in part, to the recovery from or payment to customers related to these generation costs, to the extent amounts paid for generation costs differ from prices currently charged to customers. In addition, under an order of the Virginia SCC, Potomac Edison was granted a rate adjustment subject to hearing and refund to recover a portion of its increased purchased power costs. The order directed Potomac Edison to defer any under- or over-recovery of purchased power costs approved. See Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny” for additional information.

Deferred energy costs, net were as follows:

(In millions)	2008	2007	2006
AES Warrior Run PURPA generation	$9.3	$(2.4)	$5.9
Market-based generation and other costs	(2.0)	(0.4)	1.7

Deferred energy costs, net	$7.3	$(2.8)	$7.6

The $10.1 million change in deferred energy costs, net for 2008 compared to 2007 represents a net increase in expense, primarily related to the over-recovery of net costs related to the AES Warrior Run PURPA generation facility.

The $10.4 million change in deferred energy costs, net for 2007 compared to 2006 represents a net credit to expense, primarily related to the under-recovery of net costs related to the AES Warrior Run PURPA generation facility and decreased deferred market-based Maryland generation costs.

Operations and Maintenance:  Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

(In millions)	2008	2007	2006
Operations and maintenance	$355.5	$342.5	$344.0

Operations and maintenance expenses increased $13.0 million for 2008 compared to 2007, primarily due to:

•	an $8.8 million increase in right-of-way vegetation expense resulting from increased maintenance activities and storm activity and

•	a $5.3 million increase in labor, overhead and benefits expense.

Operations and maintenance expenses decreased $1.5 million for 2007 compared to 2006, primarily due to:

•	a $9.8 million decrease in contractor services and

•	a $2.9 million decrease in insurance expense, primarily due to reduced claim reserves,

•

partially offset by a $5.5 million increase in labor and overhead expense and a $5.2 million increase in outside services expense, primarily due to a $4.6 million contingent fee relating to a consulting project and increased legal fees.

Depreciation and Amortization:  Depreciation and amortization expenses were as follows:

(In millions)	2008	2007	2006
Depreciation and amortization	$162.2	$162.4	$151.3

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

Taxes Other Than Income Taxes:  Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes, gross receipts taxes and property taxes. Taxes other than income taxes were as follows:

(In millions)	2008	2007	2006
Taxes other than income taxes	$141.8	$134.0	$122.0

Taxes other than income taxes increased $7.8 million for 2008 compared to 2007, primarily due to an increase in gross receipts tax, resulting from an increase in Pennsylvania taxable regulated utility revenues and an increased Pennsylvania tax rate.

Taxes other than income taxes increased $12.0 million for 2007 compared to 2006, primarily due to:

•	a $7.3 million increase, primarily due to tax benefits recorded during 2006 as a result of the conclusion of a tax audit and

•	a $7.0 million increase in gross receipts tax, primarily due to increased taxable revenues in Pennsylvania.

Other Income (Expense), net

Other income (expense), net was as follows:

(In millions)	2008	2007	2006
Other income (expense), net	$15.1	$16.2	$22.2

Other income (expense), net decreased $1.1 million for 2008 compared to 2007, primarily due to decreased interest income on investments resulting from lower investment balances and interest rates.

Other income (expense), net decreased $6.0 million for 2007 compared to 2006, primarily due to a $2.7 million decrease in interest income on investments resulting from lower investment balances and a $2.4 million decrease related to premium services.

Interest Expense and Preferred Dividends of Subsidiary

Interest expense and preferred dividends of subsidiary were as follows:

(In millions)	2008	2007	2006
Interest expense	$95.9	$73.6	$80.7
Preferred dividends of subsidiary	—	0.4	0.7

Interest expense and preferred dividends of subsidiary	$95.9	$74.0	$81.4

Interest expense and preferred dividends of subsidiary increased $21.9 million for 2008 compared to 2007, primarily due to the December 2007 issuance of $275 million of first mortgage bonds by West Penn and the December 2008 issuance of $300 million of first mortgage bonds by Monongahela. See Note 7, “Capitalization and Short-Term Debt,” to the Consolidated Financial Statements for additional information.

Interest expense and preferred dividends decreased $7.4 million for 2007 compared to 2006, primarily due to lower average debt outstanding and the write-off of prior deferred financing costs during 2006 that did not recur during 2007.

Income Tax Expense

The effective tax rate for 2008 was 31.5%. Income tax expense for 2008 was lower than the income tax expense calculated at the federal statutory rate of 35%, primarily due to consolidated tax savings, which reduced the rate by 2.2%, changes in tax reserves related to uncertain tax positions, which decreased the rate by 9.8%, and amortization of investment tax credit, which decreased the rate by 2.5%, partially offset by the rate making effects of depreciation that increased the rate by 8.5% and state income taxes that increased the rate by 3.1%.

The effective tax rate for 2007 was 39.9%. Income tax expense for 2007 was higher than the income tax expense calculated at the federal statutory rate of 35%, primarily due to state taxes that increased the rate by 2.3%, rate making effects of depreciation that increased the rate by 3.0% and changes in tax reserves related to uncertain tax positions that increased the rate by 1.4%, partially offset by consolidated tax savings and amortization of investment tax credit that reduced the rate by 1.8%.

The effective tax rate for 2006 was 30.7%. Income tax expense for 2006 was lower than the income tax expense calculated at the federal statutory rate of 35%, primarily due to the Delivery and Services segment’s share of consolidated tax savings, which decreased the rate by 2.1%, and benefits due to the resolution of federal and state tax audit issues, which decreased the rate by 3.5%.

Transmission Expansion

The Delivery and Services segment includes the results of TrAIL Company and PATH, LLC. The combined results of operations for TrAIL Company and PATH, LLC are as follows:

Income Summary

(In millions)	2008	2007
Operating revenues	$34.5	$7.9
Operating income	$20.2	$2.1
Income before income taxes and minority interest	$18.8	$3.2
Net income	$11.0	$2.4

TrAIL Company and PATH, LLC are subject to the jurisdiction of FERC for the recovery of rates through PJM. FERC has approved the use of a formula rate methodology for recovery of all prudently incurred expenses and a return on debt and equity on all capital expenditures in connection with TrAIL and PATH based on a hypothetical capital structure, until the transmission facilities are placed into service. Therefore, revenues and operating income are expected to increase as the projects move forward from the planning and approval stages through development and construction.

TrAIL Company and PATH, LLC began recognizing revenue on January 1, 2007 and March 1, 2008, respectively, based on allowable costs incurred and return earned. See Note 4, “Transmission Expansion,” Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny,” for more information regarding TrAIL and PATH.

The Generation and Marketing Segment

The Generation and Marketing segment includes Allegheny’s power generation operations. The Generation and Marketing segment is comprised of two components: an unregulated component consisting of AE Supply’s power generation and marketing operations and a regulated component consisting of Monongahela’s regulated West Virginia generation operations.

The unregulated, regulated and consolidated Generation and Marketing segment income (loss) summary is as follows:

(In millions)	Unregulated	Regulated	Eliminations	Total
2008
Operating revenues	$1,792.9	$532.7	$(46.4)	$2,279.2
Fuel	793.4	287.5	—	1,080.9
Purchased power and transmission	30.3	120.0	(46.4)	103.9
Deferred energy costs, net	—	(71.0)	—	(71.0)
Operations and maintenance	223.1	104.3	(0.2)	327.2
Depreciation and amortization	94.2	19.6	(2.1)	111.7
Taxes other than income taxes	47.6	25.5	—	73.1

Total operating expenses	1,188.6	485.9	(48.7)	1,625.8
Operating income	604.3	46.8	2.3	653.4
Other income (expense), net	7.9	13.6	(11.8)	9.7
Interest expense	99.9	38.8	(0.2)	138.5

Income before income taxes and minority interest	512.3	21.6	(9.3)	524.6
Income tax expense	179.1	1.0	0.2	180.3
Minority interest in net income of subsidiaries	9.5	—	(9.5)	—

Net income	$323.7	$20.6	$—	$344.3

(In millions)	Unregulated	Regulated	Eliminations	Total
2007
Operating revenues	$1,626.0	$559.6	$(44.3)	$2,141.3
Fuel	661.7	269.1	—	930.8
Purchased power and transmission	33.5	118.8	(44.2)	108.1
Deferred energy costs, net	—	(7.3)	—	(7.3)
Operations and maintenance	245.2	108.3	0.4	353.9
Depreciation and amortization	89.9	27.0	(2.3)	114.6
Taxes other than income taxes	49.8	28.0	—	77.8

Total operating expenses	1,080.1	543.9	(46.1)	1,577.9
Operating income	545.9	15.7	1.8	563.4
Other income (expense), net	24.2	15.1	(12.5)	26.8
Interest expense and preferred dividends	87.2	33.2	(0.2)	120.2

Income (loss) before income taxes and minority interest	482.9	(2.4)	(10.5)	470.0
Income tax expense (benefit)	176.9	(4.0)	(0.5)	172.4
Minority interest in net income of subsidiaries	13.1	—	(10.0)	3.1

Net income	$292.9	$1.6	$—	$294.5

(In millions)	Unregulated	Regulated	Eliminations	Total
2006
Operating revenues	$1,498.5	$401.1	$(65.2)	$1,834.4
Fuel	664.7	178.0	—	842.7
Purchased power and transmission	9.0	89.2	(65.0)	33.2
Gain on sale of OVEC power agreement and shares	(6.1)	—	—	(6.1)
Operations and maintenance	272.9	75.5	0.6	349.0
Depreciation and amortization	86.8	35.0	—	121.8
Taxes other than income taxes	60.5	20.8	—	81.3

Total operating expenses	1,087.8	398.5	(64.4)	1,421.9
Operating income	410.7	2.6	(0.8)	412.5
Other income (expense), net	3.5	9.3	2.0	14.8
Interest expense and preferred dividends	176.0	17.1	—	193.1

Income (loss) from continuing operations before income taxes and minority interest	238.2	(5.2)	1.2	234.2
Income tax expense from continuing operations	84.2	2.2	6.9	93.3
Minority interest in net income of subsidiaries	8.3	—	(5.7)	2.6

Income (loss) from continuing operations	145.7	(7.4)	—	138.3
Income from discontinued operations, net of tax	1.6	—	—	1.6

Net income (loss)	$147.3	$(7.4)	$—	$139.9

Generation and Marketing Segment Results

This section is an overview of the Generation and Marketing segment’s consolidated results of operations, which are discussed in greater detail by component under the headings “Unregulated Results” and “Regulated Results.”

The following table provides electricity generation information, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	2008	2007	2006	2008 Change	2007 Change
kWhs generated (in millions)	46,601	48,235	48,606	(3.4)%	(0.8)%

The following tables reconcile “Income before income taxes and minority interest” for 2007 to 2008 and 2006 to 2007.

(In millions)
Income before income taxes and minority interest for 2007	$470.0
Increase in operating revenues	137.9
Increase in operating expenses	(47.9)
Decrease in other income (expense), net	(17.1)
Increase in interest expense and preferred dividends of subsidiary	(18.3)

Income before income taxes and minority interest for 2008	$524.6

(In millions)
Income before income taxes and minority interest for 2006	$234.2
Increase in operating revenues	306.9
Increase in operating expenses	(156.0)
Increase in other income (expense), net	12.0
Decrease in interest expense and preferred dividends of subsidiary	72.9

Income before income taxes and minority interest for 2007	$470.0

Operating Revenues

Operating revenues increased $137.9 million for 2008 compared to 2007, primarily due to:

•	an $84.5 million increase relating to higher market prices, including marketing, hedging and energy transacting activities,

•

a $62.7 million increase in revenues from affiliates due to new power sales agreements in Virginia between AE Supply and Potomac Edison at market-based rates, the first of which was effective as of July 1, 2007,

•

a $65.8 million increase, primarily due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	a $28.5 million increase resulting from unrealized gains related to pipeline capacity economic hedges that did not qualify for hedge accounting and

•	a $14.3 million increase resulting primarily from increased unrealized gains related to hedge ineffectiveness and economic power sale hedges that did not qualify for hedge accounting.

These operating revenue increases were partially offset by:

•	a $36.8 million increase in unrealized losses relating to FTRs,

•	a $32.3 million decrease related to lower sales volumes for Potomac Edison’s customers in Maryland and

•	a $26.7 million decrease due to a 3.4% decrease in total MWhs generated.

Operating revenues increased $306.9 million for 2007 compared to 2006, primarily due to:

•

a $92.5 million increase in Monongahela’s West Virginia affiliated revenues due to an increase in sales volume and price, including a $66.2 million increase reflecting the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment, causing a corresponding increase in both revenues and purchased power, and a $17.7 million increase due to the West Virginia Rate Order, which increased generation rates charged to customers (resulting in greater costs to the Delivery and Services segment and greater revenues to the Generation and Marketing segment),

•	a $52.0 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•

a $51.4 million increase as a result of higher prices during the third and fourth quarter 2007 due to a new power sales agreement with Potomac Edison effective July 1, 2007, which were partially offset by decreased sales volumes for certain of Potomac Edison’s customers in Virginia,

•

a $37.4 million increase in net PJM revenues, primarily due to higher revenues from generation sold into PJM, partially offset by an increase in power purchased from PJM, which is discussed in greater detail in “Unregulated Results,”

•

a $33.9 million increase in affiliated revenues from Potomac Edison, primarily due to Potomac Edison purchasing its power from Monongahela to serve its West Virginia customers effective January 1, 2007 at a prorated share of overall Monongahela generation costs and associated revenue,

•	a $6.1 million increase related to higher contractual rates with increased sales volumes for certain of Potomac Edison’s customers in Maryland and

•	increased sales volumes as a result of increases in HDD and CDD and increased customer load,

•	partially offset by an $18.7 million decrease in ancillary service revenues from the Delivery and Services segment due to a contract expiration.

Operating Expenses

Operating expenses increased $47.9 million for 2008 compared to 2007, primarily due to:

•

a $150.1 million increase in fuel expense, primarily due to a $166.8 million increase in coal expense, partially offset by a $28.9 million decrease in natural gas expense, which are discussed in greater detail below,

•

partially offset by a $63.7 million decrease in deferred energy costs, primarily due to the ENEC, which is discussed in greater detail in Note 3 “Regulation and Rate Matters” to the Consolidated Financial Statements and a $26.7 decrease in operations and maintenance expense, primarily due to decreased contract work resulting from the timing of plant maintenance.

Operating expenses increased $156.0 million for 2007 compared to 2006, primarily due to:

•

an $88.1 million increase in fuel expense, primarily due to a $50.5 million increase in coal expense, a $29.9 million increase in natural gas expense, which is discussed in greater detail in “Unregulated Results” and a $12.8 million increase in emission allowance expense and

•

a $74.9 million increase in purchased power and transmission expense, primarily due to a $66.2 million increase in purchased power from PURPA generation as a result of a January 1, 2007 transfer of Monongahela’s PURPA contracts from the Delivery and Services segment to the Generation and Marketing segment.

Other Income (Expense), net

Other income (expense), net decreased $17.1 million for 2008 compared to 2007, primarily due to an $8.4 million gain relating to an exchange transaction involving real estate in La Paz, Arizona that was recorded during 2007, as well as lower interest income resulting from lower average investment balances at lower interest rates.

Other income and expenses, net increased $12.0 million for 2007 compared to 2006, primarily due to an $8.4 million gain relating to an exchange transaction involving La Paz, Arizona real estate that was recorded during 2007 and increased interest and dividend income on investments due to higher average investment balances and higher interest rates.

Interest Expense and Preferred Dividends of Subsidiary

Interest expense and preferred dividends of subsidiary increased $18.3 million for 2008 compared to 2007, primarily due to the reversal of $54.7 million of accrued interest during the fourth quarter of 2007 resulting from the settlement of Allegheny’s litigation with Merrill Lynch, partially offset by lower average debt outstanding at lower interest rates and increased capitalized interest resulting from capital projects that were partially funded using cash from operations. See Note 13, “Acquisition of Minority Interest in AE Supply” to the Consolidated Financial Statements for additional information regarding the settlement with Merrill Lynch.

Interest expense and preferred dividends decreased $72.9 million for 2007 compared to 2006, primarily due to the reversal of $54.7 million of accrued interest during the fourth quarter of 2007 resulting from the settlement of Allegheny’s litigation with Merrill Lynch, lower average debt outstanding and increased capitalized interest resulting from capital projects that were partially funded using cash from operations. These increases were partially offset by increased interest expense associated with the April 2007 issuance of environmental control bonds. See Note 13, “Acquisition of Minority Interest in AE Supply” to the Consolidated Financial Statements for additional information regarding the settlement with Merrill Lynch.

Income Tax Expense

The effective tax rate for 2008 was 34.4%. Income tax expense for 2008 was lower than the income tax expense calculated at the federal statutory rate of 35%, primarily due to adjustments to deferred tax assets and liabilities resulting from a change in the West Virginia state income tax law, which decreased the rate by 1.6%, partially offset by state income taxes, which increase the rate by 2.1%.

The effective tax rate for 2007 was 36.7%. Income tax expense for 2007 was higher than the income tax expense calculated at the federal statutory rate of 35%, primarily due to state taxes, which increased the rate by 2.7%, partially offset by the valuation adjustment on the Pennsylvania net operating loss, which decreased the rate by 1.0%.

The effective tax rate for 2006 was 39.8%. Income tax expense for 2006 was higher than the income tax expense calculated at the federal statutory rate of 35%, primarily due to state tax benefits for the unimpairment of net operating losses, which decreased the rate by 0.7%, and charges resulting from the effects of resolving tax audit issues, which increased the rate by 6.7%.

Generation and Marketing Segment—Unregulated Results

The following table provides electricity generation information for Allegheny’s unregulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	2008	2007	2006	2008 Change	2007 Change
Generation (million kWhs)	34,464	34,912	37,799	(1.3)%	(7.6)%

Operating Revenues

Operating revenues were as follows:

(In millions)	2008	2007	2006
Revenue from affiliates	$1,238.0	$1,151.7	$1,193.9
PJM revenue, net	557.2	435.7	284.0
Other operating revenues, including risk management and energy transacting activities, net	(2.3)	38.6	20.6

Unregulated revenue	$1,792.9	$1,626.0	$1,498.5

Revenue from affiliates

AE Supply provides Potomac Edison and West Penn with a majority of the power necessary to meet their load obligations under power sales agreements.

Through December 31, 2006, to facilitate the economic dispatch of its generation, Monongahela sold the power that it generated from its West Virginia jurisdictional assets to AE Supply at PJM market prices and purchased from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load. Effective January 1, 2007, Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to serve its West Virginia jurisdictional customer load and meet its contractual obligations.

Through December 31, 2006, Potomac Edison had a power purchase agreement with AE Supply under which AE Supply provided Potomac Edison with the power necessary to meet its West Virginia load obligation at a fixed rate. In connection with the Asset Swap, Monongahela assumed the obligation to supply power to serve Potomac Edison’s West Virginia load.

Revenue from affiliates increased $86.3 million for 2008 compared to 2007, primarily due to:

•

a $62.7 million increase due to new power sales agreements between AE Supply and Potomac Edison at market-based rates to serve certain of Potomac Edison’s customers in Virginia, the first of which was effective as of July 1, 2007 and

•	a $65.8 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply,

•	partially offset by a $32.3 million decrease related to lower sales volumes for Potomac Edison’s customers in Maryland.

Revenue from affiliates decreased $42.2 million for 2007 compared to 2006, primarily due to:

•

decreased revenue due to the termination of contracts between AE Supply, Monongahela and Potomac Edison to serve Monongahela’s and Potomac Edison’s West Virginia jurisdictional customer load and a decrease in ancillary service revenues from the Delivery and Services segment due to a contract expiration,

•

partially offset by increased revenues due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply, increased sales volumes as a result of load growth, increased revenues related to increased contractual rates for certain of Potomac Edison’s customers in Maryland and a new power sales agreement between AE Supply and Potomac Edison to serve certain of Potomac Edison’s customers in Virginia effective July 1, 2007.

PJM revenue, net: PJM revenue, net was as follows:

(In millions)	2008	2007	2006
Generation sold into PJM	$2,111.2	$1,720.1	$2,041.4
Power purchased from PJM	(1,554.0)	(1,284.4)	(1,757.4)

PJM revenue, net	$557.2	$435.7	$284.0

PJM revenue, net increased $121.5 million for 2008 compared to 2007, primarily due to higher revenues from generation sold into PJM, partially offset by an increase in power purchased from PJM. Revenues from generation sold into PJM were higher, primarily due to an increase in the market price of power, partially offset by a decrease in MWhs generated. Power purchased from PJM increased due to an increase in the market price of power, partially offset by decreased customer load.

PJM revenue, net increased $151.7 million for 2007 compared to 2006, primarily due to lower power purchased from PJM, partially offset by a decrease in revenues from generation sold into PJM. Revenues from generation sold into PJM were lower primarily due to a decrease in total MWhs generated as a result of the March 2006 assignment of AE Supply’s rights to generation from OVEC in connection with the sale of a portion of AE’s equity interest in OVEC, the transfer of generation capacity from AE Supply to Monongahela as a result of the Asset Swap and a decrease in supercritical plant availability, partially offset by an increase in the market price of power, increased PJM capacity market revenues and an increase in the dispatch of gas-fired generation facilities as a result of higher market prices for electricity. Power purchased from PJM decreased due to the termination of contracts between AE Supply, Monongahela and Potomac Edison to serve Monongahela’s and Potomac Edison’s West Virginia jurisdictional customer load as a result of the Asset Swap, which is discussed in greater detail within “Revenue from affiliates.” This decrease was partially offset by an increase in the market price of power, increased sales volume from the Distribution Companies due to load growth and weather, increased sales volumes for certain of Potomac Edison’s customers in Maryland and the expiration of certain contracts to provide ancillary load services.

Other Operating Revenues

Other operating revenues decreased $40.9 million for 2008 compared to 2007, primarily due to unrealized losses relating to FTRs and net realized and unrealized losses on marketing, hedging and energy transacting activities.

Other operating revenues increased $18.0 million for 2007 compared to 2006, primarily due to increased marketing contract sales to third parties and the results of risk management and energy transacting activities, including cash flow hedges and emission allowance strategies.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

(In millions)	2008	2007	2006
Unregulated fuel	$793.4	$661.7	$664.7

Fuel expense increased $131.7 million for 2008 compared to 2007, primarily due to a $143.3 million increase in coal expense and a $9.8 million increase in emission allowance expense, partially offset by a $29.0 million decrease in natural gas expense. The increase in coal expense was primarily due to an increase of $7.40 in the average price of coal per ton consumed and a 3.4% increase in tons of coal consumed as a result of an increase in MWhs generated at Allegheny’s unregulated coal-fired generation facilities. Natural gas expense decreased due to a 61.1% decrease in decatherms of natural gas consumed resulting from a decrease in MWhs generated at Allegheny’s natural gas generation facilities, partially offset by an increase of $3.86 in the average price of natural gas per decatherm consumed.

Fuel expense decreased $3.0 million for 2007 compared to 2006, primarily due to a $33.6 million decrease in coal expense, partially offset by a $30.6 million increase in natural gas expense. The decrease in coal expense was due to a decrease in MWhs generated by AE Supply’s coal plants as a result of the Asset Swap and decreased plant availability, partially offset by an increase of $2.23 in the average price of coal per ton consumed. The increase in natural gas expense was primarily due to a 3.8 million decatherm increase in the amount of natural gas burned. The increase in the amount of natural gas burned was primarily due to an increase in the dispatch of gas-fired generation facilities as a result of higher market prices for power.

Purchased Power and Transmission:  Purchased power and transmission expenses were as follows:

(In millions)	2008	2007	2006
Unregulated purchased power and transmission	$30.3	$33.5	$9.0

Purchased power and transmission decreased $3.2 million for 2008 compared to 2007, primarily due to increased sales of excess coal and natural gas purchased for generation in 2007.

Purchased power and transmission increased $24.5 million for 2007 compared to 2006, primarily due to AE Supply’s purchase of Monongahela’s interest in OVEC during 2007 in connection with the Asset Swap and the December 31, 2006 expiration of the affiliated contract with Monongahela described above.

Gain on Disposal of Assets:  The $6.1 million gain on sale of OVEC power agreement and shares represents the release from escrow in connection with the fulfillment of certain post-closing commitments, of the proceeds of the 2004 sale of a 9% equity interest in OVEC.

Operations and Maintenance:  Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

(In millions)	2008	2007	2006
Unregulated operations and maintenance	$223.1	$245.2	$272.9

Operations and maintenance expenses decreased $22.1 million for 2008 compared to 2007, primarily due to decreased contract work resulting from the timing of plant maintenance.

Operations and maintenance expenses decreased $27.7 million for 2007 compared to 2006, primarily due to:

•	a $14.9 million decrease in labor, overhead and benefits expense, primarily as a result of the Asset Swap,

•

a $6.2 million decrease in contract work due to the timing of generation facility base and special maintenance expenditures and a change in generation facility ownership percentages as a result of the Asset Swap and

•

a $3.1 million decrease in materials and supplies expense due to a change in generation facility ownership percentages as a result of the Asset Swap, partially offset by increased generation facility operations and maintenance expense.

Depreciation and Amortization:  Depreciation and amortization expenses were as follows:

(In millions)	2008	2007	2006
Unregulated depreciation and amortization	$94.2	$89.9	$86.8

Depreciation and amortization expenses increased $4.3 million for 2008 compared to 2007 and $3.1 million for 2007 compared to 2006, primarily due to increased depreciation resulting from net property, plant and equipment additions.

Taxes Other than Income Taxes:  Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

(In millions)	2008	2007	2006
Unregulated taxes other than income taxes	$47.6	$49.8	$60.5

Taxes other than income taxes decreased $2.2 million for 2008 compared to 2007, primarily due to a tax refund.

Taxes other than income taxes decreased $10.7 million for 2007 compared to 2006, primarily due to decreases of $4.9 million in business and occupation tax and $2.3 million in certain property taxes, both as a result of the Asset Swap, as well as a $1.4 million decrease in franchise taxes due to the conclusion of a tax audit.

Other Income (Expense), net

Other income (expense), net were as follows:

(In millions)	2008	2007	2006
Unregulated other income (expense), net	$7.9	$24.2	$3.5

Other income (expense), net decreased $16.3 million for 2008 compared to 2007, primarily due to an $8.4 million gain relating to an exchange transaction involving real estate in La Paz, Arizona that was recorded during 2007, as well as lower interest income resulting from lower average investment balances at lower interest rates.

Other income (expense), net increased $20.7 million for 2007 compared to 2006, primarily due to an $8.4 million gain relating to an exchange transaction involving real estate in La Paz, Arizona that was recorded during 2007 and increased interest income on investments due to higher average investment balances at higher interest rates.

Interest Expense

Interest expense was as follows:

(In millions)	2008	2007	2006
Unregulated interest expense	$99.9	$87.2	$176.0

Interest expense increased $12.7 million for 2008 compared to 2007, primarily due to the reversal of $54.7 million of accrued interest during the fourth quarter of 2007 resulting from the settlement of Allegheny’s litigation with Merrill Lynch, which was recorded during 2007, partially offset by lower average debt outstanding at lower interest rates and increased capitalized interest resulting from capital projects that were partially funded using cash from operations. See Note 13, “Acquisition of Minority Interest in AE Supply” to the Consolidated Financial Statements for additional information regarding the settlement with Merrill Lynch.

Interest expense decreased $88.8 million for 2007 compared to 2006, primarily due to the reversal of $54.7 million of accrued interest during the fourth quarter of 2007 resulting from the settlement of Allegheny’s litigation with Merrill Lynch, which was recorded during 2007, lower average debt outstanding and increased capitalized interest resulting from capital projects that were partially funded using cash from operations. See Note 13, “Acquisition of Minority Interest in AE Supply” to the Consolidated Financial Statements for additional information regarding the settlement with Merrill Lynch.

Generation and Marketing Segment—Regulated Results

The following table provides electricity generation information for Allegheny’s regulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	2008	2007	2006	2008 Change	2007 Change
Generation (million kWhs)	12,137	13,323	10,807	(8.9)%	23.3%

Operating Revenues

Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to meet its West Virginia jurisdictional customer load and its contractual obligations, which include supplying power to serve Potomac Edison’s West Virginia load. The net revenue from these PJM purchases and sales is reflected in PJM revenue, net. Through December 31, 2006, to facilitate the economic dispatch of its generation, Monongahela sold the power that it generated from its West Virginia jurisdictional assets to AE Supply at PJM market prices and purchased from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load.

Potomac Edison purchases the power necessary to service its West Virginia customers from Monongahela’s Generation and Marketing segment at a prorated share of overall Monongahela generation costs and associated revenue. Through December 31, 2006, Potomac Edison had a power purchase agreement with AE Supply under which AE Supply provided Potomac Edison with the power necessary to meet its West Virginia load obligation at a fixed rate. In connection with the Asset Swap, Monongahela assumed the obligation to supply power to serve Potomac Edison’s West Virginia load. Effective with the institution, under the May 2007 West Virginia Rate Order, of the ENEC method of recovering net power supply costs for Allegheny’s West Virginia service territory, the amount charged to Potomac Edison reflects the adjustment for over and/or under recovery. See Note 3, “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business—Regulatory Framework Affecting Allegheny” for additional information.

Operating revenues were as follows:

(In millions)	2008	2007	2006
Revenue from affiliates	$540.4	$546.7	$294.5
PJM revenue, net	(34.2)	(5.4)	106.0
Fort Martin Scrubber surcharge	24.1	17.5	—
Other operating revenues	2.4	0.8	0.6

Regulated revenues	$532.7	$559.6	$401.1

Revenue from affiliates

Revenues from affiliates decreased $6.3 million for 2008 compared to 2007, primarily due to a decrease in sales to Potomac Edison’s customers in West Virginia.

Revenues from affiliates increased $252.2 million for 2007 compared to 2006, primarily due to an increase in affiliated sales volume and price reflecting the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment, which caused a corresponding increase in both revenues and purchased power, and an increase in affiliated revenues related to the assignment to Monongahela, in connection with the Asset Swap, of AE Supply’s below-market power supply agreement to serve Potomac Edison’s West Virginia load obligations, as a result of which, Potomac Edison now purchases the power necessary to service its West Virginia customers from Monongahela at a prorated share of overall Monongahela generation costs and associated revenue.

PJM revenue, net

PJM revenue, net decreased $28.8 million for 2008 compared to 2007, primarily due to an increase in power purchased from PJM at higher prices to serve Monongahela’s power supply agreements.

PJM revenue, net decreased $111.4 million for 2007 compared to 2006, primarily as a result of a January 1, 2007 change in the manner in which Monongahela sells the power it generates, as discussed above.

Fort Martin Scrubber surcharge

Fort Martin Scrubber surcharge revenue increased $6.6 million for 2008 compared to 2007, because the surcharge, which was implemented in April 2007, only generated revenue for a portion of 2007. Fort Martin Scrubber surcharge revenue results from an environmental control surcharge that Monongahela and Potomac

Edison impose on their West Virginia retail customers following the April 2007 Fort Martin securitization financings. This surcharge is intended to recover certain costs to construct Scrubbers at Fort Martin and certain related financing costs and results in no net income or loss. A regulatory liability is recorded for amounts billed in excess of costs incurred, and the surcharge is adjusted periodically to reflect over or under recovery of the amount necessary to service the bonds issued in connection with the securitization financing order.

Other Operating Revenues

Other operating revenues increased $1.6 million for 2008 compared to 2007, primarily due to emission allowance strategies.

Operating Expenses

Fuel:  Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs.

Fuel expense was as follows:

(In millions)	2008	2007	2006
Regulated fuel	$287.5	$269.1	$178.0

Fuel expense increased $18.4 million for 2008 compared to 2007, primarily due to a $23.6 million increase in coal expense, partially offset by a $6.4 million decrease in emission allowance expense. The increase in coal expense was due to an increase of $7.22 in the average price of coal per ton consumed, partially offset by a 7.6% decrease in tons of coal consumed resulting from a decrease in MWhs generated at Allegheny’s regulated coal-fired generation facilities.

Fuel expense increased $91.1 million for 2007 compared to 2006, primarily due to a $76.8 million increase in coal expense and a $13.5 million increase in emission allowance expense. The increase in coal expense was primarily due to an increase of $3.64 in the average price of coal per ton consumed and a 33.5% increase in tons of coal consumed resulting from increased MWhs generated at Allegheny’s regulated coal-fired generation facilities as a result of the Asset Swap.

Purchased Power and Transmission:  Purchased power and transmission expenses were as follows:

(In millions)	2008	2007	2006
Regulated purchased power and transmission	$120.0	$118.8	$89.2

Purchased power and transmission increased $1.2 million for 2008 compared to 2007, primarily due to increased purchased power from third-party generating facilities.

Purchased power and transmission increased $29.6 million for 2007 compared to 2006, primarily due to:

•	a $66.2 million increase reflecting the transfer of Monongahela’s PURPA contracts to the Generation and Marketing segment from the Delivery and Services segment and

•	a $12.8 million increase in capacity purchased from AGC, primarily due to Monongahela’s increased ownership interest in AGC as a result of the Asset Swap,

•

partially offset by a $54.8 million decrease in affiliated purchased power due to the termination, in connection with the Asset Swap, of AE Supply’s contracts with Monongahela and Potomac Edison to serve their West Virginia jurisdictional customer loads.

Deferred Energy Costs, Net:  Deferred energy costs, net represent the deferral of certain energy costs incurred to the period in which such costs are recovered in rates. Deferred energy costs, net primarily related to the following:

ENEC.  The May 2007 West Virginia Rate Order re-established an annual ENEC method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues are tracked for under and/or over recoveries, and revised ENEC rate filings are made on an annual basis. Any under and/or over recovery of costs, net of related revenues, is deferred, for subsequent recovery or refund, as a regulatory asset or regulatory liability with the corresponding impact on the Consolidated Statements of Income reflected in “Deferred energy costs, net.” By order dated January 14, 2008, the West Virginia PSC approved a modification to the ENEC directing interest earnings on the Fort Martin Scrubber project escrow fund to be applied to the ENEC.

Deferred energy costs, net were as follows:

(In millions)	2008	2007	2006
Regulated deferred energy costs, net	$(71.0)	$(7.3)	$—

Deferred energy costs, net decreased $63.7 million for 2008 compared to 2007, primarily due to the ENEC. See Note 3 “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business – Regulatory Framework Affecting Allegheny” for additional information.

The $7.3 million change in deferred energy costs, net for 2007 compared to 2006 is due to the ENEC. See Note 3 “Regulation and Rate Matters” to the Consolidated Financial Statements and “Business – Regulatory Framework Affecting Allegheny” for additional information.

Operations and Maintenance:  Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

(In millions)	2008	2007	2006
Regulated operations and maintenance	$104.3	$108.3	$75.5

Operations and maintenance expenses decreased $4.0 million for 2008 compared to 2007, primarily due to a decrease in contract work resulting from the timing of plant maintenance.

Operations and maintenance expenses increased $32.8 million for 2007 compared to 2006, primarily due to:

•	a $13.8 million increase in labor, overhead and benefits expense, primarily as a result of the Asset Swap,

•

an $11.2 million increase in contract work due to a change in generation facility ownership percentages as a result of the Asset Swap and the timing of generation facility base and special maintenance expenditures and

•

a $3.2 million increase in materials and supplies expense due to a change in generation facility ownership percentages as a result of the Asset Swap, partially offset by decreased generation facility special maintenance expenditures.

Depreciation and Amortization:  Depreciation and amortization expenses were as follows:

(In millions)	2008	2007	2006
Regulated depreciation and amortization	$19.6	$27.0	$35.0

Depreciation and amortization expenses decreased $7.4 million for 2008 compared to 2007, primarily due to the West Virginia Rate Order, which extended the depreciable lives of regulated generating assets effective May 2007.

Depreciation and amortization expenses decreased $8.0 million for 2007 compared to 2006, primarily due to the West Virginia Rate Order, which extended the depreciable lives of regulated generating assets effective May 2007, partially offset by increased depreciation resulting from net property, plant and equipment additions.

Taxes Other than Income Taxes:  Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

(In millions)	2008	2007	2006
Regulated taxes other than income taxes	$25.5	$28.0	$20.8

Taxes other than income taxes decreased $2.5 million for 2008 compared to 2007, primarily due to a tax refund and an increase in a revitalization credit.

Taxes other than income taxes increased $7.2 million for 2007 compared to 2006, primarily due to increases of $3.9 million in business and occupation tax and $2.2 million in certain property taxes, both as a result of the Asset Swap.

Other Income (Expense), net

Other income (expense), net were as follows:

(In millions)	2008	2007	2006
Regulated other income (expense), net	$13.6	$15.1	$9.3

Other income (expense), net decreased $1.5 million for 2008 compared to 2007, primarily due to lower interest income resulting from lower average investment balances at lower interest rates.

Other income (expense), net increased $5.8 million for 2007 compared to 2006, primarily due to increased equity earnings in AGC due to an increase in Monongahela’s ownership interest in AGC as a result of the Asset Swap.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends were as follows:

(In millions)	2008	2007	2006
Regulated interest expense and preferred dividends	$38.8	$33.2	$17.1

Interest expense and preferred dividends increased $5.6 million for 2008 compared to 2007, primarily due to higher average debt outstanding as a result of the April 2007 issuance of environmental control bonds and the December 2008 issuance of $300 million of first mortgage bonds by Monongahela. See Note 7, “Capitalization and Short-Term Debt” to the Consolidated Financial Statements for additional information.

Interest expense and preferred dividends increased $16.1 million for 2007 compared to 2006, primarily due to increased interest resulting from the April 2007 issuance of environmental control bonds. See Note 7, “Capitalization and Short-Term Debt” to the Consolidated Financial Statements for additional information.

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

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility. As a result of recent events, Allegheny’s management has placed increased emphasis on monitoring the risks associated with the current environment. At this point in time, these events have not had a materially negative impact on Allegheny’s liquidity, and Allegheny has no significant maturities of existing debt until 2011.

At December 31, 2008 and 2007, Allegheny had cash and cash equivalents of $362.1 million and $258.8 million, respectively, and current restricted funds of $36.8 million and $47.5 million, respectively. Current restricted funds at December 31, 2008 included $21.9 million of funds collected from West Virginia customers that will be used to service the environmental control bonds issued in April 2007 in connection with the construction of the Scrubbers at Fort Martin and $14.9 million of intangible transition charges collected from West Penn customers related to Pennsylvania transition costs. Current restricted funds at December 31, 2007 included $35.2 million of funds collected from West Virginia customers that will be used to service the environmental control bonds issued in April 2007 in connection with the construction of the Scrubbers at Fort Martin and $12.3 million of intangible transition charges collected from West Penn customers related to Pennsylvania transition costs. In addition, at December 31, 2008 and 2007, Allegheny had $133.3 million and $347.0 million of long-term restricted funds relating to proceeds from the April 2007 issuance of environmental control bonds. See “2007 Debt Activity.”

Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $33.4 million and $59.5 million of cash collateral deposits were included in current assets at December 31, 2008 and 2007, respectively. Approximately $0.2 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at December 31, 2008. No cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at December 31, 2007. If Allegheny’s credit ratings were to decline, it may be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties. See “Risk Factors.”

In addition, AE and AE Supply each have in place revolving credit facilities that mature in 2011. At December 31, 2008, Allegheny’s borrowing capacity under AE’s and AE Supply’s revolving credit facilities were as follows:

(In millions)	Total Capacity	Borrowed	Letters of Credit Issued		Available Capacity
AE Revolving Credit Facility	$376.0	$—	$3.3	(a)	$372.7
AE Supply Revolving Facility	400.0	—	—		400.0

Total	$776.0	$—	$3.3		$772.7

(a)	These amounts were comprised of a letter of credit issued in connection with a contractual obligation of a subsidiary that will expire in July 2009.

AE’s and AE Supply’s revolving credit facilities currently are well-diversified, including more than 20 lenders at December 31, 2008. Allegheny currently anticipates that these lenders will participate in future requests for funding. However, there can be no assurance that further deterioration in the credit markets and overall economy will not affect the ability of Allegheny’s lenders to meet their funding commitments. Allegheny’s lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under these facilities or among Allegheny’s lenders were to occur. See “Risk Factors.”

In addition to the revolving credit facilities described above, Allegheny has secured financing for the majority of anticipated costs associated with two of its large capital projects, through TrAIL Company’s $550 million senior secured credit facility, which is currently well-diversified, including 17 lenders at December 31, 2008, and Allegheny’s $450 million securitization financing associated with the construction of Scrubbers at its Fort Martin generating facility.

In addition to these existing facilities, AE and its subsidiaries may, in the future, access the capital markets, as appropriate, to fund capital projects or otherwise meet funding needs. The timing and amount of future external financings by AE or its subsidiaries will be driven by cash needs and capital structure objectives. The availability and cost of external financings will be affected by the financial condition of the company seeking funds and credit market conditions. There can be no assurance that the cost or availability of future borrowings, if any, will not be impacted by recent or future capital market disruptions. See “Risk Factors.”

Allegheny’s consolidated capital structure, excluding short-term debt and minority interest, as of December 31, 2008 and 2007, was as follows:

	December 31, 2008		December 31, 2007
(In millions)	Amount	%	Amount	%
Long-term debt	$4,209.8	59.6	$4,039.3	61.4
Stockholders’ equity	2,850.7	40.4	2,535.4	38.6

Total	$7,060.5	100.0	$6,574.7	100.0

2008 Debt Activity

Issuances of indebtedness and repayments of principle on indebtedness during 2008 were as follows:

(In millions)	Issuances	Repayments
AE Supply:
AE Supply Credit Facility:
Term Loan	$—	$125.0
Revolving Loan	250.0	250.0
Monongahela:
First Mortgage Bonds	300.0	—
Environmental Control Bonds	—	14.9
TrAIL Company:
Short-Term Promissory Note	—	10.0
TrAIL Company Credit Facility:
Term Loan	70.0	—
Revolving Loan	40.0	20.0
AE:
AE Revolving Credit Facility	14.1	14.1
West Penn:
Transition Bonds (a)	2.8	78.3
Potomac Edison:
Environmental Control Bonds	—	4.9

Consolidated Total	$676.9	$517.2

(a)	The issuance amount represents interest that was accrued and added to the principal amount of certain of the bonds.

On August 15, 2008, TrAIL Company entered into a $550 million senior secured credit facility with a seven-year maturity. The facility includes a $530 million construction loan and a $20 million revolving facility, both with an initial borrowing rate equal to the London Interbank Offered Rate plus 1.875 percent.

On December 15, 2008, Monongahela issued $300 million aggregate principal amount of 7.95% First Mortgage Bonds that mature in 2013. Proceeds from the First Mortgage Bonds will be used to repay short-term intercompany debt, to finance certain capital expenditures, including a portion of the costs to install Scrubbers at Fort Martin, and for working capital needs and other general corporate purposes.

Allegheny made various other debt payments during 2008.

2007 Debt Activity

Issuances of indebtedness and repayments of principle on indebtedness during 2007 were as follows:

(In millions)	Issuances	Repayments
AE Supply:
Pollution Control Bonds	$222.5	$237.1
AE Supply Credit Facility:
Term Loan	—	175.0
TrAIL Company:
Short-Term Promissory Note	10.0	—
West Penn:
First Mortgage Bonds	275.0	—
Transition Bonds (a)	5.5	79.9
Monongahela:
Environmental Control Bonds	344.5	—
Pollution Control Bonds	—	15.5
Potomac Edison:
Environmental Control Bonds	114.8	—
Eliminations (b)	(7.0)	(5.3)

Consolidated Total	$965.3	$502.2

(a)	The issuance amount represents interest that was accrued and added to the principal amount of certain of the bonds.
(b)	Represents the elimination of certain pollution control bonds for which Monongahela and AE Supply are co-obligors.

In April 2007, MP Environmental Funding LLC, an indirect subsidiary of Monongahela, and PE Environmental Funding LLC, an indirect subsidiary of Potomac Edison, issued $344 million and $115 million, respectively, of Senior Secured Sinking Fund Environmental Control Bonds, Series A. These bonds securitize the right to collect an environmental control surcharge that Monongahela and Potomac Edison impose on their retail customers in West Virginia. The bonds were issued in several tranches with interest rates ranging from 4.98% to 5.52% and maturities ranging from July 2014 to July 2027. Net proceeds from the sale of the bonds represent restricted funds and are being used to fund the majority of costs to construct and install the Scrubbers at Fort Martin.

In September 2007, AE Supply amended its credit facility to increase the size of its revolving credit facility from $200 million to $400 million.

In October 2007, at the request of AE Supply, Pleasants County, West Virginia and Harrison County, West Virginia issued $142 million of tax-exempt pollution control refunding bonds and $73.5 million of tax-exempt solid waste disposal refunding bonds, respectively (collectively, the “2007 AE Supply Bonds”). The 2007 AE Supply Bonds were issued to provide funds to repay pollution control and solid waste disposal bonds previously issued by these counties to finance certain facilities at Allegheny’s Pleasants and Harrison generation facilities. Each series of 2007 AE Supply Bonds has a 30-year maturity and a 10-year call provision, and the weighted average interest rate of the 2007 AE Supply Bonds is 5.34%. Each series of 2007 AE Supply Bonds is payable solely from payments made under a corresponding note from AE Supply.

In December 2007, West Penn issued $275 million aggregate principal amount of 5.95% First Mortgage Bonds that mature in 2017. Proceeds from the First Mortgage Bonds were used to repay a note payable and for other general corporate purposes.

In December 2007, TrAIL Company issued a $10.0 million promissory note that matured on September 12, 2008. Proceeds from the promissory note were used to fund interim construction and other costs of the TrAIL Project. The promissory note was repaid as part of the August 15, 2008 $550 million senior secured credit facility financing.

Allegheny made various other debt payments during 2007.

Dividends

Common stock

On December 29, 2008, September 29, 2008, June 23, 2008 and March 24, 2008, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record on December 15, 2008, September 15, 2008, June 9, 2008 and March 10, 2008, respectively.

On December 17, 2007, AE paid a cash dividend of $0.15 per share to shareholders of record on December 3, 2007.

Preferred stock

Monongahela paid dividends on its preferred stock of $1.0 million in 2007. On September 4, 2007, Monongahela redeemed all of its outstanding cumulative preferred stock.

Construction and Capital Requirements

Allegheny estimates that its cash-based capital expenditures will approximate $1,065 million in 2009 and $1,128 million in 2010, including amounts relating to significant multiple year environmental control and transmission expansion projects. Significant ongoing capital projects at Allegheny are described below. See “Business—Capital Expenditures” for additional capital expenditure detail.

TrAIL

In June 2006, the board of directors of PJM approved a new transmission line and designated Allegheny to build the Allegheny Power Zone portion of the line. PJM, which is a regional transmission organization, is responsible for the operation of, and reliability planning for, the transmission network in the PJM region and included the new line in its 2006 regional transmission expansion plan. In October 2006, Allegheny formed TrAIL Company as the entity responsible for financing, constructing, owning, operating and maintaining the new line, which is named the Trans-Allegheny Interstate Line, or “TrAIL.” TrAIL is a 500 kV high voltage line that currently is to extend from southwestern Pennsylvania through West Virginia to a point of interconnection with Virginia Electric and Power Company (“Dominion”) in northern Virginia. In addition, TrAIL Company and Dominion will jointly own a 30-mile 500 kV portion of the line, which Dominion will construct in Virginia. The overall project has a targeted completion date of 2011. Cost estimates for Allegheny’s portion of the TrAIL project are approximately $820 million, of which approximately $128 million had been incurred through December 31, 2008.

In August 2008, TrAIL Company entered into a $550 million senior secured credit facility in connection with this project.

PATH

In June 2007, the board of PJM directed the construction of PATH, a high-voltage transmission line project that originally was proposed to include approximately 244 miles of 765 kV transmission line from AEP’s substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia, and approximately 46 miles of twin-circuit 500 kV lines from Bedington to a new substation to be built and owned by Allegheny near Kemptown, Maryland. In September 2007, Allegheny and AEP formed PATH, LLC to construct and operate PATH. PATH, LLC is a series limited liability company. The “West Virginia Series” is owned equally by Allegheny and a subsidiary of AEP. The “Allegheny Series” is 100% owned by Allegheny.

On October 15, 2008, PJM announced a reconfiguration of PATH. The reconfiguration is a result of constraints identified from comprehensive siting studies, interaction with government agencies, public input and a desire to identify a solution that reduces line mileage and minimizes the impact on communities and the environment. The new configuration will consist of a single 765 kV line from the AEP substation near St. Albans, West Virginia to a new substation near Kemptown, Maryland; eliminate the connection with the Bedington substation and the twin-circuit 500 kV lines from Bedington to Kemptown; and include a new midpoint substation in West Virginia in the vicinity of eastern Grant County, northern Hardy County, or southern Hampshire County. PJM has confirmed that the reconfigured project addresses its reliability concerns. On October 31, 2008, PJM released the results of studies that change the required in-service date for PATH to June 2013. Total project costs of the West Virginia Series are expected to be approximately $1.2 billion. Total project costs of the Allegheny Series are expected to be approximately $0.6 billion. Allegheny anticipates funding its capital expenditures related to PATH with external debt financings and cash from operations.

Scrubbers

During 2006, Allegheny began construction of Scrubbers at both its Fort Martin and Hatfield’s Ferry generation facilities. The Scrubbers are expected to be placed into service during 2009. The total project costs for the Scrubbers at Fort Martin and Hatfield’s Ferry are estimated to be approximately $550 million and $725 million, respectively.

Allegheny is funding $450 million of construction costs associated with the construction of the Scrubbers at Fort Martin with proceeds from the environmental control bonds issued in April 2007, which securitized the environmental control surcharge that Monongahela and Potomac Edison charge their West Virginia customers. Allegheny expects to fund the remainder of its capital expenditures related to the Scrubbers with cash from operations and, when necessary, external debt financings, including a portion of the proceeds from Monongahela’s December 2008 issuance of first mortgage bonds.

Other Matters Concerning Liquidity and Capital Requirements

On January 1, 2007, Allegheny adopted the provisions of FIN 48, which prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on an income tax return. As a result of the implementation, Allegheny recognized additional liabilities related to its uncertain tax positions, which are reflected in the contractual obligations and commitments table. See Note 6, “Income Taxes” to the Consolidated Financial Statements for additional information.

In recent years, Allegheny has made cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and has included additional discretionary contributions. The decrease in fair value of plan assets experienced during 2008 will likely result in increased levels of future contributions. Allegheny has not yet determined the amount of future contributions, but may contribute up to $125 million to its pension plan for the year 2009. The amount of future contributions to the plan will depend on the funded status of the plan, asset performance and other factors. Allegheny currently anticipates that it will contribute $13 million to $15 million during 2009 to fund postretirement benefits other than pensions. See “Risk Factors.”

AE has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments, as of December 31, 2008. The table below does not include expected contributions for pension and postretirement benefits other than pensions, contingent liabilities and certain contractual commitments that were accounted for under fair value accounting. For more information regarding fair value accounting, see “Discussion of Segment Results of Operations-AE’s Generation and Marketing Segment Results.”

Contractual Obligations and Commitments (In millions)	Payments by December 31, 2009	Payments from January 1, 2010 to December 31, 2011	Payments from January 1, 2012 to December 31, 2013	Payments from January 1, 2014 and beyond	Total
Debt (a)	$93.8	$1,003.3	$1,076.5	$2,043.0	$4,216.6
Interest on debt (b)	253.1	470.9	335.5	771.5	1,831.0
Interest rate swap obligations	6.1	8.2	—	—	14.3
Capital lease obligations	11.3	19.4	10.9	6.8	48.4
Operating lease obligations	4.5	8.8	8.2	10.7	32.2
PURPA purchased power (c)	259.7	554.1	580.0	4,217.2	5,611.0
Fuel purchase and transportation commitments	715.3	1,970.4	1,450.1	3,177.2	7,313.0
Uncertain tax positions	3.8	69.6	6.1	—	79.5
Other purchase obligation (d)	26.3	48.6	22.6	—	97.5

Total	$1,373.9	$4,153.3	$3,489.9	$10,226.4	$19,243.5

(a)	Does not include unamortized debt expense, discounts, premiums and payments made and debt issued subsequent to December 31, 2008.
(b)	Amounts were based on interest rates as of December 31, 2008 and do not reflect any debt or interest rate changes subsequent to December 31, 2008.
(c)

Amounts were calculated based on expected PURPA purchased power prices at December 31, 2008 without giving effect to possible price changes that could occur as a result of any future CO2 emissions regulation or legislation.

(d)	Amounts represent Allegheny’s expected cash payments for outsourcing of certain information technology functions.

Coal Agreement

In July 2008, Allegheny entered into a coal purchase agreement and a modified agreement to lease Allegheny’s coal reserves in Washington County, Pennsylvania with an affiliate of Alliance Resource Partners, L.P. The coal purchase agreement is expected to provide Allegheny with a total of approximately 20 million tons of coal through 2020, with deliveries that are scheduled to begin in 2010 and are expected to reach two million tons per year in 2011. Under the modified lease agreement, Alliance will continue to lease Allegheny’s coal reserves in Washington County, while seeking the permits necessary to mine the coal. Allegheny will receive royalty payments from any production of coal from these coal reserves.

Off-Balance Sheet Arrangements

AE has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(In millions)	2008	2007	2006
Net income	$395.4	$412.2	$319.3
Income from discontinued operations, net of tax	—	—	(0.6)
Non-cash items included in income	440.5	544.3	472.7
Pension and other postretirement employee benefit plan contributions	(49.3)	(50.0)	(78.0)
Changes in certain assets and liabilities	74.8	48.6	44.9
Net cash provided by discontinued operations	—	—	4.8

Net cash provided by operating activities	$861.4	$955.1	$763.1

Cash flows provided by operating activities for 2008 were $861.4 million and primarily consisted of net income of $395.4 million, non-cash items of $440.5 million that reduced net income but did not result in the outlay of cash, and changes in certain assets and liabilities of $74.8 million. These amounts were partially offset by payments to Allegheny’s pension and other postretirement benefit plans of $49.3 million. The non-cash items primarily consisted of depreciation and amortization of $273.9 million and deferred income taxes of $156.2 million. Changes in certain assets and liabilities primarily consisted of a change in regulatory liabilities of $60.4 million, primarily relating to Allegheny receiving payments from its customers in advance of providing service in the future, in order to mitigate the impact of the transition to market-based generation rates, at which time the advanced payments will be credited to the customers, a change in regulatory assets of $43.2 million, primarily resulting from the recovery of previously deferred and earned revenue related to West Penn restructuring, a change in accrued taxes of $43.1 million, primarily as a result of timing differences associated with the payment of certain tax obligations, a change of $28.3 million relating to the Virginia State Corporation Commission Order that granted Potomac Edison an interim rate increase effective July 1, 2008 and a reduction in collateral deposits of $23.1 million, primarily due to reduced collateral requirements with various counterparties to Allegheny’s power contracts. These amounts were partially offset by $62.9 million in changes in receivables and payables resulting from normal working capital activity and an increase in materials, supplies and fuel of $62.8 million, primarily as a result of increased fuel inventory levels and higher prices.

Cash flows provided by operating activities for 2007 were $955.1 million and primarily consisted of net income of $412.2 million, non-cash items of $544.3 million that reduced net income but did not result in the outlay of cash, and changes in certain assets and liabilities of $48.6 million. The non-cash charges primarily consisted of depreciation and amortization of $277.0 million and deferred income taxes of $260.7 million. Changes in certain assets and liabilities primarily consisted of $30.2 million in changes in receivables and payables resulting from normal working capital activity and a $20.4 million change in accrued interest due to the timing of cash payments. These amounts were partially offset by contributions made to pension and other postretirement employee benefit plans of $50.0 million.

Cash flows provided by operating activities for 2006 were $763.1 million and primarily consisted of net income of $319.3 million, non-cash items of $472.7 million that reduced net income but did not result in the outlay of cash, and changes in certain assets and liabilities of $44.9 million. Significant cash outflows included $78.0 million in payments to Allegheny’s pension and other postretirement employee benefit plans. Changes in certain assets and liabilities primarily consisted of a $132.7 million decrease in collateral deposits, primarily due to the settlement of various contracts and improved credit ratings and a $24.8 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues. These amounts were partially offset by a $109.9 million decrease in accounts payable, primarily as a result of timing differences associated with the payment of certain obligations.

Investing Activities

Cash flows from investing activities are summarized as follows:

(In millions)	2008	2007	2006
Capital expenditures	$(994.1)	$(848.4)	$(447.3)
Proceeds from asset sales	1.1	1.8	2.6
Purchase of Merrill Lynch interest in subsidiary	(50.0)	—	—
Purchase in minority interest in Hunlock Creek Energy Ventures	—	—	(13.9)
Increase in restricted funds related to Fort Martin	—	(450.0)	—
Decrease (increase) in other restricted funds	10.7	(34.6)	8.7
Restricted funds used for Fort Martin construction	213.7	103.0	—
Other investments	(3.7)	(3.3)	(4.3)
Net cash provided by discontinued operations	—	—	50.4

Net cash used in investing activities	$(822.3)	$(1,231.5)	$(403.8)

Cash flows used in investing activities for 2008 were $822.3 million and primarily consisted of $994.1 million of capital expenditures and $50.0 million relating to the acquisition of Merrill Lynch’s minority interest in AE Supply, partially offset by a $224.4 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin Scrubber project to pay for construction costs associated with that ongoing project.

Cash flows used in investing activities for 2007 were $1,231.5 million and primarily consisted of $848.4 million of capital expenditures and a $381.6 million increase in restricted funds primarily as a result of the receipt and investment of the funds for the environmental control bonds relating to the construction of Scrubbers at Fort Martin.

Cash flows used in investing activities for 2006 were $403.8 million and included $447.3 million of capital expenditures and the $13.9 million purchase of the minority interest in Hunlock Creek Energy Ventures. These items were partially offset by net cash provided by discontinued operations of $50.4 million relating to the sale of the Gleason generation facility.

Financing Activities

Cash flows from financing activities are summarized as follows:

(In millions)	2008	2007	2006
Issuance of long-term debt, excluding debt related to Fort Martin	$647.7	$485.3	$1,571.3
Issuance of long-term debt related to Fort Martin	—	451.6	—
Repayment of long-term debt	(493.1)	(502.2)	(2,102.9)
Issuance (repayment) of note payable	(10.0)	10.0	—
Equity contribution to PATH, LLC by a joint venture partner	4.4	—	—
Payments on capital lease obligations	(9.0)	—	—
Redemption of preferred stock of subsidiary	—	(25.1)	—
Proceeds from exercise of employee stock options	25.3	26.4	24.7
Cash dividends paid to minority shareholder in Hunlock Creek Energy Ventures	—	—	(0.4)
Cash dividends paid on common stock	(101.1)	(25.0)	—

Net cash provided by (used in) investing activities	$64.2	$421.0	$(507.3)

Cash flows provided by financing activities for 2008 were $64.2 million and included $647.7 million (net of $12.3 million related to original issue discounts and debt issuance costs) in proceeds from the issuance of long-term debt, consisting of borrowings of $360.0 million under AE Supply’s Revolving Loan and TrAIL Company’s senior secured credit facility and issuance of $300.0 million of 7.95% First Mortgage Bonds, partially offset by $493.1 million in various debt repayments and $101.1 million of cash dividends paid on common stock.

Cash flows provided by financing activities for 2007 were $421.0 million and primarily included $936.9 million (net of $12.9 million related to original issue discounts and debt issuance costs) in proceeds from the issuance of long-term debt, consisting of the issuance of $459.3 million of environmental control bonds, $215.5 million of tax-exempt pollution control refunding bonds and $275.0 million of 5.95% First Mortgage Bonds. Partially offsetting these amounts were $502.2 million in various debt repayments.

Cash flows used in financing activities for 2006 were $507.3 million and included repayments of long-term debt of $2,102.9 million, primarily related to the May 2006 refinancings of the 2005 AE Credit Facility and the 2005 AE Supply Term Loan. Additional debt repayments included the September 2006 and October 2006 refinancings of outstanding Monongahela First Mortgage Bonds and Potomac Edison Medium-Term Notes, respectively and repayments of a portion of the amounts outstanding under the AE Credit Facility and the AE Supply Credit Facility. Partially offsetting these amounts were $1,571.3 million (net of $9.8 million related to original issue discounts and debt issuance costs) in proceeds from the issuance of long-term debt, primarily related to the previously mentioned refinancings and the issuance by West Penn of $145.0 million in First Mortgage Bonds.

Financing

AE Common Stock

AE issued 2.1 million and 1.9 million shares of common stock in 2008 and 2007, respectively, primarily in connection with stock option exercises and the settlement of stock units.

There were no shares of common stock repurchased in 2008 or 2007.

Preferred Stock

On September 4, 2007, Monongahela redeemed its 4.40% Cumulative Preferred Stock, $100 par value, its 4.80% Cumulative Preferred Stock, Series B, $100 par value, its 4.50% Cumulative Preferred Stock, Series C, $100 par value and its $6.28 Cumulative Preferred Stock, Series D, $100 par value with an aggregate carrying value of $24.0 million. In connection with the cash redemption, Monongahela paid accrued dividends at the redemption date plus a redemption premium of approximately $1.1 million that was charged against other paid-in capital. This premium also reduced income per common share. See Note 8, “Income Per Common Share” to the Consolidated Financial Statements for additional details.

Debt

See “Liquidity and capital requirements,” and Note 7, “Capitalization and Short-Term Debt” to the Consolidated Financial Statements for information regarding debt.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” for information on recent accounting pronouncements affecting Allegheny.

CREDIT RATINGS

The following table lists Allegheny’s credit ratings, as of February 27, 2009:

	Moody’s	S & P	Fitch
AE:
Outlook	Stable	Stable	Stable
Corporate Credit Rating	Not Rated	BBB-	BBB-	(a)
Senior Unsecured Debt	Ba1	BB+	BBB-
AE Supply:
Outlook	Stable	Stable	Stable
Senior Secured Debt	Baa2	BBB	BBB
Senior Unsecured Debt	Baa3	BBB-	BBB-
Monongahela:
Outlook	Stable	Stable	Stable
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
Environmental Control Bonds	Aaa	AAA	AAA
Potomac Edison:
Outlook	Stable	Stable	Negative	(b)
First Mortgage Bonds	Baa2	BBB+	BBB	(b)
Environmental Control Bonds	Aaa	AAA	AAA
West Penn:
Outlook	Stable	Stable	Stable
Transition Bonds	Aaa	AAA	AAA
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
AGC:
Outlook	Stable	Stable	Stable
Senior Unsecured Debt	Baa3	BBB-	BBB-

(a)	Issuer Default Rating
(b)	Positive Watch

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2008, Allegheny continued its focus on managing risk, optimizing the value of its generation facilities and prudently managing and protecting the value associated with its wholesale energy markets transactions portfolio.

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

At December 31, 2008, AE’s outstanding debt subject to variable interest rates was $537.0 million, compared to $582.0 million of outstanding debt subject to variable interest rates at December 31, 2007. Accordingly, a one percent increase in the variable interest rate under AE’s and AE Supply’s current credit facilities would increase Allegheny’s projected interest expense in 2009 by approximately $5.4 million for outstanding debt, on an annual basis, based on the amount of outstanding debt as of December 31, 2008. See Note 7, “Capitalization and Short-Term Debt,” to the Consolidated Financial Statements.

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

Allegheny engages in various energy transacting activities. The counterparties to these transactions generally include electric and natural gas utilities, independent power producers, energy marketers and commercial and industrial customers. In the event the counterparties do not fulfill their obligations, Allegheny may incur a loss to close out a position.

Allegheny has a concentration of counterparties in the electric and natural gas utility industries. This concentration of counterparties may affect Allegheny’s overall exposure to credit risk, either positively or negatively, because these counterparties may be similarly affected by changes in economic or other conditions.

Allegheny is dependent on coal for much of its electric generation capacity. Allegheny has coal supply contracts in place that partially mitigate its exposure to negative fluctuations in coal prices. However, Allegheny can provide no assurance that the counterparties to these agreements will fulfill their obligations to supply coal. The suppliers under these agreements may, as a general matter, experience financial, legal or technical problems that inhibit their ability to fulfill their obligations. Among other circumstances, the prevailing constrained credit markets and overall negative economic conditions may affect the ability of Allegheny’s suppliers to access the capital markets and maintain adequate liquidity to sustain their respective businesses. Various industry and operational factors, including increased costs, transportation constraints, safety issues and operational difficulties may have negative effects on coal supplier performance. During periods of rising coal prices, the factors impacting supplier performance could have a more pronounced financial impact. Furthermore, the suppliers under these agreements may not be required to supply coal to Allegheny under certain circumstances, such as in the event of a natural disaster. If Allegheny is unable to obtain its coal requirements under these contracts, it may be required to purchase coal at higher prices. In addition, although these agreements generally contain specified prices, they also provide for price adjustments related to changes in specified cost indices, as well as specific events, such as changes in regulations affecting the coal industry. Changes in the supply and price of coal could have a material adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

As of December 31, 2008, Allegheny’s derivatives are comprised primarily of commodity hedges that will expire through May 2011.

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

Wholesale Credit Risk

We measure wholesale credit risk as the replacement cost for derivatives in power and natural gas excluding FTRs (both mark-to-market and accrual) adjusted for amounts owed to or due from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses, where we have a legally enforceable right of setoff. We monitor and manage the credit risk of our wholesale marketing, risk management, and energy transacting operation through credit policies and procedures which include an established credit approval process, daily monitoring of counterparty credit limits, the use of credit mitigation measures such as margin, collateral, and the use of master netting agreements.

As of December 31, 2008 and 2007, the credit portfolio of our wholesale marketing, risk management, and energy transacting operation had the following public credit ratings:

	2008	2007
Rating:
Investment Grade (a)	91%	75%
Non-Investment Grade	—%	—%
Non-Rated	9%	25%

(a)	Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

A portion of our total wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing, risk management, and energy transacting operations that are accounted for using derivative accounting, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid. The following table highlights the credit quality and exposures related to these activities, excluding FTRs, at December 31, 2008:

(Dollar amounts in millions)	Total Exposure Before Collateral	Collateral	Net Exposure	Number of Counterparties With Greater than 10% of Net Exposure	Net Exposure of Counterparties With Greater Than 10% of Net Exposure
Rating:
Investment grade	$116.3	$22.9	$139.2	5	89.6%
Non-investment grade	—	—	—	—	—
Not rated	5.7	8.8	14.5	—	—

Total	$122.0	$31.7	$153.7	5	81.1%

Due to the possibility of extreme volatility in the prices of energy commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If such a counterparty were then to fail to perform its obligations under its contract (for example, by failing to deliver the electricity our wholesale marketing, risk management, and energy transacting operation had contracted for), we could incur a loss that could have a material impact on our financial results.

Market Risk

Market risk arises from the potential for changes in the value of energy related to price and volatility in the market. Allegheny reduces these risks by using its generation assets to back positions on physical transactions. Allegheny monitors market risk exposure and credit risk limits within the guidelines of its Corporate Risk business practices. Allegheny evaluates commodity price risk, operational risk and credit risk in establishing the fair value of commodity contracts.

Allegheny and AE Supply use various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). VaR is a statistical model that measures the variability of value and predicts the risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and monitor positions. Allegheny and AE Supply calculate VaR using the Monte-Carlo technique by simulating thousands of scenarios sampling from the probability distribution of uncertain market variables. In addition to VaR, Allegheny and AE Supply routinely perform stress and scenario analyses to measure extreme losses due to exceptional events. Also, VaR models are back-tested to provide reasonable assurance of accuracy and reliability.

AE Supply calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a marked-to-market basis. These wholesale energy market positions consist of derivatives in power and natural gas excluding FTRs. The FTRs are excluded from the VaR measurement as they are generally considered as the economic hedges that serve Allegheny’s load obligation. As of December 31, 2008 and December 31, 2007, this calculation yielded a VaR of $3 million and $0, respectively. This VaR increase is primarily due to the increase in the transactions being accounted for on a mark-to-market basis as described in Note 12 “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s Consolidated Balance Sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time and may differ from the final settlement amounts. As described in Note 12 “Fair Value Measurements, Derivative Instruments and Hedging Activities,” Allegheny recorded $36.8 million in unrealized losses attributable to FTRs during the twelve months ended December 31, 2008.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Operating revenues	$3,385,916	$3,307,020	$3,121,489
Operating expenses:
Fuel	1,080,861	930,788	842,661
Purchased power and transmission	395,566	393,182	382,990
Gain on sale of OVEC power agreement and shares	—	—	(6,124)
Deferred energy costs, net	(63,697)	(10,108)	7,584
Operations and maintenance	674,914	687,050	685,650
Depreciation and amortization	273,912	277,014	273,134
Taxes other than income taxes	214,855	211,806	203,274

Total operating expenses	2,576,411	2,489,732	2,389,169

Operating income	809,505	817,288	732,320
Other income (expense), net	22,287	36,778	33,956
Interest expense and preferred dividends of subsidiary	231,936	187,926	271,436

Income from continuing operations before income taxes and minority interest	599,856	666,140	494,840
Income tax expense	203,966	250,805	173,543
Minority interest in net income of subsidiaries	443	3,121	2,562

Income from continuing operations	395,447	412,214	318,735
Income from discontinued operations, net of tax (Note 25)	—	—	586

Net income	$395,447	$412,214	$319,321

Common share data:
Weighted average common shares outstanding:
Basic	168,459	166,022	164,184
Diluted	169,991	169,468	168,679
Basic income per common share	$2.35	$2.48	$1.94

Diluted income per common share	$2.33	$2.43	$1.89

Dividends per common share	$0.60	$0.15	$—

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$395,447	$412,214	$319,321
Income from discontinued operations, net of tax	—	—	(586)
Adjustments for non-cash items included in income:
Depreciation and amortization	273,912	277,014	273,134
Amortization of debt related costs	10,909	10,140	23,086
Amortization of power sale liability related to Ohio sale	—	(10,500)	(25,900)
Amortization of Pennsylvania transition assets and liabilities	(8,094)	2,220	(1,941)
Provision for uncollectible accounts	16,484	17,251	14,874
Deferred income taxes and investment tax credit, net	156,229	260,697	163,834
Deferred energy costs, net	(63,697)	(10,108)	7,584
Unrealized gains on derivative contracts, net	(18,820)	(3,198)	(32,397)
Employee benefit expenses	45,181	46,659	55,343
Contributions to pension and OPEB plans	(49,318)	(49,998)	(77,966)
Deferred revenue—Fort Martin scrubber project	10,762	18,328	—
Accrued interest reversal—Merrill Lynch settlement	—	(54,689)	—
Other, net	17,595	(9,535)	(4,901)
Changes in certain assets and liabilities:
Accounts receivable, net	(26,165)	(31,667)	24,817
Materials, supplies and fuel	(62,751)	(4,513)	(8,087)
Collateral deposits	23,102	(6,744)	132,727
Accounts payable	(36,732)	61,868	(109,931)
Accrued taxes	43,089	(10,536)	(9,868)
Deferred revenue—Virginia July 1, 2008 rate increase	28,333	—	—
Regulatory assets and liabilities	103,577	17,608	(3,895)
Other operating assets and liabilities	2,371	22,548	19,052
Net cash provided by discontinued operations	—	—	4,804

Net cash provided by operating activities	861,414	955,059	763,104

Cash Flows From Investing Activities:
Capital expenditures	(994,073)	(848,397)	(447,325)
Proceeds from asset sales	1,063	1,770	2,591
Purchase of Merrill Lynch interest in subsidiary	(50,000)	—	—
Purchase of minority interest in Hunlock Creek Energy Ventures	—	—	(13,900)
Increase in restricted funds related to Fort Martin	—	(450,000)	—
Decrease (increase) in other restricted funds	10,714	(34,578)	8,666
Restricted funds used for Fort Martin construction	213,677	102,977	—
Other investments	(3,642)	(3,238)	(4,278)
Net cash provided by discontinued operations	—	—	50,402

Net cash used in investing activities	(822,261)	(1,231,466)	(403,844)

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2008	2007	2006
Cash Flows From Financing Activities:
Issuance of long-term debt, excluding debt related to Fort Martin	647,677	485,332	1,571,289
Issuance of long-term debt related to Fort Martin	—	451,583	—
Repayment of long-term debt	(493,136)	(502,189)	(2,102,854)
Issuance (repayment) of note payable	(10,000)	10,000	—
Equity contribution to PATH, LLC by a joint venture partner	4,460	—	—
Payments on capital lease obligations	(8,971)	(3)	(60)
Redemption of preferred stock of subsidiary	—	(25,148)	—
Proceeds from exercise of employee stock options	25,347	26,447	24,691
Cash dividends paid to Hunlock Creek minority shareholder	—	—	(400)
Cash dividends paid on common stock	(101,135)	(25,003)	—

Net cash provided by (used in) financing activities	64,242	421,019	(507,334)

Net increase (decrease) in cash and cash equivalents	103,395	144,612	(148,074)
Cash and cash equivalents at beginning of period	258,750	114,138	262,212

Cash and cash equivalents at end of period	$362,145	$258,750	$114,138

Supplemental Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$228,224	$209,556	$241,300
Income taxes, net	$10,751	$(677)	$3,204

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(In thousands)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$362,145	$258,750
Accounts receivable:
Customer	188,309	195,545
Unbilled utility revenue	122,695	110,569
Wholesale and other	61,445	57,626
Allowance for uncollectible accounts	(13,280)	(14,252)
Materials and supplies	115,107	103,075
Fuel	128,238	72,506
Deferred income taxes	69,617	286,440
Prepaid taxes	44,766	48,343
Collateral deposits	33,441	59,527
Derivative assets	113,087	29
Restricted funds	36,787	47,501
Regulatory assets	158,835	73,299
Other	74,530	16,001

Total current assets	1,495,722	1,314,959

Property, Plant and Equipment:
Generation	6,107,344	5,992,919
Transmission	1,171,716	1,126,657
Distribution	3,944,068	3,761,438
Other	463,377	452,525
Accumulated depreciation	(4,994,099)	(4,795,925)

Subtotal	6,692,406	6,537,614
Construction work in progress	1,309,790	658,966

Total property, plant and equipment, net	8,002,196	7,196,580

Investments and Other Assets:
Goodwill	367,287	367,287
Restricted funds—Fort Martin scrubber project	133,346	347,023
Investments in unconsolidated affiliates	27,955	27,875
Other	19,695	15,974

Total investments and other assets	548,283	758,159

Deferred Charges:
Regulatory assets	687,696	601,603
Derivative assets	9,816	—
Other	67,335	35,288

Total deferred charges	764,847	636,891

Total Assets	$10,811,048	$9,906,589

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	As of December 31,
(In thousands, except share amounts)	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$10,000
Long-term debt due within one year (Note 7)	93,848	95,367
Accounts payable	374,229	380,688
Accrued taxes	119,431	83,580
Payable to PJM for FTRs (Note 12)	110,774	—
Derivative liabilities	22,153	14,117
Regulatory liabilities	69,208	4,029
Accrued interest	58,048	65,583
Security deposits	46,166	38,976
Other	109,643	95,163

Total current liabilities	1,003,500	787,503

Long-term Debt (Note 7)	4,115,921	3,943,947
Deferred Credits and Other Liabilities:
Derivative liabilities	11,886	12,815
Income taxes payable	75,669	68,050
Investment tax credit	65,768	69,353
Deferred income taxes	1,277,439	1,345,953
Obligations under capital leases	39,511	38,765
Regulatory liabilities	528,937	488,393
Pension and other postretirement employee benefit plan liabilities	578,440	324,320
Adverse power purchase commitment	132,334	149,799
Other	125,989	129,098

Total deferred credits and other liabilities	2,835,973	2,626,546

Commitments and Contingencies (Note 26)
Minority Interest	4,906	13,241
Common Stockholders’ Equity:
Common stock—$1.25 par value per share, 260 million shares authorized and 169,413,887 and 167,273,069 shares issued at December 31, 2008 and 2007, respectively	211,767	209,091
Other paid-in capital	1,952,440	1,924,072
Retained earnings	731,615	444,177
Treasury stock at cost—49,493 shares	(1,756)	(1,756)
Accumulated other comprehensive loss	(43,318)	(40,232)

Total common stockholders’ equity	2,850,748	2,535,352

Total Liabilities and Stockholders’ Equity	$10,811,048	$9,906,589

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Capitalization

			As of December 31,
(Dollar amounts in thousands)			2008	2007
Common Stockholders’ Equity			$2,850,748	$2,535,352

Long-Term Debt:
	As of December 31, 2008
	Contractual Maturities	Interest Rate %
Medium-term notes	2010-2012	6.625 – 8.250	$1,240,000	$1,240,000
First mortgage bonds	2013-2017	5.125 – 7.950	1,480,000	1,180,000
AE Supply credit facility (a)	2011	2.626	447,000	572,000
TrAIL Company credit facility	2015	3.875	90,000	—
Environmental control bonds	2016-2028	4.982 – 5.523	439,485	459,300
Pollution control bonds	2012-2037	5.050 – 6.875	324,280	324,280
Transition bonds	2010	4.460	95,816	171,368
Debentures	2023	6.875	100,000	100,000
Unamortized debt discounts	—	—	(6,812)	(7,634)

Total long-term debt (including current portion of $93,848 and $95,367 at December 31, 2008 and 2007, respectively)			$4,209,769	$4,039,314

Total Capitalization			$7,060,517	$6,574,666

(a)	Variable interest rate debt.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings (deficit)	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity	Comprehensive income
Balance at December 31, 2005	162,952,802	$203,753	$1,880,644	$(244,625)	$(1,756)	$(142,721)	$1,695,295
Net income	—	—	—	319,321	—	—	319,321	$319,321
Defined benefit pension and other benefit plans:
Adoption of SFAS 158, net of tax of $35,628	—	—	—	—	—	(52,321)	(52,321)
Change in pension AML, intangible asset and regulatory asset, net of tax of $38,208	—	—	—	—	—	56,109	56,109	56,109
Unrealized income on available-for-sale securities, net of tax of $1	—	—	—	—	—	1	1	1
Cash flow hedges, net of tax of $20,094	—	—	—	—	—	31,744	31,744	31,744

Comprehensive income								$407,175

Stock-based compensation expense:
Stock units	—	—	4,680	—	—	—	4,680
Non-employee stock awards	4,000	5	1,251	—	—	—	1,256
Stock options	—	—	7,940	—	—	—	7,940
Exercise of stock options	1,234,759	1,543	23,148	—	—	—	24,691
Settlement of stock units	1,168,854	1,461	(10,591)	—	—	—	(9,130)
Settlement of performance shares	—	—	807	—	—	—	807
Other	—	—	—	2	—	—	2

Balance at December 31, 2006	165,360,415	$206,762	$1,907,879	$74,698	$(1,756)	$(107,188)	$2,080,395

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (continued)

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity	Comprehensive income
Balance at December 31, 2006	165,360,415	$206,762	$1,907,879	$74,698	$(1,756)	$(107,188)	$2,080,395
Net income	—	—	—	412,214	—	—	412,214	$412,214
Defined benefit pension and other benefit plans:
Net gain during period, net of tax of $10,634	—	—	—	—	—	15,674	15,674	15,674
Amortizations:
Net actuarial loss, net of tax of $1,365	—	—	—	—	—	2,012	2,012	2,012
Net transition obligation, net of tax of $664	—	—	—	—	—	979	979	979
Net prior service cost, net of tax of $349	—	—	—	—	—	514	514	514
Unrealized losses on available-for-sale securities, net of tax of $5	—	—	—	—	—	(8)	(8)	(8)
Cash flow hedges, net of tax of $2,876	—	—	—	—	—	(4,521)	(4,521)	(4,521)
Effects of West Virginia Rate Order:
Establishment of regulatory asset related to pension obligation, net of tax of $35,663	—	—	—	—	—	52,306	52,306	52,306
Adjustment related to 2005 SO2 allowance sale, net of tax of $5,777	—	—	(8,306)	—	—	—	(8,306)

Comprehensive income								$479,170

Adoption of FIN 48	—	—	—	(17,722)	—	—	(17,722)
Premium on redemption of preferred stock of Monongahela	—	—	(1,148)	—	—	—	(1,148)
Dividends on common stock	—	—	—	(25,003)	—	—	(25,003)
Stock-based compensation expense:						—
Stock units	—	—	2,392	—	—	—	2,392
Non-employee stock awards	18,300	23	957	(10)	—	—	970
Stock options	—	—	6,975	—	—	—	6,975
Exercise of stock options	1,445,969	1,807	24,640	—	—	—	26,447
Settlement of stock units	373,395	467	(9,285)	—	—	—	(8,818)
Settlement of performance shares	25,497	32	(32)	—	—	—	—

Balance at December 31, 2007	167,223,576	$209,091	$1,924,072	$444,177	$(1,756)	$(40,232)	$2,535,352

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (continued)

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity	Comprehensive income
Balance at December 31, 2007	167,223,576	$209,091	$1,924,072	$444,177	$(1,756)	$(40,232)	$2,535,352
Net income	—	—	—	395,447	—	—	395,447	$395,447
Defined benefit pension and other benefit plans:
Net loss during period, net of tax of $26,944	—	—	—	—	—	(39,454)	(39,454)	(39,454)
Amortizations:
Net actuarial loss, net of tax of $193	—	—	—	—	—	282	282	282
Net transition obligation, net of tax of $632	—	—	—	—	—	926	926	926
Net prior service cost, net of tax of $307	—	—	—	—	—	449	449	449
Unrealized losses on available-for-sale securities, net of tax of $3	—	—	—	—	—	4	4	4
Cash flow hedges, net of tax of $20,502	—	—	—	—	—	32,358	32,358	32,358

Comprehensive income								$390,012

Adoption of measurement date provisions of SFAS 158 for pension and other benefit plans:
Service cost, interest cost and expected return on plan assets, net of tax of $3,007	—	—	—	(4,411)	—	—	(4,411)
Amortizations:
Net actuarial loss, net of tax of $658	—	—	—	(964)	—	964	—
Net transition obligation, net of tax of $624	—	—	—	(913)	—	913	—
Net prior service cost, net of tax of $322	—	—	—	(472)	—	472	—
Dividends on common stock	—	—	—	(101,135)	—	—	(101,135)
Stock-based compensation expense:						—
Stock units	—	—	645	—	—	—	645
Non-employee stock awards	20,869	26	1,088	(34)	—	—	1,080
Stock options	—	—	9,265	—	—	—	9,265
Performance shares	—	—	2,889	—	—	—	2,889
Exercise of stock options	1,849,316	2,312	23,035	—	—	—	25,347
Settlement of stock units	270,633	338	(8,402)	—	—	—	(8,064)
Dividends on stock units	—	—	80	(80)	—	—	—
Other	—	—	(232)	—	—	—	(232)

Balance at December 31, 2008	169,364,394	$211,767	$1,952,440	$731,615	$(1,756)	$(43,318)	$2,850,748

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Business Description

Allegheny Energy, Inc. (“AE” and, together with its subsidiaries, “Allegheny”) is an integrated energy business that owns and operates electric generation facilities and delivers electric services to customers in Pennsylvania, West Virginia, Maryland and Virginia. Allegheny’s two business segments are the Delivery and Services segment and the Generation and Marketing segment. These reportable segments are strategic business units that offer different products and services and are managed separately.

The Delivery and Services segment primarily consists of Allegheny’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding its generation operations, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”). The Distribution Companies primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland and Virginia. The Distribution Companies are subject to federal and state regulation, including regulation of rates. The Delivery and Services segment also includes Trans-Allegheny Interstate Line Company (“TrAIL Company”) and Potomac-Appalachian Transmission Highline, LLC (“PATH, LLC”). TrAIL Company was formed in 2006 in connection with the management and financing of transmission expansion projects, including the Trans-Allegheny Interstate Line (“TrAIL”), a 500 kV transmission line to extend from southwestern Pennsylvania through West Virginia and into northern Virginia. PATH, LLC, which is a series limited liability company, was formed in 2007 with a subsidiary of American Electric Power Company, Inc. (“AEP”) to build the Potomac-Appalachian Transmission Highline (“PATH”), a high-voltage transmission line that is to extend through West Virginia and into Maryland. See Note 4, “Transmission Expansion.”

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

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of Allegheny’s personnel. As of December 31, 2008, AESC employed 4,455 employees, approximately 1,260 of whom were subject to collective bargaining arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include, but are not limited to, inventory valuation, allowance for doubtful accounts, goodwill, intangible and long-lived asset impairment, unbilled electricity revenue, valuation of derivative and energy contracts, asset retirement obligations, the effects of regulation, long-lived asset recovery, the effects of contingencies and certain assumptions made in accounting for pension and postretirement benefits. The estimates and assumptions used are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could ultimately differ from those estimates.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The Consolidated Financial Statements include the accounts of AE and its wholly owned and controlled subsidiaries, as well as those Variable Interest Entities for which AE is the primary beneficiary. See Note 24, “Variable Interest Entities,” for additional information.

All intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in conformity with GAAP, giving recognition to the rate-making and accounting practices of the Federal Energy Regulatory Commission (“FERC”) and applicable state regulatory commissions.

Regulatory Assets and Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable return on their utility investment.

Allegheny accounts for its regulated utility operations under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). The economic effects of regulation can result in a regulated company deferring costs or revenues that have been, or are expected to be, allowed in the rate-setting process in a period different from the period in which the costs, revenues or other comprehensive income would be recognized by an unregulated enterprise. Accordingly, Allegheny records assets and liabilities that result from the regulated rate-making process that would not be recorded under GAAP for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as current and non-current “Regulatory assets” and “Regulatory liabilities.” Allegheny periodically evaluates the applicability of SFAS 71 and considers factors such as regulatory changes and the impact of competition. If SFAS 71 would no longer apply to some portion of Allegheny’s operations, Allegheny would eliminate the related regulatory assets and liabilities and record the impact as an extraordinary item in the statement of income. See Note 5, “Regulatory Assets and Liabilities,” for additional information.

Revenues

Revenues from the sale of electricity to customers of the regulated utility subsidiaries are recognized in the period that the electricity is delivered and consumed by customers, including an estimate for unbilled revenues.

Revenues from the sale of generation are recorded in the period in which the electricity is delivered.

PJM Interconnection, LLC (“PJM”) is a regional transmission organization that operates a competitive wholesale energy market. To facilitate the economic dispatch of Allegheny’s generation, AE Supply and Monongahela sell most of the power that they generate into the PJM market and purchase from the PJM market most of the power needed to meet the Distribution Companies’ load obligations. PJM power purchases and sales are reported on a net basis in “Operating revenues.”

The Distribution Companies recognize estimated unbilled revenues. Energy billings to individual customers are based on meter readings, which are performed periodically on a systematic basis. At the end of each month, the amount of energy delivered to each customer is estimated based in part on the most recent reading of the customer’s meter, and the Distribution Companies recognize unbilled revenues that reflect these estimates. The unbilled revenue estimates are based on daily generation, purchases of electricity, estimated customer usage by customer type, weather effects, electric line losses and the most recent consumer rates.

Revenues from all other activities are recorded in the period during which the relevant products or services are delivered and accepted by customers. A provision for uncollectible accounts is recorded as a component of operations and maintenance expense.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements, Derivative Instruments and Hedging Activities

Derivative contracts are recorded in Allegheny’s Consolidated Balance Sheets at fair value. Changes in the fair value of the derivative contract are included in revenues or expenses on the Consolidated Statements of Income unless the derivative falls within the “normal purchases and normal sales” scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) or is designated as a cash flow hedge for accounting purposes. The normal purchases and normal sales scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting and, therefore, are not recorded on the balance sheet at fair value. For certain transactions that are designed to hedge the cash flows of a forecasted transaction and that are designated in a hedging relationship, the effective portion of the hedge is recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss” and subsequently reclassified into earnings when the forecasted transaction is settled and impacts earnings. The ineffective portion of the hedge is immediately recognized in earnings.

Fair values for exchange-traded instruments, principally futures and certain options, are based on actively quoted market prices. Fair values are subject to change in the near term and reflect management’s best estimate based on various factors. In establishing the fair value of commodity contracts that do not have quoted prices, such as physical contracts, financial transmission rights (“FTRs”) and over-the-counter options and swaps, management uses available market data and pricing models to estimate fair values. Estimating the fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

Allegheny has netting agreements with various counterparties. These agreements provide the right to set off amounts due from or to the counterparty. In cases in which these netting agreements are in place, Allegheny records the fair value of derivative assets, liabilities and cash collateral and accounts receivable and accounts payable with each counterparty on a net basis. Cash flows associated with derivative contracts are recorded in cash flows from operating activities. See Note 12, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” for additional details regarding energy transacting activities.

Deferred Energy Costs, Net

Deferred energy costs, net represent the deferral of certain energy costs from the period in which they were incurred to the period in which such costs are recovered in rates. Allegheny records deferred energy costs relating to the following items:

Expanded Net Energy Cost (“ENEC”)

In May 2007, the Public Service Commission of West Virginia (the “West Virginia PSC”) issued the West Virginia Rate Order, which re-established an annual ENEC method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues are tracked for under and/or over recoveries, and revised ENEC rate filings are made on an annual basis. Any under and/or over recovery of costs, net of related revenues, is deferred, for subsequent recovery or refund, as a regulatory asset or regulatory liability, with the corresponding impact on the Consolidated Statements of Income reflected within “Deferred energy costs, net.” By order dated January 14, 2008, the West Virginia PSC approved a modification to the ENEC directing interest earnings on an escrow fund related to environmental control bonds that Allegheny issued in connection with the construction of flue gas

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

desulfurization equipment (“Scrubbers”) at Monongahela’s Fort Martin generation facility (“Fort Martin”) to be applied to the ENEC. See Note 3, “Regulation and Rate Matters,” and Note 5, “Regulatory Assets and Liabilities” for additional information.

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

Grant Town PURPA Generation Facility

Monongahela acquires energy from the Grant Town PURPA generation facility in West Virginia. The West Virginia PSC approved an amendment to the Electric Energy Purchase Agreement between Monongahela and American Bituminous Power Partners, L.P., the owners of the Grant Town PURPA generation facility, in April 2006. The amendment provided for an increase in the price of energy that Monongahela is acquiring until 2017. The West Virginia PSC authorized Monongahela to institute a temporary surcharge designed to recover the increase in costs from West Virginia customers, as well as a deferred accounting mechanism by which actual aggregate amounts of the incremental cost increase were tracked and reconciled by comparison to the aggregate amounts recovered from West Virginia customers through the temporary surcharge. As a result of the West Virginia Rate Order, the increase in costs discussed above are now included in the ENEC. See Note 3, “Regulation of Rates,” for additional information.

Debt Issuance Costs

Costs incurred to issue debt are recorded as deferred charges on the Consolidated Balance Sheets. These costs are amortized over the term of the related debt instrument using the straight line method, which approximates the effective interest method, except for TrAIL Company, which uses the effective interest method.

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

Allegheny Money Pool.  Allegheny manages excess cash through its internal money pool. The money pool provides funds to approved AE subsidiaries at the lower of the Federal Reserve’s previous day federal funds effective interest rate, or the Federal Reserve’s previous day seven day commercial paper rate, less four basis points. The minimum interest rate charged to approved AE subsidiaries is zero percent. AE and AE Supply can only place money into the money pool. Monongahela, West Penn and Potomac Edison can either place money into, or borrow money from, the money pool. AGC can only borrow money from the money pool.

Power Sales and Purchases.  AE Supply provides power to Potomac Edison and West Penn to meet the majority of their retail load. Through December 31, 2006, Monongahela sold the power that it generated from its West Virginia jurisdictional assets to AE Supply at PJM market prices and purchased from AE Supply, at PJM market prices, the power necessary to meet its West Virginia jurisdictional customer load. Effective January 1, 2007, Monongahela sells the power that it generates from its West Virginia jurisdictional assets into the PJM market and purchases from the PJM market the power necessary to meet its West Virginia jurisdictional customer load and its contractual obligations. Additionally, through December 31, 2006, Potomac Edison had a power purchase agreement with AE Supply under which AE Supply provided Potomac Edison with the power necessary to meet its West Virginia load obligation at a fixed rate. Effective January 1, 2007, Monongahela assumed the obligation to supply power to serve Potomac Edison’s West Virginia load.

AE Supply and Monongahela purchase all of AGC’s capacity in the Bath County generation facility under a “cost-of-service formula” wholesale rate schedule approved by FERC. AE Supply and Monongahela purchase capacity from AGC on a proportionate basis, based on their respective equity ownership of AGC.

Leases.  West Penn and Monongahela own property, including buildings and software that they lease primarily to AESC for its use in providing services to AE and its affiliates.

Long-Lived Assets

Allegheny’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. If the carrying amount of the asset exceeds the expected undiscounted future cash flows to be generated by the asset, an impairment loss is recognized, and the asset is written down to its fair value. Allegheny did not record any impairment charges during 2008 and 2007. See Note 25, “Asset Sales and Discontinued Operations,” for asset impairment charges recorded during 2006.

Property, Plant and Equipment

Property, plant and equipment (“property”) is recorded at original cost. This cost includes direct labor, materials and indirect costs, such as operation, maintenance and depreciation of transportation and construction equipment, taxes, postretirement benefits and other benefits related to employees to the extent they are engaged in construction. In addition, property subject to rate regulation includes an allowance for funds used during construction on property for which construction work in progress is not included in rate base. Property not subject to rate regulation includes capitalized interest.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon retirement of property, no gain or loss is generally recognized and the original cost of the property less salvage is charged to accumulated depreciation. The cost of removal of regulated property is charged to the related regulatory liability or regulatory asset, and the cost of removal of unregulated property, for which no asset retirement obligation (“ARO”) has been recorded, is expensed as incurred.

Allegheny capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over the expected useful life of the software.

Asset Retirement Obligations

Allegheny accounts for AROs and conditional AROs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47 “Accounting for Conditional Asset Retirement Obligations.” Under these pronouncements, a liability for the fair value of an ARO is recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as a part of the carrying amount of the long-lived assets. The asset retirement cost is subsequently allocated to expense over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or decrease in the asset retirement cost and ARO. When settled, actual ARO costs are charged against the recorded liability for unregulated companies and are charged to a regulatory liability or regulatory asset for regulated companies.

Capitalized Interest and Allowance for Funds Used During Construction (“AFUDC”)

For non-regulated construction, Allegheny capitalizes interest costs associated with construction. The average interest capitalization rates for 2008, 2007 and 2006 were 6.56%, 7.04% and 7.01%, respectively. Allegheny capitalized $34.6 million, $20.0 million, and $6.9 million of interest during 2008, 2007 and 2006, respectively.

AFUDC is a component of the construction of Property, Plant and Equipment defined in the applicable regulatory uniform system of accounts representing “the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.” AFUDC is capitalized in those instances in which the related construction work in progress is not included in rate base in the rate setting process and is reflected in the Statements of Income as a reduction to Interest expense and Other income (expense) to the extent it relates to borrowed funds and other funds used in construction, respectively. Rates used by the regulated subsidiaries for computing AFUDC in 2008, 2007 and 2006 averaged 7.17%, 7.56% and 6.42%, respectively. Allegheny recorded AFUDC of $6.6 million in 2008 and 2007 and $5.0 million in 2006, of which $3.7 million, $2.7 million and $1.7 million was reflected in “Other income (expense), net” and $2.9 million, $3.9 million and $3.3 million was reflected as a reduction to “Interest expense” for 2008, 2007 and 2006, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Maintenance

Depreciation expense is determined generally on a straight-line group method over the estimated service lives of depreciable assets for unregulated operations. For regulated utility operations, depreciation expense is determined using a straight-line group method in accordance with currently enacted regulatory rates. Under the straight-line group method, plant components are categorized as “retirement units” or “minor items of property.” As retirement units are replaced, the cost of the replacement is capitalized and the original component is retired. Replacements of minor items of property are expensed as maintenance. Depreciation expense was approximately 2.3% of average depreciable property in 2008 and 2007 and 2.4% in 2006. Estimated service lives for generation, T&D and other property at December 31, 2008 were as follows:

Years
Generation property:
Steam scrubbers and equipment	43-65
Steam generator units	45-80
Internal combustion units	40-44
Hydroelectric dams and facilities	50-152
Transmission and distribution property:
Electric equipment	10-100
Easements	70-100
Other property:
Office buildings and improvements	42-60
General office and other equipment	10-25
Vehicles and transportation	7-25
Computers, software and information systems	5-20

Allegheny completed a review of the estimated remaining service lives and depreciation practices relating to its unregulated generation facilities during the first quarter of 2006. As a result of this review, effective January 1, 2006, Allegheny prospectively extended the depreciable lives of its unregulated coal-fired generation facilities for periods ranging from 5 to 15 years to match the estimated remaining economic lives of these generation facilities. The extension of estimated lives reflected a number of factors, including the physical condition of the facilities, current maintenance practices and planned investments in the facilities. Allegheny also updated its property unit catalog and retirement unit definitions. These changes were considered in estimating the revised depreciation rates. See Note 21, “Review of Estimated Remaining Service Lives and Depreciation Practices,” for additional information.

The cost of repairs, maintenance including planned major maintenance activities, and minor replacements of property are charged to maintenance expense as incurred.

Goodwill and Intangible Assets

Goodwill represents the acquisition cost of a business combination in excess of fair value of tangible and intangible assets acquired, less liabilities assumed. Recorded goodwill is not amortized, but is tested for impairment at least annually. Other intangible assets with finite lives are amortized over their useful lives and tested for impairment when events or circumstances warrant. See Note 18, “Goodwill and Intangible Assets” for additional information.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are generally accounted for under the equity method of accounting. The income or loss on such investments is recorded in “Other income (expense), net” in the Consolidated Statements of Income. Investments in unconsolidated affiliates of $28.0 million and $27.9 million at December 31, 2008 and 2007, respectively, primarily consisted of Allegheny’s investment, through AE Supply, in Buchanan Generation LLC.

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, investments in money market funds and highly liquid investments purchased with original maturities of three months or less are considered to be the equivalent of cash.

Restricted Funds

At December 31, 2008 and 2007, Allegheny had current restricted funds of $36.8 million and $47.5 million, respectively. Current restricted funds at December 31, 2008 and 2007 included $21.9 million and $35.2 million, respectively, of funds collected from West Virginia customers that will be used to service the environmental control bonds issued in April 2007 in connection with the construction of Scrubbers at Fort Martin and $14.9 million and $12.3 million, respectively, of intangible transition charges collected from West Penn customers related to Pennsylvania transition costs. In addition, at December 31, 2008 and 2007, Allegheny had $133.3 million and $347.0 million of long-term restricted funds relating to proceeds from the April 2007 issuance of environmental control bonds, which is being used to fund the majority of costs to construct the Scrubbers at Fort Martin.

Collateral Deposits

Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $33.4 million and $59.5 million of cash collateral deposits were included in current assets at December 31, 2008 and 2007, respectively. Approximately $0.2 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at December 31, 2008. No cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at December 31, 2007.

Inventory

Allegheny records materials, supplies and fuel inventory, including emission allowances, using the average cost method.

Income Taxes

Allegheny computes income taxes under the liability method. Taxable income differs from pre-tax accounting income principally because certain income and deductions for tax purposes are recorded in the financial income statement in different periods. Deferred income tax assets and liabilities are recorded for the tax effect of temporary differences between the book and tax basis of assets and liabilities computed using enacted tax rates for the years in which the differences are expected to reverse.

Deferred income tax assets have also been recorded on the tax effects of net operating losses that are more likely than not to be realized through future operations and through the reversal of existing temporary

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

differences. Allegheny has deferred investment tax credits associated with its regulated business and assets previously held by its regulated business. These investment tax credits are amortized to income on a straight-line basis over the life of the assets.

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

Pension and Other Postretirement Benefits

Allegheny sponsors a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on each employee’s years-of-service and compensation. Allegheny also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, have retiree premiums based upon an age and years-of-service vesting schedule, include other plan provisions that limit future benefits and take into account certain collective bargaining arrangements.

Pension and other postretirement benefit expense is determined by an actuarial valuation, based on assumptions that are evaluated annually.

See Note 10, “Pension Benefits and Postretirement Benefits Other Than Pensions” for additional information.

Stock-Based Compensation

Allegheny accounts for stock-based compensation under the provisions of SFAS No. 123R “Accounting for Stock-Based Compensation.” Share-based payments are generally measured at fair value on the date of grant and are expensed over the requisite service period. Allegheny is entitled to income tax deductions in an amount equal to the fair value of shares on the date of the option exercise less the option exercise price. To the extent that the income tax deduction exceeds the cumulative compensation expense recorded for book purposes, the tax effect of the excess (referred to as a windfall tax benefit) is recorded as a credit to stockholders’ equity when the tax benefit is realized. See Note 9, “Stock-Based Compensation” for additional information.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

(In millions)	December 31, 2008	December 31, 2007
Cash flow hedges and other, net of tax of $17.8 million and $(2.7) million, respectively	$28.1	$(4.3)
Net unrecognized pension and other benefit plan costs, net of tax of $(48.7) million and $(24.5) million, respectively	(71.4)	(35.9)

Total	$(43.3)	$(40.2)

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Allegheny adopted SFAS 157 and FSP FAS 157-2, effective January 1, 2008 for financial assets and liabilities, and deferred application of SFAS 157 for non-financial assets and liabilities that are not recognized at fair value on a recurring basis until January 1, 2009. Allegheny does not expect that the application of SFAS 157 for non-financial assets and liabilities will have a material impact on its financial statements.

SFAS 157 defines fair value and establishes a framework for measuring fair value when fair value is required for recognition or disclosure purposes under GAAP. The standard also expands financial statement disclosures about fair value measurements including a three-level fair value hierarchy showing the inputs an entity uses to develop its fair value measurements. SFAS 157 does not require any new fair value measurements. See Note 12 “Fair Value Measurements, Derivative Instruments and Hedging Activities,” for information related to Allegheny’s adoption of SFAS 157.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As of December 31, 2008, Allegheny had not elected the fair value option for any eligible items. As a result, the provisions of SFAS 159 have not impacted Allegheny’s results of operations or financial position.

FSP FIN 39-1

In April 2007, the FASB issued FSP FIN No. 39-1, “Amendment of Interpretation 39” (“FSP FIN 39-1”). FSP FIN 39-1 permits entities that are parties to master netting arrangements to offset cash collateral receivables or payables with net derivatives positions. FSP FIN 39-1 requires entities that choose to offset fair values of derivatives with the same party under a netting agreement to also net the fair values of related cash collateral against the derivative values. FSP FIN 39-1 also requires that entities disclose whether or not they offset fair value of derivatives and related cash collateral and disclose the amounts recognized for cash collateral payable and receivable at the end of such reporting period. FSP FIN 39-1 requires retrospective application for all periods presented. Allegheny adopted FSP FIN 39-1 effective January 1, 2008 and changed its method of netting certain balance sheet amounts by an immaterial amount.

SFAS 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of derivative contracts and the gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 also requires disclosure of the location of the derivative contracts and their related gains and losses in an entity’s financial statements. SFAS 161 is effective for Allegheny beginning January 1, 2009. This pronouncement will impact future disclosures but will not have an impact on Allegheny’s results of operations or financial position.

SFAS 160

In December 2008, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated subsidiaries (formerly “minority interests”) and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS No. 141 (revised 2007), “Business Combinations.” Under SFAS 160, non-controlling interests are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to controlling and non-controlling interests should be shown separately in the consolidated statements of earnings and comprehensive income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in the subsidiary are accounted for as equity transactions. SFAS 160 is effective for Allegheny beginning January 1, 2009. This pronouncement will affect Allegheny’s financial statement presentation but will not impact Allegheny’s results of operations or financial position.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP FAS 140-4 & FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”, (“FSP FAS 140-4 & FIN 46(R)-8”). FSP FAS 140-4 & FIN 46(R)-8 amends FASB Statement No. 140 (“SFAS 140”) and FIN 46(R) to require enhanced disclosures about an entity’s transfer of financial assets and interests in variable interest entities (“VIEs”) for years ending after December 15, 2008. Allegheny has not transferred any such financial assets and has included the enhanced disclosures relating to VIEs in Note 4, “Transmission Expansion” and Note 24, “Variable Interest Entities.”

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132 to require disclosure of the fair value of categories of plan assets based on the types of assets held in the plan, disclosures about the nature and amount of concentrations of risk within categories of plan assets, and disclosures about the fair value measurement inputs, similar to SFAS 157. FSP FAS 132(R)-1 is effective for Allegheny beginning January 1, 2010. This pronouncement will affect Allegheny’s financial statement presentation but will not impact Allegheny’s results of operations or financial position.

NOTE 3:  REGULATION AND RATE MATTERS

Federal Regulation and Rate Matters

TrAIL Project.  TrAIL earns its revenues through a FERC approved formula rate mechanism that provides for recovery of expenses and a return on investment. In July 2008, FERC approved a settlement regarding TrAIL’s formula tariff rate, which includes, among other things, an incentive return on equity for TrAIL and a static volt-ampere reactive power compensator at the Black Oak substation (the “Black Oak SVC”) of 12.7 percent and a return on equity of 11.7 percent for non-incentive projects.

PATH Project.  On December 28, 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a formula rate tariff to be effective March 1, 2008. The filing also included a request for certain incentive rate treatments. On February 29, 2008, FERC issued an order granting the following rate incentives:

•	a return on equity of 14.3 percent;

•	inclusion of 100 percent of construction work in progress in rate base;

•	recovery of start-up business and administrative costs prudently incurred prior to the time the rates went into effect; and

•	recovery of prudently incurred development and construction costs if PATH is abandoned as a result of factors beyond the control of PATH, LLC or its parent companies.

FERC set for hearing the cost of service formula rate that will be used to calculate annual revenue requirements for the project. In December 2008, PATH submitted to FERC a settlement of the formula rate and protocols with the active parties. FERC approval of the settlement is pending. Rehearing of the February 29, 2008 order with respect to a return on equity remains pending before the FERC.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State Regulation and Rate Matters

Pennsylvania

Rates.  Rate caps on transmission services in Pennsylvania expired on December 31, 2005. Distribution rate caps were also scheduled to expire on December 31, 2005 and generation rate caps were scheduled to expire on December 31, 2008. By order entered May 11, 2005, the Pennsylvania Public Utility Commission (the “Pennsylvania PUC”) approved an extension of generation rate caps for West Penn customers from 2008 to 2010 and provided for increases in generation rates in 2007, 2009 and 2010, in addition to previously approved rate cap increases for 2006 and 2008. The order also extended distribution rate caps from 2005 to 2007, with an additional rate cap in place for 2009 at the rate in effect on January 1, 2009. The intent of this transition plan is to gradually move generation rates closer to market prices. T&D rates for all customers are subject to traditional regulated utility ratemaking (i.e., cost-based rates).

Transmission Expansion.  By order entered on December 12, 2008, the Pennsylvania PUC authorized TrAIL Company to construct a 1.2 mile portion of the TrAIL Project in Pennsylvania from the proposed 502 Junction Substation in Greene County to the Pennsylvania-West Virginia state line. This portion of TrAIL will connect with portions of the TrAIL Project approved in West Virginia and Virginia. In the same order, the Pennsylvania PUC also approved an agreement entered into among TrAIL Company, West Penn and Greene County, Pennsylvania in which, among other provisions, TrAIL Company agreed to engage in a collaborative process to identify possible solutions to reliability problems in the Washington County, Pennsylvania area in lieu of the Prexy Facilities that had been a part of the original TrAIL proposal. In addition, West Penn agreed to release certain easements that would have been used by TrAIL Company for the Prexy Facilities, and Greene County agreed that the Pennsylvania PUC should authorize construction of the 1.2 mile portion of TrAIL from 502 Junction Substation to the Pennsylvania-West Virginia state line. An intervenor has initiated judicial review of the order by the Commonwealth Court of Pennsylvania.

West Virginia

Rates.  The West Virginia PSC submitted a plan to introduce full retail competition in January 2001. The West Virginia legislature approved, but never implemented, this plan. Allegheny has concluded that retail competition and the deregulation of generation is no longer likely in West Virginia. Rates in West Virginia are subject to traditional regulated utility ratemaking (i.e., cost-based rates).

Rate Case.  On July 26, 2006, Monongahela and Potomac Edison filed with the West Virginia PSC a request to raise their West Virginia retail rates by approximately $100 million annually, effective on August 25, 2006. The request included a $126 million increase in rates related to fuel and purchased power costs, including reinstatement of a fuel cost recovery clause, adjustable annually, to reflect upward or downward changes in the cost of fuel and purchased power, and a $26 million decrease in base rates. On May 22, 2007, the West Virginia PSC issued a final order directing Monongahela and Potomac Edison to reduce overall rates by approximately $6 million effective May 23, 2007, by increasing fuel and purchased power cost-related rates by $126 million and reducing base rates by approximately $132 million, which includes changes in authorized depreciation rates that will reduce annual depreciation expense by approximately $16 million. The order approved the request by Monongahela and Potomac Edison to reinstate a fuel cost recovery clause. On June 15, 2007, Monongahela and Potomac Edison filed a Petition for Reconsideration and Clarification (“Petition for Reconsideration”) of certain findings in the order. Other parties in the proceeding submitted responses in opposition to the Petition for Reconsideration in July 2007. In December 2008 the West Virginia PSC denied the Petition for Reconsideration but accepted a correction that increased Allegheny’s West Virginia rate base by $4.9 million.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual Adjustment of Fuel and Purchased Power Cost Rates.  On August 29, 2008, Monongahela and Potomac Edison filed with the West Virginia PSC a request to increase retail rates by approximately $173 million annually to reflect expected increases in fuel and purchased power costs during 2009. The new rates, proposed to become effective January 1, 2009, were submitted pursuant to the schedule for annual fuel and purchased power cost reviews that was approved by the West Virginia PSC when it reinstated a fuel cost recovery clause in the rate case described above. On December 29, 2008, the West Virginia PSC issued an order approving a settlement agreement among Allegheny, the Consumer Advocate Division, the Staff of the West Virginia PSC and the West Virginia Energy Users Group, pursuant to which Allegheny’s rates in West Virginia were increased by $142.5 million annually beginning on January 1, 2009.

Transmission Expansion.  On August 1, 2008, the West Virginia PSC issued an order authorizing construction of the TrAIL Project in West Virginia subject to certain conditions, including state commission approval in Pennsylvania and Virginia to construct the relevant portions of TrAIL. The order also approved, with certain modifications, a settlement that had been entered into with regard to the TrAIL Project by TrAIL Company, the Staff of the West Virginia PSC, the Consumer Advocate Division and the West Virginia Energy Users Group. On February 13, 2009, the West Virginia PSC granted TrAIL Company’s previously requested petition for reconsideration of certain aspects of the order and denied petitions for reconsideration filed by certain other parties. In addition, the West Virginia PSC overturned its earlier ruling that would have prevented TrAIL Company from beginning construction on any West Virginia segment of the line until a hearing was held and a determination was made as to whether all pre-construction permits and approvals had been obtained and all pre-construction conditions had been met for the entire length of the line in the state.

Maryland

Rates.  In 1999, Maryland adopted electric industry restructuring legislation, which gave Potomac Edison’s Maryland retail electric customers the right to choose their electricity generation supplier. In 2000, Potomac Edison transferred its Maryland generation assets to AE Supply but remained obligated to provide standard offer generation service, or “SOS,” at capped rates to residential and non-residential customers for various periods. The longest such period, for residential customers, expired on December 31, 2008. As discussed below, Potomac Edison has implemented a rate stabilization plan to transition customers from capped generation rates to rates based on market prices. T&D rates for all customers are subject to traditional regulated utility ratemaking (i.e., cost-based rates).

Rate Stabilization Plan.  In December 2006, Potomac Edison proposed a rate stabilization and market transition plan (the “Transition Plan”) for its Maryland residential customers, in accordance with a bill passed by the Maryland legislature in 2006. The Maryland Public Service Commission approved the Transition Plan on March 30, 2007. The Transition Plan provides for a gradual transition of Potomac Edison’s residential customers from capped generation rates to market-based generation rates, while at the same time preserving for customers the benefit of rate caps.

Under the Transition Plan, Potomac Edison’s customers who did not opt out of the Transition Plan began paying a non-bypassable surcharge (the “Rate Stabilization Surcharge”) in June 2007, which resulted in an overall rate increase of approximately 15%, after taking into account the expiration of a prior customer choice rate credit with the initiation of the new surcharge. On January 1, 2008, the surcharge increased residential rates an additional 15%.

Beginning January 1, 2009, coincident with the expiration of the residential generation rate cap and implementation of market-based generation pricing, the Rate Stabilization Surcharge converted from a charge to

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a credit on customers’ bills. Funds collected through the Rate Stabilization Surcharge during 2007 and 2008, plus interest, will be returned to customers as a credit on their electric bills, thereby reducing the impact of the rate cap expiration. The credit will continue, with adjustments, to maintain rate stability until approximately December 31, 2010.

The Rate Stabilization Surcharge was recorded as a regulatory liability as it was billed to customers. In addition, interest on amounts collected from customers is recognized as a component of the regulatory liability for future refund to customers. This interest is recorded as interest expense on the Consolidated Statements of Income. As amounts are returned to customers, these customer credits will be charged directly to the regulatory liability.

Virginia

Rates.  During 2007, the Virginia General Assembly amended the Virginia Electric Utility Restructuring Act of 1999 (the “Restructuring Act”), to re-regulate the provision of electric generation services in the Commonwealth beginning January 1, 2009. Until that time, Potomac Edison’s retail electric customers in Virginia have the right to choose their electricity generation supplier. Potomac Edison was the provider-of-last-resort (“PLR”) for those customers who did not choose an alternate generation supplier or whose alternate generation supplier does not deliver through December 31, 2008. Effective January 1, 2009, Potomac Edison provides generation services to all of its customers in Virginia. T&D rates for all customers are subject to traditional regulated utility ratemaking (i.e., cost-based rates).

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

The Restructuring Act initially capped generation rates until July 1, 2007. In 2004, it was amended to extend capped rates to 2010, but also provided that Virginia utilities that had divested their generation, such as Potomac Edison, could begin to recover purchased power costs on July 1, 2007. In 2007, the law was revised again to provide for generation rate caps to end on December 31, 2008. The market prices at which Potomac Edison has purchased power since the expiration in 2007 of its power purchase agreement with AE Supply are significantly higher than the capped generation rates initially set under the Restructuring Act.

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

In an April 2007 filing with the Virginia SCC, Potomac Edison requested to adjust its fuel factor and to implement a rate stabilization plan, including an increase in retail rates of approximately $103 million to be phased in over three years beginning July 1, 2007, to offset the impact of increased purchased power costs. In June 2007, the Virginia SCC issued an order that denied Potomac Edison’s application and motion to establish interim rates,

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cancelled evidentiary hearings and dismissed the case, ruling that recovery was barred by a Memorandum of Understanding (the “MOU”) that Potomac Edison entered into with the Staff of the Virginia SCC in 2000 in connection with the transfer of its Virginia generating assets to AE Supply. Under the MOU, Potomac Edison agreed to forego fuel cost adjustments otherwise permitted under the Restructuring Act during the capped rate period, which, at the time that the MOU was entered into, was scheduled to expire as of July 1, 2007.

On July 26, 2007, Potomac Edison filed an appeal of the decision denying Potomac Edison’s application. On April 11, 2008, the Virginia Supreme Court denied Potomac Edison’s appeal of the Virginia SCC’s June 2007 order, on the grounds that the statute that the Virginia SCC cited as controlling did not require the Virginia SCC to grant the relief requested, but also stated that recovery on other grounds was not being addressed.

On September 11, 2007, Potomac Edison filed a second application for rate recovery of purchased power costs for load above 367 MW with the Virginia SCC. The new application requested an increase of approximately $42.3 million (as revised) in Potomac Edison’s Virginia retail electric rates to allow Potomac Edison to recover a portion of its projected purchased power costs arising from the provision of service to its Virginia jurisdictional customers from July 1, 2007 through June 30, 2008. On December 20, 2007, the Virginia SCC issued an order granting only partial ($9.5 million) recovery of increased purchased power costs on an annual basis.

Potomac Edison appealed the December 20, 2007 order on January 16, 2008. On October 31, 2008, the Virginia Supreme Court affirmed the Virginia SCC’s December 20, 2007 order.

On April 30, 2008, Potomac Edison filed a third application with the Virginia SCC to recover at least $73 million, and as much as $132.9 million, of purchased power costs for service rendered to its Virginia jurisdictional customers from July 1, 2008 through June 30, 2009. On May 15, 2008, the Virginia SCC issued an order allowing Potomac Edison to increase its rates effective July 1, 2008, on an interim basis subject to refund, to collect $73 million of purchased power costs on an annual basis.

The Virginia SCC set the application for an evidentiary hearing on the merits and, in the meantime, on July 18, 2008, issued an order finding that the ratemaking provisions of the MOU expire on December 31, 2008 and requiring additional evidence and legal argument to set rates for 2008 and 2009.

On November 18, 2008, Potomac Edison filed with the Virginia SCC a comprehensive rate settlement agreed to with the Staff of the Virginia SCC, the Consumers Counsel of the Virginia Office of the Attorney General and a group of Potomac Edison’s industrial customers that transitions all customers to rates that allow for full recovery of purchased power costs no later than July 1, 2011. The Virginia SCC held a hearing on the settlement on November 18, 2008 and approved it without alteration or condition on November 26, 2008. Key provisions of the settlement include:

•	The $73 million annual rate increase effective July 1, 2008 that had been approved on a temporary basis on May 15, 2008 will remain in effect through June 30, 2009;

•	For the period from July 1, 2009 through December 31, 2009, half of any further increase in purchased power costs for service to large non-residential customers will be forgone, up to $15 million;

•	For the period from July 1, 2009 through June 30, 2010, the total rate increase for all other customers will be capped at 15%;

•

During the period from July 1, 2009 through June 30, 2011, 100 MW of the power procured by Potomac Edison will be deemed for rate purposes to have been procured at the lesser of actual cost or $55 per MWh for certain customers.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues have been recognized based on the method under which the rates were developed and not on the amounts collected since the July 1, 2008 interim increase. As a result, a portion of the amounts collected subsequent to July 1, 2008 in the amount of approximately $28.3 million was deferred as a regulatory liability at December 31, 2008 and will be recognized in revenue during January through June, 2009.

Potomac Edison procured power in mid-December 2008 to cover load through 2011, and AE Supply was the successful bidder with respect to a substantial portion of these requirements.

Transmission Expansion.  On October 7, 2008, the Virginia SCC issued an order authorizing construction of the TrAIL Project in Virginia. The order was conditioned upon receipt of authorization by the West Virginia PSC and the Pennsylvania PUC to construct the Pennsylvania and West Virginia portions of the project extending from 502 Junction Substation in Pennsylvania, through West Virginia and to the Loudoun Substation in Virginia, which TrAIL Company also received in 2008. Various intervenors have initiated judicial review of the order by the Virginia Supreme Court.

NOTE 4:  TRANSMISSION EXPANSION

Trans-Allegheny Interstate Line

In June 2006, the board of directors of PJM Interconnection, L.L.C. (“PJM”) approved a new transmission line extending from southwestern Pennsylvania through West Virginia into northern Virginia, and designated Allegheny to build the Allegheny Power Zone (the “AP Zone”) portion of the line. PJM, which is a regional transmission operator, is responsible for the operation of, and reliability planning for, the transmission network in the PJM region and included the new line in its 2006 regional transmission expansion plan. In October 2006, Allegheny formed TrAIL Company as the entity responsible for financing, constructing, owning, operating and maintaining the new line, which is named the Trans-Allegheny Interstate Line, or “TrAIL.” TrAIL is a 500 kV high voltage line that currently is to extend from southwestern Pennsylvania through West Virginia to a point of interconnection with Virginia Electric and Power Company (“Dominion”) in northern Virginia. In addition, TrAIL Company and Dominion will jointly own a 30-mile 500 kV line segment that Dominion will construct in Virginia. In addition to the TrAIL Project, other TrAIL Company projects include a new static volt-ampere reactive power compensator at the Black Oak substation, upgrades and/or replacements of transformers and/or buses at six other substations and the construction of a new transmission operations center to be located in West Virginia. See Note 3, “Regulation and Rate Matters” for additional information regarding these transmission expansion projects.

Potomac-Appalachian Transmission Highline

In June 2007, the board of PJM directed the construction of PATH, a high-voltage transmission line project that originally was proposed to include approximately 244 miles of 765 kV transmission line from AEP’s substation near St. Albans, West Virginia to Allegheny’s Bedington substation near Martinsburg, West Virginia, and approximately 46 miles of twin-circuit 500 kV lines from Bedington to a new substation to be built and owned by Allegheny near Kemptown, Maryland. In September 2007, Allegheny and AEP formed PATH, LLC to construct and operate PATH. PATH, LLC is a series limited liability company. The “West Virginia Series” is owned equally by Allegheny and a subsidiary of AEP. The “Allegheny Series” is 100% owned by Allegheny.

On October 15, 2008, PJM announced a reconfiguration of PATH. The reconfiguration is a result of constraints identified from comprehensive siting studies, interaction with government agencies, public input and a desire to identify a solution that reduces line mileage and minimizes the impact on communities and the environment. The new configuration will:

•	consist of a single 765 kV line from the AEP substation near St. Albans, West Virginia to a new substation near Kemptown, Maryland;

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	eliminate the connection with the Bedington substation and the twin-circuit 500 kV lines from Bedington to Kemptown;

•	and include a new midpoint substation in West Virginia in the vicinity of eastern Grant County, northern Hardy County, or southern Hampshire County.

PJM has confirmed that the reconfigured project addresses its reliability concerns. On October 31, 2008, PJM released the results of studies that change the required in-service date for PATH to June 2013. See Note 3, “Regulation and Rate Matters” for additional information regarding these transmission expansion projects.

The accounts of PATH, LLC and its operating subsidiaries are included in Allegheny’s Consolidated Financial Statements, in accordance with the provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” See Note 24, “Variable Interest Entities,” for additional information.

NOTE 5:  REGULATORY ASSETS AND LIABILITIES

Certain of Allegheny’s regulated utility operations are subject to the provisions of SFAS 71. Regulatory assets represent probable future revenues associated with incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process or amounts collected for costs not yet incurred. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets at December 31 relate to:

(In millions)	2008	2007
Regulatory assets, including current portion:
Income taxes (a)(b)	$231.3	$251.4
Pension benefits and postretirement benefits other than pensions (a)(c)	390.4	202.7
Pennsylvania stranded cost recovery	—	13.7
Pennsylvania Competitive Transition Charge (“CTC”) reconciliation (d)	73.6	117.7
Unamortized loss on reacquired debt (a)(e)	31.1	35.3
Unrealized loss on decreased fair value of financial transmission rights (g)	17.8	—
Deferred ENEC charges (f)(g)	52.0	9.4
Other (h)	50.3	44.7

Subtotal	846.5	674.9

Regulatory liabilities, including current portion:
Net asset removal costs	407.4	396.4
Income taxes	35.2	36.8
SO2 allowances	13.3	13.8
Virginia collections for costs not yet incurred	28.3	—
Fort Martin Scrubber project—environmental control surcharge (e)	29.1	33.4
Maryland rate stabilization and transition plan surcharge	61.7	6.9
Other	23.1	5.1

Subtotal	598.1	492.4

Net regulatory assets	$248.4	$182.5

(a)	Does not earn a return.
(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Amount is being recovered over a period up to 13 years.
(d)	Recorded amount includes an 11% return earned through 2005. No additional return will be earned through the 2010 recovery period.
(e)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.
(f)	Interest earnings on the Fort Martin Scrubber project escrow fund represented an offset to regulatory assets at December 31, 2008 and a regulatory liability at December 31, 2007. In January 2008, the West Virginia PSC approved a modification to the ENEC directing the interest earnings to be applied to the ENEC.
(g)	Includes amounts that do not earn a return with recovery periods up to two years.
(h)	Includes amounts that do not earn a return with various recovery periods through 2027.

See Note 3, “Regulation and Rate Matters” for additional information regarding regulatory developments impacting regulatory assets and liabilities, Note 10, “Pension Benefits and Postretirement Benefits Other Than Pensions,” for a discussion of regulatory assets relating to pension and other postretirement benefits, and Note 12, “Fair Value Measurements, Derivative Instruments and Hedging Activities” for information relating to regulatory assets relating to FTRs. Other regulatory assets and liabilities reflected in the table above relate to the following:

Income Taxes, Net

In certain jurisdictions, deferred income tax expense is not permitted as a current cost in the determination of rates charged to customers. In these jurisdictions a deferred income tax liability or asset, as appropriate, is recorded with an offsetting regulatory asset or liability. These deferred income taxes primarily relate to temporary differences involving regulated utility property, plant and equipment and the related provision for depreciation. In addition, deferred income tax assets are recorded with offsetting regulatory liabilities related to deferred investment tax credits. The income tax regulatory asset represents amounts that will be recovered from customers when the temporary differences are reversed and the taxes paid. The income tax regulatory liability represents amounts that will be returned to customers as the investment tax credits are amortized against taxes paid.

Pennsylvania Stranded Cost Recovery and CTC Reconciliation

Pennsylvania’s Electricity Generation Customer Choice and Competition Act (the “Customer Choice Act”), which was enacted in 1996, gave all retail electricity customers in Pennsylvania the right to choose their electricity generation supplier as of January 2, 2000. Under terms of a customer choice implementation agreement between the Pennsylvania PUC and West Penn, beginning in 1998 and through June 2008, West Penn was authorized to recover $670 million of Competitive Transition Charges (“CTC”) incurred as part of the transition to customer choice. West Penn’s customer bills included a CTC charge, and West Penn recognized revenue related to CTC charges through the end of the recovery period in June 2008. For 2008, 2007 and 2006, West Penn recorded pre-tax income of approximately $21 million, $52 million and $45 million, respectively, related to CTC.

Any difference between CTC charges recognized and the amount collected from customers is recorded as a regulatory asset for future collection. In 2005, the Pennsylvania PUC authorized West Penn to securitize and collect $115 million previously deferred as the difference between authorized and billed stranded cost recovery revenues, with an 11% return on the amounts deferred. Collection of these amounts from customers will occur over an extended transition period through 2010. This difference represents a separate regulatory asset (“Pennsylvania CTC Reconciliation”). Recovery of the Pennsylvania CTC Reconciliation regulatory asset began after the Pennsylvania stranded cost regulatory asset was fully recovered. The amount of under-recovery of CTC during the transition period, if any, will be determined at the end of the transition period in 2010.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expanded Net Energy Cost

In May 2007, the West Virginia PSC issued a rate order that re-established an annual ENEC method of recovering net power supply costs, including fuel costs, purchased power costs and other related expenses, net of related revenue. Under the ENEC, actual costs and revenues are tracked for under and/or over recoveries, and revised ENEC rate filings are made on an annual basis. Any under and/or over recovery of costs, net of related revenues, is deferred, for subsequent recovery or refund, as a regulatory asset or regulatory liability, with the corresponding impact on the Consolidated Statements of Income reflected within “Deferred energy costs, net.” By order dated January 14, 2008, the West Virginia PSC approved a modification to the ENEC directing interest earnings on the Fort Martin Scrubber project escrow fund to be applied to the ENEC. See Note 3, “Regulation and Rate Matters,” for additional information.

Asset Removal Costs

In certain jurisdictions, depreciation rates include a factor representing the estimated costs associated with removing an asset from service upon retirement. The accrual accumulates during the asset’s service life and is reduced when the actual cost of removal is incurred. The accumulated balance of such removal costs represents a regulatory liability. In other jurisdictions, retirement costs are collected only after they are incurred, in which case the costs are recorded as a regulatory asset. See Note 19, “Asset Retirement Obligations (“ARO”), for a description of asset retirement obligations.

Maryland Rate Stabilization and Transition Plan Surcharge

From March 2007 through December 2008, Potomac Edison collected a rate stabilization surcharge from its Maryland residential customers. The amounts collected through the surcharge and interest will be returned to the Maryland residential customers in the form of a credit from January 2009 through December 2010. The credit reduces the impact of the rate cap expiration on the Maryland residential customers.

NOTE 6:  INCOME TAXES

Components of federal and state income tax expense were as follows:

(In millions)	2008	2007	2006
Income tax expense (benefit)—current:
Federal	$13.6	$(19.3)	$26.1
State	34.2	9.4	(16.5)

Total	47.8	(9.9)	9.6
Income tax expense (benefit)—deferred:
Federal	170.2	251.3	175.1
State	(10.4)	13.0	(7.2)

Total	159.8	264.3	167.9
Amortization of deferred investment tax credit	(3.6)	(3.6)	(4.0)

Income tax expense	$204.0	$250.8	$173.5

On March 31, 2008, the state of West Virginia enacted a change in its income tax law that implemented combined reporting and a reduction in its income tax rate that phases in from 2009 through 2014. During 2008, Allegheny recognized a benefit of approximately $6.8 million, net of federal income tax, representing an adjustment of its deferred tax assets and liabilities to reflect the effects of this rate reduction.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 2, 2006, the Commonwealth of Pennsylvania budget for the 2006-2007 fiscal year was enacted. The budget included a provision that raised the annual limit on the amount of net operating loss carryforwards that may be used to reduce current year taxable income from $2 million per year to the greater of $3 million or 12.5% of apportioned Pennsylvania state taxable income per year, effective January 1, 2007. The carryforward limitation period remained unchanged at 20 years. Allegheny recorded a benefit during 2006 in the amount of $18.2 million for the state income tax effect, net of applicable federal income tax, reflecting the estimated portion of the loss carryforwards that will likely be realized during the carryforward period. During 2008 and 2007, an additional benefit of $3.9 million and $4.2 million, respectively, net of applicable federal income tax, was recorded as a result of a change in the valuation allowance on these deferred tax assets due to a change in judgment regarding future taxable income.

During 2006, Allegheny recorded a charge of $6.6 million, which was the effect of settling prior year audit issues.

The following table reconciles income tax expense calculated by applying the federal statutory income tax rate of 35% to “income from continuing operations before income taxes and minority interest” to “income tax expense”:

	2008		2007		2006
(In millions, except percent)	Amount	%	Amount	%	Amount	%
Income from continuing operations before income taxes and minority interest	$599.9		$666.1		$494.8
Preferred dividend of subsidiary	—		0.7		1.2

Subtotal	599.9		666.8		496.0

Income tax expense calculated at the federal statutory rate of 35%	210.0	35.0	233.4	35.0	173.6	35.0
Increases (reductions) resulting from:
Rate-making effects of depreciation differences	7.0	1.2	7.6	1.1	6.9	1.4
Plant removal costs & AFUDC	(3.5)	(0.6)	(3.1)	(0.5)	(2.0)	(0.4)
ESOP dividends	(1.0)	(0.2)	(0.3)	(0.1)
State income tax, net of federal income tax benefit	12.7	2.1	17.5	2.6	14.9	3.0
Amortization of deferred investment tax credits	(3.6)	(0.6)	(3.6)	(0.5)	(4.0)	(0.8)
Change in estimated Pennsylvania net operating loss benefits	(3.9)	(0.7)	(4.2)	(0.6)	(18.2)	(3.7)
West Virginia state income tax law change	(6.8)	(1.1)	—	—	—	—
Changes in tax reserves related to uncertain tax positions and audit settlements	(3.4)	(0.5)	1.8	0.3	6.6	1.3
Other, net	(3.5)	(0.6)	1.7	0.3	(4.3)	(0.8)

Income tax expense	$204.0	34.0	$250.8	37.6	$173.5	35.0

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, deferred income tax assets and liabilities consisted of the following:

(In millions)	2008	2007
Deferred income tax assets:
Recovery of transition costs	$35.6	$23.9
Unamortized investment tax credits	31.7	33.4
Postretirement benefits	99.8	65.4
Tax effect of net operating loss carryforwards and credits	180.0	345.2
Derivative contracts	—	16.7
Valuation allowance on deferred tax assets	(11.8)	(15.7)
Other	37.3	82.9

Total deferred income tax assets	372.6	551.8

Deferred income tax liabilities:
Plant asset basis differences, net	1,529.6	1,548.8
Derivative contracts	7.3	—
Other	43.5	62.5

Total deferred income tax liabilities	1,580.4	1,611.3

Total net deferred income tax liability	1,207.8	1,059.5
Deferred income taxes included in current assets	69.6	286.4

Total long-term net deferred income tax liability	$1,277.4	$1,345.9

Allegheny has recorded as deferred income tax assets the effect of net operating losses and tax credits, which will more likely than not be realized through future operations and through the reversal of existing temporary differences. The tax effected net operating loss carryforwards consisted of $112.7 of state net operating loss carryforwards that expire from 2019 through 2027 and $42.8 million of federal net operating loss carryforwards that expire from 2023 to 2026. Federal Alternative Minimum Tax credits of $24.5 million have an indefinite carryforward period.

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

Allegheny records interest and penalties associated with uncertain tax positions as a component of income tax expense. Allegheny recognized interest expense related to uncertain tax positions, net of tax, of approximately $1.8 million and $0.2 million during 2008 and 2007, respectively. Accrued interest, net of tax, related to uncertain tax positions was $4.5 million and $16.9 million at December 31, 2008 and December 31, 2007, respectively. The reduction in actual interest is due primarily to resolution of federal income tax audit issues for the years 1998 to 2003.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny’s FIN 48 reserves were $79.5 million and $81.7 million at December 31, 2008 and 2007, respectively ($53.0 million and $59.4 million, net of the federal tax benefit for state tax reserves). At December 31, 2008, approximately $75.7 million of the reserve is not expected to be resolved in the next 12 months and, therefore, has been classified as long term income taxes payable on the accompanying Consolidated Balance Sheet.

The following represents an analysis of the changes in unrecognized tax benefits during 2008 and 2007, excluding accrued interest:

(In millions)	2008	2007
Balance at January 1	$102.9	$107.6
Additions based on tax positions related to the current year	10.7	32.7
Additions for tax positions of prior years	—	18.1
Reductions for tax positions of prior years	(1.0)	(3.3)
Settlements	—	(52.2)

Balance at December 31	$112.6	$102.9

If recognized, the portion of the unrecognized tax benefits that would reduce Allegheny’s effective tax rate was $48.7 million and $42.5 million at December 31, 2008 and December 31, 2007, respectively ($75.2 million and $65.4 million, respectively, before the federal income tax effects on state income tax positions).

The unrecognized tax benefit balance also included approximately $37.5 million of tax positions at December 31, 2008 and December 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would impact the timing of cash payments to the taxing authorities.

The major jurisdictions in which Allegheny is subject to income tax are U.S. Federal, Pennsylvania, West Virginia, Maryland and Virginia. Allegheny files consolidated federal income tax returns, and those returns are currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2004 through 2006. The 2007 federal return has been filed and is subject to review. Several of Allegheny’s subsidiaries file returns in Pennsylvania. Returns filed with the Pennsylvania Department of Revenue for the tax years 2003 through 2007 are subject to review. Allegheny also files a consolidated West Virginia return. The consolidated West Virginia return has been audited through 2004. The 2005 through 2007 returns remain subject to review. Several of Allegheny’s subsidiaries are also subject to tax in the state of Maryland. The Maryland returns for the tax years 2005 through 2007 remain subject to review. Additionally, certain Allegheny subsidiaries are subject to tax in Virginia. The Virginia returns for tax years 2005 through 2007 remain subject to review.

The IRS audits of Allegheny’s income tax returns for the tax years 1998 through 2003 have been completed. During the audit period, Allegheny changed its method of applying the inventory capitalization rules from its traditional method to the simplified service cost method. During 2008, Allegheny reached a settlement with the IRS on this issue and recorded a benefit due to reduced interest charges of $6.1 million. The Joint Committee on Taxation reviewed these audits. During that review the Joint Committee made certain inquiries regarding a settlement that Allegheny had reached with the Appeals Division in 2006 relating to contributions to capital. Allegheny was able to resolve this issue with the IRS and the Joint Committee during the fourth quarter of 2008. The net charge to earnings during the fourth quarter of 2008 was $1.4 million. Additionally, Allegheny has liabilities for uncertain positions taken on various state income tax returns that it files. The statute of limitations for some of these returns expired during 2008 and 2007 and resulted in a benefit of approximately $1.3 million and $0.8 million, respectively. During 2009, additional state statute of limitations will expire, resulting in a net

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit of approximately $3.8 million. During 2007 several state returns were audited by their respective jurisdictions. These audits were resolved in a favorable manner and resulted in a benefit of $4.3 million.

NOTE 7:  CAPITALIZATION AND SHORT-TERM DEBT

Allegheny’s consolidated capital structure, excluding short-term debt and minority interest, as of December 31, 2008 and 2007, was as follows:

	2008		2007
(In millions)	Amount	%	Amount	%
Long-term debt	$4,209.8	59.6	$4,039.3	61.4
Common equity	2,850.7	40.4	2,535.4	38.6

Total	$7,060.5	100.0	$6,574.7	100.0

Common Stock

During 2008 and 2007 Allegheny paid the following dividends on its common stock:

Payment Date	Record Date	Dividend per Share
December 29, 2008	December 15, 2008	$0.15
September 29, 2008	September 15, 2008	$0.15
June 23, 2008	June 9, 2008	$0.15
March 24, 2008	March 10, 2008	$0.15
December 17, 2007	December 3, 2007	$0.15

AE issued 2.1 million and 1.9 million shares of common stock in 2008 and 2007, respectively, primarily in connection with stock option exercises and the settlement of stock units.

Preferred Stock of Subsidiary

On September 4, 2007, Monongahela redeemed its 4.40% Cumulative Preferred Stock, $100 par value, its 4.80% Cumulative Preferred Stock, Series B, $100 par value, its 4.50% Cumulative Preferred Stock, Series C, $100 par value and its $6.28 Cumulative Preferred Stock, Series D, $100 par value with an aggregate carrying value of $24.0 million. In connection with the cash redemption, Monongahela paid accrued dividends at the redemption date plus a redemption premium of approximately $1.1 million that was charged against other paid-in capital. This premium also reduced income per common share as shown in Note 8, “Income per Common Share.”

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt

Outstanding debt and scheduled debt repayments at December 31, 2008 were as follows:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
AE Supply:
Medium—Term Notes	$—	$—	$400.0	$650.0	$—	$—	$1,050.0
AE Supply Credit Facility:
Term Loan	—	—	447.0	—	—	—	447.0
Pollution Control Bonds	—	—	—	1.3	—	267.2	268.5
Debentures—AGC	—	—	—	—	—	100.0	100.0

Total AE Supply	$—	$—	$847.0	$651.3	$—	$367.2	$1,865.5

Monongahela:
Environmental Control Bonds (a)	$10.5	$11.1	$11.6	$12.2	$12.8	$271.2	$329.4
First Mortgage Bonds	—	—	—	—	300.0	340.0	640.0
Medium—Term Notes	—	110.0	—	—	—	—	110.0
Pollution Control Bonds	—	—	—	6.0	7.1	57.2	70.3

Total Monongahela	$10.5	$121.1	$11.6	$18.2	$319.9	$668.4	$1,149.7

West Penn:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Transition Bonds (a)	79.8	16.0	—	—	—	—	95.8
Medium—Term Notes	—	—	—	80.0	—	—	80.0

Total West Penn	$79.8	$16.0	$—	$80.0	$—	$420.0	$595.8

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Environmental Control Bonds (a)	3.5	3.7	3.9	4.1	4.3	90.5	110.0

Total Potomac Edison	$3.5	$3.7	$3.9	$4.1	$4.3	$510.5	$530.0

TrAIL Company:
Term Loan	$—	$—	$—	$—	$—	$70.0	$70.0
Revolving Loan	—	—	—	—	—	20.0	20.0

Total TrAIL	$—	$—	$—	$—	$—	$90.0	$90.0

Unamortized debt discounts	(1.5)	(1.5)	(1.2)	(0.7)	(0.6)	(1.3)	(6.8)
Eliminations (b)	—	—	—	(1.3)	—	(13.1)	(14.4)

Total consolidated debt	$92.3	$139.3	$861.3	$751.6	$323.6	$2,041.7	$4,209.8

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.
(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Debt Activity

Issuances of indebtedness and repayments of principal on indebtedness, during 2008 were as follows:

(In millions)	Issuances	Repayments
AE:
AE Credit Facility	$14.1	$14.1
AE Supply:
AE Supply Credit Facility:
Term Loan	—	125.0
Revolving Loan	250.0	250.0
TrAIL Company:
Short-Term Promissory Note	—	10.0
TrAIL Company Credit Facility:
Term Loan	70.0	—
Revolving Loan	40.0	20.0
West Penn:
Transition Bonds (a)	2.8	78.3
Monongahela:
First Mortgage Bonds	300.0	—
Environmental Control Bonds	—	14.9
Potomac Edison:
Environmental Control Bonds	—	4.9

Consolidated Total	$676.9	$517.2

(a)	The issuance amounts represent interest that was accrued and added to the principal amount of certain bonds.

On August 15, 2008, TrAIL Company entered into a $550 million senior secured credit facility with a seven-year maturity. The facility includes a $530 million construction loan and a $20 million revolving facility, both with an initial borrowing rate equal to the London Interbank Offered Rate plus 1.875 percent.

On December 15, 2008, Monongahela issued $300 million aggregate principal amount of 7.95% First Mortgage Bonds that mature in 2013. Proceeds from the First Mortgage Bonds will be used to repay short-term intercompany debt, to finance certain capital expenditures, including a portion of the costs to install Scrubbers at Fort Martin, and for working capital needs and other general corporate purposes.

Allegheny made various other debt payments during 2008.

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

In October 2007, at the request of AE Supply, Pleasants County, West Virginia and Harrison County, West Virginia issued $142 million of tax-exempt pollution control refunding bonds and $73.5 million of tax-exempt solid waste disposal refunding bonds, respectively (collectively, the “2007 AE Supply Bonds”). The 2007 AE Supply Bonds were issued to provide funds to repay pollution control and solid waste disposal bonds previously issued by these counties to finance certain facilities at Allegheny’s Pleasants and Harrison generation facilities. Each series of 2007 AE Supply Bonds has a 30-year maturity and a 10-year call provision, and the weighted average interest rate of the 2007 AE Supply Bonds is 5.34%. Each series of 2007 AE Supply Bonds will be payable solely from payments to be made under a corresponding note from AE Supply.

In December 2007, West Penn issued $275 million aggregate principal amount of 5.95% First Mortgage Bonds that mature in 2017. Proceeds from the First Mortgage Bonds were used to repay a note payable and for other general corporate purposes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, TrAIL Company issued a $10.0 million promissory note that matured on September 12, 2008. Proceeds from the promissory note were used to fund interim construction and other costs of the TrAIL Project. The promissory note was repaid as part of the August 15, 2008 $550 million senior secured credit facility financing.

Allegheny made various other debt payments during 2007.

See Note 14, “Asset Swap,” for debt changes resulting from the January 1, 2007 Asset Swap.

NOTE 8:  INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and the denominators for the basic and diluted earnings per common share computations:

(In millions, except share and per share amounts)	2008	2007	2006
Basic Income per Common Share:
Numerator:
Income from continuing operations	$395.4	$412.2	$318.7
Redemption of preferred stock (a)	—	(1.1)	—

Income from continuing operations available for common shareholders	395.4	411.1	318.7
Income from discontinued operations	—	—	0.6

Net income available for common shareholders	$395.4	$411.1	$319.3

Denominator:
Weighted average common shares outstanding	168,458,909	166,021,597	164,184,165

Basic income per common share	$2.35	$2.48	$1.94

Diluted Income per Common Share:
Numerator:
Income from continuing operations	$395.4	$412.2	$318.7
Redemption of preferred stock (a)	—	(1.1)	—

Income from continuing operations available for common shareholders	395.4	411.1	318.7
Income from discontinued operations	—	—	0.6

Net income available for common shareholders	$395.4	$411.1	$319.3

Denominator:
Weighted average common shares outstanding	168,458,909	166,021,597	164,184,165
Effect of dilutive securities:
Stock options (b)	1,251,445	2,723,934	2,611,827
Stock units	209,342	660,877	1,805,253
Non-employee stock awards	57,511	61,330	47,470
Performance shares	14,056	—	30,668

Total shares	169,991,263	169,467,738	168,679,383

Diluted income per common share	$2.33	$2.43	$1.89

(a)	See Note 7, “Capitalization and Short-Term Debt,” for information related to Monongahela’s redemption of preferred stock.
(b)	The dilutive share calculations for 2008, 2007 and 2006 exclude 576,101 shares, 48,578 shares and 350,645 shares, respectively, under outstanding stock options because the inclusion of these stock options under the treasury stock method would have been antidilutive.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9:  STOCK-BASED COMPENSATION

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

The following table summarizes stock-based compensation expense included in operations and maintenance expense during 2008, 2007 and 2006:

(In millions)	2008	2007	2006
Stock options	$9.3	$7.3	$7.9
Performance shares	2.9	—	—
Stock units	0.6	2.4	4.7
Non-employee director stock plan shares	1.1	1.0	1.3

Total stock-based compensation expense	13.9	10.7	13.9
Income tax benefit	5.7	4.3	5.6

Total stock-based compensation expense, net of tax	$8.2	$6.4	$8.3

Stock-based compensation expense recognized in the Consolidated Statements of Income for stock options and performance shares for 2008, 2007 and 2006 was based on awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. No stock-based compensation cost was capitalized in 2008, 2007 or 2006.

Stock Options

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

Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant under the Black-Scholes option-pricing model using the following weighted-average assumptions for stock options granted in 2008, 2007 and 2006:

	2008	2007	2006
Annual risk-free interest rate	3.18%	4.62%	4.64%
Expected term of the option (in years)	6.06	5.62	6.23
Expected annual dividend yield	1.13%	0.20%	—
Expected stock price volatility	27.5%	24.8%	28.9%
Grant date fair value per stock option	$15.18	$17.23	$14.36

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual risk-free interest rate is based on the United States Treasury yield curve at the date of the grant for a period equal to the expected term of the options granted. The expected term of the 2008, 2007 and 2006 stock option grants was calculated in accordance with Staff Accounting Bulletin 107, using the “simplified” method. AE continues to use the simplified method for its calculation of expected term due to its lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and because AE has granted stock options in prior years with varying vesting terms, which also makes it difficult to evaluate historical exercise data. The expected annual dividend yield assumption was based on AE’s current dividend rate at the time of each grant. For stock options granted in 2008, 2007 and 2006, the expected stock price volatility was based on both historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on AE’s common stock.

Stock option activity was as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2005	6,149,957	$17.03
Granted	207,800	$37.08
Exercised	(1,234,759)	$20.00
Forfeited/Expired	(452,660)	$23.57

Outstanding at December 31, 2006	4,670,338	$16.50
Granted	31,000	$52.36
Exercised	(1,445,969)	$18.29
Forfeited/Expired	(63,960)	$13.38

Outstanding at December 31, 2007	3,191,409	$16.11
Granted	628,763	$52.36
Exercised	(1,849,316)	$13.71
Forfeited/Expired	(100,347)	$45.62

Outstanding at December 31, 2008	1,870,509	$29.08

The grant-date fair value of stock options granted, the total pre-tax intrinsic value of stock options exercised and exercisable, and the cash received by AE from stock option exercises for 2008, 2007 and 2006 are shown in the table below:

(in millions)	2008	2007	2006
Grant-date fair value of stock options granted	$9.6	$0.5	$3.0
Total pre-tax intrinsic value of stock options exercised (1)	$64.5	$56.6	$24.0
Total pre-tax intrinsic value of stock options exercisable at December 31 (2)	$14.9	$92.0	$68.7
Cash received by AE from stock option exercises	$25.3	$26.4	$24.7

(1)	Represents the total pre-tax intrinsic value based on the difference between the market value of AE’s common stock at exercise and the exercise price of the options.
(2)	Represents the total pre-tax intrinsic value based on the difference between the exercise price of stock options exercisable (with an exercise price lower than AE’s closing stock price) and AE’s closing stock price of $33.86, $63.61, and $45.91, on December 31, 2008, 2007, and 2006, respectively.

Allegheny issued new shares of its common stock to satisfy these stock option exercises. No cash tax benefit was realized from tax deductions on stock options exercised during 2008, 2007 and 2006 because of existing net operating loss carryforwards.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted-Average
Range of Exercise Prices	Outstanding as of December 31, 2008	Remaining Contractual Term (in Years)	Exercise Price	Aggregate Intrinsic Value (in millions) (a)	Exercisable as of December 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (a)
$10.00 - $14.99	913,071	5.1	$13.64	$18.5	667,062	$13.63	$13.5
$15.00 - $19.99	87,922	6.1	$18.91	1.3	45,522	$18.95	0.7
$20.00 - $24.99	57,000	5.4	$20.88	0.7	43,000	$20.79	0.6
$25.00 - $29.99	53,290	7.4	$28.33	0.3	15,000	$28.49	0.1
$30.00 - $34.99	32,100	1.5	$32.66	—	32,100	$32.66	—
$35.00 - $39.99	61,800	7.2	$35.97	—	28,200	$36.57	—
$40.00 - $44.99	63,557	4.8	$42.49	—	63,000	$42.47	—
$45.00 - $49.99	85,570	8.6	$46.10	—	13,500	$46.84	—
$50.00 - $54.99	504,199	9.1	$53.53	—	8,124	$52.76	—
$55.00 - $59.99	12,000	8.5	$55.96	—	10,667	$55.48	—

Total	1,870,509	6.5	$29.08	$20.8	926,175	$19.09	$14.9

(a)	Represents the total pre-tax intrinsic value based on stock options with an exercise price less than AE’s closing stock price of $33.86 as of December 31, 2008.

As of December 31, 2008, Allegheny had approximately $8.1 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Allegheny records windfall tax benefits associated with share-based awards directly to stockholders’ equity only when realized. Accordingly, deferred tax assets have not been recognized for net operating loss carryforwards resulting from windfall tax benefits subsequent to January 1, 2006. The unrecorded windfall tax benefits from share-based awards were $65.2 million and $40.1 million at December 31, 2008 and 2007, respectively.

Performance Shares

In 2008, AE granted equity-based performance shares to key employees pursuant to which award recipients may earn shares of AE common stock based on AE’s Total Shareholder Return (“TSR”) and AE’s performance with respect to Annual Incentive Plan (“AIP”) goals for 2008, 2009 and 2010. These awards vest at the end of the three-year performance period, December 31, 2010.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For performance shares linked to TSR, the TSR of AE’s common stock is compared to the TSR of the companies in the Dow Jones U.S. Electric Utilities Index over a three-year performance period ending December 31, 2010. Based upon AE’s percentile rank within the peer group, shares earned will range from 0% to 250% of each participant’s target award. The grant date fair value will be recognized as compensation expense over the requisite service period on a straight-line basis for awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. Activity in target performance shares linked to TSR was as follows:

Number of Shares
Performance shares outstanding at January 1, 2008	—
Granted	83,653
Forfeited	(8,098)

Performance shares outstanding at December 31, 2008	75,555

The grant date fair value of performance shares linked to TSR granted during the twelve months ended December 31, 2008 was $4.0 million. The fair value was determined using a Monte Carlo simulation model, utilizing actual TSR information for the common shares of AE and its peers for the period from January 1, 2008 to the May 15, 2008 grant date and estimated future stock volatility and dividends of AE and its peers. The expected stock volatility assumptions for AE and its peer group was based on three-year historic stock volatility, and the annual dividend yield assumptions were based on current dividend yields at the grant date.

As of December 31, 2008, there was approximately $2.4 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to TSR, which is expected to be recognized over a weighted average period of approximately one and a half years.

For performance shares linked to AE’s AIP, the number of AE common shares to be earned and distributed will be based on AE’s performance compared to annual performance targets for 2008, 2009 and 2010, which may include one or more of the following: adjusted net income, operating income, operating expenses, generator availability, service unavailability and other factors. The annual performance targets are established at the beginning of each individual year. Compensation expense is recognized over the remaining portion of the three-year performance period, which ends on December 31, 2010, as if the awards were multiple awards, using an estimated annual forfeiture rate of 5%. The percentage of target shares earned will range from 0% to 200%. Activity in target performance shares linked to the AIP was as follows:

Number of Shares
Performance shares outstanding at January 1, 2008	—
Granted	83,796
Forfeited	(8,103)

Performance shares outstanding at December 31, 2008	75,693

As of December 31, 2008, there was approximately $1.8 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to the AIP relating to 2008 performance goals, which is expected to be recognized over a weighted average period of approximately one year.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Units

Allegheny’s Stock Unit Plan permitted the grant to Allegheny’s key executives, at the time of hire, of stock units representing up to 4.5 million shares of AE’s common stock. Upon vesting, an executive may convert each stock unit into one share of AE common stock. These stock units vest in annual tranches on a pro-rata basis over the vesting period, which is typically three to five years, and become fully vested upon a change in control. Stock unit awards granted prior to January 1, 2006 are expensed using the graded-vesting method of FASB Interpretation No. 28. The fair value of each stock unit is equivalent to the market price of Allegheny’s stock on the date of grant. No stock units were granted during 2008, 2007 and 2006.

Stock unit activity for the last three years was as follows:

	Number of Stock Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2005 (1,292,622 units convertible)	3,006,506	$15.39	$95.2
Units converted into 1,168,854 common shares	(1,900,540)	$15.33
Forfeited	(60,000)	$18.97

Outstanding at December 31, 2006 (107,220 units convertible)	1,045,966	$15.29	$48.0
Units converted into 373,395 common shares	(596,078)	$15.29
Dividends on unvested grants	1,167	$60.66

Outstanding at December 31, 2007	451,055	$15.40	$28.7
Units converted into 270,633 common shares	(447,640)	$15.53
Dividends on unvested grants	1,672	$47.69

Outstanding at December 31, 2008	5,087	$15.19	$0.2

(a)	Represents the total pre-tax intrinsic value based on stock units outstanding multiplied by AE’s closing stock price on each respective date.

No stock units were convertible into shares of AE’s common stock at December 31, 2008 and 2007. The total pre-tax intrinsic value of stock units converted to shares of AE common stock during 2008, 2007 and 2006 was $23.1 million, $29.7 million and $70.6 million, respectively. Allegheny issued new shares of its common stock in connection with the stock unit conversions. The actual number of common shares issued upon conversion of stock units was net of shares withheld to meet minimum income tax withholding requirements.

Non-Employee Director Stock Plan

Under the Non-Employee Director Stock Plan, during 2008 and 2007 each non-employee member of AE’s Board of Directors received, on a quarterly basis, subject to his or her election to defer his or her receipt, shares of AE common stock with a value of up to $30,000 as determined based on the closing price of AE common stock on the last business day of each calendar quarter for services performed. In 2006, each non-employee member of the Board received, subject to his or her election to defer his or her receipt, up to 1,000 shares of AE’s common stock for services performed during a calendar quarter. A maximum of 300,000 shares of AE’s common stock, subject to adjustments for stock splits, combinations, recapitalizations, stock dividends or similar changes in stock, may be issued under this plan. The 2008, 2007 and 2006 compensation of each non-employee director was 2,895 shares, 2,303 shares and 4,000 shares, respectively, of AE’s common stock. The amount of expense relating to this plan for 2008, 2007 and 2006 was $1.1 million, $1.0 million and $1.3 million, respectively, representing the closing price of AE’s common stock on the date of grant multiplied by the shares granted.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-employee director stock plan share activity for the last three years was as follows:

Number of Shares
Shares earned but not issued at December 31, 2005	36,893
Granted	32,000
Issued	(4,000)

Shares earned but not issued at December 31, 2006	64,893
Granted	18,424
Issued	(18,300)
Dividends on earned but not issued shares	160

Shares earned but not issued at December 31, 2007	65,177
Granted	26,055
Issued	(20,869)
Dividends on earned but not issued shares	858

Shares earned but not issued at December 31, 2008	71,221

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

Allegheny adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. Accordingly, Allegheny recognized the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in its December 31, 2006 consolidated balance sheet and derecognized the Additional Minimum Pension Liability (“AML”) and related intangible assets previously recognized under SFAS 87, “Employers’ Accounting for Pensions.”

During 2006, Allegheny determined that a portion of the obligations related to pensions and postretirement benefits other than pensions were probable of future recovery under the regulatory ratemaking process in certain of Allegheny’s jurisdictions. Accordingly, a regulatory asset was recorded in the amount of $59.7 million related to the AML immediately prior to adoption of SFAS 158, with the offsetting credit to other comprehensive income, net of tax. In addition, upon adoption of SFAS 158, regulatory assets were recorded in the amounts of $42.4 million and $76.1 million relating to pension and postretirement benefits other than pensions, respectively. The remaining effects of adopting SFAS 158 were recorded as a charge to accumulated other comprehensive loss, net of tax, in stockholders’ equity. SFAS 158 did not change the determination of pension costs under prior accounting standards.

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

The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

	Pension Benefits			Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2006	2008	2007	2006
Components of net periodic cost:
Service cost	$21.2	$21.4	$21.7	$4.4	$4.5	$5.1
Interest cost	68.5	64.7	61.4	17.2	17.0	16.9
Expected return on plan assets	(76.8)	(73.0)	(69.6)	(7.3)	(6.7)	(7.0)
Amortization of unrecognized transition obligation	0.5	0.5	0.5	5.7	5.7	5.7
Amortization of prior service cost	3.2	3.2	3.5	—	—	—
Recognized actuarial loss	7.2	10.5	12.4	0.7	2.4	3.8

Net periodic cost	$23.8	$27.3	$29.9	$20.7	$22.9	$24.5

For the years ended December 31, 2008, 2007 and 2006, Allegheny capitalized $13.2 million, $14.1 million and $13.0 million, respectively, of the above net periodic cost amounts to “Construction work in progress,” a component of “Property, plant and equipment, net.”

In 2008, as required by SFAS 158, AE changed to a December 31 measurement date for its pension plans, postretirement benefits other than pension plans and long-term disability plan. Accordingly, AE performed a measurement of plan assets and liabilities as of December 31, 2008. AE’s prior measurement date for these plans was September 30, 2007. Twelve fifteenths of net periodic cost for the fifteen month period from September 30, 2007 to December 31, 2008 was recorded as current year benefit costs and three fifteenths of the total cost was charged to retained earnings as of December 31, 2008, net of tax. The adjustment to retained earnings in the amount of $6.8 million was comprised of $6.0 million of pension benefit costs less income tax effect of $2.4 million and $5.4 million of other benefit plan costs less income tax effect of $2.2 million.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny uses the market-related value of pension assets to determine the expected return on pension plan assets, a component of net periodic pension cost. The market-related value recognizes changes in fair value on a straight line basis over a five-year period. Changes in fair value are measured as the difference between the expected and actual plan asset returns, including dividends, interest and realized and unrealized investment gains and losses. Allegheny uses the fair value of assets to determine the expected return on postretirement benefits other than pension assets.

The amounts in accumulated other comprehensive loss, pre-tax, and regulatory assets that are expected to be recognized as components of net periodic cost during the next fiscal year are as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other Than Pensions
Net actuarial loss	$11.1	$1.9
Net prior service cost	3.2	—
Net transition obligation	0.5	5.7

Total to be recognized in net periodic cost	$14.8	$7.6

The amounts accrued at December 31, using a measurement date of December 31 for 2008 and September 30 for 2007, included the following components:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligations at beginning of year	$1,103.7	$1,111.1	$278.1	$293.3
Service cost	21.2	21.4	4.4	4.5
Interest cost	68.5	64.7	17.2	17.0
Plan participants’ contributions	—	—	4.5	3.3
Actuarial (gain)/loss	(6.2)	(26.6)	(11.8)	(17.2)
Benefits paid	(84.7)	(66.9)	(28.0)	(22.8)
Effects of changing the plans’ measurement date	22.4	—	5.4	—

Benefit obligation at end of year	1,124.9	1,103.7	269.8	278.1

Change in plan assets:
Fair value of plan assets at beginning of year	964.1	897.8	89.9	83.7
Actual return on plan assets	(164.6)	97.4	(17.7)	12.6
Plan participants’ contributions	—	—	4.5	3.3
Employer contribution	35.3	35.8	13.1	7.8
Benefits paid	(84.7)	(66.9)	(23.6)	(17.5)

Fair value of plan assets at end of year	750.1	964.1	66.2	89.9

Funded status prior to fourth quarter 2007 contribution	(374.8)	(139.6)	(203.6)	(188.2)
Employer contribution in the fourth quarter of 2007	—	0.1	—	3.4

Funded status at December 31	$(374.8)	$(139.5)	$(203.6)	$(184.8)

The SERP is a non-qualified pension plan, and Allegheny is therefore not obligated to fund the SERP obligation. The SERP obligation, which is included as a component of the pension benefit obligation, shown in the table above, was $8.0 million and $5.4 million at December 31, 2008 and 2007, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Noncurrent liabilities	$(374.8)	$(139.5)	$(203.6)	$(184.8)

Net amounts recognized at December 31	$(374.8)	$(139.5)	$(203.6)	$(184.8)

Amounts recognized in “Accumulated other comprehensive loss,” pre-tax, at December 31, that have not yet been recognized as components of net periodic benefit cost, were as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Net actuarial loss	$422.1	$176.8	$50.7	$36.5
Net prior service cost	14.4	18.3	—	—
Net transition obligation	1.7	2.3	21.3	28.4

Accumulated other comprehensive loss, pre-tax	438.2	197.4	72.0	64.9
Regulatory asset	(332.6)	(150.3)	(57.8)	(52.4)

Accumulated other comprehensive loss, pre-tax, recognized at December 31	$105.6	$47.1	$14.2	$12.5

Allegheny has determined that a portion of the unfunded pension and postretirement benefit obligations represents an incurred cost that qualifies for regulatory asset treatment under SFAS 71. Because future recovery of these incurred costs are probable for certain of its state jurisdictions, Allegheny has recorded regulatory assets in the amounts of $332.6 million and $150.3 million for pension benefits and $57.8 million and $52.4 million for postretirement benefits other than pensions at December 31, 2008 and 2007, respectively. The 2008 increase in regulatory assets was related to increased unfunded pension obligations.

The accumulated benefit obligation for all defined benefit pension plans was $1.04 billion and $1.01 billion at December 31, 2008 and 2007, respectively. The portion of the total accumulated benefit obligation related to the SERP was $7.2 million and $4.3 million at December 31, 2008 and 2007, respectively.

Information for pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets was as follows:

	Pension Benefits
(In millions)	2008	2007
Projected benefit obligation	$1,124.9	$1,103.7
Accumulated benefit obligation	$1,035.2	$1,014.6
Fair value of plan assets	$750.1	$964.1

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used to determine net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 are shown in the table below.

	Pension Benefits					Postretirement Benefits Other Than Pensions
	2008		2007		2006	2008		2007		2006
Discount rate	6.40%		6.00%		5.60%	6.40%		6.00%		5.60%
Expected long-term rate of return on plan assets, net of administrative expenses	8.25%		8.25%		8.25%	8.25%		8.25%		8.25%
Rate of compensation increase	3.60	%(a)	3.60	%(a)	3.25%	3.60	%(a)	3.60	%(a)	3.25%

(a)	Weighted-average rate for age graded scale.

The assumptions used to determine benefit obligations at December 31, 2008 and 2007 are shown in the table below:

	2008	2007
Discount rate:
Pension	6.50%	6.40%
SERP	6.40%	6.40%
Other postretirement employee benefits	6.60%	6.40%
Rate of compensation increase (a)	3.60%	3.60%

(a)	Weighted-average rate for age graded scale.

Allegheny determines its discount rate assumptions through the use of a cash flow matching process in which the timing and amount of estimated benefit cash flows for each benefit plan are matched with an interest rate curve applicable to the returns of high quality corporate bonds over the expected benefit payment period to determine an overall effective discount rate. The interest rate curve used in this process is based primarily on the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve.

Allegheny determines its expected long-term rate of return on plan assets assumption based on historical and expected future asset returns for each plan investment category as well as the current and expected future allocation of plan assets by investment category. The expected long-term rate of return on plan assets to be used to develop net periodic benefit costs for 2009 is 8.25%.

Assumed health care cost trend rates at December 31 were as follows:

	2008	2007
Health care cost trend rate assumed for next year	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measuring obligations related to postretirement benefits other than pensions, Allegheny assumed a health care cost trend rate of 9.0% beginning in 2009 and decreasing by 0.5% each year thereafter to an ultimate rate of 5.0% in 2017, and plan provisions that limit future medical and life insurance benefits. Because of the plan provisions that limit future benefits, changes in the assumed health care cost trend rate would have a limited effect on the amounts displayed in the tables above. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$0.7	$(0.6)
Effect on accumulated postretirement benefit obligation	$5.6	$(4.9)

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), the federal government provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. The subsidy is 28% of eligible drug costs for retirees who are over age 65 and covered under Allegheny’s postretirement benefits other than pension plan.

Allegheny determined that the prescription drug benefit offered under its postretirement benefits other than pension plan is at least actuarially equivalent to Medicare Part D and is expected to continue to be actuarially equivalent through 2012. Allegheny received a total subsidy of approximately $1.6 million for 2008, and approximately $1.4 million for each of 2007 and 2006.

Plan Assets

Asset allocations of Allegheny’s pension plan as of the measurement dates of December 31, 2008 and September 30, 2007 were as follows:

	Plan Assets at
	December 31, 2008	September 30, 2007
Asset Category:
Equity securities	37%	51%
Fixed income securities	59%	47%
Real estate investment securities	2%	2%
Other	2%	—%

Total	100%	100%

Asset allocations of Allegheny’s postretirement benefit plans other than pension plans as of the measurement dates of December 31, 2008 and September 30, 2007 were as follows:

	Plan Assets at
	December 31, 2008	September 30, 2007
Asset Category:
Equity securities	54%	61%
Fixed income securities	35%	33%
Other	11%	6%

Total	100%	100%

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The long-term target asset allocation of the defined benefit pension plan is 45% equity securities, 50% fixed income securities and 5% real estate investment securities. The long-term target for the assets associated with the postretirement benefits other than pension plans vary based on the particular structure of each plan and range from 55% to 75% equity securities and from 25% to 45% fixed income securities. Under the plans’ investment policies, the actual allocations may vary from the long-term objective within specified ranges. Market shifts, changes in the plan dynamics or changes in economic conditions may cause the asset mix to fall outside of the long-term policy range in a given period.

At December 31, 2008, a portion of the pension plan’s assets were invested in collective trust funds that participate in a securities lending program. These funds have modified their withdrawal procedures as a result of liquidity issues affecting the funds’ ability to liquidate their securities lending collateral investment pools. At December 31, 2008, the Allegheny pension plan’s participation in the collateral investment pool was approximately $97 million at cost, with a market value of approximately $91 million. Allegheny does not currently anticipate that its pension plan will experience any significant loss as a result of securities lending by the funds in which it participates.

Contributions

In recent years, Allegheny has made cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and has included additional discretionary contributions. The decrease in fair value of plan assets experienced during 2008 will likely result in increased levels of future contributions. Allegheny has not yet determined the amount of future contributions, but may contribute up to $125 million to its pension plan for the year 2009. The amount of future contributions to the plan will depend on the funded status of the plan, asset performance and other factors. Allegheny currently anticipates that it will contribute $13 million to $15 million during 2009 to fund postretirement benefits other than pensions.

The Pension Protection Act of 2006 (the “Pension Protection Act”) may affect the manner in which many companies, including Allegheny, administer their pension plans. Effective January 1, 2008, the Pension Protection Act will require many companies to more fully fund their pension plans according to new funding targets, potentially resulting in greater annual contributions. Due primarily to broad-based declines in equity markets in 2008 and payments to participants, AE’s pension plan assets decreased from $964.1 million at September 30, 2007 to $750.1 million at December 31, 2008. Allegheny is currently assessing the impact that the Pension Protection Act and the reduction in pension plan assets in 2008 will have on its pension funding in future years.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following table shows estimated benefit payments to be made by Allegheny, and the estimated federal subsidy payments to be received by Allegheny:

	Pension Benefits	Postretirement Benefits Other Than Pensions
(In millions)		Benefit Payments	Expected Federal Subsidy
2009	$67.2	$21.3	$1.6
2010	$67.7	$21.3	$1.7
2011	$68.6	$21.3	$1.9
2012	$70.0	$21.3	$1.0
2013	$71.5	$21.6	$—
2014 – 2018	$396.7	$114.7	$—

ESOSP 401(k) Savings Plan

The Allegheny Energy Employee Stock Ownership and Savings Plan (“ESOSP”) was established as a non-contributory stock ownership plan for all eligible employees, effective January 1, 1976, and was amended in 1984 to include a savings program. All of Allegheny’s employees, subject to meeting eligibility requirements, may elect to participate in the ESOSP. Under the ESOSP, each eligible employee may elect to have from 2% to 15% of his or her compensation contributed to the ESOSP on a pre-tax basis. Starting July 1, 2007, participants may elect to make all or a portion of their respective contributions to a Roth 401(k). An additional 1% to 6% of compensation may be contributed on a post-tax basis. Participants direct the investment of contributions to specified mutual funds or AE common stock. Allegheny matches 50% of an employee’s first 6% of pre-tax salary deferrals and Roth 401(k) contributions into the ESOSP.

In 2008, 2007 and 2006, AE made ESOSP matching contributions in cash in the amount of $8.6 million, $8.1 million and $7.5 million, respectively. These contributions were expensed, less amounts capitalized in “Construction work in progress.” The capitalized portions of these costs were $2.5 million, $2.2 million and $1.9 million in 2008, 2007 and 2006, respectively.

Disability Benefits

Allegheny provides benefits to eligible employees who are unable to perform their work duties due to an injury or illness. These benefits include income replacement under the Allegheny Energy Long-Term Disability Plan and medical and life insurance benefits under Allegheny’s medical and life insurance plans. The benefits are paid in accordance with Allegheny’s established benefit practices and policies. The liability related to these disability benefits was $8.9 million at December 31, 2008 and $10.5 million at December 31, 2007.

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

In addition, the Generation and Marketing segment consists of an unregulated component and a regulated component. The unregulated component primarily consists of AE Supply’s power generation and marketing operations. The regulated component primarily consists of Monongahela’s regulated West Virginia generation operations. Component information for the Generation and Marketing segment is summarized below.

(In millions)	Generation and Marketing			Generation and Marketing	Delivery and Services	Other (b)	Eliminations (a)	Total
	Unregulated	Regulated	Eliminations (a)
2008
External operating revenues				$547.1	$2,838.8	$—	$—	$3,385.9
Internal operating revenues				1,732.1	7.9	—	(1,740.0)	—

Total operating revenues	$1,792.9	$532.7	$(46.4)	$2,279.2	$2,846.7	$—	$(1,740.0)	$3,385.9
Depreciation	$94.2	$19.4	$(2.1)	$111.5	$152.0	$—	$—	$263.5
Amortization	$—	$0.2	$—	$0.2	$10.2	$—	$—	$10.4
Operating income	$604.3	$46.8	2.3	$653.4	$156.1	$—	$—	$809.5
Interest expense	$99.9	$38.8	$(0.2)	$138.5	$95.9	$—	$(2.5)	$231.9
Income tax expense	$179.1	$1.0	$0.2	$180.3	$23.8	$—	$—	$204.1
Net income	$323.7	$20.6	$—	$344.3	$51.1	$—	$—	$395.4
Capital expenditures				$629.7	$364.4	$—	$—	$994.1
Identifiable assets				$5,434.0	$4,798.8	$676.6	$(98.4)	$10,811.0

2007
External operating revenues				$487.2	$2,819.8	$—	$—	$3,307.0
Internal operating revenues				1,654.1	9.4	—	(1,663.5)	—

Total operating revenues	$1,626.0	$559.6	$(44.3)	$2,141.3	$2,829.2	$—	$(1,663.5)	$3,307.0
Depreciation	$89.9	$26.9	$(2.3)	$114.5	$143.8	$—	$—	$258.3
Amortization	$—	$0.1	$—	$0.1	$18.6	$—	$—	$18.7
Operating income	$545.9	$15.7	$1.8	$563.4	$253.9	$—	$—	$817.3
Interest expense	$87.2	$32.9	$(0.2)	$119.9	$73.5	$—	$(6.2)	$187.2
Income tax expense (benefit)	$176.9	$(4.0)	$(0.5)	$172.4	$78.4	$—	$—	$250.8
Net income	$292.9	$1.6	$—	$294.5	$117.7	$—	$—	$412.2
Capital expenditures				$547.5	$300.9	$—	$—	$848.4
Identifiable assets				$5,256.3	$4,579.1	$277.3	$(206.1)	$9,906.6

2006
External operating revenues				$411.2	$2,710.3	$—	$—	$3,121.5
Internal operating revenues				1,423.2	7.4	—	(1,430.6)	—

Total operating revenues	$1,498.5	$401.1	$(65.2)	$1,834.4	$2,717.7	$—	$(1,430.6)	$3,121.5
Depreciation	$86.8	$35.0	$—	$121.8	$135.9	$—	$—	$257.7
Amortization	$—	$—	$—	$—	$15.4	$—	$—	$15.4
Operating income	$410.7	$2.6	$(0.8)	$412.5	$319.8	$—	$—	$732.3
Interest expense	$176.0	$16.7	$—	$192.7	$80.6	$—	$(3.0)	$270.3
Income tax expense from continuing operations	$84.2	$2.2	$6.9	$93.3	$80.2	$—	$—	$173.5
Income (loss) from continuing operations	$145.7	$(7.4)	$—	$138.3	$180.4	$—	$—	$318.7
Income (loss) from discontinued operations, net of tax	$1.6	$—	$—	$1.6	$(1.0)	$—	$—	$0.6
Net income	$147.3	$(7.4)	$—	$139.9	$179.4	$—	$—	$319.3
Capital expenditures				$209.5	$237.8	$—	$—	$447.3
Identifiable assets				$3,985.9	$4,269.9	$324.5	$(27.9)	$8,552.4

(a)	Represents the elimination of transactions between Generation and Marketing components and the elimination of transactions between reportable segments.
(b)	Represents identifiable assets not directly attributable to segments.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12:  FAIR VALUE MEASUREMENTS, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In accordance with SFAS 133, all derivatives, except those for which an exception applies, are recorded in Allegheny’s Consolidated Balance Sheets at fair value. As discussed below, Allegheny follows the rules prescribed under SFAS 157 with respect to fair valuing derivative instruments. Derivative contracts that have been designated as normal purchases or normal sales under SFAS 133 are not subject to mark to market accounting treatment, and their effects are included in earnings at the time of contract performance.

Certain derivative contracts that hedge an exposure to variability in expected future cash flows attributable to a particular risk or transaction have been designated as cash flow hedges. Allegheny’s hedge strategies include the use of derivative contracts to manage the variable price risk related to forecasted sales and forecasted purchases of electricity. These contracts held at December 31, 2008 expire at various dates through May 2011.

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

During 2003, Allegheny entered into three interest rate swap agreements with an aggregate notional value of $343 million to substantially offset three existing interest rate swaps with the same counterparty. The 2003 agreements effectively locked in a net liability and substantially eliminated future income volatility from the interest rate swap positions. These positions are accounted for using mark to market accounting through earnings. Net future cash outflows under these interest rate swap agreements will be approximately $6 million in 2009 and 2010 and $2 million in 2011.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In some cases, the inputs used to measure fair value may meet the definition of more than one level of fair value hierarchy. The lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

Allegheny’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 consisted of the following:

(In millions)	Assets	Liabilities
Cash equivalents (a)	$314.7	$—
Derivative instruments (b):
Current	302.9	(22.4)
Non-current	9.8	(11.9)

Total recurring fair value measurements	$627.4	$(34.3)

(a)	Cash equivalents represent amounts invested in money market mutual funds and are valued using Level 1 inputs under the SFAS 157 hierarchy.
(b)	Before netting of cash collateral and FTR obligations.

Derivative assets and liabilities included in Level 1 primarily consist of exchange-traded futures and other exchange-traded transactions that are valued using closing prices for identical instruments in active markets. Derivative assets and liabilities included in Level 2 primarily consist of commodity forward contracts and interest rate swaps. Derivatives included in Level 2 are valued using a pricing model with inputs that are observable in the market, such as quoted forward prices of commodities, or that can be derived from or corroborated by observable market data. Derivative assets included in Level 3 consist of FTRs and are valued using an internal model based on data from PJM annual and monthly FTR auctions.

Allegheny acquires its FTRs in an annual PJM auction through a self-scheduling process involving the use of auction revenue rights (“ARRs”) allocated to PJM members that have load serving obligations. During the first quarter of 2008, Allegheny changed the way it estimates and presents the fair value of FTRs in its financial statements. Prior to January 1, 2008, Allegheny recorded revenues from FTRs in the amount of each monthly PJM settlement payment. Beginning in 2008, Allegheny records FTRs and an FTR obligation payable to PJM at the annual FTR auction price, and subsequently adjusts the carrying value of remaining FTRs to their estimated fair value at the end of each accounting period prior to settlement. Changes in fair value of FTRs, other than FTRs held by Allegheny’s regulated subsidiaries, represent unrealized gains or losses included in operating revenues.

Allegheny recorded unrealized losses of $36.8 million in earnings during 2008, before income tax effects, representing changes in the estimated fair value of FTRs held by its unregulated operations. The fair value of all FTRs held at December 31, 2008 was $189.8 million. The obligation payable to PJM at December 31, 2008 for FTRs was $300.6 million and is payable to PJM in approximately equal monthly amounts through the PJM planning year ending May 31, 2009. The FTR obligation in excess of the FTR derivative asset amounted to $110.8 million at December 31, 2008 and is included in current liabilities.

Allegheny’s FTRs generally represent an economic hedge of future congestion charges that will be incurred in future periods to serve Allegheny’s load obligations, and these obligations are not reflected on its consolidated balance sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In millions)	2008	2007	2006
Accumulated OCI derivative gain (loss) at January 1 (net of tax of $(2.7) million, $0.2 million and $(20.0) million, respectively)	$(4.3)	$0.2	$(31.5)
Effective portion of changes in fair value (net of tax of $28.6 million, $(0.3) million and $12.7 million, respectively)	45.3	(0.8)	20.1
Reclassifications from accumulated OCI derivative loss to earnings (net of tax of $(8.1) million, $(2.6) million and $7.5 million, respectively)	(12.9)	(3.7)	11.6

Accumulated OCI derivative gain (loss) at December 31 (net of tax of $17.8 million, $(2.7) million and $0.2 million, respectively)	$28.1	$(4.3)	$0.2

Derivative contracts included in commodity cash flow hedges at December 31, 2008 expire at various dates through May 2011. Accumulated other comprehensive income in the amount of $49.6 million is expected to be reclassified to earnings over the next twelve months.

The ineffective portions of changes in derivative fair values relating to power transaction cash flow hedges for 2008, 2007 and 2006 were $3.1 million, $(0.4) million and $19.3 million, respectively. These amounts were recorded as increases (charges) to operating revenues.

The recorded fair values of derivatives at December 31, 2008 were as follows:

(In millions)	FTRs (a)	Cash flow hedges	Mark-to- market contracts (b)	Interest rate swaps	Total derivatives	FTR Obligation (a)	Cash collateral	Net derivatives
Derivative assets:
Current	$189.8	$62.4	$50.7	$—	$302.9	$(189.8)	$—	$113.1
Long-term	—	0.5	9.3	—	9.8	—	—	9.8
Derivative liabilities:
Current	—	(10.3)	(6.0)	(6.1)	(22.4)	—	0.2	(22.2)
Long-term	—	(3.9)	—	(8.0)	(11.9)	—	—	(11.9)

Total derivatives	$189.8	$48.7	$54.0	$(14.1)	$278.4	$(189.8)	$0.2	$88.8

(a)	Excludes $110.8 million included in non-derivative current liabilities.
(b)	Includes economic gas hedges and unrealized changes in value for power contracts currently not designated in cash flow hedge accounting relationships.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table disaggregates the net fair values of derivative assets and liabilities, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at December 31, 2008. The table excludes derivatives that have been designated as normal purchases or normal sales under SFAS 133.

(In millions)	Level 1	Level 2	Level 3	Total
Derivative assets	$10.5	$112.4	$189.8	$312.7
Derivative liabilities	—	(34.3)	—	(34.3)

Net derivative assets (liabilities)	$10.5	$78.1	$189.8	$278.4

The following table shows the expected settlement year for derivative assets and liabilities outstanding at December 31, 2008 before netting of cash collateral and FTR obligation:

(In millions)	2009	2010	2011	2012	Total
Level 1	$0.7	$10.6	$(0.8)	$—	$10.5
Level 2	90.0	(9.3)	(2.6)	—	78.1
Level 3	189.8	—	—	—	189.8

Net derivative assets (liabilities)	$280.5	$1.3	$(3.4)	$—	$278.4

The following table provides a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value (Level 3):

(In millions)	2008
Balance at January 1, 2008	$150.0
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	(9.4)
Included in regulatory assets or liabilities	(5.1)
Purchases, issuances and settlements	54.3
Transfers in / out of Level 3	—

Balance at December 31, 2008	$189.8

Amount of total losses included in earnings attributable to the change in unrealized gains related to Level 3 assets held at December 31, 2008	$(36.8)

The recorded fair values of derivatives at December 31, 2007 were as follows:

(In million)	Cash flow hedges	Mark-to- market contracts (a)	Interest rate swaps	Total derivatives	Cash collateral	Net derivatives
Derivative assets:
Current	$—	$—	$—	$—	$—	$—
Long-term	—	—	—	—	—	—
Derivative liabilities:
Current	(6.6)	(1.1)	(6.4)	(14.1)	—	(14.1)
Long-term	—	—	(12.8)	(12.8)	—	(12.8)

Total derivatives	$(6.6)	$(1.1)	$(19.2)	$(26.9)	$—	$(26.9)

(a)	Includes economic gas hedges and unrealized changes in value for power contracts previously not designated in cash flow hedge accounting relationships.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2008, 2007 and 2006, $10.6 million, $3.2 million and $32.4 million, respectively, of unrealized gains were included in operating revenues related to derivative transactions.

For 2008, 2007 and 2006, $(31.6) million, $3.8 million $(27.2) million, respectively, of realized gains (losses) were included in operating revenues related to commodity purchase and sale transactions.

NOTE 13:  ACQUISITION OF MINORITY INTEREST IN AE SUPPLY

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

NOTE 14:  ASSET SWAP

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Asset Swap, AE Supply assumed a net amount of approximately $6 million in additional debt associated with outstanding pollution control bonds. Monongahela will remain obligated to the note holders for the repayment of this debt. Additionally, AE Supply paid in advance of their scheduled maturities notes totaling approximately $16 million in the aggregate in connection with the redemption of certain pollution control bonds that, by their terms, were required to be redeemed as a result of the change in ownership of Fort Martin.

No changes in the carrying amounts of any assets and liabilities resulted from the Asset Swap.

NOTE 15:  DIVIDEND RESTRICTIONS

Under the terms of the AE credit facility, AE may pay cash dividends in an amount not to exceed 6.25% or 10% of Allegheny’s net income for the four quarters ended with the quarter immediately preceding the quarter in which the dividend is paid, depending on Allegheny’s leverage ratio on the last day of the quarter immediately preceding the quarter in which the dividend is paid. At December 31, 2008, Allegheny’s leverage ratio was such that AE’s cash dividends were not to exceed 10% of Allegheny’s net income for the four quarters ended with the quarter immediately preceding the quarter in which the dividend is paid.

Under the terms of its credit facility, AE Supply may pay cash dividends to AE in an amount not to exceed the greater of $25 million or either 25% or 50% of AE Supply’s net income for the preceding fiscal year, depending on AE Supply’s leverage ratio as of the last day of the preceding fiscal year. AE Supply may also pay cash dividends to AE not to exceed $300 million to the extent such dividend is applied directly or indirectly by AE to make investments in a subsidiary. At December 31, 2008, AE Supply’s leverage ratio was such that AE Supply was permitted to pay cash dividends to AE in an amount not to exceed 50% of AE Supply’s net income for the preceding fiscal year.

Restricted net assets of AE Supply were approximately $1,041 million and $894 million at December 31, 2008 and 2007, respectively. There were no restricted net assets of unconsolidated subsidiaries at December 31, 2008 and 2007.

NOTE 16:  JOINTLY OWNED BATH COUNTY GENERATION FACILITY

AGC’s sole asset is a 40% undivided interest in the Bath County, Virginia pumped-storage hydroelectric generation facility and its connecting transmission facilities. All of AGC’s revenues are derived from sales of its 1,084 MW share of generation capacity from the Bath County generation facility to AE Supply and Monongahela. AGC records a prorated share of all expenditures related to its interest in the Bath County generation facility. AGC is consolidated by Allegheny through its subsidiary, AE Supply. AGC’s investment and accumulated depreciation in its 40% interest in the Bath County generation facility, at December 31 were as follows:

(Dollars in millions)	2008	2007
Property, plant and equipment	$823.6	$837.1
Accumulated depreciation	$329.3	$330.7
Ownership %	40%	40%

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17:  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2008 and 2007, the carrying amounts of accounts receivable, accounts payable, accrued liabilities and short-term debt are representative of fair value because of their short-term nature. The carrying amounts and estimated fair values of long-term debt, including long-term debt due within one year, at December 31, 2008 and 2007 were as follows:

	2008		2007
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,209.8	$3,951.7	$4,039.3	$4,110.4

The fair value of long-term debt was estimated based on actual market prices or market prices of similar debt issues.

NOTE 18:  GOODWILL AND INTANGIBLE ASSETS

Allegheny’s recorded goodwill was $367.3 million at December 31, 2008 and 2007 and was attributed to its Generating and Marketing segment. There were no changes in recorded goodwill during 2008 and 2007. Goodwill is tested for possible impairment annually and upon indication of possible impairment, if any, using discounted cash flow and market valuation approaches. Allegheny’s annual goodwill impairment test was performed as of August 31, 2008, and an additional test was performed as a result of the significant volatility in energy and equity markets subsequent to the annual test. No impairment of goodwill was recorded during any of the years presented.

Intangible assets included in “Property, plant and equipment, net” on the Consolidated Balance Sheets were as follows:

	December 31, 2008		December 31, 2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$107.1	$30.8	$98.4	$29.6
Land easements, unamortized	32.2	—	30.7	—
Software	69.1	23.2	65.2	12.7

Total	$208.4	$54.0	$194.3	$42.3

Amortization expense for intangible assets was $12.2 million in 2008 and $14.9 million in both 2007 and 2006.

Future amortization expense for intangible assets at December 31, 2008 is estimated as follows:

(In millions)	2009	2010	2011	2012	2013
Annual amortization expense	$12.0	$11.2	$10.7	$9.5	$7.9

NOTE 19:  ASSET RETIREMENT OBLIGATIONS (“ARO”)

Allegheny has AROs primarily related to ash landfills and underground and aboveground storage tanks and conditional AROs related to asbestos contained in its generation facilities, wastewater treatment lagoons and transformers containing polychlorinated biphenyls (“PCBs”).

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the beginning and ending ARO liability for 2008 and 2007:

(In millions)	2008	2007
Balance at January 1	$61.0	$54.8
Accretion of ARO liability	6.1	6.1
Liabilities incurred in the current period:
Ash disposal monitoring facility	—	7.7
Wastewater treatment lagoon	—	1.0
Revisions in estimated cash flows:
Ash landfills	(13.9)	—
Wastewater treatment lagoons	(2.4)	—
Asbestos	(1.2)	—
Liabilities settled:
Ash disposal site	(0.1)	(6.5)
Asbestos removal	(0.5)	(1.5)
Other	(0.1)	(0.6)

Balance at December 31	$48.9	$61.0

Allegheny believes it is probable that it will recover the ARO and conditional ARO costs incurred by its regulated companies in rates. Therefore, it records costs currently incurred for AROs as a reduction to the recorded regulatory liability or it establishes a regulatory asset depending on the rate recovery mechanism of the specific jurisdiction. See Note 5, “Regulatory Assets and Liabilities” for a discussion of the regulatory assets and liabilities associated with asset retirement and removal costs.

NOTE 20:  ADVERSE POWER PURCHASE COMMITMENT LIABILITY

In May 1998, the Pennsylvania PUC issued an order approving a transition plan for West Penn. This order was amended by a settlement agreement approved by the Pennsylvania PUC in November 1998. West Penn recorded an extraordinary charge under the provisions of SFAS 101, “Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement 71,” in 1998 to reflect the disallowances of certain costs in the order. This charge included an estimated amount for an adverse power purchase commitment reflecting the commitment to purchase power at above-market prices. The adverse power purchase commitment liability is being amortized over the life of the commitment based on a schedule of estimated electricity purchases used to determine the amount of the charge.

As of December 31, 2008, Allegheny’s reserve for adverse power purchase commitments was $149.8 million, including a current liability of $17.5 million. Allegheny’s liability for adverse power purchase commitments decreased as follows:

(In millions)	2008	2007	2006
Amortization of liability for adverse power purchase commitments	$17.1	$17.3	$17.2

These decreases in the reserve for adverse power purchase commitments are recorded as expense reductions in “Purchased power and transmission” on the Consolidated Statements of Income.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21:  REVIEW OF ESTIMATED REMAINING SERVICE LIVES AND DEPRECIATION PRACTICES

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

NOTE 22:  OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

(In millions)	2008	2007	2006
Interest and dividend income	$7.3	$15.2	$18.3
Tax reimbursement on contributions in aid of construction	3.8	5.5	6.5
Equity component of AFUDC	3.7	2.7	1.7
Coal brokering income, net	1.9	1.7	1.9
Premium services	1.7	1.8	4.2
Cash received from a former trading executive’s forfeited assets	1.6	—	—
Income from equity investment	1.3	—	—
Gain on the sale or exchange of real estate	0.7	8.9	1.3
Other	0.3	1.0	0.1

Total other income (expense), net	$22.3	$36.8	$34.0

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23:  GUARANTEES AND LETTERS OF CREDIT

In connection with certain sales, acquisitions and financings, and in the normal course of business, AE and its subsidiaries enter into various agreements that may include guarantees or require the issuance of letters of credit. AE has a $376 million revolving credit facility, any unutilized portion of which is available to AE for the issuance of letters of credit. Additionally, subject to certain conditions, AE Supply is permitted to request letters of credit of up to $50 million in the aggregate, and AE is permitted to request, on behalf of AE Supply and its subsidiaries, letters of credit of up to $125 million in the aggregate, under AE’s revolving credit facility.

	December 31, 2008		December 31, 2007
(In millions)	Amounts Recorded on the Consolidated Balance Sheet	Total Guarantees and Letters of Credit	Amounts Recorded on the Consolidated Balance Sheet	Total Guarantees and Letters of Credit
Guarantees:
Purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services (a)	$—	$69.7	$—	$41.0
Loans and other financing-related matters	—	6.8	—	10.2
Lease agreement (b)	—	5.0	—	4.9
Other	0.2	0.2	0.2	0.2

Total Guarantees	$0.2	$81.7	$0.2	$56.3

Letters of Credit:
Under AE’s Revolving Facility (c)	$—	$3.3	$—	$6.7
Other (d)	—	3.0	—	2.5

Total Letters of Credit	$—	$6.3	$—	$9.2

Total Guarantees and Letters of Credit	$0.2	$88.0	$0.2	$65.5

(a)	Includes AE guarantees on behalf of its subsidiaries of $69.7 million and $41.0 million at December 31, 2008 and 2007, respectively.
(b)	Amounts represent AE guarantees on behalf of its subsidiaries.
(c)	These amounts were comprised of a letter of credit issued in connection with a contractual obligation of Allegheny Ventures that will expire in July 2009.
(d)	These amounts were not issued under either AE’s credit facility or AE Supply’s credit facility.

NOTE 24:  VARIABLE INTEREST ENTITIES

FASB Interpretation 46(R), Consolidation of Variable Interest Entities (“FIN 46R”) requires the primary beneficiary of a Variable Interest Entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest or in which the equity investment at risk is insufficient to finance the entity’s activities without receiving financial support from the other parties.

Independent Power Producer (“IPP”) contracts.  Potomac Edison and West Penn each have a long-term electricity purchase contract with an unrelated independent power producer (“IPP”). As required by FIN 46R, Allegheny periodically requests from these IPPs the information necessary to determine whether they are VIEs and whether Allegheny is the primary beneficiary. Allegheny has been unable to obtain the requested information, which was determined by the IPPs to be proprietary.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potomac Edison and West Penn purchased power from these two IPPs in the amount of $113.3 million and $40.8 million, respectively, in 2008, $104.6 million and $52.5 million, respectively, in 2007, and $93.2 million and $47.4 million, respectively, in 2006. Potomac Edison recovers the full amount, and West Penn recovers a portion, of the cost of the applicable power contract in their respective rates charged to consumers or through customer surcharges. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable potential VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

APS Constellation, LLC (“APS Constellation”).  Allegheny Ventures, Inc., a non-utility subsidiary of AE, formed a partnership in 1995 with an unregulated business of Constellation Energy in a joint venture energy services company named APS Constellation. The business purpose of APS Constellation is the marketing, development, and implementation of energy conservation projects. APS Constellation, working under an Engineer/Procure/Construct agreement as a subcontractor for Potomac Edison, completed multiple energy conservation projects for Potomac Edison’s government customers at Ft. Detrick, MD. The projects resulted in performance payments and other fees remitted to APS Constellation. APS Constellation securitized the future revenue streams from the projects through several financings and made a partnership distribution of the proceeds in the early 2000s. Some of the project financings required Potomac Edison to provide ongoing guarantees.

In 2005, the joint venture operating agreement was amended based on Allegheny’s desire to limit Allegheny’s obligations and participation in APS Constellation, such as non-voluntary capital contributions and economic participation in future projects. In 2007, APS Constellation at Constellation Energy’s request began a new project without Allegheny’s involvement.

The accounts of APS Constellation are not included in Allegheny’s Consolidated Financial Statements in accordance with the provisions of FIN 46(R) because Allegheny does not expect to absorb a majority of the expected losses and/or residual returns based on an analysis of the services being provided under the joint venture operating agreement.

At December 31, 2008, Allegheny’s maximum exposure to loss related to APS Constellation consisted of a $0.7 million equity investment in APS Constellation, a letter of credit guarantee of $3.3 million and recourse guarantees of $6.8 million. These guarantees are not recorded on Allegheny’s Consolidated Balance Sheet.

PATH, LLC.  As discussed at Note 4, “Transmission Expansion,” in September 2007, Allegheny and AEP formed PATH, LLC to construct and operate PATH.

The accounts of PATH, LLC and its operating subsidiaries are included in Allegheny’s Consolidated Financial Statements in accordance with the provisions of FIN 46(R). Allegheny consolidated PATH, LLC because, based on an analysis of the services being provided and possible cash flow scenarios under the PATH, LLC agreement and other related agreements, Allegheny would absorb a majority of the expected losses and/or residual returns.

Allegheny’s Consolidated Balance Sheet at December 31, 2008 primarily reflected property, plant and equipment associated with the construction of PATH of approximately $20.9 million, cash and cash equivalents of $6.4 million, and minority interest related to AEP’s ownership of approximately $4.9 million. Allegheny’s Consolidated Balance Sheet at December 31, 2007 primarily reflected $6.2 million in regulatory assets and $3.7 million in accounts payable associated with the construction of PATH.

Allegheny has certain risks related to its involvement in PATH related to successfully obtaining necessary approvals, securing the necessary rights of way and the completion of the construction of the line and related

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities. In addition, certain regulatory risk exists regarding the recovery of the costs associated with the project including a fair return on the investment. PATH earns its revenues through a FERC approved formula rate mechanism which provides for recovery of all expenses and a return on its investment on a dollar for dollar basis. See Note 3, “Regulation and Rate Matters,” for additional information related to regulatory developments related to PATH.

Energy Insurance Services, Inc. Allegheny has entered into an insurance arrangement with Energy Insurance Services, Inc. (“EIS”) whereby EIS writes policies for Allegheny in a segregated cell, referred to as Mutual Business Program No. 2 (the “Program”). The Program is governed by a Participation Agreement that limits claims paid on policies that are not reinsured to premium payments made by Allegheny, contributions to surplus and any investment returns on those premiums less expenses. The accounts of the Program are included in Allegheny’s Consolidated Financial Statements in accordance with the provisions of FIN 46(R). At December 31, 2008, total assets were $15.3 million, consisting primarily of investments, and total liabilities were $12.1 million, consisting primarily of claim reserves. At December 31, 2008, Allegheny’s maximum exposure to loss related to EIS consisted of a $3.2 million equity investment in EIS recorded on its Consolidated Balance Sheet.

NOTE 25:  ASSET SALES AND DISCONTINUED OPERATIONS

Asset Sales

In May 2006, AE Supply sold a receivable from the Tennessee Valley Authority (the “TVA”) held by its Gleason operating unit for net proceeds of approximately $27.8 million. In December 2006, AE Supply completed the sale of the remaining assets associated with its Gleason generation facility to the TVA for net proceeds of $23 million.

Discontinued Operations

During 2004, Allegheny began efforts to sell Monongahela’s natural gas operations and AE Supply’s natural gas-fired peaking facilities (Lincoln, Wheatland and Gleason) and recorded impairment charges to adjust the carrying value of these assets to estimated net sales proceeds. The results of these operations were classified as discontinued operations in the accompanying Consolidated Statements of Income, and, through the dates on which these sales concluded, their assets and liabilities were classified as held for sale in the Consolidated Balance Sheets. These asset sales were completed in 2006, and Allegheny had no income (loss) from discontinued operations in 2008 or 2007.

The components of income from discontinued operations for 2006 were as follows:

(In millions)	2006
Operating expenses	$5.6
Interest expense	(2.5)

Income before income taxes	3.1
Income tax expense	(1.1)
Impairment charge, net of tax	(1.4)

Income from discontinued operations, net of tax	$0.6

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26:  COMMITMENTS AND CONTINGENCIES

Allegheny is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. Allegheny cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to SFAS 5, management provides for estimated losses to the extent that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses may have an adverse effect on Allegheny’s results of operations, cash flows and financial condition.

Environmental Matters and Litigation

The operations of Allegheny’s owned facilities, including its generation facilities, are subject to various federal, state and local laws, rules and regulations, some of which may be uncertain, as to air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities.

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

Moreover, there is a gap between desired reduction levels in the current proposed legislation and the current capabilities of technology; no current commercial-scale technology exists to enable many of the reduction levels in national, regional and state proposals. Such technology may not become available within a timeframe consistent with the implementation of any future climate control legislation or at all. To the extent that such technology does become available, Allegheny can provide no assurance that it will be suitable for installation at Allegheny’s generation facilities on a cost effective basis or at all. Based on estimates from a 2007 U.S. Department of Energy National Electric Technology Laboratory report, it could cost as much as $3,000 per kW to replace existing coal-based power generation with fossil fuel stations capable of capturing and sequestering CO2 emissions, and recent project announcements suggest that these costs could be substantially higher. However, exact estimates are difficult because of the variance in the legislative proposals and the current lack of deployable technology.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the legislative process and applicable technology each is in its infancy, it is difficult for Allegheny to aggressively implement greenhouse gas emission expenditures until the exact nature and requirements of any regulation are known and the capabilities of control or reduction technologies are more fully understood. Allegheny’s current strategy in response to climate change initiatives focuses on seven tasks:

•	maintaining an accurate CO2 emissions data base;

•	improving the efficiency of its existing coal-burning generation facilities;

•	following developing technologies for clean-coal energy and for CO2 emission controls at coal-fired power plants;

•	following developing technologies for carbon sequestration;

•	participating in CO2 sequestration efforts (e.g. reforestation projects) both domestically and abroad;

•	analyzing options for future energy investment (e.g. renewables, clean-coal, etc.); and

•	improving demand-side efficiency programs, as evidenced by customer conservation outreach plans and Allegheny’s Watt Watchers initiatives.

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

Allegheny’s compliance with the Clean Air Act has required, and may require in the future, that Allegheny install control technologies on many of its generation facilities. The Clean Air Interstate Rule (“CAIR”) promulgated by the U.S. Environmental Protection Agency (the “EPA”) on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of the currently available allowances. The EPA is revising certain portions of CAIR that were invalidated by the U.S. Court of Appeals for the District of Columbia Circuit.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”), establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases during 2010 and 2018. This rule was to be implemented through state implementation plans. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety. The State of West Virginia subsequently suspended its rule for implementing CAMR. Pennsylvania and Maryland, however, took the position that their mercury rules, which are discussed below, survived this ruling.

The Pennsylvania Department of Environmental Protection (the “PA DEP”) promulgated a more aggressive mercury control rule on February 17, 2007. Pennsylvania’s proposed shortened compliance schedule and more aggressive emissions limits might result in the installation of additional emission controls at any of Allegheny’s

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three Pennsylvania coal-fired facilities or in a change in fuel specifications. Controls might include additional Scrubbers, activated carbon injection, selective catalytic reduction or other, currently emerging technologies. On September 15, 2008, PPL Corporation filed a challenge to the PA DEP’s mercury rule in Pennsylvania Commonwealth Court. The Commonwealth Court overturned the Pennsylvania mercury rule on January 30, 2009. However, the PA DEP has filed an appeal, which automatically stays the Commonwealth Court decision. In addition, regardless of the ultimate disposition of the case, the PA DEP may adopt new, possibly more aggressive mercury control rules. Allegheny is continuing to monitor the PA DEP’s actions in this regard.

Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emission. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. In response to Allegheny’s request and after conducting a reliability evaluation, PJM, by letter dated November 8, 2006, determined that R. Paul Smith is vital to the regional reliability of power flow. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) has proposed specific regulations for R. Paul Smith to comply with alternate NOx, SO2 and mercury limits. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008, and Allegheny is participating in RGGI auctions. Allegheny is continuing to monitor and assess the reach and impact of these regulations on its Maryland operations.

AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny continues to evaluate and implement options for compliance; it completed the elimination of a partial bypass of Scrubbers at its Pleasants generation facility in December 2007 and expects to complete construction of Scrubbers at its Hatfield’s Ferry and Fort Martin generation facilities during 2009.

Allegheny’s NOx compliance plan functions on a system-wide basis, similar to its SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies.

The majority of Allegheny’s emission allowances were allocated to Allegheny by the EPA at zero cost. Allegheny’s actual allowance expense can vary from estimates due to changes in generation output, allowance market prices, fuel and fleet mix and the nature and timing of allowance transactions.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (the “PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania generation facilities that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland Attorney General. On January 17, 2006, the PA DEP and the Attorneys General filed an amended complaint. On May 30, 2006, the District Court denied Allegheny’s motion to dismiss the amended complaint. On July 26, 2006, at a status conference, the Court determined that discovery would proceed regarding liability issues, but not remedies. Discovery on the liability phase closed on December 31, 2007, and summary judgment briefing was completed during the first quarter of 2008. On September 2, 2008, the Magistrate Judge issued a Report and Recommendation that all parties’ motions for summary judgment be denied. Objections to this report and responses to those objections were filed by all parties. The District Court Judge heard oral argument on those objections on November 6, 2008 and issued a Memorandum Order on November 18, 2008. The Memorandum Order denied all motions for summary judgment, established certain legal standards to govern at trial and established the deadlines for the filing of Pre-Trial Statements. No trial date has been set at this time, but the trial judge indicated at the November 6, 2008 oral argument that a trial date may be set for the first half of 2009.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clean Water Act Compliance.  In 2004, the EPA issued a final rule requiring all existing power plants with once-through cooling water systems withdrawing more than 50 million gallons of water per day to meet certain standards to reduce mortality of aquatic organisms pinned against the water intake screens or, in some cases, drawn through the cooling water system. The standards varied based on the type and size of the water bodies from which the plants draw their cooling water.

In January 2007, the Second Circuit Court of Appeals issued a decision on appeal that remanded a significant portion of the rule to the EPA. As a result, the EPA suspended the rule, except for a requirement, which existed prior to the EPA’s adoption of the 2004 rule, that permitting agencies use best professional judgment (“BPJ”) to determine the best technology available for minimizing adverse environmental impacts for existing facility cooling water intakes. Pending re-issuance of the 2004 rule by the EPA, permitting agencies thus will rely on BPJ determinations during permit renewal at existing facilities.

In April 2008, the U.S. Supreme Court agreed to review the appeals court decision regarding cost/benefit analysis. At this time, Allegheny is unable to predict the outcome of the appeal, but could incur significant compliance costs if the 2004 rule is reissued or a similar rule is adopted.

Monongahela River Water Quality.  In late 2008, the PA DEP imposed water quality criteria for total dissolved solid and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at Allegheny’s Hatfield’s Ferry generation facility. These criteria are reflected in the current PA DEP water discharge permit for that project. Allegheny is appealing the PA DEP’s permitting decision, which could require it to incur significant costs or negatively impact its ability to operate the Scrubbers, but cannot predict the outcome of the appeal. The West Virginia Department of Environmental Protection also has expressed concerns over water quality in the Monongahela River, and the water discharge permit for the Scrubber project at Fort Martin is currently under review.

Global Warming Class Action.  On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs filed a notice of appeal of that ruling on September 17, 2007. The case has been fully briefed to the United States Court of Appeals for the Fifth Circuit, and oral argument took place on August 6, 2008. Before a decision was issued, the parties were notified that one of the presiding judges had disqualified himself from participating in the decision. Oral argument before a new panel took place on November 3, 2008, and the parties are awaiting a decision from the Court. AE intends to vigorously defend against this action but cannot predict its outcome.

Claims Related to Alleged Asbestos Exposure.  The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in three asbestos and/or environmental insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.) and Allegheny Energy, Inc. et al. v. Liberty Mutual Insurance Company, Civil Action No. 07-3168-BLS (Suffolk Superior Court, MA). Allegheny and Liberty Mutual Insurance Company have resolved their dispute and, therefore, Civil Action No. 07-3168-BLS will be voluntarily dismissed. The parties in the remaining actions are seeking a declaration of coverage under the policies for asbestos-related and environmental claims.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of December 31, 2008, Allegheny’s total number of claims alleging exposure to asbestos was 853 in West Virginia and five in Pennsylvania.

Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

Other Litigation

Nevada Power Contracts.  On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the FERC against AE Supply seeking action by the FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint. On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not decide whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County, NPC and other parties filed petitions for review of the FERC’s June 26, 2003 order with the United States Court of Appeals for the Ninth Circuit (the “NPC Petitions”). The NPC Petitions were consolidated in the Ninth Circuit. On December 19, 2006, the Ninth Circuit issued an opinion remanding the case to the FERC to determine, in accordance with the guidance set forth in the Ninth Circuit’s opinion, whether the FERC utilized the appropriate standard of review in deciding various claims, including NPC’s complaint. On May 3, 2007, AE Supply and others filed a petition to appeal the Ninth Circuit’s ruling to the United States Supreme Court. On June 26, 2008, the United States Supreme Court issued an opinion that rejected the Ninth Circuit’s reasoning, with instructions that the case be remanded to the FERC for amplification or clarification of its findings on two issues set forth in the opinion. The case has been remanded to the FERC, and the FERC issued an order on December 18, 2008 that provides for a paper hearing on the two issues identified by the United States Supreme Court, with initial filings due within 90 days and reply submissions within 90 days thereafter. However, the order holds those deadlines in abeyance, contingent upon settlement discussions between the parties, and a subsequent order lifting that stay has not been entered.

Allegheny intends to vigorously defend against this action but cannot predict its outcome.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Claim by California Parties.  On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement demand to AE Supply in the amount of approximately $190 million was made in the context of mediation efforts by the FERC and the United States Court of Appeals for the Ninth Circuit in pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit has since remanded one of those proceedings to FERC, which arises out of claims previously filed with the FERC by the California Attorney General on behalf of certain California parties against various sellers in the California wholesale power market, including AE Supply (the Lockyer case). The FERC issued an order on October 6, 2008 regarding the scope of those remand proceedings that expanded the relevant time period for the remand proceedings through June 20, 2001. AE Supply engaged in trading activity during the time period now covered by this remand order.

Allegheny intends to vigorously defend against these claims but cannot predict their outcome.

Ordinary Course of Business.  AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business.

Leases

Allegheny has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, communication lines and buildings.

Total capital and operating lease rent payments of $19.1 million, $18.5 million and $17.8 million were recorded as rent expense in 2008, 2007 and 2006, respectively. Allegheny’s estimated future minimum lease payments for capital and operating leases, with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total	Less: amount representing interest and fees	Present value of net minimum capital lease payments
Capital Leases	$11.3	$10.7	$8.7	$6.3	$4.7	$6.7	$48.4	$14.0	$34.4
Operating Leases	$4.5	$4.5	$4.3	$4.0	$4.2	$10.7	$32.2	$—	$—

The carrying amount of assets recorded under capitalized lease agreements included in “Property, plant and equipment, net” at December 31, consisted of the following:

(In millions)	2008	2007
Equipment	$48.6	$47.0
Building	0.1	0.2

Property held under capital leases	$48.7	$47.2

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allegheny’s regulated utilities are committed to purchasing the electrical output from 479 MWs of qualifying PURPA capacity. PURPA expense pursuant to these contracts in 2008, 2007 and 2006 was $222.2 million, $224.5 million and $203.8 million, respectively. The average cost of these power purchases was approximately 6.3, 5.9 and 5.4 cents per kilowatt-hour (“kWh”) in 2008, 2007 and 2006, respectively.

The table below reflects Allegheny’s estimated commitments for energy and capacity purchases under PURPA contracts as of December 31, 2008. The commitments were calculated based on expected PURPA purchased power prices at December 31, 2008, without giving effect to possible price changes that could occur as a result of any future CO2 emissions regulation or legislation. Actual values can vary substantially depending upon future conditions.

(In millions)	kWhs	Amount
2009	3,765.2	$259.7
2010	3,874.0	277.3
2011	3,873.2	276.8
2012	3,891.8	287.2
2013	3,881.8	292.8
Thereafter	54,370.0	4,217.2

Total	73,656.0	$5,611.0

Fuel Purchase and Transportation Commitments

Allegheny has entered into various long-term commitments for the procurement and transportation of fuel (primarily coal) and lime to supply its generation facilities. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Allegheny’s fuel expense was $1,080.9 million, $930.8 million and $842.7 million in 2008, 2007 and 2006, respectively, of which, $1,000.2 million, $831.5 million and $789.0 million, respectively, related to coal and lime expense. In 2008, Allegheny purchased approximately 28% of its coal from one vendor. Total estimated long-term fuel purchase and transportation commitments at December 31, 2008 were as follows:

(In millions)	Total
2009	$715.3
2010	925.1
2011	1,045.3
2012	727.9
2013	722.2
Thereafter	3,177.2

Total	$7,313.0

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Purchase Obligations

Unless extended by AE, the Professional Service Agreement with Electronic Data Systems Corporation and EDS Information Services, LLC related to certain of Allegheny’s technology functions will expire on December 31, 2012. Expected cash payments relating to the Professional Service Agreement are as follows:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
Other purchase obligations	$26.3	$25.2	$23.4	$22.6	$—	$—	$97.5

NOTE 27:  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2008 Quarter Ended (a)				2007 Quarter Ended (a)
(In millions, except per share amounts)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Operating revenues	$875.0	$953.5	$849.6	$707.8	$847.6	$826.5	$846.6	$786.3
Operating income	$246.8	$298.3	$186.9	$77.4	$235.2	$186.9	$228.4	$166.8
Net income	$136.1	$154.1	$89.0	$16.2	$109.7	$77.0	$115.0	$110.4
Basic income per common share	$0.81	$0.92	$0.53	$0.10	$0.66	$0.46	$0.69	$0.66
Diluted income per common share	$0.80	$0.91	$0.52	$0.10	$0.65	$0.45	$0.67	$0.65

(a)	Quarterly amounts may not total to full-year results due to rounding.

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of

Allegheny Energy, Inc.

Greensburg, Pennsylvania

We have audited the accompanying consolidated balance sheet and the consolidated statement of capitalization of Allegheny Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedules as of and for the year ended December 31, 2008 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The consolidated financial statements and financial statement schedules of the Company for the years ended December 31, 2007 and 2006 were audited by other auditors whose report, dated February 27, 2008, expressed an unqualified opinion and included an explanatory paragraph concerning a change in the manner in which the Company accounts for uncertain tax positions as of January 1, 2007, and a change in the manner in which the Company presents pension and other postretirement benefits as of December 31, 2006, discussed in Notes 6 and 10, respectively, to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 26, 2009

To the Board of Directors and Stockholders of

Allegheny Energy, Inc.

Greensburg, Pennsylvania

We have audited the internal control over financial reporting of Allegheny Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 26, 2009

To the Board of Directors and Shareholders

of Allegheny Energy, Inc.

In our opinion, the consolidated balance sheet and the consolidated statement of capitalization as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries (the “Company”) at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period December 31, 2007 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007. As discussed in Note 10, the Company changed the manner in which it presents pension and other postretirement benefits as of December 31, 2006.

PricewaterhouseCoopers LLP

February 27, 2008

S-1

SCHEDULE I

ALLEGHENY ENERGY, INC. (Parent Company)

Condensed Financial Statements

Statements of Income:
	Year ended December 31,
(In thousands)	2008	2007	2006
Operating revenues	$—	$—	$—
Operating expenses	6,140	5,783	6,839

Operating loss	(6,140)	(5,783)	(6,839)

Equity in earnings of subsidiaries	399,068	384,927	348,314
Other income (expenses), net	2,941	4,364	3,072
Interest expense (benefit)	3,059	(48,571)	23,131

Income before income taxes	392,810	432,079	321,416
Income tax expense (benefit)	(2,637)	19,865	2,095

Net income	$395,447	$412,214	$319,321

Statements of Cash Flows:
	Year ended December 31,
(In thousands)	2008	2007	2006
Net cash provided by operating activities	$197,920	$97,075	$137,951
Cash flows from investing activities:
Notes receivable from subsidiaries	81,094	(72,253)	4,895
Contributions to subsidiaries	(123,779)	(17,125)	(13,911)
Other investments	(50,000)	—	—

Net cash used in investing activities	(92,685)	(89,378)	(9,016)

Cash flows from financing activities:
Issuance of long-term debt, net of $1,074 in debt issuance costs	—	—	217,997
Retirement of long-term debt	—	—	(418,071)
Return of parent company contribution	6,000	—	—
Stock units	(7,417)	—	—
Stock options	12,153	—	—
Exercise of stock options	25,347	26,447	24,691
Cash dividends paid on common stock	(101,135)	(25,003)	—

Net cash provided by (used in) financing activities	(65,052)	1,444	(175,383)

Net increase (decrease) in cash and cash equivalents	40,183	9,141	(46,448)
Cash and cash equivalents at beginning of period	18,772	9,631	56,079

Cash and cash equivalents at end of period	$58,955	$18,772	$9,631

Cash dividends received from consolidated subsidiaries	$205,324	$67,564	$147,702

Balance Sheets:
	As of December 31,
(In thousands)	2008	2007
ASSETS
Current assets	$102,281	$107,574
Investments and other assets	2,863,001	2,488,099
Deferred charges	3,042	4,514

Total assets	$2,968,324	$2,600,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$126,021	$92,524
Deferred credits and other liabilities	(8,445)	(27,689)
Stockholders’ equity	2,850,748	2,535,352

Total liabilities and stockholders’ equity	$2,968,324	$2,600,187

See accompanying Note to Condensed Financial Statements.

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

AE has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements. Stockholders’ equity reflects accumulated other comprehensive loss of $43.3 million and $40.2 million at December 31, 2008 and 2007, respectively.

S-2

SCHEDULE II

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For Years Ended December 31, 2008, 2007 and 2006

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Deductions (c)	Balance at End of Period
Allowance for uncollectible accounts:
Year Ended December 31, 2008	$14,252,059	$16,770,586	$3,744,337	$21,487,208	$13,279,774
Year Ended December 31, 2007	$14,590,972	$17,324,986	$3,571,084	$21,234,983	$14,252,059
Year Ended December 31, 2006	$16,778,240	$14,992,661	$4,011,475	$21,191,404	$14,590,972

(a)	Amount charged to bad debt expense.
(b)	Collection of accounts previously written off.
(c)	Uncollectible accounts written off during the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 27, 2008, AE dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. AE previously announced that the Audit Committee of AE’s Board of Directors (the “Audit Committee”) had determined on October 3, 2007, that PwC would be dismissed as AE’s independent registered public accounting firm effective upon PwC’s completion of its procedures regarding the financial statements of AE for the year ended December 31, 2007 and the Form 10-K for the year ended December 31, 2007 in which such financial statements were included. PwC completed its procedures on February 27, 2008, coincident with the filing of Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  AE maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting:  During the quarter ended December 31, 2008, there have been no changes in AE’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AE’s management assessed the effectiveness of AE’s internal control over financial reporting as of December 31, 2008. In making this assessment, AE’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2008, AE’s internal control over financial reporting is effective based on those criteria.

The effectiveness of AE’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item (other than the information set forth below) is contained in AE’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors,” “Executive Compensation” and “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to the registrant’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section “Executive Officers.”

Code of Business Conduct and Ethics

Allegheny maintains a Code of Business Conduct and Ethics for its directors, officers and employees in order to promote honest and ethical conduct and compliance with the laws and regulations to which Allegheny is subject. All directors, officers and employees of Allegheny are expected to be familiar with the Code of Business Conduct and Ethics and to adhere to its principles and procedures. The Code of Business Conduct and Ethics is available free of charge on Allegheny’s website at http://www.alleghenyenergy.com. Allegheny intends to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Conduct and Business Ethics by posting such information on the website listed above.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is contained in AE’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in AE’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in AE’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in AE’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	The financial statements and financial statement schedules filed as part of this Report are set forth under Item 8. Reference is made to the index on page 188.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY ENERGY, INC.

By:	/s/ Paul J. Evanson
(Paul J. Evanson, Chairman, President and Chief Executive Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated.

	Signature	Title	Date
(i)	Principal Executive Officer:

	/s/ Paul J. Evanson (Paul J. Evanson)	Chairman and President, Chief Executive Officer	February 27, 2009

(ii)	Principal Financial Officer:

	/s/ Kirk R. Oliver (Kirk R. Oliver)	Senior Vice President and Chief Financial Officer	February 27, 2009

(iii)	Principal Accounting Officer:

	/s/ William F. Wahl, III (William F. Wahl, III)	Vice President, Controller and Chief Accounting Officer	February 27, 2009

(iv)	Directors:

	/s/ H. Furlong Baldwin (H. Furlong Baldwin)	/s/ Ted J. Kleisner (Ted J. Kleisner)

	/s/ Eleanor Baum (Eleanor Baum)	/s/ Christopher D. Pappas (Christopher D. Pappas)

	/s/ Paul J. Evanson (Paul J. Evanson)	/s/ Steven H. Rice (Steven H. Rice)	February 27, 2009

	/s/ Cyrus F. Freidheim, Jr. (Cyrus F. Freidheim, Jr.)	/s/ Gunnar E. Sarsten (Gunnar E. Sarsten)

	/s/ Julia L. Johnson (Julia L. Johnson)	/s/ Michael H. Sutton (Michael H. Sutton)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-65657, 333-31610, 33-40432, 333-113660, 333-117117, 333-151647 and 333-119397 on Form S-8 of Allegheny Energy, Inc. of our reports dated February 26, 2009, relating to the consolidated financial statements and financial statement schedules of Allegheny Energy, Inc. and subsidiaries and the effectiveness of Allegheny Energy, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Allegheny Energy, Inc. for the year ended December 31, 2008.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 26, 2009

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in Registration Statements on Form S-8 (Nos. 333-151647, 333-65657, 333-31610, 33-40432, 333-113660, 333-117117 and 333-119397) of Allegheny Energy, Inc. of our report dated February 27, 2008 relating to the financial statements and financial statement schedules, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 26, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Energy, Inc., a Maryland corporation, do hereby constitute and appoint PAUL J. EVANSON and KIRK R. OLIVER , and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to the annual report on Form 10-K for the year ended December 31, 2008, under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated: February 27, 2009

/s/ H. Furlong Baldwin (H. Furlong Baldwin)	/s/ Ted J. Kleisner (Ted J. Kleisner)

/s/ Eleanor Baum (Eleanor Baum)	/s/ Christopher D. Pappas (Christopher D. Pappas)

/s/ Paul J. Evanson (Paul J. Evanson)	/s/ Steven H. Rice (Steven H. Rice)

/s/ Cyrus F. Freidheim, Jr. (Cyrus F. Freidheim, Jr.)	/s/ Gunnar E. Sarsten (Gunnar E. Sarsten)

/s/ Julia L. Johnson (Julia L. Johnson)	/s/ Michael H. Sutton (Michael H. Sutton)

EXHIBIT INDEX

(Rule 601(a))

	Documents	Incorporation by Reference
3.1	Articles of Restatement, dated September 4, 2008	Form 10-Q of the Company (1-267) filed November 6, 2008, ex. 3.1
3.2	Amended & Restated By-laws of the Company adopted December 4, 2008	Form 8-K of the Company (1-267) filed December 10, 2008, ex. 3.1
10.1	Amended and Restated Revised Plan for Deferral of Compensation of Directors	Form 8-K of the Company (1-267) filed October 6, 2006, ex. 99.1
10.2	Amended and Restated Revised Plan for Deferral of Compensation of Directors	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.4
10.3	Allegheny Energy Amended and Restated Supplemental Executive Retirement Plan	Form 10-K of the Company (1-267) filed December 31, 2005, ex. 10.4
10.4	Allegheny Energy Amended and Restated Supplemental Executive Retirement Plan	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.8
10.5	Executive Life Insurance Program and Collateral Assignment Agreement	Form 10-K of the Company (1-267) filed December 31, 1994, ex. 10.5
10.6	Restricted Stock Plan for Outside Directors	Form 10-K of the Company (1-267) filed December 31, 1998, ex. 10.7
10.7	Amended and Restated Restricted Stock Plan for Outside Directors	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.3
10.8	Deferred Stock Unit Plan for Outside Directors	Form 10-K of the Company (1-267) filed December 31, 1997, ex. 10.8
10.9	Allegheny Energy, Inc. 2004 Non-Employee Director Stock Plan	Schedule 14A Definitive Proxy Statement of the Company (1-267) filed April 4, 2004, Annex A
10.10	Allegheny Energy, Inc. Annual Incentive Plan	Schedule 14A Definitive Proxy Statement of the Company (1-267) filed April 4, 2004, Annex B
10.11	Allegheny Energy, Inc. Amended and Restated Annual Incentive Plan	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.7
10.12	Form of Stock Option Agreement	Form 10-K of the Company (1-267) filed December 31, 2004 ex. 10.12
10.13	Stock Unit Plan	Form 10-K of the Company (1-267) filed December 31, 2004, ex. 10.13
10.14	Amended and Restated Stock Unit Plan	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.7
10.15	Form of Stock Unit Agreement	Form 10-K of the Company (1-267) filed December 31, 2004, ex. 10.14
10.16	Allegheny Energy, Inc. 1998 Long-Term Incentive Plan revised as of January 1, 2004	Form 10-Q of the Company (1-267) filed March 31, 2004, ex. 10.1
10.17	Allegheny Energy, Inc. 1998 Long-Term Incentive Plan amended and restated as of January 1, 2008	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.5
10.18	Allegheny Energy, Inc. 2008 Long-Term Incentive Plan	Schedule 14A Definitive Proxy Statement of the Company (1-267) filed March 20, 2008, Annex B
10.19	Executive Severance Plan	Form 8-K of the Company (1-267) filed July 16, 2008, ex. 10.1
10.20	Executive Change in Control Severance Plan	Form 8-K of the Company (1-267) filed July 16, 2008, ex. 10.2

EXHIBIT INDEX

(Rule 601(a))

	Documents	Incorporation by Reference
10.21	Employment Contract of Chief Executive Officer	Form 10-K of the Company (1-267) filed December 31, 2002, ex. 10.13
10.22	Employment Contract of Vice President	Form 10-K of the Company (1-267) filed December 31, 2003, ex. 10.15
10.23	Amendment to Employment Contract of Chief Executive Officer	Form 10-K of the Company (1-267) filed December 31, 2003, ex. 10.17
10.24	Employment Agreement of Vice President, Human Resources	Form 8-K of the Company (1-267) filed January 6, 2006, ex. 10.1
10.25	Amendment to Employment Contract of Senior Vice President and Chief Financial Officer	Form 8-K of the Company (1-267) filed July 19, 2006, ex. 10.1
10.26	Change in Control Agreement, dated July 7, 2006, between Allegheny Energy Service Corporation and Vice President	Form 8-K of the Company (1-267) filed July 19, 2006, ex. 10.3
10.27	Change in Control Agreement, dated October 18, 2006, between Allegheny Energy Service Corporation and Vice President and General Counsel	Form 8-K of the Company (1-267) filed October 24, 2006, ex. 10.1
10.28	Letter Agreement, dated October 18, 2006, between Allegheny Energy Service Corporation and Vice President and General Counsel	Form 8-K of the Company (1-267) filed October 24, 2006, ex. 10.2
10.29	Letter Agreement, dated August 3, 2006, between Allegheny Energy Service Corporation and Vice President	Form 10-Q of the Company (1-267) filed June 30, 2006, ex. 10.3
10.30	Amended and Restated Non-Employee Director Stock Plan	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.2
10.31	Amended and Restated Nonqualified Deferred Compensation Plan	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.9
10.32	Amendment to Employment Agreement of Senior Vice President and Chief Financial Officer	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.10
10.33	Amendment to Employment Agreement of Vice President	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.11
10.34	Amendment to Change in Control Agreement of Vice President and General Counsel	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.12
10.35	Amendment to Change in Control Agreement of Vice President	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.13
10.36	Amendment to Change in Control Agreement of Vice President and Controller	Form 10-Q of the Company (1-267) November 7, 2007, ex. 10.14
10.37	Amendment to Severance Agreement of Vice President and General Counsel	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.15
10.38	Amendment to Severance Agreement of Vice President	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.16
10.39

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

Form 8-K of the Company (1-267) filed May 8, 2006, ex. 10.1

EXHIBIT INDEX

(Rule 601(a))

	Documents	Incorporation by Reference
10.40	Security Agreement dated as of May 2, 2006, by and among Allegheny Energy Supply Company, LLC, Citicorp USA, Inc., as Administrative Agent and Citibank, N.A., as Collateral Agent.	Form 8-K of the Company (1-267) filed May 8, 2006, ex. 10.2
10.41	Amendment No. 1, dated September 11, 2007, to Credit Agreement, dated as of May 2, 2006, among Allegheny Energy Supply Company, LLC, certain banks, financial institutions and other institutional lenders and Citicorp USA, Inc., as Administrative Agent.	Form 8-K of the Company (1-267) filed September 17, 2007, ex. 10.1
10.42

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

Form 8-K of the Company (1-267) filed May 25, 2006, ex. 10.1
10.43	Amendment No. 1, dated September 11, 2007, to Credit Agreement, dated as of May 22, 2006, among Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, certain banks, financial institutions and other institutional lenders and Citicorp North America, Inc., as Administrative Agent.	Form 8-K of the Company (1-267) filed September 17, 2007, ex. 10.2
10.44	EPC Agreement No. 1001 dated July 12, 2006, between Allegheny Energy Supply Company, LLC and The Babcock & Wilcox Company covering Flue Gas Desulfurization Project at Hatfield’s Ferry Units 1, 2 and 3	Form 10-Q of the Company (1-267) filed August 8, 2006, ex. 10.1
10.45

EPC Agreement No. 1002 dated July 13, 2006, between

Allegheny Energy Supply Company, LLC and Washington

Group International covering Balance of Plant for Flue Gas Desulfurization Project at Hatfield’s Ferry Units 1, 2 and 3

Form 10-Q of the Company (1-267) filed August 8, 2006, ex. 10.2
10.46*	Alliance Agreement for Engineering, Construction and Project Management for the Trans-Allegheny Interstate Line Project, dated February 28, 2007, by and between Trans-Allegheny Interstate Line Company and Kenny Construction Company	Form 10-Q of the Company (1-267) filed May 8, 2007, ex. 10.1
10.47*	Limited Liability Agreement of Potomac-Appalachian Transmission Highline, LLC, dated as of September 1, 2007	Form 10-Q of the Company (1-267) filed November 7, 2007, ex. 10.1
10.48	Amended and Restated Credit Agreement, dated as of August 15, 2008, among Trans-Allegheny Interstate Line Company, certain lenders party thereto and Citibank, N.A., as Administrative Agent	Form 10-Q of the Company (1-267) filed November 6, 2008, ex. 10.1
10.49	Equity Commitment Agreement, dated as of August 15, 2008, between Allegheny Energy, Inc. and Union Bank of California, as Collateral Agent	Form 10-Q of the Company (1-267) filed November 6, 2008, ex. 10.2
10.50	Pledge Agreement, dated as of August 15, 2008, between Allegheny Energy, Inc. and Union Bank of California, as Collateral Agent	Form 10-Q of the Company (1-267) filed November 6, 2008, ex. 10.3

EXHIBIT INDEX

(Rule 601(a))

	Documents	Incorporation by Reference
10.51	Subsidiaries’ Indentures described below
12	Computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of AE:

	Name of Company	State of Organization
	Allegheny Energy Service Corporation—100%	Maryland
	Allegheny Ventures, Inc.—100%	Delaware
	Monongahela Power Company—100%	Ohio
	The Potomac Edison Company—100%	Maryland and Virginia
	West Penn Power Company—100%	Pennsylvania
	Allegheny Energy Supply Company, LLC—98.025%	Delaware
	Allegheny Energy Supply Hunlock Creek, LLC—100%	Delaware
	Allegheny Energy Transmission, LLC—100%	Delaware
	Green Valley Hydro, LLC—100%	Virginia
	Ohio Valley Electric Corporation—3.50%	Ohio
23.1	Consent of Independent Registered Public Accounting Firm	See page 185 herein.
23.2	Consent of Independent Registered Public Accounting Firm	See page 186 herein.
24	Powers of Attorney	See page 187 herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Confidential treatment has been requested from the commission for portions of this document.