Form 10-Q
period 2009-03-31
ALLEGHENY ENERGY, INC
filed 2009-05-08
CIK 3673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
Commission File Number 1-267

ALLEGHENY ENERGY, INC.
(Name of Registrant)

Maryland	13-5531602
(State of Incorporation)	(IRS Employer Identification Number)
800 Cabin Hill Drive, Greensburg,

Pennsylvania
(Address of Principal Executive	15601
Offices)	(Zip Code)
(724) 837-3000
(Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2009, 169,399,335 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	79
Item 4. Controls and Procedures	80

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	81
Item 1A. Risk Factors	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3. Defaults Upon Senior Securities	81
Item 4. Submission of Matters to a Vote of Security Holders	81
Item 5. Other Information	81
Item 6. Exhibits	82
Signatures	83
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

GLOSSARY
     The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and certain of its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company, a regulated subsidiary of AE
West Penn	West Penn Power Company, a regulated subsidiary of AE

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2009	2008
Operating revenues	$957,173	$875,026
Operating expenses:
Fuel	258,961	249,826
Purchased power and transmission	133,895	97,380
Deferred energy costs, net	(17,007)	(10,454)
Operations and maintenance	167,174	168,700
Depreciation and amortization	68,511	70,289
Taxes other than income taxes	55,814	52,439

Total operating expenses	667,348	628,180

Operating income	289,825	246,846
Other income (expense), net	2,457	6,209
Interest expense	57,279	58,431

Income before income taxes	235,003	194,624
Income tax expense	100,906	58,293

Net income	134,097	136,331
Less net income attributable to noncontrolling interest	(172)	(206)

Net income attributable to Allegheny Energy, Inc	$133,925	$136,125

Earnings per common share attributable to Allegheny Energy, Inc.:
Basic	$0.79	$0.81
Diluted	$0.79	$0.80

Average common shares outstanding:
Basic	169,443	167,560
Diluted	169,873	169,950

Dividends per common share	$0.15	$0.15
See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$134,097	$136,331
Adjustments for non-cash items included in income:
Depreciation and amortization	68,511	70,289
Amortization of debt related costs	2,756	2,861
Amortization of liability for adverse power purchase commitment	(4,367)	(4,284)
Amortization of Pennsylvania stranded cost recovery asset	—	5,427
Gain on disposal or retirement of assets on disposal or retirement of assets	(194)	(358)
Provision for uncollectible accounts	1,852	4,506
Deferred income taxes and investment tax credit, net	98,078	41,435
Deferred energy costs, net	(17,007)	(10,454)
Stock-based compensation expense	3,556	2,735
Unrealized gains on derivative contracts, net	(33,163)	(1,320)
Pension and other postretirement employee benefit plan expense	10,093	7,995
Pension and other postretirement employee benefit plan contributions	(1,671)	(39,055)
Deferred revenue — Fort Martin scrubber project	3,444	5,437
Deferred revenue recognized — Virginia	(15,358)	—
Other, net	1,126	482
Share-based excess tax benefits included in cash flows from financing activities	(19,965)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(61,760)	(54,734)
Materials, supplies and fuel	(42,418)	(1,952)
Prepaid taxes	(39,875)	(34,809)
Collateral deposits	(73,281)	12,489
Accounts payable	15,148	(45,496)
Accrued taxes	(49,469)	(10,201)
Accrued interest	10,527	(2,244)
Regulatory assets	16,660	(1,695)
Deferred income taxes	126	(752)
Regulatory liabilities	(901)	16,283
Other operating assets and liabilities	793	7,144

Net cash provided by operating activities	7,338	106,060

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash Flows From Investing Activities:
Capital expenditures	(254,057)	(239,816)
Proceeds from asset sales	200	400
Purchase of Merrill Lynch interest in subsidiary	—	(50,000)
Decrease in restricted funds	58,934	64,777
Other investments	(1,551)	(1,575)

Net cash used in investing activities	(196,474)	(226,214)

Cash Flows From Financing Activities:
Issuance of long-term debt	97,672	124,347
Repayment of long-term debt	(57,169)	(159,393)
Equity contribution to PATH, LLC by the joint venture partner	—	3,070
Payments on capital lease obligations	(2,238)	—
Share-based excess tax benefits	19,965	—
Proceeds from exercise of employee stock options	48	8,256
Cash dividends paid on common stock	(25,409)	(25,161)

Net cash provided by (used in) financing activities	32,869	(48,881)

Net decrease in cash and cash equivalents	(156,267)	(169,035)
Cash and cash equivalents at beginning of period	362,145	258,750

Cash and cash equivalents at end of period	$205,878	$89,715

Supplemental Cash Flows Information:
Cash paid during the period for interest (net of amounts capitalized)	$43,848	$57,763
Capital additions, non-cash	$3,932	$(30,965)
See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$205,878	$362,145
Accounts receivable:
Customer	263,899	188,309
Unbilled utility revenue	93,861	122,695
Wholesale and other	74,329	61,445
Allowance for uncollectible accounts	(13,062)	(13,280)
Materials and supplies	114,375	115,107
Fuel	172,568	128,238
Deferred income taxes	2,418	69,617
Prepaid taxes	84,641	44,766
Collateral deposits	113,773	33,441
Derivative assets	143,735	113,087
Regulatory assets	147,829	158,835
Other	89,589	111,317

Total current assets	1,493,833	1,495,722

Property, Plant and Equipment:
Generation	6,119,553	6,107,344
Transmission	1,187,581	1,171,716
Distribution	3,987,054	3,944,068
Other	466,375	463,377
Accumulated depreciation	(5,042,594)	(4,994,099)

Subtotal	6,717,969	6,692,406
Construction work in progress	1,486,957	1,309,790

Total property, plant and equipment, net	8,204,926	8,002,196

Investments and Other Assets:
Goodwill	367,287	367,287
Restricted funds — Fort Martin scrubber project	83,761	133,346
Investments in unconsolidated affiliates	28,356	27,955
Other	21,252	19,695

Total investments and other assets	500,656	548,283

Deferred Charges:
Regulatory assets	677,596	687,696
Derivative assets	12,744	9,816
Other	64,334	67,335

Total deferred charges	754,674	764,847

Total Assets	$10,954,089	$10,811,048

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2009	2008
LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	$198,441	$93,848
Accounts payable	393,376	374,229
Accrued taxes	66,558	119,431
Payable to PJM for FTRs	65,964	110,774
Derivative liabilities	20,329	22,153
Regulatory liabilities	54,390	69,208
Accrued interest	68,575	58,048
Other	157,787	155,809

Total current liabilities	1,025,420	1,003,500

Long-term Debt, excluding amounts due within one year	4,054,544	4,115,921
Deferred Credits and Other Liabilities:
Derivative liabilities	10,303	11,886
Income taxes payable	79,059	75,669
Investment tax credit	64,955	65,768
Deferred income taxes	1,301,343	1,277,439
Regulatory liabilities	532,972	528,937
Pension and other postretirement employee benefit plan liabilities	585,162	578,440
Adverse power purchase commitment	127,856	132,334
Other	162,671	165,500

Total deferred credits and other liabilities	2,864,321	2,835,973

Commitments and Contingencies (Note 13)
Equity:
Common stock — $1.25 par value per share, 260 million shares authorized and 169,448,538 and 169,413,887 shares issued at March 31, 2009 and December 31, 2008, respectively	211,788	211,767
Other paid-in capital	1,975,996	1,952,440
Retained earnings	840,122	731,615
Treasury stock at cost - 49,493 shares	(1,756)	(1,756)
Accumulated other comprehensive loss	(21,424)	(43,318)

Total Allegheny Energy, Inc. common stockholders’ equity	3,004,726	2,850,748
Noncontrolling interest	5,078	4,906

Total equity	3,009,804	2,855,654

Total Liabilities and Equity	$10,954,089	$10,811,048

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

							Total
							Allegheny
						Accumulated	Energy, Inc.
			Other			other	common
	Shares	Common	paid-in	Retained	Treasury	comprehensive	stockholders’	Noncontrolling	Total
(In thousands, except shares)	outstanding	stock	capital	earnings	stock	loss	equity	interest	equity
Balance at December 31, 2008	169,364,394	$211,767	$1,952,440	$731,615	$(1,756)	$(43,318)	$2,850,748	$4,906	$2,855,654
Net income	—	—	—	133,925	—	—	133,925	172	134,097
Defined benefit pension and other benefit plan amortization, net of tax of $571	—	—	—	—	—	842	842	—	842
Cash flow hedges, net of tax of $13,330	—	—	—	—	—	21,052	21,052	—	21,052
Dividends on common stock	—	—	—	(25,409)	—	—	(25,409)	—	(25,409)
Stock-based compensation expense:				—		—		—
Stock units	—	—	4	—	—	—	4	—	4
Non-employee director stock awards	13,201	17	201	(9)	—	—	209	—	209
Stock options	—	—	1,705	—	—	—	1,705	—	1,705
Performance shares	—	—	1,624	—	—	—	1,624	—	1,624
Restricted shares	17,850	—	12	—	—	—	12	—	12
Exercise of stock options	3,600	4	44	—	—	—	48	—	48
Dividends on stock units	—	—	1	(1)	—	—	—	—	—
Share-based excess tax benefits	—	—	19,965	—	—	—	19,965	—	19,965
Other	—	—	—	1	—	—	1	—	1

Balance at March 31, 2009	169,399,045	$211,788	$1,975,996	$840,122	$(1,756)	$(21,424)	$3,004,726	$5,078	$3,009,804

							Total
							Allegheny
						Accumulated	Energy, Inc.
			Other			other	common
	Shares	Common	paid-in	Retained	Treasury	comprehensive	stockholders’	Noncontrolling	Total
(In thousands, except shares)	outstanding	stock	capital	earnings	stock	loss	equity	interest	equity
Balance at December 31, 2007	167,223,576	$209,091	$1,924,072	$444,177	$(1,756)	$(40,232)	$2,535,352	$13,241	$2,548,593
Net income	—	—	—	136,125	—	—	136,125	206	136,331
Defined benefit pension and other benefit plan amortization, net of tax of $334	—	—	—	—	—	327	327	—	327
Cash flow hedges, net of tax of $24,386	—	—	—	—	—	(38,842)	(38,842)	—	(38,842)
Purchase of minority interest in AE Supply	—	—	—	—	—	—	—	(13,238)	(13,238)
Equity contribution to PATH, LLC by AEP	—	—	—	—	—	—	—	3,070	3,070
Dividends on common stock	—	—	—	(25,161)	—	—	(25,161)	—	(25,161)
Stock-based compensation expense:
Stock units	—	—	342	—	—	—	342	—	342
Non-employee director stock awards	16,267	20	257	(8)	—	—	269	—	269
Stock options	—		2,110	—	—	—	2,110	—	2,110
Exercise of stock options	606,902	759	7,497	—	—	—	8,256	—	8,256
Settlement of stock units	54	—	—	—	—	—	—	—	—
Dividends on stock units	—	—	68	(68)	—	—	—	—	—
Other	—	—	—	—	—	(1)	(1)	—	(1)

Balance at March 31, 2008	167,846,799	$209,870	$1,934,346	$555,065	$(1,756)	(78,748)	$2,618,777	$3,279	$2,622,056

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The Delivery and Services segment primarily consists of Allegheny’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding its generation operations, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”). The Distribution Companies primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland and Virginia. The Delivery and Services segment also includes Trans-Allegheny Interstate Line Company (“TrAIL Company”) and Potomac-Appalachian Transmission Highline, LLC (“PATH, LLC”). TrAIL Company was formed in 2006 in connection with the management and financing of transmission expansion projects, including the Trans-Allegheny Interstate Line (“TrAIL”), a 500 kV transmission line to extend from southwestern Pennsylvania through West Virginia and into northern Virginia. PATH, LLC, which is a series limited liability company, was formed in 2007 with a subsidiary of American Electric Power Company, Inc. (“AEP”) to build the Potomac-Appalachian Transmission Highline (“PATH”), a high-voltage transmission line that is proposed to extend across West Virginia and into Maryland.
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
Financial Statement Presentation
     As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), Allegheny’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These unaudited Consolidated Financial Statements should be read in conjunction with Allegheny’s Consolidated Financial Statements and Notes in its Annual Report on Form 10-K for the year ended December 31, 2008.
     The accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Allegheny’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008, its cash flows for the three months ended March 31, 2009 and 2008 and its consolidated statement of changes in equity for the three months ended March 31, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in revenues, fuel and energy purchases and other factors. The year-end 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
FSP FAS No. 157-2
     In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FSP FAS No. 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which permitted a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Allegheny adopted SFAS 157, effective January 1, 2008 for financial assets and liabilities, and deferred application of SFAS 157 for non-financial assets and liabilities that are not recognized at fair value on a recurring basis until January 1, 2009. The application of SFAS 157 to non-financial assets and liabilities effective January 1, 2009 did not have a material impact on Allegheny’s results of operations or financial position.
SFAS 161
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of derivative contracts and the gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 also requires disclosure of the location of the derivative contracts and their related gains and losses in an entity’s financial statements. Allegheny adopted SFAS 161 effective January 1, 2009, which affected Allegheny’s derivative disclosures but did not impact Allegheny’s results of operations or financial position.
SFAS 160
     In December 2008, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (formerly “minority interest”) and for the deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with SFAS No. 141 (revised 2007), “Business Combinations.” Under SFAS 160, non-controlling interests are reported in the consolidated statement of financial position as a separate component within equity, and consolidated net income and consolidated comprehensive income are adjusted to include amounts attributable to the noncontrolling interest. Allegheny adopted SFAS 160 effective January 1, 2009, which affected Allegheny’s financial statement presentation but did not materially affect Allegheny’s results of operations or financial position.
FSP FAS 157-4
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with issued SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for Allegheny April 1, 2009. This pronouncement is not expected to have a significant impact on Allegheny’s results of operations or financial position.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies consistent with those currently required in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for Allegheny April 1, 2009. These pronouncements will impact future disclosures but will not impact Allegheny’s results of operations or financial position.
FSP FAS 132(R)-1
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This pronouncement amends SFAS No. 132 to require disclosure of the fair value of categories of plan assets based on the types of assets held in the plan, disclosures about the nature and amount of concentrations of risk within categories of plan assets, and disclosures about the fair value measurement inputs, similar to SFAS 157. FSP FAS 132(R)-1 is effective for Allegheny beginning with annual disclosures as of December 31, 2009 and will affect Allegheny’s financial statement presentation but will not impact Allegheny’s results of operations or financial position.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 3: REGULATORY ASSETS AND LIABILITIES
          Allegheny’s regulated utility operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). Regulatory assets represent probable future revenues associated with incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process or amounts collected for costs not yet incurred. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets were as follows:

	March 31,	December 31,
(In millions)	2009	2008
Regulatory assets, including current portion:
Income taxes (a)(b)	$228.5	$231.3
Pension benefits and postretirement benefits other than pensions (a)(c)	386.1	390.4
Pennsylvania Competitive Transition Charge (“CTC”) reconciliation (d)	53.9	73.6
Unamortized loss on reacquired debt (a)(e)	30.0	31.1
Unrealized loss on decreased fair value of financial transmission rights (f)	7.5	17.8
Deferred ENEC charges (f)	65.9	52.0
Other (g)	53.5	50.3

Subtotal	825.4	846.5

Regulatory liabilities, including current portion:
Net asset removal costs	413.4	407.4
Income taxes	34.2	35.2
SO2 allowances	13.1	13.3
Virginia collections for costs not yet incurred	13.0	28.3
Fort Martin Scrubber project—environmental control surcharge	32.5	29.1
Maryland rate stabilization and transition plan surcharge	57.9	61.7
Other	23.3	23.1

Subtotal	587.4	598.1

Net regulatory assets	$238.0	$248.4

(a)	Does not earn a return.

(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.

(c)	Amount is being recovered over a period up to 13 years.

(d)	Recorded amount includes an 11% return earned through 2005. No additional return will be earned through the 2010 recovery period.

(e)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.

(f)	Includes amounts that do not earn a return with recovery periods up to two years.

(g)	Includes amounts that do not earn a return with various recovery periods through 2027.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 4: INCOME TAXES
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
     The following is a reconciliation of reported income tax expense to income tax expense calculated by applying the federal statutory rate of 35% to income before income taxes:

	Three Months Ended March 31,
	2009		2008
(In millions, except percentages)	Amount	%	Amount	%
Income before income taxes	$235.0		$194.6

Income tax expense calculated at the federal statutory rate of 35%	82.3	35.0	68.1	35.0
Increases (reductions) resulting from:
Rate-making effects of depreciation differences	1.7	0.7	2.0	1.0
Plant removal costs	(1.0)	(0.4)	(1.4)	(0.7)
State income tax, net of federal income tax benefit	7.9	3.4	5.8	3.0
Amortization of deferred investment tax credits	(0.9)	(0.4)	(0.8)	(0.4)
March 2008 West Virginia state income tax rate change	—	—	(6.7)	(3.4)
Change in estimated Pennsylvania net operating loss benefits	9.5	4.0	—	—
Changes in tax reserves related to uncertain tax positions and audit settlements	1.7	0.7	(7.6)	(3.9)
Other, net	(0.3)	(0.1)	(1.1)	(0.6)

Income tax expense	$100.9	42.9	$58.3	30.0

     The Commonwealth of Pennsylvania limits the amount of net operating loss carryforwards that may be used to reduce current year taxable income to the greater of $3 million or 12.5% of apportioned Pennsylvania taxable income per year. During the quarter ended March 31, 2009, a charge of $9.5 million was recorded, net of applicable federal income tax, to adjust the recorded Pennsylvania net operating loss carryforward asset to reflect current estimates of future Pennsylvania taxable income during the carryforward period.
NOTE 5: COMMON STOCK AND DEBT
Common Stock
     On March 23, 2009, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on March 9, 2009.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Debt
     Outstanding debt and scheduled debt repayments at March 31, 2009 were as follows:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
AE Supply:
Medium-Term Notes	$—	$—	$400.0	$650.0	$—	$—	$1,050.0
AE Supply Credit Facility:
Term Loan	—	—	447.0	—	—	—	447.0
Pollution Control Bonds	—	—	—	1.3	—	267.2	268.5
Debentures-AGC	—	—	—	—	—	100.0	100.0

Total AE Supply	$—	$—	$847.0	$651.3	$—	$367.2	$1,865.5

Monongahela:
Environmental Control Bonds (a)	$5.4	$11.1	$11.6	$12.2	$12.8	$271.2	$324.3
First Mortgage Bonds	—	—	—	—	300.0	340.0	640.0
Medium-Term Notes	—	110.0	—	—	—	—	110.0
Pollution Control Bonds	—	—	—	6.0	7.1	57.2	70.3

Total Monongahela	$5.4	$121.1	$11.6	$18.2	$319.9	$668.4	$1,144.6

West Penn:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Transition Bonds (a)	59.4	16.0	—	—	—	—	75.4
Medium-Term Notes	—	—	—	80.0	—	—	80.0

Total West Penn	$59.4	$16.0	$—	$80.0	$—	$420.0	$575.4

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$420.0	$420.0
Environmental Control Bonds (a)	1.9	3.7	3.9	4.1	4.3	90.5	108.4

Total Potomac Edison	$1.9	$3.7	$3.9	$4.1	$4.3	$510.5	$528.4

TrAIL Company:
Term Loan	$—	$—	$—	$—	$—	$140.0	$140.0
Revolving Loan	—	—	—	—	—	20.0	20.0

Total TrAIL	$—	$—	$—	$—	$—	$160.0	$160.0

Unamortized debt discounts	(1.2)	(1.5)	(1.2)	(0.7)	(0.6)	(1.3)	(6.5)
Eliminations (b)	—	—	—	(1.3)	—	(13.1)	(14.4)

Total consolidated debt	$65.5	$139.3	$861.3	$751.6	$323.6	$2,111.7	$4,253.0

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.

(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.
     Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2009 Debt Activity
     Borrowings and principal repayments on debt during the three months ended March 31, 2009 were as follows:

(In millions)	Issuances	Repayments
AE Supply:
AE Supply Credit Facility:
Revolving Loan	$30.0	$30.0
TrAIL Company:
TrAIL Company Credit Facility:
Term Loan	70.0	—
West Penn:
Transition Bonds	—	20.4
Monongahela:
Environmental Control Bonds	—	5.1
Potomac Edison:
Environmental Control Bonds	—	1.7

Consolidated Total	$100.0	$57.2

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6: BUSINESS SEGMENTS
          Allegheny manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. The Delivery and Services segment includes the operations of Potomac Edison, West Penn, TrAIL Company, PATH, LLC and Monongahela’s electric T&D business. The Generation and Marketing segment includes the operations of AE Supply, AGC and Monongahela’s West Virginia generating assets. Business segment information for Allegheny is summarized below.
          In addition, the Generation and Marketing segment consists of an unregulated component and a regulated component. The unregulated component primarily consists of AE Supply’s power generation and marketing operations, including the results of operations related to AGC on a fully consolidated basis. The regulated component consists of Monongahela’s regulated West Virginia generation operations and Monongahela’s interest in AGC under the equity method of accounting. Component information for the Generation and Marketing segment is also summarized below.

	Three Months Ended March 31, 2009
					Delivery
	Generation and Marketing				and
(In millions)	Unregulated	Regulated	Eliminations	Total	Services	Eliminations	Total
External operating revenues				$66.3	$890.9	$—	$957.2
Internal operating revenues				520.7	1.8	(522.5)	—

Total operating revenues	$455.6	$139.8	$(8.4)	$587.0	$892.7	$(522.5)	$957.2
Fuel	$185.4	$73.6	$—	$259.0	$—	$—	$259.0
Purchased power and transmission	$9.4	$28.2	$(8.4)	$29.2	$625.4	$(520.7)	$133.9
Deferred energy costs, net	$—	$(13.0)	$—	$(13.0)	$(4.0)	$—	$(17.0)
Operations and maintenance	$62.3	$19.6	$0.1	$82.0	$87.0	$(1.8)	$167.2
Depreciation and amortization	$23.8	$5.2	$(0.5)	$28.5	$40.0	$—	$68.5
Taxes other than income taxes	$12.7	$5.0	$—	$17.7	$38.1	$—	$55.8
Operating income	$162.0	$21.2	0.4	$183.6	$106.2	$—	$289.8
Interest expense	$18.0	$12.8	$—	$30.8	$26.5	$—	$57.3
Income tax expense	$53.1	$13.1	$(0.1)	$66.1	$34.8	$—	$100.9
Net income (loss)	$91.6	$(1.6)	$(2.3)	$87.7	$46.4	$—	$134.1
Net income (loss) attributable to Allegheny Energy, Inc.	$89.3	$(1.6)	$—	$87.7	$46.2	$—	$133.9

	Three Months Ended March 31, 2008
					Delivery
	Generation and Marketing				and
(In millions)	Unregulated	Regulated	Eliminations	Total	Services	Eliminations	Total
External operating revenues				$102.6	$772.4	$—	$875.0
Internal operating revenues				465.6	2.1	(467.7)	—

Total operating revenues	$442.5	$137.0	$(11.3)	$568.2	$774.5	$(467.7)	$875.0
Fuel	$180.9	$68.9	$—	$249.8	$—	$—	$249.8
Purchased power and transmission	$9.4	$29.4	$(11.3)	$27.5	$535.5	$(465.6)	$97.4
Deferred energy costs, net	$—	$(13.6)	$—	$(13.6)	$3.1	$—	$(10.5)
Operations and maintenance	$49.9	$28.9	$0.1	$78.9	$91.9	$(2.1)	$168.7
Depreciation and amortization	$23.3	$4.8	$(0.5)	$27.6	$42.7	$—	$70.3
Taxes other than income taxes	$10.3	$6.1	$—	$16.4	$36.1	$—	$52.5
Operating income	$168.7	$12.5	$0.4	$181.6	$65.2	$—	$246.8
Interest expense	$28.2	$9.8	$(0.1)	$37.9	$21.9	$(1.4)	$58.4
Income tax expense	$44.2	$1.4	$(0.1)	$45.5	$12.8	$—	$58.3
Net income	$100.0	$4.8	$(2.4)	$102.4	$33.9	$—	$136.3
Net income attributable to Allegheny Energy, Inc.	$97.6	$4.8	$—	$102.4	$33.7	$—	$136.1

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7: FAIR VALUE MEASUREMENTS, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          Allegheny’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009 consisted of the following:

(In millions)	Assets	Liabilities
Cash equivalents (a)	$201.2	$—
Derivative instruments (b):
Current	202.0	(21.8)
Non-current	18.7	(10.3)

Total recurring fair value measurements	$421.9	$(32.1)

(a)	Cash equivalents represent amounts invested in money market mutual funds and are valued using Level 1 inputs under the SFAS 157 hierarchy.

(b)	Before netting of cash collateral and financial transmission right (“FTR”) obligation.
     The following table disaggregates the net fair values of derivative assets and liabilities, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy. This table excludes derivatives that have been designated as normal purchases or normal sales under SFAS 133.

	March 31, 2009			December 31, 2008
			Net Derivative			Net Derivative
	Derivative	Derivative	Assets	Derivative	Derivative	Assets
(In millions)	Assets	Liabilities	(Liabilities)	Assets	Liabilities	(Liabilities)
Level 1	$26.4	$—	$26.4	$10.5	$—	$10.5
Level 2	138.8	(32.1)	106.7	112.4	(34.3)	78.1
Level 3	55.5	—	55.5	189.8	—	189.8

Total	$220.7	$(32.1)	$188.6	$312.7	$(34.3)	$278.4

          Derivative assets and liabilities included in Level 1 primarily consist of exchange-traded futures and other exchange-traded transactions that are valued using closing prices for identical instruments in active markets. Derivative assets and liabilities included in Level 2 primarily consist of commodity forward contracts and interest rate swaps and are valued using a pricing model with inputs that are observable in the market, such as quoted forward prices of commodities, or that can be derived from or corroborated by observable market data. Derivative assets included in Level 3 consist of FTRs and are valued using an internal model based on data from PJM Interconnection, L.L.C. (“PJM”) annual and monthly FTR auctions.
          The following table shows the expected settlement year for derivative assets and liabilities outstanding before netting of cash collateral and FTR obligation at March 31, 2009:

(In millions)	2009	2010	2011	2012	Total
Level 1	$1.9	$25.6	$(1.1)	$—	$26.4
Level 2	121.4	(11.9)	(2.8)	—	106.7
Level 3	55.5	—	—	—	55.5

Net derivative assets (liabilities)	$178.8	$13.7	$(3.9)	$—	$188.6

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          The following table provides a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value (Level 3):

	Three Months Ended March 31,
(In millions)	2009	2008
Balance at January 1	$189.8	$150.0
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	(38.0)	38.3
Included in regulatory assets or liabilities	(18.3)	18.3
Purchases, issuances and settlements	(78.0)	(155.2)
Transfers in / out of Level 3	—	—

Balance at March 31	$55.5	$51.4

Amount of total losses included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at March 31	$(9.5)	$4.4

     The following table shows the volume of derivative contracts held by Allegheny at March 31, 2009 and their contract expiration date, excluding contracts designated as normal purchase normal sale:

(In millions)	2009	2010	2011	Total
Forward sales of electricity (MWh):
Designated as cash flow hedges	3.4	—	—	3.4
Not designated as cash flow hedges	3.0	—	—	3.0
Forward purchases of electricity (MWh):
Designated as cash flow hedges	1.2	0.2	0.1	1.5
Not designated as cash flow hedges	3.2	0.1	—	3.3
FTRs (MWh)	11.4	—	—	11.4
Coal purchase contracts — PRB (tons)	1.5	—	—	1.5
Gas contracts — Kern River (decatherms):
Forward sales of gas	22.5	16.4	—	38.9
Forward purchases of gas	23.2	17.3	—	40.5
Interest rate swaps (notional dollars):
Interest rate swap agreements (fixed rate to floating rate)	$—	$143.0	$200.0	$343.0
Interest rate swap agreements (floating rate to fixed rate)	$—	$143.0	$200.0	$343.0
     At March 31, 2009, Allegheny held derivative contracts for the sale or purchase of power that were entered into to hedge the variable price risk related to forecasted sales and purchases of power and were designated as cash flow hedging instruments for accounting purposes. Changes in the fair value of these hedging instruments, representing the effective portion of the hedge, are reported in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction is settled and impacts earnings. Allegheny also held derivative contracts at March 31, 2009 that were not designated as part of a cash flow hedge relationship or as normal purchase normal sale. Changes in the fair value of these contracts are reported in revenues on a mark-to-market basis. These derivatives include contracts for the forward purchase and sale of gas that do not qualify for cash flow hedge accounting but were entered into to hedge a portion of the value of a capacity contract related to the Kern River Pipeline, which matures in 2010. Interest rate swaps are comprised of three interest rate swap agreements entered into during 2003 with an aggregate notional value of $343 million to substantially offset three existing interest rate swaps with the same counterparty. The 2003 agreements effectively locked in a net liability and substantially eliminated future income volatility from the interest rate swap positions. Net future cash outflows under these interest rate swap agreements will be approximately $6 million in 2009 and 2010 and $2 million in 2011.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          Allegheny also holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with Allegheny’s load obligations. These future obligations being hedged are not reflected on Allegheny’s Consolidated Balance Sheets, and the FTRs are not designated for cash flow hedge accounting. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. Allegheny acquires its FTRs in an annual auction through a self-scheduling process involving the use of auction revenue rights (“ARRs”) allocated to members of PJM that have load serving obligations. Allegheny records FTRs and an FTR obligation payable to PJM at the annual FTR auction price, and subsequently adjusts the carrying value of remaining FTRs to their estimated fair value at the end of each accounting period prior to settlement. Changes in the fair value of FTRs held by Allegheny’s unregulated subsidiaries are included in operating revenues as unrealized gains or losses. Unrealized gains or losses on FTRs held by Allegheny’s regulated subsidiaries are recorded as regulatory assets or liabilities.
          Derivative contracts that have been designated as normal purchases or normal sales under SFAS 133 are not subject to mark-to-market accounting treatment, and their effects are included in earnings at the time of contract performance.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
     The recorded fair values of derivatives at March 31, 2009 were as follows:

			Gas	Coal
			Contracts	Purchase	Interest		FTR
	Power Contracts		– Kern	Contracts	Rate		Obligation	Total		Cash	Net
(In millions)	Sales	Purchases	River	- PRB	Swaps	FTRs	(a)	Derivatives	Netting	Collateral	Derivatives
Derivatives designated as hedging instruments under SFAS 133:
Derivative assets:
Current assets	$109.5	$—	$—	$—	$—	$—	$—	$109.5	$5.0	$—	$114.5
Current liabilities	—	—	—	—	—	—	—	—	(15.9)	—	(15.9)
Long-term liabilities	—	—	—	—	—	—	—	—	(1.1)	—	(1.1)

Total derivative assets	109.5	—	—	—	—	—	—	109.5	(12.0)	—	97.5
Derivative liabilities:
Current	—	(24.4)	—	—	—	—	—	(24.4)	16.7	—	(7.7)
Long-term	—	(4.6)	—	—	—	—	—	(4.6)	(0.6)	—	(5.2)

Total derivative liabilities	—	(29.0)	—	—	—	—	—	(29.0)	16.1	—	(12.9)

Total designated	109.5	(29.0)	—	—	—	—	—	80.5	4.1	—	84.6

Derivatives not designated as hedging instruments under SFAS 133:
Derivative assets:
Current assets	61.0	0.2	29.2	11.5	—	55.5	(55.5)	101.9	(45.3)	(2.7)	53.9
Current liabilities	—	—	—	—	—	—	—	—	(8.7)	—	(8.7)
Long-term	—	—	19.8	—	—	—	—	19.8	—	(6.0)	13.8

Total derivative assets	61.0	0.2	49.0	11.5	—	55.5	(55.5)	121.7	(54.0)	(8.7)	59.0
Derivative liabilities:
Current assets	—	—	—	—	—	—	—	—	0.4	—	0.4
Current liabilities	(2.7)	(53.5)	(0.1)	—	(6.0)	—	—	(62.3)	47.8	1.5	(13.0)
Long-term	—	(1.7)	—	—	(5.1)	—	—	(6.8)	1.7	—	(5.1)

Total derivative liabilities	(2.7)	(55.2)	(0.1)	—	(11.1)	—	—	(69.1)	49.9	1.5	(17.7)

Total not designated	58.3	(55.0)	48.9	11.5	(11.1)	55.5	(55.5)	52.6	(4.1)	(7.2)	41.3

Total derivatives	$167.8	$(84.0)	$48.9	$11.5	$(11.1)	$55.5	$(55.5)	$133.1	$—	$(7.2)	$125.9

(a)	The FTR obligation at March 31, 2009 was $121.5 million and is payable to PJM in approximately equal monthly amounts through the PJM planning year ending May 31, 2009. Of this obligation, $55.5 million has been netted against the FTR derivative asset balance and the remaining $66.0 million is included in non-derivative current liabilities on the consolidated balance sheet.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          The following table provides details on the changes in accumulated other comprehensive income (“OCI”) relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months
	Ended March 31,
(In millions)	2009	2008
Accumulated OCI derivative gain (loss) at January 1 (before tax effect of $17.7 million and $2.8 million, respectively)	$45.8	$(7.0)
Effective portion of changes in fair value (before tax effect of $15.8 million and $21.9 million, respectively)	40.9	(56.5)
Reclassifications from accumulated OCI to earnings (before tax effect of $2.6 million and $2.5 million, respectively)	(6.5)	(6.7)

Accumulated OCI derivative gain (loss) at March 31 (before tax effect of $31.0 million and $27.2 million, respectively)	$80.2	$(70.2)

          Accumulated OCI in the amount of $85.1 million, before tax, is expected to be reclassified to earnings over the next twelve months.
          The following table shows the location and amounts of gains and losses on derivatives designated as cash flow hedges:

	Three Months
	Ended March 31,
(In millions)	2009	2008
Gain or loss recognized in OCI (effective portion)	$40.9	$(56.5)

Gain or loss reclassified from accumulated OCI into operating revenues (effective portion)	$(6.5)	$(6.7)

Gain or loss recognized in operating revenues (ineffective portion)	$(3.1)	$(3.0)

          Unrealized gains or losses on derivative instruments not designated or qualifying as cash flow hedge instruments were as follows:

	Three Months
	Ended March 31,
(In millions)	2009	2008
Recorded in operating revenues:
Interest Rate Swaps	$3.0	$2.5
Mark-to-Market Power Contracts	(6.1)	(2.6)
Gas Contracts — Kern River	20.3	—
FTRs	21.2	4.4
Recorded in fuel expense:
Coal Contracts — PRB	(2.1)	—
Recorded in regulatory liabilities (assets):
FTRs	10.3	2.1
Coal Purchase Contracts — PRB	(1.9)	—

Total	$44.7	$6.4

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Related Contingent Features
     Certain of Allegheny’s derivative contracts contain collateral posting requirements tied to its credit ratings that would require posting of additional collateral in the event of a credit rating downgrade. The aggregate fair value of derivative contracts that were in a liability position at March 31, 2009 was $33.7 million, for which Allegheny had posted collateral of $7.3 million. A one level downgrade in AE Supply’s senior unsecured credit rating at March 31, 2009 would have required the posting of $17.9 million in additional collateral, and a downgrade to below Standard & Poor’s BB- or Moody’s Ba3 would have required the posting of $26.4 million in additional collateral for such derivative contracts in a liability position.
Credit Exposure
          Allegheny and its subsidiaries have credit exposure to energy trading counterparties. The majority of these exposures are the fair value of multi-year contracts for energy sales and purchases. If these counterparties fail to perform their obligations under such contracts, Allegheny and its subsidiaries would experience lower revenues or higher costs to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.
          Allegheny’s wholesale credit risk is the replacement cost for outstanding contracts and amounts owed to or due from counterparties for completed transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses, in circumstances in which Allegheny has a legally enforceable right of setoff. Allegheny and its subsidiaries have credit policies to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements. These agreements include credit mitigation provisions, such as margin, prepayment or other form of collateral acceptable to the counterparty. Allegheny may request additional credit assurance in the event that a counterparty’s credit ratings fall below investment grade or its exposures exceed an established credit limit.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          A portion of Allegheny’s total wholesale credit risk is related to derivatives that are recorded as assets on its consolidated balance sheets, as well as amounts owed by wholesale counterparties for transactions that have closed but have not yet been settled. The following table highlights the credit ratings and exposures related to these items at March 31, 2009:

					Net Exposure
				Number of	of
				Counterparties	Counterparties
	Total Exposure			With Greater	With Greater
	Before		Total	than 10% of Net	Than 10% of
(Dollar amounts in millions)	Collateral	Collateral	Exposure	Exposure	Net Exposure
Rating:
Investment grade	$185.3	$99.3	$284.6	3	58.4%
Non-investment grade	—	—	—	—	—
Not rated	4.7	—	4.7	—	—

Total	$190.0	$99.3	$289.3	3	58.4%

NOTE 8: STOCK-BASED COMPENSATION
     The following table summarizes stock-based compensation expense included in operations and maintenance expenses:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Stock options	$1.7	$2.1
Performance shares	1.6	—
Stock units	—	0.3
Non-employee director shares	0.2	0.3

Total stock-based compensation expense	3.5	2.7
Income tax benefit	1.4	1.1

Total stock-based compensation expense, net of tax	$2.1	$1.6

          Stock-based compensation expense is based on awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. No stock-based compensation cost was capitalized during the three months ended March 31, 2009 and 2008.
Stock Options
          Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant under the Black-Scholes option-pricing model using the following weighted-average assumptions for stock options granted during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Annual risk-free interest rate	2.85%	3.14%
Expected term of the option	6 years	6 years
Expected annual dividend yield	2.54%	1.11%
Expected stock price volatility	36.45%	27.39%
Grant date fair value per stock option	$7.13	$15.50

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          The annual risk-free interest rate is based on the United States Treasury yield curve at the date of the grant for a period equal to the expected term of the options granted. The expected term of the stock option grants for the three months ended March 31, 2009 and 2008 was calculated in accordance with Staff Accounting Bulletin 107, using the “simplified” method. AE continues to use the simplified method for its calculation of expected term due to its lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and because AE has granted stock options in prior years with varying vesting terms, which also makes it difficult to evaluate historical exercise data. The expected annual dividend yield assumption was based on AE’s current dividend rate at the time of each grant. For stock options granted during the three months ended March 31, 2009 and 2008, the expected stock price volatility was based on both historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on AE’s common stock.
          Stock option activity during the three months ended March 31, 2009 was as follows:

			Aggregate
		Weighted	Intrinsic
		Average	Value (in
	Stock Options	Exercise Price	millions)
Outstanding at December 31, 2008	1,870,509	$29.08
Granted (fair value at date of grant of $8.5 million)	1,187,012	$23.64
Exercised (a)	(3,600)	$13.35
Forfeited	(14,596)	$27.17

Outstanding at March 31, 2009	3,039,325	$26.98	$9.1	(b)

Exercisable at March 31, 2009	1,295,743	$22.87	$8.4	(b)

(a)	Proceeds from option exercises were less than $0.1 million. Allegheny issued new shares of its common stock to satisfy these stock option exercises.

(b)	Represents the total pre-tax intrinsic value based on the difference between the exercise price of stock options that have an exercise price lower than AE’s closing stock price and AE’s closing stock price of $23.17, on March 31, 2009.
          As of March 31, 2009, Allegheny had approximately $14.2 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
          Through December 31, 2008, Allegheny had not recorded approximately $65.2 million in excess tax benefits related to share-based awards because of its federal income tax net operating loss carryforward position. Allegheny estimates that the recorded net operating loss deferred tax assets relating to items other than share-based awards will be fully utilized during 2009. Accordingly, Allegheny expects to realize a benefit from the share-based excess tax benefits during 2009 and recorded a benefit of approximately $20 million as a credit to other paid-in capital during the three months ended March 31, 2009 in accordance with SFAS 123(R). The remaining unrecognized excess tax benefits from share-based awards were approximately $45.2 million at March 31, 2009.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Performance Shares
          AE has granted equity-based performance shares to key employees pursuant to which award recipients may earn shares of AE common stock based on AE’s Total Shareholder Return (“TSR”) and AE’s performance with respect to its Annual Incentive Plan (“AIP”) goals.
          For performance shares linked to TSR, the TSR of AE’s common stock is compared to the TSR of the companies in the Dow Jones U.S. Electric Utilities Index over the three-year performance period. Based upon AE’s percentile rank within the peer group, shares earned will range from 0% to 250% of each participant’s target award. The grant date fair value will be recognized as compensation expense over the requisite service period on a straight-line basis for awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. Activity in target performance shares linked to TSR was as follows:

Number of Shares
Performance shares outstanding at December 31, 2008	75,555
Granted (grant date fair value of $4.5 million)	169,720
Forfeited	(433)

Performance shares outstanding at March 31, 2009	244,842

          As of March 31, 2009, there was approximately $6.1 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to TSR, which is expected to be recognized over a weighted average period of approximately 1.8 years.
          For performance shares linked to AE’s AIP goals, the number of AE common shares to be earned and distributed will be based on AE’s performance compared to annual performance targets for a three-year period. The annual performance targets are established at the beginning of each individual year. Compensation expense is recognized over the remaining portion of the three-year performance period as if the awards were separate annual awards, using an estimated annual forfeiture rate of 5%. The percentage of target shares earned will range from 0% to 200%. Activity in target performance shares linked to the AIP was as follows:

Number of Shares
Performance shares outstanding at December 31, 2008	75,693
Granted	169,865
Forfeited	(434)

Performance shares outstanding at March 31, 2009	245,124

          As of March 31, 2009, there was approximately $3.9 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to the AIP relating to performance goals, which is expected to be recognized over a weighted average period of approximately 1.5 years.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Units
     Stock unit activity for the three months ended March 31, 2009 was as follows:

		Weighted-Average	Aggregate
	Number of	Grant Date	Intrinsic Value (a)
	Stock Units	Fair Value	(in millions)
Outstanding at December 31, 2008	5,087	$15.19	$0.2
Dividend on unvested units	31	$24.89

Outstanding at March 31, 2009	5,118	$15.25	$0.1

(a)	Represents the total pre-tax intrinsic value based on stock units outstanding multiplied by AE’s closing stock price on each respective date.
          No stock units were vested and convertible into shares of AE common stock at March 31, 2009. No stock units were converted to shares of AE common stock during the three months ended March 31, 2009.
Non-Employee Director Shares
          Non-employee director share activity for the three months ended March 31, 2009 was as follows:

Number of
Shares
Shares earned but not issued at December 31, 2008	71,221
Granted	9,000
Issued	(13,201)
Dividends on earned but not issued shares	376

Shares earned but not issued at March 31, 2009	67,396

Restricted Shares
          In the first quarter of 2009, AE granted 17,850 restricted shares with an aggregate fair value of $0.4 million and a three-year vesting period.
          As of March 31, 2009, Allegheny had approximately $0.4 million of unrecognized compensation cost related to non-vested restricted shares, which is expected to be recognized over a weighted average period of approximately 2.8 years.
NOTE 9: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
          Substantially all of Allegheny’s personnel, including officers, are employed by AESC and are covered by a noncontributory, defined benefit pension plan. Allegheny also maintains a Supplemental Executive Retirement Plan (the “ SERP”) for executive officers and other senior executives.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
care plans and certain collective bargaining arrangements limit Allegheny’s costs for eligible retirees and dependents.
          The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

			Postretirement Benefits Other
	Pension Benefits		Than Pensions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$5.6	$5.3	$1.1	$1.1
Interest cost	17.7	17.1	4.3	4.3
Expected return on plan assets	(18.5)	(19.2)	(1.3)	(1.8)
Amortization of unrecognized transition obligation	0.1	0.1	1.4	1.4
Amortization of prior service cost	0.8	0.8	—	—
Recognized actuarial loss	2.8	1.8	0.5	0.2

Net periodic cost	$8.5	$5.9	$6.0	$5.2

          For the three months ended March 31, 2009 and 2008, Allegheny capitalized $4.3 million and $3.0 million, respectively, of the above net periodic cost amounts to “Construction work in progress,” a component of “Property, plant and equipment, net.”
Contributions
          Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may include additional discretionary contributions to increase the funded level of the plan. Allegheny has not yet determined the amount of future contributions, but may contribute up to $125 million to its pension plan in 2009. The amount of future contributions to the plan will depend on the funded status of the plan, asset performance and other factors. Allegheny currently anticipates that it will contribute $11 million to $13 million during 2009 to fund postretirement benefits other than pensions.
          Allegheny made Employee Stock Ownership and Savings Plan matching contributions in cash in the amount of $2.6 million for each of the three months ended March 31, 2009 and 2008. These contributions, less amounts capitalized in “Construction work in progress,” were expensed. The capitalized portions of these costs were $0.8 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 10: COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
     Comprehensive income consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net income	$134.1	$136.3
Other comprehensive income, net of tax:
Defined benefit pension and other benefit plan amortization, net of tax of $0.6 million and $0.3 million, respectively	0.8	0.3
Cash flow hedges, net of tax of $13.2 million and $(24.4) million, respectively	21.1	(38.8)

Total other comprehensive income, net of tax	21.9	(38.5)

Comprehensive income	156.0	97.8
Less comprehensive income attributable to noncontrolling interest	(0.2)	(0.2)

Comprehensive income attributable to Allegheny Energy, Inc.	$155.8	$97.6

     The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

	March 31,	December 31,
(In millions)	2009	2008
Cash flow hedges and other, net of tax of $31.0 million and $17.7 million, respectively	$49.2	$28.1
Net unrecognized pension and other benefit plan costs, net of tax of $(48.1) million and $(48.7) million, respectively	(70.6)	(71.4)

Total	$(21.4)	$(43.3)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 11: EARNINGS PER COMMON SHARE
          The reconciliation of the basic and diluted earnings per common share calculation is as follows:

	Three Months Ended March 31,
(In millions, except share and per share amounts)	2009	2008
Basic Earnings per Common Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$133.9	$136.1
Denominator:
Weighted average common shares outstanding	169,443,451	167,560,075

Basic earnings per common share attributable to Allegheny Energy, Inc.	$0.79	$0.81

Diluted Earnings per Common Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$133.9	$136.1
Denominator:
Weighted average common shares outstanding	169,443,451	167,560,075
Effect of dilutive securities:
Stock options (a)	407,703	1,895,355
Stock units	4,269	442,194
Non-employee stock awards	—	51,894
Performance shares	17,197	—

Total shares	169,872,620	169,949,518

Diluted earnings per common share attributable to Allegheny Energy, Inc	$0.79	$0.80

(a)	The dilutive share calculations for the three months ended March 31, 2009 and 2008 exclude 1,244,506 shares and 265,442 shares, respectively, under outstanding stock options because the inclusion of these stock options under the treasury stock method would have been antidilutive.
NOTE 12: OTHER INCOME (EXPENSE), NET
          Other income and expenses, net, consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Interest and dividend income	$0.9	$2.7
Cash received from a former trading executive’s forfeited assets	—	1.6
Equity component of AFUDC	1.2	0.7
Other	0.4	1.2

Total	$2.5	$6.2

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 13: COMMITMENTS AND CONTINGENCIES
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
Environmental Matters and Litigation
          The operations of Allegheny’s owned facilities, including its generation facilities, are subject to various federal, state and local laws, rules and regulations, some of which may be uncertain as to air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities.
          Global Climate Change. The United States relies on coal-fired power plants for more than 50 percent of its energy. However, coal-fired power plants have come under scrutiny due to their emission of gases implicated in climate change, primarily carbon dioxide, or “CO2 .”
          Allegheny produces approximately 95 percent of its electricity at coal-fired facilities and currently produces approximately 45 million tons of CO2 annually through its energy production. While there are many unknowns concerning the final regulation of greenhouse gases in the United States, federal and/or state legislation and implementing regulations addressing climate change likely will be adopted some time in the future, and may include limits on emissions of CO2. Thus, CO2 legislation and regulation, if not reasonably designed, could have a significant impact on Allegheny’s operations. Allegheny can provide no assurance that limits on CO2 emissions, if imposed, will be set at levels that can accommodate its generation facilities absent the installation of controls.
          Moreover, there is a gap between desired reduction levels in the current proposed legislation and the current capabilities of technology; no current commercial-scale technology exists to enable many of the reduction levels in national, regional and state proposals. Such technology may not become available within a timeframe consistent with the implementation of any future climate control legislation or at all. To the extent that such technology does become available, Allegheny can provide no assurance that it will be suitable for installation at Allegheny’s generation facilities on a cost effective basis or at all. Based on estimates from a 2007 U.S. Department of Energy (“DOE”) National Electric Technology Laboratory report and announced projects by other entities, it could cost as much as $5,500 per kW to replace existing coal-based power generation with fossil fuel stations capable of capturing and sequestering CO2 emissions. However, exact estimates are difficult because of the variance in the legislative proposals and the current lack of deployable technology.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          Because the legislative process and applicable technology each is in its infancy, it is difficult for Allegheny to aggressively implement greenhouse gas emission expenditures until the exact nature and requirements of any regulation are known and the capabilities of control or reduction technologies are more fully understood. Allegheny’s current strategy in response to climate change initiatives focuses on six tasks:
•	maintaining an accurate CO2 emissions data base;

•	improving the efficiency of its existing coal-burning generation facilities;

•	following developing technologies for clean-coal energy and for CO2 emission controls at coal-fired power plants, including carbon sequestration;

•	participating in CO2 sequestration efforts (e.g. reforestation projects) both domestically and abroad;

•	analyzing options for future energy investment (e.g. renewables, clean-coal, etc.); and

•	improving demand-side efficiency programs, as evidenced by customer conservation outreach plans and Allegheny’s Watt Watchers initiatives.
          Allegheny’s energy portfolio also includes approximately 1,142 MWs of renewable hydroelectric and pumped storage power generation. Allegheny recently obtained a permit to allow for a limited use of bio-mass (wood chips and saw dust) at one of its coal-fired power stations in West Virginia, currently has approval to use waste-tire derived fuel at another of its coal-based power stations in West Virginia, and is actively exploring the economics of installing additional renewable generation capacity.
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
          Allegheny’s compliance with the Clean Air Act has required, and may require in the future, that Allegheny install control technologies on many of its generation facilities. The Clean Air Interstate Rule (“CAIR”) promulgated by the U.S. Environmental Protection Agency (the “EPA”) on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of the currently available allowances. The EPA is revising certain portions of CAIR that were invalidated by the U.S. Court of Appeals for the District of Columbia Circuit. EPA has cautioned that it is reviewing whether or not to have an annual NOx trading program (non-Ozone Season) beyond 2010.
          On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”), establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety. The State of West Virginia subsequently suspended its rule for implementing CAMR. Pennsylvania and Maryland, however, took the position that their mercury rules, which are discussed below, survived this ruling. In addition, the EPA has announced plans to propose a new mercury rule consistent with the court’s decision by December 31, 2009, with a final rule by December 31, 2010. EPA has expressed its intent to issue a technology-based rule rather than a cap and trade rule.
          The Pennsylvania Department of Environmental Protection (the “PA DEP”) promulgated a more aggressive mercury control rule on February 17, 2007. Pennsylvania’s proposed shortened compliance schedule and more

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
aggressive emissions limits might result in the installation of additional emission controls at any of Allegheny’s three Pennsylvania coal-fired facilities or in a change in fuel specifications. Controls might include additional flue gas desulfurization equipment (“Scrubbers”), activated carbon injection, selective catalytic reduction or other currently emerging technologies. On September 15, 2008, PPL Corporation filed a challenge to the PA DEP’s mercury rule in Pennsylvania Commonwealth Court. The Commonwealth Court overturned the Pennsylvania mercury rule on January 30, 2009. However, the PA DEP has filed an appeal with the Pennsylvania Supreme Court. In addition, regardless of the ultimate disposition of the case, the PA DEP may adopt new, possibly more aggressive mercury control rules. Allegheny is continuing to monitor the PA DEP’s actions in this regard.
          Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emission. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. In response to Allegheny’s request and after conducting a reliability evaluation, PJM, by letter dated November 8, 2006, determined that R. Paul Smith is vital to the regional reliability of power flow. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) has passed, on an emergency basis and effective April 11, 2009, specific regulations for R. Paul Smith to comply with alternate NOx and SO2 limits. MDE still expects R. Paul Smith to meet the Healthy Air Act mercury reductions of 80% beginning 2010. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008, and Allegheny is participating in RGGI auctions. Allegheny is continuing to monitor and assess the reach and affect of these regulations on its Maryland operations.
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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
          On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (the “PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania generation facilities that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland Attorney General. On January 17, 2006, the PA DEP and the Attorneys General filed an amended complaint. On May 30, 2006, the District Court denied Allegheny’s motion to dismiss the amended complaint. On July 26, 2006, at a status conference, the Court determined that discovery would proceed regarding liability issues, but not remedies. Discovery on the liability phase closed on December 31, 2007, and summary judgment briefing was completed during the first quarter of 2008. On November 18, 2008, the District Court issued a Memorandum Order denying all motions for summary judgment and establishing certain legal standards to govern at trial. No trial date has been set at this time, but the District Court indicated that a trial date may be set for the second half of 2009.
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
          On April 1, 2009, the U.S. Supreme Court reversed the appeals court decision and upheld EPA’s authority to

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
use cost/benefit analysis. Allegheny is reviewing that decision to determine how it affects stations that are covered by the rules and how those rules might be administered by the EPA.
          Monongahela River Water Quality. In late 2008, the PA DEP imposed water quality criteria for certain effluents, including total dissolved solid and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at the Hatfield’s Ferry generation facility. These criteria are reflected in the current PA DEP water discharge permit for that project. AE Supply has appealed the PA DEP’s permitting decision, which could require it to incur significant costs or negatively impact its ability to operate the Scrubbers. The permit has been independently appealed by Environmental Integrity Project and Citizens Coal Council who seek to impose more stringent technology-based effluent limitations. Those same parties have intervened in the appeal filed by AE Supply. Allegheny cannot predict the outcome of these appeals. The West Virginia Department of Environmental Protection also has expressed concerns over water quality in the Monongahela River, and the water discharge permit for the Scrubber project at Fort Martin is currently under review.
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
          Claims Related to Alleged Asbestos Exposure. The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in three asbestos and/or environmental insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al ., Case No. 21-C-03-16733 (Washington County, Md.), Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al ., Civil Action No. 03-C-281 (Monongalia County, W.Va.) and Allegheny Energy, Inc. et al. v. Liberty Mutual Insurance Company, Civil Action No. 07-3168-BLS (Suffolk Superior Court, MA). Allegheny and Liberty Mutual Insurance Company have resolved their dispute and, therefore, Civil Action No. 07-3168-BLS will be voluntarily dismissed. The parties in the remaining actions are seeking a declaration of coverage under the policies for asbestos-related and environmental claims.
          Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of March 31, 2009, Allegheny’s total number of claims alleging exposure to asbestos was 865 in West Virginia and three in Pennsylvania. Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
          Claim by California Parties. On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement demand to AE Supply in the amount of approximately $190 million was made in the context of mediation efforts by the FERC and the United States Court of Appeals for the Ninth Circuit in pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit has since remanded one of those proceedings to the FERC, which arises out of claims previously filed with the FERC by the California Attorney General on behalf of certain California parties against various sellers in the California wholesale power market, including AE Supply (the Lockyer case). The FERC issued an order on October 6, 2008 regarding the scope of those remand proceedings that expanded the relevant time period for the remand proceedings through June 20, 2001. AE Supply engaged in trading activity during the time period covered by this remand order. The Chief Administrative Law Judge issued an order on April 21, 2009 in the Lockyer case that designated a presiding judge, set the case for hearing within 42 weeks of the order and directed that the settlement procedures continue and run concurrently with the case until the Settlement Judge recommends that they be terminated. The presiding judge entered a scheduling order on May 1, 2009 that, among other things, established an initial hearing date of February 9, 2010 and set an initial decision date of July 6, 2010.
          Allegheny intends to vigorously defend against these claims but cannot predict their outcome.
          Ordinary Course of Business. AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14: SUBSEQUENT EVENT
          On May 4, 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative (the “buyers”). The agreements are subject to state regulatory approval in Virginia and West Virginia, as well as federal approval and certain third-party consents. Under the terms of the agreements, Potomac Edison will transfer its Virginia distribution assets and certain related liabilities to the buyers in exchange for cash proceeds of approximately $340 million subject to adjustment for changes in assets and liabilities through the closing date. At March 31, 2009, the carrying amounts of the assets and liabilities to be transferred included current assets of approximately $35 million, net property, plant and equipment of approximately $244 million, current liabilities of approximately $6 million and a regulatory liability for asset removal costs of approximately $51 million. Potomac Edison expects to complete the sale by year-end 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”).
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
     Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations. Factors that could cause actual results to differ materially include, among others, the following:
•	the results of regulatory proceedings, including proceedings related to rates;

•	plant performance and unplanned outages;

•	volatility and changes in the price and demand for energy and capacity and changes in the value of financial transmission rights (“FTRs”);

•	volatility and changes in the price of coal, natural gas and other energy-related commodities and Allegheny’s ability to enter into and enforce supplier performance under long-term fuel purchase agreements;

•	changes in the weather and other natural phenomena;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in market rules, including changes to the participant rules and tariffs for PJM Interconnection, L.L.C. (“PJM”);

•	the loss of any significant customers or suppliers;

•	changes in customer switching behavior and their resulting effects on existing and future PLR load requirements;

•	dependence on other electric transmission and gas transportation systems and their constraints on availability;

•	environmental regulations;

•	changes in other laws and regulations applicable to Allegheny, its markets or its activities;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	changes in access to capital markets, the availability of credit and actions of rating agencies;

•	inflationary and deflationary trends and interest rate trends;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	any failure to consummate, or delay in the consummation of, contemplated asset sales;

•	general economic and business conditions; and

•	other risks, including the effects of global instability, terrorism and war.
     A detailed discussion of certain factors affecting Allegheny’s risk profile is provided under Item 1A, “Risk Factors,” in the 2008 Annual Report on Form 10-K.

Overview
     Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric services to customers in Pennsylvania, West Virginia, Maryland and Virginia. Allegheny operates its business primarily through AE’s various directly and indirectly owned subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2008 Annual Report on Form 10-K.
Key Indicators and Performance Factors
The Delivery and Services Segment
     Allegheny monitors the financial and operating performance of its Delivery and Services segment using a number of indicators and performance statistics, including the following:
     Revenue per megawatt-hour (“MWh”) sold. This measure is calculated by dividing total revenues from retail sales of electricity by retail electricity sales. Revenue per MWh sold during the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
Revenue per MWh sold	$73.12	$61.83
     Operations and maintenance costs (“O&M”). Management closely monitors and manages O&M in absolute terms, as well as in relation to total MWhs sold. This measure is calculated by dividing total O&M, excluding O&M related to transmission expansion, by retail electricity sales. O&M per MWh sold during the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
O&M per MWh sold	$7.29	$7.66
     Capital expenditures. Management prioritizes and manages capital expenditures to meet operational needs and regulatory requirements within available cash flow constraints.

     Retail electricity sales. The following table provides retail electricity sales information.

	Three Months Ended March 31,
	Normal	2009	2008	Change
Delivery and Services:
Retail electricity sales (million kWhs)	N/A	11,531	11,796	(2.2)%
HDD (a)	2,800	2,760	2,714	1.7%

(a)	Heating degree-days (“HDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit. Each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. Changes in HDD are most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive.
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

     The following table shows kWhs generated, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station, EAFs and Station O&M related to the Generation and Marketing segment:

	Three Months Ended March 31,
	2009	2008	Change
Supercritical Units:
kWhs generated (in millions)	8,922	10,363	(13.9)%
EAF	80.5%	89.2%	(8.7)%
Station O&M (in millions):
Base and operations	$27.2	$27.4	(0.7)%
Special maintenance	17.1	11.1	54.1%

Total Station O&M	$44.3	$38.5	15.1%

All Generation Units:
kWhs generated (in millions)	10,106	12,541	(19.4)%
EAF	82.4%	88.6%	(6.2)%
Station O&M (in millions):
Base and operations	$41.5	$41.6	(0.2)%
Special maintenance	17.9	14.1	27.0%

Total Station O&M	$59.4	$55.7	6.6%

RESULTS OF OPERATIONS
Income Summary

	Three Months Ended				Three Months Ended
	March 31, 2009				March 31, 2008
	Delivery	Generation			Delivery	Generation
	and	and			and	and
(In millions)	Services	Marketing	Eliminations	Total	Services	Marketing	Eliminations	Total
Operating revenues	$892.7	$587.0	$(522.5)	$957.2	$774.5	$568.2	$(467.7)	$875.0

Fuel	—	259.0	—	259.0	—	249.8	—	249.8
Purchased power and transmission	625.4	29.2	(520.7)	133.9	535.5	27.5	(465.6)	97.4
Deferred energy costs, net	(4.0)	(13.0)	—	(17.0)	3.1	(13.6)	—	(10.5)
Operations and maintenance	87.0	82.0	(1.8)	167.2	91.9	78.9	(2.1)	168.7
Depreciation and amortization	40.0	28.5	—	68.5	42.7	27.6	—	70.3
Taxes other than income taxes	38.1	17.7	—	55.8	36.1	16.4	—	52.5

Total operating expenses	786.5	403.4	(522.5)	667.4	709.3	386.6	(467.7)	628.2

Operating income	106.2	183.6	—	289.8	65.2	181.6	—	246.8
Other income (expense), net	1.5	1.0	—	2.5	3.4	4.2	(1.4)	6.2
Interest expense	26.5	30.8	—	57.3	21.9	37.9	(1.4)	58.4

Income before income taxes	81.2	153.8	—	235.0	46.7	147.9	—	194.6
Income tax expense	34.8	66.1	—	100.9	12.8	45.5	—	58.3

Net income	46.4	87.7	—	134.1	33.9	102.4	—	136.3
Less net income attributable to noncontrolling interest	(0.2)	—	—	(0.2)	(0.2)	—	—	(0.2)

Net income attributable to Allegheny Energy, Inc.	$46.2	$87.7	$—	$133.9	$33.7	$102.4	$—	$136.1

CONSOLIDATED RESULTS
     This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment under the heading “Allegheny Energy, Inc.—Discussion of Segment Results of Operations” below.
     The following table reconciles “Income before income taxes” for the three months ended March 31, 2008 to the three months ended March 31, 2009.

(In millions)
Income before income taxes for the three months ended March 31, 2008		$194.6
Increase in operating revenues		82.2
Decreases (increases) in operating expenses:
Purchased power and transmission	(36.5)
Fuel	(9.2)
Deferred energy costs, net	6.5

Operating expenses		(39.2)
Decrease in other income (expense), net		(3.7)
Decrease in interest expense		1.1

Income before income taxes for the three months ended March 31, 2009		$235.0

Operating Revenues
     Operating revenues increased $82.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to:
•	a $44.9 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $36.1 million increase primarily due to increased sales of power to third parties,

•	a $31.9 million increase due to higher rates under a rate settlement agreement in Virginia,

•	a $23.2 million increase resulting from market-based generation pricing for Maryland residential customers effective January 1, 2009,

•	a $20.3 million increase in unrealized gains related to pipeline capacity economic hedges that did not qualify for hedge accounting,

•	a $16.8 million increase in unrealized gains relating to FTRs,

•	an $18.2 million increase relating to higher prices for power, including marketing, hedging and trading activities and

•	a $4.9 million increase primarily due to increased recoverable expenses and return on investment that are related to transmission expansion.
     These operating revenue increases were partially offset by:
•	a $92.6 million decrease due to a 19.4% decrease in total MWhs generated resulting from lower plant availability and less demand and

•	a $21.4 million decrease due to the expiration of an earnings benefit related to stranded cost recovery in Pennsylvania.

     See “Regulatory Matters” for additional rate information. See Note 7, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for information regarding the recognition of unrealized gains and losses on FTRs and economic power sale hedges.
Operating Expenses
     Purchased power and transmission expense increased $36.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased purchases from third parties to serve customer load. This increase is the result of AE Supply no longer serving a portion of Potomac Edison’s customer load that it did serve during 2008.
     Fuel expense increased $9.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased fuel handling, emission allowance and other fuel expenses and increased coal expense as discussed in greater detail in “Discussion of Segment Results of Operations — Generation and Marketing Segment Results.”
     Deferred energy costs, net decreased $6.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the under-recovery of net costs related to the AES Warrior Run PURPA generation facility.
Other Income (Expense), net
     Other income (expense), net decreased $3.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower interest income resulting from decreased average investments at lower rates and cash received from a former trading executive during 2008.
Income Tax Expense
     See Note 4, “Income Taxes,” to the Consolidated Financial Statements for a reconciliation of income tax expense to income tax expense calculated at the federal statutory rate of 35%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
DELIVERY AND SERVICES
     The following table provides retail electricity sales information:

	Three Months Ended March 31,
	Normal	2009	2008	Change
Delivery and Services:
Retail electricity sales (million kWhs)	N/A	11,531	11,796	(2.2)%
HDD	2,800	2,760	2,714	1.7%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Retail electric:
Generation	$615.1	$501.0
Transmission	43.5	44.4
Distribution	184.5	184.0

Total retail electric	843.1	729.4

Transmission services and bulk power	36.9	34.8
Other affiliated and nonaffiliated energy services	12.7	10.3

Total operating revenues	$892.7	$774.5

     Total operating revenues increased $118.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a $113.7 million increase in retail revenues, which resulted from:
•	a $44.9 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $38.3 million increase primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009,

•	a $33.0 million increase primarily resulting from market-based generation pricing for Maryland residential customers effective January 1, 2009 and

•	a $31.9 million increase due to higher rates under a rate settlement agreement in Virginia.
     These operating revenue increases were partially offset by:
•	a $21.4 million decrease due to the expiration of an earnings benefit related to stranded cost recovery in Pennsylvania and

•	a decrease in generation revenue related to reduced industrial customer consumption.
     See “Regulatory Matters,” for additional rate information.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
DELIVERY AND SERVICES
Operating Expenses
     Purchased Power and Transmission: Purchased power and transmission expense represents power purchased from AE Supply, Monongahela’s Generation and Marketing segment and third-party suppliers, including purchases from qualifying facilities under the Public Utilities Regulatory Policies Act of 1978 (“PURPA”). Purchased power and transmission consisted of the following items:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Purchased power and transmission, excluding PURPA	$583.3	$495.7
From PURPA generation	42.1	39.8

Purchased power and transmission	$625.4	$535.5

     West Penn and Potomac Edison currently have power purchase agreements with AE Supply under which AE Supply provides West Penn and Potomac Edison with the majority of the power necessary to meet their obligations. Potomac Edison purchases the power necessary to serve its West Virginia customers from Monongahela’s Generation and Marketing segment at a prorated share of overall Monongahela generation costs and associated revenue. Effective with the institution of the ENEC method of recovering net power supply costs for Allegheny’s West Virginia service territory, the amount charged to Potomac Edison reflects the adjustment for over and/or under recovery. See “Regulatory Matters” for additional information.
     Purchased power and transmission expense increased $89.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to:
•	a $38.3 million increase, primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009,

•	a $33.0 million increase, primarily due to higher rates under market-based generation pricing for Maryland residential customers effective January 1, 2009,

•	a $13.5 million increase due to higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply, partially offset by decreased MWhs purchased and the elimination of an intercompany market rate adjustment and

•	an $8.5 million increase due to higher rates for power purchased to serve customers in Virginia.
     See “Regulatory Matters” for additional information.
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

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
DELIVERY AND SERVICES
     Market-based Generation Costs. Potomac Edison is authorized by the Maryland PSC to recover the costs of the generation component of power sold to certain commercial and industrial customers who did not choose a third-party alternative generation provider. A regulatory asset or liability is recorded on Potomac Edison’s balance sheet relative to any under-recovery or over-recovery for the generation component of costs charged to Maryland commercial and industrial customers. Deferred energy costs, net relate, in part, to the recovery from or payment to customers related to these generation costs, to the extent amounts paid for generation costs differ from prices currently charged to customers. In addition, under an order of the Virginia SCC, Potomac Edison was granted a rate adjustment to recover a portion of its increased purchased power costs. The order directed Potomac Edison to defer any under- or over-recovery of purchased power costs approved. See “Regulatory Matters” for additional information.
     Deferred energy costs, net were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
AES Warrior Run PURPA generation	$(3.5)	$5.2
Market-based generation and other costs	(0.5)	(2.1)

Deferred energy costs, net	$(4.0)	$3.1

     The $7.1 million change in deferred energy costs, net for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 represents a net decrease in expense, primarily related to the under-recovery of net costs related to the AES Warrior Run PURPA generation facility.
     Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Operations and maintenance	$87.0	$91.9
     Operations and maintenance expenses decreased $4.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to decreased insurance expense related to reduced claims reserves and cost control efforts, partially offset by restore service costs related to a severe windstorm during the three months ended March 31, 2009.
     Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Depreciation and amortization	$40.0	$42.7
     Depreciation and amortization expenses decreased $2.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to decreased amortization related to regulatory assets.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
DELIVERY AND SERVICES
     Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes, gross receipts taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Taxes other than income taxes	$38.1	$36.1
     Taxes other than income taxes increased $2.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased gross receipts tax resulting from an increase in taxable regulated utility revenues and increased tax reserves.
Interest Expense
     Interest expense was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Interest expense	$26.5	$21.9
     Interest expense increased $4.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the December 2008 issuance of $300 million of first mortgage bonds by Monongahela and borrowings under TrAIL Company’s credit facility.
Income Tax Expense
     The effective tax rate for the three months ended March 31, 2009 was 42.9%. Income tax expense for the three months ended March 31, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35% primarily due to state taxes that increased the rate by 4.3%, the rate making effects of depreciation that increased the rate by 2.0% and changes in tax reserves related to uncertain tax positions that increased the rate by 1.2%.
     The effective tax rate for the three months ended March 31, 2008 was 27.4%. Income tax expense for the three months ended March 31, 2008 was lower than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to changes in tax reserves related to uncertain tax positions and resolution of audit issues that decreased the rate by 15%, state taxes that increased the rate by 2.8%, adjustments to net deferred tax assets and liabilities for a West Virginia corporate net income tax rate adjustment that increased the rate by 2.7% and rate-making effects of depreciation and amortization of deferred investment tax credits that increased the rate by 2.3%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
DELIVERY AND SERVICES
Transmission Expansion
     The Delivery and Services segment includes the results of TrAIL Company and PATH, LLC. The combined results of operations for TrAIL Company and PATH, LLC are as follows:
Income Summary

	Three Months Ended
	March 31,
(In millions)	2009	2008
Operating revenues	$13.4	$8.3
Operating income	$9.2	$5.7
Income before income taxes	$8.7	$4.7
Net income attributable to transmission expansion	$5.0	$2.6
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
     TrAIL Company and PATH, LLC began recognizing revenue on January 1, 2007 and March 1, 2008, respectively, based on allowable costs incurred and return earned. See “Regulatory Matters” and Item 8, Note 4, “Transmission Expansion,” to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for additional details and discussion regarding TrAIL Company and PATH, LLC.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
     The Generation and Marketing segment consists of an unregulated component and a regulated component. The unregulated component primarily consists of AE Supply’s power generation and marketing operations, including the results of operations related to AGC on a fully consolidated basis. The regulated component consists of Monongahela’s regulated West Virginia generation operations and Monongahela’s interest in AGC under the equity method of accounting. Component information for the Generation and Marketing segment is summarized below.

	Three Months Ended				Three Months Ended
	March 31, 2009				March 31, 2008
(In millions)	Unregulated	Regulated	Eliminations	Total	Unregulated	Regulated	Eliminations	Total
Operating revenues	$455.6	$139.8	$(8.4)	$587.0	$442.5	$137.0	$(11.3)	$568.2

Fuel	185.4	73.6	—	259.0	180.9	68.9	—	249.8
Purchased power and transmission	9.4	28.2	(8.4)	29.2	9.4	29.4	(11.3)	27.5
Deferred energy costs, net	—	(13.0)	—	(13.0)	—	(13.6)	—	(13.6)
Operations and maintenance	62.3	19.6	0.1	82.0	49.9	28.9	0.1	78.9
Depreciation and amortization	23.8	5.2	(0.5)	28.5	23.3	4.8	(0.5)	27.6
Taxes other than income taxes	12.7	5.0	—	17.7	10.3	6.1	—	16.4

Total operating expenses	293.6	118.6	(8.8)	403.4	273.8	124.5	(11.7)	386.6

Operating income	162.0	21.2	0.4	183.6	168.7	12.5	0.4	181.6
Other income (expense), net	0.7	3.1	(2.8)	1.0	3.7	3.5	(3.0)	4.2
Interest expense	18.0	12.8	—	30.8	28.2	9.8	(0.1)	37.9

Income before income taxes	144.7	11.5	(2.4)	153.8	144.2	6.2	(2.5)	147.9
Income tax expense	53.1	13.1	(0.1)	66.1	44.2	1.4	(0.1)	45.5

Net income (loss)	91.6	(1.6)	(2.3)	87.7	100.0	4.8	(2.4)	102.4
Less net income attributable to noncontrolling interest	(2.3)	—	2.3	—	(2.4)	—	2.4	—

Net income (loss) attributable to the Generation and Marketing segment	$89.3	$(1.6)	$—	$87.7	$97.6	$4.8	$—	$102.4

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
     This section is an overview of the Generation and Marketing segment’s consolidated results of operations, which are discussed in greater detail by component under the headings “Unregulated Results” and “Regulated Results” below.
     The following table provides electricity generation information, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended
	March 31,
	2009	2008	Change
Generation (million kWhs)	10,106	12,541	(19.4)%
     The following table reconciles “Income before income taxes” for the three months ended March 31, 2008 to the three months ended March 31, 2009.

(In millions)
Income before income taxes for the three months ended March 31, 2008		$147.9
Increase in operating revenues		18.8
Decreases (increases) in operating expenses:
Fuel	(9.2)
Operations and maintenance	(3.1)
Other operating expenses	(4.5)

Operating expenses		(16.8)
Decrease in other income (expense), net		(3.2)
Decrease in interest expense		7.1

Income before income taxes for the three months ended March 31, 2009		$153.8

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
Operating Revenues
     Operating revenues increased $18.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to:
•	a $51.8 million increase in revenues due to rate increases under power sales contracts, including a $44.9 million increase from higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of a power supply agreement between West Penn and AE Supply (see “Regulatory Matters” for additional information.),

•	a $20.3 million increase in unrealized gains related to pipeline capacity economic hedges that did not qualify for hedge accounting,

•	an $18.2 million increase relating to higher prices for power, including marketing, hedging and energy transacting activities and

•	a $16.8 million increase in unrealized gains relating to FTRs,

•	partially offset by a $92.6 million decrease due to a 19.4% decrease in total MWhs generated resulting from lower plant availability and less demand.
Operating Expenses
     Fuel expense increased $9.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to:
•	a $5.2 million increase in fuel handling, emission allowance and other fuel expenses and

•	a $3.0 million increase in coal expense, primarily due to a 24.3% increase in the average price of coal per ton consumed, partially offset by an 18.5% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities.
     Operations and maintenance expenses increased $3.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased contract work resulting from the timing of plant maintenance.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
Interest Expense
     Interest expense decreased $7.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower average debt outstanding at lower interest rates under AE Supply’s credit facility and increased capitalized interest resulting from capital projects that were partially funded using cash from operations, partially offset by increased interest associated with the December 2008 issuance of $300 million of first mortgage bonds by Monongahela.
Income Tax Expense
     The effective tax rate for the three months ended March 31, 2009 was 43.0%. Income tax expense for the three months ended March 31, 2009 was higher than the income tax expense calculated at the federal statutory rate of 35%, primarily due to state taxes that increased the rate by 2.9% and a change in the valuation allowance on the Pennsylvania net operating loss carryforwards that increased the rate by 6.2%.
     The effective tax rate for the three months ended March 31, 2008 was 30.8%. Income tax expense for the three months ended March 31, 2008 was lower than the income tax expense calculated at the federal statutory rate of 35%, primarily due to an adjustment to deferred tax liabilities in relation to the West Virginia corporate net income tax rate change that decreased the rate by 5.3% and changes to reserves for uncertain tax positions and resolution of audit issues that decreased the rate by 0.9%, partially offset by state taxes that increased the rate by 3.0%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
Generation and Marketing Segment — Unregulated Results
     The following table provides electricity generation information for Allegheny’s unregulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended
	March 31,
	2009	2008	Change
kWhs generated (in millions)	7,388	9,113	(18.9)%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Revenue from affiliates	$353.2	$333.0
PJM revenue, net	52.7	114.3
Other operating revenues, including risk management and trading activities, net	49.7	(4.8)

Unregulated revenue	$455.6	$442.5

     Revenue from affiliates
     AE Supply provides Potomac Edison and West Penn with a majority of the power necessary to meet their obligations under power sales agreements that have both fixed-price and market-based pricing components.
     Revenue from affiliates increased $20.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to rate increases under AE Supply’s affiliate power sales contracts, partially offset by decreased sales volumes and the elimination of an intercompany market rate adjustment. See “Regulatory Matters” for additional information.
     PJM revenue, net: PJM revenue, net was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Generation sold into PJM	$389.6	$546.8
Power purchased from PJM	(336.9)	(432.5)

PJM revenue, net	$52.7	$114.3

     PJM revenue, net decreased $61.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower revenues from generation sold into PJM, partially offset by a decrease in power purchased from PJM. Revenues from generation sold into PJM were lower, primarily due to a decrease in the market price of power and a decrease in MWhs generated. MWhs generated decreased as a result of lower plant availability and less demand. Power purchased from PJM decreased due to a decrease in the market price of power and decreased customer demand.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
     Other Operating Revenues:
     Other operating revenues increased $54.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to unrealized gains relating to FTRs as well as a pipeline capacity hedge contract that does not qualify for cash flow hedge accounting and net realized and unrealized gains on marketing, hedging and trading activities.
Operating Expenses
     Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Unregulated fuel	$185.4	$180.9
     Fuel expense increased $4.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a $5.4 million increase in fuel handling and other fuel expenses, partially offset by a $0.9 million decrease in coal expense. The decrease in coal expense was due to an 18.3% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s unregulated coal-fired generation facilities, partially offset by a 21.6% increase in the average price of coal per ton consumed.
     Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Unregulated operations and maintenance	$62.3	$49.9
     Operations and maintenance expenses increased $12.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased contract work resulting from the timing of plant maintenance.
     Taxes Other than Income Taxes: Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended
	March 31
(In millions)	2009	2008
Unregulated taxes other than income taxes	$12.7	$10.3
     Taxes other than income taxes increased $2.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a prior year tax refund.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
Other Income (Expense), net
     Other income (expense), net was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Unregulated other income (expense), net	$0.7	$3.7
     Other income (expense), net decreased $3.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower interest income resulting from decreased average investments at lower rates and cash received from a former trading executive during 2008.
     Interest Expense
     Interest expense was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Unregulated interest expense	$18.0	$28.2
     Interest expense decreased $10.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower average debt outstanding at lower interest rates under AE Supply’s credit facility and increased capitalized interest resulting from capital projects that were partially funded using cash from operations.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
Generation and Marketing Segment — Regulated Results
     The following table provides electricity generation information for Allegheny’s regulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended
	March 31,
	2009	2008	Change
kWhs generated (in millions)	2,719	3,428	(20.7)%
Operating Revenues
     Operating revenues were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Revenue from affiliates	$175.8	$144.0
PJM revenue, net	(42.0)	(14.9)
Fort Martin Scrubber surcharge	5.9	5.9
Other operating revenues	0.1	2.0

Regulated revenue	$139.8	$137.0

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
     Potomac Edison purchases the power necessary to serve its West Virginia customers from Monongahela’s Generation and Marketing segment at a prorated share of overall Monongahela generation costs and associated revenue.
     Revenues from affiliates increased $31.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009, partially offset by decreased sales volumes. See “Regulatory Matters” for additional information.
     PJM revenue, net: PJM revenue, net was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Generation sold into PJM	$156.5	$220.1
Power purchased from PJM	(198.5)	(235.0)

PJM revenue, net	$(42.0)	$(14.9)

     PJM revenue, net decreased $27.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to lower revenues from generation sold into PJM, partially offset by a decrease in power purchased from PJM. Revenues from generation sold into PJM were lower, primarily due to a

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
decrease in the market price of power and a decrease in MWhs generated. MWhs generated decreased as a result of lower plant availability and less demand. Power purchased from PJM decreased due to a decrease in the market price of power and decreased customer demand.
     Other Operating Revenues:
     Other operating revenues decreased $1.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to 2008 emission allowance strategies.
Operating Expenses
     Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs.
     Fuel expense was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Regulated fuel	$73.6	$68.9
     Fuel expense increased $4.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased coal expense. The increase in coal expense was due to a 31.0% increase in the average price of coal per ton consumed, partially offset by a 19.0% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s regulated coal-fired generation facilities.
     Purchased Power and Transmission: Purchased power and transmission expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Regulated purchased power and transmission	$28.2	$29.4
     Purchased power and transmission decreased $1.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a $2.6 million decrease in purchased power from the Ohio Valley Electric Corporation (“OVEC”) as a result of the transfer of a portion of the output from OVEC to AE Supply from Monongahela effective February 1, 2009, partially offset by a $2.3 million increase in purchased power from PURPA as a result of increased PURPA generation.
     Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Regulated operations and maintenance	$19.6	$28.9
     Operations and maintenance expenses decreased $9.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to decreased contract work resulting from the timing of plant maintenance.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS
GENERATION AND MARKETING
     Taxes Other than Income Taxes: Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Regulated taxes other than income taxes	$5.0	$6.1
     Taxes other than income taxes decreased $1.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a credit recorded during 2009 related to the Fort Martin Scrubbers.
Interest Expense
     Interest expense was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Regulated interest expense	$12.8	$9.8
     Interest expense increased $3.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the December 2008 issuance of $300 million of first mortgage bonds by Monongahela.

Liquidity and Capital Requirements
          To meet cash needs for operating expenses, the payment of interest, pension contributions, retirement of debt and construction programs, Allegheny has historically used internally generated funds (net cash provided by operations less common dividends) and external financings, including the sale of common and preferred stock, debt instruments and lease arrangements.
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
          At March 31, 2009 and December 31, 2008, Allegheny had cash and cash equivalents of $205.9 million and $362.1 million, respectively, and current restricted funds of $27.4 million and $36.8 million, respectively. These restricted funds include both funds collected from West Virginia customers to service the environmental control bonds as well as intangible transition charges collected from West Penn customers. At March 31, 2009 and December 31, 2008, Allegheny also had $83.8 million and $133.3 million, respectively, of long-term restricted funds relating to proceeds from an April 2007 issuance of environmental control bonds.
          In addition, AE and AE Supply each have in place revolving credit facilities that mature in 2011. At March 31, 2009, borrowing capacity under AE’s and AE Supply’s revolving credit facilities was as follows:

			Letters of
	Total		Credit	Available
(In millions)	Capacity	Borrowed	Issued	Capacity
AE Revolving Credit Facility	$376.0	$—	$3.3	$372.7
AE Supply Revolving Facility	400.0	—	—	400.0

Total	$776.0	$—	$3.3	$772.7

     Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $113.8 million and $33.4 million of cash collateral deposits were included in current assets at March 31, 2009 and December 31, 2008, respectively. Approximately $7.2 million and $0.2 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at March 31, 2009 and December 31, 2008, respectively. If Allegheny’s credit ratings were to decline, it may be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties. See Note 7 “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2009. At March 31, 2009, if credit ratings for AE, AE Supply and the Distribution Companies had been below Standard & Poor’s BB- or Moody’s Ba3, Allegheny would have been required to post an additional $101 million of collateral to counterparties, including PJM, for both derivative and non-derivative contracts.
     Allegheny’s consolidated capital structure, excluding short-term debt and noncontrolling interest, as of March 31, 2009 and December 31, 2008, was as follows:

	March 31, 2009		December 31, 2008
(In millions)	Amount	%	Amount	%
Long-term debt	$4,253.0	58.6	$4,209.8	59.6
Allegheny Energy, Inc. common stockholders’ equity	3,004.7	41.4	2,850.7	40.4

Total	$7,257.7	100.0	$7,060.5	100.0

2009 Debt Activity
     Borrowings and principal repayments on debt during the three months ended March 31, 2009 were as follows:

(In millions)	Issuances	Repayments
AE Supply:
AE Supply Credit Facility — Revolving Loan	$30.0	$30.0
TrAIL Company:
TrAIL Company Credit Facility — Term Loan	70.0	—
West Penn:
Transition Bonds	—	20.4
Monongahela:
Environmental Control Bonds	—	5.2
Potomac Edison:
Environmental Control Bonds	—	1.6

Consolidated Total	$100.0	$57.2

     See Note 5, “Common Stock and Debt,” to the Consolidated Financial Statements for additional information and details regarding Allegheny’s debt. See also Item 8, Note 7, “Capitalization and Short-Term Debt,” to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for additional details and discussion regarding debt refinancings and other debt issuances and repayments.
     AE has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2008 Annual Report on Form 10-K for additional information.
Dividends
     On March 23, 2009, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on March 9, 2009.
Capital Expenditures
     Capital projects are subject to continuing review and revision in light of legislative and regulatory developments, changing environmental standards, economic conditions and other factors. Allegheny currently estimates that its total cash-basis capital expenditures will approximate $1,110 million for 2009 and $875 million for 2010. These estimates are $45 million higher and $253 million lower than Allegheny’s projected capital expenditures for 2009 and 2010, respectively, as reported in its 2008 Annual Report on Form 10-K, reflecting, among other things, revisions to the timing of planned expenditures for Allegheny’s PATH and TrAIL transmission expansion projects.
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

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net income	$134.1	$136.3
Non-cash items included in income	119.3	124.8
Pension and other postretirement employee benefit plan contributions	(1.7)	(39.1)
Share-based excess tax benefits included in cash flows from financing activities	(20.0)	—
Changes in certain assets and liabilities	(224.4)	(115.9)

Net cash provided by operating activities	$7.3	$106.1

     Cash flows provided by operating activities for the three months ended March 31, 2009 were $7.3 million and consisted of net income of $134.1 million and non-cash items of $119.3 million that reduced net income but did not result in the outlay of cash, partially offset by changes in certain assets and liabilities of $224.4 million, share-based excess tax benefits included in cash flows from financing activities of $20.0 million and payments to Allegheny’s pension and other postretirement benefit plans of $1.7 million. The non-cash items included in income primarily consisted of depreciation and amortization of $68.5 million and deferred income taxes of $98.1 million, partially offset by unrealized gains on derivative contracts, net of $33.2 million. Changes in certain assets and liabilities primarily consisted of an increase in collateral deposits of $73.3 million, due to increased collateral requirements with various counterparties, primarily PJM, relating to changes in credit policy requirements, $46.6 million in changes in receivables and payables resulting from normal working capital activity, changes in accrued taxes and prepaid taxes of $89.3 million, primarily as a result of timing differences associated with the payments of certain tax obligations, and an increase in materials, supplies and fuel inventories of $42.4 million, primarily as a result of increased fuel inventory levels and higher prices.
     Cash flows provided by operating activities for the three months ended March 31, 2008 were $106.1 million and consisted of net income of $136.3 million and non-cash charges of $124.8 million that reduced net income but did not result in the outlay of cash, partially offset by changes in certain assets and liabilities of $115.9 million and payments to Allegheny’s pension and other postretirement benefit plans of $39.1 million. The non-cash charges primarily consisted of depreciation and amortization of $70.3 million and deferred income taxes of $41.4 million. Changes in certain assets and liabilities primarily consisted of $100.2 million in changes in receivables and payables resulting from normal working capital activity and a $34.8 million increase in prepaid taxes, primarily as a result of timing differences associated with the payment of certain tax obligations.

Investing Activities
     Cash flows from investing activities are summarized as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Capital expenditures	$(254.1)	$(239.8)
Proceeds from asset sales	0.2	0.4
Purchase of Merrill Lynch interest in subsidiary	—	(50.0)
Decrease in restricted funds	58.9	64.8
Other investments	(1.5)	(1.6)

Net cash used in investing activities	$(196.5)	$(226.2)

     Cash flows used in investing activities for the three months ended March 31, 2009 were $196.5 million and primarily consisted of $254.1 million of capital expenditures, partially offset by a $58.9 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin Scrubber project to pay for construction costs associated with that ongoing project.
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
Financing Activities
     Cash flows from financing activities are summarized as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Issuance of long-term debt	$97.7	$124.3
Repayment of long-term debt	(57.2)	(159.4)
Equity contribution to PATH, LLC by a joint venture partner	—	3.1
Payments on capital lease obligations	(2.2)	—
Share-based excess tax benefits	20.0	—
Proceeds from exercise of employee stock options	—	8.3
Cash dividends paid on common stock	(25.4)	(25.2)

Net cash provided by (used in) financing activities	$32.9	$(48.9)

     Cash flows provided by financing activities for the three months ended March 31, 2009 were $32.9 million and primarily consisted of $97.7 million from borrowings primarily under TrAIL Company’s Term Loan and AE Supply’s Revolving Loan and a $20.0 million from share-based excess tax benefits, partially offset by $57.2 million in various debt repayments, and $25.4 million of cash dividends paid on common stock.
     Cash flows used in financing activities for the three months ended March 31, 2008 were $48.9 million and primarily consisted of $159.4 million in various debt repayments and $25.2 million relating to cash dividends paid on common stock, partially offset by $124.3 million borrowing on AE Supply’s revolving loan.

CREDIT RATINGS
     The following table lists Allegheny’s credit ratings, as of May 7, 2009:

	Moody’s	Standard & Poor’s	Fitch
AE:
Outlook	Stable	Stable	Stable
Corporate Credit Rating	Not Rated	BBB-	BBB-(a)
Senior Unsecured Debt	Ba1	BB+	BBB-
AE Supply:
Outlook	Stable	Stable	Stable
Senior Secured Debt	Baa2	BBB	BBB
Senior Unsecured Debt	Baa3	BBB-	BBB-
Monongahela:
Outlook	Stable	Stable	Stable
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
Environmental Control Bonds	Aaa	AAA	AAA
Potomac Edison:
Outlook	Stable	Stable	Stable
First Mortgage Bonds	Baa2	BBB+	BBB+
Environmental Control Bonds	Aaa	AAA	AAA
West Penn:
Outlook	Stable	Stable	Stable
Transition Bonds	Aaa	AAA	AAA
First Mortgage Bonds	Baa2	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
AGC:
Outlook	Stable	Stable	Stable
Senior Unsecured Debt	Baa3	BBB-	BBB-

(a)	Issuer Default Rating

OTHER MATTERS
Critical Accounting Policies
     A summary of critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2008 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2008 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2, “Recent Accounting Pronouncements” in Allegheny’s Notes to Consolidated Financial Statements, included herein for a summary of recent accounting pronouncements that impact Allegheny.
REGULATORY MATTERS
     The interstate transmission services and wholesale power sales of the Distribution Companies, AE Supply and AGC are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Federal Power Act (the “FPA”). The Distribution Companies’ local distribution service and sales at the retail level are subject to state regulation. In addition, Allegheny is subject to numerous other local, state and federal laws, regulations and rules. See “Risk Factors.”
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
          FERC’s policies, regulations and orders encourage competition among wholesale sellers of electricity. To support competition, FERC requires public utilities that own transmission facilities to make such facilities available on a non-discriminatory, open-access basis and to comply with standards of conduct that prevent transmission-owning utilities from giving their affiliated sellers of electricity preferential access to the transmission system and transmission information. To further competition, FERC encourages transmission-owning utilities to participate in regional transmission organizations (“RTOs”) such as PJM, by transferring functional control over their transmission facilities to RTOs.
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
          Transmission Rate Design. FERC actions with respect to the transmission rate design within PJM may impact the Distribution Companies. Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator (“MISO”) regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals, concluding that neither the rate design proposals nor the existing PJM rate design had been shown to be just and reasonable. FERC ordered the continuation of the existing PJM zonal “license plate” rate design and the implementation of a transition charge for these regions during a 16-month transition period commencing on December 1, 2004 and ending on March 31, 2006. Subsequently, transition charge proposals were submitted by transmission owners and accepted by FERC subject to an evidentiary hearing to determine if the amount of the charges was just and reasonable. Rehearing of the November 2004 order is pending before FERC and will be subject to possible judicial review. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.
          During the now-expired transition period, the Distribution Companies were both payers and payees of transition charges. These charges resulted in the payment by the Distribution Companies of $13.3 million and payments to the Distribution Companies of $3.5 million during the transition period. Following the evidentiary hearing, an administrative law judge issued an initial decision finding the methodologies used to develop the transition charges to be deficient. The initial decision is now before FERC for review and may be accepted, rejected or modified by FERC. Based on its review of the initial decision, FERC may require the Distribution Companies to refund some portion of the amounts received from these transition charges or entitle the Distribution Companies to receive additional revenue from these charges. In addition, the Distribution Companies may be required to pay additional amounts as a result of increases in the transition charges previously billed to them, or they may receive refunds of transition charges previously billed. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.
          The Distribution Companies have entered into nine partial settlements with regard to the transition charges. FERC has approved eight of these settlements. FERC action is pending for the remaining partial settlement.
          In April 2007, FERC issued an order addressing transmission rate design within the PJM region. In the orders, FERC directed the continuation of the zonal “license plate” rate design for all existing transmission facilities within the PJM region, the allocation of costs of new, centrally-planned transmission facilities operating at or above 500 kV on a region-wide “postage stamp” or “socialized” basis, and the development of a detailed “beneficiary pays” methodology for the allocation of costs of new transmission facilities below 500 kV. Subsequently, FERC approved a detailed “beneficiary pays” methodology developed through settlement discussions among several parties to the underlying FERC proceedings. Judicial review of the April 2007 FERC order is pending, and rehearing by FERC of certain aspects of the detailed “beneficiary pays” methodology developed through settlement discussions is pending. Allegheny cannot predict the outcome of these proceedings or whether they will have a material impact on its business or financial position.
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
          On December 12, 2008 PJM filed with FERC a proposal containing several suggested revisions to PJM’s current RPM construct. The PJM filing proposed many changes to the current RPM rules that PJM sought to implement in the next RPM base auction covering the 2012-2013 PJM Delivery Year, which is scheduled to take place in May of 2009. Among other things, the PJM proposal:
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
          AE Supply and the Distribution Companies intervened in this proceeding and have been active participants. On February 9, 2009, PJM and a select group of stakeholders filed an offer of settlement in this proceeding that, among other things, reduces the CONE values contained in the December 2008 proposal by ten percent (but leaves the other provisions of the December 12 filing outlined above substantially unchanged). On March 27, 2009, FERC issued an order accepting the major aspects of the offer of settlement filed on February 9, 2009. These RPM changes will be implemented for the next RPM base auction covering the 2012-2013 PJM Delivery year, which is scheduled to take place in May of 2009. Requests for rehearing of FERC’s March 27 order are pending at FERC.
Transmission Expansion
          PATH Project. In April 2009, PJM completed further studies relating to the PATH project and established the in-service date for PATH as June 1, 2014. Total project costs are expected to be approximately $1.8 billion, of which Allegheny’s share is expected to be approximately $1.2 billion.
          On December 28, 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a formula rate tariff to be effective March 1, 2008. The filing also included a request for certain incentive rate treatments. On February 29, 2008, FERC issued an order granting certain rate incentives and setting the cost of service formula rate that will be used to calculate annual revenue requirements for the project. In December 2008, PATH submitted to FERC a settlement of the formula rate and protocols with the active parties. FERC approval of the settlement is pending. Rehearing of the February 29, 2008 order with respect to return on equity remains pending before FERC.
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
          In February 2009, the United States Circuit Court for the Fourth Circuit ruled on challenges to FERC rules promulgated for siting transmission lines within a NIETC. The Court held, among other things, that a state’s outright denial of a transmission siting application within one year does not constitute withholding of approval within one year, rejecting FERC’s interpretation of the relevant provision of the FPA. The Court denied all requests for rehearing.
PURPA
          The Public Utility Regulatory Policies Act of 1978 (“PURPA”) requires electric utility companies, such as the Distribution Companies, to interconnect with, provide back-up electric service to and purchase electric capacity and energy from qualifying small power production and cogeneration facilities, although electric utilities are no longer required to enter into any new contractual obligation to purchase energy from a qualifying facility if FERC finds that the facility has non-discriminatory access to a functioning wholesale market and open-access transmission.
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

State Rate Regulation
Pennsylvania
          Pennsylvania’s Electricity Generation Customer Choice and Competition Act (the “Customer Choice Act”), which was enacted in 1996, gave all retail electricity customers in Pennsylvania the right to choose their electricity generation supplier as of January 2, 2000. Under the Customer Choice Act and a subsequent restructuring settlement (the “1998 Restructuring Settlement”) approved by the Pennsylvania Public Utility Commission (the “Pennsylvania PUC”), West Penn transferred its generation assets to AE Supply. West Penn retained its T&D assets. Under the 1998 Restructuring Settlement, West Penn is the provider of last resort (“PLR”) for those customers who do not choose an alternate supplier, whose alternate supplier does not deliver, or who have chosen to return to West Penn service, in each case at rates that are capped at various levels during the applicable transition period. West Penn’s T&D assets are subject to traditional regulated utility ratemaking (i.e., cost-based rates).
          Joint Petition and Extension of Generation Rate Caps. By order entered on May 11, 2005, the Pennsylvania PUC approved a Joint Petition for Settlement and for Modification of the 1998 Restructuring Settlement, as amended, among West Penn, the Pennsylvania Office of Consumer Advocate, the Office of Small Business Advocate, The West Penn Power Industrial Intervenors and certain other parties (the “2004 Joint Petition”). The 2004 Joint Petition extended generation rate caps for most customers from 2008 to 2010 and provided for increases in generation rates in 2007, 2009 and 2010, in addition to previously approved rate cap increases for 2006 and 2008. The order approving the 2004 Joint Petition also extended distribution rate caps from 2005 through 2007, with an additional rate cap in place for 2009 at the rate in effect on January 1, 2009. The intent of this transition plan is to gradually move generation rates closer to market prices. Rate caps on transmission services expired on December 31, 2005.
          Default Service Regulations. In May 2007, the Pennsylvania PUC entered a Final Rulemaking Order (the “May 2007 Order”) promulgating regulations defining the obligations of electric distribution companies (“EDCs”), such as West Penn, to provide generation default service to retail electric customers who do not or cannot choose service from a licensed electric generation supplier (“EGS”) at the conclusion of the EDCs’ restructuring transition periods. West Penn’s transition period will end for the majority of its customers on December 31, 2010, when its generation rate caps expire.
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
          In October 2007, West Penn filed with the Pennsylvania PUC a default service plan, which was referred to a Pennsylvania PUC administrative law judge for hearings. Hearings were held on March 31 and April 1, 2008. The administrative law judge issued an initial decision in May 2008, adopting the majority of West Penn’s proposed default service plan, including procurements through full requirements contracts with bid selections based on price, and a rate mitigation plan under which residential and small commercial customers may opt to defer rate increases of over 25 percent, based on the customer’s total bill, for a period up to three years at an interest rate of six percent. In July 2008, the Pennsylvania PUC issued a final order largely approving West Penn’s proposed procurement approach and rate mitigation plan, and West Penn filed tariff supplements implementing the default service plan in

September 2008 and January 2009. On February 6, 2009, West Penn filed a petition with the Pennsylvania PUC requesting approval to advance the first series of default service procurements for residential customers from June 2009 to April 2009 to take advantage of the recent downturn in market prices for power. West Penn’s petition was approved by the Pennsylvania PUC in March 2009 and it began to conduct advanced procurements in April 2009. Also in April 2009, West Penn petitioned to Pennsylvania PUC for approval to further accelerate default service procurements by expanding the amount of power that it plans to procure in June 2009.
          In October 2008, Pennsylvania adopted Act 129, which includes a number of measures relating to conservation, demand-side management and power procurement processes. Act 129 requires each EDC with more than 100,000 customers to adopt a plan, approved by the Pennsylvania PUC, to reduce, by May 31, 2010, electric consumption by at least one percent of its expected consumption for June 1, 2009 through May 31, 2010. By May 31, 2013, the total annual weather-normalized consumption is to be reduced by a minimum of three percent, and peak demand is to be reduced by a minimum of four and one-half percent of the EDC’s annual system peak demand. Act 129 also:
•	directs the Pennsylvania PUC to adopt an energy conservation and efficiency program to require EDCs to develop and file, by July 1, 2009, plans to reduce energy demand and consumption; and

•	requires EDCs to file a plan for “smart meter” procurement and installation in August 2009.
          West Penn may incur significant capital expenditures in 2010 and beyond to comply with this requirement.
          Act 129 also requires EDCs to obtain energy through a prudent mix of contracts, with an emphasis on competitive procurement. The Act includes a “grandfather” provision for West Penn’s procurement and rate mitigation plan, which was previously approved by the Pennsylvania PUC.
          Transmission Expansion. By order entered on December 12, 2008, the Pennsylvania PUC authorized TrAIL Company to construct a 1.2 mile portion of the TrAIL project in Pennsylvania from the proposed 502 Junction Substation in Greene County to the Pennsylvania-West Virginia state line. In the same order, the Pennsylvania PUC also approved an agreement among TrAIL Company, West Penn and Greene County, Pennsylvania in which, among other provisions, TrAIL Company agreed to engage in a collaborative process to identify possible solutions to reliability problems in the Washington County, Pennsylvania area in lieu of the Prexy Facilities that had been a part of the original TrAIL proposal. The collaborative process has been initiated. An intervenor has initiated judicial review of the order by the Commonwealth Court of Pennsylvania and briefing is expected to be complete in June 2009. Oral argument is expected to be scheduled for the fall of 2009.
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
          Transmission Expansion. On August 1, 2008, the West Virginia PSC issued an order authorizing construction of the TrAIL project in West Virginia subject to certain conditions. The order also approved, with certain modifications, a settlement that had been entered into with regard to the TrAIL project by TrAIL Company, the Staff of the West Virginia PSC, the Consumer Advocate Division and the West Virginia Energy Users Group. On February 13, 2009, the West Virginia PSC granted TrAIL Company’s petition for reconsideration of certain aspects of the order and denied other petitions for reconsideration. Two intervenors petitioned the West Virginia Supreme Court of Appeals to review the West Virginia PSC orders, and one of the intervenors asked the Court to stay the orders pending consideration of the appeals. The Court has rejected the petitions and will not hear the appeals.
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
          Securitization and Scrubber Project. In May 2005, the state of West Virginia adopted legislation permitting securitization financing for the construction of certain types of pollution control equipment at facilities owned by public utilities that are regulated by the West Virginia PSC, subject to the satisfaction of certain criteria. In April

2006, the West Virginia PSC approved a settlement agreement among Monongahela, Potomac Edison and certain other interested parties relating to Allegheny’s plans to construct Scrubbers at the Fort Martin generation facility in West Virginia. Concurrently, the West Virginia PSC granted Monongahela and Potomac Edison a certificate of public convenience and necessity authorizing the construction and operation of the Scrubbers, approved the Asset Swap, and issued a related financing order (the “Financing Order”) approving a proposal by Monongahela and Potomac Edison to finance $338 million of project costs using the securitization mechanism provided for by the legislation adopted in May 2005. Specifically, Monongahela and Potomac Edison received approval to issue environmental control bonds secured by the right to collect a surcharge from West Virginia retail customers dedicated to the repayment of the bonds.
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
          Standard Offer Service. In 2003, the Maryland PSC approved two state-wide settlements relating to the future of PLR and SOS. The settlements extended Potomac Edison’s obligation to provide SOS after the expiration of the generation rate cap periods established for Potomac Edison as part of the 1999 restructuring of Maryland’s electric market. The settlements provided that, after expiration of the generation rate caps, SOS would be provided through 2012 for residential customers, through 2008 for smaller commercial and industrial customers and through 2006 for Potomac Edison’s medium-sized commercial customers. Potomac Edison’s obligation to provide SOS for its largest industrial customers expired at the end of 2005. A 2005 settlement extended Potomac Edison’s SOS obligations to its medium-sized commercial customers through May 2007, and a further order of the Maryland Public Service Commission (the “Maryland PSC”) issued on August 28, 2006 extended that obligation through at least the end of May 2009.
          The Maryland PSC issued an order on November 8, 2006, and a report to the Maryland legislature on December 31, 2006, that would continue SOS to small and medium-sized commercial customers with changes in procurement durations. The Maryland PSC then opened a new docket in August 2007 (Case No. 9117) to consider matters relating to possible “managed portfolio” approaches to SOS, the aggregation of low income SOS customers, and a retail supplier proposal for the utility “purchase” of all retailer receivables at no discount and with no recourse. “Phase II” of the case addressed utility purchases or construction of generation, bidding for procurement of demand response resources and possible alternatives if the TrAIL and PATH projects are delayed or defeated. Hearings on Phase I and II were held in October and November 2007 and in January 2008. It is unclear when the Maryland PSC will issue its findings in these proceedings.

          In the meantime, on April 4, 2008, the Maryland PSC released a report reaffirming, based on review by outside counsel and consultants, that the current procurement methods used for SOS have been competitive, fair and free from evidence of collusion. In October and November 2008 and in January 2009, bids for some residential load were rejected in the SOS process due to the operation of a price cap called the Price Anomaly Threshold (“PAT”). The Maryland PSC’s outside consultant monitoring the bidding has opined that the PAT was triggered due to current ongoing disruptions in the credit markets. The Maryland PSC issued orders on January 16 and January 23, 2009 directing short-term measures to be taken to fill unfilled load, which measures were successful in filling the load.
          On July 3, 2008, the Maryland PSC issued a further order requiring the utilities to prepare detailed studies of alternatives for possible managed portfolios, with a time horizon out to fifteen years, and to file those studies by October 1, 2008. The Maryland PSC expressly stated that the order, “should not be construed ... as a decision to modify in any way, the current SOS procurement practice.” Potomac Edison filed its study with the Maryland PSC on October 1, 2008, and the Maryland PSC held hearings on the matter in December 2008. No order has been issued. In another proceeding, however, the Maryland PSC ordered the utilities to issue an RFP for possible acquisition of demand response resources for the period from 2011 to 2016 and to participate in a working group on development of distributed generation resources. The RFP was issued on January 16, 2009, the Commission issued an order on March 11 approving purchase of most of the resources offered, and the utilities have made the purchases.
          In August 2007, Potomac Edison filed a plan for seeking bids to serve its Maryland residential load for the period after the expiration of rate caps on December 31, 2008. The Maryland PSC approved the plan in a series of orders issued between September 2007 and September 2008. Potomac Edison will be conducting rolling auctions to replenish the power supply necessary to serve its customer load going forward.
          Rate Stabilization. In special session on June 23, 2006, the Maryland legislature passed emergency legislation, directing the Maryland PSC to, among other things, investigate options available to Potomac Edison to implement a rate mitigation or rate stabilization plan for SOS to protect its residential customers from rate shock when capped generation rates end on January 1, 2009.
          In December 2006, Potomac Edison filed with the Maryland PSC a proposed Rate Stabilization Ramp-Up Transition Plan designed to transition residential customers from capped generation rates to rates based on market prices. Under the plan as approved by the Maryland PSC, residential customers who did not elect to opt out of the program began paying a surcharge in June 2007. The application of the surcharge will result in an overall rate increase of approximately 15% annually from 2007 through 2010. With the expiration of the residential generation rate caps and the move to generation rates based on market prices on January 1, 2009, the surcharge converted to a credit on customers’ bills. Funds collected through the surcharge during 2007 and 2008, plus interest, is being returned to customers as a credit on their electric bills, thereby reducing the effect of the rate cap expiration. The credit will continue, with adjustments, to maintain rate stability until December 31, 2010 or until all monies collected from customers plus interest are returned. Of Potomac Edison’s more than 217,000 residential customers in Maryland, approximately 8,900, or 4.1%, elected to opt-out of Potomac Edison’s plan.
          Advanced Metering and Demand Side Management Initiatives. On June 8, 2007, the Maryland PSC established a new case to consider advanced meters and demand side management programs. The Staff of the Maryland PSC filed its report on these matters on July 6, 2007. On September 28, 2007, the Maryland PSC issued an order in this case that required the utilities to file detailed plans for how they will meet a proposal—“EmPOWER Maryland"—that electric usage in Maryland be reduced by 15% by 2015. On October 26, 2007, Potomac Edison filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order. The Maryland PSC conducted hearings on Potomac Edison’s and other utilities’ plans in November 2007 and further hearings on May 7, 2008.
          In a related development, the Maryland legislature in 2008 adopted a statute codifying the EmPOWER Maryland goals and setting a deadline of September 1, 2008 for the utilities to file comprehensive plans for attempting to achieve those goals. Potomac Edison filed its proposals on August 29, 2008, asking the Maryland PSC to approve seven programs for residential customers, five programs for commercial, industrial, and governmental customers, a customer education program, and a pilot deployment of Advanced Utility Infrastructure (“AUI”) that Allegheny has previously been testing in West Virginia. On December 31, 2008, the Maryland PSC issued an order approving some of Potomac Edison’s programs and directing that others be redesigned. Potomac Edison filed its revised programs on March 31, 2009, with new cost and benefit information. Implementation cannot begin until the Maryland PSC expressly approves the new filing. Meanwhile, the AUI pilot is being examined on a separate track and is currently under discussion with the Staff of the Maryland PSC.
          Renewable Energy Portfolio Standard. Legislation enacted in 2004 (and supplemented with respect to solar power in 2007) requires the implementation of a renewable energy portfolio standard in Maryland. Beginning upon the later of the expiration of the transition period for any particular customer class served by a supplier or January 1, 2006, retail electricity suppliers in Maryland must obtain certain percentages of their energy supplies from renewable energy resources. The law provides that if renewable resources are too expensive, or are not available in quantities sufficient to meet the standard in any given year, suppliers can instead opt to pay a “compliance fee.” The law directs the Maryland PSC to allow electric suppliers to recover their costs from customers, including any compliance fees that they incur.
          Moratorium on Service Terminations. On March 11, 2009, the Maryland PSC issued an order suspending until further notice the right of all electric and gas utilities in the state to terminate service to residential customers for non-payment of bills. The order directed the utilities and other interested parties to meet and devise proposals for offering payment plans to all residential customers, not just low-income customers. On April 1, the Commission Staff and utilities filed a plan providing for more and longer payment plans, and for a temporary suspension of requests to customers for increased deposits. The Commission held a hearing on the matter on April 7, 2009.
Virginia
          Transmission Expansion. On October 7, 2008, the Virginia State Corporate Commission (the “Virginia SCC”) issued an order authorizing construction of the TrAIL project in Virginia. Various intervenors have initiated judicial review of the order by the Virginia Supreme Court. Briefing is expected to be complete in June 2009 and oral argument is expected in September 2009.
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
          On December 20, 2007, the Virginia SCC granted Potomac Edison partial ($9.5 million) recovery of increased purchased power costs, following a second application by Potomac Edison for rate recovery of $42.3 million. On May 15, 2008, following a third application by Potomac Edison, the Virginia SCC issued an order allowing Potomac Edison to increase its rates effective July 1, 2008, on an interim basis subject to refund, to collect $73 million of purchased power costs. Revenues were recognized based on the method under which the rates were developed and not the amounts collected. As a result, a portion of the amounts collected from July 1, 2008 to December 31, 2008 was deferred as a regulatory liability and is being recognized as revenue from January through June 2009.
          On July 18, 2008, the Virginia SCC issued an order finding that the rate making provisions of the MOU would expire on December 31, 2008. On November 18, 2008, Potomac Edison filed with the Virginia SCC a comprehensive rate settlement agreed to with the Staff of the Virginia SCC, the Consumers Counsel of the Virginia Office of the Attorney General and a group of Potomac Edison’s industrial customers that transitions all customers to rates that allow for full recovery of purchased power costs no later than July 1, 2011. The Virginia SCC held a hearing on the settlement on November 18 and approved it without alteration or condition on November 26, 2008. Key provisions of the settlement include:
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

          On May 4, 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative for cash proceeds of approximately $340 million, subject to state and federal regulatory approval, certain third-party consents and applicable price adjustments. See Note 14, “Subsequent Event”to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2008 Annual Report on Form 10-K for additional information relating to market risk.
Market Risk
          Allegheny and AE Supply are exposed to market risk arising from the changes in commodity prices. To manage these risks, Allegheny and AE Supply use derivatives and physical transactions to reduce its risk in physical assets. To ensure prudent risk management practices and compliance with corporate risk policies, Allegheny and AE Supply assess, monitor and mitigate market risk exposure in accordance to the guidelines of its Corporate Risk Management Business Practices.
          Allegheny and AE Supply use various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). VaR is a statistical model that measures the variability of value and predicts the risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and monitor positions. Allegheny and AE Supply calculate VaR using the Monte-Carlo technique by simulating thousands of scenarios sampling from the probability distribution of uncertain market variables. In addition to VaR, Allegheny and AE Supply routinely perform stress and scenario analyses to measure extreme losses due to exceptional events. Also, VaR models are back-tested to ensure its accuracy and reliability.
          AE Supply calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a marked-to-market basis. These wholesale energy market positions consist of derivatives in power and natural gas excluding FTRs. The FTRs are excluded from the VaR measurement as they are generally considered as economic hedges of the congestion costs that will be incurred to serve Allegheny’s load obligation. As of March 31, 2009 and March 31, 2008, this calculation yielded a VaR of $2 million and $1 million, respectively. This VaR increase is primarily due to the increase in the transactions being accounted for on a mark-to-market basis as described in Note 7, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.
          The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s Consolidated Balance Sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time. As described in Note 7, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements Allegheny recorded $21.2 million in unrealized gains attributable to FTRs during the three months ended March 31, 2009.
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
     See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2008 Annual Report on Form 10-K and Note 7, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information relating to credit risk.

ITEM 4. CONTROLS AND PROCEDURES
          See, Item 9a. “Controls and Procedures,” in the 2008 Annual Report on Form 10-K for additional information relating to Controls and Procedures.
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
          Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2009, there have been no changes in AE’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          From time to time, Allegheny is involved in litigation and other legal disputes in the ordinary course of business. See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for information regarding legal proceedings.
ITEM 1A. RISK FACTORS
          There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.

EXHIBIT INDEX

Documents

10.1	Asset Purchase Agreement, dated as of May 4, 2009, by and among The Potomac Edison Company and Rappahannock Electric Cooperative

10.2	Asset Purchase Agreement, dated as of May 4, 2009, by and among The Potomac Edison Company and Shenandoah Valley Electric Cooperative

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.
Date: May 7, 2009	By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer