Form 10-Q
period 2009-06-30
ALLEGHENY ENERGY, INC
filed 2009-08-07
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

Commission File Number 1-267

ALLEGHENY ENERGY, INC.

(Name of Registrant)

Maryland	13-5531602
(State of Incorporation)	(IRS Employer Identification Number)

800 Cabin Hill Drive, Greensburg, Pennsylvania	15601
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 31, 2009, 169,482,591 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

GLOSSARY

I.	The following abbreviations and names are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-Allegheny LAC	PATH-Allegheny Land Acquisition Company
PATH-VA	PATH Allegheny Virginia Transmission Corporation
PATH-WV	PATH West Virginia Transmission Company, LLC
PATH-WV LAC	PATH-WV Land Acquisition Company
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company, a regulated subsidiary of AE
West Penn	West Penn Power Company, a regulated subsidiary of AE

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

CDD	Cooling Degree-Days
Clean Air Act	Clean Air Act of 1970
CO2	Carbon dioxide
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission, an independent commission within the DOE
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles used in the United States of America
HDD	Heating Degree-Days
kW	Kilowatt, which is equal to 1,000 watts
kWh	Kilowatt-hour, which is a unit of electric energy equivalent to one kW operating for one hour
Maryland PSC	Maryland Public Service Commission
MW	Megawatt, which is equal to 1,000,000 watts
MWh	Megawatt-hour, which is a unit of electric energy equivalent to one MW operating for one hour
NOx	Nitrogen Oxide
NSR	The New Source Performance Review Standards, or “New Source Review,” applicable to facilities deemed “new” sources of emissions by the EPA
OVEC	Ohio Valley Electric Corporation
PATH	Potomac-Appalachian Transmission Highline
Pennsylvania PUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PLR	Provider-of-last-resort
PURPA	Public Utility Regulatory Policies Act of 1978
RPM	Reliability Pricing Model, which is PJM’s capacity market
RTO	Regional Transmission Organization
Scrubbers	Flue-gas desulfurization equipment
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SOS	Standard Offer Service
T&D	Transmission and distribution
TrAIL	Trans-Allegheny Interstate Line
Virginia SCC	Virginia State Corporate Commission
West Virginia PSC	Public Service Commission of West Virginia

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Operating revenues	$814,743	$953,500	$1,771,916	$1,828,526
Operating expenses:
Fuel	216,766	245,252	475,727	495,078
Purchased power and transmission	112,227	97,207	246,122	194,587
Deferred energy costs, net	(7,574)	1,103	(24,582)	(9,351)
Operations and maintenance	200,519	189,931	367,694	358,631
Depreciation and amortization	67,221	68,794	135,732	139,083
Taxes other than income taxes	46,509	52,879	102,323	105,318

Total operating expenses	635,668	655,166	1,303,016	1,283,346

Operating income	179,075	298,334	468,900	545,180
Other income (expense), net	1,758	4,661	4,217	10,870
Interest expense	59,070	58,704	116,350	117,135

Income before income taxes	121,763	244,291	356,767	438,915
Income tax expense	48,900	89,820	149,806	148,113

Net income	72,863	154,471	206,961	290,802
Less net income attributable to noncontrolling interest	(255)	(345)	(428)	(551)

Net income attributable to Allegheny Energy, Inc.	$72,608	$154,126	$206,533	$290,251

Earnings per share attributable to Allegheny Energy, Inc.:
Basic	$0.43	$0.92	$1.22	$1.73
Diluted	$0.43	$0.91	$1.22	$1.71

Average shares outstanding:
Basic	169,506	168,236	169,473	167,898
Diluted	169,908	170,106	169,888	170,028

Dividends per share	$0.15	$0.15	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$206,961	$290,802
Adjustments for non-cash items included in income:
Depreciation and amortization	135,732	139,083
Amortization of debt related costs	5,584	5,439
Amortization of liability for adverse power purchase commitment	(8,734)	(8,568)
Amortization of Pennsylvania stranded costs	—	8,068
Provision for uncollectible accounts	7,184	10,475
Deferred income taxes and investment tax credit, net	135,833	121,763
Deferred energy costs, net	(24,582)	(9,351)
Stock-based compensation expense	8,588	6,353
Unrealized gains on derivative contracts, net	(35,622)	(154,603)
Pension and other postretirement employee benefit plan expense	20,137	15,825
Pension and other postretirement employee benefit plan contributions	(4,187)	(42,039)
Deferred revenue — Fort Martin scrubber project	4,805	7,653
Deferred revenue — Virginia	(28,333)	—
Uncollected transmission revenue	(7,210)	(10,234)
Other, net	4,183	8,893
Changes in certain assets and liabilities:
Accounts receivable, net	(26,590)	(65,812)
Materials, supplies and fuel	(75,215)	(44,918)
Prepaid taxes	(11,621)	(6,339)
Collateral deposits	(655)	29,082
Accounts payable	(12,658)	99
Accrued taxes	(66,096)	(11,455)
Accrued interest	(1,500)	(8,352)
Regulatory assets	32,972	4,618
Deferred income taxes	(22,521)	(1,452)
Regulatory liabilities	(6,032)	27,890
Distributions from equity method investee	1,275	—
Assets and liabilities held for sale	3,042	—
Other operating assets and liabilities	6,253	1,217

Net cash provided by operating activities	240,993	314,137

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash Flows From Investing Activities:
Capital expenditures	(550,230)	(478,391)
Proceeds from asset sales	200	400
Purchase of Merrill Lynch interest in subsidiary	—	(50,000)
Decrease in restricted funds	104,633	58,250
Other investments	(1,442)	(1,474)

Net cash used in investing activities	(446,839)	(471,215)

Cash Flows From Financing Activities:
Issuance of long-term debt	277,084	249,148
Repayment of long-term debt	(167,332)	(196,624)
Equity contribution to PATH, LLC by the joint venture partner	470	4,460
Distribution on behalf of noncontrolling interest	(249)	—
Payments on capital lease obligations	(4,361)	(4,371)
Share-based excess tax benefits	19,732	—
Proceeds from exercise of employee stock options	1,225	16,748
Cash dividends paid on common stock	(50,830)	(50,413)

Net cash provided by financing activities	75,739	18,948

Net decrease in cash and cash equivalents	(130,107)	(138,130)
Cash and cash equivalents at beginning of period	362,145	258,750

Cash and cash equivalents at end of period	$232,038	$120,620

Supplemental Cash Flows Information:
Cash paid during the period for interest (net of amounts capitalized)	$111,984	$119,848
Accounts payable at June 30 relating to capital expenditures	$96,676	$73,204

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$232,038	$362,145
Accounts receivable:
Customer	201,044	188,309
Unbilled utility revenue	88,135	122,695
Wholesale and other	71,357	61,445
Allowance for uncollectible accounts	(13,870)	(13,280)
Materials and supplies	111,794	115,107
Fuel	206,561	128,238
Deferred income taxes	46,026	69,617
Prepaid taxes	56,387	44,766
Collateral deposits	49,349	33,441
Derivative assets	108,415	113,087
Regulatory assets	146,759	158,835
Assets held for sale	30,144	—
Other	70,011	111,317

Total current assets	1,404,150	1,495,722

Property, Plant and Equipment:
Generation	6,621,037	6,107,344
Transmission	1,222,881	1,171,716
Distribution	3,693,298	3,944,068
Other	462,692	463,377
Accumulated depreciation	(4,995,338)	(4,994,099)

Subtotal	7,004,570	6,692,406
Construction work in progress	1,202,030	1,309,790
Property, plant and equipment held for sale, net	249,065	—

Total property, plant and equipment, net	8,455,665	8,002,196

Investments and Other Assets:
Goodwill	367,287	367,287
Restricted funds—Fort Martin scrubber project	33,642	133,346
Investments in unconsolidated affiliates	27,132	27,955
Other	21,221	19,695

Total investments and other assets	449,282	548,283

Deferred Charges:
Regulatory assets	668,277	687,696
Derivative assets	5,691	9,816
Assets held for sale	52	—
Other	64,587	67,335

Total deferred charges	738,607	764,847

Total Assets	$11,047,704	$10,811,048

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(unaudited)

(In thousands, except share amounts)	June 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	$179,669	$93,848
Accounts payable	378,998	374,229
Accrued taxes	48,253	119,431
Payable to PJM for FTRs	34,433	110,774
Derivative liabilities	14,409	22,153
Regulatory liabilities	45,143	69,208
Accrued interest	56,531	58,048
Security deposits	46,676	46,166
Liabilities associated with assets held for sale	12,724	—
Other	107,086	109,643

Total current liabilities	923,922	1,003,500

Long-term Debt, excluding amounts due within one year	4,143,539	4,115,921
Deferred Credits and Other Liabilities:
Derivative liabilities	9,228	11,886
Income taxes payable	81,759	75,669
Investment tax credit	63,679	65,768
Deferred income taxes	1,370,602	1,277,439
Regulatory liabilities	474,185	528,937
Pension and other postretirement employee benefit plan liabilities	591,483	578,440
Adverse power purchase commitment	123,379	132,334
Liabilities associated with assets held for sale	54,137	—
Other	160,536	165,500

Total deferred credits and other liabilities	2,928,988	2,835,973

Commitments and Contingencies (Note 15)
Equity:
Common stock—$1.25 par value per share, 260 million shares authorized and 169,532,084 and 169,413,887 shares issued at June 30, 2009 and December 31, 2008, respectively	211,893	211,767
Other paid-in capital	1,981,875	1,952,440
Retained earnings	887,298	731,615
Treasury stock at cost—49,493 shares	(1,756)	(1,756)
Accumulated other comprehensive loss	(33,610)	(43,318)

Total Allegheny Energy, Inc. common stockholders’ equity	3,045,700	2,850,748
Noncontrolling interest	5,555	4,906

Total equity	3,051,255	2,855,654

Total Liabilities and Equity	$11,047,704	$10,811,048

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2009	169,399,045	$211,788	$1,975,996	$840,122	$(1,756)	$(21,424)	$3,004,726	$5,078	$3,009,804
Net income	—	—	—	72,608	—	—	72,608	255	72,863
Defined benefit pension and other benefit plan amortization, net of tax of $555	—	—	—	—	—	860	860	—	860
Cash flow hedges, net of tax of $8,462	—	—	—	—	—	(13,046)	(13,046)	—	(13,046)
Distribution on behalf of noncontrolling interest	—	—	—	—	—	—	—	(249)	(249)
Equity contribution to PATH, LLC by the joint venture partner	—	—	—	—	—	—	—	470	470
Dividends on common stock	—	—	—	(25,421)	—	—	(25,421)	—	(25,421)
Stock-based compensation expense:
Stock units	—	—	4	—	—	—	4	—	4
Non-employee director stock awards	2,706	3	237	(9)	—	—	231	—	231
Stock options	—	—	2,274	—	—	—	2,274	—	2,274
Performance shares	—	—	2,486	—	—	—	2,486	—	2,486
Restricted shares	—	—	35	—	—	—	35	—	35
Exercise of stock options	80,840	102	1,075	—	—	—	1,177	—	1,177
Dividends on stock units	—	—	1	(1)	—	—	—	—	—
Other	—	—	(233)	(1)	—	—	(234)	1	(233)

Balance at June 30, 2009	169,482,591	$211,893	$1,981,875	$887,298	$(1,756)	$(33,610)	$3,045,700	$5,555	$3,051,255

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2008	167,846,799	$209,870	$1,934,346	$555,065	$(1,756)	$(78,748)	$2,618,777	$3,279	$2,622,056
Net income	—	—	—	154,126	—	—	154,126	345	154,471
Defined benefit pension and other benefit plan amortization, net of tax of $287	—	—	—	—	—	375	375	—	375
Cash flow hedges, net of tax of $19,785	—	—	—	—	—	(31,075)	(31,075)	—	(31,075)
Unrealized losses on available-for-sale securities, net of tax of $1	—	—	—	—	—	(1)	(1)	—	(1)
Equity contribution to PATH, LLC by the joint venture partner	—	—	—	—	—	—	—	1,390	1,390
Dividends on common stock	—	—	—	(25,252)	—	—	(25,252)	—	(25,252)
Stock-based compensation expense:
Stock units	—	—	267	—	—	—	267	—	267
Non-employee director stock awards	1,198	2	277	(8)	—	—	271	—	271
Stock options	—		2,699	—	—	—	2,699	—	2,699
Performance shares	—		392	—	—	—	392	—	392
Exercise of stock options	612,228	765	7,727	—	—	—	8,492	—	8,492
Settlement of stock units	249,028	311	(8,003)	—	—	—	(7,692)	—	(7,692)
Dividends on stock units	—	—	6	(6)	—	—	—	—	—
Other	—	—	—	—	—	1	1	—	1

Balance at June 30, 2008	168,709,253	$210,948	$1,937,711	$683,925	$(1,756)	$(109,448)	$2,721,380	$5,014	$2,726,394

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(unaudited)

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2008	169,364,394	$211,767	$1,952,440	$731,615	$(1,756)	$(43,318)	$2,850,748	$4,906	$2,855,654
Net income	—	—	—	206,533	—	—	206,533	428	206,961
Defined benefit pension and other benefit plan amortization, net of tax of $1,126	—	—	—	—	—	1,702	1,702	—	1,702
Cash flow hedges, net of tax of $4,868	—	—	—	—	—	8,006	8,006	—	8,006
Distribution on behalf of noncontrolling interest	—	—	—	—	—	—	—	(249)	(249)
Equity contribution to PATH, LLC by the joint venture partner	—	—	—	—	—	—	—	470	470
Dividends on common stock	—	—	—	(50,830)	—	—	(50,830)	—	(50,830)
Stock-based compensation expense:
Stock units	—	—	8	—	—	—	8	—	8
Non-employee director stock awards	15,907	20	438	(18)	—	—	440	—	440
Stock options	—	—	3,979	—	—	—	3,979	—	3,979
Performance shares	—	—	4,110	—	—	—	4,110	—	4,110
Restricted shares	17,850	—	47	—	—	—	47	—	47
Exercise of stock options	84,440	106	1,119	—	—	—	1,225	—	1,225
Dividends on stock units	—	—	2	(2)	—	—	—	—	—
Share-based excess tax benefits	—	—	19,732	—	—	—	19,732	—	19,732

Balance at June 30, 2009	169,482,591	$211,893	$1,981,875	$887,298	$(1,756)	$(33,610)	$3,045,700	$5,555	$3,051,255

(In thousands, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2007	167,223,576	$209,091	$1,924,072	$444,177	$(1,756)	$(40,232)	$2,535,352	$13,241	$2,548,593
Net income	—	—	—	290,251	—	—	290,251	551	290,802
Defined benefit pension and other benefit plan amortization, net of tax of $621	—	—	—	—	—	702	702	—	702
Cash flow hedges, net of tax of $44,171	—	—	—	—	—	(69,917)	(69,917)	—	(69,917)
Unrealized losses on available-for-sale securities, net of tax of $1	—	—	—	—	—	(1)	(1)	—	(1)
Purchase of minority interest in AE Supply	—	—	—	—	—	—	—	(13,238)	(13,238)
Equity contribution to PATH, LLC by the joint venture partner	—	—	—	—	—	—	—	4,460	4,460
Dividends on common stock	—	—	—	(50,413)	—	—	(50,413)	—	(50,413)
Stock-based compensation expense:
Stock units	—	—	609	—	—	—	609	—	609
Non-employee director stock awards	17,465	22	534	(16)	—	—	540	—	540
Stock options	—		4,809	—	—	—	4,809	—	4,809
Performance shares	—		392	—	—	—	392	—	392
Exercise of stock options	1,219,130	1,524	15,224	—	—	—	16,748	—	16,748
Settlement of stock units	249,082	311	(8,003)	—	—	—	(7,692)	—	(7,692)
Dividends on stock units	—	—	74	(74)	—	—	—	—	—

Balance at June 30, 2008	168,709,253	$210,948	$1,937,711	$683,925	$(1,756)	$(109,448)	$2,721,380	$5,014	$2,726,394

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY ENERGY, INC.

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

The Delivery and Services segment primarily consists of Allegheny’s regulated transmission and distribution operations conducted by Monongahela Power Company (“Monongahela”), The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”). The Distribution Companies operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland and Virginia. The Delivery and Services segment also includes the operations of Trans-Allegheny Interstate Line Company (“TrAIL Company”) and Potomac-Appalachian Transmission Highline, LLC (“PATH, LLC”). TrAIL Company was formed in 2006 in connection with the management and financing of transmission expansion projects, including the Trans-Allegheny Interstate Line (“TrAIL”), a 500 kV transmission line to extend from southwestern Pennsylvania through West Virginia and into northern Virginia. PATH, LLC, which is a series limited liability company, was formed in 2007 with a subsidiary of American Electric Power Company, Inc. (“AEP”) to build the Potomac-Appalachian Transmission Highline (“PATH”), a high-voltage transmission line that is proposed to extend across West Virginia and into Maryland.

In May 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia. See Note 3 “Assets Held for Sale” for additional information.

The Generation and Marketing segment primarily consists of Allegheny’s electric generation operations conducted by Allegheny Energy Supply Company, LLC (“AE Supply”) and Monongahela’s regulated generation operations, as well as the operations of Allegheny Generating Company (“AGC”). AGC owns and sells generation capacity to AE Supply and Monongahela, which own approximately 59% and 41% of AGC, respectively.

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

The accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Allegheny’s financial position, results of operations, cash flows and changes in equity for the periods presented therein. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

seasonal variations in revenues, fuel and energy purchases and other factors. The year-end 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation, and the provisions of SFAS 160 have been retrospectively applied as described in Note 2. Allegheny has evaluated subsequent events through the issuance of its Form 10-Q for the quarter ended June 30, 2009 on August 7, 2009.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 168

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will become effective for Allegheny for the period ending September 30, 2009. Allegheny has determined that the adoption of SFAS 168 will not have a material impact on its financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity; to require ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity; and to require enhanced disclosures with more transparent information about an enterprise’s involvement in a variable interest entity. It is possible that the application of SFAS 167 will change Allegheny’s assessment of which entities with which it is involved are variable interest entities and which variable interest entities should be consolidated by Allegheny. SFAS 167 will be effective for Allegheny on January 1, 2010. Allegheny is currently evaluating the potential impact of SFAS 167 on its financial statements.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Allegheny adopted SFAS 165 upon its issuance. Its adoption had no affect on Allegheny’s financial statements.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

FSP FAS No. 157-2

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of derivative contracts and the gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 also requires disclosure of the location of the derivative contracts and their related gains and losses in an entity’s financial statements. Allegheny adopted SFAS 161 effective January 1, 2009, which affected Allegheny’s derivative disclosures but did not impact Allegheny’s results of operations or financial position.

SFAS 160

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (formerly “minority interest”) and for the deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with SFAS No. 141 (revised 2007), “Business Combinations.” Under SFAS 160, non-controlling interests are reported in the consolidated statement of financial position as a separate component within equity, and consolidated net income and consolidated comprehensive income are adjusted to include amounts attributable to the noncontrolling interest. Allegheny adopted SFAS 160 effective January 1, 2009, which affected Allegheny’s financial statement presentation but did not materially affect Allegheny’s results of operations or financial position.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with issued SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. Allegheny adopted FSP FAS 157-4 on April 1, 2009. Its adoption had no impact on Allegheny’s financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures by

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

publicly traded companies about fair value of financial instruments for interim reporting periods consistent with those currently required in annual financial statements. The new pronouncement was effective for Allegheny April 1, 2009 and affected Allegheny’s disclosure but did not impact Allegheny’s results of operations or financial position.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This pronouncement amends SFAS No. 132 to require disclosure of the fair value of categories of plan assets based on the types of assets held in the plan, disclosures about the nature and amounts of concentrations of risk within categories of plan assets, and disclosures about the fair value measurement inputs, similar to SFAS 157. FSP FAS 132(R)-1 will become effective for Allegheny beginning with annual disclosures as of December 31, 2009 and will affect Allegheny’s financial statement disclosure but will not impact Allegheny’s results of operations or financial position.

NOTE 3: ASSETS HELD FOR SALE

On May 4, 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia (“VA Distribution Business”) to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative (the “Buyers”). The agreements are subject to state regulatory approval in Virginia and West Virginia, as well as federal approval and certain third-party consents. Under the terms of the agreements, Potomac Edison will transfer its Virginia distribution assets and certain related liabilities to the Buyers in exchange for cash proceeds of approximately $340 million, subject to adjustment for changes in assets and liabilities through the closing date. The sale is expected to close during late 2009 or early 2010. The VA Distribution Business is a component of the Delivery and Services segment.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For periods after May 4, 2009, assets and liabilities relating to the VA Distribution Business are classified as “held for sale” in Allegheny’s consolidated balance sheets, and depreciation expense on such assets ceased. Assets held for sale and liabilities associated with assets held for sale at June 30, 2009 were as follows:

(In millions)	Amounts
Current Assets:
Accounts receivable	$28.8
Materials and supplies	0.8
Regulatory assets	0.5

Total current assets	30.1
Property, Plant and Equipment:
Distribution property, plant and equipment	340.5
Accumulated depreciation	(91.4)

Property, plant and equipment, net	249.1
Deferred Charges:
Regulatory assets	0.1

Assets held for sale	$279.3

Current Liabilities:
Customer deposits	$4.9
Regulatory liabilities	7.1
Other	0.7

Total current liabilities	12.7
Deferred Credits and Other Liabilities:
Regulatory liabilities	52.9
Other	1.2

Total deferred credits and other liabilities	54.1

Liabilities associated with assets held for sale	$66.8

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 4: REGULATORY ASSETS AND LIABILITIES

Allegheny’s regulated utility operations are subject to utility industry specific accounting provisions. Regulatory assets represent probable future revenues associated with incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process or amounts collected for costs not yet incurred. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets were as follows:

(In millions)	June 30, 2009	December 31, 2008
Regulatory assets, including current portion:
Income taxes (a)(b)	$225.5	$231.3
Pension benefits and postretirement benefits other than pensions (a)(c)	381.9	390.4
Pennsylvania Competitive Transition Charge (“CTC”) reconciliation (d)	38.1	73.6
Unamortized loss on reacquired debt (a)(e)	28.9	31.1
Unrealized loss on decreased fair value of financial transmission rights (f)	4.8	17.8
Deferred ENEC charges (f)	78.5	52.0
Other (g)	57.3	50.3

Subtotal	815.0	846.5
Regulatory liabilities, including current portion:
Net asset removal costs – Virginia (h)	—	50.6
Net asset removal costs – other than Virginia	367.1	356.8
Income taxes	33.5	35.2
SO2 allowances	13.0	13.3
Virginia collections for costs not yet incurred	—	28.3
Fort Martin Scrubber project – environmental control surcharge	33.9	29.1
Maryland rate stabilization and transition plan surcharge	51.7	61.7
Other	20.1	23.1

Subtotal	519.3	598.1

Net regulatory assets	$295.7	$248.4

(a)	Does not earn a return.
(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.
(c)	Amount is being recovered over a period up to 13 years.
(d)	Recorded amount includes an 11% return earned through 2005. No additional return will be earned through the 2010 recovery period.
(e)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.
(f)	Includes amounts that do not earn a return with recovery periods up to two years.
(g)	Includes amounts that do not earn a return with various recovery periods through 2027.
(h)	Net asset removal costs of $52.7 million are included in liabilities associated with assets held for sale at June 30, 2009 in the consolidated balance sheet.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 5: INCOME TAXES

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

The following is a reconciliation of reported income tax expense to income tax expense calculated by applying the federal statutory rate of 35% to income before income taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(In millions, except percent)	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$121.8		$244.3		$356.8		$438.9

Income tax expense calculated at the federal statutory rate of 35%	42.6	35.0	85.5	35.0	124.9	35.0	153.6	35.0
Increases (reductions) resulting from:
Rate-making effects of depreciation differences	1.7	1.4	2.0	0.8	3.5	1.0	3.9	0.9
Plant removal costs	(1.0)	(0.8)	(1.2)	(0.5)	(2.1)	(0.6)	(2.6)	(0.6)
State income tax, net of federal income tax benefit	4.3	3.5	7.2	3.0	12.5	3.5	13.0	3.0
Amortization of deferred investment tax credits	(0.9)	(0.7)	(0.8)	(0.3)	(1.8)	(0.5)	(1.6)	(0.4)
Change in estimated Pennsylvania net operating loss benefits	—	—	(3.0)	(1.2)	9.5	2.7	(3.0)	(0.7)
March 2008 West Virginia state income tax rate change	—	—	—	—	—	—	(6.7)	(1.5)
Changes in tax reserves related to uncertain tax positions and audit settlements	1.5	1.2	2.5	1.0	3.2	0.9	(5.1)	(1.2)
Other, net	0.7	0.5	(2.4)	(1.0)	0.1	—	(3.4)	(0.8)

Income tax expense	$48.9	40.1	$89.8	36.8	$149.8	42.0	$148.1	33.7

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 6: COMMON STOCK AND DEBT

Common Stock

On June 22, 2009 and March 23, 2009, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on June 8, 2009 and March 9, 2009, respectively. On July 9, 2009, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share payable on September 28, 2009 to shareholders of record on September 14, 2009.

Debt

Outstanding debt and scheduled debt repayments at June 30, 2009 were as follows:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
AE Supply:
Medium-Term Notes	$—	$—	$400.0	$650.0	$—	$—	$1,050.0
AE Supply Credit Facility:
Term Loan	—	—	447.0	—	—	—	447.0
Pollution Control Bonds	—	—	—	1.3	—	267.2	268.5
Debentures-AGC	—	—	—	—	—	100.0	100.0

Total AE Supply	—	—	847.0	651.3	—	367.2	1,865.5
Monongahela:
Environmental Control Bonds (a)	5.4	11.1	11.6	12.2	12.8	271.2	324.3
First Mortgage Bonds	—	—	—	—	300.0	340.0	640.0
Medium-Term Notes	—	110.0	—	—	—	—	110.0
Pollution Control Bonds	—	—	—	6.0	7.1	57.2	70.3

Total Monongahela	5.4	121.1	11.6	18.2	319.9	668.4	1,144.6
West Penn:
First Mortgage Bonds	—	—	—	—	—	420.0	420.0
Transition Bonds (a)	39.3	16.0	—	—	—	—	55.3
Medium-Term Notes	—	—	—	80.0	—	—	80.0

Total West Penn	39.3	16.0	—	80.0	—	420.0	555.3
Potomac Edison:
First Mortgage Bonds	—	—	—	—	—	420.0	420.0
Environmental Control Bonds (a)	1.9	3.7	3.9	4.1	4.3	90.5	108.4

Total Potomac Edison	1.9	3.7	3.9	4.1	4.3	510.5	528.4
TrAIL Company:
Term Loan	—	—	—	—	—	230.0	230.0
Revolving Loan	—	—	—	—	—	20.0	20.0

Total TrAIL	—	—	—	—	—	250.0	250.0
Unamortized debt discounts	(0.8)	(1.5)	(1.2)	(0.7)	(0.6)	(1.4)	(6.2)
Eliminations (b)	—	—	—	(1.3)	—	(13.1)	(14.4)

Total consolidated debt	$45.8	$139.3	$861.3	$751.6	$323.6	$2,201.6	$4,323.2

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.
(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

2009 Debt Activity

Borrowings and principal repayments on debt during the six months ended June 30, 2009 were as follows:

(In millions)	Issuances	Repayments
AE Supply:
AE Supply Credit Facility:
Revolving Loan	$120.0	$120.0
TrAIL Company:
TrAIL Company Credit Facility:
Term Loan	160.0	—
West Penn:
Transition Bonds	—	40.5
Monongahela:
Environmental Control Bonds	—	5.1
Potomac Edison:
Environmental Control Bonds	—	1.7

Consolidated Total	$280.0	$167.3

In July 2009, the Pennsylvania Economic Development Financing Authority issued $235 million of 7.0% tax-exempt bonds that mature in 2039 and loaned the proceeds therefrom to AE Supply to finance a portion of the cost of constructing and installing flue gas desulfurization equipment (“Scrubbers”) at AE Supply’s Hatfield’s Ferry generation facility.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables summarize results of operations for Allegheny’s two reportable segments. The information for the Delivery and Services segment includes the operations of the Virginia distribution business. See Note 3, “Assets Held for Sale,” for additional information.

	Three Months Ended June 30, 2009
	Generation and Marketing				Delivery and Services	Eliminations	Total
(In millions)	Unregulated	Regulated	Eliminations	Total
External operating revenues				$75.3	$739.4	$—	$814.7
Internal operating revenues				419.2	1.9	(421.1)	—

Total operating revenues	$374.2	$127.0	$(6.7)	$494.5	$741.3	$(421.1)	$814.7
Fuel	$153.6	$63.2	$—	$216.8	$—	$—	$216.8
Purchased power and transmission	$8.8	$28.8	$(6.7)	$30.9	$500.5	$(419.2)	$112.2
Deferred energy costs, net	$—	$(10.7)	$—	$(10.7)	$3.1	$—	$(7.6)
Operations and maintenance	$88.9	$22.7	$0.1	$111.7	$90.7	$(1.9)	$200.5
Depreciation and amortization	$23.9	$5.2	$(0.4)	$28.7	$38.5	$—	$67.2
Taxes other than income taxes	$8.5	$2.3	$—	$10.8	$35.7	$—	$46.5
Operating income	$90.5	$15.5	0.3	$106.3	$72.8	$—	$179.1
Other income (expense), net	$0.3	$3.0	$(2.7)	$0.6	$1.2	$—	$1.8
Interest expense	$20.0	$12.8	$—	$32.8	$26.3	$—	$59.1
Income tax expense	$26.8	$2.4	$(0.1)	$29.1	$19.8	$—	$48.9
Net income	$44.0	$3.3	$(2.3)	$45.0	$27.9	$—	$72.9
Net income attributable to Allegheny Energy, Inc.	$41.7	$3.3	$—	$45.0	$27.6	$—	$72.6

	Three Months Ended June 30, 2008
	Generation and Marketing				Delivery and Services	Eliminations	Total
(In millions)	Unregulated	Regulated	Eliminations	Total
External operating revenues				$283.2	$670.3	$—	$953.5
Internal operating revenues				401.3	2.0	(403.3)	—

Total operating revenues	$549.5	$146.0	$(11.0)	$684.5	$672.3	$(403.3)	$953.5
Fuel	$174.1	$71.2	$—	$245.3	$—	$—	$245.3
Purchased power and transmission	$4.9	$30.5	$(11.0)	$24.4	$474.1	$(401.3)	$97.2
Deferred energy costs, net	$—	$(2.1)	$—	$(2.1)	$3.3	$—	$1.2
Operations and maintenance	$69.8	$30.2	$0.1	$100.1	$91.8	$(2.0)	$189.9
Depreciation and amortization	$23.7	$4.9	$(0.5)	$28.1	$40.7	$—	$68.8
Taxes other than income taxes	$12.0	$6.5	$—	$18.5	$34.3	$—	$52.8
Operating income	$265.0	$4.8	$0.4	$270.2	$28.1	$—	$298.3
Other income (expense), net	$1.4	$3.4	$(2.9)	$1.9	$3.6	$(0.8)	$4.7
Interest expense	$25.9	$9.7	$—	$35.6	$23.9	$(0.8)	$58.7
Income tax expense (benefit)	$87.8	$(0.8)	$(0.1)	$86.9	$2.9	$—	$89.8
Net income (loss)	$152.7	$(0.7)	$(2.4)	$149.6	$4.9	$—	$154.5
Net income (loss) attributable to Allegheny Energy, Inc.	$150.3	$(0.7)	$—	$149.6	$4.5	$—	$154.1

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six Months Ended June 30, 2009
	Generation and Marketing				Delivery and Services	Eliminations	Total
(In millions)	Unregulated	Regulated	Eliminations	Total
External operating revenues				$141.6	$1,630.3	$—	$1,771.9
Internal operating revenues				939.9	3.7	(943.6)	—

Total operating revenues	$829.8	$266.9	$(15.2)	$1,081.5	$1,634.0	$(943.6)	$1,771.9
Fuel	$338.9	$136.8	$—	$475.7	$—	$—	$475.7
Purchased power and transmission	$18.2	$57.0	$(15.2)	$60.0	$1,126.0	$(939.9)	$246.1
Deferred energy costs, net	$—	$(23.7)	$—	$(23.7)	$(0.9)	$—	$(24.6)
Operations and maintenance	$151.2	$42.2	$0.3	$193.7	$177.8	$(3.7)	$367.8
Depreciation and amortization	$47.7	$10.5	$(0.9)	$57.3	$78.4	$—	$135.7
Taxes other than income taxes	$21.3	$7.3	$—	$28.6	$73.7	$—	$102.3
Operating income	$252.5	$36.8	0.6	$289.9	$179.0	$—	$468.9
Other income (expense), net	$1.0	$6.1	$(5.5)	$1.6	$2.6	$—	$4.2
Interest expense	$37.9	$25.7	$—	$63.6	$52.7	$—	$116.3
Income tax expense	$89.6	$5.9	$(0.3)	$95.2	$54.6	$—	$149.8
Net income	$126.0	$11.3	$(4.6)	$132.7	$74.3	$—	$207.0
Net income attributable to Allegheny Energy, Inc.	$121.4	$11.3	$—	$132.7	$73.8	$—	$206.5

	Six Months Ended June 30, 2008
	Generation and Marketing				Delivery and Services	Eliminations	Total
(In millions)	Unregulated	Regulated	Eliminations	Total
External operating revenues				$385.9	$1,442.7	$—	$1,828.6
Internal operating revenues				866.9	4.1	(871.0)	—

Total operating revenues	$992.1	$283.1	$(22.4)	$1,252.8	$1,446.8	$(871.0)	$1,828.6
Fuel	$354.9	$140.2	$—	$495.1	$—	$—	$495.1
Purchased power and transmission	$14.4	$59.9	$(22.4)	$51.9	$1,009.6	$(866.9)	$194.6
Deferred energy costs, net	$—	$(15.7)	$—	$(15.7)	$6.4	$—	$(9.3)
Operations and maintenance	$119.7	$59.1	$0.2	$179.0	$183.7	$(4.1)	$358.6
Depreciation and amortization	$47.0	$9.7	$(1.0)	$55.7	$83.4	$—	$139.1
Taxes other than income taxes	$22.4	$12.5	$—	$34.9	$70.4	$—	$105.3
Operating income	$433.7	$17.4	$0.8	$451.9	$93.3	$—	$545.2
Other income (expense), net	$5.1	$6.9	$(5.9)	$6.1	$7.0	$(2.2)	$10.9
Interest expense	$54.2	$19.4	$(0.1)	$73.5	$45.8	$(2.2)	$117.1
Income tax expense	$132.0	$0.6	$(0.2)	$132.4	$15.7	$—	$148.1
Net income	$252.6	$4.3	$(4.8)	$252.1	$38.8	$—	$290.9
Net income attributable to Allegheny Energy, Inc.	$247.8	$4.3	$—	$252.1	$38.2	$—	$290.3

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 8: FAIR VALUE MEASUREMENTS, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009 consisted of the following:

(In millions)	Assets	Liabilities
Cash equivalents (a)	$229.3	$—
Derivative instruments (b):
Current	368.3	(14.9)
Non-current	13.4	(10.6)

Total recurring fair value measurements	$611.0	$(25.5)

(a)	Cash equivalents represent amounts invested in money market mutual funds and are valued using Level 1 inputs.
(b)	Before netting of cash collateral and financial transmission right (“FTR”) obligation.

The following table disaggregates the net fair values of derivative assets and liabilities, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy. This table excludes derivatives that have been designated as normal purchases or normal sales.

	June 30, 2009			December 31, 2008
(In millions)	Derivative Assets	Derivative Liabilities	Net Derivative Assets	Derivative Assets	Derivative Liabilities	Net Derivative Assets
Level 1	$29.0	$(1.8)	$27.2	$10.5	$—	$10.5
Level 2	102.2	(23.7)	78.5	112.4	(34.3)	78.1
Level 3	250.5	—	250.5	189.8	—	189.8

Total	$381.7	$(25.5)	$356.2	$312.7	$(34.3)	$278.4

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

The following table shows the expected settlement year for derivative assets and liabilities outstanding before netting of cash collateral and FTR obligation at June 30, 2009:

(In millions)	2009	2010	2011	2012	Total
Level 1	$(0.2)	$30.0	$(1.1)	$(1.5)	$27.2
Level 2	94.3	(12.3)	(3.0)	(0.5)	78.5
Level 3	135.0	115.5	—	—	250.5

Net derivative assets (liabilities)	$229.1	$133.2	$(4.1)	$(2.0)	$356.2

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables provide a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value (Level 3):

	Three Months Ended June 30,
(In millions)	2009	2008
Balance at April 1	$55.5	$51.4
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	(64.2)	276.8
Included in regulatory assets or liabilities	(32.4)	134.4
Purchases, issuances and settlements	291.6	495.8
Transfers in / out of Level 3	—	—

Balance at June 30	$250.5	$958.4

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at June 30	$(9.3)	$201.0

	Six Months Ended June 30,
(In millions)	2009	2008
Balance at January 1	$189.8	$150.0
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	(102.2)	315.1
Included in regulatory assets or liabilities	(50.8)	152.7
Purchases, issuances and settlements	213.7	340.6
Transfers in / out of Level 3	—	—

Balance at June 30	$250.5	$958.4

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at June 30	$(9.3)	$201.0

The following table shows the volume of derivative contracts held by Allegheny at June 30, 2009 and their respective contract expiration dates, excluding contracts designated as normal purchase or normal sale:

(In millions)	2009	2010	2011	2012	Total
Forward sales of electricity (MWh):
Designated as cash flow hedges	2.2	—	—	—	2.2
Not designated as cash flow hedges	1.6	—	—	—	1.6
Forward purchases of electricity (MWh):
Designated as cash flow hedges	0.6	0.2	0.1	0.6	1.5
Not designated as cash flow hedges	1.7	0.1	—	0.1	1.9
FTRs (MWh)	31.8	26.0	—	—	57.8
Coal purchase contracts — PRB (tons)	1.0	—	—	—	1.0
Gas contracts — Kern River (decatherms):
Forward sales of gas	13.8	16.5	—	—	30.3
Forward purchases of gas	14.4	17.2	—	—	31.6
Interest rate swaps (notional dollars):
Interest rate swap agreements (fixed rate to floating rate)	$—	$143.0	$200.0	—	$343.0
Interest rate swap agreements (floating rate to fixed rate)	$—	$143.0	$200.0	—	$343.0

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At June 30, 2009, Allegheny held derivative contracts for the sale or purchase of power that were entered into to hedge the variable price risk related to forecasted sales and purchases of power and were designated as cash flow hedging instruments for accounting purposes. Changes in the fair value of these hedging instruments representing the effective portion of the hedge are reported in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction is settled and impacts earnings. Allegheny also held derivative contracts at June 30, 2009 that were not designated as part of a cash flow hedge relationship or as normal purchase normal sale. Changes in the fair value of these contracts are reported in revenues on a mark-to-market basis. These derivatives include contracts for the forward purchase and sale of gas that settle in 2009 and 2010 and that were entered into to hedge a portion of the value of a capacity contract related to the Kern River Pipeline but do not qualify for cash flow hedge accounting. Interest rate swaps are comprised of three interest rate swap agreements entered into during 2003 with an aggregate notional value of $343 million to substantially offset three existing interest rate swaps with the same counterparty. The 2003 agreements effectively locked in a net liability and substantially eliminated future income volatility from the interest rate swap positions.

Allegheny also holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with Allegheny’s load obligations. These future obligations being hedged are not reflected on Allegheny’s Consolidated Balance Sheets, and the FTRs are not designated for cash flow hedge accounting. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. Allegheny acquires its FTRs in an annual auction through a self-scheduling process involving the use of auction revenue rights (“ARRs”) allocated to members of PJM that have load serving obligations. Allegheny initially records FTRs and an FTR obligation payable to PJM at the annual FTR auction price, and subsequently adjusts the carrying value of remaining FTRs to their estimated fair value at the end of each accounting period prior to settlement. Changes in the fair value of FTRs held by Allegheny’s unregulated subsidiaries are included in operating revenues as unrealized gains or losses. Unrealized gains or losses on FTRs held by Allegheny’s regulated subsidiaries are recorded as regulatory assets or liabilities.

Derivative contracts that have been designated as normal purchases or normal sales are not subject to mark-to-market accounting treatment, and their effects are included in earnings at the time of contract performance.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The recorded fair values of derivatives at June 30, 2009 were as follows:

	Power Contracts		Gas Contracts -Kern River	Coal Purchase Contracts - PRB	Interest Rate Swaps	FTRs	Gross Derivatives	Netting	Net Derivatives	FTR Obligation (a)	Collateral	Balance Sheet Derivatives
(In millions)	Sales	Purchases
Derivatives designated as hedging instruments:
Derivative assets:
Current	$82.1	$—	$—	$—	$—	$—	$82.1	$(17.0)	$65.1	$—	$—	$65.1
Long-term	—	—	—	—	—	—	—	(1.2)	(1.2)	—	—	(1.2)

Total derivative assets	82.1	—	—	—	—	—	82.1	(18.2)	63.9	—	—	63.9
Derivative liabilities:
Current	—	(16.7)	—	—	—	—	(16.7)	14.7	(2.0)	—	—	(2.0)
Long-term	—	(5.2)	—	—	—	—	(5.2)	(0.3)	(5.5)	—	1.4	(4.1)

Total derivative liabilities	—	(21.9)	—	—	—	—	(21.9)	14.4	(7.5)	—	1.4	(6.1)

Total designated	82.1	(21.9)	—	—	—	—	60.2	(3.8)	56.4	—	1.4	57.8

Derivatives not designated as hedging instruments:
Derivative assets:
Current	47.0	—	36.9	7.7	—	250.5	342.1	(38.9)	303.2	(250.5)	(9.4)	43.3
Long-term	—	—	16.5	—	—	—	16.5	(1.9)	14.6	—	(7.7)	6.9

Total derivative assets	47.0	—	53.4	7.7	—	250.5	358.6	(40.8)	317.8	(250.5)	(17.1)	50.2
Derivative liabilities:
Current	(1.5)	(41.5)	(5.0)	—	(6.1)	—	(54.1)	41.2	(12.9)	—	0.4	(12.5)
Long-term	—	(1.6)	(1.9)	—	(5.0)	—	(8.5)	3.4	(5.1)	—	—	(5.1)

Total derivative liabilities	(1.5)	(43.1)	(6.9)	—	(11.1)	—	(62.6)	44.6	(18.0)	—	0.4	(17.6)

Total not designated	45.5	(43.1)	46.5	7.7	(11.1)	250.5	296.0	3.8	299.8	(250.5)	(16.7)	32.6

Total derivatives	$127.6	$(65.0)	$46.5	$7.7	$(11.1)	$250.5	$356.2	$—	$356.2	$(250.5)	$(15.3)	$90.4

(a)	The FTR obligation at June 30, 2009 was $284.9 million and is payable to PJM in approximately equal weekly amounts beginning June 1, 2009 through the PJM planning year ending May 31, 2010. Prior to June 1, 2009, FTR obligations were payable to PJM in monthly installments. Of this obligation, $250.5 million has been netted against the FTR derivative asset balance and the remaining $34.4 million is included in non-derivative current liabilities on the consolidated balance sheet.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides details on the changes in accumulated other comprehensive income (“OCI”) relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months Ended June 30,
(In millions)	2009	2008
Accumulated OCI derivative gain (loss) at April 1 (before tax effect of $31.1 million and $27.2 million, respectively)	$80.2	$(70.2)
Effective portion of changes in fair value (before tax effect of $3.5 million and $25.2 million, respectively)	9.2	(65.0)
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $12 million and $5.5 million, respectively)	(30.7)	14.1

Accumulated OCI derivative gain (loss) at June 30 (before tax effect of $22.7 million and $46.9 million, respectively)	$58.7	$(121.1)

	Six Months Ended June 30,
(In millions)	2009	2008
Accumulated OCI derivative gain (loss) at January 1 (before tax effect of $17.8 million and $2.8 million, respectively)	$45.8	$(7.0)
Effective portion of changes in fair value (before tax effect of $16.7 million and $52.4 million, respectively)	43.4	(135.0)
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $12.0 million and $8.1 million, respectively)	(30.5)	20.9

Accumulated OCI derivative gain (loss) at June 30 (before tax effect of $22.7 million and $46.9 million, respectively)	$58.7	$(121.1)

Derivative gains included in accumulated OCI in the amount of $65.5 million, before tax, are expected to be reclassified to earnings over the next twelve months.

The following table shows the location and amounts of gains (losses) on derivatives designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Gain (loss) recognized in OCI (effective portion)	$9.2	$(65.0)	$43.4	$(135.0)

Gains (losses) reclassified from accumulated OCI into operating revenues (effective portion)	$30.7	$(14.1)	$30.5	$(20.9)

Gain or (loss) recognized in operating revenues (ineffective portion)	$1.4	$(14.0)	$(1.7)	$(17.0)

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Unrealized gains (losses) on derivative instruments not designated or qualifying as cash flow hedge instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Recorded in operating revenues:
Interest rate swaps	$(0.1)	$0.1	$3.0	$2.6
Mark-to-market power contracts	(0.9)	(26.7)	(7.3)	(29.3)
Gas contracts – Kern River	(2.4)	(13.1)	18.0	(13.1)
FTRs	6.3	196.6	27.5	201.0
Recorded in fuel expense:
Coal purchase contracts – PRB	(1.8)	10.4	(3.9)	10.4
Recorded in regulatory liabilities (assets):
FTRs	2.7	95.7	13.0	97.8
Coal purchase contracts – PRB	(2.0)	8.6	(3.9)	8.6

Total	$1.8	$271.6	$46.4	$278.0

Credit Related Contingent Features

Certain of Allegheny’s derivative contracts contain collateral posting requirements tied to its credit ratings that would require posting of additional collateral in the event of a credit rating downgrade. The aggregate fair value of derivative contracts that were in a liability position, disregarding any contractual netting arrangements, at June 30, 2009 was $27.3 million, for which Allegheny had posted collateral of $4.9 million. A one level downgrade in AE Supply’s senior unsecured credit rating at June 30, 2009 would have required the posting of $9.2 million in additional collateral, and a downgrade to below Standard & Poor’s BB- or Moody’s Ba3 would have required the posting of $12.4 million in additional collateral for such derivative contracts in a liability position.

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

Allegheny’s wholesale credit risk is the replacement cost for outstanding contracts and amounts owed to or due from counterparties for completed transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses in circumstances in which Allegheny has a legally enforceable right of setoff. Allegheny and its subsidiaries have credit policies to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements. These agreements include credit mitigation provisions, such as margin, prepayment or other form of collateral acceptable to the counterparty. Allegheny may request additional credit assurance in the event that a counterparty’s credit ratings fall below investment grade or its exposures exceed an established credit limit.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A portion of Allegheny’s total wholesale credit risk is related to derivatives that are recorded as assets on its consolidated balance sheets, as well as amounts owed by wholesale counterparties for transactions that have closed but have not yet settled. The following table highlights the credit ratings and exposures related to such items at June 30, 2009:

(Dollar amounts in millions)	Total Exposure Before Collateral	Collateral (a)	Total Exposure	Number of Counterparties with Greater than 10% of Net Exposure	Net Exposure of Counterparties with Greater Than 10% of Net Exposure
Rating:
Investment grade	$150.2	$27.9	$178.1	5	77.8%
Non-investment grade	2.2	5.9	8.1	—	—
Not rated	4.6	—	4.6	—	—

Total	$157.0	$33.8	$190.8	5	77.8%

(a)	Includes collateral held by third parties that is unaffected by market sensitivities.

NOTE 9: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in operations and maintenance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Stock options	$2.3	$2.7	$4.0	$4.8
Performance shares	2.5	0.4	4.1	0.4
Stock units	0.0	0.3	0.1	0.6
Non-employee director shares	0.2	0.3	0.4	0.5

Total stock-based compensation expense	5.0	3.7	8.6	6.3
Income tax benefit	2.0	1.5	3.5	2.6

Total stock-based compensation expense, net of tax	$3.0	$2.2	$5.1	$3.7

Stock-based compensation expense is based on awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. No stock-based compensation cost was capitalized during the six months ended June 30, 2009 and 2008.

Stock Options

Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant under the Black-Scholes option-pricing model using the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Annual risk-free interest rate	3.46%	3.51%	2.86%	3.14%
Expected term of the option	6 years	5.95 years	6 years	5.99 years
Expected annual dividend yield	2.30%	1.15%	2.53%	1.11%
Expected stock price volatility	35.0%	25.8%	36.4%	27.4%
Grant date fair value per stock option	$8.08	$14.57	$7.14	$15.49

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The annual risk-free interest rate is based on the United States Treasury yield curve at the date of the grant for a period equal to the expected term of the options granted. The expected term of the stock option grants for the three and six months ended June 30, 2009 and 2008, was calculated in accordance with Staff Accounting Bulletin 107, using the “simplified” method. AE continues to use the simplified method for its calculation of expected term due to its lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and because AE has granted stock options in prior years with varying vesting terms, which also makes it difficult to evaluate historical exercise data. The expected annual dividend yield assumption was based on AE’s current dividend rate at the time of each grant. For stock options granted during the three and six months ended June 30, 2009 and 2008, the expected stock price volatility was based on both historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on AE’s common stock.

Stock option activity during the three and six months ended June 30, 2009 was as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2009	3,039,325	$26.98
Granted (fair value at date of grant of $0.1 million)	17,953	$26.10
Exercised (a)	(80,840)	$14.54
Forfeited	(3,025)	$32.40

Outstanding at June 30, 2009	2,973,413	$27.31	$13.2	(b)

Exercisable at June 30, 2009	1,240,957	$23.30	$10.2	(b)

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	1,870,509	$29.08
Granted (fair value at date of grant of $8.6 million)	1,204,965	$23.68
Exercised (a)	(84,440)	$14.49
Forfeited	(17,621)	$28.07

Outstanding at June 30, 2009	2,973,413	$27.31	$13.2	(b)

Exercisable at June 30, 2009	1,240,957	$23.30	$10.2	(b)

(a)	Proceeds to AE from option exercises were $1.2 million for the three and six months ended June 30, 2009. Allegheny issued new shares of its common stock to satisfy these stock option exercises.
(b)	Represents the total pre-tax intrinsic value based on the difference between the exercise price of stock options that have an exercise price lower than AE’s closing stock price of $25.65 on June 30, 2009.

As of June 30, 2009, Allegheny had approximately $11.6 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Through December 31, 2008, Allegheny had not recorded approximately $65.2 million in excess tax benefits related to share-based awards because of its federal income tax net operating loss carryforward position.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Allegheny estimates that the recorded net operating loss deferred tax assets relating to items other than share-based awards will be fully utilized during 2009. Accordingly, Allegheny expects to realize a benefit from the share-based excess tax benefits during 2009 and recorded a benefit of approximately $20 million as a credit to other paid-in capital during the six months ended June 30, 2009. The remaining unrecognized excess tax benefits from share-based awards were approximately $45.2 million at June 30, 2009.

Performance Shares

AE has granted equity-based performance shares to key employees pursuant to which award recipients may earn shares of AE common stock based on AE’s Total Shareholder Return (“TSR”) and AE’s performance with respect to its Annual Incentive Plan (“AIP”) goals.

For performance shares linked to TSR, the TSR of AE’s common stock is compared to the TSR of the companies in the Dow Jones U.S. Electric Utilities Index over the three-year performance period. Based upon AE’s percentile rank within the peer group, shares earned will range from 0% to 250% of each participant’s target award. The grant date fair value will be recognized as compensation expense over the requisite service period on a straight-line basis for awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. Activity in target performance shares linked to TSR for the three and six months ended June 30, 2009 was as follows:

Number of Shares
Performance shares outstanding at March 31, 2009	244,842
Granted (grant date fair value of $0.1 million)	2,355
Forfeited	(455)

Performance shares outstanding at June 30, 2009	246,742

Number of Shares
Performance shares outstanding at December 31, 2008	75,555
Granted (grant date fair value of $4.6 million)	172,075
Forfeited	(888)

Performance shares outstanding at June 30, 2009	246,742

As of June 30, 2009, there was approximately $4.9 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to TSR, which is expected to be recognized over a weighted average period of approximately 1.7 years.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For performance shares linked to AE’s AIP goals, the number of AE common shares to be earned and distributed will be based on AE’s performance compared to annual performance targets for a three-year period. The annual performance targets are established at the beginning of each individual year. Compensation expense is recognized over the remaining portion of the three-year performance period as if the awards were separate annual awards, using an estimated annual forfeiture rate of 5%. The percentage of target shares earned will range from 0% to 200%. Activity in target performance shares linked to the AIP for the three and six months ended June 30, 2009 was as follows:

Number of Shares
Performance shares outstanding at March 31, 2009	245,124
Granted	2,355
Forfeited	(457)

Performance shares outstanding at June 30, 2009	247,022

Number of Shares
Performance shares outstanding at December 31, 2008	75,693
Granted	172,220
Forfeited	(891)

Performance shares outstanding at June 30, 2009	247,022

As of June 30, 2009, there was approximately $2.7 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to the AIP relating to performance goals, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Stock Units

Stock unit activity for the three and six months ended June 30, 2009 was as follows:

	Number of Stock Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a) (in millions)
Outstanding at March 31, 2009	5,118	$15.25	$0.1
Dividend on unvested units	29	$26.07

Outstanding at June 30, 2009	5,147	$15.31	$0.1

	Number of Stock Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a) (in millions)
Outstanding at December 31, 2008	5,087	$15.19	$0.2
Dividend on unvested units	60	$25.47

Outstanding at June 30, 2009	5,147	$15.31	$0.1

(a)	Represents the total pre-tax intrinsic value based on stock units outstanding multiplied by AE’s closing stock price on each respective date.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

No stock units were vested and convertible into shares of AE common stock at June 30, 2009. No stock units were converted to shares of AE common stock during the six months ended June 30, 2009.

Non-Employee Director Shares

Non-employee director share activity for the three and six months ended June 30, 2009 was as follows:

Number of Shares
Shares earned but not issued at March 31, 2009	67,396
Granted	9,000
Issued	(3,000)
Dividends on earned but not issued shares	385

Shares earned but not issued at June 30, 2009	73,781

Number of Shares
Shares earned but not issued at December 31, 2008	71,221
Granted	18,000
Issued	(16,201)
Dividends on earned but not issued shares	761

Shares earned but not issued at June 30, 2009	73,781

Restricted Shares

In the first quarter of 2009, AE granted 17,850 restricted shares with an aggregate fair value of $0.4 million and a three-year vesting period.

As of June 30, 2009, Allegheny had approximately $0.4 million of unrecognized compensation cost related to non-vested restricted shares, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of the net periodic cost for pension benefits for employees and covered dependents by Allegheny were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$5.6	$5.3	$11.1	$10.6
Interest cost	17.7	17.1	35.5	34.2
Expected return on plan assets	(18.5)	(19.2)	(37.1)	(38.4)
Amortization of unrecognized transition obligation	0.1	0.1	0.2	0.2
Amortization of prior service cost	0.8	0.8	1.6	1.6
Recognized actuarial loss	2.8	1.8	5.6	3.6

Net periodic cost	$8.5	$5.9	$16.9	$11.8

The components of the net periodic cost for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

	Postretirement Benefits Other than Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$1.1	$1.1	$2.2	$2.2
Interest cost	4.3	4.3	8.5	8.6
Expected return on plan assets	(1.3)	(1.8)	(2.6)	(3.6)
Amortization of unrecognized transition obligation	1.4	1.4	2.8	2.8
Recognized actuarial loss	0.5	0.2	1.0	0.3

Net periodic cost	$6.0	$5.2	$11.9	$10.3

For the three months ended June 30, 2009 and 2008, Allegheny capitalized $4.4 million and $3.3 million, respectively, and for the six months ended June 30, 2009 and 2008, Allegheny capitalized $8.7 million and $6.3 million, respectively, of the above net periodic cost amounts to “Construction work in progress,” a component of “Property, plant and equipment, net.”

Contributions

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may include additional discretionary contributions to increase the funded level of the plan. During the first six months of 2009, Allegheny made no contributions to its qualified pension plan. The amount of future contributions to the plan will depend on the funded status of the plan, asset performance and other factors. Allegheny has not yet determined the amount of future contributions, but may contribute up to $100 million to its pension plan in 2009. Allegheny made approximately $4 million in contributions to its postretirement benefits other than pension plans and currently anticipates that it will contribute an additional $6 million to $8 million during the second half of 2009 to fund postretirement benefits other than pensions.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Allegheny made Employee Stock Ownership and Savings Plan matching contributions in cash in the amount of $1.9 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $4.5 million for each of the six months ended June 30, 2009 and 2008. These contributions, less amounts capitalized in “Construction work in progress,” were expensed. The capitalized portions of these costs were $0.7 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2009 and December 31, 2008, the carrying amounts of accounts receivable, accounts payable, accrued liabilities and short-term debt are representative of fair value because of their short-term nature. The carrying amounts and estimated fair values of long-term debt, including long-term debt due within one year, were as follows:

	June 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,323.2	$4,371.4	$4,209.8	$3,951.7

The fair value of long-term debt was estimated based on actual market prices or market prices of similar debt issues.

NOTE 12: COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net income	72.9	$154.5	$207.0	$290.9
Other comprehensive income, net of tax:
Cash flow hedges, net of tax of $8.3, $19.8, $4.9 and $44.3, respectively	(13.1)	(31.1)	8.0	(69.9)
Defined benefit pension and other benefit plan amortization, net of tax of $0.6, $0.3, $1.1 and $0.6, respectively	0.9	0.4	1.7	0.7

Comprehensive income	60.7	123.8	216.7	221.7
Less comprehensive income attributable to noncontrolling interest	(0.3)	(0.4)	(0.4)	(0.6)

Comprehensive income attributable to Allegheny Energy, Inc.	$60.4	$123.4	$216.3	$221.1

The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

(In millions)	June 30, 2009	December 31, 2008
Cash flow hedges, net of tax of $22.7 million and $17.8 million, respectively	$36.1	$28.1
Net unrecognized pension and other benefit plan costs, net of tax of $(47.6) million and $(48.7) million, respectively	(69.7)	(71.4)

Total	$(33.6)	$(43.3)

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 13: EARNINGS PER SHARE

The reconciliation of the basic and diluted earnings per common share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share and per share amounts)	2009	2008	2009	2008
Basic Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$72.6	$154.1	$206.5	$290.3

Denominator:
Weighted average common shares outstanding	169,505,918	168,236,148	169,472,787	167,898,112

Basic earnings per share attributable to Allegheny Energy, Inc.	$0.43	$0.92	$1.22	$1.73

Diluted Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$72.6	$154.1	$206.5	$290.3

Denominator:
Weighted average common shares outstanding	169,505,918	168,236,148	169,472,787	167,898,112
Effect of dilutive securities:
Stock options (a)	378,173	1,452,555	392,938	1,673,955
Stock units	4,255	349,754	4,262	395,974
Non-employee stock awards	—	54,470	—	53,182
Performance shares	19,558	13,271	18,378	6,635

Total shares	169,907,904	170,106,198	169,888,365	170,027,858

Diluted earnings per share attributable to Allegheny Energy, Inc.	$0.43	$0.91	$1.22	$1.71

(a)	The dilutive share calculations exclude 1,999,148 shares and 570,877 shares for the three months ended June 30, 2009 and 2008, respectively, and 1,621,827 shares and 418,160 shares for the six months ended June 30, 2009 and 2008, respectively, relating to stock options because the inclusion of these amounts would have been antidilutive under the treasury stock method.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 14: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Equity component of AFUDC	$1.2	$0.7	$2.4	$1.4
Interest and dividend income	0.4	1.3	1.3	4.0
Cash received from a former trading executive’s forfeited assets	—	—	—	1.6
Other	0.2	2.7	0.5	3.9

Total	$1.8	$4.7	$4.2	$10.9

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

Environmental Matters and Litigation

The operations of Allegheny’s owned facilities, including its generation facilities, are subject to various federal, state and local laws, rules and regulations as to air and water quality, hazardous and solid waste disposal and other environmental matters, some of which may be uncertain. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities.

Global Climate Change. The United States relies on coal-fired power plants for more than 50 percent of its energy. However, coal-fired power plants have come under scrutiny due to their emission of gases implicated in climate change, primarily carbon dioxide, or “CO2.”

Allegheny produces approximately 95 percent of its electricity at coal-fired facilities and currently produces approximately 45 million tons of CO2 annually through its energy production. While there are many unknowns concerning the final regulation of greenhouse gases in the United States, federal and/or state legislation and implementing regulations addressing climate change likely will be adopted some time in the future, and may include limits on emissions of CO2. Thus, CO2 legislation and regulation, if not reasonably designed, could have a significant impact on Allegheny’s operations. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act. The U.S. Senate has not yet completed its mark-up of the bill. Allegheny can provide no assurance that limits on CO2 emissions, if imposed, will be set at levels that can accommodate its generation facilities absent the installation of controls.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Pennsylvania Department of Environmental Protection (the “PA DEP”) promulgated a more aggressive mercury control rule on February 17, 2007. Pennsylvania’s proposed shortened compliance schedule and more aggressive emissions limits might result in the installation of additional emission controls at any of Allegheny’s three Pennsylvania coal-fired facilities or in a change in fuel specifications. Controls might include additional Scrubbers, activated carbon injection, selective catalytic reduction or other currently emerging technologies. On September 15, 2008, PPL Corporation filed a challenge to the PA DEP’s mercury rule in Pennsylvania Commonwealth Court. The Commonwealth Court overturned the Pennsylvania mercury rule on January 30, 2009. However, the PA DEP has filed an appeal with the Pennsylvania Supreme Court. In addition, regardless of the ultimate disposition of the case, the PA DEP may adopt new, possibly more aggressive mercury control rules. Allegheny is continuing to monitor the PA DEP’s actions in this regard.

Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emissions. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, provided that PJM declares the station vital to reliability in the Baltimore/Washington DC metropolitan area. In response to Allegheny’s request and after conducting a reliability evaluation, PJM, by letter dated November 8, 2006, determined that R. Paul Smith is vital to the regional reliability of power flow. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) has passed, on an emergency basis and effective April 11, 2009, specific regulations for R. Paul Smith to comply with alternate NOx and SO2 limits. MDE still expects R. Paul Smith to meet the Healthy Air Act mercury reductions of 80% beginning 2010. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008, and Allegheny is participating in RGGI auctions. Allegheny is continuing to monitor and assess the reach and affect of these regulations on its Maryland operations.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On April 1, 2009, the U.S. Supreme Court reversed the appeals court decision and upheld EPA’s authority to use cost/benefit analysis. Allegheny is reviewing that decision to determine how it affects stations that are covered by the rules and how those rules might be administered by the EPA.

Monongahela River Water Quality. In late 2008, the PA DEP imposed water quality criteria for certain effluents, including total dissolved solid and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at the Hatfield’s Ferry generation facility. These criteria are reflected in the current PA DEP water discharge permit for that project. AE Supply has appealed the PA DEP’s permitting decision, which could require it to incur significant costs or negatively impact its ability to operate the Scrubbers. The permit has been independently appealed by Environmental Integrity Project and Citizens Coal Council who seek to impose more stringent technology-based effluent limitations. Those same parties have intervened in the appeal filed by AE Supply, and both appeals have been consolidated for discovery purposes. A scheduling order has been entered that closes all discovery on August 30, 2010 and requires the filing of dispositive motions on or before November 2, 2010. No hearing date has been set. Allegheny intends to vigorously pursue these issues but cannot predict the outcome of these appeals. The West Virginia Department of Environmental Protection also has expressed concerns over water quality in the Monongahela River, and the water discharge permit for the Scrubber project at Fort Martin is currently under review.

Global Warming Class Action. On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Claims by California Parties. On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

these alleged overcharges. This proposal was made in the context of mediation efforts by the FERC and the United States Court of Appeals for the Ninth Circuit in pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit has since remanded one of those proceedings to the FERC, which arises out of claims previously filed with the FERC by the California Attorney General on behalf of certain California parties against various sellers in the California wholesale power market, including AE Supply (the Lockyer case). The FERC issued an order on October 6, 2008 regarding the scope of those remand proceedings that expanded the relevant time period for the remand proceedings through June 20, 2001. AE Supply engaged in trading activity during the time period covered by this remand order. The Chief Administrative Law Judge issued an order on April 21, 2009 in the Lockyer case that designated a presiding judge, set the case for hearing within 42 weeks of the order and directed that the settlement procedures continue and run concurrently with the case until the Settlement Judge recommends that they be terminated. The presiding judge entered a scheduling order on May 1, 2009 that, among other things, established an initial hearing date of February 9, 2010 and set an initial decision date of July 6, 2010. On June 2, 2009, the California Attorney General, on behalf of certain California parties, filed a second lawsuit with FERC against various sellers, including AE Supply (the Brown case), again seeking refunds for trades in the California energy markets during 2000 and 2001. The above-noted trades with CDWR are the basis for the joining of AE Supply in this new lawsuit. No scheduling order has been entered in the Brown case.

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

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of June 30, 2009, Allegheny’s total number of claims alleging exposure to asbestos was 858 in West Virginia, four in Pennsylvania and one in Illinois. Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

Ordinary Course of Business. AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 16: SUBSEQUENT EVENT

In July 2009, the Pennsylvania Economic Development Financing Authority issued $235 million of 7.0% tax-exempt bonds that mature in 2039 and loaned the proceeds therefrom to AE Supply to finance a portion of the cost of constructing and installing Scrubbers at AE Supply’s Hatfield’s Ferry generation facility.

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

•	changes in the weather and other natural phenomena;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in market rules, including changes to the participant rules and tariffs for PJM Interconnection, L.L.C. (“PJM”);

•	the loss of any significant customers or suppliers;

•	changes in customer switching behavior and their resulting effects on existing and future PLR load requirements;

•	dependence on other electric transmission and gas transportation systems and their constraints on availability;

•	environmental regulations;

•	changes in other laws and regulations applicable to Allegheny, its markets or its activities;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	changes in access to capital markets, the availability of credit and actions of rating agencies;

•	inflationary and deflationary trends and interest rate trends;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	entry into, any failure to consummate, or any delay in the consummation of, contemplated asset sales or other strategic transactions;

•	general economic and business conditions; and

•	other risks, including the effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting Allegheny’s risk profile is provided under Item 1A, “Risk Factors,” in the 2008 Annual Report on Form 10-K.

Overview

Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric services to customers in Pennsylvania, West Virginia, Maryland and Virginia. Allegheny operates its business primarily through AE’s various directly and indirectly owned subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. The information for the Delivery and Services segment includes the operations of the Virginia distribution business. Revenues of the Virginia distribution business were approximately $149 million for the six months ended June 30, 2009. See Note 3, “Assets Held for Sale,” for additional information.

RESULTS OF OPERATIONS

Income Summary

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$741.3	$494.5	$(421.1)	$814.7	$672.3	$684.5	$(403.3)	$953.5

Fuel	—	216.8	—	216.8	—	245.3	—	245.3
Purchased power and transmission	500.5	30.9	(419.2)	112.2	474.1	24.4	(401.3)	97.2
Deferred energy costs, net	3.1	(10.7)	—	(7.6)	3.3	(2.1)	—	1.2
Operations and maintenance	90.7	111.7	(1.9)	200.5	91.8	100.1	(2.0)	189.9
Depreciation and amortization	38.5	28.7	—	67.2	40.7	28.1	—	68.8
Taxes other than income taxes	35.7	10.8	—	46.5	34.3	18.5	—	52.8

Total operating expenses	668.5	388.2	(421.1)	635.6	644.2	414.3	(403.3)	655.2

Operating income	72.8	106.3	—	179.1	28.1	270.2	—	298.3
Other income (expense), net	1.2	0.6	—	1.8	3.6	1.9	(0.8)	4.7
Interest expense	26.3	32.8	—	59.1	23.9	35.6	(0.8)	58.7

Income before income taxes	47.7	74.1	—	121.8	7.8	236.5	—	244.3
Income tax expense	19.8	29.1	—	48.9	2.9	86.9	—	89.8

Net income	27.9	45.0	—	72.9	4.9	149.6	—	154.5
Less: net income attributable to noncontrolling interest	(0.3)	—	—	(0.3)	(0.4)	—	—	(0.4)

Net income attributable to Allegheny Energy, Inc.	$27.6	$45.0	$—	$72.6	$4.5	$149.6	$—	$154.1

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$1,634.0	$1,081.5	$(943.6)	$1,771.9	$1,446.8	$1,252.8	$(871.0)	$1,828.6

Fuel	—	475.7	—	475.7	—	495.1	—	495.1
Purchased power and transmission	1,126.0	60.0	(939.9)	246.1	1,009.6	51.9	(866.9)	194.6
Deferred energy costs, net	(0.9)	(23.7)	—	(24.6)	6.4	(15.7)	—	(9.3)
Operations and maintenance	177.8	193.7	(3.7)	367.8	183.7	179.0	(4.1)	358.6
Depreciation and amortization	78.4	57.3	—	135.7	83.4	55.7	—	139.1
Taxes other than income taxes	73.7	28.6	—	102.3	70.4	34.9	—	105.3

Total operating expenses	1,455.0	791.6	(943.6)	1,303.0	1,353.5	800.9	(871.0)	1,283.4

Operating income	179.0	289.9	—	468.9	93.3	451.9	—	545.2
Other income (expense), net	2.6	1.6	—	4.2	7.0	6.1	(2.2)	10.9
Interest expense	52.7	63.6	—	116.3	45.8	73.5	(2.2)	117.1

Income before income taxes	128.9	227.9	—	356.8	54.5	384.5	—	439.0
Income tax expense	54.6	95.2	—	149.8	15.7	132.4	—	148.1

Net income	74.3	132.7	—	207.0	38.8	252.1	—	290.9
Less: net income attributable to noncontrolling interest	(0.5)	—	—	(0.5)	(0.6)	—	—	(0.6)

Net income attributable to Allegheny Energy, Inc.	$73.8	$132.7	$—	$206.5	$38.2	$252.1	$—	$290.3

CONSOLIDATED RESULTS

This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment under the heading “Allegheny Energy, Inc.—Discussion of Segment Results of Operations.”

The following tables reconcile income before income taxes for the three and six months ended June 30, 2008 to income before income taxes for the three and six months ended June 30, 2009.

(In millions)
Income before income taxes for the three months ended June 30, 2008		$244.3
Decrease in operating revenues		(138.8)
Decreases (increases) in operating expenses:
Fuel	28.5
Purchased power and transmission	(15.0)
Deferred energy costs, net	8.8
Operations and maintenance	(10.6)
Taxes other than income taxes	6.3
Other operating expenses	1.6

Operating expenses		19.6
Decrease in other income (expense), net		(2.9)
Increase in interest expense		(0.4)

Income before income taxes for the three months ended June 30, 2009		$121.8

(In millions)
Income before income taxes for the six months ended June 30, 2008		$439.0
Decrease in operating revenues		(56.7)
Decreases (increases) in operating expenses:
Fuel	19.4
Purchased power and transmission	(51.5)
Deferred energy costs, net	15.3
Operations and maintenance	(9.2)
Other operating expenses	6.4

Operating expenses		(19.6)
Decrease in other income (expense), net		(6.7)
Decrease in interest expense		0.8

Income before income taxes for the six months ended June 30, 2009		$356.8

Operating Revenues

Operating revenues decreased $138.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to:

•	a $190.3 million decrease in unrealized gains relating to FTRs,

•	a $93.5 million decrease due to a 21.7% decrease in total MWhs generated that resulted from lower plant availability and less demand,

•	a $12.0 million decrease relating to lower prices for power, including marketing, hedging and trading activities and

•	an $11.3 million decrease due to the expiration of an earnings benefit related to stranded cost recovery in Pennsylvania.

These operating revenue decreases were partially offset by:

•	a $90.3 million increase resulting from increased rates charged to Pennsylvania customers, a rate settlement in Virginia and market-based generation pricing for Maryland residential customers,

•	a $56.9 million increase resulting from decreased unrealized losses on economic power hedges that did not qualify for hedge accounting,

•	a $22.9 million increase primarily due to increased sales of power to third parties and

•	a $10.7 million increase resulting from decreased unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting.

Operating revenues decreased $56.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:

•	a $186.1 million decrease due to a 20.5% decrease in total MWhs generated that resulted from lower plant availability and less demand,

•	a $173.5 million decrease in unrealized gains relating to FTRs and

•	a $32.7 million decrease due to the expiration of an earnings benefit related to stranded cost recovery in Pennsylvania.

These operating revenue decreases were partially offset by:

•	a $190.2 million increase resulting from increased rates charged to Pennsylvania customers, a rate settlement in Virginia and market-based generation pricing for Maryland residential customers,

•	a $57.7 million increase primarily due to increased sales of power to third parties,

•	a $54.7 million increase resulting from decreased unrealized losses on economic power hedges that did not qualify for hedge accounting and

•	a $31.0 million increase resulting from decreased unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting.

See “Regulatory Matters” for additional rate information and Note 8, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for information regarding the recognition of unrealized gains and losses on FTRs and power sale hedges.

Operating Expenses

Fuel expense decreased $28.5 million and $19.4 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to decreased coal and natural gas expenses, partially offset by increased fuel handling and other fuel expenses as discussed in greater detail in “Discussion of Segment Results of Operations — Generation and Marketing Segment Results.”

Purchased power and transmission expense increased $15.0 million and $51.5 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to increased purchases from third parties to serve customer load.

Deferred energy costs, net decreased $8.8 million and $15.3 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to the under-recovery of net costs related to the AES Warrior Run PURPA generation facility and the under-recovery of fuel and purchased power costs in West Virginia, which are permitted to be recovered in rates. See “Discussion of Segment Results of Operations” for additional information regarding changes in deferred energy costs, net.

Operations and maintenance expense increased $10.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $5.6 million increase in contract work resulting from the timing of plant maintenance and increased compensation and benefits expense.

Operations and maintenance expense increased $9.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $10.9 million increase in contract work resulting from the timing of plant maintenance and a $5.4 million increase in compensation and benefits expense, partially offset by decreased insurance expense related to reduced claims and cost control efforts.

Taxes other than income taxes decreased $6.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to tax credits recorded during 2009 related to the Fort Martin Scrubbers and favorable tax settlements.

Other Income (Expense), net

Other income (expense), net decreased $2.9 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to lower interest income resulting from decreased average investments at lower rates.

Other income (expense), net decreased $6.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to lower interest income resulting from decreased average investments at lower rates and cash received from a former trading executive during the first quarter of 2008.

Income Tax Expense

See Note 5, “Income Taxes,” to the Consolidated Financial Statements for a reconciliation of income tax expense to income tax expense calculated at the federal statutory rate of 35%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

DELIVERY AND SERVICES

Key Indicators and Performance Factors—Delivery and Services Segment

Allegheny reviews the financial and operating performance of its Delivery and Services segment using a number of indicators and performance statistics, including the following:

Revenue per megawatt-hour (“MWh”) sold. This measure is calculated by dividing total revenues from retail sales of electricity by retail electricity sales. Revenue per MWh sold during the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue per MWh sold	$71.61	$59.74	$72.43	$60.85

Operations and maintenance costs (“O&M”). Management monitors and manages O&M in absolute terms, as well as in relation to total MWhs sold. This measure is calculated by dividing total O&M, excluding O&M related to transmission expansion, by retail electricity MWhs delivered. O&M per MWh sold during the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
O&M per MWh delivered	$8.96	$8.47	$8.06	$8.05

Capital expenditures. Management prioritizes and manages capital expenditures to meet operational needs and regulatory requirements within available cash flow constraints.

Retail electricity sales. The following table provides retail electricity sales information:

	Three Months Ended June 30,				Six Months Ended June 30,
	Normal	2009	2008	Change	Normal	2009	2008	Change
Retail electricity sales (million kWhs)	N/A	9,725	10,478	(7.2)%	N/A	21,256	22,274	(4.6)%
HDD (a)	639	529	541	(2.2)%	3,439	3,289	3,255	1.0%
CDD (a)	214	262	230	13.9%	215	264	230	14.8%

(a)	Heating degree-days (“HDD”) and cooling degree-days (“CDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and CDD is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. HDD and CDD are most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

DELIVERY AND SERVICES

Operating Revenues

Operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Retail electric:
Generation	$511.0	$432.2	$1,126.1	$933.1
Transmission	36.1	38.2	79.7	82.7
Distribution	149.3	155.6	333.8	339.6

Total retail electric	696.4	626.0	1,539.6	1,355.4

Transmission services and bulk power	31.3	35.3	68.2	70.0
Other affiliated and nonaffiliated energy services	13.6	11.0	26.2	21.4

Total operating revenues	$741.3	$672.3	$1,634.0	$1,446.8

Total operating revenues increased $69.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $70.4 million increase in retail revenues, which resulted from:

•	a $42.1 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $36.6 million increase primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009,

•	a $30.8 million increase due to higher rates under a rate settlement agreement in Virginia and

•	a $21.9 million increase in Maryland generation revenues primarily resulting from market-based generation pricing for residential customers effective January 1, 2009.

These operating revenue increases were partially offset by:

•	a $34.8 million decrease in generation revenue related to customer consumption and

•	an $11.3 million decrease due to the expiration of an earnings benefit related to stranded cost recovery in Pennsylvania.

Total operating revenues increased $187.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $184.2 million increase in retail revenues, which resulted from:

•	an $87.0 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $76.2 million increase primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009,

•	a $62.9 million increase due to higher rates under a rate settlement agreement in Virginia and

•	a $54.9 million increase in Maryland generation revenues primarily resulting from market-based generation pricing for residential customers effective January 1, 2009.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

DELIVERY AND SERVICES

These operating revenue increases were partially offset by:

•	a $51.5 million decrease in generation revenue related to customer consumption and

•	a $32.7 million decrease due to the expiration of an earnings benefit related to stranded cost recovery in Pennsylvania.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission expense represents power purchased from AE Supply, Monongahela’s Generation and Marketing segment and third-party suppliers, including purchases from qualifying facilities under the Public Utilities Regulatory Policies Act of 1978 (“PURPA”). Purchased power and transmission expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Purchased power and transmission	$500.5	$474.1	$1,126.0	$1,009.6

Purchased power and transmission expense increased $26.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to:

•	a $36.6 million increase, primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009,

•	a $21.9 million increase, primarily due to higher rates under market-based generation pricing for Maryland residential customers effective January 1, 2009 and

•

a $2.3 million net increase in expenses related to West Penn, including a $42.1 million increase from higher generation rates charged to Pennsylvania customers that are passed on to AE Supply under the terms of a power supply agreement, partially offset by decreased MWhs purchased and an $11.3 million decrease related to the elimination of an intercompany market rate adjustment.

These increases were partially offset by:

•	a $10.3 million decrease in purchased power from PURPA as a result of maintenance outages at the Warrior Run PURPA generation facility and

•	decreased purchased power and transmission expense related to reduced customer consumption.

Purchased power and transmission expense increased $116.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:

•	a $76.2 million increase, primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009,

•	a $54.9 million increase, primarily due to higher rates under market-based generation pricing for Maryland residential customers effective January 1, 2009 and

•

a $15.8 million net increase in expenses related to West Penn, including an $87.0 million increase from higher generation rates charged to Pennsylvania customers that are passed on to AE Supply under the terms of a power supply agreement, partially offset by decreased MWhs purchased and a $24.5 million decrease related to the elimination of an intercompany market rate adjustment.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

DELIVERY AND SERVICES

These increases were partially offset by:

•	an $8.0 million decrease in purchased power from PURPA as a result of maintenance outages at the Warrior Run PURPA generation facility and

•	decreased purchased power and transmission expense related to reduced industrial customer consumption.

Deferred Energy Costs, net: Deferred energy costs represent an adjustment of actual costs incurred during the period for amounts that are expected to be charged to or credited to customers in rates in a future period under a regulatory mechanism. Deferred energy costs related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
AES Warrior Run PURPA generation	$(1.0)	$1.6	$(4.5)	$6.8
Market-based generation and other costs	4.1	1.7	3.6	(0.4)

Deferred energy costs, net	$3.1	$3.3	$(0.9)	$6.4

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

Market-based generation and other costs. Potomac Edison is authorized by the Maryland PSC to recover the costs of the generation component of power sold to certain commercial and industrial customers who did not choose a third-party alternative generation provider. A regulatory asset or liability is recorded on Potomac Edison’s balance sheet for any under-recovery or over-recovery of the generation component of costs charged to these customers. In addition, under an order of the Virginia SCC, Potomac Edison was granted a rate adjustment to recover a portion of its increased purchased power costs. The order directed Potomac Edison to defer any under- or over-recovery of purchased power costs approved. See “Regulatory Matters” for additional information.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Operations and maintenance	$90.7	$91.8	$177.8	$183.7

Operations and maintenance expenses decreased $1.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $3.5 million decrease in contract work and outside services expense resulting from storm activity during 2008, partially offset by increased compensation and benefits expense.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

DELIVERY AND SERVICES

Operations and maintenance expenses decreased $5.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $6.0 million decrease in insurance expense related to reduced claims and cost control efforts and a $3.0 million decrease in contract work and outside services expense resulting from storm activity during 2008, partially offset by an increase in compensation and benefits expense.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Depreciation and amortization	$38.5	$40.7	$78.4	$83.4

Depreciation and amortization expenses decreased $2.2 million and $5.0 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to decreased amortization related to regulatory assets.

Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes business and occupation tax, payroll taxes, gross receipts taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Taxes other than income taxes	$35.7	$34.3	$73.7	$70.4

Taxes other than income taxes increased $1.4 million and $3.3 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to increased gross receipts tax resulting from an increase in taxable regulated utility revenues and increased business and occupation tax.

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Interest expense	$26.3	$23.9	$52.7	$45.8

Interest expense increased $2.4 million and $6.9 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to the December 2008 issuance of $300 million of first mortgage bonds by Monongahela and borrowings under TrAIL Company’s credit facility.

Income Tax Expense

The effective tax rate for the three months ended June 30, 2009 was 41.6%. Income tax expense for the three months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35% primarily due to state taxes, which increased the rate by 3.1%, the ratemaking effects of depreciation,

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

DELIVERY AND SERVICES

which increased the rate by 3.9% and changes in tax reserves related to uncertain tax positions, which increased the rate by 1.1%. These increases were partially offset by the ratemaking effects of investment tax credits, which decreased the rate by 1.3%.

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

The effective tax rate for the six months ended June 30, 2009 was 42.4%. Income tax expense for the six months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35% primarily due to state taxes, which increased the rate by 4.9%, the rate making effects of depreciation, which increased the rate by 2.5% and changes in tax reserves related to uncertain tax positions, which increased the rate by 1.2%. These increases were partially offset by the ratemaking effects of investment tax credits, which decreased the rate by 0.7%.

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

Transmission Expansion

The Delivery and Services segment includes the TrAIL Company and PATH, LLC transmission expansion operations. The results of these operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Operating revenues	$18.8	$10.2	$32.2	$18.5
Operating income	$14.1	$6.2	$23.3	$11.8
Income before income taxes	$13.2	$5.7	$21.9	$10.5
Net income attributable to Allegheny Energy, Inc.	$7.6	$3.1	$12.6	$5.7

TrAIL Company and PATH, LLC are subject to the jurisdiction of FERC for the recovery of rates through PJM. FERC has approved the use of a formula rate methodology for recovery of all prudently incurred expenses and a return on debt and equity on all capital expenditures in connection with TrAIL and PATH based on a hypothetical capital structure, until the transmission facilities are placed into service. The actual capital structure will be utilized once the transmission facilities are placed into service. Revenues and operating income are expected to increase as the projects move forward from the planning and approval stages through development and construction.

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

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

Key Indicators and Performance Factors—Generation and Marketing Segment

Allegheny reviews the financial and operating performance of its Generation and Marketing segment using a number of indicators and performance statistics, including the following:

kWhs generated. This is a measure of the total physical quantity of electricity generated and is reviewed at the individual generating unit level, as well as in the aggregate and by groupings of units by size, technology, fuel type and other factors.

Equivalent Availability Factor (“EAF”). The EAF represents a measure of the availability of a generating unit to be dispatched to meet demand. A unit’s availability is commonly less than 100%, primarily as a result of scheduled outages for planned maintenance or unplanned outages and derates. The EAF is calculated based upon availability data reported to NERC and PJM. Allegheny monitors the EAF by individual unit, as well as by various unit groupings. One such grouping is all “supercritical” units. A supercritical unit utilizes steam pressure in excess of 3,200 pounds per square inch, which enables these units to be larger and more efficient than other generation units. Fort Martin, Harrison, Hatfield’s Ferry and Pleasants stations are comprised of supercritical units.

Net Capacity Factor (“NCF”). The NCF is a measure of the actual net electricity generated by a unit compared to the amount of electricity the unit could have generated at maximum operating capacity. Net actual generation is defined as the gross generation less the megawatts used for station service and auxiliary load. Net electricity generated is a function of the unit’s availability as well as how much the unit was actually dispatched.

Station operations and maintenance costs (“Station O&M”). Station O&M includes base, operations and special maintenance costs. Base and operations costs consist of normal recurring expenses related to the on-going operation of the generation facilities. Special maintenance costs include costs associated with outage-related maintenance and projects that relate to the generation facilities.

Generation Performance Factors

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Supercritical Units:
kWhs generated (in millions) (a)	7,518	8,824	(14.8)%	16,440	19,187	(14.3)%
EAF	74.8%	79.0%	(4.2)%	77.7%	84.1%	(6.4)%
NCF	57.3%	67.2%	(9.9)%	62.5%	72.6%	(10.1)%
Station O&M (in millions):
Base and operations	$30.4	$27.3	11.4%	$57.8	$54.7	5.7%
Special maintenance	37.0	24.1	53.5%	54.0	35.2	53.4%

Total Station O&M	$67.4	$51.4	31.1%	$111.8	$89.9	24.4%

All Generation Units:
kWhs generated (in millions) (a)	8,303	10,603	(21.7)%	18,409	23,144	(20.5)%
EAF	77.5%	80.2%	(2.7)%	79.9%	84.4%	(4.5)%
NCF	42.6%	54.7%	(12.1)%	47.6%	59.5%	(11.9)%
Station O&M (in millions):
Base and operations	$45.0	$42.1	6.9%	$86.5	$83.6	3.5%
Special maintenance	41.4	33.1	25.1%	59.3	47.3	25.4%

Total Station O&M	$86.4	$75.2	14.9%	$145.8	$130.9	11.4%

(a)	Excludes kWhs consumed by pumping at the Bath County, Virginia hydroelectric station.

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

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
(In millions)	Unregulated	Regulated	Eliminations	Total	Unregulated	Regulated	Eliminations	Total
Operating revenues	$374.2	$127.0	$(6.7)	$494.5	$549.5	$146.0	$(11.0)	$684.5

Fuel	153.6	63.2	—	216.8	174.1	71.2	—	245.3
Purchased power and transmission	8.8	28.8	(6.7)	30.9	4.9	30.5	(11.0)	24.4
Deferred energy costs, net	—	(10.7)	—	(10.7)	—	(2.1)	—	(2.1)
Operations and maintenance	88.9	22.7	0.1	111.7	69.8	30.2	0.1	100.1
Depreciation and amortization	23.9	5.2	(0.4)	28.7	23.7	4.9	(0.5)	28.1
Taxes other than income taxes	8.5	2.3	—	10.8	12.0	6.5	—	18.5

Total operating expenses	283.7	111.5	(7.0)	388.2	284.5	141.2	(11.4)	414.3

Operating income	90.5	15.5	0.3	106.3	265.0	4.8	0.4	270.2
Other income (expense), net	0.3	3.0	(2.7)	0.6	1.4	3.4	(2.9)	1.9
Interest expense	20.0	12.8	—	32.8	25.9	9.7	—	35.6

Income (loss) before income taxes	70.8	5.7	(2.4)	74.1	240.5	(1.5)	(2.5)	236.5
Income tax expense (benefit)	26.8	2.4	(0.1)	29.1	87.8	(0.8)	(0.1)	86.9

Net income (loss)	44.0	3.3	(2.3)	45.0	152.7	(0.7)	(2.4)	149.6
Less net income attributable to noncontrolling interest	(2.3)	—	2.3	—	(2.4)	—	2.4	—

Net income (loss) attributable to Allegheny Energy, Inc.	$41.7	$3.3	$—	$45.0	$150.3	$(0.7)	$—	$149.6

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
(In millions)	Unregulated	Regulated	Eliminations	Total	Unregulated	Regulated	Eliminations	Total
Operating revenues	$829.8	$266.9	$(15.2)	$1,081.5	$992.1	$283.1	$(22.4)	$1,252.8

Fuel	338.9	136.8	—	475.7	354.9	140.2	—	495.1
Purchased power and transmission	18.2	57.0	(15.2)	60.0	14.4	59.9	(22.4)	51.9
Deferred energy costs, net	—	(23.7)	—	(23.7)	—	(15.7)	—	(15.7)
Operations and maintenance	151.2	42.2	0.3	193.7	119.7	59.1	0.2	179.0
Depreciation and amortization	47.7	10.5	(0.9)	57.3	47.0	9.7	(1.0)	55.7
Taxes other than income taxes	21.3	7.3	—	28.6	22.4	12.5	—	34.9

Total operating expenses	577.3	230.1	(15.8)	791.6	558.4	265.7	(23.2)	800.9

Operating income	252.5	36.8	0.6	289.9	433.7	17.4	0.8	451.9
Other income (expense), net	1.0	6.1	(5.5)	1.6	5.1	6.9	(5.9)	6.1
Interest expense	37.9	25.7	—	63.6	54.2	19.4	(0.1)	73.5

Income before income taxes	215.6	17.2	(4.9)	227.9	384.6	4.9	(5.0)	384.5
Income tax expense	89.6	5.9	(0.3)	95.2	132.0	0.6	(0.2)	132.4

Net income	126.0	11.3	(4.6)	132.7	252.6	4.3	(4.8)	252.1
Less net income attributable to noncontrolling interest	(4.6)	—	4.6	—	(4.8)	—	4.8	—

Net income attributable to Allegheny Energy, Inc.	$121.4	$11.3	$—	$132.7	$247.8	$4.3	$—	$252.1

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

This section is an overview of the Generation and Marketing segment’s consolidated results of operations, which are discussed in greater detail by component under the headings “Unregulated Results” and “Regulated Results” below.

The following tables reconcile “Income before income taxes” for the three and six months ended June 30, 2008 to income before income taxes for the three and six months ended June 30, 2009.

(In millions)
Income before income taxes for the three months ended June 30, 2008		$236.5
Decrease in operating revenues		(190.0)
Decreases (increases) in operating expenses:
Fuel	28.5
Purchased power and transmission	(6.5)
Deferred energy costs, net	8.6
Operations and maintenance	(11.6)
Taxes other than income taxes	7.7
Other operating expenses	(0.6)

Operating expenses		26.1
Decrease in other income (expense), net		(1.3)
Decrease in interest expense		2.8

Income before income taxes for the three months ended June 30, 2009		$74.1

(In millions)
Income before income taxes for the six months ended June 30, 2008		$384.5
Decrease in operating revenues		(171.3)
Decreases (increases) in operating expenses:
Fuel	19.4
Purchased power and transmission	(8.1)
Deferred energy costs, net	8.0
Operations and maintenance	(14.7)
Taxes other than income taxes	6.3
Other operating expenses	(1.6)

Operating expenses		9.3
Decrease in other income (expense), net		(4.5)
Decrease in interest expense		9.9

Income before income taxes for the six months ended June 30, 2009		$227.9

Operating Revenues

Operating revenues decreased $190.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to:

•	a $190.3 million decrease in unrealized gains relating to FTRs,

•	a $93.5 million decrease due to a 21.7% decrease in total MWhs generated that resulted from lower plant availability and less demand and

•	a $12.0 million decrease relating to lower prices for power, including marketing, hedging and trading activities.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

These operating revenue decreases were partially offset by:

•

a $39.6 million net increase in revenues due to rate increases under power sales contracts, including higher generation rates charged to Pennsylvania customers and market-based generation pricing for Maryland residential customers, partially offset by reduced customer demand in Pennsylvania (see “Regulatory Matters” for additional information),

•	a $56.9 million increase resulting from decreased unrealized losses on power sale hedges that did not qualify for hedge accounting and

•	a $10.7 million increase resulting from decreased unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting.

Operating revenues decreased $171.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:

•	a $186.1 million decrease due to a 20.5% decrease in total MWhs generated that resulted from lower plant availability and less demand and

•	a $173.5 million decrease in unrealized gains relating to FTRs.

These operating revenue decreases were partially offset by:

•

a $91.4 million net increase in revenues due to rate increases under power sales contracts, including higher generation rates charged to Pennsylvania customers and market-based generation pricing for Maryland residential customers, partially offset by reduced customer demand in Pennsylvania (see “Regulatory Matters” for additional information),

•	a $54.7 million increase resulting from decreased unrealized losses on power sale hedges that did not qualify for hedge accounting and

•	a $31.0 million increase resulting from decreased unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting.

Operating Expenses

Fuel expense decreased $28.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to:

•

a $20.9 million decrease in coal expense, primarily due to a 22.5% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities, partially offset by a 15.8% increase in the average price of coal per ton and

•

a $7.5 million decrease in natural gas expense, primarily due to a 65.3% decrease in the average price of natural gas per decatherm and a 6.3% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas-fired generation facilities.

Fuel expense decreased $19.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:

•

a $15.8 million decrease in coal expense, primarily due to a 20.3% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s coal-fired generation facilities, partially offset by a 16.8% increase in the average price of coal per ton and

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

•

an $8.2 million decrease in natural gas expense, primarily due to a 55.7% decrease in the average price of natural gas per decatherm, partially offset by a 13.6% increase in decatherms of natural gas consumed resulting from increased MWhs generated at Allegheny’s natural gas-fired generation facilities,

•	partially offset by a $4.6 million increase in fuel handling and other fuel expenses.

Purchased power and transmission increased $6.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to:

•	a $2.2 million increase in natural gas purchases related to the hedge strategy associated with a transportation agreement between AE Supply and Kern River Gas Transmission Company,

•	a $2.0 million increase in power purchased from PURPA as a result of increased PURPA generation and

•	a $2.0 million increase in PJM administration expenses.

Purchased power and transmission increased $8.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:

•	a $4.3 million increase in natural gas purchases related to the hedge strategy associated with a transportation agreement between AE Supply and Kern River Gas Transmission Company and

•	a $4.3 million increase in power purchased from PURPA as a result of increased PURPA generation.

Deferred energy costs, net decreased $8.6 million and $8.0 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to the under-recovery of fuel and purchased power costs in West Virginia, which are permitted to be recovered in rates under the ENEC.

Operations and maintenance increased $11.6 million and $14.7 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to increased contract work resulting from the timing of plant maintenance and increased compensation and benefits expense.

Taxes other than income taxes decreased $7.7 million and $6.3 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to tax credits recorded during 2009 related to the Fort Martin Scrubbers and favorable tax settlements.

Interest Expense

Interest expense decreased $2.8 million and $9.9 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to lower average debt outstanding at lower interest rates under AE Supply’s credit facility and increased capitalized interest resulting from capital projects that were partially funded using cash from operations, partially offset by increased interest associated with the December 2008 issuance of $300 million of first mortgage bonds by Monongahela.

Income Tax Expense

The effective tax rate for the three months ended June 30, 2009 was 39.3%. Income tax expense for the three months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the rate by 3.7%, and adjustments to reserves for uncertain tax positions, which increased the rate by 1.3%.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

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

The effective tax rate for the six months ended June 30, 2009 was 41.8%. Income tax expense for the six months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the rate by 2.7% and an adjustment to the Pennsylvania net operating loss carryforward deferred tax asset, which increased the rate by 4.2%. These increases were partially offset by the ratemaking effects of investment tax credits, which decreased the rate by 0.4%.

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

Generation and Marketing Segment—Unregulated Results

The following table provides electricity generation information for Allegheny’s unregulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
kWhs generated (in millions)	6,078	7,736	(21.4)%	13,465	16,850	(20.1)%

Operating Revenues

Operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Revenue from affiliates	$280.5	$285.2	$633.7	$618.2
PJM revenue, net	38.0	143.9	90.7	258.2
Other operating revenues, including risk management and trading activities, net	55.7	120.4	105.4	115.7

Unregulated revenue	$374.2	$549.5	$829.8	$992.1

Revenue from affiliates

AE Supply provides Potomac Edison and West Penn with a portion of the power necessary to meet their obligations under power sales agreements that have both fixed-price and market-based pricing components.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

Revenue from affiliates decreased $4.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to decreased sales volumes and the elimination of an intercompany market rate adjustment, partially offset by rate increases under certain of AE Supply’s affiliate power sales contracts.

Revenue from affiliates increased $15.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to rate increases under certain of AE Supply’s affiliate power sales contracts, partially offset by decreased sales volumes and the elimination of an intercompany market rate adjustment. See “Regulatory Matters” for additional information.

PJM revenue, net: PJM revenue, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Generation sold into PJM	$281.3	$492.5	$670.8	$1,039.3
Power purchased from PJM	(243.3)	(348.6)	(580.1)	(781.1)

PJM revenue, net	$38.0	$143.9	$90.7	$258.2

PJM revenue, net decreased $105.9 million and $167.5 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to lower revenues from generation sold into PJM, partially offset by a decrease in power purchased from PJM. Revenues from generation sold into PJM were lower, primarily due to a decrease in the market price of power and a decrease in MWhs generated. MWhs generated decreased as a result of lower plant availability and less demand. Power purchased from PJM decreased due to a decrease in the market price of power and decreased customer demand.

Other Operating Revenues:

Other operating revenues decreased $64.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease in unrealized gains relating to FTRs, partially offset by realized gains and decreased unrealized losses on power hedges that did not qualify for hedge accounting and decreased unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting.

Other operating revenues decreased $210.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease in unrealized gains relating to FTRs, partially offset by realized gains and decreased unrealized losses on power hedges that did not qualify for hedge accounting and decreased unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unregulated fuel	$153.6	$174.1	$338.9	$354.9

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

Fuel expense decreased $20.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to:

•

a $14.8 million decrease in coal expense, primarily due to a 22.6% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s unregulated coal-fired generation facilities, partially offset by a 15.6% increase in the average price of coal per ton and

•

a $7.2 million decrease in natural gas expense, primarily due to a 65.4% decrease in the average price of natural gas per decatherm and a 4.7% decrease in decatherms of natural gas consumed resulting from decreased MWhs generated at Allegheny’s natural gas-fired generation facilities,

•	partially offset by a $1.5 million increase in fuel handling, emission allowance and other fuel expenses.

Fuel expense decreased $16.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:

•

a $13.6 million decrease in coal expense, primarily due to a 20.3% decrease in tons of coal consumed resulting from decreased MWhs generated at Allegheny’s unregulated coal-fired generation facilities, partially offset by a 19.6% increase in the average price of coal per ton and

•

a $7.9 million decrease in natural gas expense, primarily due to a 55.9% decrease in the average price of natural gas per decatherm, partially offset by a 14.4% increase in decatherms of natural gas consumed resulting from increased MWhs generated at Allegheny’s natural gas-fired generation facilities,

•	partially offset by a $5.5 million increase in fuel handling, emission allowance and other fuel expenses.

Purchased Power and Transmission: Purchased power and transmission expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unregulated purchased power and transmission	$8.8	$4.9	$18.2	$14.4

Purchased power and transmission increased $3.9 million and $3.8 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to the hedge strategy associated with a transportation agreement between AE Supply and Kern River Gas Transmission Company.

Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unregulated operations and maintenance	$88.9	$69.8	$151.2	$119.7

Operations and maintenance expenses increased $19.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $14.1 million increase in contract work resulting from the timing of plant maintenance and increased compensation and benefits expense.

Operations and maintenance expenses increased $31.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $23.7 million increase in contract work resulting from the timing of plant maintenance and increased compensation and benefits expense.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

Taxes Other than Income Taxes: Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unregulated taxes other than income taxes	$8.5	$12.0	$21.3	$22.4

Taxes other than income taxes decreased $3.5 million and $1.1 million for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, primarily due to favorable tax settlements.

Other Income (Expense), net

Other income (expense), net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unregulated other income (expense), net	$0.3	$1.4	$1.0	$5.1

Other income (expense), net decreased $1.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to lower interest income resulting from decreased average investments at lower rates.

Other income (expense), net decreased $4.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to lower interest income resulting from decreased average investments at lower rates and cash received from a former trading executive during 2008.

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unregulated interest expense	$20.0	$25.9	$37.9	$54.2

Interest expense decreased $5.9 million and $16.3 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to lower average debt outstanding at lower interest rates under AE Supply’s credit facility and increased capitalized interest resulting from capital projects that were partially funded using cash from operations.

Generation and Marketing Segment—Regulated Results

The following table provides electricity generation information for Allegheny’s regulated plants, excluding kWhs consumed by pumping at the Bath County, Virginia hydroelectric station:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
kWhs generated (in millions)	2,225	2,867	(22.4)%	4,944	6,295	(21.5)%

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

Operating Revenues

Operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Revenue from affiliates	$145.5	$127.2	$321.4	$271.2
PJM revenue, net	(24.4)	12.4	(66.4)	(2.5)
Fort Martin scrubber surcharge	5.9	6.0	11.9	12.0
Other operating revenues	—	0.4	—	2.4

Regulated revenue	$127.0	$146.0	$266.9	$283.1

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

Revenues from affiliates increased $18.3 million and $50.2 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to an ENEC-related rate increase in West Virginia that went into effect on January 1, 2009, partially offset by decreased sales volumes. See “Regulatory Matters” for additional information.

PJM revenue, net: PJM revenue, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Generation sold into PJM	$115.1	$205.1	$271.6	$425.2
Power purchased from PJM	(139.5)	(192.7)	(338.0)	(427.7)

PJM revenue, net	$(24.4)	$12.4	$(66.4)	$(2.5)

PJM revenue, net decreased $36.8 million and $63.9 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to lower revenues from generation sold into PJM, partially offset by a decrease in power purchased from PJM. Revenues from generation sold into PJM were lower, primarily due to a decrease in the market price of power and a decrease in MWhs generated. MWhs generated decreased as a result of lower plant availability and less demand. Power purchased from PJM decreased due to a decrease in the market price of power and decreased customer demand.

Other Operating Revenues:

Other operating revenues decreased $2.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to 2008 emission allowance strategies.

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, emission allowances, fuel handling and residual disposal costs.

Fuel expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulated fuel	$63.2	$71.2	$136.8	$140.2

Fuel expense decreased $8.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $6.1 million decrease in coal expense. Coal expense decreased as a result of a 22.1% decrease in tons of coal consumed due to decreased MWhs generated at Allegheny’s regulated coal-fired generation facilities, partially offset by a 16.1% increase in the average price of coal per ton.

Fuel expense decreased $3.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $2.2 million decrease in coal expense and a $0.8 million decrease in fuel handling, emission allowance and other fuel expenses. Coal expense decreased as a result of a 20.5% decrease in tons of coal consumed due to decreased MWhs generated at Allegheny’s regulated coal-fired generation facilities, partially offset by a 23.5% increase in the average price of coal per ton.

Purchased Power and Transmission: Purchased power and transmission expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulated purchased power and transmission	$28.8	$30.5	$57.0	$59.9

Purchased power and transmission decreased $1.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $4.2 million decrease in purchased power from OVEC as a result of the transfer of a portion of the output from OVEC to AE Supply from Monongahela effective February 1, 2009, partially offset by a $2.0 million increase in purchased power from PURPA as a result of increased PURPA generation.

Purchased power and transmission decreased $2.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $6.8 million decrease in purchased power from OVEC as a result of the transfer of a portion of the output from OVEC to AE Supply from Monongahela effective February 1, 2009, partially offset by a $4.3 million increase in purchased power from PURPA as a result of increased PURPA generation.

Deferred Energy Costs, Net: Deferred energy costs, net represent the deferral of certain energy costs incurred to the period in which such costs are recovered in rates. Deferred energy costs, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulated deferred energy costs, net	$(10.7)	$(2.1)	$(23.7)	$(15.7)

DISCUSSION OF SEGMENT RESULTS OF OPERATIONS

GENERATION AND MARKETING

The $8.6 million and $8.0 million changes in deferred energy costs, net for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008 represent the change in the deferral of certain costs due to the under-recovery of fuel and purchased power costs in West Virginia, which are permitted to be recovered in rates under the ENEC. See “Regulatory Matters” for additional information.

Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulated operations and maintenance	$22.7	$30.2	$42.2	$59.1

Operations and maintenance expenses decreased $7.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $5.6 million decrease in contract work resulting from the timing of plant maintenance and decreased compensation and benefits expense.

Operations and maintenance expenses decreased $16.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an $11.8 million decrease in contract work resulting from the timing of plant maintenance and decreased compensation and benefits expense.

Taxes Other than Income Taxes: Taxes other than income taxes primarily include business and occupation tax, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulated taxes other than income taxes	$2.3	$6.5	$7.3	$12.5

Taxes other than income taxes decreased $4.2 million and $5.2 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to favorable tax settlements and tax credits recorded during 2009 related to the Fort Martin Scrubbers.

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulated interest expense	$12.8	$9.7	$25.7	$19.4

Interest expense increased $3.1 million and $6.3 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to the December 2008 issuance of $300 million of first mortgage bonds by Monongahela.

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

At June 30, 2009 and December 31, 2008, Allegheny had cash and cash equivalents of $232.0 million and $362.1 million, respectively, and current restricted funds of $31.9 million and $36.8 million, respectively. These restricted funds include both funds collected from West Virginia customers to service the environmental control bonds as well as intangible transition charges collected from West Penn customers. At June 30, 2009 and December 31, 2008, Allegheny also had $33.6 million and $133.3 million, respectively, of long-term restricted funds relating to proceeds from an April 2007 issuance of environmental control bonds.

In addition, AE and AE Supply each have in place revolving credit facilities that mature in 2011. At June 30, 2009, borrowing capacity under AE’s and AE Supply’s revolving credit facilities was as follows:

(In millions)	Total Capacity	Borrowed	Letters of Credit Issued	Available Capacity
AE Revolving Credit Facility	$376.0	$—	$3.3	$372.7
AE Supply Revolving Facility	400.0	—	—	400.0

Total	$776.0	$—	$3.3	$772.7

Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $49.3 million and $33.4 million of cash collateral deposits were included in current assets at June 30, 2009 and December 31, 2008, respectively. Approximately $1.8 million and $0.2 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, respectively. If Allegheny’s credit ratings were to decline, it may be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties. See Note 8, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2009. At June 30, 2009, if credit ratings for AE, AE Supply and the Distribution Companies had been below Standard & Poor’s BB- or Moody’s Ba3, Allegheny would have been required to post an additional $143 million of collateral to counterparties, including PJM, for both derivative and non-derivative contracts.

Allegheny’s consolidated capital structure, excluding short-term debt and noncontrolling interest, as of June 30, 2009 and December 31, 2008, was as follows:

	June 30, 2009		December 31, 2008
(In millions)	Amount	%	Amount	%
Long-term debt	$4,323.2	58.7	$4,209.8	59.6
Allegheny Energy, Inc. common stockholders’ equity	3,045.7	41.3	2,850.7	40.4

Total	$7,368.9	100.0	$7,060.5	100.0

2009 Debt Activity

Borrowings and principal repayments on debt during the six months ended June 30, 2009 were as follows:

(In millions)	Issuances	Repayments
AE Supply:
AE Supply Credit Facility — Revolving Loan	$120.0	$120.0
TrAIL Company:
TrAIL Company Credit Facility — Term Loan	160.0	—
West Penn:
Transition Bonds	—	40.5
Monongahela:
Environmental Control Bonds	—	5.1
Potomac Edison:
Environmental Control Bonds	—	1.7

Consolidated Total	$280.0	$167.3

See Note 6, “Common Stock and Debt,” to the Consolidated Financial Statements for additional information and details regarding Allegheny’s debt. See also Item 8, Note 7, “Capitalization and Short-Term Debt,” to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for additional details and discussion regarding debt refinancings and other debt issuances and repayments.

July 2009 Pollution Control Bond Issuance

In July 2009, the Pennsylvania Economic Development Financing Authority issued $235 million of 7.0% tax-exempt bonds that mature in 2039 and loaned the proceeds therefrom to AE Supply to finance a portion of the cost of constructing and installing Scrubbers at AE Supply’s Hatfield’s Ferry generation facility.

AE has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2008 Annual Report on Form 10-K for additional information.

Dividends

On June 22, 2009 and March 23, 2009, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on June 8, 2009 and March 9, 2009, respectively. On July 9, 2009, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share payable on September 28, 2009 to shareholders of record on September 14, 2009.

Capital Expenditures

Capital projects are subject to continuing review and revision in light of legislative and regulatory developments, changing environmental standards, economic conditions and other factors. Allegheny currently estimates that its total cash-basis capital expenditures will approximate $1,150 million in 2009 and $1,100 million in 2010 These amounts include capital expenditures associated with Act 129 compliance. Act 129 is discussed in “State Rate Regulation” within the “Regulatory Matters” section of this Form 10-Q.

Off-Balance Sheet Arrangements

AE has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters Concerning Liquidity and Capital Requirements

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may include additional discretionary contributions to increase the funded level of the plan. During the first six months of 2009, Allegheny made no contributions to its qualified pension plan. The amount of future contributions to the plan will depend on the funded status of the plan, asset performance and other factors. Allegheny has not yet determined the amount of future contributions, but may contribute up to $100 million to its pension plan in 2009. Allegheny made approximately $4 million in contributions to its postretirement benefits other than pension plans and currently anticipates that it will contribute an additional $6 million to $8 million during the second half of 2009 to fund postretirement benefits other than pensions.

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

	Six Months Ended June 30,
(In millions)	2009	2008
Net income	$207.0	$290.8
Non-cash items included in income	217.6	140.8
Pension and other postretirement employee benefit plan contributions	(4.2)	(42.0)
Changes in certain assets and liabilities	(179.4)	(75.5)

Net cash provided by operating activities	$241.0	$314.1

The non-cash items included in income for the six months ended June 30, 2009 primarily consisted of depreciation and amortization of $135.7 million and deferred income taxes of $135.8 million. Changes in certain assets and liabilities primarily consisted of changes in accrued taxes and prepaid taxes of $77.7 million, primarily as a result of timing differences associated with the payments of certain tax obligations, and an increase in materials, supplies and fuel inventories of $75.2 million, primarily as a result of increased fuel inventory levels and higher prices.

The non-cash items included in income for the six months ended June 30, 2008 primarily consisted of depreciation and amortization of $139.1 million and deferred income taxes of $121.8 million, partially offset by unrealized gains on derivatives, net of $154.6 million. Changes in certain assets and liabilities primarily consisted of $65.7 million in changes in receivables and payables resulting from normal working capital activity, an increase in materials, supplies and fuel of $44.9 million, primarily as a result of increased fuel inventory levels and higher prices, and a change in accrued taxes and prepaid taxes of $17.8 million, primarily as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by a reduction in collateral deposits of $29.1 million, primarily due to reduced collateral requirements with various counterparties to Allegheny’s power contracts and a reduction in regulatory liabilities of $27.9 million as a result of refunding amounts previously collected from customers.

Investing Activities

Cash flows from investing activities are summarized as follows:

	Six Months Ended June 30,
(In millions)	2009	2008
Capital expenditures	$(550.2)	$(478.4)
Proceeds from asset sales	0.2	0.4
Purchase of Merrill Lynch interest in subsidiary	—	(50.0)
Decrease in restricted funds	104.6	58.3
Other investments	(1.4)	(1.5)

Net cash used in investing activities	$(446.8)	$(471.2)

Cash flows used in investing activities for the six months ended June 30, 2009 were $446.8 million and primarily consisted of $550.2 million of capital expenditures, partially offset by a $104.6 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin Scrubber project to pay for construction costs associated with that ongoing project.

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

Financing Activities

Cash flows from financing activities are summarized as follows:

	Six Months Ended June 30,
(In millions)	2009	2008
Issuance of long-term debt	$277.1	$249.1
Repayment of long-term debt	(167.3)	(196.6)
Equity contribution to PATH, LLC by a joint venture partner	0.5	4.5
Distribution on behalf of noncontrolling interest	(0.3)	—
Payments on capital lease obligations	(4.4)	(4.4)
Share-based excess tax benefits	19.7	—
Proceeds from exercise of employee stock options	1.2	16.7
Cash dividends paid on common stock	(50.8)	(50.4)

Net cash provided by financing activities	$75.7	$18.9

Cash flows provided by financing activities for the six months ended June 30 were $75.7 million and primarily consisted of $277.1 million from borrowings primarily under TrAIL Company’s Term Loan and AE Supply’s Revolving Loan and a $19.7 million from share-based excess tax benefits, partially offset by $167.3 million in various debt repayments, and $50.8 million of cash dividends paid on common stock.

Cash flows provided by financing activities for the six months ended June 30, 2008 were $18.9 million and included $249.1 from borrowings primarily under AE Supply’s Revolving Loan partially offset by $196.6 million in various debt repayments, including a $125 million debt repayment under AE Supply’s Term Loan and $50.4 million of cash dividends paid on common stock.

CREDIT RATINGS

The following table lists Allegheny’s credit ratings, as of August 6, 2009:

	Moody’s	S & P	Fitch
AE:
Outlook	Stable	Stable	Stable
Corporate Credit Rating	Not Rated	BBB-	BBB-(a)
Senior Unsecured Debt	Ba1	BB+	BBB-
AE Supply:
Senior Secured Debt	Baa2	BBB	BBB
Senior Unsecured Debt	Baa3	BBB-	BBB-
Monongahela:
First Mortgage Bonds	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
Environmental Control Bonds	Aaa	AAA	AAA
Potomac Edison:
First Mortgage Bonds	Baa1	BBB+	BBB+
Environmental Control Bonds	Aaa	AAA	AAA
West Penn:
Transition Bonds	Aaa	AAA	AAA
First Mortgage Bonds	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
AGC:
Senior Unsecured Debt	Baa3	BBB-	BBB-

(a)	Issuer Default Rating

OTHER MATTERS

Critical Accounting Policies

A summary of critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2008 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” in Allegheny’s Notes to Consolidated Financial Statements, included herein for a summary of recently adopted and recently issued accounting standards that will impact Allegheny.

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

In April 2007, FERC issued an order addressing transmission rate design within the PJM region. In the order, FERC directed the continuation of the zonal “license plate” rate design for all existing transmission facilities within the PJM region, the allocation of costs of new, centrally-planned transmission facilities operating at or above 500 kV on a region-wide “postage stamp” or “socialized” basis, and the development of a detailed “beneficiary pays” methodology for the allocation of costs of new transmission facilities below 500 kV. Subsequently, FERC approved a detailed “beneficiary pays” methodology developed through settlement discussions among several parties to the underlying FERC proceedings. On August 6, 2009, the U. S. Court of Appeals for the Seventh Circuit remanded this decision to FERC for further justification with regard to the allocation of costs for new 500 kV and above transmission facilities but denied petitions for review relating to FERC’s decision with regard to the pricing of existing transmission facilities.

Under the zonal “license plate” rate design for existing transmission facilities, costs associated with such facilities are allocated on a load ratio share basis to load serving entities, such as local distribution utilities, located within the transmission owner’s PJM transmission zone. As a result of this rate design, the load serving entity does not pay for the cost of transmission facilities located in other PJM transmission zones even if the load serving entity engages in transactions that rely on transmission facilities located in other zones. The region-wide “postage stamp” or “socialized” rate design for new, centrally-planned transmission facilities operating at or above 500 kV results in charging all load serving entities within the PJM region a uniform rate based on the aggregated costs of such transmission facilities within the PJM region irrespective of whether the transmission service provided to the load serving entity requires the actual use of such facilities. For the “beneficiary pays” methodology, the costs of new facilities under 500 kV are allocated to load serving entities based on a methodology that considers several factors but is not premised upon the proximity of the load serving entity to the new facilities or the zone in which the new facilities are located.

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

Wholesale Markets. In August 2005, PJM filed at FERC to replace its capacity market with a new Reliability Pricing Model, or “RPM,” to address reliability concerns. On April 20, 2006, FERC issued an initial order that found PJM’s capacity market to be unjust and unreasonable and set a process to resolve features of the RPM that needed to be analyzed further before it could determine whether the RPM is a just and reasonable capacity market process. FERC ordered the implementation of settlement procedures in this proceeding, and AE Supply and the Distribution Companies joined in a settlement agreement that was filed with the FERC on September 29, 2006. The settlement agreement created a locational capacity market in PJM, in which PJM procures needed capacity resources through auctions held three years in advance at prices and in quantities determined by an administratively established demand curve. Under the settlement agreement, capacity needs in PJM are met either through purchases made in the proposed auctions or through commitments by load serving entities (“LSEs”) to self-supply their capacity needs. On December 22, 2006, FERC conditionally approved the settlement agreement, the implementation of which began with the 2007-2008 PJM planning year. Base year capacity auctions were held in April, July and October of 2007, in January and May of 2008 and May of 2009. On June 25, 2007 and again on November 11, 2007, FERC issued orders denying pending requests for rehearing of the December 22, 2006 order and affirming its acceptance of the RPM settlement agreement. Several parties have appealed FERC’s orders approving the RPM settlement, and those appeals are currently pending at the United States Court of Appeals for the District of Columbia Circuit. On May 30, 2008, several parties naming themselves the “RPM Buyers” filed a complaint at FERC seeking a retroactive reduction in the RPM clearing prices for several RPM auctions that have already been conducted. On September 19, 2008, FERC issued an order denying the RPM Buyers’ complaint. Requests for rehearing of the September 19, 2008 order were denied by FERC on June 18, 2009.

On December 12, 2008 PJM filed with FERC a proposal containing several suggested revisions to PJM’s current RPM construct. The PJM filing proposed many changes to the current RPM rules that PJM sought to implement in the RPM base auction covering the 2012-2013 PJM delivery year, which occurred in May 2009. Among other things, the PJM proposal:

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

AE Supply and the Distribution Companies intervened in this proceeding and have been active participants. On February 9, 2009, PJM and a select group of stakeholders filed an offer of settlement in this proceeding that, among other things, reduces the CONE values contained in the December 2008 proposal by ten percent (but leaves the other provisions of the December 12 filing outlined above substantially unchanged). On March 26, 2009, FERC issued an order accepting the major aspects of the offer of settlement filed on February 9, 2009. These RPM changes were implemented for the RPM base auction covering the 2012-2013 PJM Delivery years, which occurred in May of 2009. Requests for rehearing of FERC’s March 26 order are pending at FERC.

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

On September 2, 2008, as supplemented on November 19, 2008, PATH filed its annual update to establish its annual transmission revenue requirements for the 2009 rate year to become effective January 1, 2009. The rates proposed in the annual update were accepted pending the outcome of the proceeding in Docket No. ER08-386 in a Letter Order dated April 23, 2009 in Docket No. ER08-1492-000. On June 1, 2009, as supplemented on June 23, 2009, PATH filed its annual true-up for the annual transmission revenue requirements for the 2008 rate year.

National Interest Electric Transmission Corridor (“NIETC”). In October 2007, the DOE issued a NIETC designation for the Mid-Atlantic corridor that includes the areas where TrAIL and PATH are proposed to be sited. Challenges by several entities to the Mid-Atlantic corridor designation are pending in the United States Court of Appeals for the Ninth Circuit. Briefing has concluded in this proceeding. AE and certain of its subsidiaries are intervenors in this proceeding. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

In February 2009, the United States Circuit Court for the Fourth Circuit ruled on challenges to FERC rules promulgated for siting transmission lines within a NIETC. The Court held, among other things, that a state’s outright denial of a transmission siting application within one year does not constitute withholding of approval within one year, rejecting FERC’s interpretation of the relevant provision of the FPA. The Court denied all requests for rehearing. FERC, the Distribution Companies, TrAIL Company and other parties have filed applications with the United States Supreme Court requesting an extension of time to file a petition for a writ of certiorari.

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

In October 2007, West Penn filed with the Pennsylvania PUC a default service plan. After hearings and an initial decision of a Pennsylvania PUC administrative law judge, in July 2008, the Pennsylvania PUC issued a final order largely approving West Penn’s proposed default service plan, including its full requirements procurement approach and rate mitigation plan. West Penn filed tariff supplements implementing the default service plan in September 2008 and January 2009. On February 6, 2009, West Penn filed a petition with the Pennsylvania PUC requesting approval to advance the first series of default service procurements for residential customers from June 2009 to April 2009 to take advantage of the recent downturn in market prices for power. West Penn’s petition was approved by the Pennsylvania PUC in March 2009 and it began to conduct advanced procurements in April 2009. Also in April 2009, West Penn petitioned to Pennsylvania PUC for approval to further accelerate default service procurements increasing by 550 MW the amount of power that it planned to procure in June 2009. By Order entered May 14, 2009, the Pennsylvania PUC approved the request to advance the procurement of 550 MW, and the procurement occurred in June 2009.

Act 129. In October 2008, Pennsylvania adopted Act 129, which includes a number of measures relating to conservation, demand-side management and power procurement processes. Act 129 requires each EDC with more than 100,000 customers to adopt a plan, approved by the Pennsylvania PUC, to reduce, by May 31, 2010, electric consumption by at least one percent of its expected consumption for June 1, 2009 through May 31, 2010. By May 31, 2013, the total annual weather-normalized consumption is to be reduced by a minimum of three percent, and peak demand is to be reduced by a minimum of four and one-half percent of the EDC’s annual system peak demand. Act 129 also:

•	directs the Pennsylvania PUC to adopt an energy conservation and efficiency program to require EDCs to develop and file, by July 1, 2009, plans to reduce energy demand and consumption; and

•	requires EDCs to file a plan for “smart meter” procurement and installation in August 2009.

West Penn may incur significant capital expenditures in 2010 and beyond to comply with these requirements.

Act 129 also requires EDCs to obtain energy through a prudent mix of contracts, with an emphasis on competitive procurement. The Act includes a “grandfather” provision for West Penn’s procurement and rate mitigation plan, which was previously approved by the Pennsylvania PUC.

On June 30, 2009 West Penn filed its Energy Efficiency and Conservation Plan containing 22 programs to meet its Act 129 demand and consumption reduction obligations. The proposed programs cover most energy-consuming devices of residential, commercial and industrial customers. The Plan also proposes a reconcilable surcharge mechanism to obtain full and current cost recovery of the Plan costs as provided in Act 129. The Plan projected an aggregated cost of the energy efficiency measures in the amount of approximately $94.3 million through mid 2013. The Plan also provides that in August 2009 West Penn will file its plan for the implementation of smart meter technology which is considered essential to meet the demand and consumption reductions of Act 129.

Transmission Expansion. By order entered on December 12, 2008, the Pennsylvania PUC authorized TrAIL Company to construct a 1.2 mile portion of the TrAIL project in Pennsylvania from the proposed 502 Junction Substation in Greene County to the Pennsylvania-West Virginia state line. In the same order, the Pennsylvania PUC also approved an agreement among TrAIL Company, West Penn and Greene County, Pennsylvania in which, among other provisions, TrAIL Company agreed to engage in a collaborative process to identify possible solutions to reliability problems in the Washington County, Pennsylvania area in lieu of the Prexy Facilities that had been a part of the original TrAIL proposal. On July 14, 2009, TrAILCo and other active parties filed with the Pennsylvania PUC a Joint Petition for Settlement based on a consensus by participants in the collaborative process. An intervenor has initiated judicial review of the order by the Commonwealth Court of Pennsylvania and briefing is expected to be complete in August 2009. Oral argument is expected to be scheduled for a later date.

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

Reliability Benchmarks. In May 2004, the Pennsylvania PUC modified its utility specific benchmarks and performance standards for electric distribution system reliability. The benchmarks were set too low for West Penn, resulting in required reliability levels that were unattainable. West Penn appealed the benchmarks to the Pennsylvania PUC. In 2005, the parties to the proceeding, including the Consumer Advocate, the Utility Workers Union of America Local 102, and the Rural Electric Association entered into an agreement settling the proceeding and providing West Penn with attainable reliability benchmarks. The Pennsylvania PUC approved the settlement in an Order issued July 27, 2006. According to the PA PUC Electric Service Reliability in Pennsylvania 2008 report, Allegheny’s overall performance in 2008 was substantially better than its performance during 2007. In 2007, Allegheny’s SAIFI, CAIDI, and SAIDI values were all higher than the adjusted performance standards. In comparison, Allegheny’s 2008 SAIFI, CAIDI and SAIDI values were better than the standards by 7.9%, 17.6%, and 24.1%, respectively. The CAIDI value was 1.2% below the benchmark. The CAIDI three-year average was equal to the standard of 187 minutes, and SAIFI remained at .9% below the three-year standard of 1.16. In May 2009, West Penn is satisfying 7 of the 9 reliability benchmarks and standards approved by the Pennsylvania PUC in its July 2006 order and is making progress to satisfy the remaining two reliability standards.

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

Transmission Expansion. On May 15, 2009, PATH-WV, PATH-Allegheny, PATH-WV LAC and PATH-Allegheny LAC filed an application with the West Virginia PSC for certificates of public convenience and necessity to construct portions of the PATH Project in West Virginia. The West Virginia PSC set July 13, 2009 as the deadline for filing petitions to intervene and has scheduled a status hearing for August 10, 2009. A procedural schedule has not been established. Under West Virginia law, the West Virginia PSC must issue a decision on the application within 400 days after the filing of the application. On August 4, 2009, the West Virginia PSC issued an order that, among other things, establishes a procedural schedule contemplating an evidentiary hearing in this case in February 2010 and a final commission decision by June 21, 2010.

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

On July 10, 2009, Potomac Edison and Monongahela filed a request with the West Virginia PSC for an interim rate increase of $82 million, in advance of their regular annual fuel adjustment, to reflect significant increases in their unrecovered balances of fuel and purchased power costs that have accrued since June 2008 and that have had a negative impact on Monongahela’s liquidity and financial position.

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

On July 2, 2009, Monongahela and Potomac Edison requested authority from the West Virginia PSC to securitize the remaining costs associated with the Fort Martin Scrubber project through the issuance of approximately $105 million in additional environmental control bonds.

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

Transmission Expansion. On May 19, 2009, Potomac Edison on behalf of PATH-Allegheny filed an application with the Maryland PSC for a certificate of public convenience and necessity to construct portions of the PATH Project in Maryland. The Maryland PSC requested briefs on certain preliminary legal issues and has heard oral argument on the issues but has not issued a decision in regard thereto. A procedural schedule, including a deadline for motions to intervene, has not been established.

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

On July 3, 2008, the Maryland PSC issued a further order requiring the utilities to prepare detailed studies of alternatives for possible managed portfolios, with a time horizon out to fifteen years, and to file those studies by October 1, 2008. The Maryland PSC expressly stated that the order, “should not be construed… as a decision to modify in any way, the current SOS procurement practice.” Potomac Edison filed its study with the Maryland PSC on October 1, 2008, and the Maryland PSC held hearings on the matter in December 2008. No order has been issued. In another proceeding, however, the Maryland PSC ordered the utilities to issue an RFP for possible acquisition of demand response resources for the period from 2011 to 2016 and to participate in a working group on development of distributed generation resources. The RFP was issued on January 16, 2009, the Commission issued an order on March 11 approving purchase of most of the resources offered, and the utilities have made the purchases.

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

In December 2006, Potomac Edison filed with the Maryland PSC a proposed Rate Stabilization Ramp-Up Transition Plan designed to transition residential customers from capped generation rates to rates based on market prices. Under the plan as approved by the Maryland PSC, residential customers who did not elect to opt out of the program began paying a surcharge in June 2007. The application of the surcharge will result in an overall rate increase of approximately 15% annually from 2007 through 2010. With the expiration of the residential generation rate caps and the move to generation rates based on market prices on January 1, 2009, the surcharge converted to a credit on customers’ bills. Funds collected through the surcharge during 2007 and 2008, plus interest, are being returned to customers as a credit on their electric bills, thereby reducing the effect of the rate cap expiration. The credit will continue, with adjustments, to maintain rate stability until December 31, 2010 or until all monies collected from customers plus interest are returned. Of Potomac Edison’s more than 217,000 residential customers in Maryland, approximately 8,900, or 4.1%, elected to opt-out of Potomac Edison’s plan.

Advanced Metering and Demand Side Management Initiatives. On June 8, 2007, the Maryland PSC established a new case to consider advanced meters and demand side management programs. The Staff of the Maryland PSC filed its report on these matters on July 6, 2007. On September 28, 2007, the Maryland PSC issued an order in this case that required the utilities to file detailed plans for how they will meet a proposal—”EmPOWER Maryland”—that electric usage in Maryland be reduced by 15% by 2015. On October 26, 2007, Potomac Edison filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order. The Maryland PSC conducted hearings on Potomac Edison’s and other utilities’ plans in November 2007 and further hearings on May 7, 2008.

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

Moratorium on Service Terminations. On March 11, 2009, the Maryland PSC issued an order suspending until further notice the right of all electric and gas utilities in the state to terminate service to residential customers for non-payment of bills. The order directed the utilities and other interested parties to meet and devise proposals for offering payment plans to all residential customers, not just low-income customers. On April 1, the Commission Staff and utilities filed a plan providing for more and longer payment plans, and for a temporary suspension of requests to customers for increased deposits. The Commission held a hearing on the matter on April 7, 2009, and subsequently issued an order making various rule changes relating to terminations, payment plans, and customer deposits that make it more difficult for Maryland utilities to collect deposits or to terminate service for non-payment. Potomac Edison and several other utilities filed requests for reconsideration of various parts of the order on May 26, 2009.

Virginia

Transmission Expansion. On October 7, 2008, the Virginia State Corporate Commission (the “Virginia SCC”) issued an order authorizing construction of the TrAIL project in Virginia. Various intervenors have initiated judicial review of the order by the Virginia Supreme Court. Briefing is complete and oral argument is expected in September 2009.

On May 19, 2009, PATH-VA filed an application with the Virginia SCC for a certificate of public convenience and necessity to construct portions of the PATH Project in Virginia. The Virginia SCC has established a procedural schedule that includes a deadline of July 27, 2009 for the filing of notices of participation, public comment hearings in early August 2009 and an evidentiary hearing commencing on January 19, 2010.

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

Potomac Edison successfully procured power in mid-December 2008 to cover load for the settlement period through 2011, and AE Supply was the successful bidder with respect to a substantial portion of these requirements. On June 5, 2009, Potomac Edison filed a request for a transmission rate adjustment clause to collect $1.0 million of third-party transmission costs that it expects to incur between January 1, 2009 and August 31, 2010, as permitted by the settlement. Potomac Edison has proposed to recover this amount from its retail customers over the rate period from September 1, 2009 through August 31, 2010.

On May 15, 2009, the Virginia State Corporation Commission issued an order concerning an April 29 request by its subsidiary, The Potomac Edison Company, to recover purchased power costs to serve its Virginia customers. The Commission’s order grants an interim rate increase of approximately $19.4 million, subject to refund, effective July 1, 2009. The interim rate is temporary and subject to refund until the Commission issues a final order setting the company’s purchased power factor. The Commission also has established a procedural schedule which includes a public hearing on October 21, 2009.

On May 4, 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative for cash proceeds of approximately $340 million, subject to state and federal regulatory approval, certain third-party consents and applicable price adjustments. See Note 3, “Assets Held for Sale” to the Consolidated Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2008 Annual Report on Form 10-K for additional information relating to market risk.

Market Risk

Allegheny is exposed to market risk arising from the changes in commodity prices. To manage these risks, Allegheny uses derivatives and physical transactions to reduce its risk in physical assets. To ensure prudent risk management practices and compliance with corporate risk policies, Allegheny assesses, monitors and mitigates market risk exposure in accordance with the guidelines of its Corporate Risk Management Business Practices.

Allegheny uses various methods to measure its exposure to market risk on a daily basis, including a value at risk model (“VaR”). VaR is a statistical model that measures the variability of value and predicts the risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and monitor positions. Allegheny calculates VaR using the Monte-Carlo technique by simulating thousands of scenarios sampling from the probability distribution of uncertain market variables. In addition to analyzing VaR, Allegheny routinely performs stress and scenario analyses to measure extreme losses due to exceptional events. Also, VaR models are back-tested to ensure their accuracy and reliability.

Allegheny calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a marked-to-market basis. These wholesale energy market positions consist of derivatives in power and natural gas excluding FTRs. The FTRs are excluded from the VaR measurement as they are generally considered economic hedges of the congestion costs that will be incurred to serve Allegheny’s load obligation. As of June 30, 2009 and June 30, 2008, this calculation yielded a VaR of $1 million and $10 million, respectively. This VaR decrease is primarily due to a decrease in the transactions being accounted for on a mark-to-market basis as described in Note 8, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s Consolidated Balance Sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time. As described in Note 8, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements, Allegheny recorded $64.2 million and $50.8 million of unrealized losses attributable to FTRs during the three and six months ended June 30, 2009, respectively.

Credit Risk

Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. Allegheny evaluates the credit standing of a prospective counterparty based on the prospective counterparty’s financial condition. Where deemed necessary, Allegheny may impose specified collateral requirements and use standardized agreements that facilitate netting of cash flows. Allegheny’s internal risk management group monitors the financial conditions of existing counterparties on an ongoing basis.

See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2008 Annual Report on Form 10-K and Note 8, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information relating to credit risk.

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

Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2009, there have been no changes in AE’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Allegheny is involved in litigation and other legal disputes in the ordinary course of business. See Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the 2008 Annual report on form 10-K. The risk factors set forth below were disclosed in the 2008 Annual Report on Form 10-K and have been updated to provide additional information.

Shifting state and federal regulatory policies impose risks on Allegheny’s operations. Compliance with emerging regulatory initiatives could require Allegheny to incur significant costs. Delays, discontinuations or reversals of electricity market restructurings in the markets in which Allegheny operates could have an adverse effect on its business.

Allegheny’s operations are subject to evolving regulatory policies, including initiatives regarding deregulation and re-regulation of the production and sale of electricity, the restructuring of transmission regulation and energy efficiency and conservation. Any new requirements arising from these actions could lead to increased operating expenses and capital expenditures, the full amount of which cannot be predicted at this time.

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

In Pennsylvania, many of the state’s electric utilities, including Allegheny, are scheduled to transition to market rates in 2010 and 2011, when applicable generation rate caps expire. Significant price increases in other states following the end of such regulatory transition periods have created a heightened political concern regarding price volatility in Pennsylvania following the expiration of its rate caps. In September 2007, a special legislative session was convened in Pennsylvania to consider various energy proposals. During the special session, several proposed bills involving the extension of rate caps were introduced. Currently, generation rate caps for Allegheny’s Pennsylvania customers expire at the end of 2010. While the Pennsylvania General Assembly adopted legislation in October 2008 that includes a number of conservation and demand-side management measures and procurement procedures, it does not address rate mitigation or the transition to market rates. However, there can be no assurance that the Pennsylvania legislature will not adopt such measures in the future. See “Regulatory Matters.”

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

In addition, as a result of FERC’s efforts to implement a long-term rate design for the Midwest and Mid-Atlantic regions, the Distribution Companies may not fully recover their transmission costs and may have costs shifted to them from other transmission owners. Due to capped rates and the timing of state rate cases, the Distribution Companies may not be able to pass through increased transmission costs to these retail customers for some period of time. See “Regulatory Matters.”

Furthermore, some of the states in which Allegheny operates have enacted or are considering various energy efficiency and conservation programs, which could prove costly for Allegheny. In 2008, for example, Pennsylvania adopted Act 129, which includes a number of provisions relating to conservation, demand-side management and power procurement processes. Among other things, Act 129 requires the implementation of smart meter technology, in connection with which Allegheny expects to incur substantial costs. Although Act 129 includes cost recovery provisions, any delay in or denial of cost recovery could adversely affect Allegheny. Additionally, failure to comply with Act 129 could result in significant penalties. See “Regulatory Matters.”

Allegheny is currently involved in capital intensive projects that may involve various implementation and financial risks.

Allegheny currently is involved in a number of capital intensive projects, including the TrAIL Project, the PATH Project, the installation of Scrubbers at the Fort Martin and Hatfield’s Ferry generation facilities and the implementation of smart meter and other information technology necessary to comply with Pennsylvania’s recently-enacted Act 129. Allegheny’s ability to successfully complete these projects in a timely manner, within established budgets and without significant operational disruptions is contingent upon many variables, many of which are outside of its control. Failure to complete these projects as planned may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition.

Additionally, Allegheny has contracted with specialized vendors in connection with these projects, and may in the future enter into additional such contracts with respect to these and other capital projects. As such, Allegheny is exposed to the risk that these contractors may not perform as required under their contracts. Such a failure could occur for any number of reasons. Among other things, it is possible that the prevailing constrained credit markets and overall negative economic conditions may affect the ability of Allegheny’s contractors, subcontractors, suppliers and vendors to access the capital markets and maintain adequate liquidity to sustain their respective businesses. Should this occur, Allegheny may be forced to find alternate arrangements, which may cause delay and/or increased costs. Allegheny can provide no assurance that it would be able to make such alternate arrangements on terms acceptable to it or at all. Any inability to make such alternate arrangements or any substantial delays or increases in costs associated therewith may have an adverse effect on Allegheny’s business, results of operations, cash flow and financial condition. For additional information regarding Act 129, see “Regulatory Matters.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The stockholders of AE voted on four items at its Annual Meeting of Stockholders held on May 21, 2009:

(1)	the election of 10 directors to terms ending in 2010;
(2)	a proposal to ratify the appointment of Deloitte & Touche LLP as AE’s independent auditor;

(3)	a proposal to approve the Allegheny Energy, Inc. Annual Incentive Plan; and
(4)	a stockholder proposal relating to special stockholder meetings.

The nominees for director were elected based upon the following votes:

Nominees for Director	Votes For	Votes Withheld
H. Furlong Baldwin	128,383,046	15,635,020
Eleanor Baum	129,042,658	14,975,408
Paul J. Evanson	128,388,501	15,629,565
Cyrus F. Freidheim, Jr.	129,460,717	14,557,349
Julia L. Johnson	128,860,512	15,157,554
Ted J. Kleisner	129,027,513	14,990,553
Christopher D. Pappas	129,096,803	14,921,263
Steven H. Rice	129,372,904	14,645,162
Gunnar E. Sarsten	128,006,833	16,011,233
Michael H. Sutton	123,878,046	20,140,020

The other items described above received the following votes:

Item	Votes For	Votes Against	Abstentions	Broker Non-Votes
(2)	142,203,911	1,571,740	242,415	0
(3)	138,247,122	5,058,093	712,851	0
(4)	63,564,751	57,684,097	2,608,612	20,160,606

ITEM 5. OTHER INFORMATION

Effective January 1, 2009, Allegheny adopted SAFS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The adoption of SFAS 160 did not have a material impact on Allegheny’s financial condition, results of operations or cash flows, although it did impact the presentation and disclosure of noncontrolling interests (previously referred to as minority interests) in Allegheny’s consolidated financial statements. Under SFAS 160, noncontrolling interests are reported in the consolidated statement of financial position as a separate component within equity, and consolidated net income and consolidated comprehensive income are adjusted to include amounts attributable to the noncontrolling interest. In accordance with the retrospective presentation and disclosure requirements of SFAS 160, Allegheny reflected the change in presentation and disclosure for all periods presented in its quarterly report on Form 10-Q for the quarter ended March 31, 2009 and in this quarterly report on Form 10-Q for the quarter ended June 30, 2009. Allegheny will also reflect the change in presentation and disclosure for all periods presented in future filings.

In future filings, amounts previously reported as minority interests in Allegheny’s consolidated balance sheets ($13.2 million and $10.7 million at December 31, 2007 and 2006, respectively) will be reported under SFAS 160 as noncontrolling interests, a component of equity.

In addition, $0.4 million, $3.1 million and $2.6 million previously reported as minority interest expense for the years ended December 31, 2008, 2007 and 2006, respectively, will be reported under SFAS 160 as net income attributable to noncontrolling interests, a component of net income.

EXHIBIT INDEX

Documents

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: August 7, 2009	By:	/s/ Kirk R. Oliver
Kirk R. Oliver Senior Vice President and Chief Financial Officer