Form 10-Q
period 2010-03-31
ALLEGHENY ENERGY, INC
filed 2010-05-07
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2010, 169,578,804 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

GLOSSARY

I.	The following abbreviations and names are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AESC	Allegheny Energy Service Corporation, a subsidiary of AE
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-Allegheny MD	PATH-Allegheny Maryland Transmission Company, LLC
PATH-Allegheny VA	PATH-Allegheny Virginia Transmission Corporation
PATH WV	PATH West Virginia Transmission Company, LLC
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company
West Penn	West Penn Power Company, a regulated subsidiary of AE

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

Clean Air Act	Clean Air Act of 1970
CO2	Carbon dioxide
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
ENEC	Expanded Net Energy Clause
FERC	Federal Energy Regulatory Commission, an independent commission within the DOE
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles used in the United States of America
HDD	Heating Degree-Days
kW	Kilowatt, which is equal to 1,000 watts
kWh	Kilowatt-hour, a unit of electric energy equivalent to one kW operating for one hour
Maryland PSC	Maryland Public Service Commission
MW	Megawatt, which is equal to 1,000,000 watts
MWh	Megawatt-hour, a unit of electric energy equivalent to one MW operating for one hour
NERC	North American Electric Reliability Corporation
NOX	Nitrogen Oxide
NSR	The New Source Performance Review Standards, or “New Source Review,” applicable to facilities deemed “new” sources of emissions by the EPA
PATH	Potomac-Appalachian Transmission Highline
Pennsylvania PUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PLR	Provider-of-last-resort
PURPA	Public Utility Regulatory Policies Act of 1978
RPM	Reliability Pricing Model, which is PJM’s capacity market
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
Scrubbers	Flue-gas desulfurization equipment
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SOS	Standard Offer Service
T&D	Transmission and distribution
TrAIL	Trans-Allegheny Interstate Line
Virginia SCC	Virginia State Corporate Commission
West Virginia PSC	Public Service Commission of West Virginia

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2010	2009
Operating revenues	$1,048.9	$957.2

Operating expenses:
Fuel	317.9	259.0
Purchased power and transmission	148.9	133.9
Deferred energy costs, net	8.0	(17.0)
Operations and maintenance	218.7	167.2
Depreciation and amortization	79.9	68.5
Taxes other than income taxes	57.0	55.8

Total operating expenses	830.4	667.4

Operating income	218.5	289.8
Other income (expense), net	2.4	2.5
Interest expense	76.9	57.3

Income before income taxes	144.0	235.0
Income tax expense	55.8	100.9

Net income	88.2	134.1
Net income attributable to noncontrolling interest	—	(0.2)

Net income attributable to Allegheny Energy, Inc.	$88.2	$133.9

Earnings per common share attributable to Allegheny Energy, Inc.:
Basic	$0.52	$0.79
Diluted	$0.52	$0.79

Average common shares outstanding:
Basic	169.7	169.4
Diluted	170.1	169.9

Dividends per common share	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash Flows From Operating Activities:
Net income.	$88.2	$134.1
Adjustments for non-cash items included in income:
Depreciation and amortization	79.9	68.5
Amortization of debt related costs	5.8	2.8
Amortization of liability for adverse power purchase commitment	(4.5)	(4.4)
Gain on disposal or retirement of assets	—	(0.2)
Provision for uncollectible accounts	3.3	1.9
Deferred income taxes and investment tax credit, net	47.1	98.1
Deferred energy costs, net	8.0	(17.0)
Unrealized (gains) or losses on derivative contracts, net	7.8	(33.2)
Employee benefit expenses	25.6	13.7
Contributions to pension and OPEB plans	(2.6)	(1.7)
Deferred revenue—Fort Martin scrubber project	0.6	3.4
Deferred revenue—Virginia	—	(15.4)
Deferred revenue/expense—energy efficiency programs	5.0	—
Uncollected transmission revenue	(15.5)	(2.3)
Other, net	(1.5)	1.1
Share-based excess tax benefits included in cash flows from financing activities	—	(20.0)
Changes in certain assets and liabilities:
Accounts receivable, net	(49.8)	(61.8)
Materials, supplies and fuel	17.7	(42.4)
Prepaid taxes	(39.1)	(39.9)
Collateral deposits	(6.3)	(73.3)
Accounts payable	27.8	15.1
Accrued taxes	(14.6)	(49.5)
Accrued interest	21.4	10.5
Regulatory assets and liabilities	(7.8)	18.1
Assets and liabilities held for sale	(8.0)	—
Other operating assets and liabilities	(9.9)	1.2

Net cash provided by operating activities	178.6	7.4

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Three Months Ended March 31,
(In millions)	2010	2009
Cash Flows From Investing Activities:
Capital expenditures	(266.9)	(254.1)
Decrease in restricted funds	23.3	58.9
Deconsolidation of PATH WV	(3.4)	—
Other investments	(0.9)	(1.3)

Net cash used in investing activities	(247.9)	(196.5)

Cash Flows From Financing Activities:
Issuance of long-term debt	613.0	97.7
Repayment of long-term debt	(616.8)	(57.2)
Payments on capital lease obligations	(2.2)	(2.2)
Share-based excess tax benefits	—	20.0
Cash dividends paid on common stock	(25.4)	(25.4)

Net cash provided by (used in) financing activities	(31.4)	32.9

Net decrease in cash and cash equivalents	(100.7)	(156.2)
Cash and cash equivalents at beginning of period	286.6	362.1

Cash and cash equivalents at end of period	$185.9	$205.9

Supplemental Cash Flow Information:
Cash paid during the period for interest (net of amounts capitalized)	$49.5	$43.8
Accounts payable at March 31 relating to capital expenditures	$150.1	$161.7

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In millions)	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$185.9	$286.6
Accounts receivable:
Customer	271.2	188.2
Unbilled utility revenue	98.0	116.4
Wholesale and other	46.5	64.4
Allowance for uncollectible accounts	(15.5)	(14.0)
Materials and supplies	112.2	110.6
Fuel	187.7	206.4
Deferred income taxes	39.0	81.5
Prepaid taxes	87.6	48.4
Collateral deposits	20.1	20.8
Derivative assets	24.4	4.6
Restricted funds	16.8	25.9
Regulatory assets	129.0	132.7
Assets held for sale	39.1	32.4
Other	37.3	40.4

Total current assets	1,279.3	1,345.3

Property, Plant and Equipment:
Generation	7,513.5	7,469.4
Transmission	1,312.6	1,313.2
Distribution	3,823.0	3,784.4
Other	439.1	440.7
Accumulated depreciation	(5,160.0)	(5,104.9)

Subtotal	7,928.2	7,902.8
Construction work in progress	912.7	800.6
Property, plant and equipment held for sale, net	257.3	253.7

Total property, plant and equipment, net	9,098.2	8,957.1

Other Noncurrent Assets:
Regulatory assets	723.7	717.3
Goodwill	367.3	367.3
Restricted funds	45.9	60.2
Investments in unconsolidated affiliates	44.1	26.7
Derivative assets	36.7	—
Other	105.0	115.2

Total other noncurrent assets	1,322.7	1,286.7

Total Assets	$11,700.2	$11,589.1

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(unaudited)

(In millions, except share amounts)	March 31, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	$167.0	$140.8
Accounts payable	412.7	411.4
Accrued taxes	65.8	87.3
Payable to PJM for FTRs	24.9	31.7
Derivative liabilities	7.8	24.4
Regulatory liabilities	20.9	37.4
Accrued interest	89.7	68.3
Security deposits	52.5	51.0
Liabilities associated with assets held for sale	8.9	10.1
Other	108.8	123.2

Total current liabilities	959.0	985.6

Long-term Debt	4,397.7	4,417.0
Deferred Credits and Other Liabilities:
Derivative liabilities	5.8	6.7
Income taxes payable	87.6	85.7
Investment tax credit	61.0	61.6
Deferred income taxes	1,537.2	1,501.3
Regulatory liabilities	468.8	461.2
Pension and other postretirement employee benefit plan liabilities	619.2	597.4
Adverse power purchase commitment	109.9	114.4
Liabilities associated with assets held for sale	51.2	53.1
Other	176.8	177.0

Total deferred credits and other liabilities	3,117.5	3,058.4

Commitments and Contingencies (Note 17)
Equity:
Common stock—$1.25 par value per share, 260,000,000 shares authorized and 169,629,317 and 169,620,917 shares issued at March 31, 2010 and December 31, 2009, respectively	212.0	212.0
Other paid-in capital	1,974.1	1,970.2
Retained earnings	1,085.5	1,022.7
Treasury stock at cost—51,313 shares at March 31, 2010 and December 31, 2009, respectively	(1.8)	(1.8)
Accumulated other comprehensive loss	(43.8)	(89.9)

Total Allegheny Energy, Inc. common stockholders’ equity	3,226.0	3,113.2
Noncontrolling interest	—	14.9

Total equity	3,226.0	3,128.1

Total Liabilities and Equity	$11,700.2	$11,589.1

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2009	169,569,604	$212.0	$1,970.2	$1,022.7	$(1.8)	$(89.9)	$3,113.2	$14.9	$3,128.1
Net income	—	—	—	88.2	—	—	88.2	—	88.2
Defined benefit pension and other benefit plans:
Net loss during period, net of tax of $0.3	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Amortization, net of tax of $0.6	—	—	—	—	—	0.8	0.8	—	0.8
Cash flow hedges, net of tax of $29.0	—	—	—	—	—	45.7	45.7	—	45.7
Deconsolidation of PATH WV	—	—	—	—	—	—	—	(14.9)	(14.9)
Dividends on common stock	—	—	—	(25.4)	—	—	(25.4)	—	(25.4)
Stock-based compensation expense:
Non-employee director stock awards	3,000	—	0.2	—	—	—	0.2	—	0.2
Stock options	—	—	1.5	—	—	—	1.5	—	1.5
Performance shares	—	—	2.0	—	—	—	2.0	—	2.0
Exercise of stock options	5,400	—	0.1	—	—	—	0.1	—	0.1
Other	—	—	0.1	—	—	—	0.1	—	0.1

Balance at March 31, 2010	169,578,004	$212.0	$1,974.1	$1,085.5	$(1.8)	$(43.8)	$3,226.0	$—	$3,226.0

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2008	169,364,394	$211.8	$1,952.5	$731.6	$(1.8)	$(43.3)	$2,850.8	$4.9	$2,855.7
Net income	—	—	—	133.9	—	—	133.9	0.2	134.1
Defined benefit pension and other benefit plan amortization, net of tax of $0.6	—	—	—	—	—	0.8	0.8	—	0.8
Cash flow hedges, net of tax of $13.3	—	—	—	—	—	21.1	21.1	—	21.1
Dividends on common stock	—	—	—	(25.4)	—	—	(25.4)	—	(25.4)
Stock-based compensation expense:
Non-employee director stock awards	13,201	—	0.2	—	—	—	0.2	—	0.2
Stock options	—	—	1.7	—	—	—	1.7	—	1.7
Performance shares	—	—	1.6	—	—	—	1.6	—	1.6
Restricted shares	17,850	—	—	—	—	—	—	—	—
Exercise of stock options	3,600	—	—	—	—	—	—	—	—
Share-based excess tax benefits	—	—	20.0	—	—	—	20.0	—	20.0

Balance at March 31, 2009	169,399,045	$211.8	$1,976.0	$840.1	$(1.8)	$(21.4)	$3,004.7	$5.1	$3,009.8

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 1: BUSINESS AND BASIS OF PRESENTATION

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

The Merchant Generation segment includes Allegheny’s unregulated electric generation operations including Allegheny Energy Supply Company, LLC (“AE Supply”) and AE Supply’s interest in Allegheny Generating Company (“AGC”). AE Supply owns, operates and controls electric generation capacity and supplies and trades energy and energy-related commodities. AGC owns and sells generation capacity to AE Supply and Monongahela Power Company (“Monongahela”), which own approximately 59% and 41% of AGC, respectively. The Merchant Generation segment is subject to federal and state regulation but, unlike the Regulated Operations segment, is not generally subject to state regulation of rates.

The Regulated Operations segment includes the operations of Monongahela, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”), which primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia, Maryland and Virginia. Monongahela also owns and operates electric generation facilities in West Virginia and has a 41% interest in AGC. The Distribution Companies are subject to federal and state regulation, including state regulation of rates.

The Regulated Operations segment also includes the operations of Trans-Allegheny Interstate Line Company (“TrAIL Company”) and Allegheny’s interests in Potomac-Appalachian Transmission Highline, LLC (“PATH, LLC”). These entities were created to construct or facilitate the construction of high voltage transmission lines and other transmission facilities, including the Trans-Allegheny Interstate Line (“TrAIL”) and the Potomac-Appalachian Transmission Highline (“PATH”). TrAIL Company and PATH, LLC are subject to the regulation of rates by the Federal Energy Regulatory Commission (“FERC”). PATH, LLC is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of AE owns 100% of the Allegheny Series and owns 50% of the West Virginia Series (“PATH WV”), which is a joint venture with a subsidiary of American Electric Power Company, Inc. (“AEP”). Allegheny accounts for its interest in PATH WV using the equity method of accounting, effective January 1, 2010. See Note 3, “Recently Adopted and Recently Issued Accounting Standards” for additional information.

In May 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia. See Note 4, “Assets Held for Sale” for additional information.

Allegheny Energy Service Corporation (“AESC”) is a wholly-owned subsidiary of AE that employs substantially all of Allegheny’s personnel.

Financial Statement Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), Allegheny’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These unaudited Consolidated Financial Statements should be read in conjunction with Allegheny’s Consolidated Financial Statements and Notes in its Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Allegheny’s financial position, results of operations, cash flows and changes in equity for the periods presented therein. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in revenues, fuel and energy purchases and other factors. The year-end 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation, including a change in the composition of reportable segments made during the fourth quarter of 2009.

NOTE 2: MERGER AGREEMENT

On February 10, 2010, AE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FirstEnergy Corp. (“FirstEnergy”) and Element Merger Sub, Inc. (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub, which is wholly owned by FirstEnergy, will merge with and into AE (the “Merger”), with AE continuing as the surviving corporation and a wholly owned subsidiary of FirstEnergy. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to AE stockholders.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of AE common stock, including grants of restricted common stock, will automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy (the “Exchange Ratio”).

All options to purchase shares of AE common stock under AE’s stock plans, whether vested or unvested, will automatically be converted into options to acquire a number of shares of FirstEnergy common stock that reflects the Exchange Ratio at an equitably adjusted option price and otherwise on the same terms and conditions. All awards of AE restricted stock that have not already vested in accordance with their terms as of immediately prior to the closing of the Merger will automatically be converted into the right to receive similarly restricted shares of FirstEnergy common stock based on the Exchange Ratio. Likewise, any performance shares and restricted stock units that have not already vested in accordance with their terms as of immediately prior to the closing of the Merger will automatically be converted into performance shares or stock units in respect of FirstEnergy common stock based on the Exchange Ratio as equitably adjusted as appropriate to reflect resulting changes in their underlying terms.

Upon the closing of the Merger, FirstEnergy’s Board of Directors will be increased from 11 to 13 members, and two of AE’s current Board members will be appointed to FirstEnergy’s Board. Paul J. Evanson, currently Chairman, President and Chief Executive Officer of AE, will become the Executive Vice Chairman of FirstEnergy upon the closing.

Completion of the Merger is subject to various customary conditions, including, among others, (i) requisite approvals of AE and FirstEnergy stockholders, (ii) effectiveness of the registration statement for the FirstEnergy common stock to be issued in the Merger, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

waiting period, (iv) receipt of all required regulatory approvals from, among others, the FERC and certain state public service and utility commissions, (v) the absence of any governmental action challenging or seeking to prohibit the Merger and (vi) the absence of any material adverse effect with respect to either AE or FirstEnergy.

The Merger Agreement contains customary representations, warranties and covenants of AE and FirstEnergy, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and completion of the Merger, (ii) not to engage in certain kinds of transactions during this interim period, (iii) to hold a stockholder meeting to put these matters before their stockholders for consideration and (iv) to use their reasonable best efforts to take all actions necessary to obtain all governmental and regulatory approvals, subject to certain limitations. Each of AE and FirstEnergy is also subject to a “no shop” restriction on its ability to solicit alternative acquisition proposals, provide information or engage in discussion with third parties, except under limited circumstances to permit AE’s or FirstEnergy’s board of directors to comply with their respective fiduciary duties.

The Merger Agreement contains certain termination rights for both AE and FirstEnergy and further provides that, upon termination of the Merger Agreement under specified circumstances, AE may be required to pay FirstEnergy a termination fee of $150 million and FirstEnergy may be required to pay AE a termination fee of $350 million. In each case, the terminating party may be required to reimburse the other party for up to $45 million of its reasonable out-of-pocket transaction expenses. The Merger Agreement also provides that under specified circumstances under which a termination fee is not otherwise payable, AE or FirstEnergy may be required to reimburse the non-terminating party for up to $45 million of its reasonable out-of-pocket transaction expenses.

On March 23, 2010, FirstEnergy filed with the SEC a registration statement on Form S-4 containing a preliminary joint proxy statement and prospectus relating to the proposed Merger. Allegheny and FirstEnergy currently anticipate completing the merger in the first half of 2011.

NOTE 3: RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidations and Variable Interest Entities

Allegheny adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” on January 1, 2010. Under this new guidance, consolidation of a variable interest entity (“VIE”) is required by an enterprise (the “primary beneficiary”), if any, that is determined qualitatively to have both the power to direct the activities that most significantly impact the VIE’s economic success and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the prior guidance, the primary beneficiary (consolidator) of a VIE was the party that absorbed a majority of the expected losses or the majority of the expected residual returns of the VIE using a quantitative analysis.

Through December 31, 2009 Allegheny consolidated PATH WV for financial statement purposes because Allegheny determined that PATH WV was a VIE and determined that Allegheny was its primary beneficiary under the prior accounting standard. Allegheny determined that it is not the primary beneficiary of PATH WV under the new accounting standard and deconsolidated PATH WV for financial statement purposes, effective January 1, 2010. Allegheny did not retrospectively apply this new guidance by deconsolidating PATH WV in its financial statements for periods prior to January 1, 2010. The deconsolidation of PATH WV did not impact retained earnings or net income attributable to Allegheny Energy, Inc. See Note 16 “Variable Interest Entities” for additional information.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Fair Value Measurements and Disclosures

Allegheny adopted the FASB’s ASU on “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” in January 2010. The ASU added new requirements for disclosures about transfers into and out of fair value Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Allegheny’s adoption of this ASU did not affect its results of operations or financial position.

NOTE 4: ASSETS HELD FOR SALE

On May 4, 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia (the “VA Distribution Business”) to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative (together, the “Cooperatives”) in exchange for cash proceeds of approximately $340 million, subject to adjustment for changes in assets and liabilities through the closing date, including depreciation of the assets on a regulatory basis. In addition, Potomac Edison agreed to negotiate in good faith for the purchase of certain West Virginia distribution operations from Shenandoah Valley Electric Cooperative. The transaction is subject to state and federal regulatory approvals, certain third-party consents and other conditions to closing.

On January 29, 2010, consultants retained by the Staff of the Virginia State Corporation Commission (the “Virginia SCC”) filed testimony analyzing the transaction. Potomac Edison and the Cooperatives filed rebuttal testimony on February 12, 2010. The Virginia SCC held a hearing regarding this matter beginning on March 2, 2010 at which witnesses for Potomac Edison, the Cooperatives and the Staff of the Virginia SCC provided testimony. On April 27, 2010, Potomac Edison, the Cooperatives, the Consumer Counsel Division of the Virginia Office of the Attorney General and Frederick County filed a stipulation agreement with the Virginia SCC. Under the stipulation agreement, Potomac Edison would contribute $27.5 million between July 1, 2011 and July 1, 2014 to reduce the impact of any rate increases, and would contribute an additional $35 million to be applied to decrease the purchase price from $340 million to $305 million, subject to adjustment for changes in assets and liabilities through the closing date, including depreciation of the assets on a regulatory basis. Also, under the stipulation agreement, the Cooperatives would defer collection of $5 million in rates, would not increase base rates before July 1, 2014 and would limit distribution rate increases for 2014, 2015 and 2016 so that total customer bills do not increase by more than 5% annually. The Virginia SCC held a hearing on the stipulation agreement on May 3, 2010 and will make a final determination approving or denying the transfer. The VA Distribution Business is included in the Regulated Operations segment.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Assets and liabilities relating to the VA Distribution Business have been classified as “held for sale” in Allegheny’s consolidated balance sheets, and depreciation expense on those assets has ceased. The operating results of the VA Distribution Business have not been reported as discontinued operations because AE Supply will continue to provide the majority of the power to serve the customers of this business under a power sales agreement through June 30, 2011. Assets held for sale and liabilities associated with assets held for sale were as follows:

(In millions)	March 31, 2010	December 31, 2009
Current Assets:
Accounts receivable	$36.8	$31.2
Materials and supplies	1.7	0.7
Regulatory assets	0.6	0.5

Total current assets	39.1	32.4
Property, Plant and Equipment:
Distribution property, plant and equipment	347.9	344.9
Accumulated depreciation	(90.6)	(91.2)

Property, plant and equipment, net	257.3	253.7

Total assets held for sale	$296.4	$286.1

Current Liabilities:
Customer deposits	$5.6	$5.5
Regulatory liabilities	1.5	3.7
Other	1.8	0.9

Total current liabilities	8.9	10.1
Deferred Credits and Other Liabilities:
Regulatory liabilities	51.2	51.8
Other	—	1.3

Total deferred credits and other liabilities	51.2	53.1

Total liabilities associated with assets held for sale	$60.1	$63.2

NOTE 5: RATES AND REGULATION

On August 13, 2009, Monongahela and Potomac Edison filed with the Public Service Commission of West Virginia (the “West Virginia PSC”) a request to increase retail rates by approximately $122.1 million annually, effective June 10, 2010. On January 12, 2010, Monongahela and Potomac Edison filed supplemental testimony discussing a tax treatment change that would result in a revenue requirement that is approximately $7.7 million lower than the requirement included in the original filing. In addition, in December 2009, subsidiaries of Monongahela and Potomac Edison completed a securitization transaction to finance certain costs associated with the installation of flue-gas desulfurization equipment (“Scrubbers”) at the Fort Martin generating facility, which costs would otherwise have been included in the request for rate recovery. Monongahela and Potomac Edison ultimately requested an increase in retail rates of approximately $95 million, rather than $122.1 million, annually. On April 2, 2010, Monongahela and Potomac Edison filed with the West Virginia PSC a Joint Stipulation and Agreement of Settlement (the “West Virginia Stipulation”) reached with the other parties in the proceeding. The West Virginia Stipulation provides for:

•	a $40 million annualized base rate increase effective June 29, 2010;

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

•	the deferral of February 2010 storm restoration expenses in West Virginia over a maximum five-year period;

•	an additional $20 million annualized base rate increase effective January 2011;

•	a decrease of $20 million in Expanded Net Energy Clause (“ENEC”) rates effective January 2011, which amount is deferred for later recovery in 2012; and

•	a moratorium on filing for further increases in base rates in West Virginia before December 1, 2011, except under specified circumstances.

The West Virginia PSC conducted a hearing on the West Virginia Stipulation on April 6, 2010, but to date has not issued a final order in the proceeding.

NOTE 6: REGULATORY ASSETS AND LIABILITIES

Allegheny’s regulated utility operations are subject to regulated, industry-specific accounting provisions. Regulatory assets represent probable future revenues associated with incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process or amounts collected for costs not yet incurred. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets were as follows:

(In millions)	March 31, 2010	December 31, 2009
Regulatory assets, including current portion:
Income taxes (a)(b)	$233.4	$234.9
Pension benefits and postretirement benefits other than pensions (a)(c)	390.6	396.5
Pennsylvania Competitive Transition Charge (“CTC”) reconciliation (d)	0.8	5.0
Unamortized loss on reacquired debt (a)(e)	37.4	26.8
Unrealized loss on decreased fair value of financial transmission rights (f)	1.7	1.7
Deferred ENEC charges (f)	97.9	109.5
Transmission revenue requirement (g)	48.3	29.8
Other (h)	42.6	45.8

Subtotal	852.7	850.0
Regulatory liabilities, including current portion:
Net asset removal costs (i)	379.9	374.2
Income taxes	29.0	29.3
SO2 allowances	12.6	12.8
Fort Martin Scrubber project – environmental control surcharge	40.7	40.1
Maryland rate stabilization and transition plan surcharge	19.3	30.1
Other	8.2	12.1

Subtotal	489.7	498.6

Net regulatory assets	$363.0	$351.4

(a)	Does not earn a return.
(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.
(c)	Amount is being recovered over various periods up to 13 years.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(d)	Recorded amount includes an 11% return earned through 2005. No additional return will be earned through the 2010 recovery period.
(e)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.
(f)	Includes amounts that do not earn a return with recovery periods up to two years.
(g)	Amount earns interest at the approved FERC interest rate and will be recovered through 2012.
(h)	Includes amounts that do not earn a return with various recovery periods through 2027.
(i)	Net asset removal costs of $50.8 and $51.0 million are included in liabilities associated with assets held for sale at March 31, 2010 and December 31, 2009, respectively, in the consolidated balance sheet.

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

The following is a reconciliation of reported income tax expense to income tax expense calculated by applying the federal statutory rate of 35% to income before income taxes:

	Three Months Ended March 31,
	2010		2009
(In millions, except percentages)	Amount	%	Amount	%
Income before income taxes	$144.0		$235.0

Income tax expense calculated at the federal statutory rate of 35%	50.4	35.0	82.3	35.0
Increases (reductions) resulting from:
Rate-making effects of depreciation differences and removal costs	0.9	0.7	0.7	0.3
Change in estimated Pennsylvania net operating loss benefits	—	—	9.5	4.0
Other state income tax, net of federal income tax benefit	4.3	3.0	7.9	3.4
Amortization of deferred investment tax credits	(0.9)	(0.6)	(0.9)	(0.4)
Changes in tax reserves related to uncertain tax positions and audit settlements	1.6	1.1	1.7	0.7
Other, net	(0.5)	(0.4)	(0.3)	(0.1)

Income tax expense	$55.8	38.8	$100.9	42.9

During the quarter ended March 31, 2009, a charge of $9.5 million was recorded, net of applicable federal income tax, to adjust the recorded Pennsylvania net operating loss carryforward asset to reflect current estimates of future Pennsylvania taxable income during the carryforward period.

The Commonwealth of Pennsylvania limits the amount of net operating loss carryforwards that may be used to reduce current year taxable income to the greater of $3 million or 15% of taxable income per year for 2010 and the greater of $3 million or 20% of taxable income for years after 2010.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 8: COMMON STOCK AND DEBT

Common Stock

On March 22, 2010, AE paid a cash dividend on its common stock of $0.15 per share to stockholders of record at the close of business on March 8, 2010.

Debt

Outstanding debt and scheduled debt repayments at March 31, 2010 were as follows:

(In millions)	April 1, 2010 through December 31, 2010	2011	2012	2013	2014	Thereafter	Total
AE:
AE Revolving Credit Facility	$—	$30.0	$—	$—	$—	$—	$30.0

Total AE	—	30.0	—	—	—	—	30.0
AE Supply:
Medium-Term Notes	—	150.5	503.2	—	—	600.0	1,253.7
Pollution Control Bonds	—	—	1.3	—	15.4	251.7	268.4
Exempt Facilities Revenue Bonds	—	—	—	—	—	235.0	235.0
Debentures-AGC	—	—	—	—	—	100.0	100.0

Total AE Supply	—	150.5	504.5	—	15.4	1,186.7	1,857.1
Monongahela:
Environmental Control Bonds (a)	5.7	11.6	12.2	12.8	13.5	322.1	377.9
First Mortgage Bonds	—	—	—	300.0	120.0	220.0	640.0
Pollution Control Bonds	—	—	6.0	7.1	—	57.1	70.2

Total Monongahela	5.7	11.6	18.2	319.9	133.5	599.2	1,088.1
West Penn:
First Mortgage Bonds	—	—	—	—	—	420.0	420.0
Transition Bonds (a)	1.4	—	—	—	—	—	1.4
Medium-Term Notes	—	—	80.0	—	—	—	80.0

Total West Penn	1.4	—	80.0	—	—	420.0	501.4
Potomac Edison:
First Mortgage Bonds	—	—	—	—	175.0	245.0	420.0
Environmental Control Bonds (a)	2.0	3.9	4.1	4.3	4.5	107.5	126.3

Total Potomac Edison	2.0	3.9	4.1	4.3	179.5	352.5	546.3
TrAIL Company:
Medium-Term Notes	—	—	—	—	—	450.0	450.0
Revolving Loan	—	—	—	115.0	—	—	115.0

Total TrAIL	—	—	—	115.0	—	450.0	565.0
Unamortized debt discounts	(1.2)	(1.5)	(1.2)	(1.1)	(0.9)	(2.9)	(8.8)
Eliminations (b)	—	—	(1.3)	—	—	(13.1)	(14.4)

Total consolidated debt	$7.9	$194.5	$604.3	$438.1	$327.5	$2,992.4	$4,564.7

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.
(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

2010 Debt Activity

Borrowings and principal repayments on debt during the three months ended March 31, 2010 were as follows:

(In millions)	Issuances	Repayments
AE:
AE Revolving Credit Facility	$30.0	$—
TrAIL Company:
Medium-Term Notes	450.0	—
New TrAIL Company Credit Facility—Revolver	115.0	—
TrAIL Company Credit Facility—Term Loan (a)	30.0	465.0
TrAIL Company Credit Facility—Revolver (a)	—	20.0
West Penn:
Transition Bonds	—	14.7
Monongahela:
Medium-Term Notes	—	110.0
Environmental Control Bonds	—	5.4
Potomac Edison:
Environmental Control Bonds	—	1.7

Consolidated Total	$625.0	$616.8

(a)	Represents debt under TrAIL Company’s previous credit facility, which was replaced with a new credit facility in January 2010.

On January 15, 2010, Monongahela repaid its $110 million 7.36% medium-term notes.

On January 25, 2010, TrAIL Company issued $450 million aggregate principal amount of 4.0% senior unsecured notes due in 2015 and also entered into a new $350 million senior unsecured revolving credit facility with a three-year maturity. Borrowings under the new facility will bear interest at a rate that is calculated based on the London Interbank Offered Rate, plus a margin based on TrAIL Company’s senior unsecured credit rating. TrAIL Company used the net proceeds from the sale of the notes, together with funds from its new credit facility, to repay all amounts outstanding under the $550 million senior unsecured credit facility that it had entered into in 2008.

On May 3, 2010, Potomac Edison and West Penn entered into new $150 million and $200 million senior unsecured revolving credit facilities, respectively. On May 4, 2010, AE entered into a new $250 million senior unsecured revolving credit facility. The new AE revolving credit facility replaces AE’s previous $376 million revolving credit facility, which was scheduled to mature in May 2011. The AE and West Penn facilities mature April 30, 2013. The Potomac Edison facility matures on December 31, 2011, but it will be automatically extended to April 30, 2013, subject to Potomac Edison securing necessary authorization under Virginia law, if any. Loans under all three new facilities generally bear interest that is calculated based on the London Interbank Offered Rate, plus a margin based on such entity’s senior unsecured credit rating. Currently, the margins are 3.0% for AE and 2.75% for the Potomac Edison and West Penn. Allegheny capitalized approximately $5.9 million in debt issuance costs related to the three new facilities.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 9: SEGMENT INFORMATION

Allegheny changed the composition of its reportable segments during the fourth quarter of 2009, consistent with changes made to its management structure and the internal financial reporting used by its chief operating decision maker to regularly assess the performance of the business and allocate resources. Segment information for the three months ended March 31, 2009 has been reclassified to conform to the 2010 presentation included below.

The following tables summarize the results of operations for Allegheny’s two reportable segments. The information for the Regulated Operations segment includes the operations of the Virginia distribution business. See Note 4, “Assets Held for Sale,” for additional information.

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues:
External operating revenues	$89.3	$959.6	$—	$1,048.9	$102.4	$854.8	$—	$957.2
Internal operating revenues	373.3	1.4	(374.7)	—	353.2	3.1	(356.3)	—

Total operating revenues	462.6	961.0	(374.7)	1,048.9	455.6	857.9	(356.3)	957.2

Operating expenses:
Fuel	234.4	83.5	—	317.9	185.4	73.6	—	259.0
Purchased power and transmission	9.6	512.6	(373.3)	148.9	9.4	479.4	(354.9)	133.9
Deferred energy costs, net	—	8.0	—	8.0	—	(17.0)	—	(17.0)
Operations and maintenance	66.0	154.1	(1.4)	218.7	62.0	106.6	(1.4)	167.2
Depreciation and amortization	32.2	48.1	(0.4)	79.9	23.8	45.2	(0.5)	68.5
Taxes other than income taxes	13.2	43.8	—	57.0	12.8	43.0	—	55.8

Total operating expenses	355.4	850.1	(375.1)	830.4	293.4	730.8	(356.8)	667.4

Operating income	107.2	110.9	0.4	218.5	162.2	127.1	0.5	289.8
Other income (expense), net	0.6	5.0	(3.2)	2.4	0.7	4.6	(2.8)	2.5
Interest expense	36.0	41.6	(0.7)	76.9	17.9	39.6	(0.2)	57.3

Income before income taxes	71.8	74.3	(2.1)	144.0	145.0	92.1	(2.1)	235.0
Income tax expense	27.0	28.8	—	55.8	62.8	38.1	—	100.9

Net income	44.8	45.5	(2.1)	88.2	82.2	54.0	(2.1)	134.1
Net income attributable to noncontrolling interest	(2.3)	—	2.3	—	(2.3)	(0.2)	2.3	(0.2)

Net income attributable to Allegheny Energy, Inc.	$42.5	$45.5	$0.2	$88.2	$79.9	$53.8	$0.2	$133.9

(a)	Represents elimination of transactions between reportable segments.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 10: FAIR VALUE MEASUREMENTS, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 consisted of the following:

(In millions)	Assets	Liabilities
Cash equivalents (a)	$166.0	$—
Derivative instruments (b):
Current	73.0	(7.8)
Non-current	36.7	(10.5)

Total derivative instruments	109.7	(18.3)

Total recurring fair value measurements	$275.7	$(18.3)

(a)	Cash equivalents represent amounts invested in money market mutual funds and are valued using Level 1 inputs.
(b)	Before netting of cash collateral and financial transmission right (“FTR”) obligation.

The following table disaggregates the net fair values of derivative assets and liabilities by class, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at March 31, 2010. This table excludes derivatives that have been designated as normal purchases or normal sales.

	Fair Value at March 31, 2010 Using
(In millions)	Level 1	Level 2	Level 3	Total
Derivative assets:
Power contracts futures	$0.4	$—	$—	$0.4
Power contracts forwards	—	56.3	—	56.3
Gas contracts futures	25.7	—	—	25.7
Gas contracts forwards	—	0.5	—	0.5
FTRs	—	—	26.8	26.8

Total derivative assets	26.1	56.8	26.8	109.7

Derivative liabilities:
Power contracts futures	(7.2)	—	—	(7.2)
Power contracts forwards	—	(5.9)	—	(5.9)
Gas contracts forwards	—	(0.1)	—	(0.1)
Interest rate swaps	—	(5.1)	—	(5.1)

Total derivative liabilities	(7.2)	(11.1)	—	(18.3)

Net derivative assets	$18.9	$45.7	$26.8	$91.4

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table shows the expected settlement year for derivative assets and liabilities outstanding before netting of cash collateral and FTR obligation at March 31, 2010. This table excludes derivatives that have been designated as normal purchases or normal sales:

(In millions)	2010	2011	2012	2013	Total
Level 1	$26.6	$0.5	$(8.2)	$—	$18.9
Level 2	5.9	38.5	1.3	—	45.7
Level 3	26.8	—	—	—	26.8

Net derivative assets (liabilities)	$59.3	$39.0	$(6.9)	$—	$91.4

The following table disaggregates the net fair values of derivative assets and liabilities, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at December 31, 2009. This table excludes derivatives that have been designated as normal purchases or normal sales.

	December 31, 2009
(In millions)	Derivative Assets	Derivative Liabilities	Net Derivative Assets
Level 1	$31.9	$(4.7)	$27.2
Level 2	0.2	(29.5)	(29.3)
Level 3	96.2	—	96.2

Total	$128.3	$(34.2)	$94.1

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

The following tables provide a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value (Level 3):

	Three Months Ended March 31,
(In millions)	2010	2009
Balance at January 1	$96.2	$189.8
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	7.8	(38.0)
Included in regulatory assets or liabilities	4.2	(18.3)
Purchases, issuances and settlements	(81.4)	(78.0)
Transfers in / out of Level 3	—	—

Balance at March 31	$26.8	$55.5

Amount of total losses included in earnings attributable to the change in unrealized losses related to Level 3 assets held at March 31	$(4.0)	$(9.5)

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

There were no transfers between Level 1 and Level 2, and no transfers into or out of Level 3, of the fair value hierarchy for the quarter ended March 31, 2010. To the extent that Allegheny has transfers between these levels, Allegheny accounts for the transfers at the end of the reporting period.

The following table shows the volume of derivative contracts held by Allegheny at March 31, 2010 and their respective contract expiration dates, excluding contracts designated as normal purchase or normal sale:

(In millions)	2010	2011	2012	2013	Total
Electricity contracts (MWh):
Forward and future sales of electricity	3.5	5.9	1.5	—	10.9
Forward and future purchases of electricity	1.1	0.1	0.6	—	1.8
FTRs (MWh)	10.5	—	—	—	10.5
Gas contracts—Kern River (decatherms):
Forward and future sales of gas	22.0	—	—	—	22.0
Forward and future purchases of gas	22.9	—	—	—	22.9
Interest rate swaps (notional dollars):
Interest rate swap agreements (fixed rate to floating rate)	$143.0	$200.0	$—	$—	$343.0
Interest rate swap agreements (floating rate to fixed rate)	$143.0	$200.0	$—	$—	$343.0

At March 31, 2010, Allegheny held derivative contracts for the sale or purchase of power that were entered into to hedge the variable price risk related to forecasted sales and purchases of power and were designated as cash flow hedging instruments for accounting purposes. Changes in the fair value of these hedging instruments representing the effective portion of the hedge are reported in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction is settled and impacts earnings. Allegheny also held derivative contracts at March 31, 2010 that were not designated as part of a cash flow hedge relationship or as normal purchase normal sale. Changes in the fair value of these contracts are reported in revenues on a mark-to-market basis. These derivatives include contracts for the forward purchase and sale of gas that settle in 2010 and that were entered into to hedge a portion of the value of a capacity contract related to the Kern River Pipeline but that do not qualify for cash flow hedge accounting. Interest rate swaps include three interest rate swap agreements with an aggregate notional value of $343 million that were entered into during 2003 to substantially offset three existing interest rate swaps with the same counterparty. The 2003 agreements effectively locked in a net liability and substantially eliminated future income volatility from the interest rate swap positions.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The recorded fair values of derivatives at March 31, 2010 were as follows:

	Power Contracts		Gas Contracts -Kern River	Interest Rate Swaps	FTRs	Gross Derivatives	Netting	Net Derivatives	FTR Obligation (a)	Collateral	Balance Sheet Derivatives
(In millions)	Sales	Purchases
Derivatives designated as hedging instruments:
Derivative assets:
Current	$24.8	$—	$—	$—	$—	$24.8	$(3.9)	$20.9	$—	$(0.4)	$20.5
Long-term	38.3	—	—	—	—	38.3	(1.7)	36.6	—	—	36.6

Total derivative assets	63.1	—	—	—	—	63.1	(5.6)	57.5	—	(0.4)	57.1
Derivative liabilities:
Current	—	(6.5)	—	—	—	(6.5)	3.2	(3.3)	—	—	(3.3)
Long-term	—	(10.5)	—	—	—	(10.5)	1.0	(9.5)	—	4.7	(4.8)

Total derivative liabilities	—	(17.0)	—	—	—	(17.0)	4.2	(12.8)	—	4.7	(8.1)

Total designated	63.1	(17.0)	—	—	—	46.1	(1.4)	44.7	—	4.3	49.0

Derivatives not designated as hedging instruments:
Derivative assets:
Current	2.7	—	35.6	—	26.8	65.1	(13.0)	52.1	(26.8)	(21.4)	3.9
Long-term	0.1	—	—	—	—	0.1	—	0.1	—	—	0.1

Total derivative assets	2.8	—	35.6	—	26.8	65.2	(13.0)	52.2	(26.8)	(21.4)	4.0
Derivative liabilities:
Current	(2.9)	(1.7)	(9.5)	(4.1)	—	(18.2)	13.7	(4.5)	—	—	(4.5)
Long-term	—	(0.7)	—	(1.0)	—	(1.7)	0.7	(1.0)	—	—	(1.0)

Total derivative liabilities	(2.9)	(2.4)	(9.5)	(5.1)	—	(19.9)	14.4	(5.5)	—	—	(5.5)

Total not designated	(0.1)	(2.4)	26.1	(5.1)	26.8	45.3	1.4	46.7	(26.8)	(21.4)	(1.5)

Total derivatives	$63.0	$(19.4)	$26.1	$(5.1)	$26.8	$91.4	$—	$91.4	$(26.8)	$(17.1)	$47.5

(a)	The FTR obligation at March 31, 2010 was $51.7 million and is payable to PJM in approximately equal weekly amounts through the PJM planning year ending May 31, 2010. Of this obligation, $26.8 million has been netted against the FTR derivative asset balance and the remaining $24.9 million is included in non-derivative current liabilities on the consolidated balance sheet.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The recorded fair values of derivatives at December 31, 2009 were as follows:

	Power Contracts		Gas Contracts -Kern River	Interest Rate Swaps	FTRs	Gross Derivatives	Netting	Net Derivatives	FTR Obligation (a)	Collateral	Balance Sheet Derivatives
(In millions)	Sales	Purchases
Derivatives designated as hedging instruments:
Derivative assets:
Current	$0.3	$—	$—	$—	$—	$0.3	$(0.3)	$—	$—	$—	$—
Long-term	0.6	—	—	—	—	0.6	(0.6)	—	—	—	—

Total derivative assets	0.9	—	—	—	—	0.9	(0.9)	—	—	—	—
Derivative liabilities:
Current	(12.1)	(4.8)	—	—	—	(16.9)	(1.4)	(18.3)	—	0.1	(18.2)
Long-term	(1.5)	(5.9)	—	—	—	(7.4)	(0.3)	(7.7)	—	3.0	(4.7)

Total derivative liabilities	(13.6)	(10.7)	—	—	—	(24.3)	(1.7)	(26.0)	—	3.1	(22.9)

Total designated	(12.7)	(10.7)	—	—	—	(23.4)	(2.6)	(26.0)	—	3.1	(22.9)

Derivatives not designated as hedging instruments:
Derivative assets:
Current	0.9	—	44.4	—	96.2	141.5	(13.2)	128.3	(96.2)	(27.5)	4.6
Long-term	—	—	—	—	—	—	—	—	—	—	—

Total derivative assets	0.9	—	44.4	—	96.2	141.5	(13.2)	128.3	(96.2)	(27.5)	4.6
Derivative liabilities:
Current	(0.9)	(1.7)	(12.4)	(6.1)	—	(21.1)	14.9	(6.2)	—	—	(6.2)
Long-term	—	(0.9)	—	(2.0)	—	(2.9)	0.9	(2.0)	—	—	(2.0)

Total derivative liabilities	(0.9)	(2.6)	(12.4)	(8.1)	—	(24.0)	15.8	(8.2)	—	—	(8.2)

Total not designated	—	(2.6)	32.0	(8.1)	96.2	117.5	2.6	120.1	(96.2)	(27.5)	(3.6)

Total derivatives	$(12.7)	$(13.3)	$32.0	$(8.1)	$96.2	$94.1	$—	$94.1	$(96.2)	$(24.4)	$(26.5)

(a)	The FTR obligation at December 31, 2009 is $127.9 million and is payable to PJM in approximately equal weekly amounts through the PJM planning year ending May 31, 2010. Of this obligation, $96.2 million has been netted against the FTR derivative asset balance and the remaining $31.7 million is included in non-derivative current liabilities on the consolidated balance sheet.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides details on the changes in accumulated other comprehensive income (“OCI”) relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months Ended March 31,
(In millions)	2010	2009
Accumulated OCI derivative gain (loss) at January 1 (before tax effect of $(10.7) million and $17.8 million, respectively)	$(27.6)	$45.8
Effective portion of changes in fair value (before tax effect of $29.0 million and $13.2 million, respectively)	74.9	34.2
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $0.0 and $0.1 million, respectively)	(0.2)	0.2

Accumulated OCI derivative gain at March 31 (before tax effect of $18.3 million and $31.1 million, respectively)	$47.1	$80.2

Derivative gains included in accumulated OCI in the amount of $18.2 million, before tax, are expected to be reclassified to earnings over the next twelve months.

The following table shows the location and amounts of gains (losses) on derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In millions)	2010	2009
Gain recognized in OCI (effective portion)	$74.9	$34.2

Gains (losses) reclassified from accumulated OCI into operating revenues (effective portion)	$0.2	$(0.2)

Loss recognized in operating revenues (ineffective portion)	$(5.2)	$(3.1)

Unrealized gains (losses) on derivative instruments not designated or qualifying as cash flow hedge instruments were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Recorded in operating revenues:
Interest rate swaps	$3.0	$3.0
Mark-to-market power contracts	0.1	(6.1)
Gas contracts—Kern River	(5.9)	20.3
FTRs	0.1	21.2
Recorded in fuel expense:
Coal purchase contracts—PRB	—	(2.1)
Recorded in regulatory liabilities (assets):
FTRs	0.1	10.3
Coal purchase contracts—PRB	—	(1.9)

Total	$(2.6)	$44.7

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Credit Related Contingent Features

Certain of Allegheny’s derivative contracts contain collateral posting requirements tied to its credit ratings that would require posting of additional collateral in the event of a credit rating downgrade. The aggregate fair value of derivative contracts that were in a liability position, disregarding any contractual netting arrangements, at March 31, 2010 was $14.3 million, for which Allegheny had no posted collateral. A one level downgrade in AE Supply’s senior unsecured credit rating at March 31, 2010 would have required the posting of $13.2 million of collateral for such derivative contracts in a liability position. A downgrade in AE Supply’s senior unsecured credit rating at March 31, 2010 to below Standard & Poor’s BB- or Moody’s Ba3 would have required the posting of $16.4 million of collateral for such derivative contracts in a liability position.

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

Allegheny’s wholesale credit risk is the replacement cost for outstanding contracts and amounts owed to or due from counterparties for completed transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses in circumstances in which Allegheny has a legally enforceable right of setoff. Allegheny and its subsidiaries have credit policies to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements. These agreements include credit mitigation provisions, such as margin, prepayment or other form of collateral acceptable to the requesting party. Allegheny may request additional credit assurance in the event that a counterparty’s credit ratings fall below investment grade or its exposures exceed an established credit limit.

NOTE 11: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in operations and maintenance expenses:

	Three Months Ended March 31
(In millions)	2010	2009
Performance shares	$2.0	$1.6
Stock options	1.5	1.7
Non-employee director stock awards	0.2	0.2

Total stock-based compensation expense	3.7	3.5
Income tax benefit	1.5	1.4

Total stock-based compensation expense, net of tax	$2.2	$2.1

Stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. No stock-based compensation cost was capitalized during the three months ended March 31, 2010 and 2009.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock Options

Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant under the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2010. The following were the weighted-average assumptions for stock options granted during the three months ended March 31, 2009:

Annual risk-free interest rate	2.85%
Expected term of the option (in years)	6.00
Expected annual dividend yield	2.54%
Expected stock price volatility	36.45%
Grant date fair value per stock option	$7.13

The annual risk-free interest rate is based on the United States Treasury yield curve at the date of the grant for a period equal to the expected term of the options granted. The expected term of the first quarter 2009 stock option grants was calculated in accordance with Staff Accounting Bulletin 107, using the “simplified” method. AE used the simplified method for its calculation of expected term due to its lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and because AE has granted stock options in prior years with varying vesting terms, which also made it difficult to evaluate historical exercise data. The expected annual dividend yield assumption was based on AE’s current dividend rate at the time of each grant. For stock options granted during 2009, the expected stock price volatility was based on both historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on AE’s common stock.

Stock option activity during the three months ended March 31, 2010 was as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	2,852,942	$27.62
Exercised (a)	(5,400)	$13.35
Expired	(1,825)	$53.67

Outstanding at March 31, 2010	2,845,717	$27.63	$7.5	(b)

Exercisable at March 31, 2010	1,796,654	$26.45	$7.5	(b)

(a)	Proceeds to AE from stock option exercises were $0.1 million for the three months ended March 31, 2010. AE issued new shares of its common stock to satisfy these stock option exercises.
(b)	Represents the total pre-tax intrinsic value based on the difference between the exercise price of stock options that have an exercise price lower than AE’s closing stock price and AE’s closing stock price of $23.00 on March 31, 2010.

As of March 31, 2010, Allegheny had approximately $5.9 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Performance Shares

AE has granted equity-based performance shares to key employees pursuant to which award recipients may earn shares of AE common stock based on AE’s Total Shareholder Return (“TSR”) and AE’s performance with respect to its Annual Incentive Plan (“AIP”) goals.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For performance shares linked to TSR, the TSR of AE’s common stock is compared to the TSR of the companies in the Dow Jones U.S. Electric Utilities Index over a three-year performance period. Based upon AE’s percentile rank within the peer group, shares earned can range from 0% to 250% of each participant’s target award. The grant date fair value will be recognized as compensation expense over the requisite service period on a straight-line basis for awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. At March 31, 2010, AE had 243,732 target performance shares linked to TSR outstanding. As of March 31, 2010, there was approximately $2.4 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to TSR, which is expected to be recognized over a weighted average period of approximately 1.3 years. No performance shares linked to TSR were granted in the first quarter of 2010.

For performance shares linked to AE’s AIP goals, the number of AE common shares to be earned and distributed is based on AE’s performance compared to annual performance targets for a three-year period. The annual performance targets are established at the beginning of each individual year. Compensation expense is recognized over the remaining portion of the three-year performance period as if the awards were separate annual awards, using an estimated annual forfeiture rate of 5%. The percentage of target shares earned can range from 0% to 200%. Activity in target performance shares linked to the AIP for the three months ended March 31, 2010 was as follows:

Number of Shares
Performance shares outstanding at December 31, 2009	244,010
Granted	764,049

Performance shares outstanding at March 31, 2010	1,008,059

As of March 31, 2010, there was approximately $12.8 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to the AIP relating to performance goals, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Non-Employee Director Stock Awards

Non-employee director stock awards activity for the three months ended March 31, 2010 was as follows:

Number of Shares
Shares earned but not issued at December 31, 2009	86,689
Granted	9,000
Issued	(3,000)
Dividends on earned but not issued shares	554

Shares earned but not issued at March 31, 2010	93,243

Restricted Shares

As of March 31, 2010, Allegheny had 11,900 non-vested restricted shares outstanding. These shares had approximately $0.2 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 1.75 years.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Change in Control

Employee stock options and other stock-based employee awards granted prior to the execution of the Merger Agreement become fully vested and exercisable upon a change in control. Approval by Allegheny’s stockholders of Allegheny’s proposed Merger with FirstEnergy would constitute a change in control under the relevant stock-based compensation plan provisions. Performance shares granted after execution of the Merger Agreement generally vest over three years and such vesting will not be accelerated upon either stockholder approval of the Merger Agreement or completion of the Merger. See Note 2, “Merger Agreement” for additional information.

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

The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$6.6	$5.6	$1.1	$1.1
Interest cost	17.9	17.7	3.9	4.3
Expected return on plan assets	(18.5)	(18.5)	(1.5)	(1.3)
Amortization of unrecognized transition obligation	0.1	0.1	1.4	1.4
Amortization of prior service cost	0.8	0.8	—	—
Recognized actuarial loss	4.6	2.8	—	0.5

Net periodic cost	$11.5	$8.5	$4.9	$6.0

For the three months ended March 31, 2010 and 2009, Allegheny capitalized $4.8 million and $4.3 million, respectively, of the above net periodic cost amounts to “Construction work in progress,” a component of “Property, plant and equipment, net.”

During the first quarter of 2010, Allegheny determined that its benefit obligation of $264.2 million at December 31, 2009 for postretirement benefits other than pensions was understated by approximately

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

$14.9 million. Allegheny increased its recorded benefit obligation for this matter during the first quarter of 2010, and recorded an additional charge to expense of approximately $10.4 million and a charge to construction work in progress in the amount of approximately $4.5 million.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”) were signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to prescription drug benefits provided under Medicare Part D. Beginning in 2013, an employer’s income tax deduction for the cost of providing Medicare Part D equivalent prescription drug benefits will be reduced by the amount of the federal subsidy. The impact of this change in tax treatment of the federal subsidy did not have a significant impact on Allegheny’s deferred income tax assets or income tax expense because Allegheny expects that the majority of the prescription drug benefits provided under its health benefit plans will not be actuarially equivalent to Medicare Part D benefits for periods after 2011.

Contributions

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may make additional discretionary contributions to increase the funded level of the plan. During the three months ended March 31, 2010, Allegheny contributed $0.1 million to its SERP and did not make any contributions to its qualified pension plan. Allegheny made approximately $2.5 million in contributions to its postretirement benefits other than pension plans during the three months ended March 31, 2010. Based on current economic conditions, Allegheny expects to contribute between $25.0 million and $75.0 million to its qualified pension plan during the remainder of 2010. Allegheny currently anticipates that it will contribute approximately $3.0 million during the remainder of 2010 to fund postretirement benefits other than pensions.

Allegheny made Employee Stock Ownership and Savings Plan matching contributions in cash in the amount of $2.7 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively. These contributions, less amounts capitalized in construction work in progress, were expensed. The capitalized portions of these costs were $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 13: FINANCIAL INSTRUMENTS

As of March 31, 2010 and December 31, 2009, the carrying amounts of accounts receivable and accounts payable are representative of fair value because of their short-term nature. The carrying amounts and estimated fair values of long-term debt, including long-term debt due within one year, net of unamortized debt discounts of $8.8 million and $7.4 million at March 31, 2010 and December 31, 2009, respectively were as follows:

	March 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,564.7	$4,768.7	$4,557.8	$4,729.1

The fair value of long-term debt was estimated based on actual market prices or market prices of similar debt issues.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 14: COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income consisted of the following:

	Three Months Ended March 31,
(In millions)	2010	2009
Net income	$88.2	$134.1
Other comprehensive income, net of tax:
Cash flow hedges, net of tax of $29.0 and $13.3, respectively	45.7	21.1
Defined benefit pension and other benefit plan amortization, net of tax of $0.3 and $0.6, respectively	0.4	0.8

Comprehensive income	134.3	156.0
Less comprehensive income attributable to noncontrolling interest	—	(0.2)

Comprehensive income attributable to Allegheny Energy, Inc.	$134.3	$155.8

The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

(In millions)	March 31, 2010	December 31, 2009
Cash flow hedges, net of tax of $18.3 and $(10.7), respectively	$28.9	$(16.8)
Net unrecognized pension and other benefit plan costs, net of tax of $(49.4) and $(49.7), respectively	(72.7)	(73.1)

Total	$(43.8)	$(89.9)

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 15: EARNINGS PER SHARE

The reconciliation of the basic and diluted earnings per common share calculation is as follows:

	Three Months Ended March 31,
(In millions, except share and per share amounts)	2010	2009
Basic Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$88.2	$133.9

Denominator:
Weighted average common shares outstanding	169,657,348	169,443,451

Basic earnings per share attributable to Allegheny Energy, Inc.	$0.52	$0.79

Diluted Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$88.2	$133.9

Denominator:
Weighted average common shares outstanding	169,657,348	169,443,451
Effect of dilutive securities:
Stock options (a)	318,957	407,703
Performance shares	94,514	17,197
Stock units	—	4,269

Total shares	170,070,819	169,872,620

Diluted earnings per share attributable to Allegheny Energy, Inc.	$0.52	$0.79

(a)	The dilutive share calculations exclude 1,976,386 shares and 1,244,506 shares for the three months ended March 31, 2010 and 2009, respectively, relating to stock options because the inclusion of these amounts would have been antidilutive under the treasury stock method.

NOTE 16: VARIABLE INTEREST ENTITIES

GAAP requires the primary beneficiary of a Variable Interest Entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling financial interest or in which the equity investment at risk is insufficient to finance the entity’s activities without receiving subordinated financial support from the other parties.

Independent Power Producer (“IPP”) contracts. Potomac Edison and West Penn each have a long-term electricity purchase contract with unrelated IPPs. Allegheny periodically requests from these IPPs the information necessary to determine whether these entities are VIEs and whether Allegheny is the primary beneficiary. Allegheny has been unable to obtain the requested information, which was determined by the IPPs to be proprietary.

Potomac Edison purchased power from its IPP in the amount of $31.0 million and $30.4 million for the three months ended March 31, 2010 and 2009, respectively. West Penn purchased power from its IPP in the amount of $8.5 million and $11.3 million for the three months ended March 31, 2010 and 2009, respectively.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable potential VIE, because neither VIE has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

APS Constellation, LLC (“APS Constellation”). Allegheny Ventures, Inc., a non-utility subsidiary of AE, formed a partnership in 1995 with an unregulated business of Constellation Energy in a joint venture energy services company named APS Constellation. The business purpose of APS Constellation is the marketing, development, and implementation of energy conservation projects. APS Constellation, working under an Engineer/Procure/Construct agreement as a subcontractor for Potomac Edison, completed multiple energy conservation projects for Potomac Edison’s government customers at Ft. Detrick, Maryland. The projects resulted in performance payments and other fees remitted to APS Constellation. APS Constellation securitized the future revenue streams from the projects through several financings and made a partnership distribution of the proceeds. Some of the project financings required Potomac Edison to provide ongoing guarantees. In 2005, the joint venture operating agreement was amended to limit Allegheny’s obligations and participation in APS Constellation. The accounts of APS Constellation are not included in Allegheny’s Consolidated Financial Statements because Allegheny does not have the power to direct activities that most significantly impact APS Constellation’s economic performance.

At March 31, 2010, Allegheny’s maximum exposure to loss related to APS Constellation consisted of a $0.8 million equity investment in APS Constellation, a letter of credit guarantee of $3.1 million and recourse guarantees of $6.2 million. These guarantees are not recorded on Allegheny’s Consolidated Balance Sheet.

PATH WV. As described in Note 1, “Business and Basis of Presentation,” PATH WV is owned equally by Allegheny and AEP. As described in Note 3, “Recently Adopted and Recently Issued Accounting Standards,” Allegheny deconsolidated PATH WV from its financial statements effective January 1, 2010, and accounts for its investment in PATH WV under the equity method. Allegheny and AEP provide certain services to PATH WV and make capital contributions to PATH WV as needed. At March 31, 2010, Allegheny’s consolidated balance sheet included Allegheny’s investment in PATH WV on the equity method of accounting in the amount of $17.4 million. At December 31, 2009, Allegheny’s consolidated balance sheet included property, plant and equipment of PATH WV in the amount of approximately $35.8 million, cash and cash equivalents of $3.4 million and noncontrolling interest related to AEP’s ownership of approximately $14.9 million. Allegheny’s consolidated statement of income for the three months ended March 31, 2010 included other income of $0.8 million, representing Allegheny’s 50% equity in the pre-tax earnings of PATH WV. Allegheny’s consolidated statement of income for the three months ended March 31, 2009 included revenues of $1.9 million, operating income of $0.7 million and net income attributable to noncontrolling interest of $0.2 million.

At March 31, 2010, Allegheny’s maximum exposure to loss related to PATH WV consisted of accounts receivable from PATH WV of $0.5 million and a $17.4 million equity investment in PATH WV.

Energy Insurance Services, Inc. Allegheny has entered into an insurance arrangement with Energy Insurance Services, Inc. (“EIS”) whereby EIS writes policies for Allegheny in a segregated cell, referred to as Mutual Business Program No. 2 (the “Program”). The Program is governed by a Participation Agreement that limits claims paid on policies that are not reinsured to premium payments made by Allegheny, contributions to surplus and any investment returns on those premiums less expenses. The accounts of EIS are included in Allegheny’s Consolidated Financial Statements because Allegheny is the sole beneficiary of the Program. At March 31, 2010, total assets were $18.3 million, consisting primarily of investments, and total liabilities were $13.3 million, consisting primarily of claim reserves. At March 31, 2010, Allegheny’s maximum exposure to loss related to EIS consisted of a $5.0 million equity investment in EIS recorded on its Consolidated Balance Sheet.

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

Allegheny produces approximately 95% of its electricity at coal-fired facilities and currently produces approximately 45 million tons of CO2 annually through its energy production. While there are many unknowns concerning the final regulation of greenhouse gases in the United States, federal and/or state legislation and implementing regulations addressing climate change, including limits on emissions of CO2, likely will be adopted some time in the future. Thus, CO 2 legislation and regulation, if not reasonably designed, could have a significant impact on Allegheny’s operations. Despite the U.S. House of Representatives passing the American Clean Energy and Security Act in June 2009, and the U.S. Senate releasing its draft of the bill, the Clean Energy Jobs and American Power Act, in September 2009, there is still no federal climate change statute.

Concurrently, the U.S. Environmental Protection Agency (the “EPA”) is moving to regulate greenhouse gas emissions under the Clean Air Act of 1970 (the “Clean Air Act”). On December 7, 2009, the EPA announced its Greenhouse Gas Endangerment Finding, stating that greenhouse gas emissions from cars and light trucks, when mixed in the atmosphere, endanger public health. The finding provides the EPA with a basis on which to regulate greenhouse gas emissions from vehicle tailpipes under the provisions of the Clean Air Act. Once a pollutant is regulated under the Clean Air Act for one source category, the EPA has authority to apply similar regulations to other source categories. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) announced a joint final rule that applies to passenger cars, light-duty trucks and medium-duty passenger vehicles, covering model years 2012 through 2016. Under the Clean Air Act, regulation of greenhouse gas emissions from vehicles also triggers requirements for new and modified stationary sources to control greenhouse gas emissions under the Prevention of Significant Deterioration (“PSD”) program. Regulation of the stationary sources will be implemented through a final version of the “tailoring rule.” When the “tailoring rule” was first proposed in September 2009, the EPA specified that PSD permits would be required for facilities that emitted 25,000 tons of greenhouse gases or more. Now, the EPA intends to modify that proposal with a final rule scheduled to be issued this year. For the period from January through June 2011, the EPA will only require permits for greenhouse gases if the facility in question also needs a PSD permit for other Clean Air Act pollutants. Additionally, the EPA intends to raise the emissions threshold to 75,000 tons for the period beginning in the second half of 2011 through the end of 2012.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

There is a gap between desired reduction levels in the current proposed legislation and the current capabilities of technology; no current commercial-scale technology exists to enable many of the reduction levels in national, regional and state proposals. Such technology may not become available within a timeframe consistent with the implementation of any future climate control legislation or at all. To the extent that such technology does become available, Allegheny can provide no assurance that it will be suitable for installation at Allegheny’s generation facilities on a cost effective basis or at all. Based on estimates from a 2007 Department of Energy National Electric Technology Laboratory report and recently announced projects by other entities, it could cost as much as $5,500 per kW to replace existing coal-based power generation with fossil fuel stations capable of capturing and sequestering CO2 emissions. However, exact estimates are difficult because of the variance in the legislative proposals and the current lack of deployable technology.

Regardless of the eventual mechanism for limiting CO2 emissions, compliance will be a major and costly challenge for Allegheny, its customers and the region in which it operates. Most notable will be the potential impact on customer bills and disproportionate increases in energy cost in areas that have built their energy and industrial infrastructure over the past century based on coal-fired electric generation.

Because the legislative process and applicable technology each is in its infancy, it is difficult for Allegheny to aggressively implement greenhouse gas emission expenditures until the exact nature and requirements of any regulation are known and the capabilities of control or reduction technologies are more fully understood. Allegheny’s current strategy in response to climate change initiatives focuses on:

•	maintaining an accurate CO2 emissions database;

•	improving the efficiency of its existing coal-burning generation facilities;

•	following developing technologies for clean-coal energy and for CO2 emission controls at coal-fired power plants, including carbon sequestration;

•	analyzing options for future energy investment (e.g. , renewables, clean-coal, etc.); and

•	improving demand-side efficiency programs, as evidenced by customer conservation outreach plans and Allegheny’s Watt Watchers initiatives.

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

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”), establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety. The State of West Virginia subsequently suspended its rule for implementing CAMR. Pennsylvania and Maryland, however, took the position that their mercury rules, which are discussed below, survived this ruling. In addition, the EPA has announced plans to propose a new maximum achievable control technology rule for hazardous air pollutant emissions from electric utility steam generating units. The EPA is expected to finalize the new rule by November 2011. Accordingly, Allegheny is monitoring the EPA’s efforts to promulgate hazardous air pollutant rules that will include, but will not be limited to, mercury limits. To establish these standards, the EPA must identify the best performing 12% of sources in each source category and, to that end, has issued an information request to members of the fossil fuel-fired generating industry that includes a requirement to conduct extensive stack emissions testing on selected generating units. Allegheny is required to conduct stack testing for eight of its generating units. Depending on the final hazardous air pollution limits set by the EPA, Allegheny could incur significant costs for additional control equipment.

The Pennsylvania Department of Environmental Protection (the “PA DEP”) promulgated a more aggressive mercury control rule in February 2007; however, in December 2009, the Pennsylvania Supreme Court affirmed a Commonwealth Court’s holding that the rule is invalid.

Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in that coalition’s regional efforts to reduce CO2 emissions. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, based on a PJM declaration that the station is vital to reliability in the Baltimore/Washington DC metropolitan area, which PJM determined in 2006. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) passed alternate NOx and SO2 limits for R. Paul Smith, which became effective in April 2009. The MDE still expects R. Paul Smith to meet the Healthy Air Act mercury reductions of 80% beginning in 2010. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008. Among other things, under RGGI, the MDE now auctions 100% of CO2 allowances associated with Maryland’s power plants, and Allegheny is participating in RGGI auctions. Through the first quarter of 2010, seven RGGI auctions have been held.

AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny continues to evaluate and implement options for compliance. It completed the elimination of a partial bypass of Scrubbers at its Pleasants generation facility in December 2007 and the construction of Scrubbers at its Hatfield’s Ferry and Fort Martin generating facilities in 2009. Allegheny now has Scrubbers installed and operating on all ten of the units at its four supercritical generating facilities and at Mitchell Unit 3.

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

On January 6, 2005, AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal District Court in West Virginia (“West Virginia DJ Action”). This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia comply with the Clean Air Act. The Attorneys General filed a motion to dismiss the West Virginia DJ Action that has not been ruled upon by the Court. The Court held a status conference on May 6, 2010.

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (the “PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania generation facilities that are before the federal District Court in the West

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland Attorney General. On January 17, 2006, the PA DEP and the Attorneys General filed an amended complaint. On May 30, 2006, the District Court denied Allegheny’s motion to dismiss the amended complaint. On July 26, 2006, at a status conference, the Court determined that discovery would proceed regarding liability issues, but not remedies. Discovery on the liability phase closed on December 31, 2007, and summary judgment briefing was completed during the first quarter of 2008. On November 18, 2008, the District Court issued a Memorandum Order denying all motions for summary judgment and establishing certain legal standards to govern at trial. In December 2009, a new trial judge was assigned to the case who then entered an order granting a motion to reconsider the rulings in the November 2008 Memorandum Order. On April 18, 2010, the new judge issued an opinion, again denying all motions for summary judgment and establishing certain legal standards to govern at trial. Trial has been tentatively scheduled to begin on September 13, 2010.

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

Monongahela River Water Quality. In late 2008, the PA DEP imposed water quality criteria for certain effluents, including total dissolved solid (“TDS”) and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at the Hatfield’s Ferry generation facility. These criteria are reflected in the current PA DEP water discharge permit for that project. AE Supply has appealed the PA DEP’s permitting decision, which would require it to incur significant costs or negatively affect its ability to operate the Scrubbers as designed. Preliminary studies indicate an initial capital investment of approximately $62 million in order to install technology to meet the TDS and sulfate limits in the permit. The permit has been independently

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

appealed by Environmental Integrity Project and Citizens Coal Council who seek to impose more stringent technology-based effluent limitations. Those same parties have intervened in the appeal filed by AE Supply, and both appeals have been consolidated for discovery purposes. An order has been entered that stays the permit limits that AE Supply has challenged while the appeal is pending. No hearing date has been set. AE Supply intends to vigorously pursue these issues but cannot predict the outcome of these appeals. On November 7, 2009, the PA DEP published proposed amendments to the PA Chapter 95 rules that include an end-of-pipe limit for TDS for new and modified sources. The PA DEP’s proposed rule was open for public comment until February 12, 2010. The PA DEP issued a final rule on April 30, 2010 and is expected to recommend it to the Pennsylvania Environmental Quality Board before the end of the second quarter of 2010.

In October 2009, the WVDEP issued the water discharge permit for the Fort Martin generation facility. Similar to the Hatfield’s Ferry water discharge permit issued for the Scrubber project, the Fort Martin permit imposes effluent limitations for TDS and sulfate concentrations. The permit also imposes temperature limitations and other effluent limits for heavy metals that are not contained in the Hatfield’s Ferry water permit. Concurrent with the issuance of the Fort Martin permit, WVDEP also issued an administrative order that sets deadlines for Monongahela to meet certain of the effluent limits that are effective immediately under the terms of the permit. Monongahela has appealed the Fort Martin permit and the administrative order. The appeal includes a request to stay certain of the conditions of the permit and order while the appeal is pending. The request to stay has been granted pending a final decision on appeal and subject to WVDEP moving to dissolve the stay. The appeals have been consolidated and a hearing has been scheduled for May 13, 2010. The current terms of the Fort Martin permit would require Monongahela to incur significant costs or negatively impact operations at Fort Martin. Preliminary information indicates an initial capital investment in excess of the capital investment that may be needed at Hatfield’s Ferry in order to install technology to meet the TDS and sulfate limits in the Fort Martin permit, which technology may also meet certain of the other effluent limits in the permit. Additional technology may be needed to meet certain other limits in the permit. Monongahela intends to vigorously pursue these issues but cannot predict the outcome of these appeals.

Solid Waste. The EPA is reviewing its waste regulations relating to coal combustion residuals (“CCR”) partly in response to a Tennessee Valley Authority ash spill in Kingston, Tennessee in December 2008. CCR includes bottom ash, boiler slag, fly ash and Scrubber byproducts including gypsum. CCR has historically been designated and managed as a non-hazardous waste, and the EPA has twice determined that it is not appropriate to regulate it as a hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). The EPA is reconsidering those earlier determinations and intends to issue new regulations for the management and disposal of CCR in 2010. The EPA has not yet reached a final decision on whether to regulate CCR as a hazardous or special waste (RCRA Title C) or as a non-hazardous waste (RCRA Title D) and on May 4, 2010 released a draft proposed rule which contained both options for public comment. Should the EPA elect to designate CCR as hazardous or special waste at any point in its generation, storage, transportation or disposal cycle, it could significantly increase Allegheny’s cost of managing CCR materials. In addition to potential additional management costs for CCR disposal, Allegheny might expect to see a reduction in options for beneficial reuse of CCR in applications such as mine reclamation, cement manufacture and agriculture, further increasing costs, as such materials will then enter landfills rather than beneficial reuse. While EPA’s proposed rule appears to attempt to protect beneficial CCR reuse whatever the CCR designation, we are still reviewing the rule and assessing its effect on Allegheny in that regard. The proposed rule also provides options for the management and closure of wet CCR storage and disposal impoundments. Even if EPA elects the non-hazardous CCR option in a final rule, reducing Allegheny’s potential waste management exposure, closure of wet disposal impoundments could be a source of significant costs. Allegheny is assessing the draft proposal and working with various trade groups and associations to determine potential costs and effects under either CCR option.

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Global Warming Class Action. On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs appealed that ruling to the United States Court of Appeals for the Fifth Circuit. On October 6, 2009, the assigned panel of the appellate court issued a written opinion that reversed the judgment entered by the District Court in favor of the defendants with respect to certain of the plaintiffs’ claims and remanded the case to the District Court for further proceedings. On November 25, 2009, AE and others filed a petition to have all of the judges of the Fifth Circuit rehear the issues addressed in the panel’s October 6, 2009 opinion. That petition has been granted and oral argument was set for May 24, 2010. However, the parties were notified on April 30, 2010 that the Court has been unable to empanel the necessary nine judges to hear the merits of the appeal due to recusals. The parties are awaiting further guidance from the Court. AE intends to vigorously defend against this action but cannot predict its outcome.

Other Litigation

Shareholder Actions. In connection with AE’s proposed Merger with a subsidiary of FirstEnergy, purported AE shareholders filed in the first quarter of 2010, several separate putative shareholder class action and/or derivative lawsuits in Pennsylvania and Maryland state courts, as well as in the United States District Court for the Western District of Pennsylvania against AE, its directors and certain of its officers (the “AE Defendants”), FirstEnergy and Merger Sub. The lawsuits allege, among other things, that the AE directors breached their fiduciary duties by approving the Merger Agreement and that AE, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The plaintiffs allege that the Merger consideration is unfair, that certain other terms in the Merger Agreement are unfair and that certain individual defendants are financially interested in the Merger. Among other remedies, the plaintiffs seek to enjoin the Merger, or in the event that an injunction is not awarded, money damages, and they have demanded jury trials. The Maryland lawsuits have been consolidated, and an initial case management order was entered on March 31, 2010. An amended consolidated complaint was filed on April 12, 2010, and the AE Defendants filed a motion to dismiss on April 21, 2010 that is set for hearing on June 3, 2010. On April 26, 2010, the Maryland Court entered into a stipulated order certifying a class with no opt-out rights. The Pennsylvania state court has consolidated the lawsuits filed in that court. The AE Defendants have filed a motion to stay the Pennsylvania state court proceedings that is scheduled for oral argument on May 27, 2010. Allegheny intends to vigorously defend against these claims but cannot predict their outcome.

PJM Calculation Error. On March 8, 2010, the Midwest Independent Transmission System Operator (the “Midwest ISO”) filed two complaints at FERC against PJM. Both complaints are related to a modeling error that PJM discovered in September 2009. PJM reported that a modeling error in its system impacted the manner in which market-to-market power flow calculations were made between PJM and the Midwest ISO. Since April 2005, PJM had incorrectly modeled the ownership of certain generation resources in its system. The generation resources in question had an impact on power flows across the PJM/Midwest ISO border, and therefore the ownership of those resources (i.e., whether they were owned by a PJM company or a Midwest ISO company) had an impact on the way in which PJM and the Midwest ISO should have been compensated for market-to-market transactions. The Midwest ISO claims that this error resulted in PJM underpaying the Midwest ISO by approximately $130 million over the time period in question. The first complaint seeks a refund by PJM to the Midwest ISO of $130 million plus interest. The second complaint alleges that PJM did not properly trigger market-to-market settlements between the PJM and the Midwest ISO during times when it was required to do so under the Joint Operating Agreement between the two companies. The Midwest ISO claims that PJM’s failure to act as required may have cost the Midwest ISO $5 million or more. The second complaint requests refunds of this additional amount. As PJM market participants, AE Supply and Monongahela may be liable for a portion of any refunds ordered in this case. PJM, Allegheny and other PJM market participants filed responses to the Midwest ISO complaints at FERC on April 12, 2010 denying any liability. In its response, Allegheny argued that, even if PJM had in fact committed an error that impacted market-to-market settlements, there were both legal and equitable reasons for which FERC should decline to order any refunds be paid. Also on April 12, PJM filed a related complaint at FERC against the Midwest ISO claiming that the Midwest ISO improperly called for market-to-market settlements several times during the same time period covered by the two Midwest ISO complaints filed against PJM. PJM claims these improper actions by the Midwest ISO may have cost the PJM market participants $25 million or more. Allegheny intends to vigorously pursue these matters but cannot predict their outcome.

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

Claims by California Parties. On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by the FERC and the United States Court of Appeals for the Ninth Circuit in pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit has since remanded one of those proceedings to the FERC, which arises out of claims previously filed with the FERC by the California Attorney General on behalf of certain California parties against various sellers in the California wholesale power market, including AE Supply (the Lockyer case). A judge has

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

been assigned to the Lockyer case, and a hearing was set for April 20, 2010, with an initial decision date of September 14, 2010. AE Supply and several other sellers filed motions to dismiss the Lockyer case. On March 18, 2010, the judge entered an opinion that granted the motions to dismiss filed by AE Supply and other sellers and dismissed the claims of the California Parties. On April 19, 2010, the California Parties filed exceptions to the judge’s rulings with FERC.

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

Claims Related to Alleged Asbestos Exposure. The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Certain insurers have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos and/or environmental insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.) and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al ., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties are seeking a declaration of coverage under the policies for asbestos-related and environmental claims.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of March 31, 2010, Allegheny’s total number of claims alleging exposure to asbestos was 868 in West Virginia and five in Pennsylvania. Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

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

Leases

Allegheny has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, communication lines and buildings. Allegheny’s estimated future minimum lease payments for capital and operating leases, with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are:

(In millions)	April 1 through December 31, 2010	2011	2012	2013	2014	Thereafter	Total	Less: amount representing interest and fees	Present value of net minimum capital lease payments
Capital Leases	$8.9	$12.2	$9.5	$6.6	$6.1	$7.4	$50.7	$9.7	$41.0
Operating Leases	$5.2	$6.3	$5.7	$5.5	$5.4	$8.5	$36.6	$—	$—

ALLEGHENY ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The table below reflects Allegheny’s estimated commitments for energy and capacity purchases under PURPA contracts as of March 31, 2010. The commitments were calculated based on expected PURPA purchased power prices at March 31, 2010, without giving effect to possible price changes that could occur as a result of any future CO2 emissions regulation or legislation. Actual values can vary substantially depending upon future conditions.

(In millions)	kWhs	Amount
April 1 through December 31, 2010	2,685	$192.6
2011	3,568	258.7
2012	3,590	263.7
2013	3,580	269.5
2014	3,519	268.2
Thereafter	46,601	3,763.8

Total	63,543	$5,016.5

Fuel Purchase and Transportation Commitments

Allegheny has entered into various long-term commitments for the procurement and transportation of fuel (primarily coal) and lime to supply its generation facilities. Total estimated long-term fuel purchase and transportation commitments at March 31, 2010 were as follows:

(In millions)	Total
April 1 through December 31, 2010	$696
2011	1,078
2012	745
2013	713
2014	746
Thereafter	1,821

Total	$5,799

Other Purchase Obligations

AE has a Professional Service Agreement with Electronic Data Systems Corporation and EDS Information Services, LLC related to certain of Allegheny’s technology functions that will expire on December 31, 2012. Expected cash payments relating to the Professional Service Agreement are as follows:

(In millions)	April 1 through December 31, 2010	2011	2012	2013	Total
Other purchase obligations	$18.8	$23.8	$22.9	$—	$65.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements, Notes to Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).

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

There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations. Factors that could cause actual results to differ materially include, among others, the following:

•	the results of regulatory proceedings, including proceedings related to rates;

•	plant performance and unplanned outages;

•	volatility and changes in the price and demand for energy and capacity and changes in the value of FTRs;

•	volatility and changes in the price of coal, natural gas and other energy-related commodities, as well as transportation costs;

•	Allegheny’s ability to enter into, modify and enforce long-term fuel purchase agreements;

•	the effectiveness of Allegheny’s risk management policies and procedures;

•	the ability and willingness of counterparties to satisfy their financial and performance obligations;

•	changes in the weather and other natural phenomena;

•	changes in Allegheny’s requirements for, and the availability and price of, emission allowances;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in market rules, including changes to PJM’s participant rules and tariffs, and defaults by other market participants;

•	the loss of any significant customers or suppliers;

•	changes in both customer usage and customer switching behavior and their resulting effects on existing and future load requirements;

•	the impact of government-mandated energy consumption initiatives, as well as general trends in resource conservation;

•	dependence on other electric transmission and gas transportation systems and their constraints on availability;

•	the reliability of Allegheny’s own transmission system and its ongoing compliance with NERC reliability standards;

•	environmental regulations;

•	changes in other laws and regulations applicable to Allegheny, its markets or its activities;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	entry into, any failure to consummate, or any delay in the consummation of, contemplated asset sales or other strategic transactions;

•

the likelihood and timing of the completion of the proposed Merger with FirstEnergy, the terms and conditions of any required regulatory approvals of the proposed Merger, the impact of the proposed Merger on Allegheny’s employees and potential diversion of management’s time and attention from ongoing business during this time period;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	recent and any future disruptions in the financial markets and changes in access to capital markets;

•	the availability of credit;

•	actions of rating agencies;

•	inflationary or deflationary trends and interest rate trends;

•	general economic and business conditions, including the effects of the recent recession; and

•	other risks, including the effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting Allegheny’s risk profile is provided under Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K and under Part II, Item 1A, “Risk Factors,” in this report.

The primary purpose of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide information regarding Allegheny’s past and expected future performance in implementing its strategies and managing its risks and challenges. Allegheny’s MD&A includes the following sections:

•	“Overview” includes a discussion of overall challenges and recent developments and initiatives;

•	“Results of Operations” provides an overview of Allegheny’s operating results for the three months ended March 31, 2010 and 2009, including a review of earnings and results by reportable segment;

•

“Financial Condition-Liquidity and Capital Resources” provides an analysis of Allegheny’s liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact Allegheny’s past and future liquidity position and financial condition. This subsection also includes a listing and discussion of Allegheny’s current credit ratings; and

•	“Regulatory Framework Affecting Allegheny” provides a background and update of the various state and federal regulatory matters impacting Allegheny.

OVERVIEW

Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric services to customers in Pennsylvania, West Virginia, Maryland and Virginia primarily through AE’s various directly and indirectly owned subsidiaries. See Note 1, “Business and Basis of Presentation,” to Allegheny’s consolidated financial statements for more information.

Allegheny’s operations are aligned in two reportable segments, the Merchant Generation segment and the Regulated Operations segment. Allegheny changed the composition of its reportable segments during the fourth quarter of 2009, consistent with changes made to its management structure and the internal financial reporting used by its chief operating decision maker to regularly assess the performance of the business and allocate resources. See Note 9, “Segment Information,” to Allegheny’s consolidated financial statements for additional information.

The Regulated Operations segment includes, among other things, the operations of the Virginia distribution business, which is expected to be sold following the completion of applicable regulatory proceedings. See Note 4, “Assets Held for Sale,” to Allegheny’s consolidated financial statements and “Regulatory Framework Affecting Allegheny” for more information.

Business Challenges

Allegheny faces a number of risks in its generation business, including electricity and capacity price risk, fuel supply and price risk, generating plant performance and evolving environmental and other regulations and requirements.

Allegheny has executed and continues to enter into contracts for energy sales and fuel supply purchase at varying prices and duration within established policies and guidelines. Allegheny’s future profitability will be affected by prevailing market conditions and the extent to which, and prices at which, it has entered into intermediate or long-term power sales and fuel purchase agreements.

Allegheny manages the risks described above through various means, including risk-management programs that are designed to monitor and measure exposure to earnings and cash flow volatility related to changes in energy and fuel prices, counterparty credit quality and the operating performance of its generating units.

A significant challenge that Allegheny faces in its regulated business is to maintain high quality customer service and reliability in a cost-effective manner. Allegheny’s regulated operations are rate-regulated and are subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through customer rates in each of its operating jurisdictions. As discussed in consolidated financial statement Note 6, “Regulatory Assets and Liabilities,” there are a number of ongoing regulatory matters that may affect Allegheny’s recovery of its costs. See “Risk Factors” in the 2009 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” in this report for additional information regarding these and other risks that Allegheny faces in its business.

Allegheny continues to face the ongoing effects of an economic downturn that began during the second half of 2008, including lower market prices for electricity, which have reduced realized revenues from the sale of unhedged generation output and, at times, caused Allegheny’s coal-fired plants to be placed in reserve status when they were otherwise available to generate power.

During the first quarter of 2010, Allegheny:

•	entered into a merger agreement with FirstEnergy, as described in Note 2, “Merger Agreement” to Allegheny’s consolidated financial statements; and

•

reached a settlement of its base rate case in West Virginia with the Staff of the West Virginia PSC, the West Virginia Consumer Advocate Division and other parties, subject to West Virginia PSC approval, which is described in greater detail in Note 5, “Rates and Regulation,” to Allegheny’s consolidated financial statements.

Allegheny continues to proceed with matters relating to the proposed Merger with FirstEnergy. On March 23, 2010, FirstEnergy filed with the SEC a registration statement on Form S-4 containing a preliminary joint proxy statement and prospectus relating to the proposed Merger.

Liquidity

Allegheny does not have any significant debt scheduled to mature during 2010. In addition, Allegheny, AE Supply, TrAIL Company and Monongahela each have in place revolving credit facilities. Total available capacity under these revolving credit facilities was $1,687.9 million at March 31, 2010. See Financial Condition—Liquidity and Capital Resources below for additional information.

RESULTS OF OPERATIONS

Earnings attributable to AE by segment for the three months ended March 31, were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Earnings by Segment:
Merchant Generation	$42.5	$79.9
Regulated Operations	45.5	53.8
Elimination of intercompany transactions	0.2	0.2

Consolidated net income attributable to Allegheny Energy, Inc.	$88.2	$133.9

Basic earnings per share	$0.52	$0.79
Diluted earnings per share	$0.52	$0.79

Summary of Operating Results

Financial results for each segment were as follows:

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues	$462.6	$961.0	$(374.7)	$1,048.9	$455.6	$857.9	$(356.3)	$957.2

Operating expenses:
Fuel	234.4	83.5	—	317.9	185.4	73.6	—	259.0
Purchased power and transmission	9.6	512.6	(373.3)	148.9	9.4	479.4	(354.9)	133.9
Deferred energy costs, net	—	8.0	—	8.0	—	(17.0)	—	(17.0)
Operations and maintenance	66.0	154.1	(1.4)	218.7	62.0	106.6	(1.4)	167.2
Depreciation and amortization	32.2	48.1	(0.4)	79.9	23.8	45.2	(0.5)	68.5
Taxes other than income taxes	13.2	43.8	—	57.0	12.8	43.0	—	55.8

Total operating expenses	355.4	850.1	(375.1)	830.4	293.4	730.8	(356.8)	667.4

Operating income	107.2	110.9	0.4	218.5	162.2	127.1	0.5	289.8
Other income (expense), net	0.6	5.0	(3.2)	2.4	0.7	4.6	(2.8)	2.5
Interest expense	36.0	41.6	(0.7)	76.9	17.9	39.6	(0.2)	57.3

Income before income taxes	71.8	74.3	(2.1)	144.0	145.0	92.1	(2.1)	235.0
Income tax expense	27.0	28.8	—	55.8	62.8	38.1	—	100.9

Net income	44.8	45.5	(2.1)	88.2	82.2	54.0	(2.1)	134.1
Net income attributable to noncontrolling interest	(2.3)	—	2.3	—	(2.3)	(0.2)	2.3	(0.2)

Net income attributable to Allegheny Energy, Inc.	$42.5	$45.5	$0.2	$88.2	$79.9	$53.8	$0.2	$133.9

(a)	Represents elimination of transactions between reportable segments.

MERCHANT GENERATION SEGMENT

The following is a summary of certain statistical information relating to the Merchant Generation segment that is regularly reviewed by its management:

	Three Months Ended March 31,
	2010	2009	Change
Market prices:
Round-the-clock energy price ($/MWh, PJM Western Hub) (a)	$47.86	$50.09	(4.5)%
Round-the-clock energy price ($/MWh, PJM AD Hub) (a)	$39.81	$38.96	2.2%
Natural gas price-Henry Hub NYMEX ($/MMBtu)	$5.15	$4.58	12.4%

Allegheny operating statistics:
Realized energy price ($/MWh) (b)	$38.05	$43.61	(12.7)%

Supercritical Coal Units:
kWhs generated (in millions) (c)	7,158	6,451	11.0%
Equivalent Availability Factor (EAF) (d)	81.4%	79.5%	1.9%
Net Capacity Factor (NCF) (e)	73.9%	66.6%	7.3%
Station O&M (in millions) (f):
Base and operations	$19.5	$20.1	(3.0)%
Special maintenance	11.6	15.1	(23.2)%

Total Station O&M	$31.1	$35.2	(11.6)%

All Generating Units:
kWhs generated (in millions) (c)	8,408	7,388	13.8%
EAF (d)	83.0%	81.7%	1.3%
NCF (e)	53.9%	47.5%	6.4%
Station O&M (in millions) (f):
Base and operations	$28.7	$30.0	(4.3)%
Special maintenance	13.2	15.6	(15.4)%

Total Station O&M	$41.9	$45.6	(8.1)%

(a)	Represents the historical round-the-clock energy prices for the PJM Western Hub and PJM AEP-Dayton Hub, which management periodically considers when reviewing price trends within Allegheny’s region of PJM.
(b)	Represents the weighted average actual price received at the generation facility for power sold into PJM by Allegheny’s Merchant Generation plants.
(c)	Excludes kWhs consumed by pumping at the Bath County, Virginia hydroelectric station.
(d)	EAF represents the average available generating capacity expressed as a percentage of total generating capacity. This measure is commonly less than 100%, primarily due to planned and unplanned outages and derates.
(e)	NCF is a measure of actual net electricity generated compared to the amount of electricity that could have been generated at maximum operating capacity. This measure is less than 100% due to periods during which generating capacity is not available as a result of planned and unplanned outages, as well as periods during which generating capacity is available but is not dispatched because of the availability in the market of lower cost generation in amounts sufficient to meet demand.
(f)	Station O&M includes base, operations and special maintenance costs. Base and operations costs consist of normal recurring expenses related to the ongoing operation of the generation facilities. Special maintenance costs include costs associated with outage-related maintenance and projects that relate to the generation facilities.

Forward prices for certain commodities in Allegheny’s region were as follows:

	Forward Market Prices (a)
	Nine Months Ending December 31, 2010	2011	2012
Round-the-clock energy price-PJM Western Hub ($/MWh)	$38.08	$42.04	$43.32
Round-the-clock energy price-PJM AD Hub ($/MWh)	$32.63	$36.15	$38.43
Natural gas price-Henry Hub NYMEX ($/MMBtu)	$4.27	$5.34	$5.79

(a)	Based on average prices at March 31, 2010.

The performance of Allegheny’s Merchant Generation segment is significantly impacted by changes in prices for power and for commodities that underlie the generation of electric power, such as coal and natural gas. Changes in such prices result from changes in supply and demand, fuel costs, market liquidity, weather, environmental regulation and other factors. Market prices for power and related commodities are volatile and difficult to predict. In lower power price environments, Allegheny may generate less power because of the increased amount of time during which it is not economical to run its generating units.

To manage exposure to market price changes, Allegheny sells and purchases physical energy at the wholesale and retail level and enters into financial contracts within established risk management objectives and policies. The following table shows the percentages of Allegheny’s estimated future power sales and coal purchases that were hedged as of March 31, 2010:

	Nine Months Ending December 31, 2010	2011	2012
Percentage of expected coal-fired generation sales hedged	85%	41%	11%
Percentage of expected coal purchases hedged	99%	70%	66%

Selected financial results for the Merchant Generation segment were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Operating revenues	$462.6	$455.6
Operating income	$107.2	$162.2
Income before income taxes	$71.8	$145.0

Operating Revenues

Merchant Generation operating revenues were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
PJM energy revenue (all generation)	$319.8	$321.7

PJM capacity revenue	102.6	65.2

Power hedge revenue, net:
Power sale revenue-affiliated contracts	366.9	346.5
Power sale revenue-nonaffiliated contracts	13.4	19.4
Power purchased from PJM to serve affiliated and nonaffiliated contracts	(343.8)	(350.9)
Realized gains on financial hedges	—	6.0

Power hedge revenue, net	36.5	21.0
Other, including unrealized gains on hedge instruments	3.7	47.7

Total operating revenues	$462.6	$455.6

Total operating revenues increased $7.0 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a $37.4 million increase in PJM capacity revenue and a $15.5 million increase in power hedge revenue, net, partially offset by a $44.0 million decrease in other revenues, including unrealized gains on hedge instruments and a $1.9 million decrease in PJM energy revenue.

PJM Energy Revenue

PJM energy revenue represents the sale of all power produced by Merchant Generation. PJM energy revenue decreased by $1.9 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as a result of lower power prices, partially offset by higher generation output.

PJM Capacity Revenue

PJM capacity revenue increased $37.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, resulting from increased capacity prices under the PJM RPM auction process.

Power Hedge Revenue, Net

Power hedge revenue, net increased $15.5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a $20.4 million increase in power sale revenue—affiliated contracts.

Power sale revenue—affiliated contracts relates to sales of power by the Merchant Generation segment to West Penn and Potomac Edison under power sales contracts. Power sale revenue—affiliated contracts increased $20.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased revenues in Pennsylvania resulting from higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of the power supply contract between West Penn and AE Supply.

Other Revenues

Other revenues decreased $44.0 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting and decreased unrealized gains on FTRs.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, as well as emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Fuel	$234.4	$185.4

Fuel expense increased $49.0 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased coal expense, resulting from a 13.6% increase in the average cost of coal per ton and an 11.4% increase in tons of coal consumed at Allegheny’s merchant generation facilities.

Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Operations and maintenance	$66.0	$62.0

Operations and maintenance expenses increased $4.0 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a $3.2 million charge due to an adjustment to the other postretirement employee benefits (“OPEB”) liability and expenses related to the proposed Merger with FirstEnergy.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Depreciation and amortization	$32.2	$23.8

Depreciation and amortization expenses increased $8.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to Scrubber equipment at the Hatfield’s Ferry generating facility, which was placed into service during 2009.

Interest Expense

Interest expense was as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Interest expense	$36.0	$17.9

Interest expense increased $18.1 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to decreased capitalized interest expense resulting from capital projects that were completed and placed into service, including the Scrubber equipment at the Hatfield’s Ferry generating facility, and increased interest expense resulting from a July 2009 issuance of $235 million of pollution control bonds and borrowings under AE’s credit facility.

See Note 8, “Common Stock and Debt,” to Allegheny’s consolidated financial statements for additional information.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2010 was 37.6%. Income tax expense for the three months ended March 31, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the rate by 1.2%, changes in reserves for uncertain tax positions, which increased the rate by 1.3% and the Merchant Generation segment’s share of consolidated tax, which increased the rate by 1.2%. These increases were partially offset by permanent differences, the ratemaking effects of investment tax credits and depreciation differences, which decreased the rate by 1.1%.

The effective tax rate for the three months ended March 31, 2009 was 43.3%. Income tax expense for the three months ended March 31, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the rate by 2.9%, adjustments to reserves for uncertain tax positions, which increased the rate by 0.5% and an adjustment to the Pennsylvania net operating loss carryforward deferred tax asset, which increased the rate by 6.6%. These increases were partially offset by permanent differences and the ratemaking effects of investment tax credits, which decreased the rate by 1.7%.

REGULATED OPERATIONS SEGMENT

Selected financial results for the Regulated Operations segment were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Operating revenues	$961.0	$857.9
Operating income	$110.9	$127.1
Income before income taxes	$74.3	$92.1

The performance of Allegheny’s Regulated Operations segment is significantly impacted by customer demand for electricity, regulatory ratemaking actions and the progress of transmission expansion projects. Retail electricity sales were as follows:

	Three Months Ended March 31,		Change
	2010	2009
Retail electricity sales (million kWhs)	11,800	11,531	2.3%

In addition to retail electricity sales, management monitors the performance of the Regulated Operations segment based in part on certain statistical information including the following:

	Three Months Ended March 31,		Change
	2010	2009
Revenue per MWh sold (a)	$7.99	$7.39	8.1%
O&M per MWh sold (b)	$12.81	$8.99	42.5%
HDD (c)	2,766	2,760	0.2%
kWhs generated (million kWhs) (d)	2,827	2,719	4.0%

(a)	This measure is calculated by dividing total revenues from retail sales of electricity by retail electricity sales.
(b)	This measure is calculated by dividing total O&M, excluding O&M related to transmission expansion, which is recovered in formula rates, by retail electricity sales measured in MWhs.
(c)	Heating degree-days (“HDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit. Each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. HDD is most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive. Normal HDD for the three months ended March 31, 2010 and 2009 were 2,800.
(d)	Represents kWhs generated by Monongahela’s regulated generation facilities.

Capital expenditures on Allegheny’s PATH, TrAIL and other transmission expansion projects are continuing. Increased capital spending on these projects directly impacts earnings. Income before income tax relating to transmission expansion increased $12.7 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and net income attributable to Allegheny Energy, Inc. relating to transmission expansion increased $8.5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Operating Revenues

Regulated Operation revenues were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Retail electric:
Generation and ancillary	$714.6	$635.0
Transmission	33.9	33.0
Distribution	193.8	184.5

Total retail electric	942.3	852.5
Transmission services and bulk power:
PJM revenue, net	(44.6)	(42.0)
Warrior Run generation revenue	19.0	18.9
Transmission and other	36.6	19.7

Total transmission services and bulk power	11.0	(3.4)
Other, including unrealized gains on hedge instruments	7.7	8.8

Total operating revenues	$961.0	$857.9

Total operating revenues increased $103.1 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an $89.8 million increase in retail electric revenues and a $14.4 million increase in transmission services and bulk power revenues.

Retail Electric

Retail electric revenues increased $89.8 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to:

•	a $36.2 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $34.0 million increase related to a January 1, 2010 fuel and purchased power costs rate adjustment in West Virginia and

•	increased revenues resulting from a 2.3% increase in MWhs sold.

Transmission Services and Bulk Power

Transmission services and bulk power revenues increased $14.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to returns earned on construction work in progress on transmission expansion projects.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, as well as emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Fuel	$83.5	$73.6

Fuel expense increased $9.9 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased coal expense, resulting from an 8.7% increase in the average cost of coal per ton and a 2.4% increase in tons of coal consumed at Allegheny’s regulated generation facilities.

Purchased Power and Transmission: Purchased power and transmission expense represents power purchased from AE Supply and third-party suppliers, including purchases from qualifying facilities under PURPA. Purchased power and transmission expense was as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Purchased power and transmission	$512.6	$479.4

Purchased power and transmission expense increased $33.2 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to higher generation rates paid under the terms of a power supply agreement between West Penn and AE Supply and higher customer demand.

Deferred Energy Costs, net: Deferred energy costs, net represent an adjustment of actual costs incurred during the period for amounts that are expected to be charged or credited to customers in rates in a future period under a regulatory mechanism. The components of deferred energy costs were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
ENEC related costs	$11.5	$(12.1)
AES Warrior Run PURPA generation	1.5	(3.5)
Market-based generation and other costs	(5.0)	(1.4)

Deferred energy costs, net	$8.0	$(17.0)

ENEC Costs. Under the annual ENEC method of recovering net power supply costs in West Virginia, including fuel costs, purchased power costs and other related expenses, net of related revenue and interest earnings on the Fort Martin Scrubber project escrow fund, Monongahela and Potomac Edison track actual costs and revenues for under and/or over recoveries, and generally file requests for revised ENEC rates on an annual basis. Any under-recovery and/or over-recovery of costs, net of related revenues, is deferred, for subsequent recovery or refund, as a regulatory asset or regulatory liability, with the corresponding impact on the consolidated statements of income reflected in “Deferred energy costs, net.”

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

Market-based Generation and Other Costs. Potomac Edison is authorized by the Maryland PSC to recover the costs of the generation component of power sold to certain residential, commercial and industrial customers that did not choose a third-party alternative generation provider. A regulatory asset or liability is recorded on Potomac Edison’s balance sheet for any under-recovery or over-recovery of the generation component of costs charged to these customers. In addition, under an order by the Virginia PSC, Potomac Edison is permitted a rate adjustment to recover a portion of any increased purchased power costs. The order directed Potomac Edison to defer for future collection any under-or over-recovery of purchased power costs approved.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Operations and maintenance	$154.1	$106.6

Operations and maintenance expenses increased $47.5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a $20 million increase in restoration costs due to severe storms, a $7.2 million charge due to an adjustment to the OPEB liability and expenses related to the proposed Merger with FirstEnergy.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Depreciation and amortization	$48.1	$45.2

Depreciation and amortization expenses increased $2.9 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased depreciation expense resulting from the Fort Martin Scrubbers, which were placed into service during the fourth quarter of 2009.

Interest Expense

Interest expense was as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Interest expense	$41.6	$39.6

Interest expense increased $2.0 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased net borrowings by TrAIL Company and borrowings under AE’s revolving credit facility, partially offset by lower interest expense related to the repayment of $110 million of medium-term notes by Monongahela during January 2010. See Note 8, “Common Stock and Debt,” to Allegheny’s consolidated financial statements for additional information.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2010 was 38.8%. Income tax expense for the three months ended March 31, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35% primarily due to state taxes, which increased the rate by 5.8% and changes in tax reserves, which increased the rate by 0.9%. These increases were partially offset by the Regulated Operations segment’s share of consolidated tax, which decreased the rate by 2.2% and permanent differences, the ratemaking effects of investment tax credits and depreciation differences, which decreased the rate by 0.7%.

The effective tax rate for the three months ended March 31, 2009 was 41.4%. Income tax expense for the three months ended March 31, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the rate by 4.2%, adjustments to reserves for uncertain tax positions, which increased the rate by 1.1%, and ratemaking effects of depreciation differences, which increased the rate by 1.9%. These increases were partially offset by permanent differences and the ratemaking effects of investment tax credits, which decreased the rate by 0.8%.

Transmission Expansion

The Regulated Operations segment includes the operations of TrAIL Company, PATH Allegheny and Allegheny’s interest in PATH WV relating to transmission expansion projects. The results of operations and selected balance sheet information related to transmission expansion were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Results of operations:
Operating revenues	$32.2	$13.4

Operations and maintenance	3.9	3.0
Depreciation and amortization	1.0	1.0
Taxes other than income taxes	0.6	0.2

Total operating expenses	5.5	4.2

Operating income	26.7	9.2
Other income (expense), net	1.4	0.4
Interest expense, net of capitalized interest	6.8	1.0

Income before income taxes	21.3	8.6
Income tax expense	7.9	3.5

Net income	13.4	5.1
Net income attributable to noncontrolling interest	—	0.2

Net income attributable to Allegheny Energy, Inc.	$13.4	$4.9

(In millions)	March 31, 2010	December 31, 2009
Balance sheet information:
Property, plant and equipment, net	$925.2	$825.3
Total assets	$1,084.2	$922.5
Long-term debt	$563.4	$455.0

TrAIL Company and PATH, LLC are subject to regulation of rates by FERC for amounts billed through PJM. FERC has approved the use of a formula rate methodology for recovery of all prudently incurred operations and maintenance expenses and a return on debt and equity on all capital expenditures in connection with TrAIL and PATH based on a hypothetical 50% debt and 50% equity capital structure until the transmission facilities are placed into service, as well as an income tax allowance. The actual capital structure will be reflected in the formula rate once the transmission facilities are placed into service. TrAIL Company and PATH, LLC recognize revenue based on allowable costs incurred and return earned. Therefore, revenues and operating income are expected to increase as the projects progress.

As further discussed in Note 3, “Recently Adopted and Recently Issued Accounting Standards,” to Allegheny’s consolidated financial statements, in January 2010, Allegheny adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” Allegheny determined that it is no longer the primary beneficiary of PATH WV, and Allegheny has deconsolidated PATH WV from its consolidated financial statements effective January 1, 2010.

At March 31, 2010, Allegheny’s consolidated balance sheet included Allegheny’s investment in PATH WV on the equity method of accounting in the amount of $17.4 million. At December 31, 2009, Allegheny’s consolidated balance sheet included property, plant and equipment of PATH WV in the amount of $35.8 million, cash and cash equivalents of $3.4 million and noncontrolling interest related to AEP’s ownership of approximately $14.9 million. Allegheny’s consolidated statement of income for the three months ended March 31, 2010 included other income of $0.8 million representing Allegheny’s 50% equity in the pre-tax earnings of PATH WV.

Allegheny’s consolidated statement of income for the three months ended March 31, 2009 included revenues of $1.9 million, operating income of $0.7 million and net income attributable to noncontrolling interest of $0.2 million.

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

At March 31, 2010 and December 31, 2009, Allegheny had cash and cash equivalents of $185.9 million and $286.6 million, respectively, and current restricted funds of $16.8 million and $25.9 million, respectively. Current restricted funds were comprised of funds collected from West Virginia customers to service Fort Martin Scrubber bonds and intangible transition charges collected from West Penn customers. In addition, at March 31, 2010 and December 31, 2009, Allegheny had long-term restricted funds of $45.9 million and $60.2 million, respectively. Long-term restricted funds primarily related to proceeds remaining from the issuance of Fort Martin Scrubber bonds.

See Note 8, “Common Stock and Debt,” to Allegheny’s consolidated financial statements for a listing of Allegheny’s debt by maturity date. AE, AE Supply, TrAIL Company and Monongahela each have in place revolving credit facilities. AE’s credit facility matures in 2011, AE Supply’s and Monongahela’s credit facilities mature in 2012 and TrAIL Company’s credit facility matures in 2013. At March 31, 2010, borrowing capacity under these credit facilities was as follows:

(In millions)	Total Capacity	Borrowed	Letters of Credit Issued	Available Capacity
AE Revolving Credit Facility	$376.0	$30.0	$3.1	$342.9
AE Supply Revolving Facility	1,000.0	—	—	1,000.0
TrAIL Company Credit Facility	350.0	115.0	—	235.0
Monongahela Revolving Credit Facility	110.0	—	—	110.0

Total	$1,836.0	$145.0	$3.1	$1,687.9

Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $20.1 million and $20.8 million of cash collateral deposits were included in current assets at March 31, 2010 and December 31, 2009, respectively. Approximately $4.7 million and $3.1 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, respectively. If Allegheny’s credit ratings were to decline, it may be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties. See Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to Allegheny’s consolidated financial statements for additional information regarding potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2010.

A downgrade of AE, AE Supply and the Distribution Companies at March 31, 2010 below Standard & Poor’s BB- or Moody’s Ba3, would have required Allegheny to post an additional $81 million of collateral to counterparties, including PJM, for both derivative and non-derivative contracts.

Allegheny’s consolidated capital structure was as follows:

	March 31, 2010		December 31, 2009
(In millions)	Amount	%	Amount	%
Long-term debt, including portion due within one year	$4,564.7	58.6	$4,557.8	59.4
Allegheny Energy, Inc. common stockholders’ equity	3,226.0	41.4	3,113.2	40.6

Total	$7,790.7	100.0	$7,671.0	100.0

2010 Debt Activity

Borrowings and principal repayments on debt during 2010 were as follows:

(In millions)	Issuances	Repayments
AE:
AE Revolving Credit Facility	$30.0	$—
TrAIL Company:
Medium-Term Notes	450.0	—
New TrAIL Company Credit Facility—Revolver	115.0	—
TrAIL Company Credit Facility—Term Loan (a)	30.0	465.0
TrAIL Company Credit Facility—Revolver (a)	—	20.0
West Penn:
Transition Bonds	—	14.7
Monongahela:
Medium-Term Notes	—	110.0
Environmental Control Bonds	—	5.4
Potomac Edison:
Environmental Control Bonds	—	1.7

Consolidated Total	$625.0	$616.8

(a)	Represents debt under TrAIL Company’s previous credit facility, which was repaid and terminated in January 2010, at which time TrAIL Company also entered into a new revolving credit facility, as described below.

During January 2010, Monongahela repaid its $110 million aggregate principal amount of its 7.36% medium-term notes.

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

On May 3, 2010, Potomac Edison and West Penn entered into new $150 million and $200 million senior unsecured revolving credit facilities, respectively. On May 4, 2010, AE entered into a new $250 million senior unsecured revolving credit facility. The new AE revolving credit facility replaces AE’s previous $376 million revolving credit facility, which was scheduled to mature in May 2011. The AE and West Penn facilities mature April 30, 2013. The Potomac Edison facility matures on December 31, 2011, but it will be automatically extended to April 30, 2013, subject to Potomac Edison securing necessary authorization under Virginia law, if any. Loans under all three new facilities generally bear interest that is calculated based on the London Interbank Offered Rate, plus a margin based on such entity’s senior unsecured credit rating. Currently, the margins are 3.0% for AE and 2.75% for Potomac Edison and West Penn. Allegheny capitalized approximately $5.9 million in debt issuance costs related to the three new facilities.

Dividends

On March 22, 2010, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on March 8, 2010.

Future dividends will be declared at the discretion of the AE’s Board of Directors and will depend upon available earnings, cash flows and other relevant factors. AE’s credit facility places a limit on quarterly cash dividends based on net income in the four preceding quarters. Additionally, under the terms of its Merger Agreement with FirstEnergy, AE is prohibited from increasing its quarterly cash dividend.

Capital Expenditures

Actual capital expenditures for 2009 and estimated capital expenditures for 2010 and 2011 are shown on a cash basis in the following table. The scope, amounts and timing of capital projects and related expenditures are subject to continuing review and adjustment, and actual capital expenditures may vary from these estimates.

	Actual 2009	Projected
(in millions)		2010	2011
Transmission and distribution facilities:
TrAIL and related TrAIL Company projects (a)	$455.4	$459.4	$143.0
PATH (b)	43.7	20.3	59.6
Smart meter initiatives (c)	24.0	174.0	102.0
Other transmission and distribution facilities	211.1	259.8	293.3

Total transmission and distribution facilities	734.2	913.5	597.9
Environmental:
Fort Martin Scrubbers	160.7	34.3	—
Hatfield Scrubbers	135.2	20.7	—
Other	39.0	87.5	155.8

Total environmental	334.9	142.5	155.8
Generation facilities, excluding environmental projects included above	81.6	83.6	66.8
Other capital expenditures	1.5	4.6	5.1

Total capital expenditures	$1,152.2	$1,144.2	$823.6

(a)	TrAIL has a target completion date of 2011 and an estimated cost, excluding AFUDC, of approximately $925 million. TrAIL Company is also engaged in other transmission projects.
(b)	Allegheny’s share of the estimated cost of the PATH project is approximately $1.2 billion. PJM is expected to determine the required in-service date for PATH in connection with its 2010 RTEP process.
(c)	Includes expenditures related to Allegheny’s smart meter implementation plans to comply with Pennsylvania’s Act 129. Allegheny currently is re-evaluating its Act 129 compliance strategy, with a view toward developing a less costly alternative to meet the 2011 and 2013 energy consumption and demand reduction requirements. See “Regulatory Framework Affecting Allegheny” for more information.

Other Matters Concerning Liquidity and Capital Requirements

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may include additional discretionary contributions to increase the funded level of the plan. Based on current economic conditions, Allegheny expects to contribute between $25.0 million and $75.0 million to its qualified pension plan during the remainder of 2010. Allegheny currently anticipates that it will contribute approximately $3.0 million during the remainder of 2010 to fund postretirement benefits other than pensions.

Allegheny has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Note 17, “Commitments and Contingencies,” to Allegheny’s consolidated financial statements for additional information.

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

	Three Months Ended March 31,
(In millions)	2010	2009
Net income	$88.2	$134.1
Non-cash items included in income	161.6	117.0
Contributions to pension and OPEB plans	(2.6)	(1.7)
Share-based excess tax benefits included in cash flows from financing activities	—	(20.0)
Changes in certain assets and liabilities	(68.6)	(222.0)

Net cash provided by operating activities	$178.6	$7.4

The non-cash items included in income for the three months ended March 31, 2010 primarily consisted of depreciation and amortization of $79.9 million and deferred income taxes of $47.1 million. Changes in certain assets and liabilities primarily consisted of changes in accrued taxes and prepaid taxes of $53.7 million, primarily as a result of timing differences associated with the payments of certain tax obligations, and changes in receivables and payables of $21.9 million, resulting from normal working capital activity.

The non-cash items included in income for the three months ended March 31, 2009 primarily consisted of depreciation and amortization of $68.5 million and deferred income taxes of $98.1 million, partially offset by unrealized gains on derivative contracts, net of $33.2 million. Changes in certain assets and liabilities primarily consisted of an increase in collateral deposits of $73.3 million, due to increased collateral requirements with various counterparties, primarily PJM, relating to changes in credit policy requirements, $46.7 million in changes in receivables and payables resulting from normal working capital activity, changes in accrued taxes and prepaid taxes of $89.4 million, primarily as a result of timing differences associated with the payments of certain tax obligations, and an increase in materials, supplies and fuel inventories of $42.4 million, primarily as a result of increased fuel inventory levels and higher prices.

Investing Activities

Cash flows from investing activities are summarized as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Capital expenditures	$(266.9)	$(254.1)
Decrease in restricted funds	23.3	58.9
Deconsolidation of PATH—WV	(3.4)	—
Other investments	(0.9)	(1.3)

Net cash used in investing activities	$(247.9)	$(196.5)

Cash flows used in investing activities for the three months ended March 31, 2010 were $247.9 million and primarily consisted of $266.9 million of capital expenditures, partially offset by a $23.3 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin Scrubber project to pay for construction costs associated with that project.

Cash flows used in investing activities for the three months ended March 31, 2009 were $196.5 million and primarily consisted of $254.1 million of capital expenditures, partially offset by a $58.9 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin Scrubber project to pay for construction costs associated with that project.

Financing Activities

Cash flows from financing activities are summarized as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Issuance of long-term debt	$613.0	$97.7
Repayment of long-term debt	(616.8)	(57.2)
Payments on capital lease obligations	(2.2)	(2.2)
Share-based excess tax benefits	—	20.0
Cash dividends paid on common stock	(25.4)	(25.4)

Net cash provided by (used in) financing activities	$(31.4)	$32.9

Cash flows used in financing activities for the three months ended March 31, 2010 were $31.4 million and primarily consisted of $616.8 million of various debt repayments and $25.4 million of cash dividends paid on common stock, partially offset by $613.0 million from borrowings primarily under TrAIL Company’s medium term notes and credit facility and Allegheny’s credit facility.

Cash flows provided by financing activities for the three months ended March 31, 2009 were $32.9 million and primarily consisted of $97.7 million from borrowings primarily under TrAIL Company’s Term Loan and AE Supply’s Revolving Loan and $20.0 million from share-based excess tax benefits, partially offset by $57.2 million in various debt repayments, and $25.4 million of cash dividends paid on common stock.

CREDIT RATINGS

The following table lists Allegheny’s credit ratings, as of May 7, 2010:

	Moody’s	S & P	Fitch
Outlook	Stable	Stable	Positive
AE:
Corporate Credit Rating	Not Rated	BBB-	BBB-(a)
Senior Unsecured Debt	Ba1	BB+	BBB-
AE Supply:
Senior Secured Debt	Baa2	BBB	BBB
Senior Unsecured Debt	Baa3	BBB-	BBB-
Monongahela:
First Mortgage Bonds	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa3	BBB-	BBB-
Environmental Control Bonds	Aaa	AAA	AAA
Potomac Edison:
First Mortgage Bonds	Baa1	BBB+	BBB+
Environmental Control Bonds	Aaa	AAA	AAA
Senior Unsecured Debt	Baa3	BBB-	BBB-
West Penn:
Transition Bonds	Aaa	AAA	AAA
First Mortgage Bonds	A3	BBB+	BBB+
Senior Unsecured Debt	Baa2	BBB-	BBB-
TrAIL:
Senior Unsecured Debt	Baa2	BBB-	BBB
AGC:
Senior Unsecured Debt	Baa3	BBB-	BBB-

(a)	Issuer Default Rating

OTHER MATTERS

Critical Accounting Policies

A summary of critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2009 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, “Recently Adopted and Recently Issued Accounting Standards,” to Allegheny’s consolidated financial statements for a summary of recently adopted and recently issued accounting standards that are applicable to Allegheny.

REGULATORY FRAMEWORK AFFECTING ALLEGHENY

The interstate transmission services and wholesale power sales of the Distribution Companies, TrAIL Company, PATH, LLC, AE Supply and AGC are regulated by FERC under the FPA. The Distribution Companies’ local distribution service and sales at the retail level are subject to state regulation. In addition, Allegheny is subject to numerous other local, state and federal laws, regulations and rules. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in this report.

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

FERC’s policies, regulations and orders encourage competition among wholesale sellers of electricity. To support competition, FERC requires public utilities that own transmission facilities to make such facilities available on a non-discriminatory, open-access basis and to comply with standards of conduct that prevent transmission-owning utilities from giving their affiliated sellers of electricity preferential access to the transmission system and transmission information. To further competition, FERC encourages transmission-owning utilities to participate in RTOs such as PJM, by transferring functional control over their transmission facilities to RTOs.

All of Allegheny’s generation assets and power supply obligations are located within the PJM market, and PJM maintains functional control over the transmission facilities owned by the Distribution Companies and

TrAIL Company. PJM operates a competitive wholesale electricity market and coordinates the movement of wholesale electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM is also responsible for developing and implementing the RTEP for the PJM region to ensure reliability of the electric grid and promote market efficiency. In addition, PJM determines the requirements for, and manages the process of, interconnecting new and expanded generation facilities to the grid. Changes in the PJM tariff, operating agreement, policies and/or market rules could adversely affect Allegheny’s financial results. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in this report.

Transmission Rate Design. FERC actions with respect to the transmission rate design within PJM may impact the Distribution Companies. Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator (the “Midwest ISO”) regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals, concluding that neither the rate design proposals nor the existing PJM rate design had been shown to be just and reasonable. FERC ordered the continuation of the existing PJM zonal “license plate” rate design and the implementation of a transition charge for these regions during a 16-month transition period commencing on December 1, 2004 and ending on March 31, 2006. Subsequently, transition charge proposals were submitted by transmission owners and accepted by FERC subject to an evidentiary hearing to determine if the amount of the charges was just and reasonable. Rehearing of the November 2004 order is pending before FERC and will be subject to possible judicial review. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

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

In April 2007, FERC issued an order addressing transmission rate design within the PJM region. In the order, FERC directed the continuation of the zonal “license plate” rate design for all existing transmission facilities within the PJM region, the allocation of costs of new, centrally-planned transmission facilities operating at or above 500 kV on a region-wide “postage stamp” or “socialized” basis, and the development of a detailed “beneficiary pays” methodology for the allocation of costs of new transmission facilities below 500 kV. Subsequently, FERC approved a detailed “beneficiary pays” methodology developed through settlement discussions among several parties to the underlying FERC proceedings. On August 6, 2009, the U. S. Court of Appeals for the Seventh Circuit remanded this decision to FERC for further justification with regard to the allocation of costs for new 500 kV and above transmission facilities but denied petitions for review relating to FERC’s decision with regard to the pricing of existing transmission facilities. On January 21, 2010, FERC issued an order establishing a paper hearing in response to the Seventh Circuit’s remand. On April 13, 2010, PJM submitted to FERC information required by the order. The Distribution Companies expect to respond to this information by May 28, 2010, the date set by FERC for such responses.

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

In January 2008, FERC accepted a compliance filing submitted by certain PJM and Midwest ISO transmission owners establishing the transmission pricing methodology for transactions involving transmission service originating in the PJM region or the Midwest ISO region and terminating in the other region. The methodology maintains the existing rate design for such transactions under which PJM and Midwest ISO treat transactions that source in one region and sink in the other region the same as transactions that source and sink entirely in one of the regions. These inter-regional transactions are assessed only the applicable zonal charge of the zone in which the transaction sinks and no charge is assessed in the zone of the region where the transaction originates. Judicial review of FERC’s order in this matter is pending. Allegheny cannot predict the outcome of these proceedings or whether they will have a material impact on its business or financial position.

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

PJM Calculation Error. On March 8, 2010, the Midwest ISO filed two complaints against PJM. Both complaints are related to a modeling error that PJM discovered in September 2009. PJM reported that a modeling error in its system impacted the manner in which market-to-market power flow calculations were made between PJM and the Midwest ISO. Since April 2005, PJM had incorrectly modeled the ownership of certain generation resources in its system. The generation resources in question had an impact on power flows across the PJM/

Midwest ISO border, and therefore the ownership of those resources (i.e., whether they were owned by a PJM company or a Midwest ISO company) had an impact on the way in which PJM and the Midwest ISO should have been compensated for market-to-market transactions. The Midwest ISO claims that this error resulted in PJM underpaying the Midwest ISO by approximately $130 million over the time period in question. The first complaint seeks a refund by PJM to the Midwest ISO of $130 million plus interest. The second complaint alleges that PJM did not properly trigger market-to-market settlements between PJM and the Midwest ISO during times when it was required to do so under the Joint Operating Agreement between the two companies. The Midwest ISO claims that PJM’s failure to act as required may have cost the Midwest ISO $5 million or more. The second complaint requests refunds of this additional amount. As PJM market participants, AE Supply and Monongahela may be liable for a portion of any refunds ordered in this case. PJM, Allegheny and other PJM market participants filed responses to the Midwest ISO complaints on April 12, 2010 denying any liability. In its response Allegheny argued that even if PJM had in fact committed an error that impacted market-to-market settlements there were both legal and equitable reasons why FERC should decline to order any refunds be paid. Also on April 12, PJM filed a related complaint against the Midwest ISO claiming that the Midwest ISO improperly called for market-to-market settlements several times during the same time period covered by the two Midwest ISO complaints. PJM claims these improper actions by the Midwest ISO may have cost the PJM market participants $25 million or more.

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

While NERC is charged with establishing and enforcing appropriate reliability standards, it has delegated their day-to-day implementation and enforcement to eight regional oversight entities, including ReliabilityFirst Corporation (“ReliabilityFirst”). These regional oversight entities are responsible for developing regional reliability standards that are consistent with NERC’s standards. Each regional entity has its own compliance program designed to monitor, assess and enforce compliance with the applicable reliability standards through compliance audits, self-reporting and exception reporting mechanisms, self certifications, compliance violation investigations, periodic data submissions and complaint processes. Allegheny is a member of ReliabilityFirst, participates in the NERC and ReliabilityFirst stakeholder processes and monitors and manages its operations in response to the ongoing development, implementation and enforcement of relevant reliability standards. Allegheny has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards and has settled certain related issues. In addition, ReliabilityFirst is currently conducting several violation investigations that have been self-reported by Allegheny. The results of these proceedings and investigations have not had, and are not expected to have, any material impact on Allegheny’s operations or the results thereof. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in this report.

Transmission Expansion

TrAIL Project. TrAIL is a new, 500kV transmission line currently under construction that will extend from southwest Pennsylvania through West Virginia and into northern Virginia. TrAIL is scheduled to be completed and placed in service no later than June 2011. PJM, which is an RTO, directed the construction of TrAIL pursuant to its 2006 RTEP to assure the continued reliability of the transmission grid and reduce congestion in the PJM region. FERC has jurisdiction over the rates for transmission of electricity under the FPA. Rates for transmission service must be filed with and approved by FERC under Section 205 of the FPA. FERC authorized a return on equity of 12.7% for TrAIL and the static volt-ampere reactive power compensator at the Black Oak substation and 11.7% for all other TrAIL Company transmission projects for which an incentive rate of return was not requested; a return on construction work in progress (“CWIP”) for most components of TrAIL prior to completion of construction and placement into service; and recovery of prudently incurred development and construction costs if TrAIL is abandoned as a result of factors beyond TrAIL Company’s control.

PATH Project. PATH is a new, 765 kV transmission line that is proposed to extend through West Virginia and into Maryland. PJM authorized the construction of PATH in June 2007. Allegheny and a subsidiary of AEP formed PATH, LLC to build PATH, and in December 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a formula rate tariff effective March 1, 2008. The filing also included a request for certain incentive rate treatments. In February 2008, FERC issued an order setting the cost of service formula rate to calculate annual revenue requirements for the project and authorizing: a return on equity of 14.3%; a return on CWIP; recovery of prudently incurred start-up business and administrative costs incurred prior to the time the rates go into effect; and recovery of prudently incurred development and construction costs if PATH is abandoned as a result of factors beyond the control of PATH, LLC.

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

In October 2007, West Penn filed a default service plan with the Pennsylvania PUC. The Pennsylvania PUC administrative law judge entered a final order on July 25, 2008 that largely approved West Penn’s proposed default service plan, including its full requirements procurement approach and rate mitigation plan. West Penn filed tariff supplements implementing the default service plan in September 2008 and January 2009. On February 6, 2009, West Penn filed a petition with the Pennsylvania PUC requesting approval to advance the first series of default service procurements for residential customers from June 2009 to April 2009 to take advantage of a downturn in market prices for power. West Penn’s petition was approved by the Pennsylvania PUC in March 2009, and it began to conduct advanced procurements in April 2009. Also in April 2009, West Penn petitioned to Pennsylvania PUC for approval to further accelerate default service procurements increasing by 550 MW the amount of power that it planned to procure in June 2009. By Order entered May 14, 2009, the Pennsylvania PUC approved the request to advance the procurement of 550 MW, and the procurement occurred in June 2009. West Penn has procured approximately 67% of the generation supply needed to serve its residential customers in 2011 and approximately 50% of the generation supply needed to serve its small and medium non-residential customers in 2011.

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

On August 14, 2009, West Penn filed its Smart Meter Technology Procurement and Installation Plan (the “SMI Plan”). As proposed, the SMI Plan provided for extensive deployment of smart meter infrastructure with replacement of all of West Penn’s approximately 725,000 meters by the end of 2014. A hearing on the SMI Plan was held on November 8, 2009. On December 18, 2009, West Penn filed a motion to reopen the evidentiary record to submit an alternative smart meter plan proposing, among other things, a less rapid deployment of smart meters. On January 13, 2010, the Pennsylvania PUC granted the motion to reopen the record and remanded the proceeding to the ALJ. The Pennsylvania PUC also waived the January 2010 deadline by which the ALJ’s recommended decision would have been required. The hearing was held on March 16, 2010, but the ALJ has not yet issued a recommended decision. On May 6, 2010, the ALJ issued a decision finding that West Penn’s alternative smart meter deployment plan, subject to certain modifications, complies with the requirements of Act 129 and recommending approval of the alternative plan, as modified, including West Penn’s proposed cost recovery mechanism.

However, in light of the significant expenditures that would be associated with its smart meter deployment plans and related infrastructure upgrades as previously proposed, as well as its evaluation of recent PA PUC decisions approving less rapid deployment proposals by other EDCs, Allegheny currently is re-evaluating its Act 129 compliance strategy, including both its plans with respect to smart meter deployment and certain smart meter dependent aspects of its Energy Efficiency and Conservation Plan, with a view toward developing a less costly alternative to meet the 2011 and 2013 energy consumption and demand reduction requirements.

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

Rate Case. On August 13, 2009, Monongahela and Potomac Edison filed with the West Virginia PSC a request to increase retail rates by approximately $122.1 million annually, effective June 10, 2010. On January 12, 2010, Monongahela and Potomac Edison filed supplemental testimony discussing a tax treatment change that would result in a revenue requirement that is approximately $7.7 million lower than the requirement included in the original filing. In addition, in December 2009, subsidiaries of Monongahela and Potomac Edison completed a securitization transaction to finance certain costs associated with the installation of Scrubbers at the Fort Martin generating station, which costs would otherwise have been included in the request for rate recovery. Monongahela and Potomac Edison ultimately requested an increase in retail rates of approximately $95 million, rather than $122.1 million, annually. An evidentiary hearing on this matter was scheduled to begin April 5, 2010. However, on April 2, 2010, Monongahela and Potomac Edison filed with the West Virginia PSC a Joint Stipulation and Agreement of Settlement (the “West Virginia Stipulation”) reached with the other parties in the proceeding. The West Virginia Stipulation provides for:

•	a $40 million annualized base rate increase effective June 29, 2010;

•	the deferral of February 2010 storm restoration expenses in West Virginia over a maximum five-year period;

•	an additional $20 million annualized base rate increase effective January, 2011;

•	a decrease of $20 million in ENEC rates effective January 2011, which amount is deferred for later recovery in 2012; and

•	a moratorium on filing for further increases in base rates before December 1, 2011, except under specified circumstances.

The West Virginia PSC conducted a hearing on the West Virginia Stipulation on April 6, 2010, but to date has not issued a final order in the proceeding.

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

Securitization and Scrubber Project. In May 2005, the state of West Virginia adopted legislation permitting securitization financing for the construction of certain types of pollution control equipment at facilities owned by public utilities that are regulated by the West Virginia PSC, subject to the satisfaction of certain criteria. In April 2006, the West Virginia PSC approved a settlement agreement among Monongahela, Potomac Edison and certain other interested parties relating to Allegheny’s plans to construct Scrubbers at the Fort Martin generation facility in West Virginia. Concurrently, the West Virginia PSC granted Monongahela and Potomac Edison a certificate of public convenience and necessity authorizing the construction and operation of the Scrubbers, approved an intra-company transfer of assets that realigned generation ownership and contractual obligations within the Allegheny system, and issued a related financing order (the “Financing Order”) approving a proposal by Monongahela and Potomac Edison to finance $338 million of project costs using the securitization mechanism provided for by the legislation adopted in May 2005. Specifically, Monongahela and Potomac Edison received approval to issue environmental control bonds secured by the right to collect a surcharge from West Virginia retail customers dedicated to the repayment of the bonds. In October 2006, Monongahela and Potomac Edison filed with the West Virginia PSC a Petition to Reopen Proceedings and to Amend Financing Order (“Petition”), informing the West Virginia PSC that the current estimate for constructing the Scrubbers at Fort Martin had increased from $338 million to an amount up to $550 million. In December 2006, Allegheny reached a settlement agreement with all parties in the reopened cases and filed the agreement with the West Virginia PSC. The West Virginia PSC approved the settlement agreement, authorizing Allegheny to securitize up to $450 million of the estimated construction costs, plus $16.5 million of upfront financing costs and certain other costs. On April 11, 2007, Allegheny completed the securitization with the sale by two indirect subsidiaries of an aggregate of $459.3 million in environmental control bonds.

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

Transmission Expansion. On May 15, 2009, PATH WV, PATH Allegheny and certain other related entities (the “PATH Entities”) filed an application with the West Virginia PSC for certificates of public convenience and necessity to construct portions of the PATH Project in West Virginia. On October 28, 2009, the Staff of the West Virginia PSC filed a motion to dismiss the application on the basis that, because there was no application pending at that time before any regulatory agency for approval of the Maryland portion of the PATH Project, there was no identified eastern terminus of the project. Other parties filed similar motions or statements in support of the Staff motion. The PATH Entities filed responses in which they opposed the Staff motion but agreed to toll the statutory decision due date in West Virginia until February 24, 2011, if the West Virginia PSC extended its current procedural schedule in the manner proposed by the PATH Entities. The West Virginia PSC denied the motions to dismiss and established a revised procedural schedule providing for an evidentiary hearing commencing in October 2010 and a final commission decision by February 24, 2011. The PATH Entities expect to supplement their pre-filed testimony on June 29, 2010 to reflect a new in-service date for the PATH Project based on PJM’s 2010 RTEP analysis.

TrAIL Company has filed three petitions to amend its certificate for the TrAIL Project requesting authorization of the West Virginia PSC to make minor adjustments in the approved route. The West Virginia PSC authorized certain of the adjustments. Action by the West Virginia PSC on the remaining adjustments is pending.

On October 19, 2009, four individuals filed a complaint with the West Virginia PSC regarding TrAIL Company’s right-of-way clearing practices for the TrAIL Project that requested, among other things, a limit on right of way clearing for TrAIL. TrAIL Company responded to the complaint, denying each of its allegations. The Staff of the West Virginia PSC has recommended dismissal of the complaint. The West Virginia PSC has not acted on the complaint.

Purchase of Distribution Operations. In connection with Potomac Edison’s agreement to sell its Virginia distribution assets, Allegheny agreed to negotiate in good faith for the purchase of certain West Virginia distribution operations from Shenandoah Valley Electric Cooperative.

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

Standard Offer Service. In 2003, the Maryland PSC approved two state-wide settlements relating to the future of PLR and SOS. The settlements extended Potomac Edison’s obligation to provide SOS after the expiration of the generation rate cap periods established for Potomac Edison as part of the 1999 restructuring of Maryland’s electric market. The settlements provided that, after expiration of the generation rate caps, SOS would be provided through 2012 for residential customers, through 2008 for smaller commercial and industrial customers and through 2006 for Potomac Edison’s medium-sized commercial customers. Potomac Edison’s obligation to provide SOS for its largest industrial customers expired at the end of 2005. A 2005 settlement extended Potomac Edison’s SOS obligations to its medium-sized commercial customers through May 2007, and a further order of the Maryland PSC issued on August 28, 2006 extended that obligation through at least the end of May 2009. The Maryland PSC issued an order on November 8, 2006, and a report to the Maryland legislature on December 31, 2006, that would continue SOS to small and medium-sized commercial customers with changes in procurement durations. In another proceeding, the Maryland PSC ordered the utilities to issue a request for proposal for possible acquisition of demand response resources for the period from 2011 to 2016 and to participate in a working group on the development of distributed generation resources. The request for proposal was issued on January 16, 2009. The Maryland PSC issued an order on March 11, 2009 approving the purchase of most of the resources offered, and the utilities have made the purchases.

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

On July 3, 2008, the Maryland PSC issued a further order requiring the utilities to prepare detailed studies of alternatives for possible managed portfolios, with a time horizon out to fifteen years, and to file those studies by October 1, 2008. The Maryland PSC expressly stated that the order “should not be construed… as a decision to modify in any way, the current SOS procurement practice.” Potomac Edison filed its study with the Maryland PSC on October 1, 2008, and the Maryland PSC held hearings on the matter in December 2008. No order has been issued.

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

Rate Stabilization. In special session on June 23, 2006, the Maryland legislature passed emergency legislation, directing the Maryland PSC to, among other things, investigate options available to Potomac Edison to implement a rate mitigation or rate stabilization plan for SOS to protect its residential customers from rate shock in connection with the January 1, 2009 expiration of generation rate caps.

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

In a related development, the Maryland legislature in 2008 adopted a statute codifying the EmPOWER Maryland goals and setting a deadline of September 1, 2008 for the utilities to file comprehensive plans for attempting to achieve those goals. Potomac Edison filed its proposals on August 29, 2008, asking the Maryland PSC to approve seven programs for residential customers, five programs for commercial, industrial, and governmental customers, a customer education program, and a pilot deployment of Advanced Utility Infrastructure (“AUI”) that Allegheny has previously been testing in West Virginia. On December 31, 2008, the Maryland PSC issued an order approving some of Potomac Edison’s programs and directing that others be redesigned. Potomac Edison filed its revised programs on March 31, 2009, with new cost and benefit information. The Maryland PSC approved the programs on August 6, 2009, and approved cost recovery for the programs on October 6, 2009. Expenditures are expected to be approximately $101 million and will be recovered over the next six years. Meanwhile, the AUI pilot is being examined on a separate track and is currently being re-examined after discussion with the Staff of the Maryland PSC and other stakeholders.

Renewable Energy Portfolio Standard. Legislation enacted in 2004 (and supplemented with respect to solar power in 2007 and again in 2010) requires the implementation of a renewable energy portfolio standard in Maryland. Beginning upon the later of the expiration of the transition period for any particular customer class served by a supplier or January 1, 2006, retail electricity suppliers in Maryland must obtain certain percentages of their energy supplies from renewable energy resources. The law provides that if renewable resources are too expensive, or are not available in quantities sufficient to meet the standard in any given year, suppliers can instead opt to pay a “compliance fee.” The law directs the Maryland PSC to allow electric suppliers to recover their costs from customers, including any compliance fees that they incur.

Moratorium on Service Terminations. On March 11, 2009, the Maryland PSC issued an order suspending until further notice the right of all electric and gas utilities in the state to terminate service to residential customers for non-payment of bills. The order directed the utilities and other interested parties to meet and devise proposals for offering payment plans to all residential customers, not just low-income customers. On April 1, 2009, the Staff of the Maryland PSC and utilities filed a plan providing for additional and longer payment plans and for a temporary suspension of requests to customers for increased deposits. The Maryland PSC held a hearing on the matter on April 7, 2009, and subsequently issued an order making various rule changes relating to terminations, payment plans, and customer deposits that make it more difficult for Maryland utilities to collect deposits or to terminate service for non-payment. Potomac Edison and several other utilities filed requests for reconsideration of various parts of the order on May 26, 2009, which motions were denied on September 23, 2009. Potomac Edison filed a notice of appeal of that order on October 23, 2009, but withdrew the appeal when the Maryland PSC issued a further order on November 23, 2009 that clarified the limited scope and duration of the rule changes. The Maryland PSC is continuing to conduct hearings and collect data on payment plans and related issues, including a set of proposed regulations that would expand the summer and winter “severe weather” termination moratoria when temperatures are very high or very low, from one day, as provided by statute, to three days on each occurrence. On January 15, 2010, the Maryland PSC promulgated a 72 hour weather restriction for service terminations in summer and winter periods. The Maryland PSC then sent the regulations to the Maryland Legislature for emergency adoption, as well as for permanent enactment. Potomac Edison and other Maryland utilities participated in a hearing before the relevant legislative committee, testifying against enactment of the regulations. On February 17, 2010, the emergency regulations were adopted, to be in effect for a period of six months. No further action has been taken on the emergency regulations.

Transmission Expansion. On December 21, 2009, Potomac Edison filed a new application with the Maryland PSC for a certificate of public convenience and necessity to construct the Maryland portions of the PATH Project. The project in Maryland will be owned by PATH Allegheny MD, which is owned by Potomac Edison and PATH- Allegheny. The Maryland PSC has not made a decision whether to accept the application. If the application is accepted, Potomac Edison expects to supplement its pre-filed testimony on or about June 29, 2010 to reflect a new in-service date for the PATH Project based on PJM’s 2010 RTEP analysis. Potomac Edison has also agreed not to file an application with FERC pursuant to Section 216(b)(1) of the FPA prior to June 29, 2011 to construct the PATH Project in Maryland. The Maryland PSC issued a notice stating that it will not deem the application as accepted for filing until the pre-filed testimony is supplemented. In addition, the notice requested briefs on legal issues related to the corporate structure for the PATH project in Maryland. Potomac Edison and other parties filed briefs on April 9, 2010 and reply briefs on April 29, 2010.

Virginia

Sale of Distribution Operations. On May 4, 2009, Potomac Edison signed definitive agreements to sell its electric distribution operations in Virginia to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative (together, the “Cooperatives”) for cash proceeds of approximately $340 million, subject to state and federal regulatory approval, certain third-party consents and other conditions to closing, as well as applicable price adjustments. On September 15, 2009, Potomac Edison and the Cooperatives filed with the Virginia SCC a joint request for approval of the transaction. The Virginia SCC issued a procedural order scheduling an evidentiary hearing on the matter for March 2, 2010. On January 29, 2010, consultants retained by the Staff of the Virginia SCC filed testimony analyzing the transaction, asserting that current Virginia customers of Potomac Edison would pay $370 million more in rates over nine years if the Cooperatives take over service to those customers. Potomac Edison and the Cooperatives filed rebuttal testimony on February 12, 2010, which pointed to various flaws in the consultants’ analysis and concluded that current Virginia customers would see comparable or lower rates under Cooperative ownership as compared to future rates that Potomac Edison would need to charge. The Virginia SCC conducted four days of hearings on the request for approval of the transaction. However, on April 27, 2010, Potomac Edison, the Cooperatives, the Consumer Counsel Division of the Virginia office of the Attorney General, and Fredrick County filed a Stipulation with the Virginia SCC. Under the Stipulation, Potomac Edison would contribute $27.5 million between July 1, 2011 and July 1, 2014 to reduce the impact of any rate increases, and would contribute an additional $35 million to be applied to decrease the purchase price from $340 million to $305 million, subject to adjustment for changes in assets and liabilities through the closing date, including depreciation of the assets on a regulatory basis. Also, under the Stipulation, the Cooperatives would defer collection of $5 million in rates, would not increase base rates before July 1, 2014 and would limit distribution rate increases for 2014, 2015 and 2016 so that total customer bills do not increase by more than 5% annually. The Virginia SCC held a hearing on the Stipulation on May 3, 2010 and will make a final determination approving or denying the transfer. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in this report and Note 4, “Assets Held for Sale,” to Allegheny’s consolidated financial statements.

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

Although the Restructuring Act did provide for generation rate caps through December 31, 2008, it was amended to provide, among other things, that Virginia utilities, such as Potomac Edison, could begin to recover purchased power costs, such that the rates a utility would be permitted to charge Virginia customers beginning on July 1, 2007 would be based on the utility’s cost of purchased power.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2009 Annual Report on Form 10-K for additional information relating to market risk.

Allegheny is exposed to market risks associated with changes in commodity prices resulting from changes in supply and demand, fuel costs, market liquidity, weather, environmental regulation and other factors. To manage these risks, Allegheny uses derivatives and physical transactions to reduce its exposure to market risk. Allegheny has a program designed to systematically identify, measure, evaluate and actively manage and report market risks to ensure prudent risk management practices and compliance with corporate risk policies.

Commodity Price Risk

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

One way to measure Allegheny’s exposure to commodity risk is using the percentage of expected coal-fired generation hedged. These percentages represent the estimated amount of equivalent sales divided by the amount of energy purchases contracted and estimated to be generated by our coal plants in such periods. As of March 31, 2010, the percentage of expected coal-fired generation hedged was approximately 87%, 41%, 11% and 2% for 2010, 2011, 2012 and 2013, respectively.

Allegheny measures the sensitivity of the portfolio to potential changes in commodity prices using high-level sensitivity analysis and Value at Risk (“VaR”).

Allegheny performed a high-level sensitivity analysis of the impact of changes in power and coal prices on its future pre-tax income. The estimated market price exposure for Allegheny’s coal-fired generation portfolio associated with a $10 per MWh decrease in energy prices based on March 31, 2010 market conditions and hedged position would be a decrease in pre-tax income of approximately $35 million, $193 million and $286 million for 2010, 2011 and 2012, respectively. The estimated market price exposure for Allegheny’s coal-fired generation portfolio associated with a $10 per ton increase in coal prices based on March 31, 2010 market conditions and hedged position would be a decrease in pre-tax income of approximately $2 million, $41 million and $45 million for 2010, 2011, and 2012, respectively. These power and coal price sensitivities were estimated by individually adjusting power price assumptions and coal price assumptions, respectively, while in each case holding all other variables constant. Actual results could differ based on changes in load volumes, plant performance, dispatch changes and basis changes relative to PJM Western Hub power prices, among other factors.

VaR is a statistical model that measures the variability of value and predicts the risk of loss based on historical market price and volatility data over a given period of time. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance and determine risk targets. Allegheny calculates VaR using the Monte-Carlo technique by simulating thousands of scenarios sampling from the probability distribution of uncertain market variables. In addition to VaR, Allegheny routinely performs stress and scenario analyses to measure extreme losses due to exceptional events. FTRs are excluded from Allegheny’s calculation of VaR due to the absence of liquid spot and forward markets.

AE Supply calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a marked-to-market basis. These wholesale energy market positions consist of derivatives in power, emissions and natural gas excluding FTRs. The FTRs are excluded from the VaR measurement as they are generally considered as the economic hedges that serve Allegheny’s load obligation. As of March 31, 2010 this calculation yielded a VaR of less than $1 million.

The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s consolidated balance sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time and may differ from the final settlement amounts. See consolidated financial statement Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to Allegheny’s consolidated financial statements for information regarding unrealized gains (losses) attributable to FTRs during the three months ended March 31, 2010.

Interest Rate Risk

Excluding variable rate debt relating to the TrAIL project, for which Allegheny recovers in formula rates, AE had $30 million of variable rate debt outstanding at March 31, 2010. AE did not have any debt subject to variable interest rates at December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

See, Item 9A. “Controls and Procedures,” in the 2009 Annual Report on Form 10-K for additional information relating to Controls and Procedures.

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

Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2010, there have been no changes in AE’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Allegheny is involved in litigation and other legal disputes in the ordinary course of business. See Note 17, “Commitments and Contingencies,” to Allegheny’s consolidated financial statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

EXHIBIT INDEX

Documents
2.1*	Agreement and Plan of Merger, dated as of February 10, 2010, by and among FirstEnergy Corp., Element Merger Sub, Inc. and Allegheny Energy, Inc. (incorporated by reference to Exhibit 2.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on February 11, 2010).

10.1	Credit Agreement, dated as of January 25, 2010, among Trans-Allegheny Interstate Line Company as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, BNP Paribas, Bank of America, N.A. and The Bank of Nova Scotia as the Initial Issuing Banks for the letters of credit issued or to be issued, and BNP Paribas as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on January 28, 2010).

10.2	Indenture, dated as of January 25, 2010, between Trans-Allegheny Interstate Line Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 10.2 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on January 28, 2010).

10.3	First Supplemental Indenture, dated as of January 25, 2010, between Trans-Allegheny Interstate Line Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 10.2 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on January 28, 2010).

10.4	Joint Ownership Agreement, dated as of January 29, 2010, between Trans-Allegheny Interstate Line Company and Virginia Electric and Power Company.

10.5	Amendment Letter, dated as of February 10, 2010, in respect of the Credit Agreement, dated as of September 24, 2009, among Allegheny Energy Supply Company, LLC, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on February 11, 2010).

10.6	Amendment Letter, dated as of February 10, 2010, in respect of the Credit Agreement, dated as of May 22, 2006, among Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, the Lenders party thereto, and Citicorp North America, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on February 11, 2010).

10.7	Amendment Letter, dated as of February 10, 2010, in respect of the Credit Agreement, dated as of December 18, 2009, among Monongahela Power Company, the Lenders party thereto, and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on February 11, 2010).

10.8	Amendment Letter, dated as of February 10, 2010, in respect of the Credit Agreement, dated as of January 25, 2010, among Trans-Allegheny Interstate Line Company, the Lenders party thereto, and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on February 11, 2010).

10.9	Waiver and Consent, dated as of February 24, 2010, in respect of the Credit Agreement, dated as of September 24, 2009, among Allegheny Energy Supply Company, LLC, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on March 4, 2010).

10.10	Waiver and Consent, dated as of February 24, 2010, in respect of the Credit Agreement, dated as of May 22, 2006, among Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, the Lenders party thereto, and Citicorp North America, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on March 4, 2010).

Documents
10.11	Waiver and Consent, dated as of February 24, 2010, in respect of the Credit Agreement, dated as of December 18, 2009, among Monongahela Power Company, the Lenders party thereto, and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on March 4, 2010).

10.12	Waiver and Consent, dated as of February 24, 2010, in respect of the Credit Agreement, dated as of January 25, 2010, among Trans-Allegheny Interstate Line Company, the Lenders party thereto, and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on March 4, 2010).

10.13	Credit Agreement, dated as of April 30, 2010, among Allegheny Energy, Inc., as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, The Bank of Nova Scotia, Union Bank, N.A., Bank of America, N.A. and Credit Agricole Corporate and Investment Bank as the Initial Issuing Banks for the letters of credit issued or to be issued, and Union Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on May 6, 2010).

10.14	Credit Agreement, dated as of April 30, 2010, among The Potomac Edison Company, as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas and The Bank of Nova Scotia as the Initial Issuing Banks for the letters of credit issued or to be issued, and Commerzbank AG, New York and Cayman Islands Branches, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on May 6, 2010).

10.15	Credit Agreement, dated as of April 30, 2010, among West Penn Power Company, as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, PNC Bank, National Association and The Bank of Nova Scotia as the Initial Issuing Banks for the letters of credit issued or to be issued, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on May 6, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Allegheny will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: May 7, 2010	By:	/s/ Kirk R. Oliver
Kirk R. Oliver Senior Vice President and Chief Financial Officer