Form 10-Q
period 2010-06-30
ALLEGHENY ENERGY, INC
filed 2010-08-06
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 31, 2010, 169,615,021 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

GLOSSARY

I.	The following abbreviations and names are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AESC	Allegheny Energy Service Corporation, a subsidiary of AE
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of American Electric Power Company, Inc.
PATH Allegheny	PATH Allegheny Transmission Company, LLC
PATH Allegheny MD	PATH Allegheny Maryland Transmission Company, LLC
PATH Allegheny VA	PATH Allegheny Virginia Transmission Corporation
PATH WV	PATH West Virginia Transmission Company, LLC
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company
West Penn	West Penn Power Company, a regulated subsidiary of AE

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

CDD	Cooling Degree-Days
Clean Air Act	Clean Air Act of 1970
CO2	Carbon dioxide
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
ENEC	Expanded Net Energy Clause in West Virginia
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles used in the United States of America
HDD	Heating Degree-Days
kW	Kilowatt, which is equal to 1,000 watts
kWh	Kilowatt-hour, a unit of electric energy equivalent to one kW operating for one hour
Maryland PSC	Maryland Public Service Commission
MW	Megawatt, which is equal to 1,000,000 watts
MWh	Megawatt-hour, a unit of electric energy equivalent to one MW operating for one hour
NERC	North American Electric Reliability Corporation
NOX	Nitrogen Oxide
NSR	The New Source Performance Review Standards, or “New Source Review,” applicable to facilities deemed “new” sources of emissions by the EPA
PATH	Potomac-Appalachian Transmission Highline
Pennsylvania PUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PLR	Provider-of-last-resort
PURPA	Public Utility Regulatory Policies Act of 1978
RPM	Reliability Pricing Model, which is PJM’s capacity market
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
Scrubbers	Flue-gas desulfurization equipment
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SOS	Standard Offer Service
T&D	Transmission and distribution
TrAIL	Trans-Allegheny Interstate Line
Virginia SCC	Virginia State Corporation Commission
West Virginia PSC	Public Service Commission of West Virginia

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Operating revenues	$945.7	$814.7	$1,994.5	$1,771.9

Operating expenses:
Fuel	295.7	216.8	613.7	475.7
Purchased power and transmission	126.3	112.2	275.2	246.1
Deferred energy costs, net	2.3	(7.6)	10.4	(24.6)
Gain on sale of Virginia distribution business	(45.1)	0	(45.1)	0
Operations and maintenance	158.6	200.5	377.1	367.8
Depreciation and amortization	80.6	67.2	160.4	135.7
Taxes other than income taxes	56.6	46.5	113.7	102.3

Total operating expenses	675.0	635.6	1,505.4	1,303.0

Operating income	270.7	179.1	489.1	468.9
Other income (expense), net	2.9	1.8	5.3	4.2
Interest expense	79.6	59.1	156.4	116.3

Income before income taxes	194.0	121.8	338.0	356.8
Income tax expense	73.8	48.9	129.6	149.8

Net income	120.2	72.9	208.4	207.0
Net income attributable to noncontrolling interest	0	(0.3)	0	(0.5)

Net income attributable to Allegheny Energy, Inc.	$120.2	$72.6	$208.4	$206.5

Earnings per common share attributable to Allegheny Energy, Inc.:
Basic	$0.71	$0.43	$1.23	$1.22
Diluted	$0.71	$0.43	$1.23	$1.22

Average common shares outstanding:
Basic	169.7	169.5	169.7	169.5
Diluted	170.1	169.9	170.1	169.9

Dividends per common share	$0.15	$0.15	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In millions)	2010	2009
Cash Flows From Operating Activities:
Net income	$208.4	$207.0
Adjustments for non-cash items included in income:
Depreciation and amortization	160.4	135.7
Amortization of debt related costs	13.0	5.6
Amortization of liability for adverse power purchase commitment	(9.0)	(8.7)
Gain on sale of Virginia distribution business	(45.1)	0
Provision for uncollectible accounts	5.5	7.2
Deferred income taxes and investment tax credit, net	111.2	135.8
Deferred energy costs, net	10.4	(24.6)
Stock-based compensation expense	8.9	8.6
Unrealized losses (gains) on derivative contracts, net	11.2	(35.6)
Pension and other postretirement employee benefit plan expense	33.1	20.1
Contributions to pension and other postretirement plans	(3.8)	(4.2)
Deferred revenue—Fort Martin scrubber project	(1.9)	4.8
Deferred revenue recognized—Virginia	0	(28.3)
Deferred revenue—energy efficiency programs	8.7	0
Uncollected transmission revenue	(31.4)	(7.2)
Other, net	(6.1)	4.2
Changes in certain assets and liabilities:
Accounts receivable, net	(54.3)	(26.6)
Materials, supplies and fuel	43.7	(75.2)
Prepaid taxes	(9.7)	(11.6)
Collateral deposits	(16.8)	(0.7)
Accounts payable	(17.3)	(12.7)
Accrued taxes	(17.6)	(66.1)
Accrued interest	5.3	(1.5)
Regulatory assets and liabilities	(21.6)	26.9
Deferred income taxes	0.8	(22.5)
Distributions from equity method investee	0	1.3
Assets and liabilities held for sale	(8.6)	3.0
Other operating assets and liabilities	(13.4)	6.3

Net cash provided by operating activities	364.0	241.0

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Six Months Ended June 30,
(In millions)	2010	2009
Cash Flows From Investing Activities:
Capital expenditures	(511.0)	(550.2)
Proceeds from sale of Virginia distribution business	317.2	0
Decrease in restricted funds	25.1	104.6
Deconsolidation of PATH WV	(3.4)	0
Other	1.3	(1.2)

Net cash used in investing activities	(170.8)	(446.8)

Cash Flows From Financing Activities:
Issuance of long-term debt	917.1	277.1
Repayment of long-term debt	(863.3)	(167.4)
Equity contribution to PATH, LLC by the joint venture partner	0	0.5
Return of capital, PATH, LLC	0	(0.2)
Payments on capital lease obligations	(5.6)	(4.4)
Share-based excess tax benefits	0	19.7
Proceeds from exercise of employee stock options	0.5	1.2
Cash dividends paid on common stock	(50.9)	(50.8)

Net cash provided by (used in) financing activities	(2.2)	75.7

Net increase (decrease) in cash and cash equivalents	191.0	(130.1)
Cash and cash equivalents at beginning of period	286.6	362.1

Cash and cash equivalents at end of period	$477.6	$232.0

Supplemental Cash Flow Information:
Cash paid during the period for interest (net of amounts capitalized)	$137.9	$112.0
Accounts payable at June 30 relating to capital expenditures	$132.1	$165.8

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In millions)	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$477.6	$286.6
Accounts receivable:
Customer	237.7	188.2
Unbilled utility revenue	97.9	116.4
Wholesale and other	87.5	64.4
Allowance for uncollectible accounts	(14.7)	(14.0)
Materials and supplies	111.8	110.6
Fuel	165.1	206.4
Deferred income taxes	0	81.5
Prepaid taxes	58.2	48.4
Collateral deposits	22.1	20.8
Derivative assets	12.6	4.6
Restricted funds	24.9	25.9
Regulatory assets	128.6	132.7
Assets held for sale	0	32.4
Other	38.2	40.4

Total current assets	1,447.5	1,345.3

Property, Plant and Equipment:
Generation	7,536.9	7,469.4
Transmission	1,403.9	1,313.2
Distribution	3,856.6	3,784.4
Other	444.4	440.7
Accumulated depreciation	(5,232.6)	(5,104.9)

Subtotal	8,009.2	7,902.8
Construction work in progress	982.7	800.6
Property, plant and equipment held for sale, net	0	253.7

Total property, plant and equipment, net	8,991.9	8,957.1

Other Noncurrent Assets:
Regulatory assets	736.0	717.3
Goodwill	367.3	367.3
Restricted funds	36.0	60.2
Investments in unconsolidated affiliates	44.8	26.7
Derivative assets	4.0	0
Other	103.4	115.2

Total other noncurrent assets	1,291.5	1,286.7

Total Assets	$11,730.9	$11,589.1

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(unaudited)

	June 30, 2010	December 31, 2009
(In millions, except share amounts)
LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	$165.6	$140.8
Accounts payable	357.8	411.4
Accrued taxes	66.1	87.3
Payable to PJM for FTRs	2.0	31.7
Derivative liabilities	7.6	24.4
Regulatory liabilities	18.8	37.4
Accrued interest	73.6	68.3
Security deposits	53.1	51.0
Liabilities associated with assets held for sale	0	10.1
Deferred income taxes	8.5	0
Other	108.1	123.2

Total current liabilities	861.2	985.6

Long-term Debt	4,463.2	4,417.0
Deferred Credits and Other Liabilities:
Derivative liabilities	5.6	6.7
Income taxes payable	116.5	85.7
Investment tax credit	60.1	61.6
Deferred income taxes	1,509.4	1,501.3
Regulatory liabilities	470.3	461.2
Pension and other postretirement employee benefit plan liabilities	627.5	597.4
Adverse power purchase commitment	105.4	114.4
Liabilities associated with assets held for sale	0	53.1
Other	205.8	177.0

Total deferred credits and other liabilities	3,100.6	3,058.4

Commitments and Contingencies (Note 17)
Equity:
Common stock—$1.25 par value per share, 260,000,000 shares authorized and 169,666,019 and 169,620,917 shares issued at June 30, 2010 and December 31, 2009, respectively	212.1	212.0
Other paid-in capital	1,979.6	1,970.2
Retained earnings	1,180.2	1,022.7
Treasury stock at cost—51,313 shares at June 30, 2010 and December 31, 2009, respectively	(1.8)	(1.8)
Accumulated other comprehensive loss	(64.2)	(89.9)

Total Allegheny Energy, Inc. common stockholders’ equity	3,305.9	3,113.2
Noncontrolling interest	0	14.9

Total equity	3,305.9	3,128.1

Total Liabilities and Equity	$11,730.9	$11,589.1

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2010	169,578,004	$212.0	$1,974.1	$1,085.5	$(1.8)	$(43.8)	$3,226.0	$—	$3,226.0
Net income	—	—	—	120.2	—	—	120.2	—	120.2
Defined benefit pension and other benefit plan amortization, net of tax of $0.6	—	—	—	—	—	0.8	0.8	—	0.8
Cash flow hedges, net of tax of $(13.3)	—	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividends on common stock	—	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Stock-based compensation expense:
Non-employee director stock awards	3,000	—	0.2	—	—	—	0.2	—	0.2
Stock options	—	—	1.2	—	—	—	1.2	—	1.2
Performance shares	—	—	3.7	—	—	—	3.7	—	3.7
Exercise of stock options	33,702	0.1	0.4	—	—	—	0.5	—	0.5

Balance at June 30, 2010	169,614,706	$212.1	$1,979.6	$1,180.2	$(1.8)	$(64.2)	$3,305.9	$—	$3,305.9

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2009	169,399,045	$211.8	$1,976.0	$840.1	$(1.8)	$(21.4)	$3,004.7	$5.1	$3,009.8
Net income	—	—	—	72.6	—	—	72.6	0.3	72.9
Defined benefit pension and other benefit plan amortization, net of tax of $0.6	—	—	—	—	—	0.8	0.8	—	0.8
Cash flow hedges, net of tax of $(8.5)	—	—	—	—	—	(13.0)	(13.0)	—	(13.0)
PATH, LLC return of capital	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity contribution to PATH, LLC by AEP	—	—	—	—	—	—	—	0.5	0.5
Dividends on common stock	—	—	—	(25.4)	—	—	(25.4)	—	(25.4)
Stock-based compensation expense:
Non-employee director stock awards	2,706	—	0.2	—	—	—	0.2	—	0.2
Stock options	—	—	2.3	—	—	—	2.3	—	2.3
Performance shares	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	80,840	0.1	1.1	—	—	—	1.2	—	1.2
Other	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)

Balance at June 30, 2009	169,482,591	$211.9	$1,981.9	$887.3	$(1.8)	$(33.6)	$3,045.7	$5.6	$3,051.3

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2009	169,569,604	$212.0	$1,970.2	$1,022.7	$(1.8)	$(89.9)	$3,113.2	$14.9	$3,128.1
Net income	—	—	—	208.4	—	—	208.4	—	208.4
Defined benefit pension and other benefit plans:
Net loss during period, net of tax of $(0.3)	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Amortization, net of tax of $1.2	—	—	—	—	—	1.6	1.6	—	1.6
Cash flow hedges, net of tax of $15.6	—	—	—	—	—	24.5	24.5	—	24.5
Deconsolidation of PATH WV	—	—	—	—	—	—	—	(14.9)	(14.9)
Dividends on common stock	—	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Stock-based compensation expense:
Non-employee director stock awards	6,000	—	0.4	—	—	—	0.4	—	0.4
Stock options	—	—	2.7	—	—	—	2.7	—	2.7
Performance shares	—	—	5.7	—	—	—	5.7	—	5.7
Restricted shares	—	—	0.1	—	—	—	0.1	—	0.1
Exercise of stock options	39,102	0.1	0.5	—	—	—	0.6	—	0.6

Balance at June 30, 2010	169,614,706	$212.1	$1,979.6	$1,180.2	$(1.8)	$(64.2)	$3,305.9	$—	$3,305.9

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2008	169,364,394	$211.8	$1,952.5	$731.6	$(1.8)	$(43.3)	$2,850.8	$4.9	$2,855.7
Net income	—	—	—	206.5	—	—	206.5	0.5	207.0
Defined benefit pension and other benefit plan amortization, net of tax of $1.1	—	—	—	—	—	1.7	1.7	—	1.7
Cash flow hedges, net of tax of $4.9	—	—	—	—	—	8.0	8.0	—	8.0
PATH, LLC return of capital	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity contribution to PATH, LLC by AEP	—	—	—	—	—	—	—	0.5	0.5
Dividends on common stock	—	—	—	(50.8)	—	—	(50.8)	—	(50.8)
Stock-based compensation expense:
Non-employee director stock awards	15,907	—	0.4	—	—	—	0.4	—	0.4
Stock options	—	—	4.0	—	—	—	4.0	—	4.0
Performance shares	—	—	4.1	—	—	—	4.1	—	4.1
Restricted shares	17,850	—	—	—	—	—	—	—	—
Exercise of stock options	84,440	0.1	1.2	—	—	—	1.3	—	1.3
Share-based excess tax benefits	—	—	19.7	—	—	—	19.7	—	19.7

Balance at June 30, 2009	169,482,591	$211.9	$1,981.9	$887.3	$(1.8)	$(33.6)	$3,045.7	$5.6	$3,051.3

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 1: BUSINESS AND BASIS OF PRESENTATION

Business Description

Allegheny Energy, Inc. (“AE” and, together with its subsidiaries, “Allegheny”) is an integrated energy business. Allegheny owns and operates electric generation facilities primarily in Pennsylvania, West Virginia and Maryland. Additionally, Allegheny owns transmission assets in Pennsylvania, West Virginia, Maryland and Virginia and provides distribution services to customers in Pennsylvania, West Virginia and Maryland. Allegheny manages its operations through two business segments: Merchant Generation and Regulated Operations. These business segments are also referred to as reportable segments.

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

The Regulated Operations segment includes the operations of Monongahela, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”), which primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia and Maryland, as well as transmission in Virginia. Monongahela also owns and operates electric generation facilities in West Virginia and has a 41% interest in AGC. The Distribution Companies are subject to federal and state regulation, including state regulation of rates.

The Regulated Operations segment also includes the operations of Trans-Allegheny Interstate Line Company (“TrAIL Company”) and Allegheny’s interests in Potomac-Appalachian Transmission Highline, LLC (“PATH, LLC”). These entities were created to construct or facilitate the construction of high voltage transmission lines and other transmission facilities, including the Trans-Allegheny Interstate Line (“TrAIL”) and the Potomac-Appalachian Transmission Highline (“PATH”). TrAIL Company and PATH, LLC are subject to the regulation of rates by the Federal Energy Regulatory Commission (“FERC”). PATH, LLC is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of AE owns 100% of the Allegheny Series and 50% of the West Virginia Series (“PATH WV”), which is a joint venture with a subsidiary of American Electric Power Company, Inc. (“AEP”). Allegheny accounts for its interest in PATH WV using the equity method of accounting, effective January 1, 2010. See Note 3, “Recently Adopted and Recently Issued Accounting Standards” for additional information.

On June 1, 2010, Potomac Edison sold its electric distribution business in Virginia. See Note 4, “Sale of Virginia Distribution Business” for additional information.

Allegheny Energy Service Corporation (“AESC”) is a wholly-owned subsidiary of AE that employs substantially all of Allegheny’s personnel.

Financial Statement Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), Allegheny’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These unaudited Consolidated Financial Statements should be read in conjunction with Allegheny’s Consolidated Financial Statements and Notes in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 2: MERGER AGREEMENT

On February 10, 2010, AE entered into an Agreement and Plan of Merger (as amended on June 4, 2010, the “Merger Agreement”) with FirstEnergy Corp. (“FirstEnergy”) and Element Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of FirstEnergy. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into AE (the “Merger”), with AE becoming a wholly owned subsidiary of FirstEnergy. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to AE stockholders. Pursuant to the Merger Agreement, upon completion of the Merger, each issued and outstanding share of AE’s common stock, including grants of restricted stock, will automatically be converted into the right to receive 0.667 of a share of the common stock of FirstEnergy. This ratio is fixed, and the Merger Agreement does not provide for any adjustment to reflect stock price changes prior to completion of the Merger.

Completion of the Merger is subject to various customary conditions, including, among others, (i) requisite approvals of AE and FirstEnergy stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of all required regulatory approvals, including approvals from FERC and certain state public service and utility commissions, (iv) the absence of any governmental action challenging or seeking to prohibit the Merger, and (v) the absence of any material adverse effect with respect to either Allegheny or FirstEnergy.

FirstEnergy’s S-4 registration statement regarding the proposed Merger was declared effective by the SEC on July 16, 2010, and AE and FirstEnergy will each hold a special stockholder meeting on September 14, 2010 to consider and vote on proposals related to the Merger. AE and FirstEnergy currently anticipate completing the Merger in the first half of 2011.

NOTE 3: RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidations and Variable Interest Entities

Allegheny adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” on January 1, 2010. Under this new guidance, consolidation of a variable interest entity (“VIE”) is required by an enterprise (the “primary beneficiary”), if any, that is determined qualitatively to have both the power to direct the activities that most significantly impact the VIE’s economic success and the

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the prior guidance, the primary beneficiary (consolidator) of a VIE was the party that absorbed a majority of the expected losses or the majority of the expected residual returns of the VIE using a quantitative analysis.

Through December 31, 2009, Allegheny consolidated PATH WV for financial statement purposes, because Allegheny determined that PATH WV was a VIE and that Allegheny was its primary beneficiary under the prior accounting standard. Under the new accounting standard, Allegheny determined that it is not the primary beneficiary of PATH WV, and therefore deconsolidated PATH WV for financial statement purposes, effective January 1, 2010. Allegheny did not retrospectively apply this new guidance by deconsolidating PATH WV in its financial statements for periods prior to January 1, 2010. The deconsolidation of PATH WV did not impact retained earnings or net income attributable to Allegheny Energy, Inc. See Note 16, “Variable Interest Entities,” for additional information.

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

NOTE 4: SALE OF VIRGINIA DISTRIBUTION BUSINESS

On June 1, 2010, Potomac Edison sold its electric distribution business in Virginia (the “Virginia distribution business”) to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative. Cash proceeds from the sale were approximately $317 million, resulting in a pre-tax gain of approximately $45 million. In connection with the sale, Potomac Edison agreed to contribute $27.5 million between July 1, 2011 and July 1, 2014 to reduce the impact of any future rate increases, the present value of which was included in the calculation of the $45 million pre-tax gain. In addition, on June 1, 2010, Potomac Edison entered into an agreement to purchase Shenandoah Valley Electric Cooperative’s West Virginia distribution business for approximately $13 million, subject to certain adjustments through the closing date.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Virginia distribution business was included in the Regulated Operations segment. Assets and liabilities relating to the Virginia distribution business were classified as “held for sale” in Allegheny’s consolidated balance sheet, and depreciation expense on those assets ceased as of May 1, 2009. The operating results of the Virginia distribution business have not been reported as discontinued operations, because AE Supply will continue to provide the majority of the power to serve the customers of this business under a power sales agreement through June 30, 2011. Assets held for sale and liabilities associated with assets held for sale at December 31, 2009 were as follows:

(In millions)	December 31, 2009
Current Assets:
Accounts receivable	$31.2
Materials and supplies	0.7
Regulatory assets	0.5

Total current assets	32.4
Property, Plant and Equipment:
Distribution property, plant and equipment	344.9
Accumulated depreciation	(91.2)

Property, plant and equipment, net	253.7

Total assets held for sale	$286.1

Current Liabilities:
Customer deposits	$5.5
Regulatory liabilities	3.7
Other	0.9

Total current liabilities	10.1
Deferred Credits and Other Liabilities:
Regulatory liabilities	51.8
Other	1.3

Total deferred credits and other liabilities	53.1

Total liabilities associated with assets held for sale	$63.2

NOTE 5: RATES AND REGULATION

Rate Case

On April 2, 2010, Monongahela and Potomac Edison filed with the Public Service Commission of West Virginia (“West Virginia PSC”) a Joint Stipulation and Agreement of Settlement (the “West Virginia Stipulation”) reached with the other parties in a rate case filed by Monongahela and Potomac Edison in August 2009. The West Virginia Stipulation provides for:

•	a $40 million annualized base rate increase effective June 29, 2010;

•	the deferral of February 2010 storm restoration expenses in West Virginia over a maximum five-year period;

•	an additional $20 million annualized base rate increase effective January 2011;

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

•	a decrease of $20 million in the Expanded Net Energy Clause (“ENEC”) rates effective January 2011, which amount is deferred for later recovery in 2012; and

•	a moratorium on filing for further increases in base rates before December 1, 2011, except under specified circumstances.

The West Virginia PSC conducted a hearing on the West Virginia Stipulation on April 6, 2010 and approved the stipulation on June 25, 2010.

Transmission Expansion

PATH Project. PATH is a 765 kV transmission line that is proposed to extend through West Virginia and into Maryland. PJM Interconnection, L.L.C. (“PJM”), which is a regional transmission organization, initially authorized the construction of PATH in June 2007. A subsidiary of AE and a subsidiary of AEP formed PATH, LLC to build PATH, and in December 2007, PATH, LLC submitted a filing to FERC under Section 205 of the Federal Power Act (the “FPA”) to implement a formula rate tariff effective March 1, 2008. The filing also included a request for certain incentive rate treatments. In February 2008, FERC issued an order setting the cost of service formula rate to calculate annual revenue requirements for the project and authorizing: a return on equity of 14.3%; a return on construction work in progress (“CWIP”); recovery of prudently incurred start-up business and administrative costs incurred prior to the time the rates go into effect; and recovery of prudently incurred development and construction costs if all or any portion of PATH is abandoned as a result of factors beyond the control of PATH, LLC.

In December 2008, PATH, LLC submitted to FERC a settlement of the formula rate and protocols with the active parties. FERC approval of the settlement is pending. Rehearing of the February 29, 2008 order with respect to return on equity remains pending before FERC.

In December 2009, PJM conducted certain sensitivity analyses as directed by a Virginia State Corporation Commission (the “Virginia SCC”) Hearing Examiner and advised that, based on these analyses, the PATH Project might not be needed in 2014 as previously expected as a result of a reduction in the scope and severity of observed NERC reliability violations. PJM advised that, consistent with PJM processes, the PATH Project would be considered in the 2010 Regional Transmission Expansion Plan (“RTEP”) to determine when it would be needed to resolve NERC reliability violations. On June 17, 2010, in connection with the 2010 RTEP, PJM requested that PATH, LLC proceed with all efforts related to the PATH Project, including state regulatory proceedings, assuming a required in-service date for the project of June 1, 2015.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 6: REGULATORY ASSETS AND LIABILITIES

Allegheny’s regulated utility operations are subject to regulated industry-specific accounting provisions. Regulatory assets represent probable future revenues associated with incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process or amounts collected for costs not yet incurred. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets were as follows:

(In millions)	June 30, 2010	December 31, 2009
Regulatory assets, including current portion:
Income taxes (a)(b)	$230.2	$234.9
Pension benefits and postretirement benefits other than pensions (a)(c)	385.4	396.5
Deferred ENEC charges (d)	88.3	109.5
Transmission revenue requirement (e)	62.0	29.8
Unamortized loss on reacquired debt (a)(f)	35.8	26.8
Unrealized loss on financial transmission rights (a)	0	1.7
Other (g)	62.9	50.8

Subtotal	864.6	850.0
Regulatory liabilities, including current portion:
Net asset removal costs (h)	380.6	374.2
Income taxes	28.4	29.3
SO2 allowances	12.5	12.8
Fort Martin Scrubber project—environmental control surcharge	38.2	40.1
Maryland rate stabilization and transition plan surcharge	12.2	30.1
Unrealized gain on financial transmission rights	6.1	0
Other	11.1	12.1

Subtotal	489.1	498.6

Net regulatory assets	$375.5	$351.4

(a)	Does not earn a return.
(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.
(c)	Amount is being recovered over various periods up to 13 years.
(d)	Includes amounts that do not earn a return with recovery periods through 2012.
(e)	Amount earns interest at the approved FERC interest rate and will be recovered through 2012.
(f)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.
(g)	Includes amounts that do not earn a return with various recovery periods through 2027.
(h)	Net asset removal costs of $51.0 million are included in liabilities associated with assets held for sale at December 31, 2009 in the consolidated balance sheet.

NOTE 7: INCOME TAXES

Allegheny records income taxes under the liability method of accounting. Deferred income tax balances are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using the statutory income tax rates in effect for years in which the differences are expected to reverse. Investment tax credits are amortized over the estimated useful life of the related property. Tax benefits are

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

recognized in the financial statements when it is more likely than not that a tax position will be sustained upon examination by the tax authorities based on the technical merits of the position. Such tax positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Allegheny allocates federal income tax expense (benefit) among its subsidiaries pursuant to its consolidated tax sharing agreement.

The following is a reconciliation of reported income tax expense to income tax expense calculated by applying the federal statutory rate of 35% to income before income taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(In millions, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$194.0		$121.8		$338.0		$356.8

Income tax expense calculated at the federal statutory rate of 35%	67.9	35.0%	42.6	35.0%	118.3	35.0%	124.9	35.0%
Increases (reductions) resulting from:
Rate-making effects of depreciation differences and removal costs	0.9	0.5	0.7	0.6	1.8	0.5	1.4	0.4
Other state income tax, net of federal income tax benefit	6.2	3.2	4.3	3.5	10.5	3.1	12.5	3.5
Amortization of deferred investment tax credits	(0.8)	(0.4)	(0.9)	(0.7)	(1.7)	(0.5)	(1.8)	(0.5)
Change in estimated Pennsylvania net operating loss benefits	0	0	0	0	0	0	9.5	2.7
Changes in tax reserves related to uncertain tax positions and audit settlements	0.6	0.3	1.5	1.2	2.2	0.6	3.2	0.9
Other, net	(1.0)	(0.6)	0.7	0.5	(1.5)	(0.4)	0.1	0

Income tax expense	$73.8	38.0%	$48.9	40.1%	$129.6	38.3%	$149.8	42.0%

The Commonwealth of Pennsylvania limits the amount of net operating loss carryforwards that may be used to reduce current year taxable income to the greater of $3 million or 15% of taxable income per year for 2010 and the greater of $3 million or 20% of taxable income for years after 2010.

During the six months ended June 30, 2009, a charge of $9.5 million was recorded, net of applicable federal income tax, to adjust the recorded Pennsylvania net operating loss carryforward asset to reflect current estimates of future Pennsylvania taxable income during the carryforward period.

NOTE 8: COMMON STOCK AND DEBT

Common Stock

On June 21, 2010 and March 22, 2010, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on June 7, 2010 and March 8, 2010, respectively. On July 8, 2010, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share payable on September 27, 2010 to shareholders of record on September 13, 2010.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Debt

Outstanding debt and scheduled debt repayments at June 30, 2010 were as follows:

(In millions)	July 1, 2010 through December 31, 2010	2011	2012	2013	2014	Thereafter	Total
AE Supply:
Medium-Term Notes	$0	$150.5	$503.2	$0	$0	$600.0	$1,253.7
Pollution Control Bonds	0	0	1.3	0	15.4	251.7	268.4
Exempt Facilities Revenue Bonds	0	0	0	0	0	235.0	235.0
Debentures-AGC	0	0	0	0	0	100.0	100.0

Total AE Supply	0	150.5	504.5	0	15.4	1,186.7	1,857.1
Monongahela:
Environmental Control Bonds (a)	5.7	11.6	12.2	12.8	13.5	322.1	377.9
First Mortgage Bonds	0	0	0	300.0	120.0	220.0	640.0
Pollution Control Bonds	0	0	6.0	7.1	0	57.1	70.2

Total Monongahela	5.7	11.6	18.2	319.9	133.5	599.2	1,088.1
West Penn:
First Mortgage Bonds	0	0	0	0	0	420.0	420.0
Medium-Term Notes	0	0	80.0	0	0	0	80.0
Revolving Credit Facility	0	0	0	15.0	0	0	15.0

Total West Penn	0	0	80.0	15.0	0	420.0	515.0
Potomac Edison:
First Mortgage Bonds	0	0	0	0	175.0	245.0	420.0
Environmental Control Bonds (a)	2.0	3.9	4.1	4.3	4.5	107.5	126.3

Total Potomac Edison	2.0	3.9	4.1	4.3	179.5	352.5	546.3
TrAIL Company:
Medium-Term Notes	0	0	0	0	0	450.0	450.0
Revolving Loan	0	0	0	195.0	0	0	195.0

Total TrAIL	0	0	0	195.0	0	450.0	645.0
Unamortized debt discounts	(0.8)	(1.5)	(1.2)	(1.1)	(0.9)	(2.8)	(8.3)
Eliminations (b)	0	0	(1.3)	0	0	(13.1)	(14.4)

Total consolidated debt	$6.9	$164.5	$604.3	$533.1	$327.5	$2,992.5	$4,628.8

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.
(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.

The environmental control bonds shown in the table above were issued by two bankruptcy remote, special purpose limited liability companies (the “Funding Companies”) that are indirect subsidiaries of Monongahela and Potomac Edison, respectively. Proceeds from the bonds were used to construct environmental control facilities. The Funding Companies own the irrevocable right to collect non-bypassable environmental control charges (the “Environmental Control Charge”) from all customers who receive electric delivery service in Monongahela’s and Potomac Edison’s West Virginia service territories. Principal and interest owing on the environmental control bonds is secured by and payable solely from the proceeds of the Environmental Control

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Charge. The right to collect Environmental Control Charges is not included on Allegheny’s consolidated balance sheets. Creditors of AE and its subsidiaries other than the Funding Companies have no recourse to any assets or revenues of the Funding Companies.

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

2010 Debt Activity

Borrowings and principal repayments on debt during the six months ended June 30, 2010 were as follows:

(In millions)	Issuances	Repayments
AE:
AE Revolving Credit Facility	$130.1	$130.1
TrAIL Company:
Medium-Term Notes	450.0	0
New TrAIL Company Credit Facility—Revolver	195.0	0
TrAIL Company Credit Facility—Term Loan (a)	30.0	465.0
TrAIL Company Credit Facility—Revolver (a)	0	20.0
West Penn:
Transition Bonds	0	16.0
Revolving Credit Facility	20.0	5.0
Monongahela:
Medium-Term Notes	0	110.0
Environmental Control Bonds	0	5.5
Potomac Edison:
Environmental Control Bonds	0	1.7
Revolving Credit Facility	110.0	110.0

Consolidated Total	$935.1	$863.3

(a)	Represents debt under TrAIL Company’s previous credit facility, which was repaid and replaced in January 2010 by a new revolving credit facility, which is described below.

On January 15, 2010, Monongahela repaid its $110 million 7.36% medium-term notes.

On January 25, 2010, TrAIL Company issued $450 million aggregate principal amount of 4.0% senior unsecured notes due in 2015 and also entered into a new $350 million senior unsecured revolving credit facility with a three-year maturity. Borrowings under the new facility bear interest at a rate that is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin based on TrAIL Company’s senior unsecured credit rating. TrAIL Company used the net proceeds from the sale of the notes, together with funds from its new credit facility, to repay all amounts outstanding under the $550 million senior unsecured credit facility that it had entered into in 2008.

On May 3, 2010, Potomac Edison and West Penn entered into new $150 million and $200 million senior unsecured revolving credit facilities, respectively. On May 4, 2010, AE entered into a new $250 million senior unsecured revolving credit facility. The new AE revolving credit facility replaces AE’s previous $376 million revolving credit facility, which was scheduled to mature in May 2011. The AE and West Penn facilities mature April 30, 2013. The Potomac Edison facility matures on December 31, 2011, but it will be automatically extended to April 30, 2013, subject to Potomac Edison securing necessary authorization under Virginia law.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Loans under all three new facilities generally bear interest that is calculated based on LIBOR, plus a margin based on such entity’s senior unsecured credit rating. Currently, the margins are 3.0% for AE and 2.75% for Potomac Edison and West Penn. Allegheny capitalized approximately $5.6 million in debt issuance costs related to the three new facilities.

On July 16, 2010, AE Supply redeemed all $150.5 million of its outstanding 7.80% Medium Term Notes due 2011 and expensed approximately $7.2 million in redemption premiums associated with the notes.

NOTE 9: SEGMENT INFORMATION

The following tables summarize the results of operations for Allegheny’s two reportable segments. The information for the Regulated Operations segment includes the operations of the Virginia distribution business through the date of its sale on June 1, 2010. See Note 4, “Sale of Virginia Distribution Business,” for additional information.

Allegheny changed the composition of its reportable segments during the fourth quarter of 2009, consistent with changes made to its management structure and the internal financial reporting used by its chief operating decision maker to regularly assess the performance of the business and allocate resources. Segment information for the three and six months ended June 30, 2009 has been reclassified to conform to the 2010 presentation included below.

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues:
External operating revenues	$151.7	$794.0	$0	$945.7	$93.7	$721.0	$0	$814.7
Internal operating revenues	306.2	1.3	(307.5)	0	280.5	1.4	(281.9)	0

Total operating revenues	457.9	795.3	(307.5)	945.7	374.2	722.4	(281.9)	814.7

Operating expenses:
Fuel	230.1	65.6	0	295.7	153.6	63.2	0	216.8
Purchased power and transmission	9.2	423.3	(306.2)	126.3	8.8	383.9	(280.5)	112.2
Deferred energy costs, net	0	2.3	0	2.3	0	(7.6)	0	(7.6)
Gain on sale of Virginia distribution business	0	(45.1)	0	(45.1)	0	0	0	0
Operations and maintenance	52.5	107.4	(1.3)	158.6	88.7	113.2	(1.4)	200.5
Depreciation and amortization	32.4	48.6	(0.4)	80.6	24.0	43.7	(0.5)	67.2
Taxes other than income taxes	12.9	43.7	0	56.6	8.5	38.0	0	46.5

Total operating expenses	337.1	645.8	(307.9)	675.0	283.6	634.4	(282.4)	635.6

Operating income	120.8	149.5	0.4	270.7	90.6	88.0	0.5	179.1
Other income (expense), net	0.8	5.4	(3.3)	2.9	0.4	4.2	(2.8)	1.8
Interest expense	36.4	44.1	(0.9)	79.6	20.0	39.3	(0.2)	59.1

Income before income taxes	85.2	110.8	(2.0)	194.0	71.0	52.9	(2.1)	121.8
Income tax expense	30.0	43.8	0	73.8	26.8	22.1	0	48.9

Net income	55.2	67.0	(2.0)	120.2	44.2	30.8	(2.1)	72.9
Net income attributable to noncontrolling interest	(2.2)	0	2.2	0	(2.3)	(0.3)	2.3	(0.3)

Net income attributable to Allegheny Energy, Inc.	$53.0	$67.0	$0.2	$120.2	$41.9	$30.5	$0.2	$72.6

(a)	Represents elimination of transactions between reportable segments.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues:
External operating revenues	$241.0	$1,753.5	$0	$1,994.5	$196.0	$1,575.9	$0	$1,771.9
Internal operating revenues	679.5	2.8	(682.3)	0	633.7	4.5	(638.2)	0

Total operating revenues	920.5	1,756.3	(682.3)	1,994.5	829.7	1,580.4	(638.2)	1,771.9

Operating expenses:
Fuel	464.6	149.1	0	613.7	338.9	136.8	0	475.7
Purchased power and transmission	18.8	935.9	(679.5)	275.2	18.2	863.3	(635.4)	246.1
Deferred energy costs, net	0	10.4	0	10.4	0	(24.6)	0	(24.6)
Gain on sale of Virginia distribution business	0	(45.1)	0	(45.1)	0	0	0	0
Operations and maintenance	118.5	261.4	(2.8)	377.1	150.8	219.8	(2.8)	367.8
Depreciation and amortization	64.5	96.7	(0.8)	160.4	47.7	88.9	(0.9)	135.7
Taxes other than income taxes	26.1	87.6	0	113.7	21.3	81.0	0	102.3

Total operating expenses	692.5	1,496.0	(683.1)	1,505.4	576.9	1,365.2	(639.1)	1,303.0

Operating income	228.0	260.3	0.8	489.1	252.8	215.2	0.9	468.9
Other income (expense), net	1.4	10.5	(6.6)	5.3	1.0	8.7	(5.5)	4.2
Interest expense	72.5	85.6	(1.7)	156.4	37.8	78.9	(0.4)	116.3

Income before income taxes	156.9	185.2	(4.1)	338.0	216.0	145.0	(4.2)	356.8
Income tax expense	57.0	72.6	0	129.6	89.6	60.2	0	149.8

Net income	99.9	112.6	(4.1)	208.4	126.4	84.8	(4.2)	207.0
Net income attributable to noncontrolling interest	(4.5)	0	4.5	0	(4.6)	(0.5)	4.6	(0.5)

Net income attributable to Allegheny Energy, Inc.	$95.4	$112.6	$0.4	$208.4	$121.8	$84.3	$0.4	$206.5

(a)	Represents elimination of transactions between reportable segments.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 10: FAIR VALUE MEASUREMENTS, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 consisted of the following:

(In millions)	Assets	Liabilities
Cash equivalents (a)	$484.0	$0
Derivative instruments (b):
Current	266.8	(7.6)
Non-current	4.0	(9.8)

Total derivative instruments	270.8	(17.4)

Total recurring fair value measurements	$754.8	$(17.4)

(a)	Cash equivalents represent amounts invested in money market mutual funds and are valued using Level 1 inputs.
(b)	Before netting of cash collateral and financial transmission right (“FTR”) obligation.

The following table disaggregates the net fair values of derivative assets and liabilities by class, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at June 30, 2010. This table excludes derivatives that have been designated as normal purchases or normal sales.

	Fair Value at June 30, 2010 Using
(In millions)	Level 1	Level 2	Level 3	Total
Derivative assets:
Power contracts futures	$(0.8)	$0	$0	$(0.8)
Power contracts forwards	0	13.7	0	13.7
Gas contracts futures	15.9	0	0	15.9
Gas contracts forwards	0	0.3	0	0.3
FTRs	0	0	241.7	241.7

Total derivative assets	15.1	14.0	241.7	270.8

Derivative liabilities:
Power contracts futures	(5.9)	0	0	(5.9)
Power contracts forwards	0	(6.3)	0	(6.3)
Gas contracts forwards	0	(0.1)	0	(0.1)
Interest rate swaps	0	(5.1)	0	(5.1)

Total derivative liabilities	(5.9)	(11.5)	0	(17.4)

Net derivative assets	$9.2	$2.5	$241.7	$253.4

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table shows the expected settlement year for derivative assets and liabilities outstanding before netting of cash collateral and FTR obligation at June 30, 2010. This table excludes derivatives that have been designated as normal purchases or normal sales:

(In millions)	2010	2011	2012	2013	Total
Level 1	$15.8	$(0.1)	$(6.5)	$0	$9.2
Level 2	(6.4)	15.5	(6.6)	0	2.5
Level 3	141.3	100.4	0	0	241.7

Net derivative assets (liabilities)	$150.7	$115.8	$(13.1)	$0	$253.4

The following table disaggregates the net fair values of derivative assets and liabilities, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at December 31, 2009. This table excludes derivatives that have been designated as normal purchases or normal sales.

	December 31, 2009
(In millions)	Derivative Assets	Derivative Liabilities	Net Derivative Assets
Level 1	$31.9	$(4.7)	$27.2
Level 2	0.2	(29.5)	(29.3)
Level 3	96.2	0	96.2

Total	$128.3	$(34.2)	$94.1

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

The following tables provide a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value (Level 3):

	Three Months Ended June 30,
(In millions)	2010	2009
Balance at April 1	$26.8	$55.5
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	16.0	(64.2)
Included in regulatory assets or liabilities	8.3	(32.4)
Purchases, issuances and settlements	190.6	291.6
Transfers in / out of Level 3	0	0

Balance at June 30	$241.7	$250.5

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at June 30	$11.5	$(9.3)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six Months Ended June 30,
(In millions)	2010	2009
Balance at January 1	$96.2	$189.8
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	23.9	(102.1)
Included in regulatory assets or liabilities	12.5	(50.8)
Purchases, issuances and settlements	109.1	213.6
Transfers in / out of Level 3	0	0

Balance at June 30	$241.7	$250.5

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at June 30	$11.5	$(9.3)

There were no transfers between Level 1 and Level 2, and no transfers into or out of Level 3, of the fair value hierarchy for the six months ended June 30, 2010. To the extent that Allegheny has transfers between these levels, Allegheny accounts for the transfers at the end of the reporting period.

The volume and expiration of Allegheny’s derivative contracts at June 30, 2010 that did not qualify under the normal purchase or normal sale exemption were as follows:

(In millions)	2010	2011	2012	2013	Total
Electricity contracts (MWh):
Forward and future sales of power	1.9	7.7	2.4	0	12.0
Forward and future purchases of power	0.5	0.1	0.6	0	1.2
FTRs (MWh)	32.5	26.7	0	0	59.2
Gas contracts—Kern River (decatherms):
Forward and future sales of gas	13.8	0	0	0	13.8
Forward and future purchases of gas	14.4	0	0	0	14.4
Interest rate swaps (notional dollars):
Interest rate swap agreements (fixed rate to floating rate)	$143.0	$200.0	$0	$0	$343.0
Interest rate swap agreements (floating rate to fixed rate)	$143.0	$200.0	$0	$0	$343.0

Allegheny enters into derivative contracts for the sale or purchase of power to hedge the variable price risks related to forecasted sales or purchases of power. To the extent that such contracts qualify and are designated as cash flow hedging instruments, the effective portion of unrealized gain or loss on the derivative contract is reported as a component of OCI and is subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. Changes in the fair value of derivative power contracts that are not qualifying cash flow hedge instruments are reported in revenues on a mark-to-market basis.

Allegheny entered into derivative contracts for the forward purchase and sale of gas to hedge a portion of the value of a capacity contract related to the Kern River pipeline that do not qualify for cash flow hedge accounting. Interest rate swaps at June 30, 2010 include three interest rate swap agreements with an aggregate notional value of $343 million that were entered into during 2003 to substantially offset three existing interest rate swaps with the same counterparty. The 2003 agreements effectively locked in a net liability and substantially eliminated future income volatility from the interest rate swap positions but do not qualify for cash flow hedge accounting.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Allegheny also holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with Allegheny’s load obligations. These future obligations are not reflected on Allegheny’s Consolidated Balance Sheets, and the FTRs have not been designated as cash flow hedge instruments. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. Allegheny acquires its FTRs in an annual auction through a self-scheduling process involving the use of auction revenue rights (“ARRs”) allocated to members of PJM that have load serving obligations. Allegheny initially records FTRs and an FTR obligation payable to PJM at the annual FTR auction price, and subsequently adjusts the carrying value of remaining FTRs to their estimated fair value at the end of each accounting period prior to settlement. Changes in the fair value of FTRs held by Allegheny’s unregulated subsidiaries are included in operating revenues as unrealized gains or losses. Unrealized gains or losses on FTRs held by Allegheny’s regulated subsidiaries are recorded as regulatory assets or liabilities.

Derivative contracts that have been designated as normal purchases or normal sales are not subject to mark-to-market accounting treatment, and their effects are included in earnings at the time of contract performance.

The recorded fair values of derivatives at June 30, 2010 were as follows:

	Power Contracts		Gas Contracts -Kern River	Interest Rate Swaps	FTRs	Gross Derivatives	Netting	Net Derivatives	FTR Obligation (a)	Collateral	Balance Sheet Derivatives
(In millions)	Sales	Purchases
Derivatives designated as hedging instruments:
Derivative assets:
Current	$17.0	$0	$0	$0	$0	$17.0	$(6.7)	$10.3	$0	$0	$10.3
Long-term	9.7	0	0	0	0	9.7	(5.9)	3.8	0	0	3.8

Total derivative assets	26.7	0	0	0	0	26.7	(12.6)	14.1	0	0	14.1
Derivative liabilities:
Current	(3.4)	0	0	0	0	(3.4)	6.0	2.6	0	0	2.6
Long-term	(4.8)	0	0	0	0	(4.8)	3.5	(1.3)	0	4.2	2.9

Total derivative liabilities	(8.2)	0	0	0	0	(8.2)	9.5	1.3	0	4.2	5.5

Total designated	18.5	0	0	0	0	18.5	(3.1)	15.4	0	4.2	19.6

Derivatives not designated as hedging instruments:
Derivative assets:
Current	3.3	0	19.6	0	241.7	264.6	(8.1)	256.5	(241.7)	(12.5)	2.3
Long-term	0.1	0	0	0	0	0.1	0.1	0.2	0	0	0.2

Total derivative assets	3.4	0	19.6	0	241.7	264.7	(8.0)	256.7	(241.7)	(12.5)	2.5
Derivative liabilities:
Current	(5.5)	(5.9)	(3.5)	(4.1)	0	(19.0)	8.8	(10.2)	0	0	(10.2)
Long-term	(2.1)	(7.7)	0	(1.0)	0	(10.8)	2.3	(8.5)	0	0	(8.5)

Total derivative liabilities	(7.6)	(13.6)	(3.5)	(5.1)	0	(29.8)	11.1	(18.7)	0	0	(18.7)

Total not designated	(4.2)	(13.6)	16.1	(5.1)	241.7	234.9	3.1	238.0	(241.7)	(12.5)	(16.2)

Total derivatives	$14.3	$(13.6)	$16.1	$(5.1)	$241.7	$253.4	$0	$253.4	$(241.7)	$(8.3)	$3.4

(a)	The FTR obligation at June 30, 2010 was $243.7 million and is payable to PJM in approximately equal weekly amounts beginning June 1, 2010 through the PJM planning year ending May 31, 2011. Of this obligation, $241.7 million has been netted against the FTR derivative asset balance and the remaining $2.0 million is included in non-derivative current liabilities on the consolidated balance sheet.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The recorded fair values of derivatives at December 31, 2009 were as follows:

	Power Contracts		Gas Contracts -Kern River	Interest Rate Swaps	FTRs	Gross Derivatives	Netting	Net Derivatives	FTR Obligation (a)	Collateral	Balance Sheet Derivatives
(In millions)	Sales	Purchases
Derivatives designated as hedging instruments:
Derivative assets:
Current	$0.3	$0	$0	$0	$0	$0.3	$(0.3)	$0	$0	$0	$0
Long-term	0.6	0	0	0	0	0.6	(0.6)	0	0	0	0

Total derivative assets	0.9	0	0	0	0	0.9	(0.9)	0	0	0	0
Derivative liabilities:
Current	(12.1)	(4.8)	0	0	0	(16.9)	(1.4)	(18.3)	0	0.1	(18.2)
Long-term	(1.5)	(5.9)	0	0	0	(7.4)	(0.3)	(7.7)	0	3.0	(4.7)

Total derivative liabilities	(13.6)	(10.7)	0	0	0	(24.3)	(1.7)	(26.0)	0	3.1	(22.9)

Total designated	(12.7)	(10.7)	0	0	0	(23.4)	(2.6)	(26.0)	0	3.1	(22.9)

Derivatives not designated as hedging instruments:
Derivative assets:
Current	0.9	0	44.4	0	96.2	141.5	(13.2)	128.3	(96.2)	(27.5)	4.6
Long-term	0	0	0	0	0	0	0	0	0	0	0

Total derivative assets	0.9	0	44.4	0	96.2	141.5	(13.2)	128.3	(96.2)	(27.5)	4.6
Derivative liabilities:
Current	(0.9)	(1.7)	(12.4)	(6.1)	0	(21.1)	14.9	(6.2)	0	0	(6.2)
Long-term	0	(0.9)	0	(2.0)	0	(2.9)	0.9	(2.0)	0	0	(2.0)

Total derivative liabilities	(0.9)	(2.6)	(12.4)	(8.1)	0	(24.0)	15.8	(8.2)	0	0	(8.2)

Total not designated	0	(2.6)	32.0	(8.1)	96.2	117.5	2.6	120.1	(96.2)	(27.5)	(3.6)

Total derivatives	$(12.7)	$(13.3)	$32.0	$(8.1)	$96.2	$94.1	$0	$94.1	$(96.2)	$(24.4)	$(26.5)

(a)	The FTR obligation at December 31, 2009 was $127.9 million and was payable to PJM in approximately equal weekly amounts through the PJM planning year ending May 31, 2010. Of this obligation, $96.2 million has been netted against the FTR derivative asset balance and the remaining $31.7 million is included in non-derivative current liabilities on the consolidated balance sheet.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides details on the changes in accumulated other comprehensive income (“OCI”) relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months Ended June 30,
(In millions)	2010	2009
Accumulated OCI derivative gain at April 1 (before tax effect of $18.2 million and $31.1 million, respectively)	$47.1	$80.2
Effective portion of changes in fair value (before tax effect of $(14.7) million and $3.5 million, respectively)	(38.0)	9.2
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $1.4 million and $(12.0) million, respectively)	3.5	(30.7)

Accumulated OCI derivative gain at June 30 (before tax effect of $4.9 million and $22.6 million, respectively)	$12.6	$58.7

	Six Months Ended June 30,
(In millions)	2010	2009
Accumulated OCI derivative gain (loss) at January 1 (before tax effect of $(10.7) million and $17.7 million, respectively)	$(27.6)	$45.8
Effective portion of changes in fair value (before tax effect of $14.3 million and $16.8 million, respectively)	36.9	43.4
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $1.3 million and $(11.9) million, respectively)	3.3	(30.5)

Accumulated OCI derivative gain at June 30 (before tax effect of $4.9 million and $22.7 million, respectively)	$12.6	$58.7

Derivative gains included in accumulated OCI in the amount of $8.2 million, before tax, are expected to be reclassified to earnings over the next twelve months.

The following table shows the location and amounts of gains (losses) relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Gain (loss) recognized in OCI (effective portion)	$(38.0)	$9.2	$36.9	$43.4

Gains (losses) reclassified from accumulated OCI into operating revenues (effective portion)	$(3.5)	$30.7	$(3.3)	$30.5

Gain (loss) recognized in operating revenues (ineffective portion)	($7.0)	$1.4	$(12.2)	$(1.7)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Unrealized gains (losses) on derivative instruments not designated or qualifying as cash flow hedge instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Recorded in operating revenues:
Interest rate swaps	$0	$(0.1)	$3.0	$3.0
Mark-to-market power contracts	(1.3)	(0.9)	(1.2)	(7.3)
Gas contracts—Kern River	(10.1)	(2.4)	(15.9)	18.0
FTRs	15.0	6.3	15.1	27.5
Recorded in fuel expense:
Coal purchase contracts—PRB	0	(1.8)	0	(3.9)
Recorded in regulatory liabilities (assets):
FTRs	7.9	2.7	7.9	13.0
Coal purchase contracts—PRB	0	(2.0)	0	(3.9)

Total	$11.5	$1.8	$8.9	$46.4

Credit Related Contingent Features

Certain of Allegheny’s derivative contracts contain collateral posting requirements tied to its credit ratings that would require posting of additional collateral in the event of a credit rating downgrade. The aggregate fair value of derivative contracts that were in a liability position, disregarding any contractual netting arrangements, at June 30, 2010 was $11.5 million, for which Allegheny had posted $1.8 million collateral. A one level downgrade in AE Supply’s senior unsecured credit rating at June 30, 2010 would have required the posting of a total of $9.1 million of additional collateral for such derivative contracts in a liability position. A downgrade in AE Supply’s senior unsecured credit rating at June 30, 2010 to below Standard & Poor’s BB- or Moody’s Ba3 would have required the posting of a total of $13.1 million of additional collateral for such derivative contracts in a liability position.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 11: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in operations and maintenance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Performance shares	$3.7	$2.5	$5.7	$4.1
Stock options	1.2	2.3	2.7	4.0
Non-employee director stock awards	0.2	0.2	0.4	0.4
Restricted shares	0	0	0.1	0
Stock units	0	0	0	0.1

Total stock-based compensation expense	5.1	5.0	8.9	8.6
Income tax benefit	2.1	2.0	3.6	3.5

Total stock-based compensation expense, net of tax	$3.0	$3.0	$5.3	$5.1

Stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. No stock-based compensation cost was capitalized during the six months ended June 30, 2010 and 2009.

Stock Options

Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant under the Black-Scholes option-pricing model. No stock options were granted during the three and six months ended June 30, 2010. The following were the weighted-average assumptions for stock options granted during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Annual risk-free interest rate	3.46%	2.86%
Expected term of the option (in years)	6.00	6.00
Expected annual dividend yield	2.30%	2.53%
Expected stock price volatility	35.0%	36.4%
Grant date fair value per stock option	$8.08	$7.14

The annual risk-free interest rate is based on the United States Treasury yield curve at the date of the grant for a period equal to the expected term of the options granted. The expected term for the 2009 stock option grants was calculated using the “simplified” method. AE used the simplified method for its calculation of expected term due to its lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and because AE has granted stock options in prior years with varying vesting terms, which also made it difficult to evaluate historical exercise data. The expected annual dividend yield assumption was based on AE’s current dividend rate at the time of each grant. For stock options granted during 2009, the expected stock price volatility was based on both historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on AE’s common stock.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock option activity during the three and six months ended June 30, 2010 was as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2010	2,845,717	$27.63
Exercised (a)	(33,702)	$13.35
Forfeited	(5,078)	$29.12

Outstanding at June 30, 2010	2,806,937	$27.80	$5.2	(b)

Exercisable at June 30, 2010	1,773,595	$26.71	$5.2	(b)

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	2,852,942	$27.62
Exercised (a)	(39,102)	$13.35
Forfeited/Expired	(6,903)	$35.61

Outstanding at June 30, 2010	2,806,937	$27.80	$5.2	(b)

Exercisable at June 30, 2010	1,773,595	$26.71	$5.2	(b)

(a)	Proceeds to AE from stock option exercises were $0.4 million and $0.5 million for the three and six months ended June 30, 2010. AE issued new shares of its common stock to satisfy these stock option exercises.
(b)	Represents the total pre-tax intrinsic value based on the difference between the exercise price of stock options that have an exercise price lower than AE’s closing stock price and AE’s closing stock price of $20.68 on June 30, 2010.

As of June 30, 2010, Allegheny had approximately $4.3 million of unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

At June 30, 2010, Allegheny had approximately $63.0 million in excess tax benefits related to share based awards that had not yet been credited to other paid-in capital because of Allegheny’s federal income tax net operating loss carryforward position. During the six months ended June 30, 2009, Allegheny recorded a credit to other paid-in capital in the amount of approximately $19.7 million representing estimated share-based excess income tax benefits to be realized during 2009. This credit to other paid-in capital was reversed during the third quarter of 2009 as a result of a change in estimated taxable income.

Performance Shares

AE has granted equity-based performance shares to key employees pursuant to which award recipients may earn shares of AE common stock based on AE’s Total Shareholder Return (“TSR”) and AE’s performance with respect to its Annual Incentive Plan (“AIP”) goals.

For performance shares linked to TSR, the TSR of AE’s common stock is compared to the TSR of the companies in the Dow Jones U.S. Electric Utilities Index over a three-year performance period. Based upon AE’s percentile rank within the peer group, shares earned can range from 0% to 250% of each participant’s target

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

award. The grant date fair value will be recognized as compensation expense over the requisite service period on a straight-line basis for awards ultimately expected to vest, using an estimated annual forfeiture rate of 5%. At June 30, 2010, AE had 242,432 target performance shares linked to TSR outstanding. As of June 30, 2010, there was approximately $1.7 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to TSR, which is expected to be recognized over a weighted average period of approximately 1.3 years. No performance shares linked to TSR were granted in 2010.

For performance shares linked to AE’s AIP goals, the number of AE common shares to be earned and distributed is based on AE’s performance compared to annual performance targets for a three-year period. The annual performance targets are established at the beginning of each individual year. Compensation expense is recognized over the remaining portion of the three-year performance period as if the awards were separate annual awards, using an estimated annual forfeiture rate of 5%. The percentage of target shares earned can range from 0% to 200%. Activity in target performance shares linked to the AIP for the three and six months ended June 30, 2010 was as follows:

Number of Shares
Performance shares outstanding at March 31, 2010	1,008,059
Forfeited	(5,220)

Performance shares outstanding at June 30, 2010	1,002,839

Number of Shares
Performance shares outstanding at December 31, 2009	244,010
Granted	764,049
Forfeited	(5,220)

Performance shares outstanding at June 30, 2010	1,002,839

As of June 30, 2010, there was approximately $9.9 million of unrecognized compensation cost related to non-vested outstanding performance shares linked to the AIP relating to performance goals, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Non-Employee Director Stock Awards

Non-employee director stock awards activity for the three and six months ended June 30, 2010 was as follows:

Number of Shares
Shares earned but not issued at March 31, 2010	93,243
Granted	9,000
Issued	(3,000)
Dividends on earned but not issued shares	633

Shares earned but not issued at June 30, 2010	99,876

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Number of Shares
Shares earned but not issued at December 31, 2009	86,689
Granted	18,000
Issued	(6,000)
Dividends on earned but not issued shares	1,187

Shares earned but not issued at June 30, 2010	99,876

Restricted Shares

As of June 30, 2010, Allegheny had 11,900 non-vested restricted shares outstanding. These shares had approximately $0.2 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Change in Control

Employee stock options and other stock-based employee awards granted prior to the execution of the Merger Agreement become fully vested and exercisable upon a change in control. Approval by Allegheny’s stockholders of Allegheny’s proposed Merger with FirstEnergy would constitute a change in control under the relevant stock-based compensation plan provisions. Performance shares granted after execution of the Merger Agreement generally vest over three years, and such vesting will not be accelerated upon either stockholder approval of the Merger Agreement or completion of the Merger. See Note 2, “Merger Agreement,” for additional information.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of the net periodic cost for pension benefits for employees and covered dependents by Allegheny were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$6.6	$5.6	$13.1	$11.1
Interest cost	17.9	17.7	35.8	35.5
Expected return on plan assets	(18.5)	(18.5)	(36.9)	(37.1)
Amortization of unrecognized transition obligation	0.1	0.1	0.2	0.2
Amortization of prior service cost	0.8	0.8	1.6	1.6
Recognized actuarial loss	4.6	2.8	9.1	5.6

Net periodic cost	$11.5	$8.5	$22.9	$16.9

The components of the net periodic cost for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

	Postretirement Benefits Other than Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$1.1	$1.1	$2.1	$2.2
Interest cost	3.9	4.3	7.8	8.5
Expected return on plan assets	(1.5)	(1.3)	(3.0)	(2.6)
Amortization of unrecognized transition obligation	1.4	1.4	2.9	2.8
Recognized actuarial loss	0	0.5	0	1.0

Net periodic cost	$4.9	$6.0	$9.8	$11.9

For the three months ended June 30, 2010 and 2009, Allegheny capitalized $5.0 million and $4.4 million, respectively, and for the six months ended June 30, 2010 and 2009, Allegheny capitalized $9.8 million and $8.7 million, respectively, of the above net periodic cost amounts to CWIP a component of “Property, plant and equipment, net.”

During the first quarter of 2010, Allegheny determined that its benefit obligation of $264.2 million at December 31, 2009 for postretirement benefits other than pensions was understated by approximately $14.9 million. Allegheny increased its recorded benefit obligation for this matter during the first quarter of 2010, and recorded an additional charge to expense of approximately $10.4 million and a charge to CWIP in the amount of approximately $4.5 million.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. This legislation effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to prescription drug benefits provided under Medicare Part D. Beginning in 2013, an employer’s income tax deduction for the cost of providing Medicare Part D equivalent prescription drug benefits

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

will be reduced by the amount of the federal subsidy. The impact of this change in tax treatment of the federal subsidy did not have a significant impact on Allegheny’s deferred income tax assets or income tax expense because Allegheny expects that the majority of the prescription drug benefits provided under its health benefit plans will not be actuarially equivalent to Medicare Part D benefits for periods after 2011.

Contributions

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may make additional discretionary contributions to increase the funded level of the plan. During the six months ended June 30, 2010, Allegheny contributed $0.2 million to its SERP and did not make any contributions to its qualified pension plan. Allegheny made approximately $3.6 million in contributions to its postretirement benefits other than pension plans during the six months ended June 30, 2010. During the remainder of 2010, Allegheny expects to contribute approximately $80.0 million to its qualified pension plan and approximately $2.0 million to fund postretirement benefits other than pensions.

Allegheny made cash-matching contributions to its Employee Stock Ownership and Savings Plan in the amount of $2.1 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $4.7 million and $4.5 million for the six months ended June 30, 2010 and 2009, respectively. These contributions, less amounts capitalized in CWIP, were expensed. The capitalized portions of these costs were $0.7 million for each of the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 13: FINANCIAL INSTRUMENTS

As of June 30, 2010 and December 31, 2009, the carrying amounts of accounts receivable and accounts payable are representative of fair value because of their short-term nature. The carrying amounts and estimated fair values of long-term debt, including long-term debt due within one year, net of unamortized debt discounts of $8.3 million and $7.4 million at June 30, 2010 and December 31, 2009, respectively were as follows:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,628.8	$4,905.0	$4,557.8	$4,729.1

The fair value of long-term debt was estimated based on actual market prices or market prices of similar debt issues.

NOTE 14: COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net income	$120.2	$72.9	$208.4	$207.0
Other comprehensive income (loss), net of tax:
Cash flow hedges, net of tax of $(13.3), $(8.5), $15.6 and $4.9, respectively	(21.2)	(13.0)	24.5	8.0
Defined benefit pension and other benefit plan amortization, net of tax of $0.6, $0.6, $0.9 and $1.1, respectively	0.8	0.8	1.2	1.7

Comprehensive income	99.8	60.7	234.1	216.7
Less comprehensive income attributable to noncontrolling interest	0	(0.3)	0	(0.5)

Comprehensive income attributable to Allegheny Energy, Inc.	$99.8	$60.4	$234.1	$216.2

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

(In millions)	June 30, 2010	December 31, 2009
Cash flow hedges, net of tax of $4.9 million and $(10.7) million, respectively	$7.7	$(16.8)
Net unrecognized pension and other benefit plan costs, net of tax of $(48.9) million and $(49.7) million, respectively	(71.9)	(73.1)

Total	$(64.2)	$(89.9)

NOTE 15: EARNINGS PER SHARE

The reconciliation of the basic and diluted earnings per common share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share and per share amounts)	2010	2009	2010	2009
Basic Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$120.2	$72.6	$208.4	$206.5

Denominator:
Weighted average common shares outstanding	169,682,482	169,505,918	169,669,967	169,472,787

Basic earnings per share attributable to Allegheny Energy, Inc.	$0.71	$0.43	$1.23	$1.22

Diluted Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$120.2	$72.6	$208.4	$206.5

Denominator:
Weighted average common shares outstanding	169,682,482	169,505,918	169,669,967	169,472,787
Effect of dilutive securities:
Stock options (a)	279,625	378,173	299,291	392,938
Performance shares	106,008	19,558	100,261	18,378
Stock units	0	4,255	0	4,262

Total shares	170,068,115	169,907,904	170,069,519	169,888,365

Diluted earnings per share attributable to Allegheny Energy, Inc.	$0.71	$0.43	$1.23	$1.22

(a)	The dilutive share calculations exclude 1,971,805 shares and 1,999,148 shares for the three months ended June 30, 2010 and 2009, respectively, and 1,974,096 shares and 1,621,827 shares for the six months ended June 30, 2010 and 2009, respectively, relating to stock options because the inclusion of these amounts would have been antidilutive under the treasury stock method.

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

Potomac Edison purchased power from its IPP in the amount of $29.0 million and $15.6 million for the three months ended June 30, 2010 and 2009, respectively, and $60.1 million and $46.0 million for the six months ended June 30, 2010 and 2009, respectively. West Penn purchased power from its IPP in the amount of $9.9 million and $12.7 million for the three months ended June 30, 2010 and 2009, respectively and $18.4 million and $24.0 million for the six months ended June 30, 2010 and 2009, respectively. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable potential VIE, because neither has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

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

At June 30, 2010, Allegheny’s maximum exposure to loss related to APS Constellation consisted of a $0.7 million equity investment in APS Constellation, a letter of credit guarantee of $3.1 million and recourse guarantees of $6.2 million. These guarantees are not recorded on Allegheny’s Consolidated Balance Sheet.

PATH WV. As described in Note 1, “Business and Basis of Presentation,” PATH WV is owned equally by Allegheny and AEP. As described in Note 3, “Recently Adopted and Recently Issued Accounting Standards,” Allegheny deconsolidated PATH WV from its financial statements effective January 1, 2010, and accounts for its investment in PATH WV under the equity method. Allegheny and AEP provide certain services to PATH WV and make capital contributions to PATH WV as needed. At June 30, 2010, Allegheny’s consolidated balance sheet included Allegheny’s investment in PATH WV on the equity method of accounting in the amount of $18.3 million. At December 31, 2009, Allegheny’s consolidated balance sheet included property, plant and equipment of PATH WV in the amount of approximately $35.8 million, cash and cash equivalents of

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

$3.4 million and noncontrolling interest related to AEP’s ownership of approximately $14.9 million. Allegheny’s consolidated statement of income for the three and six months ended June 30, 2010 included other income of $0.9 million and $1.8 million, respectively, representing Allegheny’s 50% equity in the pre-tax earnings of PATH WV. Allegheny’s consolidated statement of income for the three and six months ended June 30, 2009 included revenues of $2.6 million and $4.5 million, respectively, pretax income of $0.9 million and $1.4 million, respectively and net income attributable to noncontrolling interest of $0.3 million and $0.5 million, respectively.

Allegheny expects to make capital contributions to PATH WV to support its construction projects. Because of the nature of PATH WV’s operations and its FERC-approved rate mechanism, Allegheny’s maximum exposure to loss consists of its advances to, and investment in, PATH WV, which were $0.5 million and $18.3 million, respectively, at June 30, 2010.

Energy Insurance Services, Inc. Allegheny has entered into an insurance arrangement with Energy Insurance Services, Inc. (“EIS”) whereby EIS writes policies for Allegheny in a segregated cell, referred to as Mutual Business Program No. 2 (the “Program”). The Program is governed by a Participation Agreement that limits claims paid on policies that are not reinsured to premium payments made by Allegheny, contributions to surplus and any investment returns on those premiums less expenses. The accounts of EIS are included in Allegheny’s Consolidated Financial Statements because Allegheny is the sole beneficiary of the Program. At June 30, 2010, total assets were $17.7 million, consisting primarily of investments, and total liabilities were $13.4 million, consisting primarily of claim reserves.

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

Global Climate Change. The United States relies on coal-fired power plants for more than 45% of its energy. However, coal-fired power plants have come under scrutiny due to their emission of gases implicated in climate change, primarily carbon dioxide, or “CO2 .”

Allegheny produces approximately 95% of its electricity at coal-fired facilities and currently produces approximately 45 million tons of CO2 annually through its energy production. While there are many unknowns concerning the final regulation of greenhouse gases in the United States, federal and/or state legislation and implementing regulations addressing climate change, including limits on emissions of CO2, likely will be adopted some time in the future. Thus, CO 2 legislation and regulation, if not reasonably designed, could have a significant impact on Allegheny’s operations. The U.S. House of Representatives passed the American Clean Energy and Security Act in June 2009, and the U.S. Senate is still working on a comparable bill. However, the most recent draft

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

by Senators Kerry (D-MA) and Lieberman (I-CT), known as the American Power Act, does not currently appear to have the necessary support to pass the Senate. The American Power Act is an economy-wide climate change bill that would employ a sector-by-sector approach, with the electricity sector being subject to a cap and trade program set to be implemented as early as 2013. A bill applying only to electric generation is also being discussed.

Concurrently, the U.S. Environmental Protection Agency (the “EPA”) is moving to regulate greenhouse gas emissions under the Clean Air Act of 1970 (the “Clean Air Act”). On December 7, 2009, the EPA announced its Greenhouse Gas Endangerment Finding, stating that greenhouse gas emissions from cars and light trucks, when mixed in the atmosphere, endanger public health. The finding provides the EPA with a basis on which to regulate greenhouse gas emissions from vehicle tailpipes under the provisions of the Clean Air Act. Once a pollutant is regulated under the Clean Air Act for one source category, the EPA has authority to apply similar regulations to other source categories. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) announced a joint final rule that applies to passenger cars, light-duty trucks and medium-duty passenger vehicles, covering model years 2012 through 2016. Under the Clean Air Act, regulation of greenhouse gas emissions from vehicles also triggers requirements for new and modified stationary sources to control greenhouse gas emissions under the Prevention of Significant Deterioration (“PSD”) program. Regulation of the stationary sources will be implemented through the final version of the “tailoring rule” issued on June 3, 2010. The tailoring rule will become effective on January 2, 2011. For six months, only new and modified sources already required to control emissions of other air pollutants will be required to control greenhouse gas emissions. Beginning July 2, 2011, new sources above 100,000 tons per year and modified existing sources with emissions above 75,000 tons per year will be required to control emissions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Allegheny is participating in the dialogue that will shape the regulatory landscape surrounding CO2 emissions. Additionally, Allegheny intends to pursue proven and cost-effective measures to manage its emissions while maintaining an affordable and reliable supply of electricity for its customers.

Clean Air Act Compliance and State Air Quality Initiatives. Allegheny currently meets applicable standards for particulate matter emissions at its generation facilities through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software, fuel combustion modifications and, at times, through other means. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and are accommodated by the regulatory process.

Allegheny’s compliance with the Clean Air Act has required, and may require in the future, that Allegheny install control technologies on many of its generation facilities at significant cost. The proposed Clean Air Transport Rule (“CATR”) released by the EPA on July 6, 2010 may accelerate the need to install this equipment by phasing out a portion of the currently available allowances, limiting trading and accelerating federal emission reduction goals. The proposed CATR replaces certain portions of the Clean Air Interstate Rule that were invalidated by the U.S. Court of Appeals for the District of Columbia Circuit.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”), establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety. The State of West Virginia subsequently suspended its rule for implementing CAMR. Pennsylvania and Maryland, however, took the position that their mercury rules, which are discussed below, survived this ruling. In addition, the EPA has announced plans to propose a new maximum achievable control technology rule for hazardous air pollutant emissions from electric utility steam generating units in the first half of 2011. The EPA plans to finalize the new rule by November 2011. Allegheny is monitoring the EPA’s efforts to promulgate hazardous air pollutant rules that will include, but will not be limited to, mercury limits. To establish these standards, the EPA must identify the best performing 12% of sources in each source category and, to that end, has issued an information request to members of the fossil fuel-fired generating industry that includes a requirement to conduct extensive stack emissions testing on selected generating units. Allegheny is required to conduct stack testing for eight of its generating units. Depending on the final hazardous air pollution limits set by the EPA, Allegheny could incur significant costs for additional control equipment.

The Pennsylvania Department of Environmental Protection (the “PA DEP”) promulgated a more aggressive mercury control rule in February 2007; however, in December 2009, the Pennsylvania Supreme Court affirmed a Commonwealth Court’s holding that the rule is invalid.

Additionally, Maryland passed the Healthy Air Act in early 2006. This legislation imposes state-wide emission caps on SO2 and NOx, requires greater reductions in mercury emissions more quickly than required by CAMR and mandates that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) and participate in

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

that coalition’s regional efforts to reduce CO2 emissions. On April 20, 2007, Maryland’s governor signed on to RGGI, as a result of which Maryland became the 10th state to join the Northeast regional climate change and energy efficiency program. The Healthy Air Act provides a conditional exemption for the R. Paul Smith power station for NOx, SO2 and mercury, based on a PJM declaration that the station is vital to reliability in the Baltimore/Washington DC metropolitan area, which PJM determined in 2006. Pursuant to the legislation, the Maryland Department of the Environment (the “MDE”) passed alternate NOx and SO2 limits for R. Paul Smith, which became effective in April 2009. However, R. Paul Smith is still required to meet the Healthy Air Act mercury reductions of 80% beginning in 2010. The statutory exemption does not extend to R. Paul Smith’s CO2 emissions. Maryland issued final regulations to implement RGGI requirements in February 2008. Among other things, under RGGI, the MDE now auctions 100% of CO2 allowances associated with Maryland’s power plants, and Allegheny is participating in RGGI auctions. Through the second quarter of 2010, eight RGGI auctions have been held. RGGI allowances are also readily available in the allowance markets, affording another mechanism by which to secure necessary allowances.

AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan, combining the use of emission controls, low sulfur fuel and emission allowances. Allegheny continues to evaluate and implement options for compliance. It completed the elimination of a partial bypass of Scrubbers at its Pleasants generation facility in December 2007 and the construction of Scrubbers at its Hatfield’s Ferry and Fort Martin generating facilities in 2009. Allegheny now has Scrubbers installed and operating on all ten of the units at its four supercritical generating facilities and at Mitchell Unit 3.

Allegheny’s NOx compliance plan functions on a system-wide basis, similar to its SO2 compliance plan. Pending finalization of the CATR, AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny currently has installed selective non-catalytic reduction equipment at its Fort Martin and Hatfield’s Ferry generating stations and selective catalytic reduction equipment at its Harrison and Pleasants generating stations, together with other NOx controls at these supercritical generating facilities, as well as its other generating facilities.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

remanded by the Court by mid-2010 and to issue a final rule in 2012. Depending on the standards set by the EPA when it reissues this rule, Allegheny could incur significant costs for additional control equipment.

Monongahela River Water Quality. In late 2008, the PA DEP imposed water quality criteria for certain effluents, including total dissolved solid (“TDS”) and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at the Hatfield’s Ferry generation facility. These criteria are reflected in the current PA DEP water discharge permit for that project. AE Supply has appealed the PA DEP’s permitting decision, which would require it to incur significant costs or negatively affect its ability to operate the Scrubbers as designed. Preliminary studies indicate an initial capital investment of approximately $62 million in order to install technology to meet the TDS and sulfate limits in the permit. The permit has been independently appealed by Environmental Integrity Project and Citizens Coal Council who seek to impose more stringent technology-based effluent limitations. Those same parties have intervened in the appeal filed by AE Supply, and both appeals have been consolidated for discovery purposes. An order has been entered that stays the permit limits that AE Supply has challenged while the appeal is pending. No hearing date has been set. AE Supply intends to vigorously pursue these issues, but cannot predict the outcome of these appeals. On November 7, 2009, the PA DEP published proposed amendments to the PA Chapter 95 rules that include an end-of-pipe limit for TDS for new and modified sources. The PA DEP’s proposed rule was open for public comment until February 12, 2010. The PA DEP issued a final rule on April 30, 2010, and the Pennsylvania Environmental Quality Board authorized the final rule on May 17, 2010. The PA DEP expects to issue the final rule by the end of August 2010. Allegheny could incur significant costs for additional control equipment to meet the requirements of this rule, although its provisions do not apply to electric generating units until the end of 2018, and then only if the EPA has not promulgated TDS effluent limitation guidelines applicable to such units.

In October 2009, the WVDEP issued the water discharge permit for the Fort Martin generation facility. Similar to the Hatfield’s Ferry water discharge permit issued for the Scrubber project, the Fort Martin permit imposes effluent limitations for TDS and sulfate concentrations. The permit also imposes temperature limitations and other effluent limits for heavy metals that are not contained in the Hatfield’s Ferry water permit. Concurrent with the issuance of the Fort Martin permit, WVDEP also issued an administrative order that sets deadlines for Monongahela to meet certain of the effluent limits that are effective immediately under the terms of the permit. Monongahela has appealed the Fort Martin permit and the administrative order. The appeal includes a request to stay certain of the conditions of the permit and order while the appeal is pending. The request to stay has been granted pending a final decision on appeal and subject to WVDEP moving to dissolve the stay. The appeals have been consolidated and a hearing has been scheduled for August 2010. The current terms of the Fort Martin permit would require Monongahela to incur significant costs or negatively impact operations at Fort Martin. Preliminary information indicates an initial capital investment in excess of the capital investment that may be needed at Hatfield’s Ferry in order to install technology to meet the TDS and sulfate limits in the Fort Martin permit, which technology may also meet certain of the other effluent limits in the permit. Additional technology may be needed to meet certain other limits in the permit. Monongahela intends to vigorously pursue these issues but cannot predict the outcome of these appeals.

Solid Waste. The EPA is reviewing its waste regulations relating to coal combustion residuals (“CCR”) partly in response to a Tennessee Valley Authority ash spill in Kingston, Tennessee in December 2008. CCR includes bottom ash, boiler slag, fly ash and Scrubber byproducts including gypsum. CCR has historically been designated and managed as a non-hazardous waste, and the EPA has twice determined that it is not appropriate to regulate it as a hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). The EPA is reconsidering those earlier determinations and intends to issue new regulations for the management and disposal of CCR in 2010. The EPA has not yet reached a final decision on whether to regulate CCR as a hazardous or

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

special waste (RCRA Title C) or as a non-hazardous waste (RCRA Title D) and on May 4, 2010 released a draft proposed rule which contained both options for public comment. Should the EPA elect to designate CCR as hazardous or special waste at any point in its generation, storage, transportation or disposal cycle, it could significantly increase Allegheny’s cost of managing CCR materials and could also drive additional monitoring and corrective action at legacy disposal sites. In addition to potential additional management costs for CCR disposal, Allegheny might expect to see a reduction in options for beneficial reuse of CCR in applications such as mine reclamation, cement manufacture and agriculture, further increasing costs, as such materials will then enter landfills rather than beneficial reuse. While EPA’s proposed rule appears to attempt to protect beneficial CCR reuse whatever the CCR designation, we are still reviewing the rule and assessing its effect on Allegheny in that regard. The proposed rule also provides options for the management and closure of wet CCR storage and disposal impoundments. Even if EPA elects the non-hazardous CCR option in a final rule, reducing Allegheny’s potential waste management exposure, closure of wet disposal impoundments could be a source of significant costs. Allegheny is assessing the draft proposal and working with various trade groups and associations to determine potential costs and effects under either CCR option.

Potential Impact of Recent EPA and Climate Change Initiatives. Implementation of the EPA’s current proposals with regard to air quality, water quality and CCR, as described above, would, together with potential climate change legislation, require extensive and costly changes to the nation’s electric generation fleet, including the installation of new pollution controls, retirement of many existing generating facilities and construction of new generating capacity. Some industry participants have estimated that, if implementation of these initiatives proceeds according to currently proposed schedules, the combined national cost, through 2015, associated with required retrofitting of existing facilities and construction of new facilities could be as high as $400 billion. Additionally, it is estimated that nearly 25% of the nation’s existing coal-fired generation capacity may be retired. While these estimates are based on complex models incorporating many variables and assumptions and are thus highly subject to change, it is clear that timely compliance would be challenging and require very significant investment, both at the industry level and for Allegheny, which could be required to install a variety a additional pollution controls at a number of its generating facilities and could be compelled to retire certain of its subcritical facilities.

Clean Air Act Litigation. In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation facilities, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and/or Monongahela own these generation facilities. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”), standards under the Clean Air Act, which can require the installation of additional air emission control equipment when the major modification of an existing facility results in an increase in emissions. AE has provided responsive information to this and a subsequent request.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

In addition to this lawsuit, on September 21, 2007, Allegheny received a Notice of Violation (“NOV”) from the EPA alleging NSR and PSD violations under the federal Clean Air Act, as well as Pennsylvania and West Virginia state laws. The NOV, which was directed to AE, Monongahela and West Penn, alleges violations at the Hatfield’s Ferry and Armstrong generation facilities in Pennsylvania and the Fort Martin and Willow Island generation facilities in West Virginia. The projects identified in the NOV are essentially the same as the projects at issue for these four facilities in the May 20, 2004 Notice, the West Virginia DJ Action and the PA Enforcement Action.

Allegheny intends to vigorously pursue and defend against the Clean Air Act matters described above but cannot predict their outcomes.

Global Warming Class Action. On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs appealed that ruling to the United States Court of Appeals for the Fifth Circuit. On October 6, 2009, the assigned panel of the appellate court issued a written opinion that reversed the judgment entered by the District Court in favor of the defendants with respect to certain of the plaintiffs’ claims and remanded the case to the District Court for further proceedings. On November 25, 2009, AE and others filed a petition to have all of the judges of the Fifth Circuit rehear the issues addressed in the panel’s October 6, 2009 opinion. That petition was granted and oral argument was set for May 24, 2010. However, the parties were notified on April 30, 2010 that the Court was unable to empanel the necessary nine judges to hear the merits of the appeal due to recusals. The Court then entered an order on May 28, 2010, reinstating the ruling of the lower court that entered judgment in favor of the defendants and dismissing plaintiffs’ appeal. AE intends to vigorously defend against this action but cannot predict its outcome.

Other Litigation

Shareholder Actions. In connection with AE’s proposed Merger with a subsidiary of FirstEnergy, purported AE shareholders filed in the first quarter of 2010 several separate putative shareholder class action and/or derivative lawsuits in Pennsylvania and Maryland state courts, as well as in the United States District Court for the Western District of Pennsylvania against AE, its directors and certain of its officers (the “AE Defendants”), FirstEnergy and Merger Sub. The lawsuits allege, among other things, that the AE directors breached their fiduciary duties by approving the Merger Agreement and that AE, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The lawsuits also alleged that the Merger consideration is unfair, that certain other terms in the Merger Agreement are unfair and that certain individual defendants are financially interested in the Merger. Among other remedies, the lawsuits sought to enjoin the Merger, or in the event that an injunction was not awarded, money damages. While AE believes the lawsuits are without merit and has defended vigorously against the claims, in order to avoid the costs associated with the litigation, the defendants have agreed to the terms of a disclosure-based settlement of the lawsuits. The defendants reached an agreement with counsel for all of the plaintiffs concerning fee applications, but a formal stipulation of settlement has not yet been filed with any court. In exchange for AE’s agreement with plaintiffs’ counsel to include additional disclosure in the joint proxy statement/prospectus mailed to AE’s and FirstEnergy’s shareholders in connection with the Merger, and subject to court approval, AE anticipates dismissal of all claims asserted in the lawsuits and a release of all defendants. If the parties are unable to obtain final approval of the settlement, then litigation will proceed, and the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay the completion of the Merger and result in substantial costs to AE. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger closes may adversely affect AE’s business, financial condition or results of operations.

PJM Calculation Error. On March 8, 2010, the Midwest ISO filed two complaints at FERC against PJM. Both complaints are related to a modeling error that PJM discovered in September 2009. PJM reported that a modeling error in its system impacted the manner in which market-to-market power flow calculations were made between PJM and the Midwest ISO. Since April 2005, PJM had incorrectly modeled the ownership of certain generation resources in its system. The generation resources in question had an impact on power flows across the PJM/Midwest ISO border, and therefore the ownership of those resources (i.e., whether they were owned by a PJM company or a Midwest ISO company) had an impact on the way in which PJM and the Midwest ISO should have been compensated for market-to-market transactions. The Midwest ISO claims that this error resulted in PJM underpaying the Midwest ISO by approximately $130 million over the time period in question. The first complaint seeks a refund by PJM to the Midwest ISO of $130 million plus interest. The

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

second complaint alleges that PJM did not properly trigger market-to-market settlements between PJM and the Midwest ISO during times when it was required to do so under the Joint Operating Agreement between the two companies. The Midwest ISO claims that PJM’s failure to act as required may have cost the Midwest ISO $5 million or more. The second complaint requests refunds of this additional amount. As PJM market participants, AE Supply and Monongahela may be liable for a portion of any refunds ordered in this case. PJM, Allegheny and other PJM market participants filed responses to the Midwest ISO complaints at FERC on April 12, 2010 denying any liability. In its response, Allegheny argued that, even if PJM had in fact committed an error that impacted market-to-market settlements, there were both legal and equitable reasons for which FERC should decline to order any refunds be paid. Also on April 12, PJM filed a related complaint at FERC against the Midwest ISO claiming that the Midwest ISO improperly called for market-to-market settlements several times during the same time period covered by the two Midwest ISO complaints filed against PJM. PJM claims these improper actions by the Midwest ISO may have cost the PJM market participants $25 million or more. On June 29, 2010, FERC issued an initial order on the complaints. FERC’s order consolidated all three of the pending complaints and set all disputed issues for hearing. The June 29th order did not resolve any of the legal issues in the dispute. The hearings required by the June 29th order will be held in abeyance while parties engage in FERC sponsored settlement discussions. A full evidentiary hearing on the substance of the complaints will be held if settlement cannot be achieved. Allegheny intends to participate in the FERC ordered settlement discussions and any subsequent hearings. Allegheny intends to vigorously pursue these matters but cannot predict their outcome.

Nevada Power Contracts. On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the FERC against AE Supply seeking action by the FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint. On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not decide whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County, NPC and other parties filed petitions for review of the FERC’s June 26, 2003 order with the United States Court of Appeals for the Ninth Circuit (the “NPC Petitions”). The NPC Petitions were consolidated in the Ninth Circuit. On December 19, 2006, the Ninth Circuit issued an opinion remanding the case to the FERC to determine, in accordance with the guidance set forth in the Ninth Circuit’s opinion, whether the FERC utilized the appropriate standard of review in deciding various claims, including NPC’s complaint. On May 3, 2007, AE Supply and others filed a petition to appeal the Ninth Circuit’s ruling to the United States Supreme Court. On June 26, 2008, the United States Supreme Court issued an opinion that rejected the Ninth Circuit’s reasoning, with instructions that the case be remanded to the FERC for amplification or clarification of its findings on two issues set forth in the opinion. The case was remanded to the FERC, and the FERC issued an order on December 18, 2008 that provides for a paper hearing on the two issues identified by the United States Supreme Court, with initial filings due within 90 days and reply submissions within 90 days thereafter. However, the order holds those deadlines in abeyance, contingent upon settlement discussions between the parties, and a subsequent order lifting that stay has not been entered. The parties have reached a settlement, pursuant to which Allegheny has made no financial commitment and that, if approved, would result in dismissal of the case. The parties are in the process of memorializing the agreed upon settlement, which will be submitted to FERC for approval.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Claims by California Parties. On October 5, 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the California Department of Water Resources (“CDWR”) during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by the FERC and the United States Court of Appeals for the Ninth Circuit in pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit has since remanded one of those proceedings to the FERC, which arises out of claims previously filed with the FERC by the California Attorney General on behalf of certain California parties against various sellers in the California wholesale power market, including AE Supply (the Lockyer case). AE Supply and several other sellers filed motions to dismiss the Lockyer case. On March 18, 2010, the judge assigned to the case entered an opinion that granted the motions to dismiss filed by AE Supply and other sellers and dismissed the claims of the California Parties. On April 19, 2010, the California Parties filed exceptions to the judge’s rulings with FERC, and briefing is complete on those exceptions. The parties are awaiting a ruling from FERC on the exceptions.

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

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of June 30, 2010, Allegheny’s total number of claims alleging exposure to asbestos was 868 in West Virginia and eight in Pennsylvania. Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Leases

Allegheny has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, communication lines and buildings. Allegheny’s estimated future minimum lease payments for capital and operating leases, with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are:

(In millions)	July 1 through December 31, 2010	2011	2012	2013	2014	Thereafter	Total	Less: amount representing interest and fees	Present value of net minimum capital lease payments
Capital Leases	$6.6	$13.7	$10.8	$8.8	$6.9	$10.6	$57.4	$13.2	$44.2
Operating Leases	$3.5	$6.3	$5.7	$5.5	$5.4	$8.5	$34.9	$0	$0

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

The table below reflects Allegheny’s estimated commitments for energy and capacity purchases under PURPA contracts as of June 30, 2010. The commitments were calculated based on expected PURPA purchased power prices at June 30, 2010, without giving effect to possible price changes that could occur as a result of any future emissions regulation or legislation. Actual values can vary substantially depending upon future conditions.

(In millions)	kWhs	Amount
July 1 through December 31, 2010	1,764	$127.0
2011	3,568	253.1
2012	3,590	258.3
2013	3,580	263.7
2014	3,489	260.7
Thereafter	46,574	3,658.2

Total	62,565	$4,821.0

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Fuel Purchase and Transportation Commitments

Allegheny has entered into various long-term commitments for the procurement and transportation of fuel (primarily coal) and lime to supply its generation facilities. Total estimated long-term fuel purchase and transportation commitments at June 30, 2010 were as follows:

(In millions)	Total
July 1 through December 31, 2010	$489.6
2011	1,045.2
2012	741.2
2013	709.0
2014	713.4
Thereafter	1,842.0

Total	$5,540.4

Other Purchase Obligations

AE has a Professional Service Agreement with Electronic Data Systems Corporation and EDS Information Services, LLC related to certain of Allegheny’s technology functions that will expire on December 31, 2012. Expected cash payments relating to the Professional Service Agreement are as follows:

(In millions)	July 1 through December 31, 2010	2011	2012	2013	Total
Other purchase obligations	$12.5	$23.8	$22.9	$0	$59.2

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

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. Forward-looking statements often may be identified by the use of words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events. However, the absence of these or similar words does not mean that any particular statement is not forward-looking. Forward-looking statements herein may relate to, among other matters:

•	regulatory issues, including, but not limited to, environmental regulation and state rate regulation;

•	financing plans;

•	market demand and prices for energy, capacity, coal and natural gas;

•	the cost and availability of raw materials, including coal, and Allegheny’s ability to enter into, modify and enforce long-term fuel purchase agreements;

•	power supply contracts;

•	results of litigation;

•	results of operations;

•	internal controls and procedures;

•	capital expenditures;

•	status and condition of plants and equipment;

•	changes in technology and their effects on the competitiveness of Allegheny’s generation facilities;

•	work stoppages by Allegheny’s unionized employees;

•	capacity purchase commitments; and

•	AE’s proposed Merger with FirstEnergy.

There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations. Factors that could cause actual results to differ materially include, among others, the following:

•	the results of regulatory proceedings, including proceedings related to rates;

•	plant performance and unplanned outages;

•	volatility and changes in the price and demand for energy and capacity and changes in the value of FTRs;

•	volatility and changes in the price of coal, natural gas and other energy-related commodities, as well as transportation costs;

•	Allegheny’s ability to enter into, modify and enforce long-term fuel purchase agreements;

•	the effectiveness of Allegheny’s risk management policies and procedures;

•	the ability and willingness of counterparties to satisfy their financial and performance obligations;

•	changes in the weather and other natural phenomena;

•	changes in Allegheny’s requirements for, and the availability and price of, emission allowances;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in market rules, including changes to PJM’s participant rules and tariffs, and defaults by other market participants;

•	the loss of any significant customers or suppliers;

•	changes in both customer usage and customer switching behavior and their resulting effects on existing and future load requirements;

•	the impact of government-mandated energy consumption initiatives and renewable requirements, as well as general trends in resource conservation;

•	dependence on other electric transmission and gas transportation systems and their constraints on availability;

•	the reliability of Allegheny’s own transmission system and its ongoing compliance with NERC reliability standards;

•	environmental regulations;

•	changes in other laws and regulations applicable to Allegheny, its markets or its activities;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•

the likelihood and timing of the completion of the proposed Merger with FirstEnergy, the terms and conditions of any required regulatory approvals of the proposed Merger, the impact of the proposed Merger on Allegheny’s employees and potential diversion of management’s time and attention from ongoing business during this time period;

•	difficulties in obtaining regulatory authorizations on a timely basis;

•	disruptions in the financial markets and changes in access to capital markets;

•	the availability of credit;

•	actions of rating agencies;

•	inflationary or deflationary trends and interest rate trends;

•	general economic and business conditions, including the effects of the recent recession; and

•	other risks, including the effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting Allegheny’s risk profile is provided under Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K.

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

•

“Results of Operations” provides an overview of Allegheny’s operating results for the three and six months ended June 30, 2010 and 2009, including a review of earnings and results by reportable segment;

•

“Financial Condition-Liquidity and Capital Resources” provides an analysis of Allegheny’s liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact Allegheny’s past and future liquidity position and financial condition; and

•	“Regulatory Framework Affecting Allegheny” provides a background and update of the various state and federal regulatory matters impacting Allegheny.

Overview

Allegheny is an integrated energy business that owns and operates electric generation facilities primarily in Pennsylvania, West Virginia and Maryland. Additionally, Allegheny owns transmission assets in Pennsylvania, West Virginia, Maryland and Virginia and and provides distribution services to customers in Pennsylvania, West Virginia and Maryland. See Note 1, “Business and Basis of Presentation,” to Allegheny’s consolidated financial statements for more information.

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

Pending Merger

On February 10, 2010, AE entered into an Agreement and Plan of Merger (as amended on June 4, 2010, the “Merger Agreement”) with FirstEnergy Corp. (“FirstEnergy”) and Element Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of FirstEnergy. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into AE (the “Merger”), with AE becoming a wholly owned subsidiary of FirstEnergy. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to AE stockholders. Pursuant to the Merger Agreement, upon completion of the Merger, each issued and outstanding share of AE’s common stock, including grants of restricted stock, will automatically be converted into the right to receive 0.667 of a share of the common stock of FirstEnergy. This ratio is fixed, and the Merger Agreement does not provide for any adjustment to reflect stock price changes prior to completion of the Merger.

Completion of the Merger is subject to various customary conditions, including, among others, (i) requisite approvals of AE and FirstEnergy stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of all required regulatory approvals, including approvals from FERC and certain state public service and utility commissions, (iv) the absence of any governmental action challenging or seeking to prohibit the Merger, and (v) the absence of any material adverse effect with respect to either Allegheny or FirstEnergy.

AE and FirstEnergy currently anticipate completing the Merger in the first half of 2011. Although AE and FirstEnergy believe that they will receive the required authorizations, approvals and consents to complete the Merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to AE’s and FirstEnergy’s ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to AE and FirstEnergy. See Note 2, “Merger Agreement” and Note 11, “Stock-based Compensation” to Allegheny’s consolidated financial statements, as well as “Regulatory Framework Affecting Allegheny” below for more information. Further information concerning the proposed Merger also is included in the Registration Statement filed by FirstEnergy with the SEC in connection with the Merger.

FERC

On May 11, 2010, AE and FirstEnergy filed an application with the FERC for approval of their proposed Merger. Under the Federal Power Act, FERC has 180 days to rule on the merger application. AE and FirstEnergy submitted additional information regarding the merger application on June 21, 2010 in response to a request by FERC. Interventions and protests were filed with the FERC on July 12, 2010.

State Regulatory Merger Filings

On May 14 and May 18, 2010, AE and FirstEnergy filed applications with the Pennsylvania PUC and the West Virginia PSC, respectively, for approval of their proposed Merger. Pennsylvania and West Virginia laws impose no statutory timeframe for their commissions’ consideration of a merger application, but procedural schedules have been established, and final decisions are anticipated early in 2011. On May 27, 2010, AE and FirstEnergy filed an application for approval of the proposed Merger with the Maryland PSC. The Maryland PSC is required to issue an order no later than 180 days after an application is filed, but under good cause Maryland PSC may give itself a 45-day extension, which it did when it issued its initial order in the matter. An order from the Maryland PSC is therefore expected by January 7, 2011. On June 14, 2010, AE and FirstEnergy completed their application with the Virginia SCC. The Virginia SCC is required to rule on the merger application in 60 days, subject to up to a 120-day extension. In its order issued June 25, 2010, the Virginia SCC extended the period for its review by 30 days; therefore, the companies expect a decision by September 13, 2010.

Hart-Scott-Rodino (HSR) Act Filings

On May 25, 2010, AE and FirstEnergy made HSR filings with the U.S. Department of Justice (the “DOJ”) and Federal Trade Commission. On June 24, 2010, AE and FirstEnergy each received a request for additional information from the DOJ, which extends the HSR Act waiting period for an additional 30 days from the date that the requested information is supplied to the DOJ.

Form S-4 Registration Statement

On July 16, 2010, FirstEnergy’s registration statement on Form S-4 containing a joint proxy statement/prospectus relating to the proposed Merger was declared effective by the SEC. The joint proxy statement/prospectus contained in the registration statement was mailed to AE and FirstEnergy shareholders on or about July 23, 2010. AE and FirstEnergy will each hold a special meeting of shareholders on September 14, 2010 to consider and vote on proposals related to the proposed Merger.

Business Challenges

Allegheny faces a number of challenges and risks in its generation business, including electricity and capacity price risk, fuel supply and price risk, electricity demand, competition from other electricity suppliers, other generating plant performance and evolving environmental and other regulations and requirements.

Allegheny has executed and continues to enter into contracts for power sales and fuel supply purchase at varying prices and duration within established policies and guidelines. Allegheny’s future profitability will be affected by prevailing market conditions and the extent to and prices at which it has entered into intermediate or long-term power sales and fuel purchase agreements.

Allegheny manages the risks described above through various means, including risk-management programs that are designed to monitor and measure exposure to earnings and cash flow volatility related to changes in energy and fuel prices, counterparty credit quality and the operating performance of its generating units.

Allegheny also faces a number of challenges in its regulated business, including the challenge to maintain high quality customer service and reliability in a cost-effective manner. In addition, these operations are subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through regulated customer rates in each of its operating jurisdictions. See “Risk Factors” in Allegheny’s 2009 Annual Report on Form 10-K for additional information regarding these and other risks that Allegheny faces in its business.

Although Allegheny observed increased customer demand and increased market prices for power during the first half of 2010, Allegheny continues to face the ongoing effects of an economic downturn that began during the second half of 2008, including lower market prices for electricity, which have reduced realized revenues from the sale of unhedged generation output and, at times, caused Allegheny’s coal-fired plants to be placed in reserve status when they were otherwise available to generate power.

Recent Events

On June 1, 2010, Potomac Edison sold its Virginia electric distribution business for cash proceeds of approximately $317 million. See Note 4, “Sale of Virginia Distribution Business,” to Allegheny’s consolidated financial statements and “Regulatory Framework Affecting Allegheny” below for additional information.

On June 25, 2010, the West Virginia PSC approved a settlement of the base rate case in West Virginia with Monongahela, Potomac Edison, the Staff of the West Virginia PSC, the West Virginia Consumer Advocate Division and other parties. See Note 5, “Rates and Regulation,” to Allegheny’s consolidated financial statements and “Regulatory Framework Affecting Allegheny” below for additional information.

Liquidity

Allegheny does not have any significant debt scheduled to mature during 2010. In addition, Allegheny, AE Supply, Monongahela, West Penn, Potomac Edison and TrAIL Company each have in place revolving credit facilities. Total available capacity under these revolving credit facilities was $1,846.9 million at June 30, 2010. See “Financial Condition-Liquidity and Capital Resources” below for additional information.

RESULTS OF OPERATIONS

Earnings attributable to AE by segment for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Earnings by Segment:
Merchant Generation	$53.0	$41.9	$95.4	$121.8
Regulated Operations	67.0	30.5	112.6	84.3
Elimination of intercompany transactions	0.2	0.2	0.4	0.4

Consolidated net income attributable to Allegheny Energy, Inc.	$120.2	$72.6	$208.4	$206.5

Basic earnings per share	$0.71	$0.43	$1.23	$1.22
Diluted earnings per share	$0.71	$0.43	$1.23	$1.22

Summary of Operating Results

Financial results for each segment were as follows:

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues	$457.9	$795.3	$(307.5)	$945.7	$374.2	$722.4	$(281.9)	$814.7

Operating expenses:
Fuel	230.1	65.6	0	295.7	153.6	63.2	0	216.8
Purchased power and transmission	9.2	423.3	(306.2)	126.3	8.8	383.9	(280.5)	112.2
Deferred energy costs, net	0	2.3	0	2.3	0	(7.6)	0	(7.6)
Gain on sale of Virginia distribution business	0	(45.1)	0	(45.1)	0	0	0	0
Operations and maintenance	52.5	107.4	(1.3)	158.6	88.7	113.2	(1.4)	200.5
Depreciation and amortization	32.4	48.6	(0.4)	80.6	24.0	43.7	(0.5)	67.2
Taxes other than income taxes	12.9	43.7	0	56.6	8.5	38.0	0	46.5

Total operating expenses	337.1	645.8	(307.9)	675.0	283.6	634.4	(282.4)	635.6

Operating income	120.8	149.5	0.4	270.7	90.6	88.0	0.5	179.1
Other income (expense), net	0.8	5.4	(3.3)	2.9	0.4	4.2	(2.8)	1.8
Interest expense	36.4	44.1	(0.9)	79.6	20.0	39.3	(0.2)	59.1

Income before income taxes	85.2	110.8	(2.0)	194.0	71.0	52.9	(2.1)	121.8
Income tax expense	30.0	43.8	0	73.8	26.8	22.1	0	48.9

Net income	55.2	67.0	(2.0)	120.2	44.2	30.8	(2.1)	72.9
Net income attributable to noncontrolling interest	(2.2)	0	2.2	0	(2.3)	(0.3)	2.3	(0.3)

Net income attributable to Allegheny Energy, Inc.	$53.0	$67.0	$0.2	$120.2	$41.9	$30.5	$0.2	$72.6

(a)	Represents elimination of transactions between reportable segments.

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues	$920.5	$1,756.3	$(682.3)	$1,994.5	$829.7	$1,580.4	$(638.2)	$1,771.9

Operating expenses:
Fuel	464.6	149.1	0	613.7	338.9	136.8	0	475.7
Purchased power and transmission	18.8	935.9	(679.5)	275.2	18.2	863.3	(635.4)	246.1
Deferred energy costs, net	0	10.4	0	10.4	0	(24.6)	0	(24.6)
Gain on sale of Virginia distribution business	0	(45.1)	0	(45.1)	0	0	0	0
Operations and maintenance	118.5	261.4	(2.8)	377.1	150.8	219.8	(2.8)	367.8
Depreciation and amortization	64.5	96.7	(0.8)	160.4	47.7	88.9	(0.9)	135.7
Taxes other than income taxes	26.1	87.6	0	113.7	21.3	81.0	0	102.3

Total operating expenses	692.5	1,496.0	(683.1)	1,505.4	576.9	1,365.2	(639.1)	1,303.0

Operating income	228.0	260.3	0.8	489.1	252.8	215.2	0.9	468.9
Other income (expense), net	1.4	10.5	(6.6)	5.3	1.0	8.7	(5.5)	4.2
Interest expense	72.5	85.6	(1.7)	156.4	37.8	78.9	(0.4)	116.3

Income before income taxes	156.9	185.2	(4.1)	338.0	216.0	145.0	(4.2)	356.8
Income tax expense	57.0	72.6	0	129.6	89.6	60.2	0	149.8

Net income	99.9	112.6	(4.1)	208.4	126.4	84.8	(4.2)	207.0
Net income attributable to noncontrolling interest	(4.5)	0	4.5	0	(4.6)	(0.5)	4.6	(0.5)

Net income attributable to Allegheny Energy, Inc.	$95.4	$112.6	$0.4	$208.4	$121.8	$84.3	$0.4	$206.5

(a)	Represents elimination of transactions between reportable segments.

MERCHANT GENERATION SEGMENT

Selected financial results for the Merchant Generation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Operating revenues	$457.9	$374.2	$920.5	$829.7
Operating income	$120.8	$90.6	$228.0	$252.8
Income before income taxes	$85.2	$71.0	$156.9	$216.0

The following is a summary of certain statistical information relating to the Merchant Generation segment that is regularly reviewed by its management:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Market prices:
Round-the-clock energy price ($/MWh, PJM Western Hub) (a)	$43.59	$33.68	29.4%	$45.71	$41.84	9.2%
Round-the-clock energy price ($/MWh, PJM AD Hub) (a)	$35.50	$31.44	12.9%	$37.22	$35.60	4.6%
Natural gas price-Henry Hub NYMEX ($/MMBtu)	$4.30	$3.69	16.5%	$4.72	$4.13	14.3%

Allegheny operating statistics:
Realized energy price ($/MWh) (b)	$36.16	$32.98	9.6%	$37.10	$38.81	(4.4)%

Supercritical Coal Units:
kWhs generated (in millions)	7,317	5,492	33.2%	14,475	11,943	21.2%
Equivalent Availability Factor (EAF) (d)	88.3%	70.1%	18.2%	84.8%	74.8%	10.0%
Net Capacity Factor (NCF) (e)	76.1%	57.1%	19.0%	75.0%	61.9%	13.1%
Station O&M (in millions) (f):
Base and operations	$21.0	$23.0	(8.7)%	$40.5	$43.1	(6.0)%
Special maintenance	2.9	33.0	(91.2)%	14.5	48.1	(69.9)%

Total Station O&M	$23.9	$56.0	(57.3)%	$55.0	$91.2	(39.7)%

All Generating Units:
kWhs generated (in millions) (c)	8,575	6,078	41.1%	16,983	13,465	26.1%
EAF (d)	89.0%	75.3%	13.7%	86.0%	78.5%	7.5%
NCF (e)	54.8%	38.8%	16.0%	54.3%	43.2%	11.1%
Station O&M (in millions):
Base and operations	$30.8	$33.4	(7.8)%	$59.4	$63.3	(6.2)%
Special maintenance	2.9	37.2	(92.2)%	16.2	52.9	(69.4)%

Total Station O&M	$33.7	$70.6	(52.3)%	$75.6	$116.2	(34.9)%

(a)	Represents the historical round-the-clock energy prices for the PJM Western Hub and PJM AEP-Dayton Hub, which management periodically considers when reviewing price trends within Allegheny’s region of PJM.
(b)	Represents the weighted average actual price received at the generation facility for power sold into PJM by Allegheny’s Merchant Generation plants.
(c)	Excludes kWhs consumed by pumping at the Bath County, Virginia hydroelectric station.
(d)	EAF represents the average available generating capacity expressed as a percentage of total generating capacity. This measure is commonly less than 100%, primarily due to planned and unplanned outages and derates.
(e)	NCF is a measure of actual net electricity generated compared to the amount of electricity that could have been generated at maximum operating capacity. This measure is less than 100% due to periods during which generating capacity is not available as a result of planned and unplanned outages, as well as periods during which generating capacity is available, but is not dispatched because of the availability in the market of lower cost generation in amounts sufficient to meet demand.
(f)	Station O&M includes base, operations and special maintenance costs. Base and operations costs consist of normal recurring expenses related to the ongoing operation of the generation facilities. Special maintenance costs include costs associated with outage-related maintenance and projects that relate to the generation facilities.

Forward prices for certain commodities in Allegheny’s region were as follows:

	Forward Market Prices (a)
	Six Months Ending December 31, 2010	2011	2012
Round-the-clock energy price-PJM Western Hub ($/MWh)	$45.49	$45.55	$47.01
Round-the-clock energy price-PJM AD Hub ($/MWh)	$37.10	$37.90	$40.21
Natural gas price-Henry Hub NYMEX ($/MMBtu)	$4.82	$5.34	$5.68

(a)	Based on average prices at June 30, 2010.

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

To manage exposure to market price changes, Allegheny sells and purchases physical energy at the wholesale and retail level and enters into various economic hedges within established risk management objectives and policies, some of which do not qualify for cash flow hedge accounting treatment. The following table shows the percentages of Allegheny’s estimated future power sales and coal purchases that were hedged as of June 30, 2010:

	Six Months Ending December 31, 2010	2011	2012
Percentage of expected coal-fired generation sales hedged	87%	57%	22%
Percentage of expected coal purchases hedged	98%	66%	63%

Operating Revenues

Merchant Generation operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
PJM energy revenue (all generation)	$309.5	$200.1	$629.3	$521.8

PJM capacity revenue	103.2	79.4	205.8	144.6

Power hedge revenue, net:
Power sale revenue-affiliated contracts	299.7	273.7	666.5	620.3
Power sale revenue-nonaffiliated contracts	30.2	18.3	43.6	37.8
Power purchased from PJM to serve affiliated and nonaffiliated contracts	(295.1)	(254.1)	(638.8)	(605.3)
Realized gains (losses) on financial hedges	(4.3)	33.0	(4.3)	39.0

Power hedge revenue, net	30.5	70.9	67.0	91.8
Other, including unrealized gains on hedge instruments	14.7	23.8	18.4	71.5

Total operating revenues	$457.9	$374.2	$920.5	$829.7

Total operating revenues increased $83.7 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a $109.4 million increase in PJM energy revenue and a $23.8 million increase in PJM capacity revenue, partially offset by a $40.4 million decrease in power hedge revenue, net and a $9.1 million decrease in other revenues, including unrealized gains on hedge instruments.

Total operating revenues increased $90.8 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a $107.5 million increase in PJM energy revenue and a $61.2 million increase in PJM capacity revenue, partially offset by a $53.1 million decrease in other revenues, including unrealized gains on hedge instruments and a $24.8 million decrease in power hedge revenue, net.

PJM Energy Revenue

PJM energy revenue represents the sale of all power produced by the Merchant Generation segment. PJM energy revenue increased $109.4 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to higher generation output and higher prices.

PJM energy revenue increased $107.5 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to higher generation output, partially offset by lower prices.

PJM Capacity Revenue

PJM capacity revenue. PJM capacity revenue represents payments received from PJM based on Allegheny’s available generation capacity and capacity prices as determined under the PJM RPM auction process. PJM capacity revenue increased $23.8 million and $61.2 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, as a result of increased capacity prices.

PJM RPM capacity auctions have been conducted through the planning year ending May 31, 2014. For Allegheny’s region of PJM, average capacity prices per MW-day for the planning years ending May 31, 2010, 2011, 2012, 2013 and 2014 were $157, $174, $110, $16 and $28, respectively.

Power Hedge Revenue, Net

Power sale revenue—affiliated contracts. Power sale revenue—affiliated contracts represents sales of power by the Merchant Generation segment to West Penn and Potomac Edison under power sales contracts. Power sale revenue—affiliated contracts increased $26.0 million and $46.2 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to increased revenues in Pennsylvania resulting from higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of the power supply contract between West Penn and AE Supply. These increases in revenue were partially offset by a reduction in affiliated power sale revenue due to the June 1, 2010 sale of Potomac Edison’s Virginia distribution business to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative (together, the “Cooperatives”). Beginning June 1, 2010, power sales between the Merchant Generation segment and the Cooperatives is being recorded in power sale revenue—nonaffiliated contracts. Prior to the sale of the Virginia distribution business, these sales were classified as affiliated revenue.

Power sale revenue—nonaffiliated contracts. Power sale revenue—nonaffiliated contracts represents sales of power by the Merchant Generation segment to third parties under power sales contracts. Power sale revenue – nonaffiliated contracts increased $11.9 million and $5.8 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to the June 1, 2010 sale of Potomac Edison’s Virginia distribution business. Beginning June 1, 2010, power sales between the Merchant Generation segment and the Cooperatives are being recorded in power sale revenue—nonaffiliated contracts. Prior to the sale of the Virginia distribution business, these sales were classified as affiliated revenue.

Power purchased from PJM to serve affiliated and nonaffiliated contracts. Power purchased from PJM to serve affiliated and nonaffiliated contracts increased $41.0 million and $33.5 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to higher power prices.

Realized gains (losses) on financial hedges. Realized gains (losses) on financial hedges decreased $37.3 million and $43.3 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to reduced gains on power sales hedges resulting from lower margins, partially offset by a reduction in losses on power purchase hedges.

Other Revenues

Other revenues decreased $9.1 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting and unrealized losses on the ineffective portion of cash flow hedges, partially offset by increased unrealized gains on FTRs

Other revenues decreased $53.1 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting, decreased unrealized gains on FTRs and increased unrealized losses on the ineffective portion of cash flow hedges.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, as well as emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Fuel	$230.1	$153.6	$464.6	$338.9

Fuel expense increased $76.5 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a 41.2% increase in tons of coal consumed and an 8.6% increase in the average cost of coal per ton.

Fuel expense increased $125.7 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a 24.7% increase in tons of coal consumed and an 11.0% increase in the average cost of coal per ton.

Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Operations and maintenance	$52.5	$88.7	$118.5	$150.8

Operations and maintenance expenses decreased $36.2 million and $32.3 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to decreased costs associated with the timing of special maintenance.

Allegheny expects to incur approximately $35 million of special maintenance expenditures during the remainder of 2010 compared to $9 million during the same period in 2009.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Depreciation and amortization	$32.4	$24.0	$64.5	$47.7

Depreciation and amortization expenses increased $8.4 million and $16.8 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to the depreciation of Scrubber equipment that was placed into service during 2009 at the Hatfield’s Ferry generating facility.

Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Taxes other than income taxes	$12.9	$8.5	$26.1	$21.3

Taxes other than income taxes increased $4.4 million and $4.8 million for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to a tax refund received during 2009.

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Interest expense	$36.4	$20.0	$72.5	$37.8

Interest expense increased $16.4 million and $34.7 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to decreased capitalized interest expense resulting from capital projects that were completed and placed into service, including the Scrubber equipment at the Hatfield’s Ferry generating facility and an increase in the average interest rate on outstanding debt.

See Note 8, “Common Stock and Debt” to Allegheny’s consolidated financial statements for additional information.

Income Tax Expense

Income tax expense of $30.0 million for the three months ended June 30, 2010 resulted in an effective tax rate of 35.3%. Income tax expense for the three months ended June 30, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the effective rate by 1.4% and increases in tax reserves, which increased the effective rate by 1.3%. These increases were partially offset by the segment’s share of consolidated savings, which decreased the effective rate by 2.0%.

Income tax expense of $26.8 million for the three months ended June 30, 2009 resulted in an effective tax rate of 37.8%. Income tax expense for the three months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the effective rate by 2.9%.

Income tax expense of $57.0 million for the six months ended June 30, 2010 resulted in an effective tax rate of 36.3%. Income tax expense for the six months ended June 30, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the effective rate by 1.3%.

Income tax expense of $89.6 million for the six months ended June 30, 2009 resulted in an effective tax rate of 41.5%. Income tax expense for the six months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the rate by 2.9% and an adjustment to the Pennsylvania net operating loss carryforward deferred tax asset, which increased the effective rate by 4.4%.

REGULATED OPERATIONS SEGMENT

Selected financial results for the Regulated Operations segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Operating revenues	$795.3	$722.4	$1,756.3	$1,580.4
Operating income	$149.5	$88.0	$260.3	$215.2
Income before income taxes	$110.8	$52.9	$185.2	$145.0

The performance of Allegheny’s Regulated Operations segment is significantly impacted by customer demand for electricity, regulatory ratemaking actions and the progress of transmission expansion projects. Retail electricity sales, including sales by Potomac Edison’s Virginia distribution business, which was sold June 1, 2010, were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Retail electricity sales (million kWhs)	9,822	9,725	1.0%	21,622	21,256	1.7%

Retail electricity sales, excluding sales by Potomac Edison’s Virginia distribution business, which was sold on June 1, 2010, were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Retail electricity sales (million kWhs)—excluding Virginia distribution business	9,369	9,052	3.5%	20,342	19,772	2.9%

In addition to retail electricity sales, management monitors the performance of the Regulated Operations segment based in part on certain statistical information including the following:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Revenue per MWh sold (a)	$77.43	$72.37	7.0%	$78.75	$73.22	7.6%
O&M per MWh sold (b)	$10.54	$11.29	(6.6)%	$11.75	$10.05	16.9%
HDD (c)	381	529	(28.0)%	3,147	3,289	(4.3)%
CDD (c)	384	262	46.6%	384	264	45.5%
kWhs generated (million kWhs) (d)	2,267	2,225	1.9%	5,088	4,944	2.9%

(a)	This measure is calculated by dividing total revenues from retail sales of electricity by retail electricity sales.
(b)	This measure is calculated by dividing total O&M, excluding O&M related to transmission expansion, which is recovered in formula rates, by retail electricity sales measured in MWhs.
(c)

Heating degree-days (“HDD”) and cooling degree-days (“CDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and CDD is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. HDD and CDD are most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive. Normal HDD for the three and six months ended June 30, 2010 and 2009 were 639 and 3,439 respectively. Normal CDD for the three and six months ended June 30, 2010 and 2009 were 214 and 215, respectively.

(d)	Represents kWhs generated by Monongahela’s regulated generation facilities.

Capital expenditures on Allegheny’s PATH, TrAIL and other transmission expansion projects are continuing. Increased capital spending on these projects directly impacts earnings. Income before income tax relating to transmission expansion increased $10.7 million and $23.5 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, and net income attributable to AE relating to transmission expansion increased $6.3 million and $14.9 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009.

Operating Revenues

Regulated Operation revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Retail electric:
Generation and ancillary	$579.5	$527.3	$1,294.1	$1,162.3
Transmission	27.2	27.2	61.1	60.2
Distribution	153.8	149.3	347.6	333.8

Total retail electric	760.5	703.8	1,702.8	1,556.3

Transmission services and bulk power:
PJM revenue, net	(35.8)	(24.4)	(80.5)	(66.4)
Warrior Run generation revenue	15.5	8.2	34.6	27.1
Transmission and other	43.3	23.1	79.8	42.8

Total transmission services and bulk power	23.0	6.9	33.9	3.5
Other	11.8	11.7	19.6	20.6

Total operating revenues	$795.3	$722.4	$1,756.3	$1,580.4

Total operating revenues increased $72.9 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a $56.7 million increase in retail electric revenues and a $16.1 million increase in transmission services and bulk power revenues.

Total operating revenues increased $175.9 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a $146.5 million increase in retail electric revenues and a $30.4 million increase in transmission services and bulk power revenues.

Retail Electric

Retail electric revenues increased $56.7 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to:

•	a $32.2 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $24.2 million increase related to a January 1, 2010 fuel and purchased power costs rate adjustment in West Virginia and

•	a 3.5% increase in MWhs sold, excluding MWhs sold relating the Virginia distribution business,

•	partially offset by a decrease in MWhs sold as a result of the June 1, 2010 sale of Potomac Edison’s Virginia distribution business.

Retail electric revenues increased $146.5 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to:

•	a $68.4 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $54.8 million increase related to a January 1, 2010 fuel and purchased power costs rate adjustment in West Virginia and

•	a 2.9% increase in MWhs sold, excluding MWhs sold relating the Virginia distribution business,

•	partially offset by a decrease in MWhs sold as a result of the June 1, 2010 sale of Potomac Edison’s Virginia distribution business.

Transmission Services and Bulk Power

Transmission services and bulk power revenues increased $16.1 million and $30.4 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to returns earned on construction work in progress on transmission expansion projects and increased sales of electricity related to the Warrior Run PURPA generation facility.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, as well as emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Fuel	$65.6	$63.2	$149.1	$136.8

Fuel expense increased $2.4 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily resulting from a 4.4% increase in the average cost of coal per ton, partially offset by a 2.0% decrease in tons of coal consumed, as well as a $1.0 million increase in lime and other fuel expenses resulting from operation of the Fort Martin Scrubbers, which were placed into service during the fourth quarter of 2009.

Fuel expense increased $12.3 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily resulting from a 6.8% increase in the average cost of coal per ton and a $3.2 million increase in lime and other fuel expenses resulting from operation of the Fort Martin Scrubbers, which were placed into service during the fourth quarter of 2009.

Purchased Power and Transmission: Purchased power and transmission expense represents power purchased from AE Supply and third-party suppliers, including purchases from qualifying facilities under PURPA. Purchased power and transmission expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Purchased power and transmission	$423.3	$383.9	$935.9	$863.3

Purchased power and transmission expense increased $39.4 million and $72.6 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to higher generation rates paid under the terms of a power supply agreement between West Penn and AE Supply and higher customer demand, partially offset by decreased purchased power resulting from the June 1, 2010 sale of Potomac Edison’s Virginia distribution business.

Deferred Energy Costs, net: Deferred energy costs, net represent an adjustment of actual costs incurred during the period for amounts that are expected to be charged or credited to customers in rates in a future period under a regulatory mechanism. The components of deferred energy costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
ENEC related costs	$9.2	$(10.6)	$20.6	$(22.7)
AES Warrior Run PURPA generation	(2.5)	(1.0)	(1.0)	(4.5)
Market-based generation and other costs	(4.4)	4.0	(9.2)	2.6

Deferred energy costs, net	$2.3	$(7.6)	$10.4	$(24.6)

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

Market-based Generation and Other Costs. Potomac Edison is authorized by the Maryland PSC to recover the costs of the generation component of power sold to certain residential, commercial and industrial customers that did not choose a third-party alternative generation provider. A regulatory asset or liability is recorded on Potomac Edison’s balance sheet for any under-recovery or over-recovery of the generation component of costs charged to these customers. In addition, under an order by the Virginia PSC, Potomac Edison was permitted a rate adjustment to recover a portion of any increased purchased power costs. Following the June 1, 2010 sale of Potomac Edison’s Virginia distribution business, the Cooperatives became responsible for providing power to customers in Virginia. See Note 4, “Sale of Virginia Distribution Business” to Allegheny’s consolidated financial statements for additional information.

Gain on Sale of Virginia distribution business: The June 1, 2010 sale of Potomac Edison’s Virginia distribution business resulted in a $45.1 million pre-tax gain. See Note 4, “Sale of Virginia Distribution Business” to Allegheny’s consolidated financial statements for additional information.

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Operations and maintenance	$107.4	$113.2	$261.4	$219.8

Operations and maintenance expenses decreased $5.8 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a credit to expense recorded during the second quarter of 2010 in the amount of $8.9 million representing the deferral of winter storm costs incurred in West Virginia during the first quarter of 2010 that were permitted to be recovered under the June 25, 2010 West Virginia rate order, partially offset by expenses related to AE’s proposed Merger with FirstEnergy. See Note 5, “Rates and Regulation” to Allegheny’s consolidated financial statements for additional information related to the June 25, 2010 West Virginia rate order.

Operations and maintenance expenses increased $41.6 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an $11 million net increase in restoration costs due to severe storm costs incurred during the first quarter of 2010, net of the $8.9 million credit recorded during the second quarter of 2010 for West Virginia storm costs that are permitted to be recovered under the June 25, 2010 West Virginia rate order, a $7.2 million charge due to an adjustment to the OPEB liability during the first quarter of 2010 and expenses related to AE’s proposed Merger with FirstEnergy.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Depreciation and amortization	$48.6	$43.7	$96.7	$88.9

Depreciation and amortization expenses increased $4.9 million and $7.8 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to the depreciation of Fort Martin Scrubbers, which were placed into service during the fourth quarter of 2009.

Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes, gross receipts taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Taxes other than income taxes	$43.7	$38.0	$87.6	$81.0

Taxes other than income taxes increased $5.7 million and $6.6 million for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to increased gross receipts taxes in Pennsylvania resulting from higher taxable revenues during 2010 and a tax refund received during 2009.

Other Income (Expense), net

Other income (expense), net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Other income (expense), net	$5.4	$4.2	$10.5	$8.7

Other income (expense), net increased $1.2 million and $1.8 million for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to equity earnings related to Allegheny’s investment in PATH WV.

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Interest expense	$44.1	$39.3	$85.6	$78.9

Interest expense increased $4.8 million and $6.7 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to increased net borrowings by TrAIL Company, partially offset by lower interest expense related to the repayment of $110 million of medium-term notes by Monongahela during January 2010. See Note 8, “Common Stock and Debt” to Allegheny’s consolidated financial statements for additional information.

Income Tax Expense

Income tax expense of $43.8 million for the three months ended June 30, 2010 resulted in an effective tax rate of 39.5%. Income tax expense for the three months ended June 30, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the effective rate by 3.6% and the segment’s share of consolidated liability, which increased the effective rate by 1.5%.

Income tax expense of $22.1 million for the three months ended June 30, 2009 resulted in an effective tax rate of 41.7%. Income tax expense for the three months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the effective rate by 3.7%, the ratemaking effects of depreciation, which increased the effective rate by 3.7% and changes in tax reserves related to uncertain tax positions, which increased the effective rate by 1%. These increases were partially offset by the ratemaking effects of investment tax credits, which decreased the effective rate by 1.1%.

Income tax expense of $72.6 million for the six months ended June 30, 2010 resulted in an effective tax rate of 39.2%. Income tax expense for the six months ended June 30, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state income taxes, which increased the effective rate by 4.2%.

Income tax expense of $60.2 million for the six months ended June 30, 2009 resulted in an effective tax rate of 41.5%. Income tax expense for the six months ended June 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to state taxes, which increased the effective rate by 3.9%, the ratemaking effects of depreciation, which increased the effective rate by 2.5%, and changes in tax reserves related to uncertain tax positions, which increased the effective rate by 1.2%.

Transmission Expansion

The Regulated Operations segment includes the operations of TrAIL Company and PATH Allegheny, as well as Allegheny’s interest in PATH-WV. TrAIL Company and PATH, LLC are subject to regulation of rates by FERC for amounts billed through PJM. FERC has approved the use of a formula rate methodology for recovery of all prudently incurred operations and maintenance expenses and a return on debt and equity for all capital expenditures in connection with TrAIL and PATH based on a hypothetical 50% debt and 50% equity capital structure until the transmission facilities are placed into service, as well as an income tax allowance. The actual capital structure for each company will be reflected in the formula rate once the transmission facilities are placed into service. TrAIL Company and PATH, LLC recognize revenue based on allowable costs incurred and return earned. Therefore, revenues and operating income are expected to increase as the projects progress. The results of operations and selected balance sheet information related to transmission expansion were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Results of operations:
Operating revenues	$37.0	$18.8	$69.2	$32.2

Operations and maintenance	4.1	3.6	8.1	6.6
Depreciation and amortization	1.3	1.0	2.2	2.0
Taxes other than income taxes	0.5	0.2	1.1	0.4

Total operating expenses	5.9	4.8	11.4	9.0

Operating income	31.1	14.0	57.8	23.2
Other income (expense), net	1.7	0.5	3.1	1.0
Interest expense, net of capitalized interest	9.0	1.4	15.7	2.5

Income before income taxes	23.8	13.1	45.2	21.7
Income tax expense	10.0	5.3	17.9	8.9

Net income	13.8	7.8	27.3	12.8
Net income attributable to noncontrolling interest	0	0.3	0	0.4

Net income attributable to Allegheny Energy, Inc.	$13.8	$7.5	$27.3	$12.4

(In millions)	June 30, 2010	December 31, 2009
Balance sheet information:
Property, plant and equipment, net	$1,058.3	$825.3
Total assets	$1,231.3	$922.5
Long-term debt	$643.5	$455.0

As described in Note 16, “Variable Interest Entities,” effective January 1, 2010 Allegheny began to account for its investment in PATH WV using the equity method of accounting in place of its prior consolidation method of accounting. At December 31, 2009, Allegheny’s consolidated balance sheet included property, plant and equipment of PATH WV in the amount of $35.8 million, cash and cash equivalents of $3.4 million and noncontrolling interest related to AEP’s ownership of approximately $14.9 million. At June 30, 2010, Allegheny’s consolidated balance sheet included Allegheny’s investment in PATH WV on the equity method of accounting in the amount of $18.3 million. Allegheny’s pre-tax income from its investment in PATH WV was approximately $0.9 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and was $1.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

At June 30, 2010 and December 31, 2009, Allegheny had cash and cash equivalents of $477.6 million and $286.6 million, respectively, and current restricted funds of $24.9 million and $25.9 million, respectively. Current restricted funds were comprised of funds collected from West Virginia customers to service Fort Martin Scrubber bonds and intangible transition charges collected from West Penn customers. In addition, at June 30, 2010 and December 31, 2009, Allegheny had long-term restricted funds of $36.0 million and $60.2 million, respectively. Long-term restricted funds primarily related to proceeds remaining from the issuance of Fort Martin Scrubber bonds.

See Note 8, “Common Stock and Debt,” to Allegheny’s consolidated financial statements for a summary of Allegheny’s debt at June 30, 2010. AE, AE Supply, Monongahela, Potomac Edison, West Penn and TrAIL Company each have in place revolving credit facilities. At June 30, 2010, borrowing capacity under these credit facilities was as follows:

(Dollar amounts in millions)	Matures		Total Capacity	Borrowed	Letters of Credit Issued	Available Capacity
AE	2013		$250.0	$0	$3.1	$246.9
AE Supply	2012		1,000.0	0	0	1,000.0
Monongahela	2012		110.0	0	0	110.0
Potomac Edison	2011	(a)	150.0	0	0	150.0
West Penn	2013		200.0	15.0	0	185.0
TrAIL Company	2013		350.0	195.0	0	155.0

Total			$2,060.0	$210.0	$3.1	$1,846.9

(a)	Potomac Edison’s credit facility will mature at the end of 2011. However, Potomac Edison may elect to extend the final maturity date to April 2013, if certain conditions are met.

Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $22.1 million and $20.8 million of cash collateral deposits were included in current assets at June 30, 2010 and December 31, 2009, respectively. Approximately $4.2 million and $3.1 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, respectively. If Allegheny’s credit ratings were to decline, it may be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties. See Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to Allegheny’s consolidated financial statements for additional information regarding potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2010.

A downgrade of AE, AE Supply and the Distribution Companies at June 30, 2010 below Standard & Poor’s BB- or Moody’s Ba3, would have required Allegheny to post an additional $89 million of collateral to counterparties, including PJM, for both derivative and non-derivative contracts.

Allegheny’s consolidated capital structure was as follows:

	June 30, 2010		December 31, 2009
(In millions)	Amount	%	Amount	%
Long-term debt	$4,628.8	58.3	$4,557.8	59.4
Allegheny Energy, Inc. common stockholders’ equity	3,305.9	41.7	3,113.2	40.6

Total	$7,934.7	100.0	$7,671.0	100.0

2010 Debt Activity

Borrowings and principal repayments on debt during the six months ended June 30, 2010 were as follows:

(In millions)	Issuances	Repayments
AE:
AE Revolving Credit Facility	$130.1	$130.1
TrAIL Company:
Medium-Term Notes	450.0	0
New TrAIL Company Credit Facility—Revolver	195.0	0
TrAIL Company Credit Facility—Term Loan (a)	30.0	465.0
TrAIL Company Credit Facility – Revolver (a)	0	20.0
West Penn:
Transition Bonds	0	16.0
Revolving credit facility	20.0	5.0
Monongahela:
Medium-Term Notes	0	110.0
Environmental Control Bonds	0	5.5
Potomac Edison:
Environmental Control Bonds	0	1.7
Revolving credit facility	110.0	110.0

Consolidated Total	$935.1	$863.3

(a)	Represents debt under TrAIL Company’s previous credit facility, which was repaid and replaced in January 2010 by a new revolving credit facility, which is described below.

During January 2010, Monongahela repaid $110 million aggregate principal amount of its 7.36% medium-term notes.

On January 25, 2010, TrAIL Company issued $450 million aggregate principal amount of 4.0% senior unsecured notes due in 2015 and also entered into a new $350 million senior unsecured revolving credit facility with a three-year maturity. Borrowings under the new facility bear interest that is calculated based on the London Interbank Offered Rate, plus a margin based on TrAIL Company’s senior unsecured credit rating. TrAIL Company used the net proceeds from the sale of the notes, together with funds from its new credit facility, to repay all amounts outstanding under the $550 million senior unsecured credit facility that it entered into in 2008.

On May 3, 2010, Potomac Edison and West Penn entered into new $150 million and $200 million senior unsecured revolving credit facilities, respectively. On May 4, 2010, AE entered into a new $250 million senior unsecured revolving credit facility. The new AE revolving credit facility replaces AE’s previous $376 million revolving credit facility, which was scheduled to mature in May 2011. The AE and West Penn facilities mature April 30, 2013. The Potomac Edison facility matures on December 31, 2011, but it will be automatically extended to April 30, 2013, subject to Potomac Edison securing necessary authorization under Virginia law. Loans under all three new facilities generally bear interest that is calculated based on the London Interbank Offered Rate, plus a margin based on such entity’s senior unsecured credit rating. Currently, the margins are 3.0% for AE and 2.75% for Potomac Edison and West Penn. Allegheny capitalized approximately $5.6 million in debt issuance costs related to the three new facilities.

On July 16, 2010, AE Supply redeemed all $150.5 million of its outstanding 7.80% Medium Term Notes due 2011 and expensed approximately $7.2 million in redemption premiums associated with the notes.

Dividends

On June 21, 2010 and March 22, 2010, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on June 7, 2010 and March 8, 2010, respectively. On July 8, 2010, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share payable on September 27, 2010 to shareholders of record on September 13, 2010.

Capital Expenditures

Actual capital expenditures for 2009 and estimated capital expenditures for 2010 and 2011 are shown on a cash basis in the following table. The scope, amounts and timing of capital projects and related expenditures are subject to continuing review and adjustment, and actual capital expenditures may vary from these estimates.

	Actual 2009	Projected
(in millions)		2010	2011
Transmission and distribution:
TrAIL and TrAIL Company projects (a)	$455	$429	$144
PATH (b)	44	32	132
Smart meter procurement and installation (c)	24	174	103
Other transmission and distribution	211	213	300

Total transmission and distribution	734	848	679
Environmental:
Fort Martin Scrubbers	161	34	0
Hatfield Scrubbers	135	21	0
Other environmental	39	88	155

Total environmental	335	143	155
Generation projects, excluding environmental projects included above	82	93	62
Other	1	5	3

Total capital expenditures	$1,152	$1,089	$899

(a)	TrAIL has a target completion date of 2011 and an estimated cost, excluding AFUDC, of approximately $925 million. TrAIL Company is also engaged in other transmission projects.
(b)	Allegheny’s share of the estimated cost of the PATH project is approximately $1.4 billion. The PJM in-service deadline for the PATH project is June 1, 2015.
(c)	Consists of expenditures related to Allegheny’s procurement and installation of smart meters to comply with Pennsylvania’s Act 129. Allegheny currently is re-evaluating its Act 129 compliance strategy, including both its plans with respect to smart meter deployment and certain smart meter-dependent aspects of its Energy Efficiency and Conservation Plan, with a view toward developing a less costly alternative to meet the 2011 and 2013 energy consumption and demand reduction requirements. See “Regulatory Framework Affecting Allegheny” for additional information.

Other Matters Concerning Liquidity and Capital Requirements

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may make additional discretionary contributions to increase the funded level of the plan. Allegheny expects to contribute approximately $80.0 million to its qualified pension plan during the remainder of 2010 and expects to contribute approximately $2.0 million during the remainder of 2010 to fund postretirement benefits other than pensions.

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

(In millions)	Six Months Ended June 30,
	2010	2009
Net income	$208.4	$207.0
Non-cash items included in income	268.9	217.6
Contributions to pension and other postretirement plans	(3.8)	(4.2)
Changes in certain assets and liabilities	(109.5)	(179.4)

Net cash provided by operating activities	$364.0	$241.0

The non-cash items included in income for the six months ended June 30, 2010 primarily consisted of depreciation and amortization of $160.4 million and deferred income taxes of $111.2 million. Changes in certain assets and liabilities primarily consisted of changes in receivables and payables of $71.6 million, resulting from normal working capital activity, and changes in prepaid and accrued taxes of $27.3 million, primarily as a result of timing differences associated with the payments of certain tax obligations.

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

Investing Activities

Cash flows from investing activities are summarized as follows:

(In millions)	Six Months Ended June 30,
	2010	2009
Capital expenditures	$(511.0)	$(550.2)
Proceeds from sale of Virginia distribution business	317.2	0
Decrease in restricted funds	25.1	104.6
Deconsolidation of PATH WV	(3.4)	0
Other investments	1.3	(1.2)

Net cash used in investing activities	$(170.8)	$(446.8)

Cash flows used in investing activities for the six months ended June 30, 2010 were $170.8 million and primarily consisted of $511.0 million of capital expenditures, partially offset by the $317.2 million in proceeds received from the sale of Potomac Edison’s Virginia distribution business.

Cash flows used in investing activities for the six months ended June 30, 2009 were $446.8 million and primarily consisted of $550.2 million of capital expenditures, partially offset by a $104.6 million decrease in restricted funds, primarily due to the use of restricted funds associated with the Fort Martin Scrubber project to pay for construction costs.

Financing Activities

Cash flows from financing activities are summarized as follows:

(In millions)	Six Months Ended June 30,
	2010	2009
Issuance of long-term debt	$917.1	$277.1
Repayment of long-term debt	(863.3)	(167.4)
Equity contribution to PATH, LLC by a joint venture partner	0	0.5
Return of capital, PATH, LLC	0	(0.2)
Payments on capital lease obligations	(5.6)	(4.4)
Share-based excess tax benefits	0	19.7
Proceeds from exercise of employee stock options	0.5	1.2
Cash dividends paid on common stock	(50.9)	(50.8)

Net cash provided by (used in) financing activities	$(2.2)	$75.7

Cash flows used in financing activities for the six months ended June 30, 2010 were $2.2 million and primarily consisted of $863.3 million in various debt repayments, and $50.9 million of cash dividends paid on common stock, partially offset by $917.1 million from borrowings primarily under TrAIL Company’s Medium-Term Notes and the revolving credit facilities for AE, TrAIL Company and Potomac Edison.

Cash flows provided by financing activities for the six months ended June 30, 2009 were $75.7 million and primarily consisted of $277.1 million from borrowings primarily under credit facilities for TrAIL Company and AE Supply and $19.7 million from share-based excess tax benefits, partially offset by $167.4 million in various debt repayments, and $50.8 million of cash dividends paid on common stock.

OTHER MATTERS

Critical Accounting Policies

A summary of critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2009 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3, “Recently Adopted and Recently Issued Accounting Standards” in Allegheny’s Notes to Consolidated Financial Statements, included herein for a summary of recently adopted and recently issued accounting standards that will impact Allegheny.

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

Federal Regulation and Rate Matters

FERC, Competition and RTOs

Allegheny’s generation and transmission businesses are significantly influenced by the actions of FERC through policies, regulations and orders issued pursuant to the FPA. The FPA gives FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales and transmission of electricity in interstate commerce. Entities, such as the Distribution Companies, TrAIL Company, the operating subsidiaries of PATH, LLC, AE Supply and AGC, that sell electricity at wholesale or own or operate transmission facilities are subject to FERC jurisdiction and must file their rates, terms and conditions for such sales or services with FERC. Rates for wholesale sales of electricity may be either cost-based or market-based. Rates for use of transmission facilities are determined on a cost basis.

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

FERC’s policies, regulations and orders encourage competition among wholesale sellers of electricity. To support competition, FERC requires public utilities that own transmission facilities to make such facilities available on a non-discriminatory, open-access basis and to comply with standards of conduct that prevent transmission-owning utilities from giving their affiliated sellers of electricity preferential access to the transmission system and to transmission information. To further competition, FERC encourages transmission-owning utilities to participate in RTOs such as PJM, by transferring functional control over their transmission facilities to RTOs.

All of Allegheny’s generation assets and power supply obligations are located within the PJM market, and PJM maintains functional control over the transmission facilities owned by the Distribution Companies and TrAIL Company. PJM operates a competitive wholesale electricity market and coordinates the movement of wholesale electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM is also responsible for developing and implementing the RTEP for the PJM region to ensure reliability of the electric grid and promote market efficiency. In addition, PJM determines the requirements for, and manages the process of, interconnecting new and expanded generation facilities to the grid. Changes in the PJM tariff, operating agreement, policies and/or market rules could adversely affect Allegheny’s financial results. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K.

Transmission Rate Design. FERC actions with respect to the transmission rate design within PJM may impact the Distribution Companies. Beginning in July 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator, Inc. (the “Midwest ISO”) regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for these regions. In November 2004, FERC rejected long-term regional rate proposals, concluding that neither the rate design proposals nor the existing PJM rate design had been shown to be just and reasonable. FERC ordered the continuation of the existing PJM zonal “license plate” rate design and the implementation of a transition charge for these regions during a 16-month transition period commencing on December 1, 2004 and ending on March 31, 2006. On May 21, 2010, FERC denied all requests for rehearing with regard to transmission rate design within the PJM region. A petition for review of this order and the underlying orders has been filed with the United States Court of Appeals for the District of Columbia Circuit. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

During the now-expired transition period, the Distribution Companies were both payers and payees of transition charges. These charges resulted in the payment by the Distribution Companies of $13.3 million and payments to the Distribution Companies of $3.5 million during the transition period. Following the evidentiary hearing, an administrative law judge issued an initial decision finding the methodologies used to develop the transition charges to be deficient. On May 21, 2010, FERC issued an order on the initial decision, which reversed in part and affirmed in part the initial decision and requires the submission of a compliance filing by August 19, 2010 to reflect certain adjustments in the transition charges. Allegheny is currently determining the extent to which these adjustments may require the Distribution Companies to refund some portion of the amounts received from these transition charges, entitle them to receive additional revenue from these charges, require them to pay additional amounts as a result of increases in the transition charges previously billed, or entitle them to receive refunds of transition charges previously billed. Prior to the issuance of the May 21st order, the Distribution Companies entered into nine partial settlements with regard to the transition charges, and FERC has approved all of the settlements. Several parties have requested rehearing of the May 21st order on the initial decision. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

In April 2007, FERC issued an order addressing transmission rate design within the PJM region. In the order, FERC directed the continuation of the zonal “license plate” rate design for all existing transmission facilities within the PJM region, the allocation of costs of new, centrally-planned transmission facilities operating at or above 500 kV on a region-wide “postage stamp” or “socialized” basis, and the development of a detailed “beneficiary pays” methodology for the allocation of costs of new transmission facilities below 500 kV. Subsequently, FERC approved a detailed “beneficiary pays” methodology developed through settlement discussions among several parties to the underlying FERC proceedings. On August 6, 2009, the U. S. Court of Appeals for the Seventh Circuit remanded this decision to FERC for further justification with regard to the allocation of costs for new 500 kV and above transmission facilities but denied petitions for review relating to FERC’s decision with regard to the pricing of existing transmission facilities. On January 21, 2010, FERC issued an order establishing a paper hearing in response to the Seventh Circuit’s remand. On April 13, 2010, PJM submitted to FERC information required by the order. The Distribution Companies submitted comments in response to the information provided by PJM on May 28, 2010. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

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

Wholesale Markets. In August 2005, PJM filed at FERC to replace its capacity market with a new Reliability Pricing Model, or “RPM,” to address reliability concerns. On April 20, 2006, FERC issued an initial order that found PJM’s capacity market to be unjust and unreasonable and set a process to resolve features of the RPM that needed to be analyzed further before it could determine whether the RPM is a just and reasonable capacity market process. FERC ordered the implementation of settlement procedures in this proceeding, and AE Supply and the Distribution Companies joined in a settlement agreement that was filed with the FERC on September 29, 2006. The settlement agreement created a locational capacity market in PJM, in which PJM procures needed capacity resources through auctions held three years in advance at prices and in quantities determined by an administratively established demand curve. Under the settlement agreement, capacity needs in PJM are met either through purchases made in the proposed auctions or through commitments by load serving entities (“LSEs”) to self-supply their capacity needs. On December 22, 2006, FERC conditionally approved the settlement agreement, the implementation of which began with the 2007-2008 PJM planning year. Base year capacity auctions were held in April, July and October of 2007 and January and May of 2008, 2009 and 2010. On June 25, 2007 and again on November 11, 2007, FERC issued orders denying pending requests for rehearing of the December 22, 2006 order and affirming its acceptance of the RPM settlement agreement. Several parties have appealed FERC’s orders approving the RPM settlement, and those appeals are currently pending at the United States Court of Appeals for the District of Columbia Circuit. On May 30, 2008, several parties naming themselves the “RPM Buyers” filed a complaint at FERC seeking a retroactive reduction in the RPM clearing prices for several RPM auctions that have already been conducted. On September 19, 2008, FERC issued an order denying the RPM Buyers’ complaint. In June 2009, FERC denied requests for rehearing of the September 19, 2008 order. The Maryland PSC and New Jersey Board of Public Utilities have appealed FERC’s order denying the RPM Buyers’ complaint to the United States Court of Appeals for the District of Columbia Circuit, which appeal remains pending.

PJM Calculation Error. On March 8, 2010, the Midwest ISO filed two complaints against PJM. Both complaints are related to a modeling error that PJM discovered in September 2009. PJM reported that a modeling error in its system impacted the manner in which market-to-market power flow calculations were made between PJM and the Midwest ISO. Since April 2005, PJM had incorrectly modeled the ownership of certain generation resources in its system. The generation resources in question had an impact on power flows across the PJM/Midwest ISO border, and therefore the ownership of those resources (i.e., whether they were owned by a PJM company or a Midwest ISO company) had an impact on the way in which PJM and the Midwest ISO should have been compensated for market-to-market transactions. The Midwest ISO claims that this error resulted in PJM underpaying the Midwest ISO by approximately $130 million over the time period in question. The first complaint seeks a refund by PJM to the Midwest ISO of $130 million plus interest. The second complaint alleges that PJM did not properly trigger market-to-market settlements between PJM and the Midwest ISO during times when it was required to do so under the Joint Operating Agreement between the two companies. The Midwest ISO claims that PJM’s failure to act as required may have cost the Midwest ISO $5 million or more. The second complaint requests refunds of this additional amount. As PJM market participants, AE Supply and Monongahela may be liable for a portion of any refunds ordered in this case. PJM, Allegheny and other PJM market participants filed responses to the Midwest ISO complaints on April 12, 2010 denying any liability. In its response Allegheny argued that even if PJM had in fact committed an error that impacted market-to-market settlements there were both legal and equitable reasons why FERC should decline to order any refunds be paid. Also on April 12, PJM filed a related complaint against the Midwest ISO claiming that the Midwest ISO improperly called for market-to-market settlements several times during the same time period covered by the two Midwest ISO complaints. PJM claims these improper actions by the Midwest ISO may have cost the PJM market participants $25 million or more. On June 29, 2010, FERC issued an initial order on the complaints. FERC’s order consolidated all three of the pending complaints and set all disputed issues for hearing. The June 29th order did not resolve any of the issues in dispute. The hearings required by the June 29 order will be held in abeyance while parties engage in FERC sponsored settlement discussions. A full evidentiary hearing on the substance of the complaints will be held if settlement cannot be achieved. Allegheny intends to participate in the FERC ordered settlement discussions and any subsequent hearings but cannot predict their outcome.

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

While NERC is charged with establishing and enforcing appropriate reliability standards, it has delegated its day-to-day implementation and enforcement to eight regional oversight entities, including ReliabilityFirst Corporation (“ReliabilityFirst”). These regional oversight entities are responsible for developing regional reliability standards that are consistent with NERC’s standards. Each regional entity has its own compliance program designed to monitor, assess and enforce compliance with the applicable reliability standards through compliance audits, self-reporting and exception reporting mechanisms, self certifications, compliance violation investigations, periodic data submissions and complaint processes. Allegheny is a member of ReliabilityFirst, participates in the NERC and ReliabilityFirst stakeholder processes and monitors and manages its operations in response to the ongoing development, implementation and enforcement of relevant reliability standards. Allegheny has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards and has settled certain related issues. In addition, ReliabilityFirst is currently conducting several violation investigations that have been self-reported by Allegheny. The results of these proceedings and investigations have not had, and are not expected to have, any material impact on Allegheny’s operations or the results thereof. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K.

Transmission Expansion

TrAIL Project. TrAIL is a new, 500 kV transmission line currently under construction that will extend from southwest Pennsylvania through West Virginia and into northern Virginia. TrAIL is scheduled to be completed and placed in service no later than June 2011. PJM, which is an RTO, directed the construction of TrAIL pursuant to its 2006 RTEP to assure the continued reliability of the transmission grid and reduce congestion in the PJM region. FERC authorized a return on equity of 12.7% for TrAIL and the static volt-ampere reactive power compensator at the Black Oak substation and 11.7% for all other TrAIL Company transmission projects for which an incentive rate of return was not requested; a return on CWIP for most components of TrAIL prior to completion of construction and placement into service; and recovery of prudently incurred development and construction costs if TrAIL is abandoned as a result of factors beyond TrAIL Company’s control.

PATH Project. PATH is a 765 kV transmission line that is proposed to extend through West Virginia and into Maryland. PJM initially authorized the construction of PATH in June 2007. Allegheny and a subsidiary of AEP formed PATH, LLC to build PATH, and in December 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a formula rate tariff effective March 1, 2008. The filing also included a request for certain incentive rate treatments. In February 2008, FERC issued an order setting the cost of service formula rate to calculate annual revenue requirements for the project and authorizing: a return on equity of 14.3%; a return on CWIP; recovery of prudently incurred start-up business and administrative costs incurred prior to the time the rates go into effect; and recovery of prudently incurred development and construction costs if PATH is abandoned as a result of factors beyond the control of PATH, LLC.

In December 2008, PATH, LLC submitted to FERC a settlement of the formula rate and protocols with the active parties. FERC approval of the settlement is pending. Rehearing of the February 29, 2008 order with respect to return on equity remains pending before FERC.

In December 2009, PJM conducted certain sensitivity analyses as directed by a Virginia SCC Hearing Examiner and advised that, based on these analyses, the PATH Project might not be needed in 2014 as initially expected as a result of a reduction in the scope and severity of observed NERC reliability violations. PJM advised that, consistent with PJM processes, the PATH Project would be considered in the 2010 RTEP to determine when it would be needed to resolve NERC reliability violations. On June 17, 2010, PJM, as part of the 2010 RTEP, requested that PATH, LLC proceed with all efforts related to the PATH Project, including state regulatory proceedings, assuming a required in-service date for the project of June 1, 2015.

PURPA

The Public Utility Regulatory Policies Act of 1978 (“PURPA”) requires electric utility companies, such as the Distribution Companies, to interconnect with, provide back-up electric service to and purchase electric capacity and energy from qualifying small power production and cogeneration facilities. However, as a result of changes in the FPA arising out of the Energy Policy Act, electric utilities are no longer required to enter into any new contractual obligation to purchase energy from a qualifying facility if FERC finds that the facility has non-discriminatory access to a functioning wholesale market and open-access transmission.

For 2009, the Distribution Companies committed to purchase 479 MWs of qualifying PURPA capacity, and PURPA expense pursuant to these contracts totaled approximately $230.6 million. The average cost to the Distribution Companies of these power purchases was 6.8 cents/kWh. In December 2009, AE Supply purchased Allegheny Lock and Dam Nos. 5 & 6, which together supply a total of 13 MWs. Previously, the Distribution Companies had purchased power generated by these facilities pursuant to PURPA contracts. Consequently, the Distribution Companies have committed to purchase 466 MWs of qualifying PURPA capacity for 2010. The Distribution Companies are currently authorized to recover substantially all of these costs in their retail rates. The Distribution Companies’ obligations to purchase power from qualified PURPA projects in the future may exceed amounts they are authorized to recover from their customers, which could result in losses related to the PURPA contracts.

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

Merger. On May 14, 2010, West Penn and TrAIL Company filed a joint application with FirstEnergy requesting authorization for a change of control of West Penn and TrAIL Company as the result of the proposed Merger.

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

In October 2007, West Penn filed a default service plan with the Pennsylvania PUC. The Pennsylvania PUC administrative law judge entered a final order on July 25, 2008 that largely approved West Penn’s proposed default service plan, including its full requirements procurement approach and rate mitigation plan. West Penn filed tariff supplements implementing the default service plan in September 2008 and January 2009. On February 6, 2009, West Penn filed a petition with the Pennsylvania PUC requesting approval to advance the first series of default service procurements for residential customers from June 2009 to April 2009 to take advantage of a downturn in market prices for power. West Penn’s petition was approved by the Pennsylvania PUC in March 2009, and West Penn began to conduct advanced procurements in April 2009. Also in April 2009, West Penn petitioned the Pennsylvania PUC for approval to further accelerate default service procurements increasing by 550 MWs the amount of power that it planned to procure in June 2009. By Order entered May 14, 2009, the Pennsylvania PUC approved the request to advance the procurement of 550 MWs, and the procurement occurred in June 2009. West Penn has procured over 70% of the generation supply needed to serve its residential customers and small and medium non-residential customers in 2011.

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

On June 30, 2009 West Penn filed its Energy Efficiency and Conservation Plan (the “EE&C Plan”) containing 22 programs to meet its Act 129 demand and consumption reduction obligations. The proposed programs cover most energy-consuming devices of residential, commercial and industrial customers. The EE&C Plan also proposes a reconcilable surcharge mechanism to obtain full and current cost recovery of the EE&C Plan costs as provided in Act 129. The EE&C Plan projected an aggregated cost of the energy efficiency measures in the amount of approximately $94.3 million through mid 2013. A hearing concerning West Penn’s EE&C Plan was held August 19, 2009.

The Pennsylvania PUC approved West Penn’s EE&C Plan, in large part, by Opinion and Order entered October 23, 2009. The new programs approved by the Pennsylvania PUC include: rebates for customers who purchase high efficiency appliances, lighting and heating and cooling systems; residential home audits and rebates toward implementing audit recommendations; home audit, weatherization and air conditioner replacement programs for low-income customers; new rate options that will provide financial incentives for customers to lower their demand for electricity or shift their usage to lower-priced times; incentives for customers who install in-home devices that reduce electric usage when demand is highest; and various programs for commercial, industrial, government and non-profit customers to increase energy efficiency and conservation. The Pennsylvania PUC also approved West Penn’s proposal to recover its EE&C Plan costs on a full and current basis via an automatic surcharge to customers’ bills, subject to an annual reconciliation mechanism.

The Pennsylvania PUC declined to approve West Penn’s proposed distributed generation program and West Penn’s proposed contract demand response program and encouraged West Penn to submit revisions to both programs. On December 21, 2009, West Penn filed an amended EE&C Plan as directed by the Pennsylvania PUC, in which it added a new customer resources demand response program intended to replace the previously proposed distributed generation and contract demand programs. The Pennsylvania PUC entered an order on March 1, 2010, approving in part and rejecting in part West Penn’s revised plan and directing West Penn to include additional detail on the costs associated with the previously approved customer load response program and the new customer resources demand response program. On April 29, 2010, West Penn filed its amended plan, which the Pennsylvania PUC approved by order entered on June 23, 2010.

On August 14, 2009, West Penn filed its Smart Meter Technology Procurement and Installation Plan (the “SMI Plan”). As proposed, the SMI Plan provided for extensive deployment of smart meter infrastructure with replacement of all of West Penn’s approximately 725,000 meters by the end of 2014. West Penn estimated at that time that the total cost of implementing smart meter infrastructure as proposed would be approximately $620 million. A hearing on the SMI Plan was held on November 8, 2009. On December 18, 2009, West Penn filed a motion to reopen the evidentiary record to submit an alternative smart meter plan proposing, among other things, a less rapid deployment of smart meters. On January 13, 2010, the Pennsylvania PUC granted the motion to reopen the record and remanded the proceeding to the administrative law judge (the “ALJ”). The Pennsylvania PUC also waived the January 2010 deadline by which the ALJ’s recommended decision would have been required. The hearing was held on March 16, 2010. On May 6, 2010, the ALJ issued a decision finding that West Penn’s alternative smart meter deployment plan, which contemplates deployment of 375,000 smart meters by May 2012, complies with the requirements of Act 129 and recommending approval of the alternative plan, including West Penn’s proposed cost recovery mechanism.

However, in light of the significant expenditures that would be associated with its smart meter deployment plans and related infrastructure upgrades as previously proposed, as well as its evaluation of recent Pennsylvania PUC decisions approving less rapid deployment proposals by other EDCs, West Penn currently is re-evaluating its Act 129 compliance strategy, including both its plans with respect to smart meter deployment and certain smart meter dependent aspects of its Energy Efficiency and Conservation Plan, with a view toward developing a less costly alternative to meet the 2011 and 2013 energy consumption and demand reduction requirements. On July 21, 2010, the PA PUC issued an order, in response to West Penn’s request, to stay West Penn’s smart meter implementation proceedings for a period of 90 days.

West Penn’s actual cost to implement smart meter infrastructure may vary from any previous estimate as a result of changes in its SMI Plan as ultimately approved by the Pennsylvania PUC and the timing of that approval, among other factors. In accordance with Act 129, West Penn’s SMI Plan requests a cost recovery surcharge for the full and current recovery of the expenditures from customers.

Transmission Expansion. By order entered on December 12, 2008, the Pennsylvania PUC authorized TrAIL Company to construct a 1.2 mile portion of TrAIL in Pennsylvania from the proposed 502 Junction Substation in Greene County to the Pennsylvania-West Virginia state line. In the same order, the Pennsylvania PUC also approved an agreement among TrAIL Company, West Penn and Greene County, Pennsylvania in which, among other provisions, TrAIL Company agreed to engage in a collaborative process to identify possible solutions to reliability problems in the Washington County, Pennsylvania area in lieu of the Prexy Facilities that had been a part of the original TrAIL proposal. The Commonwealth Court of Pennsylvania has affirmed the decision of the Pennsylvania PUC with regard to its authorization for the construction of the 1.2 mile portion of TrAIL. With respect to the reliability problems in the Washington County, Pennsylvania area, a proposed settlement and an amendment to the application based on a consensus of participants in the collaborative process are pending before the Pennsylvania PUC for approval.

Alternative Energy Portfolio Standard. Legislation enacted in 2004 requires the implementation of an alternative energy portfolio standard in Pennsylvania. This legislation requires EDCs and retail electric suppliers in Pennsylvania to obtain certain percentages of their energy supplies from alternative sources. However, the legislation includes an exemption from this requirement for companies, such as West Penn, that are operating within a transition period under the current regulations governing the transition to market competition in Pennsylvania. The full requirement will apply to those companies when their respective transition periods end. West Penn’s compliance period begins on January 1, 2011. The legislation also includes a provision that will allow the Pennsylvania PUC to modify or eliminate these obligations if alternative sources are not reasonably available. The law directs that all costs related to the purchase of electricity from alternative energy sources and payments for alternative energy credits will be fully recovered pursuant to an automatic energy adjustment clause. The Pennsylvania PUC entered a final rulemaking order on September 28, 2008, adopting regulations for implementation and enforcement of the legislation.

Reliability Benchmarks. In May 2004, the Pennsylvania PUC modified its utility specific benchmarks and performance standards for electric distribution system reliability. The benchmarks were set too low for West Penn, resulting in required reliability levels that were unattainable. West Penn appealed the benchmarks to the Pennsylvania PUC. In 2005, the parties to the proceeding, including the Consumer Advocate, the Utility Workers Union of America Local 102, and the Rural Electric Association entered into an agreement settling the proceeding and providing West Penn with attainable reliability benchmarks. The Pennsylvania PUC approved the settlement in an Order issued July 27, 2006. According to the Pennsylvania PUC’s Electric Service Reliability in Pennsylvania 2008 report, West Penn’s overall performance in 2008 was substantially better than its performance during 2007. In 2007 and 2008, West Penn’s System Average Interruption Frequency Index, Customer Average Interruption Duration Index and System Average Interruption Duration Index values were better than the applicable standards. As of March 2010, West Penn is satisfying all of the reliability benchmarks and standards approved by the Pennsylvania PUC in its July 2006 order.

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

Merger. On May 18, 2010, Monongahela, Potomac Edison and TrAIL Company filed a joint application with FirstEnergy requesting authorization for a change of control of Monongahela, Potomac Edison and TrAIL Company as the result of the proposed Merger.

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

The West Virginia PSC conducted a hearing on the West Virginia Stipulation on April 6, 2010 and approved the stipulation on June 25, 2010.

Annual Adjustment of Fuel and Purchased Power Cost Rates. On August 29, 2008, Monongahela and Potomac Edison filed with the West Virginia PSC a request to increase retail rates by approximately $173 million annually to reflect expected increases in fuel and purchased power costs during 2009 and under-recovery of past costs through June 2008. The new rates, proposed to become effective January 1, 2009, were submitted pursuant to the schedule for annual fuel and purchased power cost reviews in connection with Monongahela’s and Potomac Edison’s purchased power cost recovery clause in West Virginia. On December 29, 2008, the West Virginia PSC issued an order approving a settlement agreement among Allegheny, the Consumer Advocate Division, the Staff of the West Virginia PSC and the West Virginia Energy Users Group, pursuant to which Allegheny’s rates in West Virginia were increased by $142.5 million annually beginning on January 1, 2009.

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

Transmission Expansion. On May 15, 2009, PATH WV, PATH Allegheny and certain other related entities (the “PATH Entities”) filed an application with the West Virginia PSC for certificates of public convenience and necessity to construct portions of the PATH Project in West Virginia. On June 3, 2010, the West Virginia PSC granted a motion by the PATH Entities to modify the procedural schedule to provide for an evidentiary hearing commencing on January 10, 2011, with a decision date on May 16, 2011.

Purchase of Distribution Assets. In connection with Potomac Edison’s agreement to sell its Virginia distribution assets, Allegheny has executed an agreement to purchase Shenandoah Valley Electric Cooperative’s West Virginia distribution business. The agreement is expected to be filed for approval by the West Virginia PSC in the third quarter of 2010 for approximately $13 million, subject to certain adjustments through the closing date.

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

Merger. On May 27, 2010, Potomac Edison filed a joint application with FirstEnergy requesting authorization for a change of control of Potomac Edison as the result of the proposed Merger. Under the current schedule, the Maryland PSC is expected to issue its decision by January 7, 2011.

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

The Maryland PSC opened a new docket in August 2007 (Case No. 9117) to consider matters relating to possible “managed portfolio” approaches to SOS, the aggregation of low income SOS customers, and a retail supplier proposal for the utility “purchase” of all retailer receivables (“POR”) at no discount and with no recourse. “Phase II” of the case addressed utility purchases or construction of generation, bidding for procurement of demand response resources and possible alternatives if the TrAIL and PATH projects are delayed or defeated. Hearings on Phase I and II were held in October and November 2007 and in January 2008. The issue regarding POR was ultimately resolved in another proceeding, and the Maryland electric utilities’ tariffs implementing POR went into effect in July 2010. It is unclear when the Maryland PSC will issue its findings on the other issues in this and other related pending proceedings discussed below.

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

Rate Stabilization. In special session on June 23, 2006, the Maryland legislature passed emergency legislation directing the Maryland PSC to, among other things, investigate options available to Potomac Edison to implement a rate mitigation or rate stabilization plan for SOS to protect its residential customers from rate shock in connection with the January 1, 2009 expiration of generation rate caps.

In December 2006, Potomac Edison filed with the Maryland PSC a proposed Rate Stabilization Ramp-Up Transition Plan designed to transition residential customers from capped generation rates to rates based on market prices. Under the plan as approved by the Maryland PSC, residential customers who did not elect to opt out of the program began paying a surcharge in June 2007. The application of the surcharge resulted in an overall rate increase of approximately 15% in 2007 and 13% in 2008. With the expiration of the residential generation rate caps and the move to generation rates based on market prices on January 1, 2009, the surcharge converted to a credit on customers’ bills. Funds collected through the surcharge during 2007 and 2008, plus interest, are being returned to customers as a credit on their electric bills, thereby reducing the effect of the rate cap expiration. The credit will continue, with adjustments, to maintain rate stability until December 31, 2010 or until all monies collected from customers plus interest are returned. The resulting rate increase in 2009 was 11.3%, and the rate change approved in 2009 for 2010 was actually a decrease of 2.5%. Of Potomac Edison’s approximately 219,000 residential customers in Maryland, as of March 31, 2010, approximately 16.2%, elected to opt-out of, or are not eligible for, Potomac Edison’s plan.

Advanced Metering and Demand Side Management Initiatives. On September 28, 2007, the Maryland PSC issued an order that required the utilities to file detailed plans for how they will meet a proposal-“EmPOWER Maryland”-that in Maryland electric consumption be reduced by 15% by 2015. On October 26, 2007, Potomac Edison filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order. The Maryland PSC conducted hearings on Potomac Edison’s and other utilities’ plans in November 2007 and further hearings on May 7, 2008.

In a related development, the Maryland legislature in 2008 adopted a statute codifying the EmPOWER Maryland goals and setting a deadline of September 1, 2008 for the utilities to file comprehensive plans for attempting to achieve those goals. Potomac Edison filed its proposals on August 29, 2008, asking the Maryland PSC to approve seven programs for residential customers, five programs for commercial, industrial, and governmental customers, a customer education program, and a pilot deployment of Advanced Utility Infrastructure (“AUI”) that Allegheny has previously been testing in West Virginia. On December 31, 2008, the Maryland PSC issued an order approving some of Potomac Edison’s programs and directing that others be redesigned. Potomac Edison filed its revised programs on March 31, 2009, with new cost and benefit information. The Maryland PSC approved the programs on August 6, 2009, and approved cost recovery for the programs on October 6, 2009. Expenditures are expected to be approximately $101 million and will be recovered over the next six years. Meanwhile, the AUI pilot was placed on a separate track and is currently being re-examined after discussion with the Staff of the Maryland PSC and other stakeholders.

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

Moratorium on Service Terminations. On March 11, 2009, the Maryland PSC issued an order suspending until further notice the right of all electric and gas utilities in the state to terminate service to residential customers for non-payment of bills. The order directed the utilities and other interested parties to meet and devise proposals for offering payment plans to all residential customers, not just low-income customers. On April 1, 2009, the Staff of the Maryland PSC and utilities filed a plan providing for additional and longer payment plans and for a temporary suspension of requests to customers for increased deposits. The Maryland PSC held a hearing on the matter on April 7, 2009, and subsequently issued an order making various rule changes relating to terminations, payment plans, and customer deposits that make it more difficult for Maryland utilities to collect deposits or to terminate service for non-payment. Potomac Edison and several other utilities filed requests for reconsideration of various parts of the order on May 26, 2009, which motions were denied on September 23, 2009. Potomac Edison filed a notice of appeal of that order on October 23, 2009, but withdrew the appeal when the Maryland PSC issued a further order on November 23, 2009 that clarified the limited scope and duration of the rule changes. The Maryland PSC is continuing to conduct hearings and collect data on payment plans and related issues, and has adopted a set of proposed regulations that expand the summer and winter “severe weather” termination moratoria when temperatures are very high or very low, from one day, as provided by statute, to three days on each occurrence.

Transmission Expansion. On December 21, 2009, Potomac Edison filed a new application with the Maryland PSC for a certificate of public convenience and necessity to construct the Maryland portions of the PATH Project. The project in Maryland will be owned by PATH Allegheny MD, which is owned by Potomac Edison and PATH Allegheny. The Maryland PSC determined that Potomac Edison is a proper applicant to seek authorization to construct the PATH project in Maryland and has issued a notice stating that it will not deem the application as accepted for filing until the pre-filed testimony is supplemented. Potomac Edison filed supplemental testimony on July 16, 2010.

Virginia

Merger. On June 14, 2010, the joint application filed by Potomac Edison and TrAIL Company along with FirstEnergy requesting authorization for a change of control of Potomac Edison and TrAIL Company as the result of the proposed Merger was deemed complete. Under the current schedule, the Virginia SCC is expected to issue its decision by September 13, 2010.

Sale of Distribution Operations. On June 1, 2010, Potomac Edison sold its electric distribution operations in Virginia (the “Virginia distribution business”) to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative. Cash proceeds from the sale were approximately $317 million, resulting in a pre-tax gain of approximately $45 million. In connection with the sale, Potomac Edison agreed to contribute $27.5 million between July 1, 2011 and July 1, 2014 to reduce the impact of any future rate increases on its former customers, the present value of which was included in the calculation of the $45 million pre-tax gain. In addition, on June 1, 2010 Potomac Edison entered into an agreement to purchase Shenandoah Valley Electric Cooperative’s West Virginia distribution business for approximately $13 million, subject to certain adjustments through the closing date.

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

On July 18, 2008, the Virginia SCC issued an order finding that the rate making provisions of the MOU would expire on December 31, 2008. On November 26, 2008, the Virginia SCC approved a comprehensive rate settlement agreed to with the Staff of the Virginia SCC, the Consumers Counsel of the Virginia Office of the Attorney General and a group of Potomac Edison’s industrial customers that transitions all customers to rates that allow for full recovery of purchased power costs no later than July 1, 2011. Key provisions of the settlement were that:

•	the $73 million rate increase approved on a temporary basis on May 15, 2008 would remain in effect through June 30, 2009;

•	for the period from July 1, 2009 through December 31, 2009, half of any further increase in purchased power costs for service to large non-residential customers will be forgone, up to $15 million;

•	for the period from July 1, 2009 through June 30, 2010, the total rate increase for all other customers will be capped at 15%; and

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

On May 14, 2010, Potomac Edison filed a request for a rate increase of 1.5 % for the second year of the settlement period. However, as a result of the closing of the sale to the Cooperatives discussed in “Sale of Distribution Operations,” above, the Cooperatives have succeeded to the rights and responsibilities of Potomac Edison under the November 2008 settlement, and by order dated June 11, 2010, the Virginia SCC granted the Cooperatives’ motion to substitute themselves for Potomac Edison with respect to the May 14, 2010 rate request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2009 Annual Report on Form 10-K for information relating to market risk.

Commodity Price Risk

Allegheny is exposed to market risks associated with changes in commodity prices resulting from changes in supplies, demands, fuel costs, market liquidity, weather, environmental regulation and other factors. To manage these risks, Allegheny uses derivatives and physical transactions to reduce its exposure to commodity prices.

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

One way to measure Allegheny’s exposure to the commodity risk is using the percentage of expected coal-fired generation hedged. These percentages represent the estimated amount of equivalent sales divided by the amount of energy purchases contracted and estimated to be generated by our coal plants in such periods. As of June 30, 2010, the percentage of expected coal-fired generation hedged was approximately 87%, 57% and 22% for balance of 2010, 2011, and 2012, respectively.

Allegheny measures the sensitivity of its contracts and positions to potential changes in commodity prices using high-level sensitivity analysis and Value at Risk (“VaR”).

Allegheny performed a high-level sensitivity analysis of the impact of changes in power and coal prices on its future pre-tax income. The estimated market price exposure for Allegheny’s coal-fired generation portfolio associated with a $10 per MWh decrease in energy prices based on June 30, 2010 market conditions and hedged position would be a decrease in pre-tax income of approximately $21 million, $142 million and $259 million for the balance of 2010, 2011 and 2012, respectively. The estimated market price exposure for Allegheny’s coal-fired generation portfolio associated with a $10 per ton increase in coal prices based on June 30, 2010 market conditions and hedged position would be a decrease in pre-tax income of approximately $2 million, $47 million and $51 million for 2010, 2011, and 2012, respectively. These power and coal price sensitivities were estimated by individually adjusting power price assumptions and coal price assumptions, respectively, while in each case holding all other variables constant. Actual results could differ based on changes in load volumes, plant performance, dispatch changes and basis changes relative to PJM Western Hub power prices, among other factors.

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

AE Supply calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a mark-to-market basis. These wholesale energy market positions consist of derivatives in power, emissions and natural gas excluding FTRs. The FTRs are excluded from the VaR measurement as they are generally considered to be economic hedges of congestion in meeting Allegheny’s load obligation. As of June 30, 2010 and December 31, 2009, this calculation yielded a VaR of less than $1 million.

The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s consolidated balance sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time and may differ from the final settlement amounts. See Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for information regarding unrealized gains (losses) attributable to FTRs during the three months ended June 30, 2010.

Interest Rate Risk

Excluding variable rate debt relating to the TrAIL project, for which Allegheny recovers interest costs in formula rates, Allegheny had $15 million of variable rate debt outstanding at June 30, 2010. AE did not have any debt subject to variable interest rates at December 31, 2009.

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

Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2010, there have been no changes in AE’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Allegheny is involved in litigation and other legal disputes in the ordinary course of business. See Note 17, “Commitments and Contingencies” to Allegheny’s consolidated financial statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the 2009 Annual report on form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Documents
10.1	Credit Agreement, dated as of April 30, 2010, among Allegheny Energy, Inc., as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, The Bank of Nova Scotia, Union Bank, N.A., Bank of America, N.A. and Credit Agricole Corporate and Investment Bank as the Initial Issuing Banks for the letters of credit issued or to be issued, and Union Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on May 6, 2010).

10.2	Credit Agreement, dated as of April 30, 2010, among The Potomac Edison Company, as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas and The Bank of Nova Scotia as the Initial Issuing Banks for the letters of credit issued or to be issued, and Commerzbank AG, New York and Cayman Islands Branches, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on May 6, 2010).

10.3	Credit Agreement, dated as of April 30, 2010, among West Penn Power Company, as Borrower, certain banks, financial institutions and other institutional lenders as the Initial Lenders, PNC Bank, National Association and The Bank of Nova Scotia as the Initial Issuing Banks for the letters of credit issued or to be issued, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on May 6, 2010).

10.4	Amendment No. 1, dated as of June 4, 2010, to the Agreement and Plan of Merger, dated as of February 10, 2010, by and among FirstEnergy Corp., Element Merger Sub, Inc., and Allegheny Energy, Inc. (incorporated by reference to Exhibit 10.1 to Allegheny Energy, Inc.’s Current Report on Form 8-K filed on June 9, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: August 6, 2010	By:	/s/ Kirk R. Oliver
Kirk R. Oliver Senior Vice President and Chief Financial Officer