Form 10-Q
period 2010-09-30
ALLEGHENY ENERGY, INC
filed 2010-11-05
CIK 3673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of October 29, 2010, 169,939,233 shares of the common stock, par value of $1.25 per share, of the registrant were outstanding.

GLOSSARY

I.	The following abbreviations and names are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AESC	Allegheny Energy Service Corporation, a subsidiary of AE
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and Monongahela
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Distribution Companies	Monongahela, Potomac Edison and West Penn, which collectively do business as Allegheny Power
Monongahela	Monongahela Power Company, a regulated subsidiary of AE
PATH, LLC	Potomac-Appalachian Transmission Highline, LLC, a series limited liability company
PATH Allegheny	PATH Allegheny Transmission Company, LLC
PATH Allegheny MD	PATH Allegheny Maryland Transmission Company, LLC
PATH Allegheny VA	PATH Allegheny Virginia Transmission Corporation
PATH WV	PATH West Virginia Transmission Company, LLC
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE
TrAIL Company	Trans-Allegheny Interstate Line Company
West Penn	West Penn Power Company, a regulated subsidiary of AE

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

CDD	Cooling Degree-Days
Clean Air Act	Clean Air Act of 1970
CO2	Carbon dioxide
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
ENEC	Expanded Net Energy Clause in West Virginia
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles used in the United States of America
HDD	Heating Degree-Days
kW	Kilowatt, which is equal to 1,000 watts
kWh	Kilowatt-hour, a unit of electric energy equivalent to one kW operating for one hour
Maryland PSC	Maryland Public Service Commission
MW	Megawatt, which is equal to 1,000,000 watts
MWh	Megawatt-hour, a unit of electric energy equivalent to one MW operating for one hour
NERC	North American Electric Reliability Corporation
NOX	Nitrogen Oxide
NSR	The New Source Performance Review Standards, or “New Source Review,” applicable to facilities deemed “new” sources of emissions by the EPA
PATH	Potomac-Appalachian Transmission Highline
Pennsylvania PUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PLR	Provider-of-last-resort
PURPA	Public Utility Regulatory Policies Act of 1978
RPM	Reliability Pricing Model, which is PJM’s capacity market
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
Scrubbers	Flue-gas desulfurization equipment
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SOS	Standard Offer Service
T&D	Transmission and distribution
TrAIL	Trans-Allegheny Interstate Line
Virginia SCC	Virginia State Corporation Commission
West Virginia PSC	Public Service Commission of West Virginia

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Operating revenues	$1,043.7	$793.7	$3,038.3	$2,565.7

Operating expenses:
Fuel	323.3	188.0	937.0	663.8
Purchased power and transmission	114.4	134.2	389.7	380.4
Deferred energy costs, net	17.7	(14.3)	28.0	(38.9)
Gain on sale of Virginia distribution business	0	0	(45.1)	0
Operations and maintenance	196.2	151.2	573.4	518.9
Depreciation and amortization	81.2	71.3	241.7	207.0
Taxes other than income taxes	58.3	57.4	171.9	159.7

Total operating expenses	791.1	587.8	2,296.6	1,890.9

Operating income	252.6	205.9	741.7	674.8
Other income (expense), net	4.4	1.9	9.7	6.1
Interest expense	83.6	85.1	240.1	201.5

Income before income taxes	173.4	122.7	511.3	479.4
Income tax expense	58.3	45.3	187.8	195.1

Net income	115.1	77.4	323.5	284.3
Net income attributable to noncontrolling interest	0	(0.4)	0	(0.8)

Net income attributable to Allegheny Energy, Inc.	$115.1	$77.0	$323.5	$283.5

Earnings per common share attributable to Allegheny Energy, Inc.:
Basic	$0.68	$0.45	$1.91	$1.67
Diluted	$0.68	$0.45	$1.90	$1.67

Average common shares outstanding:
Basic	169.8	169.6	169.7	169.5
Diluted	170.3	170.0	170.1	169.9

Dividends per common share	$0.15	$0.15	$0.45	$0.45

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In millions)	2010	2009
Cash Flows From Operating Activities:
Net income	$323.5	$284.3
Adjustments for non-cash items included in income:
Depreciation and amortization	241.7	207.0
Amortization of debt related costs	19.3	9.5
Amortization of liability for adverse power purchase commitment	(13.4)	(13.1)
Gain on sale of Virginia distribution business	(45.1)	0
Provision for uncollectible accounts	12.9	12.3
Deferred income taxes and investment tax credit, net	189.6	188.5
Deferred energy costs, net	28.0	(38.9)
Stock-based compensation expense	17.5	11.9
Unrealized losses (gains) on derivative contracts, net	(2.4)	(16.1)
Pension and other postretirement employee benefit plan expense	44.6	30.0
Contributions to pension and other postretirement plans	(69.6)	(45.1)
Deferred revenue—Fort Martin scrubber project	(2.9)	8.1
Deferred revenue recognized—Virginia	0	(28.3)
Deferred revenue—energy efficiency programs	12.9	0
Uncollected transmission revenue	(33.7)	(14.6)
Other, net	(11.5)	12.9
Changes in certain assets and liabilities:
Accounts receivable, net	(12.2)	1.0
Materials, supplies and fuel	70.5	(85.2)
Prepaid taxes	(7.6)	(12.2)
Collateral deposits	(27.0)	32.7
Accounts payable	(38.4)	(45.3)
Accrued taxes	(23.6)	(55.7)
Accrued interest	22.0	9.1
Regulatory assets and liabilities	(30.9)	23.5
Deferred income taxes	(2.0)	(2.6)
Distributions from equity method investee	0	1.3
Assets and liabilities held for sale	(8.6)	3.1
Other operating assets and liabilities	(6.3)	5.6

Net cash provided by operating activities	647.3	483.7

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Nine Months Ended September 30,
(In millions)	2010	2009
Cash Flows From Investing Activities:
Capital expenditures	(726.6)	(870.1)
Proceeds from sale of Virginia distribution business	317.2	0
Decrease in restricted funds	40.2	131.0
Deconsolidation of PATH WV	(3.4)	0
Other	(4.0)	(3.6)

Net cash used in investing activities	(376.6)	(742.7)

Cash Flows From Financing Activities:
Issuance of long-term debt	1,011.8	709.2
Repayment of long-term debt	(1,021.4)	(438.3)
Costs associated with AE Supply revolving credit facility refinancing	(0.1)	(21.6)
Equity contribution to PATH, LLC by the joint venture partner	0	6.9
Payments on capital lease obligations	(8.3)	(6.4)
Proceeds from exercise of employee stock options	0.8	1.6
Cash dividends paid on common stock	(76.3)	(76.2)
Other	(0.2)	0

Net cash provided by (used in) financing activities	(93.7)	175.2

Net increase (decrease) in cash and cash equivalents	177.0	(83.8)
Cash and cash equivalents at beginning of period	286.6	362.1

Cash and cash equivalents at end of period	$463.6	$278.3

Supplemental Cash Flow Information:
Cash paid during the period for interest (net of amounts capitalized)	$198.9	$182.5
Cash paid during the period for income taxes, net	$14.1	$48.6
Accounts payable at September 30 relating to capital expenditures	$135.4	$136.3

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In millions)	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$463.6	$286.6
Accounts receivable:
Customer	235.3	188.2
Unbilled utility revenue	97.8	116.4
Wholesale and other	41.3	64.4
Allowance for uncollectible accounts	(15.5)	(14.0)
Materials and supplies	109.2	110.6
Fuel	140.9	206.4
Deferred income taxes	0	81.5
Prepaid taxes	56.0	48.4
Collateral deposits	21.5	20.8
Derivative assets	45.0	4.6
Restricted funds	14.3	25.9
Regulatory assets	114.8	132.7
Assets held for sale	0	32.4
Other	76.2	40.4

Total current assets	1,400.4	1,345.3

Property, Plant and Equipment:
Generation	7,548.6	7,469.4
Transmission	1,408.2	1,313.2
Distribution	3,888.5	3,784.4
Other	498.7	440.7
Accumulated depreciation	(5,308.0)	(5,104.9)

Subtotal	8,036.0	7,902.8
Construction work in progress	1,104.7	800.6
Property, plant and equipment held for sale, net	0	253.7

Total property, plant and equipment, net	9,140.7	8,957.1

Other Noncurrent Assets:
Regulatory assets	730.9	717.3
Goodwill	367.3	367.3
Restricted funds	31.6	60.2
Investments in unconsolidated affiliates	48.9	26.7
Derivative assets	22.6	0
Other	99.7	115.2

Total other noncurrent assets	1,301.0	1,286.7

Total Assets	$11,842.1	$11,589.1

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(unaudited)

(In millions, except share amounts)	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	$15.5	$140.8
Accounts payable	360.0	411.4
Accrued taxes	78.6	87.3
Payable to PJM for FTRs	10.0	31.7
Derivative liabilities	4.0	24.4
Regulatory liabilities	12.6	37.4
Accrued interest	90.0	68.3
Security deposits	53.8	51.0
Liabilities associated with assets held for sale	0	10.1
Deferred income taxes	6.2	0
Other	119.2	123.2

Total current liabilities	749.9	985.6

Long-term Debt:
Securitized debt—Environmental Control Bonds	481.0	496.5
Other long-term debt	4,069.6	3,920.5

Total long-term debt	4,550.6	4,417.0

Deferred Credits and Other Liabilities:
Derivative liabilities	4.8	6.7
Income taxes payable	70.9	85.7
Investment tax credit	59.2	61.6
Deferred income taxes	1,636.8	1,501.3
Regulatory liabilities	474.0	461.2
Pension and other postretirement employee benefit plan liabilities	571.1	597.4
Adverse power purchase commitment	100.9	114.4
Liabilities associated with assets held for sale	0	53.1
Other	192.4	177.0

Total deferred credits and other liabilities	3,110.1	3,058.4

Commitments and Contingencies (Note 18)
Equity:
Common stock—$1.25 par value per share, 260,000,000 shares authorized and 169,990,965 and 169,620,917 shares issued at September 30, 2010 and December 31, 2009, respectively	212.5	212.0
Other paid-in capital	1,984.1	1,970.2
Retained earnings	1,269.9	1,022.7
Treasury stock at cost—54,955 and 51,313 shares at September 30, 2010 and December 31, 2009, respectively	(1.9)	(1.8)
Accumulated other comprehensive loss	(33.1)	(89.9)

Total Allegheny Energy, Inc. common stockholders’ equity	3,431.5	3,113.2
Noncontrolling interest	0	14.9

Total equity	3,431.5	3,128.1

Total Liabilities and Equity	$11,842.1	$11,589.1

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2010	169,614,706	$212.1	$1,979.6	$1,180.2	$(1.8)	$(64.2)	$3,305.9	$0	$3,305.9
Net income	0	0	0	115.1	0	0	115.1	0	115.1
Amortization - pension and other post employment benefit (“OPEB”) plans, net of tax of $0.5 million	0	0	0	0	0	1.0	1.0	0	1.0
Adjustment to unamortized OPEB plan actuarial loss, net of tax of $5.2 million	0	0	0	0	0	7.8	7.8	0	7.8
Cash flow hedges, net of tax of $14.1	0	0	0	0	0	22.4	22.4	0	22.4
Dividends on common stock	0	0	0	(25.5)	0	0	(25.5)	0	(25.5)
Stock-based compensation expense:
Non-employee director stock awards	3,000	0	0.2	0	0	0	0.2	0	0.2
Stock options	0	0	3.8	0	0	0	3.8	0	3.8
Performance shares	0	0	4.5	0	0	0	4.5	0	4.5
Restricted shares	0	0	0.2	0	(0.1)	0	0.1	0	0.1
Exercise of stock options	12,148	0	0.2	0	0	0	0.2	0	0.2
Issuance of performance shares	309,798	0.4	(4.4)	0	0	0	(4.0)	0	(4.0)
Purchase of treasury shares	(3,642)	0	0	0	0	0	0	0	0
Other	0	0	0	0.1	0	(0.1)	0	0	0

Balance at September 30, 2010	169,936,010	$212.5	$1,984.1	$1,269.9	$(1.9)	$(33.1)	$3,431.5	$0	$3,431.5

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2009	169,482,591	$211.9	$1,981.9	$887.3	$(1.8)	$(33.6)	$3,045.7	$5.6	$3,051.3
Net income	0	0	0	77.0	0	0	77.0	0.4	77.4
Amortization - pension and other OPEB plans, net of tax of $0.6	0	0	0	0	0	0.8	0.8	0	0.8
Cash flow hedges, net of tax of $(21.4)	0	0	0	0	0	(33.7)	(33.7)	0	(33.7)
Equity contribution to PATH, LLC by AEP	0	0	0	0	0	0	0	6.6	6.6
Dividends on common stock	0	0	0	(25.4)	0	0	(25.4)	0	(25.4)
Stock-based compensation expense:
Non-employee director stock awards	3,000	0	0.2	0	0	0	0.2	0	0.2
Stock options	0	0	1.7	0	0	0	1.7	0	1.7
Performance shares	0	0	1.4	0	0	0	1.4	0	1.4
Exercise of stock options	33,060	0	0.4	0	0	0	0.4	0	0.4
Settlement of stock units	3,573	0	0	0	0	0	0	0	0
Share-based excess tax benefits	0	0	(19.7)	0	0	0	(19.7)	0	(19.7)

Balance at September 30, 2009	169,522,224	$211.9	$1,965.9	$938.9	$(1.8)	$(66.5)	$3,048.4	$12.6	$3,061.0

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2009	169,569,604	$212.0	$1,970.2	$1,022.7	$(1.8)	$(89.9)	$3,113.2	$14.9	$3,128.1
Net income	0	0	0	323.5	0	0	323.5	0	323.5
Amortization - pension and OPEB plans, net of tax of $1.7 million	0	0	0	0	0	2.5	2.5	0	2.5
Adjustment to unamortized OPEB plan actuarial loss, net of tax of $4.9 million	0	0	0	0	0	7.4	7.4	0	7.4
Cash flow hedges, net of tax of $29.8	0	0	0	0	0	46.9	46.9	0	46.9
Deconsolidation of PATH WV	0	0	0	0	0	0	0	(14.9)	(14.9)
Dividends on common stock	0	0	0	(76.3)	0	0	(76.3)	0	(76.3)
Stock-based compensation expense:
Non-employee director stock awards	9,000	0	0.6	0	0	0	0.6	0	0.6
Stock options	0	0	6.5	0	0	0	6.5	0	6.5
Performance shares	0	0	10.2	0	0	0	10.2	0	10.2
Restricted shares	0	0	0.3	0	(0.1)	0	0.2	0	0.2
Exercise of stock options	51,250	0.1	0.7	0	0	0	0.8	0	0.8
Issuance of performance shares	309,798	0.4	(4.4)	0	0	0	(4.0)	0	(4.0)
Purchase of treasury shares	(3,642)	0	0	0	0	0	0	0	0

Balance at September 30, 2010	169,936,010	$212.5	$1,984.1	$1,269.9	$(1.9)	$(33.1)	$3,431.5	$0	$3,431.5

(In millions, except shares)	Shares outstanding	Common stock	Other paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Allegheny Energy, Inc. common stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2008	169,364,394	$211.8	$1,952.5	$731.6	$(1.8)	$(43.3)	$2,850.8	$4.9	$2,855.7
Net income	0	0	0	283.5	0	0	283.5	0.8	284.3
Amortization - pension and OPEB plans, net of tax of $1.7	0	0	0	0	0	2.5	2.5	0	2.5
Cash flow hedges, net of tax of $(16.5)	0	0	0	0	0	(25.7)	(25.7)	0	(25.7)
Equity contribution to PATH, LLC by AEP	0	0	0	0	0	0	0	6.9	6.9
Dividends on common stock	0	0	0	(76.2)	0	0	(76.2)	0	(76.2)
Stock-based compensation expense:
Non-employee director stock awards	18,907	0	0.7	0	0	0	0.7	0	0.7
Stock options	0	0	5.6	0	0	0	5.6	0	5.6
Performance shares	0	0	5.5	0	0	0	5.5	0	5.5
Restricted shares	17,850	0	0.1	0	0	0	0.1	0	0.1
Exercise of stock options	117,500	0.1	1.5	0	0	0	1.6	0	1.6
Settlement of stock units	3,573	0	0	0	0	0	0	0	0

Balance at September 30, 2009	169,522,224	$211.9	$1,965.9	$938.9	$(1.8)	$(66.5)	$3,048.4	$12.6	$3,061.0

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note		Page Number
1	Business and Basis of Presentation	12
2	Merger Agreement	13
3	Recently Adopted and Recently Issued Accounting Standards	14
4	Sale of Virginia Distribution Business	15
5	Rates and Regulation	16
6	Transmission Expansion	16
7	Regulatory Assets and Liabilities	17
8	Income Taxes	18
9	Common Stock and Debt	19
10	Segment Information	22
11	Fair Value Measurements, Derivative Instruments and Hedging Activities	23
12	Stock-Based Compensation	31
13	Pension Benefits and Postretirement Benefits Other Than Pensions	33
14	Financial Instruments	35
15	Comprehensive Income and Accumulated Other Comprehensive Loss	36
16	Earnings Per Share	37
17	Variable Interest Entities	37
18	Commitments and Contingencies	39

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

The Merchant Generation segment includes Allegheny’s unregulated electric generation operations including Allegheny Energy Supply Company, LLC (“AE Supply”) and AE Supply’s interest in Allegheny Generating Company (“AGC”). AE Supply owns, operates and controls electric generation capacity and supplies and trades energy and energy-related commodities. AGC owns and sells generation capacity to AE Supply and Monongahela Power Company (“Monongahela”), which own approximately 59% and 41% of AGC, respectively. The Merchant Generation segment is subject to various federal and state regulations but, unlike the Regulated Operations segment, is not generally subject to state regulation of rates.

The Regulated Operations segment includes the operations of Monongahela, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn” and, together with Monongahela and Potomac Edison, the “Distribution Companies”), which primarily operate electric transmission and distribution (“T&D”) systems in Pennsylvania, West Virginia and Maryland, as well as transmission in Virginia. Monongahela also owns and operates electric generation facilities in West Virginia and has a 41% interest in AGC. The Distribution Companies are subject to various federal and state regulations, including state regulation of rates.

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

Goodwill

Allegheny’s consolidated balance sheets at September 30, 2010 and December 31, 2009 included goodwill of $367.3 million, which was attributable to the unregulated generation operations of AE Supply, a reporting unit that substantially comprises Allegheny’s Merchant Generation segment.

Allegheny tests goodwill for possible impairment on an annual basis as of August 31 of each year and at any other time if events or changes in circumstances make it likely that the fair value of the reporting unit has decreased below its carrying amount.

Goodwill is tested for impairment using a fair value based approach. The first step of the test consists of comparing the reporting unit’s fair value to its carrying value, including the goodwill allocated to the reporting unit. If the reporting unit’s fair value exceeds its carrying amount, the reporting unit’s goodwill is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The second step requires a calculation of the implied fair value of the reporting unit’s goodwill determined in the same manner as the amount of goodwill recorded in a business combination. This implied fair value is then compared to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized.

Allegheny performed its annual goodwill impairment test as of August 31, 2010. The estimated fair value of the reporting unit exceeded its carrying amount by a significant amount and, therefore, no goodwill impairment was indicated at that date. The fair value was estimated using a combination of a discounted cash flow analysis approach and a market based approach that estimates fair value based on market multiples of earnings before interest, taxes, depreciation and amortization for other merchant generators. Significant assumptions used in estimating the fair value of the reporting unit include, among others, discount and growth rates, future energy and capacity prices, plant performance, operating and capital expenditures, environmental regulations, and the selection of comparable companies used in the market based approach.

NOTE 2: MERGER AGREEMENT

On February 10, 2010, AE entered into an Agreement and Plan of Merger (as amended on June 4, 2010, the “Merger Agreement”) with FirstEnergy Corp. (“FirstEnergy”) and Element Merger Sub, Inc. (“Merger Sub”), a

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Completion of the Merger is subject to various customary conditions, including, among others, (i) approvals by shareholders of both companies, which were obtained on September 14, 2010; (ii) the SEC’s clearance of a registration statement registering the FirstEnergy common stock to be issued in connection with the merger, which registration statement was declared effective by the SEC on July 16, 2010; (iii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Anti-Trust improvements Act of 1976; (iv) receipt of all required regulatory approvals, including approvals by FERC and state public service and utility commissions in Virginia, Maryland, Pennsylvania and West Virginia; (v) the absence of any governmental action challenging or seeking to prohibit the Merger and (vi) the absence of any material adverse effect with respect to either Allegheny or FirstEnergy. The proposed Merger was approved by the Virginia SCC on September 9, 2010. AE and FirstEnergy currently anticipate completing the Merger in the first half of 2011.

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

Through December 31, 2009, Allegheny consolidated PATH WV for financial statement purposes, because Allegheny determined that PATH WV was a VIE and that Allegheny was its primary beneficiary under the prior accounting standard. Under the new accounting standard, Allegheny determined that it is not the primary beneficiary of PATH WV, and therefore deconsolidated PATH WV for financial statement purposes, effective January 1, 2010. Allegheny did not retrospectively apply this new guidance by deconsolidating PATH WV in its financial statements for periods prior to January 1, 2010. The deconsolidation of PATH WV did not impact retained earnings or net income attributable to AE. See Note 17, “Variable Interest Entities,” for additional information.

Fair Value Measurements and Disclosures

Allegheny adopted the FASB’s ASU on “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” in January 2010. The ASU added new requirements for disclosures about transfers into and out of fair value Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarified existing fair value disclosures about the

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

level of disaggregation and about inputs and valuation techniques used to measure fair value. Allegheny’s adoption of this ASU did not affect its results of operations or financial position.

NOTE 4: SALE OF VIRGINIA DISTRIBUTION BUSINESS

On June 1, 2010, Potomac Edison sold its electric distribution business in Virginia (the “Virginia distribution business”) to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative. Cash proceeds from the sale were approximately $317 million, resulting in a pre-tax gain of approximately $45 million.

The Virginia distribution business was included in the Regulated Operations segment. Assets and liabilities relating to the Virginia distribution business were classified as “held for sale” in Allegheny’s consolidated balance sheet, and depreciation expense on those assets ceased as of May 1, 2009. The operating results of the Virginia distribution business have not been reported as discontinued operations, because AE Supply will continue to provide the majority of the power to serve the customers of this business through June 30, 2011 under a power sales agreement. Assets held for sale and liabilities associated with assets held for sale at December 31, 2009 were as follows:

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

In connection with the sale, Potomac Edison agreed to contribute $27.5 million between July 1, 2011 and July 1, 2014 to reduce the impact of any future rate increases, the present value of which was included in the calculation of the $45.1 million pre-tax gain. In addition, on June 1, 2010, Potomac Edison entered into an

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

agreement to purchase Shenandoah Valley Electric Cooperative’s West Virginia distribution business for approximately $13 million, subject to certain adjustments.

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

The West Virginia PSC conducted a hearing on the West Virginia Stipulation on April 6, 2010 and approved the stipulation on June 25, 2010.

NOTE 6: TRANSMISSION EXPANSION

TrAIL Project. TrAIL is a 500 kV high voltage line that, when completed, will extend from southwestern Pennsylvania through West Virginia to a point of interconnection with Virginia Electric and Power Company (“Dominion”) in northern Virginia. The majority of the line will be constructed, owned and maintained by TrAIL Company. Dominion will construct and maintain a 30 mile segment of the line in Virginia that will be jointly owned by Dominion and TrAIL Company. TrAIL Company funds its ownership share of construction costs and operating expenses and receives its ownership share of operating revenues.

In addition to the TrAIL line, TrAIL Company owns a static volt-ampere reactive power compensator at the Black Oak substation, implemented upgrades and/or replacements of transformers and/or buses at six other substations and owns a transmission operations center in West Virginia.

PATH Project. The PATH project is comprised of a 765 kV transmission line that is proposed to extend from West Virginia through Virginia and into Maryland, modifications to an existing substation in Putnam County, West Virginia and the construction of new substations in Hardy County, West Virginia and Frederick County, Maryland. PJM initially authorized the construction of PATH in June 2007 and, on June 17, 2010, requested that PATH, LLC proceed with all efforts related to the PATH project, including state regulatory proceedings, assuming a required in-service date of June 1, 2015. Applications requesting authorization to construct the PATH project are currently pending before state commissions in West Virginia, Maryland and Virginia. Allegheny anticipates that decisions by the state commissions on these applications will be issued during the third quarter of 2011.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Allegheny and a subsidiary of AEP formed PATH, LLC to facilitate the construction of the PATH project. In December 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a cost of service formula rate effective March 1, 2008. In February 2008, FERC issued an order setting the formula rate and its protocols for hearing and authorizing a return on equity of 14.3%, a return on CWIP, recovery of prudently incurred start-up business and administrative costs incurred prior to the time the rates go into effect, and recovery of prudently incurred development and construction costs if the PATH project is abandoned as a result of factors beyond the control of PATH, LLC. In December 2008, PATH, LLC submitted to FERC a settlement with the active parties that resolves all issues set for hearing. FERC action on the settlement and requests for rehearing of the February 29, 2008 order with respect to return on equity are pending.

NOTE 7: REGULATORY ASSETS AND LIABILITIES

Allegheny’s regulated utility operations are subject to industry-specific accounting provisions. Regulatory assets represent probable future revenues associated with incurred costs that are expected to be recovered in the future from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process or amounts collected for costs not yet incurred. Regulatory assets and regulatory liabilities reflected in the Consolidated Balance Sheets were as follows:

(In millions)	September 30, 2010	December 31, 2009
Regulatory assets, including current portion:
Income taxes (a)(b)	$230.4	$234.9
Pension benefits and postretirement benefits other than pensions (a)(c)	380.2	396.5
Deferred ENEC charges (d)	71.0	109.5
Transmission revenue requirement (e)	63.9	29.8
Unamortized loss on reacquired debt (a)(f)	34.1	26.8
Unrealized loss on financial transmission rights (a)	0	1.7
Other (g)	66.1	50.8

Subtotal	845.7	850.0
Regulatory liabilities, including current portion:
Net asset removal costs (h)	381.4	374.2
Income taxes	27.9	29.3
SO2 allowances	12.4	12.8
Fort Martin Scrubber project—environmental control surcharge	37.2	40.1
Maryland rate stabilization and transition plan surcharge	2.8	30.1
Unrealized gain on financial transmission rights	9.2	0
Other	15.7	12.1

Subtotal	486.6	498.6

Net regulatory assets	$359.1	$351.4

(a)	Does not earn a return.
(b)	Amount is being recovered over various periods associated with the remaining useful life of related regulated utility property, plant and equipment.
(c)	Amount is being recovered over various periods up to 13 years.
(d)	Includes approximately $48 million at September 30, 2010 that does not earn a return with recovery periods through 2012.
(e)	Amount earns interest at the approved FERC interest rate and will be recovered through 2012.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(f)	Amount is being recovered over various periods through 2025, based upon the maturities of reacquired debt.
(g)	Includes amounts that do not earn a return with various recovery periods through 2027.
(h)	Net asset removal costs of $51.0 million are included in liabilities associated with assets held for sale at December 31, 2009 in the consolidated balance sheet.

NOTE 8: INCOME TAXES

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

The following is a reconciliation of reported income tax expense to income tax expense calculated by applying the federal statutory rate of 35% to income before income taxes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(In millions, except percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$173.4		$122.7		$511.3		$479.4

Income tax expense calculated at the federal statutory rate of 35%	60.7	35.0%	42.9	35.0%	179.0	35.0%	167.8	35.0%
Increases (reductions) resulting from:
Rate-making effects of depreciation differences and removal costs	0.8	0.5	0.7	0.6	2.5	0.5	2.1	0.4
Other state income tax, net of federal income tax benefit	6.6	3.8	4.1	3.3	17.1	3.3	16.8	3.5
Amortization of deferred investment tax credits	(0.9)	(0.5)	(0.9)	(0.7)	(2.6)	(0.5)	(2.7)	(0.6)
Change in estimated Pennsylvania net operating loss benefits	0	0	0	0	0	0	9.5	2.0
Changes in tax reserves related to uncertain tax positions and audit settlements	(9.9)	(5.7)	(0.9)	(0.7)	(7.6)	(1.5)	2.4	0.5
Other, net	1.0	0.5	(0.6)	(0.5)	(0.6)	(0.1)	(0.8)	(0.1)

Income tax expense	$58.3	33.6%	$45.3	37.0%	$187.8	36.7%	$195.1	40.7%

The Commonwealth of Pennsylvania limits the amount of net operating loss carryforwards that may be used to reduce current year taxable income to the greater of $3 million or 15% of taxable income per year for 2010 and the greater of $3 million or 20% of taxable income for years after 2010. During the nine months ended

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

September 30, 2009, Allegheny recorded a charge of $9.5 million, net of applicable federal income tax, to adjust the recorded Pennsylvania net operating loss carryforward asset to reflect estimates of future Pennsylvania taxable income during the carryforward period.

During the three months ended September 30, 2010, Allegheny reduced unrecognized tax benefits by approximately $9.1 million as a result of a lapse of the applicable statute of limitations.

NOTE 9: COMMON STOCK AND DEBT

Common Stock

On September 27, 2010, June 21, 2010 and March 22, 2010, AE paid cash dividends on its common stock of $0.15 per share to shareholders of record at the close of business on September 13, 2010, June 7, 2010 and March 8, 2010, respectively. On October 7, 2010, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share payable on December 27, 2010 to shareholders of record on December 13, 2010.

Debt

Outstanding debt and scheduled debt repayments at September 30, 2010 were as follows:

(In millions)	October 1, 2010 through December 31, 2010	2011	2012	2013	2014	Thereafter	Total
AE Supply:
Medium-Term Notes	$0	$0	$503.2	$0	$0	$600.0	$1,103.2
Pollution Control Bonds	0	0	1.3	0	15.4	251.7	268.4
Exempt Facilities Revenue Bonds	0	0	0	0	0	235.0	235.0
Debentures-AGC	0	0	0	0	0	100.0	100.0

Total AE Supply	0	0	504.5	0	15.4	1,186.7	1,706.6
Monongahela:
Securitized Debt—Environmental Control Bonds (a)	0	11.6	12.2	12.8	13.5	322.1	372.2
First Mortgage Bonds	0	0	0	300.0	120.0	220.0	640.0
Pollution Control Bonds	0	0	6.0	7.1	0	57.1	70.2

Total Monongahela	0	11.6	18.2	319.9	133.5	599.2	1,082.4
West Penn:
First Mortgage Bonds	0	0	0	0	0	420.0	420.0
Medium-Term Notes	0	0	80.0	0	0	0	80.0
Revolving Credit Facility	0	0	0	15.0	0	0	15.0

Total West Penn	0	0	80.0	15.0	0	420.0	515.0
Potomac Edison:
First Mortgage Bonds	0	0	0	0	175.0	245.0	420.0
Securitized Debt—Environmental Control Bonds (a)	0	3.9	4.1	4.3	4.5	107.5	124.3

Total Potomac Edison	0	3.9	4.1	4.3	179.5	352.5	544.3
TrAIL Company:
Medium-Term Notes	0	0	0	0	0	450.0	450.0
Revolving Loan	0	0	0	290.0	0	0	290.0

Total TrAIL	0	0	0	290.0	0	450.0	740.0
Unamortized debt discounts	(0.4)	(1.5)	(1.2)	(1.1)	(0.9)	(2.7)	(7.8)
Eliminations (b)	0	0	(1.3)	0	0	(13.1)	(14.4)

Total consolidated debt	$(0.4)	$14.0	$604.3	$628.1	$327.5	$2,992.6	$4,566.1

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(a)	Amounts represent repayments based upon estimated surcharge collections from customers.
(b)	Amounts represent the elimination of certain pollution control bonds, for which Monongahela and AE Supply are co-obligors.

The environmental control bonds shown in the table above were issued by two bankruptcy remote, special purpose limited liability companies (the “Funding Companies”) that are indirect subsidiaries of Monongahela and Potomac Edison, respectively. Proceeds from the bonds were used to construct environmental control facilities. The Funding Companies own the irrevocable right to collect non-bypassable environmental control charges (the “Environmental Control Charge”) from all customers who receive electric delivery service in Monongahela’s and Potomac Edison’s West Virginia service territories. Principal and interest owing on the environmental control bonds is secured by and payable solely from the proceeds of the Environmental Control Charge. The right to collect Environmental Control Charges is not included on Allegheny’s consolidated balance sheets. Creditors of AE and its subsidiaries other than the Funding Companies have no recourse to any assets or revenues of the Funding Companies.

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt.

2010 Debt Activity

Borrowings and principal repayments on debt during the nine months ended September 30, 2010 were as follows:

(In millions)	Borrowings	Repayments
AE:
AE Revolving Credit Facility	$130.1	$130.1
AE Supply:
Medium-Term Notes	0	150.5
TrAIL Company:
Medium-Term Notes	450.0	0
New TrAIL Company Credit Facility-Revolver	290.0	0
TrAIL Company Credit Facility-Term Loan (a)	30.0	465.0
TrAIL Company Credit Facility-Revolver (a)	0	20.0
West Penn:
Transition Bonds	0	16.0
Revolving Credit Facility	20.0	5.0
Monongahela:
Medium-Term Notes	0	110.0
Environmental Control Bonds	0	11.1
Potomac Edison:
Environmental Control Bonds	0	3.7
Revolving Credit Facility	110.0	110.0

Consolidated Total	$1,030.1	$1,021.4

(a)	Represents debt under TrAIL Company’s previous credit facility, which was repaid and replaced in January 2010 by a new revolving credit facility, which is described below.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On January 15, 2010, Monongahela repaid its $110 million 7.36% medium-term notes.

On January 25, 2010, TrAIL Company issued $450 million aggregate principal amount of 4.0% senior unsecured notes due in 2015 and also entered into a $350 million senior unsecured revolving credit facility with a three-year maturity. The revolving credit facility capacity was increased to $450 million in August 2010. Borrowings under the new credit facility bear interest at a rate that is calculated based on the London Interbank Offered Rate (“LIBOR”) plus a margin based on TrAIL Company’s senior unsecured credit rating. Currently, the margin is 3.0%. TrAIL Company used the net proceeds from the sale of the notes, together with funds from the credit facility, to repay all amounts outstanding under the $550 million senior unsecured credit facility that it entered into in 2008.

On May 3, 2010, Potomac Edison and West Penn entered into new $150 million and $200 million senior unsecured revolving credit facilities, respectively. On May 4, 2010, AE entered into a new $250 million senior unsecured revolving credit facility. The new AE revolving credit facility replaced AE’s previous $376 million revolving credit facility, which was scheduled to mature in May 2011. The AE, Potomac Edison and West Penn credit facilities mature April 30, 2013. Loans under all three credit facilities bear interest at a rate that is calculated based on LIBOR plus a margin based on the borrower’s senior unsecured credit rating. Currently, the margins are 3.0% for AE and 2.75% for Potomac Edison and West Penn. Allegheny capitalized approximately $5.6 million in debt issuance costs related to the three credit facilities.

On July 16, 2010, AE Supply redeemed all $150.5 million of its outstanding 7.80% Medium Term Notes due 2011 and expensed approximately $7.3 million in redemption premiums and unamortized costs associated with the notes.

On October 22, 2010, AGC entered into a $50 million senior unsecured revolving credit facility and borrowed $50 million under the credit facility to pay dividends and a return of capital of $30 million to AE Supply and $20 million to Monongahela. The credit facility matures on December 31, 2013. Loans under the credit facility bear interest at a rate that is calculated based on LIBOR plus a margin based on AGC’s senior unsecured credit rating. Currently, the margin is 2.50%.

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

Allegheny changed the composition of its reportable segments during the fourth quarter of 2009, consistent with changes made to its management structure and the internal financial reporting used by its chief operating decision maker to regularly assess the performance of the business and allocate resources. Segment information for the three and nine months ended September 30, 2009 has been reclassified to conform to the 2010 presentation included below.

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues:
External operating revenues	$167.0	$876.7	$0	$1,043.7	$66.0	$727.7	$0	$793.7
Internal operating revenues	317.5	1.3	(318.8)	0	292.3	1.5	(293.8)	0

Total operating revenues	484.5	878.0	(318.8)	1,043.7	358.3	729.2	(293.8)	793.7

Operating expenses:
Fuel	233.1	90.2	0	323.3	151.2	36.8	0	188.0
Purchased power and transmission	9.0	422.9	(317.5)	114.4	9.0	417.5	(292.3)	134.2
Deferred energy costs, net	0	17.7	0	17.7	0	(14.3)	0	(14.3)
Operations and maintenance	70.2	127.3	(1.3)	196.2	50.2	102.5	(1.5)	151.2
Depreciation and amortization	32.4	49.2	(0.4)	81.2	28.5	43.3	(0.5)	71.3
Taxes other than income taxes	12.3	46.0	0	58.3	12.4	45.0	0	57.4

Total operating expenses	357.0	753.3	(319.2)	791.1	251.3	630.8	(294.3)	587.8

Operating income	127.5	124.7	0.4	252.6	107.0	98.4	0.5	205.9
Other income (expense), net	1.6	6.4	(3.6)	4.4	0.1	4.5	(2.7)	1.9
Interest expense	40.5	44.1	(1.0)	83.6	46.5	38.8	(0.2)	85.1

Income before income taxes	88.6	87.0	(2.2)	173.4	60.6	64.1	(2.0)	122.7
Income tax expense	26.3	32.0	0	58.3	20.4	24.9	0	45.3

Net income	62.3	55.0	(2.2)	115.1	40.2	39.2	(2.0)	77.4
Net income attributable to noncontrolling interest	(2.4)	0	2.4	0	(2.2)	(0.4)	2.2	(0.4)

Net income attributable to Allegheny Energy, Inc.	$59.9	$55.0	$0.2	$115.1	$38.0	$38.8	$0.2	$77.0

(a)	Represents elimination of transactions between reportable segments.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues:
External operating revenues	$408.0	$2,630.3	$0	$3,038.3	$262.1	$2,303.6	$0	$2,565.7
Internal operating revenues	997.0	4.0	(1,001.0)	0	926.0	6.0	(932.0)	0

Total operating revenues	1,405.0	2,634.3	(1,001.0)	3,038.3	1,188.1	2,309.6	(932.0)	2,565.7

Operating expenses:
Fuel	697.7	239.3	0	937.0	490.2	173.6	0	663.8
Purchased power and transmission	27.8	1,358.9	(997.0)	389.7	27.2	1,280.9	(927.7)	380.4
Deferred energy costs, net	0	28.0	0	28.0	0	(38.9)	0	(38.9)
Gain on sale of Virginia distribution business	0	(45.1)	0	(45.1)	0	0	0	0
Operations and maintenance	188.8	388.7	(4.1)	573.4	201.0	322.2	(4.3)	518.9
Depreciation and amortization	97.0	145.9	(1.2)	241.7	76.2	132.2	(1.4)	207.0
Taxes other than income taxes	38.4	133.5	0	171.9	33.7	126.0	0	159.7

Total operating expenses	1,049.7	2,249.2	(1,002.3)	2,296.6	828.3	1,996.0	(933.4)	1,890.9

Operating income	355.3	385.1	1.3	741.7	359.8	313.6	1.4	674.8
Other income (expense), net	3.0	16.9	(10.2)	9.7	1.2	13.2	(8.3)	6.1
Interest expense	112.9	129.9	(2.7)	240.1	84.4	117.8	(0.7)	201.5

Income before income taxes	245.4	272.1	(6.2)	511.3	276.6	209.0	(6.2)	479.4
Income tax expense	83.3	104.5	0	187.8	110.0	85.1	0	195.1

Net income	162.1	167.6	(6.2)	323.5	166.6	123.9	(6.2)	284.3
Net income attributable to noncontrolling interest	(6.9)	0	6.9	0	(6.8)	(0.8)	6.8	(0.8)

Net income attributable to Allegheny Energy, Inc.	$155.2	$167.6	$0.7	$323.5	$159.8	$123.1	$0.6	$283.5

(a)	Represents elimination of transactions between reportable segments.

NOTE 11: FAIR VALUE MEASUREMENTS, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 consisted of the following:

(In millions)	Assets	Liabilities
Cash equivalents (a)	$340.8	$0
Derivative instruments (b):
Current	214.2	(4.0)
Non-current	22.6	(9.9)

Total derivative instruments	236.8	(13.9)

Total recurring fair value measurements	$577.6	$(13.9)

(a)	Cash equivalents represent amounts invested in money market mutual funds and are valued using Level 1 inputs.
(b)	Before netting of cash collateral and financial transmission right (“FTR”) obligation.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table disaggregates the net fair values of derivative assets and liabilities by class, before netting of cash collateral and FTR obligation, based on their level within the fair value hierarchy at September 30, 2010. This table excludes derivatives that have been designated as normal purchases or normal sales.

	Fair Value at September 30, 2010 Using
(In millions)	Level 1	Level 2	Level 3	Total
Derivative assets:
Power contracts	$0	$64.3	$0	$64.3
Gas contracts	5.7	0	0	5.7
FTRs	0	0	166.8	166.8

Total derivative assets	5.7	64.3	166.8	236.8

Derivative liabilities:
Power contracts	(7.9)	(3.9)	0	(11.8)
Interest rate swaps	0	(2.1)	0	(2.1)

Total derivative liabilities	(7.9)	(6.0)	0	(13.9)

Net derivative assets (liabilities)	$(2.2)	$58.3	$166.8	$222.9

The following table shows the expected settlement year for derivative assets and liabilities outstanding before netting of cash collateral and FTR obligation at September 30, 2010. This table excludes derivatives that have been designated as normal purchases or normal sales:

(In millions)	2010	2011	2012	2013	Total
Level 1	$5.7	$0.8	$(8.7)	$0	$(2.2)
Level 2	3.2	53.0	2.1	0	58.3
Level 3	63.2	103.6	0	0	166.8

Net derivative assets (liabilities)	$72.1	$157.4	$(6.6)	$0	$222.9

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Derivative assets and liabilities included in Level 1 primarily consist of exchange-traded futures and other exchange-traded transactions that are valued using closing prices for identical instruments in active markets. Derivative assets and liabilities included in Level 2 primarily consist of non-exchange traded power contracts and interest rate swaps. Derivatives included in Level 2 are valued using a pricing model with inputs that are observable in the market, such as quoted forward prices of commodities, or that can be derived from or corroborated by observable market data. Derivative assets included in Level 3 consist of FTRs and are valued using an internal model based on data from PJM annual and monthly FTR auctions.

The following tables provide a reconciliation of the beginning and ending balance of FTR derivative assets measured at fair value (Level 3):

	Three Months Ended September 30,
(In millions)	2010	2009
Balance at July 1	$241.7	$250.5
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	25.1	(69.5)
Included in regulatory assets or liabilities	13.1	(36.0)
Purchases, issuances and settlements	(113.1)	(20.1)
Transfers in / out of Level 3	0	0

Balance at September 30	$166.8	$124.9

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at September 30	$4.1	$(33.7)

	Nine Months Ended September 30,
(In millions)	2010	2009
Balance at January 1	$96.2	$189.8
Total realized and unrealized gains (losses):
Included in earnings, in operating revenues	48.9	(171.7)
Included in regulatory assets or liabilities	25.6	(86.7)
Purchases, issuances and settlements	(3.9)	193.5
Transfers in / out of Level 3	0	0

Balance at September 30	$166.8	$124.9

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to Level 3 assets held at September 30	$17.2	$(15.5)

There were no transfers between Level 1 and Level 2, and no transfers into or out of Level 3, of the fair value hierarchy for the nine months ended September 30, 2010. To the extent that it has transfers between these levels, Allegheny accounts for the transfers at the end of the reporting period.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The volume and expiration of Allegheny’s derivative contracts at September 30, 2010 that did not qualify for the normal purchase or normal sale exemption were as follows:

(In millions)	2010	2011	2012	2013	Total
Electricity contracts (MWhs):
Sales of power	0.8	10.4	2.4	0	13.6
Purchases of power	0.1	1.6	0.6	0	2.3
FTRs (MWhs)	16.3	26.7	0	0	43.0
Gas contracts—Kern River (decatherms):
Sales of gas	5.5	0	0	0	5.5
Purchases of gas	5.8	0	0	0	5.8
Interest rate swaps (notional dollars):
Interest rate swap agreements (fixed rate to floating rate)	$0	$200	$0	$0	$200
Interest rate swap agreements (floating rate to fixed rate)	$0	$200	$0	$0	$200

Allegheny enters into derivative contracts for the sale or purchase of power to hedge the variable price risks related to forecasted sales or purchases of power. To the extent that such contracts qualify and are designated as cash flow hedging instruments, the effective portion of unrealized gain or loss on the derivative contract is reported as a component of other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. Allegheny had 6.3 million MWhs of derivative electricity contracts that qualify and were designated as cash flow hedging instruments at September 30, 2010. Changes in the fair value of derivative electricity contracts that are not qualifying cash flow hedge instruments are reported in revenues on a mark-to-market basis. Allegheny had 9.6 million MWhs of derivative electricity contracts that were not designated as cash flow hedge instruments at September 30, 2010, including approximately 4.2 million MWhs that were de-designated on July 16, 2010.

Allegheny entered into derivative contracts for the forward purchase and sale of gas to hedge a portion of the value of a capacity contract related to the Kern River pipeline that did not qualify for cash flow hedge accounting. Interest rate swaps at September 30, 2010 include two interest rate swap agreements with an aggregate notional value of $200 million that were entered into during 2003 to substantially offset two existing interest rate swaps with the same counterparty. The 2003 agreements effectively locked in a net liability and substantially eliminated future income volatility from the interest rate swap positions but do not qualify for cash flow hedge accounting.

Allegheny also holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with Allegheny’s load obligations. These future obligations are not reflected on Allegheny’s Consolidated Balance Sheets, and the FTRs have not been designated as cash flow hedge instruments. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. Allegheny acquires its FTRs in an annual auction through a self-scheduling process involving the use of auction revenue rights (“ARRs”) allocated to members of PJM that have load serving obligations. Allegheny initially records FTRs and a FTR obligation payable to PJM at the annual FTR auction price, and subsequently adjusts the carrying value of remaining FTRs to their estimated fair value at the end of each accounting period prior to settlement. Changes in the fair value of FTRs held by Allegheny’s unregulated subsidiaries are included in operating revenues as unrealized gains or losses. Unrealized gains or losses on FTRs held by Allegheny’s regulated subsidiaries are recorded as regulatory assets or liabilities.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Derivative contracts that have been designated as normal purchases or normal sales are not subject to mark-to-market accounting treatment, and their effects are included in earnings at the time of contract performance.

The recorded fair values of derivatives at September 30, 2010 were as follows:

	Power Contracts		Gas Contracts -Kern River	Interest Rate Swaps	FTRs	Gross Derivatives	Netting	Net Derivatives	FTR Obligation (a)	Collateral	Balance Sheet Derivatives
(In millions)	Sales	Purchases
Derivatives designated as hedging instruments:
Derivative assets:
Current	$26.9	$0	$0	$0	$0	$26.9	$(26.9)	$0	$0	$0	$0
Long-term	11.2	0	0	0	0	11.2	(11.2)	0	0	0	0

Total derivative assets	38.1	0	0	0	0	38.1	(38.1)	0	0	0	0
Derivative liabilities:
Current	(0.1)	0	0	0	0	(0.1)	0.1	0	0	0	0
Long-term	(0.1)	0	0	0	0	(0.1)	0.1	0	0	0	0

Total derivative liabilities	(0.2)	0	0	0	0	(0.2)	0.2	0	0	0	0

Total designated	37.9	0	0	0	0	37.9	(37.9)	0	0	0	0

Derivatives not designated as hedging instruments:
Derivative assets:
Current	18.3	0	8.8	0	166.8	193.9	20.3	214.2	(166.8)	(2.4)	45.0
Long-term	12.9	0	0	0	0	12.9	9.7	22.6	0	0	22.6

Total derivative assets	31.2	0	8.8	0	166.8	206.8	30.0	236.8	(166.8)	(2.4)	67.6
Derivative liabilities:
Current	(0.2)	(5.1)	(3.0)	(2.1)	0	(10.4)	6.4	(4.0)	0	0	(4.0)
Long-term	(0.9)	(10.5)	0	0	0	(11.4)	1.5	(9.9)	0	5.1	(4.8)

Total derivative liabilities	(1.1)	(15.6)	(3.0)	(2.1)	0	(21.8)	7.9	(13.9)	0	5.1	(8.8)

Total not designated	30.1	(15.6)	5.8	(2.1)	166.8	185.0	37.9	222.9	(166.8)	2.7	58.8

Total derivatives	$68.0	$(15.6)	$5.8	$(2.1)	$166.8	$222.9	$0	$222.9	$(166.8)	$2.7	$58.8

(a)	The FTR obligation at September 30, 2010 was $176.8 million and is payable to PJM in approximately equal weekly amounts through the PJM planning year ending May 31, 2011. Of this obligation, $166.8 million has been netted against the FTR derivative asset balance and the remaining $10.0 million is included in non-derivative current liabilities on the consolidated balance sheet.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months Ended September 30,
(In millions)	2010	2009
Accumulated OCI derivative gain at July 1 (before tax effect of $4.9 million and $22.6 million, respectively)	$12.6	$58.7
Effective portion of changes in fair value (before tax effect of $12.2 million and $(6.2) million, respectively)	31.4	(15.8)
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $1.9 million and $(15.2) million, respectively)	5.1	(39.3)

Accumulated OCI derivative gain at September 30 (before tax effect of $19.0 million and $1.4 million, respectively)	$49.1	$3.6

	Nine Months Ended September 30,
(In millions)	2010	2009
Accumulated OCI derivative gain (loss) at January 1 (before tax effect of $(10.8) million and $17.8 million, respectively)	$(27.6)	$45.8
Effective portion of changes in fair value (before tax effect of $26.4 million and $10.6 million, respectively)	68.2	27.6
Reclassifications of (gains) losses from accumulated OCI to earnings (before tax effect of $3.4 million and $(27.1) million, respectively)	8.5	(69.8)

Accumulated OCI derivative gain at September 30 (before tax effect of $19.0 million and $1.4 million, respectively)	$49.1	$3.6

Derivative gains included in accumulated OCI in the amount of $32.9 million, before tax, are expected to be reclassified to earnings over the next twelve months.

The following table shows the location and amounts of gains (losses) relating to derivative assets and liabilities that qualified for cash flow hedge accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Gain (loss) recognized in OCI (effective portion)	$31.4	$(15.8)	$68.2	$27.6

Gains (losses) reclassified from accumulated OCI into operating revenues (effective portion)	$(5.1)	$39.3	$(8.5)	$69.8

Gain (loss) recognized in operating revenues (ineffective portion)	$1.4	$(1.2)	$(10.8)	$(2.9)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Unrealized gains (losses) on derivative instruments not designated or qualifying as cash flow hedge instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Recorded in operating revenues:
Interest rate swaps	$3.0	$3.0	$6.1	$6.0
Mark-to-market power contracts	13.8	(4.4)	12.6	(11.6)
Gas contracts—Kern River	(10.3)	(6.8)	(26.2)	11.1
FTRs	5.6	(6.2)	20.7	21.3
Recorded in fuel expense:
Coal purchase contracts—PRB	0	(3.9)	0	(7.8)
Recorded in regulatory liabilities (assets):
FTRs	3.0	(3.3)	10.9	9.7
Coal purchase contracts—PRB	0	(3.6)	0	(7.5)

Total	$15.1	$(25.2)	$24.1	$21.2

Credit Related Contingent Features

Certain of AE Supply’s derivative contracts contain collateral posting requirements tied to its credit ratings that would require posting of additional collateral in the event of a credit rating downgrade. The aggregate fair value of these derivative contracts that were in a liability position, disregarding any contractual netting arrangements, at September 30, 2010 was $7.6 million, for which AE Supply posted no collateral. A one level downgrade in AE Supply’s senior unsecured credit rating at September 30, 2010 would have required the posting of a total of $6.7 million of collateral for such derivative contracts in a liability position. A downgrade in AE Supply’s senior unsecured credit rating at September 30, 2010 to below Standard & Poor’s BB- or Moody’s Ba3 would have required the posting of a total of $11.3 million of collateral for such derivative contracts in a liability position.

Credit Exposure

Allegheny has credit exposure to energy trading counterparties, in most cases for the fair value of multi-year contracts for energy sales and purchases. If its counterparties fail to perform their obligations under these contracts, Allegheny would experience lower revenues or higher costs to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 12: STOCK-BASED COMPENSATION

No stock-based compensation cost was capitalized during the nine months ended September 30, 2010 and 2009. The following table summarizes stock-based compensation expense included in operations and maintenance expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Performance shares	$4.4	$1.4	$10.1	$5.5
Stock options	3.8	1.7	6.5	5.6
Non-employee director stock awards	0.2	0.3	0.6	0.7
Restricted shares	0.2	0	0.3	0
Stock units	0	0	0	0.1

Total stock-based compensation expense	8.6	3.4	17.5	11.9
Income tax benefit	3.5	1.4	7.1	4.8

Total stock-based compensation expense, net of tax	$5.1	$2.0	$10.4	$7.1

Employee stock options, performance shares and restricted share awards granted prior to February 10, 2010 became fully vested and exercisable upon the approval of the proposed Merger with FirstEnergy by AE’s stockholders at a special meeting held on September 14, 2010. The remaining cost of approximately $4.5 million associated with these awards that previously was being amortized over the original vesting period was accelerated and expensed during the third quarter of 2010.

Stock Options

Allegheny records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant under the Black-Scholes option-pricing model. No stock options were granted during the three and nine months ended September 30, 2010.

Stock option activity during the three and nine months ended September 30, 2010 was as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2010	2,806,937	$27.80
Exercised (a)	(12,148)	$20.07
Forfeited/expired	(5,667)	$35.15

Outstanding and exercisable at September 30, 2010	2,789,122	$27.82	$9.4	(b)

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	2,852,942	$27.62
Exercised (a)	(51,250)	$14.94
Forfeited/expired	(12,570)	$35.40

Outstanding and exercisable at September 30, 2010	2,789,122	$27.82	$9.4	(b)

(a)	Proceeds to AE from stock option exercises were $0.2 million and $0.8 million for the three and nine months ended September 30, 2010. AE issued new shares of its common stock to satisfy these stock option exercises.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(b)	Represents the total pre-tax intrinsic value based on the difference between the exercise price of stock options that have an exercise price lower than AE’s closing stock price of $24.52 on September 30, 2010.

As of September 30, 2010, Allegheny had no unrecognized compensation cost related to stock options.

At September 30, 2010, Allegheny had approximately $63.0 million in excess tax benefits related to share based awards that had not yet been credited to other paid-in capital because of Allegheny’s federal income tax net operating loss carryforward position. During the first quarter of 2009, Allegheny recorded a credit to other paid-in capital in the amount of approximately $19.7 million representing estimated share-based excess income tax benefits to be realized during 2009. This credit to other paid-in capital was reversed during the third quarter of 2009 as a result of a change in estimated taxable income.

Performance Shares

During 2008 and 2009, AE granted equity-based performance shares to key employees pursuant to which award recipients could earn shares of AE common stock based on AE’s Total Shareholder Return (“TSR”) compared to the total return of the companies in the Dow Jones U.S. Electric Utilities Index over a three-year performance period beginning on the date of each grant. Upon stockholder approval of the proposed Merger with FirstEnergy, AE settled all 241,989 outstanding TSR performance shares through the issuance of 155,027 shares of its common stock, representing 100% of each participant’s target award less shares withheld to meet minimum income tax withholding requirements.

Additionally, in 2008, 2009 and 2010, AE granted equity-based performance shares to key employees pursuant to which award recipients may earn shares of AE common stock based on AE’s performance over a three-year period compared to its Annual Incentive Plan (“AIP”) targets established at the beginning of each year. Upon stockholder approval of the proposed Merger with FirstEnergy, AE settled all 242,266 outstanding AIP performance shares awarded in 2008 and 2009 through the issuance of 154,771 shares of its common stock, representing 100% of each participant’s target award less shares withheld to meet minimum income tax withholding requirements. As of September 30, 2010, there was approximately $7.6 million of unrecognized compensation cost related to 2010 AIP performance share awards, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Activity in target performance shares linked to the AIP for the three and nine months ended September 30, 2010 was as follows:

Number of Shares
AIP performance shares outstanding at June 30, 2010	1,002,839
AIP performance shares settled	(242,266)
Forfeited	(2,661)

AIP performance shares outstanding at September 30, 2010	757,912

Number of Shares
AIP performance shares outstanding at December 31, 2009	244,010
Granted	764,049
AIP performance shares settled	(242,266)
Forfeited	(7,881)

AIP performance shares outstanding at September 30, 2010	757,912

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Non-Employee Director Stock Awards

Non-employee director stock awards activity for the three and nine months ended September 30, 2010 was as follows:

Number of Shares
Shares earned but not issued at June 30, 2010	99,876
Granted	9,000
Issued	(3,000)
Dividends on earned but not issued shares	615

Shares earned but not issued at September 30, 2010	106,491

Number of Shares
Shares earned but not issued at December 31, 2009	86,689
Granted	27,000
Issued	(9,000)
Dividends on earned but not issued shares	1,802

Shares earned but not issued at September 30, 2010	106,491

Restricted Shares

All 11,900 outstanding shares of restricted stock vested upon stockholder approval of the proposed Merger, of which 3,642 shares were purchased as treasury stock to meet minimum income tax withholding requirements.

NOTE 13: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of Allegheny’s personnel, including officers, are employed by AESC and are covered by a noncontributory, defined benefit pension plan. Allegheny also maintains a Supplemental Executive Retirement Plan (the “SERP”) for certain senior executives.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of the net periodic cost for pension benefits for employees and covered dependents by Allegheny were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$6.6	$5.6	$19.7	$16.8
Interest cost	17.9	17.7	53.7	53.2
Expected return on plan assets	(18.5)	(18.5)	(55.4)	(55.7)
Amortization of unrecognized transition obligation	0.1	0.1	0.3	0.3
Amortization of prior service cost	0.8	0.8	2.4	2.4
Recognized actuarial loss	4.6	2.8	13.7	8.4

Net periodic cost	$11.5	$8.5	$34.4	$25.4

The components of the net periodic cost for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents by Allegheny were as follows:

	Postretirement Benefits Other than Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$1.1	$1.1	$3.2	$3.3
Interest cost	3.9	4.3	11.7	12.9
Expected return on plan assets	(1.5)	(1.3)	(4.5)	(4.0)
Amortization of unrecognized transition obligation	1.4	1.4	4.3	4.3
Recognized actuarial loss	0	0.5	0	1.4

Net periodic cost	$4.9	$6.0	$14.7	$17.9

For the three months ended September 30, 2010 and 2009, Allegheny capitalized $4.8 million and $4.6 million, respectively, and for the nine months ended September 30, 2010 and 2009, Allegheny capitalized $14.6 million and $13.3 million, respectively, of the above net periodic cost amounts to CWIP, a component of “Property, plant and equipment, net.”

During the first quarter of 2010, Allegheny determined that its benefit obligation of $264.2 million at December 31, 2009 for postretirement benefits other than pensions was understated by approximately $14.9 million. As a result, Allegheny increased its recorded benefit obligation during the first quarter of 2010, and recorded additional expense of approximately $10.4 million and a charge to CWIP in the amount of approximately $4.5 million.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. This legislation effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

actuarially equivalent to prescription drug benefits provided under Medicare Part D. Beginning in 2013, an employer’s income tax deduction for the cost of providing Medicare Part D equivalent prescription drug benefits will be reduced by the amount of the federal subsidy. The impact of this change in tax treatment of the federal subsidy did not have a significant impact on Allegheny’s deferred income tax assets or income tax expense, because Allegheny expects that the majority of the prescription drug benefits provided under its health benefit plans will not be actuarially equivalent to Medicare Part D benefits for periods after 2011.

Contributions

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may make additional discretionary contributions to increase the funded level of the plan. During the three and nine months ended September 30, 2010, Allegheny contributed $65.0 million to its qualified pension plan and $0.1 million and $0.4 million, respectively, to its SERP. Allegheny made approximately $0.7 million and $4.3 million in contributions to its postretirement benefit plans other than pension plans during the three and nine months ended September 30, 2010, respectively.

In October 2010, Allegheny contributed an additional $12 million to its qualified pension plan and does not expect to make any additional contributions to this plan during the remainder of 2010. Allegheny expects to contribute approximately $0.8 million to fund postretirement benefits other than pensions during the fourth quarter of 2010.

Allegheny made matching contributions in cash to its Employee Stock Ownership and Savings Plan in the amount of $2.2 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and $6.9 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively. These contributions, less amounts capitalized in CWIP, were expensed. The capitalized portions of these costs were $0.7 million for each of the three months ended September 30, 2010 and 2009, respectively, and $2.0 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 14: FINANCIAL INSTRUMENTS

As of September 30, 2010 and December 31, 2009, the carrying amounts of accounts receivable and accounts payable are representative of fair value because of their short-term nature. The carrying amounts and estimated fair values of long-term debt, including long-term debt due within one year, net of unamortized debt discounts of $7.8 million and $7.4 million at September 30, 2010 and December 31, 2009, respectively were as follows:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,566.1	$4,829.3	$4,557.8	$4,729.1

The fair value of long-term debt was estimated based on actual market prices or market prices of similar debt issues.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 15: COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net income	$115.1	$77.4	$323.5	$284.3
Other comprehensive income (loss), net of tax:
Cash flow hedges, net of tax of $14.1, $(21.4), $29.8 and $(16.5), respectively	22.4	(33.7)	46.9	(25.7)
Defined benefit pension and other benefit plan amortization, net of tax of $5.7, $0.6, $6.6 and $1.7 respectively	8.8	0.8	9.9	2.5

Comprehensive income	146.3	44.5	380.3	261.1
Less comprehensive income attributable to noncontrolling interest	0	(0.4)	0	(0.8)

Comprehensive income attributable to Allegheny Energy, Inc.	$146.3	$44.1	$380.3	$260.3

The components of accumulated other comprehensive loss, included in the shareholders’ equity section of the Consolidated Balance Sheets, were as follows:

(In millions)	September 30, 2010	December 31, 2009
Cash flow hedges, net of tax of $19.0 million and $(10.8) million, respectively	$30.1	$(16.8)
Net unrecognized pension and other benefit plan costs, net of tax of $(43.1) million and $(49.7) million, respectively	(63.2)	(73.1)

Total	$(33.1)	$(89.9)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 16: EARNINGS PER SHARE

The reconciliation of the basic and diluted earnings per common share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share and per share amounts)	2010	2009	2010	2009
Basic Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$115.1	$77.0	$323.5	$283.5

Denominator:
Weighted average common shares outstanding	169,774,391	169,565,262	169,705,121	169,503,916

Basic earnings per share attributable to Allegheny Energy, Inc.	$0.68	$0.45	$1.91	$1.67

Diluted Income per Share:
Numerator:
Net income attributable to Allegheny Energy, Inc.	$115.1	$77.0	$323.5	$283.5

Denominator:
Weighted average common shares outstanding	169,774,391	169,565,262	169,705,121	169,503,916
Effect of dilutive securities:
Stock options (a)	307,320	412,767	301,967	399,548
Performance shares	197,697	17,261	132,740	18,005
Stock units	0	2,262	0	3,595

Total shares	170,279,408	169,997,552	170,139,828	169,925,064

Diluted earnings per share attributable to Allegheny Energy, Inc.	$0.68	$0.45	$1.90	$1.67

(a)	The dilutive share calculations exclude 1,958,706 shares and 2,007,513 shares for the three months ended September 30, 2010 and 2009, respectively, and 1,968,966 shares and 1,750,389 shares for the nine months ended September 30, 2010 and 2009, respectively, relating to stock options because the inclusion of these amounts would have been antidilutive under the treasury stock method.

NOTE 17: VARIABLE INTEREST ENTITIES

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Potomac Edison purchased power from an IPP in the amount of $29.1 million and $19.5 million for the three months ended September 30, 2010 and 2009, respectively, and $89.2 million and $65.6 million for the nine months ended September 30, 2010 and 2009, respectively. West Penn purchased power from an IPP in the amount of $11.5 million and $11.6 million for the three months ended September 30, 2010 and 2009, respectively and $29.9 million and $35.7 million for the nine months ended September 30, 2010 and 2009, respectively. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable potential VIE, because neither has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

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

At September 30, 2010, Allegheny’s maximum exposure to loss related to APS Constellation consisted of a $0.7 million equity investment in APS Constellation, a letter of credit guarantee of $3.1 million and recourse guarantees of $6.0 million. These guarantees are not recorded on Allegheny’s Consolidated Balance Sheet.

PATH WV. As described in Note 1, “Business and Basis of Presentation,” PATH WV is owned equally by Allegheny and AEP. As described in Note 3, “Recently Adopted and Recently Issued Accounting Standards,” Allegheny deconsolidated PATH WV from its financial statements effective January 1, 2010, and accounts for its investment in PATH WV under the equity method. Allegheny and AEP provide certain services to PATH WV and make capital contributions to PATH WV as needed. At September 30, 2010, Allegheny’s consolidated balance sheet included Allegheny’s investment in PATH WV on the equity method of accounting in the amount of $21.7 million. At December 31, 2009, Allegheny’s consolidated balance sheet included property, plant and equipment of PATH WV in the amount of approximately $35.8 million, cash and cash equivalents of $3.4 million and noncontrolling interest related to AEP’s ownership of approximately $14.9 million. Allegheny’s consolidated statement of income for the three and nine months ended September 30, 2010 included other income of $1.0 million and $2.8 million, respectively, representing Allegheny’s 50% equity in the pre-tax earnings of PATH WV. Allegheny’s consolidated statement of income for the three and nine months ended September 30, 2009 included revenues of $3.2 million and $7.7 million, respectively, pretax income of $1.3 million and $2.8 million, respectively and net income attributable to noncontrolling interest of $0.4 million and $0.8 million, respectively.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Allegheny expects to make capital contributions to PATH WV to support its construction projects. Because of the nature of PATH WV’s operations and its FERC-approved rate mechanism, Allegheny’s maximum exposure to loss consists of its advances to, and investment in, PATH WV, which were $0.7 million and $21.7 million, respectively, at September 30, 2010.

Energy Insurance Services, Inc. Allegheny has entered into an insurance arrangement with Energy Insurance Services, Inc. (“EIS”). EIS has multiple protected cells and writes policies for Allegheny in one segregated cell, referred to as Mutual Business Program No. 2 (the “Program”). Neither Allegheny nor its subsidiaries have an equity investment in EIS. The Program is governed by a Participation Agreement that limits claims paid on policies that are not reinsured to premium payments made by Allegheny, contributions to surplus and any investment returns on those premiums less expenses. The accounts of EIS are included in Allegheny’s Consolidated Financial Statements because Allegheny is the sole beneficiary of the Program. Insurance premiums for the Program were $7.0 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively, and were $8.7 million and $9.6 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, total assets were $18.9 million, consisting primarily of investments, and total liabilities were $14.9 million, consisting primarily of claim reserves. At September 30, 2010, Allegheny’s maximum exposure to loss related to EIS consisted of a $4.0 million equity investment in EIS recorded on its Consolidated Balance Sheet.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Allegheny is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. Allegheny cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses. Management records charges for estimated losses to the extent that information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses may have an adverse effect on Allegheny’s results of operations, cash flows and financial condition. AE and its subsidiaries are from time to time involved in litigation and other legal disputes in the ordinary course of business, including but not limited to the matters described below.

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

Allegheny produces approximately 95% of its electricity at coal-fired facilities and currently produces approximately 45 million tons of CO2 annually through its energy production. While there are many unknowns concerning the final regulation of greenhouse gases in the United States, federal and/or state legislation and implementing regulations addressing climate change, including limits on emissions of CO2, likely will be adopted some time in the future. Thus, CO2 legislation and regulation, if not reasonably designed, could have a significant impact on Allegheny’s operations. Several legislative initiatives have been introduced in both houses of Congress with varying levels of support, but to date, no CO2 –specific law has been passed.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Concurrently, the U.S. Environmental Protection Agency (the “EPA”) is moving to regulate greenhouse gas emissions under the Clean Air Act of 1970 (the “Clean Air Act”). On December 7, 2009, the EPA announced its Greenhouse Gas Endangerment Finding, stating that greenhouse gas emissions from cars and light trucks, when mixed in the atmosphere, endanger public health. The finding provides the EPA with a basis on which to regulate greenhouse gas emissions from vehicle tailpipes under the provisions of the Clean Air Act. Once a pollutant is regulated under the Clean Air Act for one source category, the EPA has authority to apply similar regulations to other source categories. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) announced a joint final rule that applies to passenger cars, light-duty trucks and medium-duty passenger vehicles, covering model years 2012 through 2016. Under the Clean Air Act, regulation of greenhouse gas emissions from vehicles also triggers requirements for new and modified stationary sources to control greenhouse gas emissions under the Prevention of Significant Deterioration (“PSD”) program. Regulation of the stationary sources will be implemented through the final version of the “tailoring rule” issued on June 3, 2010. The tailoring rule will become effective on January 2, 2011. For six months, only new and modified sources already required to control emissions of other air pollutants will be required to control greenhouse gas emissions. Beginning July 1, 2011, new sources above 100,000 tons per year and modified existing sources with emissions increases above 75,000 tons per year (which may include Allegheny’s facilities, but only to the extent any modifications to those facilities triggers application of the rule) will be required to control emissions.

There is a gap between the current capabilities of technology and the desired reduction levels in the current proposed legislation and regulations; no current commercial-scale technology exists to enable many of the reduction levels in national, regional and state proposals. Such technology may not become available within a timeframe consistent with the implementation of any future climate control initiatives or at all. To the extent that such technology does become available, Allegheny can provide no assurance that it will be suitable for installation at Allegheny’s generation facilities on a cost effective basis or at all. Based on estimates from a 2007 Department of Energy National Electric Technology Laboratory report and recently announced projects by other entities, it could cost as much as $5,500 per kW to replace existing coal-based power generation with fossil fuel stations capable of capturing and sequestering CO2 emissions. However, exact estimates are difficult because of the variance in the legislative proposals and the current lack of deployable technology.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Following the February 2008 vacature of EPA’s 2005 Clean Air Mercury Rule (“CAMR”) by the U.S. Court of Appeals for the District of Columbia, the EPA announced plans to propose a new maximum achievable control technology rule for hazardous air pollutant emissions from electric utility steam generating units in the first half of 2011. The EPA plans to finalize the new rule by November 2011. Allegheny is monitoring the EPA’s efforts to promulgate hazardous air pollutant rules that will include, but will not be limited to, mercury limits. To establish these standards, the EPA must identify the best performing 12% of sources in each source category and, to that end, has issued an information request to members of the fossil fuel-fired generating industry that includes a requirement to conduct extensive stack emissions testing on selected generating units. Allegheny is required to conduct stack testing for eight of its generating units. Depending on the final hazardous air pollution limits set by the EPA, Allegheny could incur significant costs for additional control equipment.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On April 1, 2009, the U.S. Supreme Court reversed the appeals court decision and upheld the EPA’s authority to use cost/benefit analysis. EPA plans to issue a proposed rule addressing the issues remanded by the Court in 2010 and to issue a final rule in 2012. Depending on the standards set by the EPA when it reissues this rule, Allegheny could incur significant costs for additional control equipment.

Monongahela River Water Quality. In late 2008, the PA DEP imposed water quality criteria for certain effluents, including total dissolved solid (“TDS”) and sulfate concentrations in the Monongahela River, on new and modified sources, including the Scrubber project at the Hatfield’s Ferry generation facility. These criteria are reflected in the current PA DEP water discharge permit for that project. AE Supply has appealed the PA DEP’s permitting decision, which would require it to incur significant costs or negatively affect its ability to operate the Scrubbers as designed. Preliminary studies indicate an initial capital investment of approximately $62 million in

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

order to install technology to meet the TDS and sulfate limits in the permit. The permit has been independently appealed by Environmental Integrity Project and Citizens Coal Council who seek to impose more stringent technology-based effluent limitations. Those same parties have intervened in the appeal filed by AE Supply, and both appeals have been consolidated for discovery purposes. An order has been entered that stays the permit limits that AE Supply has challenged while the appeal is pending. The hearing is scheduled to begin on September 13, 2011. AE Supply intends to vigorously pursue these issues, but cannot predict the outcome of these appeals. The PA DEP recommended an end-of-pipe limit TDS rule, and the Pennsylvania Environmental Quality Board issued the final rule on August 21, 2010. Allegheny could incur significant costs for additional control equipment to meet the requirements of this rule, although its provisions do not apply to electric generating units until the end of 2018, and then only if the EPA has not promulgated TDS effluent limitation guidelines applicable to such units.

In October 2009, the WVDEP issued the water discharge permit for the Fort Martin generation facility. Similar to the Hatfield’s Ferry water discharge permit issued for the Scrubber project, the Fort Martin permit imposes effluent limitations for TDS and sulfate concentrations. The permit also imposes temperature limitations and other effluent limits for heavy metals that are not contained in the Hatfield’s Ferry water permit. Concurrent with the issuance of the Fort Martin permit, WVDEP also issued an administrative order that sets deadlines for Monongahela to meet certain of the effluent limits that are effective immediately under the terms of the permit. Monongahela has appealed the Fort Martin permit and the administrative order. The appeal includes a request to stay certain of the conditions of the permit and order while the appeal is pending. The request to stay has been granted pending a final decision on appeal and subject to WVDEP moving to dissolve the stay. The appeals have been consolidated. Monongahela moved to dismiss certain of the permit conditions for the failure of the WVDEP to submit those conditions for public review and comment during the permitting process. An agreed-upon order that suspends further action on this appeal, pending WVDEP’s release for public review and comment on those conditions, was entered on August 11, 2010. The stay remains in effect during that process. The current terms of the Fort Martin permit would require Monongahela to incur significant costs or negatively impact operations at Fort Martin. Preliminary information indicates an initial capital investment in excess of the capital investment that may be needed at Hatfield’s Ferry in order to install technology to meet the TDS and sulfate limits in the Fort Martin permit, which technology may also meet certain of the other effluent limits in the permit. Additional technology may be needed to meet certain other limits in the permit. Monongahela intends to vigorously pursue these issues but cannot predict the outcome of these appeals.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Potential Impact of Recent EPA and Climate Change Initiatives. Implementation of the EPA’s current proposals with regard to air quality, water quality and CCR, as described above, would, together with potential climate change legislation, require extensive and costly changes to the nation’s electric generation fleet, including the installation of new pollution controls, retirement of many existing generating facilities and construction of new generating capacity. Several industry and industry-related assessments, while varying in their estimates and assumptions, estimate that if implementation of these initiatives proceeds according to currently proposed schedules, the combined national cost through 2015 associated with required retrofitting of existing facilities and construction of new facilities could be hundreds of billions of dollars. Additionally, it is estimated that the cost of complying with these initiatives would not be economically justified for many individual facilities and would therefore result in the retirement of a significant portion of the nation’s existing coal-fired generation capacity. While specific estimates involve complex models incorporating many variables and assumptions that are subject to individual interpretation and are highly subject to change, it is clear that timely compliance would be challenging and require significant investment, both at the industry level and for Allegheny, which could be required to install a variety of additional pollution controls at a number of its generating facilities and could be compelled to retire certain of its subcritical facilities.

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

On January 6, 2005, AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal District Court in West Virginia (“West Virginia DJ

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Action”). This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia comply with the Clean Air Act. The Attorneys General filed a motion to dismiss the West Virginia DJ Action that has not been ruled upon by the Court. On August 12, 2010, the Court granted the motion to dismiss, and the lawsuit has been concluded.

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (the “PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania generation facilities that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland Attorney General. On January 17, 2006, the PA DEP and the Attorneys General filed an amended complaint. On May 30, 2006, the District Court denied Allegheny’s motion to dismiss the amended complaint. On July 26, 2006, at a status conference, the Court determined that discovery would proceed regarding liability issues, but not remedies. Discovery on the liability phase closed on December 31, 2007, and summary judgment briefing was completed during the first quarter of 2008. On November 18, 2008, the District Court issued a Memorandum Order denying all motions for summary judgment and establishing certain legal standards to govern at trial. In December 2009, a new trial judge was assigned to the case who then entered an order granting a motion to reconsider the rulings in the November 2008 Memorandum Order. On April 18, 2010, the new judge issued an opinion, again denying all motions for summary judgment and establishing certain legal standards to govern at trial. The non-jury trial on liability only was held in September 2010. Plaintiffs must file their proposed findings of fact and conclusions of law on or before December 3, 2010, and Allegheny must make its related filings on or before January 19, 2011. The trial judge will issue his rulings after those filings have been made.

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

Global Warming Class Action. On April 9, 2006, AE, along with numerous other companies with coal-fired generation facilities and companies in other industries, was named as a defendant in a class action lawsuit in the United States District Court for the Southern District of Mississippi. On behalf of a purported class of residents and property owners in Mississippi who were harmed by Hurricane Katrina, the named plaintiffs allege that the emission of greenhouse gases by the defendants contributed to global warming, thereby causing Hurricane Katrina and plaintiffs’ damages. The plaintiffs seek unspecified damages. On December 6, 2006, AE filed a motion to dismiss plaintiffs’ complaint on jurisdictional grounds and then joined a motion filed by other defendants to dismiss the complaint for failure to state a claim. At a hearing on August 30, 2007, the Court granted the motion to dismiss that AE had joined and dismissed all of the plaintiffs’ claims against all defendants. Plaintiffs appealed that ruling to the United States Court of Appeals for the Fifth Circuit. On October 6, 2009, the assigned panel of the appellate court issued a written opinion that reversed the judgment

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

entered by the District Court in favor of the defendants with respect to certain of the plaintiffs’ claims and remanded the case to the District Court for further proceedings. On November 25, 2009, AE and others filed a petition to have all of the judges of the Fifth Circuit rehear the issues addressed in the panel’s October 6, 2009 opinion. That petition was granted and oral argument was set for May 24, 2010. However, the parties were notified on April 30, 2010 that the Court was unable to empanel the necessary nine judges to hear the merits of the appeal due to recusals. The Court then entered an order on May 28, 2010, reinstating the ruling of the lower court that entered judgment in favor of the defendants and dismissing plaintiffs’ appeal. Plaintiffs filed a Petition for Mandamus with the United States Supreme Court on August 26, 2010. Defendants must file their response to the petition on or before October 29, 2010. AE intends to vigorously defend against this action but cannot predict its outcome.

Other Litigation

Shareholder Actions. In connection with AE’s proposed Merger with a subsidiary of FirstEnergy, purported AE shareholders filed in the first quarter of 2010 several separate putative shareholder class action and/or derivative lawsuits in Pennsylvania and Maryland state courts, as well as in the United States District Court for the Western District of Pennsylvania against AE, its directors and certain of its officers (the “AE Defendants”), FirstEnergy and Merger Sub. The lawsuits alleged, among other things, that the AE directors breached their fiduciary duties by approving the Merger Agreement and that AE, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The lawsuits also alleged that the Merger consideration is unfair, that certain other terms in the Merger Agreement are unfair and that certain individual defendants are financially interested in the Merger. Among other remedies, the lawsuits sought to enjoin the Merger, or in the event that an injunction was not awarded, money damages. While AE believes the lawsuits are without merit and has defended vigorously against the claims, in order to avoid the costs associated with the litigation, the defendants agreed to a disclosure-based settlement of the lawsuits.

In exchange for AE’s agreement with plaintiffs’ counsel to include additional disclosure in the joint proxy statement/prospectus mailed to AE’s and FirstEnergy’s shareholders in connection with the Merger, and subject to court approval, plaintiff’s counsel agreed to, among other matters, the dismissal of all claims asserted in the lawsuits and a release of claims related to the Merger on behalf of the putative class of AE shareholders. On October 18, 2010, a stipulation of settlement was filed in the Maryland Circuit Court for Baltimore City, which will review the settlement and determine whether it should be approved. The Maryland court set the hearing for approval of the settlement for December 13, 2010. If the Maryland court approves the settlement and the release, the plaintiffs in the actions filed in Pennsylvania state court and the United States District Court for the Western District of Pennsylvania have agreed to dismiss those actions. If the parties are unable to obtain final approval of the settlement, then litigation will proceed, and the outcome of any such litigation is inherently uncertain. If a dismissal is not granted, these lawsuits could prevent or delay the completion of the Merger and result in substantial costs to AE. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger closes may adversely affect AE’s business, financial condition or results of operations.

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

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Nevada Power Contracts. On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with the FERC against AE Supply seeking action by the FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint. On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not decide whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County, NPC and other parties filed petitions for review of the FERC’s June 26, 2003 order with the United States Court of Appeals for the Ninth Circuit (the “NPC Petitions”). The NPC Petitions were consolidated in the Ninth Circuit. On December 19, 2006, the Ninth Circuit issued an opinion remanding the case to the FERC to determine, in accordance with the guidance set forth in the Ninth Circuit’s opinion, whether the FERC utilized the appropriate standard of review in deciding various claims, including NPC’s complaint. On May 3, 2007, AE Supply and others filed a petition to appeal the Ninth Circuit’s ruling to the United States Supreme Court. On June 26, 2008, the United States Supreme Court issued an opinion that rejected the Ninth Circuit’s reasoning, with instructions that the case be remanded to the FERC for amplification or clarification of its findings on two issues set forth in the opinion. The case was remanded to the FERC, and the FERC issued an order on December 18, 2008 that provides for a paper hearing on the two issues identified by the United States Supreme Court, with initial filings due within 90 days and reply submissions within 90 days thereafter. However, the order holds those deadlines in abeyance, contingent upon settlement discussions between the parties, and a subsequent order lifting that stay has not been entered. The parties have reached a settlement, pursuant to which Allegheny has made no financial commitment. If approved, the settlement would result in dismissal of the case. The parties are in the process of memorializing the agreed upon settlement, which will be submitted to FERC for approval.

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

Claims Related to Alleged Asbestos Exposure. The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Certain insurers have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in three asbestos and/or environmental insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al ., Civil Action No. 03-C-281 (Monongalia County, W.Va.) and Allegheny Energy, Inc. et al. v. Hartford Accident & Indemnity Company, Civil Action No. 10-CV-3142 WY (United States District Court, Eastern District of Pennsylvania). The parties are seeking a declaration of coverage under the policies for asbestos-related and environmental claims.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. As of September 30, 2010, Allegheny’s total number of claims alleging exposure to asbestos was 876 in West Virginia, nine in Pennsylvania and one in Illinois. Allegheny intends to vigorously pursue these matters but cannot predict their outcomes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Leases

Allegheny has capital and operating lease agreements with various terms and expiration dates, primarily for vehicles, computer equipment, communication lines and buildings. Allegheny’s estimated future minimum lease payments for capital and operating leases, with annual payments exceeding $100,000 and initial or remaining lease terms in excess of one year are:

(In millions)	October 1 through December 31, 2010	2011	2012	2013	2014	Thereafter	Total	Less: amount representing interest and fees	Present value of net minimum capital lease payments
Capital Leases	$3.4	$14.6	$11.7	$9.9	$7.9	$13.4	$60.9	$14.0	$46.9
Operating Leases	$1.7	$6.3	$5.7	$5.5	$5.4	$8.5	$33.1	$0	$0

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

The table below reflects Allegheny’s estimated commitments for energy and capacity purchases under PURPA contracts as of September 30, 2010. The commitments were calculated based on expected PURPA purchased power prices at September 30, 2010, without giving effect to possible price changes that could occur as a result of any future emissions regulation or legislation. Actual values can vary substantially depending upon future conditions.

(In millions)	kWhs	Amount
October 1 through December 31, 2010	847	$62.3
2011	3,570	258.3
2012	3,590	260.3
2013	3,580	265.7
2014	3,489	263.6
Thereafter	46,573	3,680.2

Total	61,649	$4,790.4

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Fuel Purchase and Transportation Commitments

Allegheny has entered into various long-term commitments for the procurement and transportation of fuel (primarily coal) and lime to supply its generation facilities. Total estimated long-term fuel purchase and transportation commitments at September 30, 2010 were as follows:

(In millions)	Total
October 1 through December 31, 2010	$285.2
2011	1,069.3
2012	746.2
2013	714.3
2014	719.0
Thereafter	1,870.4

Total	$5,404.4

Other Purchase Obligations

AE has a Professional Service Agreement with Electronic Data Systems Corporation and EDS Information Services, LLC related to certain of Allegheny’s technology functions that will expire on December 31, 2012. Expected cash payments relating to the Professional Service Agreement are as follows:

(In millions)	October 1 through December 31, 2010	2011	2012	Total
Other purchase obligations	$6.3	$23.8	$22.9	$53.0

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

•

“Results of Operations” provides an overview of Allegheny’s operating results for the three and nine months ended September 30, 2010 and 2009, including a review of earnings and results by reportable segment;

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

Allegheny’s operations are aligned in two reportable segments, the Merchant Generation segment and the Regulated Operations segment. Allegheny changed the composition of its reportable segments during the fourth quarter of 2009, consistent with changes made to its management structure and the internal financial reporting used by its chief operating decision maker to regularly assess the performance of the business and allocate resources. See Note 10, “Segment Information,” to Allegheny’s consolidated financial statements for additional information.

Pending Merger

On February 10, 2010, AE entered into an Agreement and Plan of Merger (as amended on June 4, 2010, the “Merger Agreement”) with FirstEnergy Corp. (“FirstEnergy”) and Element Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of FirstEnergy. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into AE (the “Merger”), with AE continuing as the surviving corporation and becoming a wholly owned subsidiary of FirstEnergy. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to AE stockholders. Pursuant to the Merger Agreement, upon completion of the Merger, each issued and outstanding share of AE’s common stock, including grants of restricted stock, will automatically be converted into the right to receive 0.667 of a share of the common stock of FirstEnergy. This ratio is fixed, and the Merger Agreement does not provide for any adjustment to reflect stock price changes prior to completion of the Merger.

On July 16, 2010, FirstEnergy’s registration statement on Form S-4 containing a joint proxy statement/prospectus relating to the proposed Merger was declared effective by the SEC and AE stockholders and FirstEnergy shareholders approved the various proposals related to the Merger in separate shareholder meetings on September 14, 2010. Additionally, the Virginia SCC approved the proposed Merger on September 9, 2010.

Pursuant to the Merger Agreement, completion of the Merger remains conditioned upon, among other things, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Anti-Trust

Improvements Act of 1976 (the “HSR Act”) and approval by FERC, the Pennsylvania PUC, the West Virginia PSC and the Maryland PSC. AE and FirstEnergy currently anticipate completing the Merger in the first half of 2011.

FERC

On May 11, 2010, AE and FirstEnergy filed an application with FERC for approval of their proposed Merger. AE and FirstEnergy submitted additional information regarding the merger application on June 21, 2010 in response to a request by FERC. Interventions and protests were filed with FERC on July 12, 2010. On July 27, 2010, FirstEnergy filed additional information with FERC in response to the interventions. FERC is expected to complete its review in sufficient time to meet the anticipated Merger closing schedule in the first half of 2011.

State Regulatory Merger Filings

AE and FirstEnergy filed applications for approval of the proposed Merger with the Pennsylvania PUC, the West Virginia PSC and the Maryland PSC in May 2010 and with the Virginia SCC in June 2010.

The Virginia SCC issued a decision approving the transaction on September 9, 2010.

On October 22, 2010, AE and FirstEnergy filed a comprehensive settlement with the Pennsylvania PUC that addresses the issues raised by 18 parties to the merger proceedings in Pennsylvania. The filing includes additional commitments related to employment levels, including a five-year commitment to maintain at least 800 jobs in Greensburg and Westmoreland County for the first year after the Merger closes, 675 jobs for the following 12 months, 650 jobs for the next year and 600 jobs for each of the next two years. The settlement also provides nearly $11 million in distribution rate credits for West Penn customers, a distribution rate freeze for FirstEnergy’s current Pennsylvania utility customers and support for renewable and sustainable energy and customer choice. The settlement is subject to approval by the Pennsylvania PUC and does not resolve issues raised by parties who did not join in the settlement.

On November 3, 2010, AE and FirstEnergy filed a comprehensive settlement with the West Virginia PSC that resolves all issues raised by the parties in the merger proceedings in West Virginia. In addition to the commitments made in the initial merger application, the settlement includes: a commitment to maintain a regional headquarters operation for Allegheny’s West Virginia utility operations within Monongahela’s service territory; $7.5 million in rate reductions over a two-year period for Allegheny’s West Virginia customers; certain customer service and reliability commitments aimed at reducing the duration of outages; a commitment to maintain customer call center operations in Fairmont, West Virginia for at least five years following the completion of the Merger; additional funding totaling $500,000 over a four-year period for Dollar Energy Fund in West Virginia; and specific demand-side management and energy efficiency savings levels in Allegheny’s West Virginia service territories. The settlement is subject to approval by the West Virginia PSC.

The Pennsylvania, West Virginia and Maryland commissions are expected to complete their reviews in sufficient time to meet the anticipated Merger closing schedule in the first half of 2011.

See Regulatory Framework Affecting Allegheny – State Rate Regulation below for additional information.

Hart-Scott-Rodino (HSR) Act Filings

On May 25, 2010, AE and FirstEnergy made HSR filings with the U.S. Department of Justice (the “DOJ”) and Federal Trade Commission. On June 24, 2010, AE and FirstEnergy each received a request for additional information from the DOJ. AE and FirstEnergy continue to cooperate with the DOJ and expect the DOJ to complete its review in sufficient time to meet the anticipated Merger closing schedule in the first half of 2011.

Business Challenges

Allegheny faces a number of challenges and risks in its generation business, including electricity and capacity price risk, fuel supply and price risk, changes in electricity demand, competition from other electricity suppliers, changes in generating plant performance and evolving environmental and other regulations and requirements. Allegheny has executed and continues to enter into contracts for power sales and fuel supply purchase at varying prices and duration within established policies and guidelines. Allegheny’s future profitability will be affected by prevailing market conditions and the extent to and prices at which it has entered into intermediate or long-term power sales and fuel purchase agreements.

Allegheny manages the risks described above through various means, including risk-management programs that are designed to monitor and measure exposure to earnings and cash flow volatility related to changes in energy and fuel prices, counterparty credit quality and the operating performance of its generating units.

Allegheny also faces a number of challenges in its regulated utility business, including the challenge to maintain high quality customer service and reliability in a cost-effective manner. In addition, Allegheny’s regulated utility operations are subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through regulated customer rates in each of its operating jurisdictions. See “Risk Factors” in Allegheny’s 2009 Annual Report on Form 10-K for additional information regarding these and other risks that Allegheny faces in its business.

Although Allegheny has observed increased customer demand and increased market prices for power during 2010, Allegheny continues to face the ongoing effects of an economic downturn that began during the second half of 2008, including lower market prices for electricity, which have reduced realized revenues from the sale of unhedged generation output and, at times, caused Allegheny’s coal-fired plants to be placed in reserve status when they were otherwise available to generate power.

Recent Events

On June 1, 2010, Potomac Edison sold its Virginia electric distribution business to Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative (together the “Co-Ops”) for cash proceeds of approximately $317 million. See Note 4, “Sale of Virginia Distribution Business,” to Allegheny’s consolidated financial statements and “Regulatory Framework Affecting Allegheny” below for additional information.

On June 25, 2010, the West Virginia PSC approved a base rate case settlement among Monongahela, Potomac Edison, the Staff of the West Virginia PSC, the West Virginia Consumer Advocate Division and other parties. See Note 5, “Rates and Regulation,” to Allegheny’s consolidated financial statements and “Regulatory Framework Affecting Allegheny” below for additional information.

Liquidity

Allegheny does not have any significant debt scheduled to mature prior to April 2012. In addition, Allegheny, AE Supply, Monongahela, West Penn, Potomac Edison, AGC and TrAIL Company each have in place revolving credit facilities. Total available capacity under these revolving credit facilities was $1,851.9 million at September 30, 2010. See “Financial Condition-Liquidity and Capital Resources” below for additional information.

RESULTS OF OPERATIONS

Earnings attributable to AE by segment for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Earnings by Segment:
Merchant Generation	$59.9	$38.0	$155.2	$159.8
Regulated Operations	55.0	38.8	167.6	123.1
Elimination of intercompany transactions	0.2	0.2	0.7	0.6

Consolidated net income attributable to Allegheny Energy, Inc.	$115.1	$77.0	$323.5	$283.5

Basic earnings per share	$0.68	$0.45	$1.91	$1.67
Diluted earnings per share	$0.68	$0.45	$1.90	$1.67

Summary of Operating Results

Financial results for each segment were as follows:

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues	$484.5	$878.0	$(318.8)	$1,043.7	$358.3	$729.2	$(293.8)	$793.7

Operating expenses:
Fuel	233.1	90.2	0	323.3	151.2	36.8	0	188.0
Purchased power and transmission	9.0	422.9	(317.5)	114.4	9.0	417.5	(292.3)	134.2
Deferred energy costs, net	0	17.7	0	17.7	0	(14.3)	0	(14.3)
Operations and maintenance	70.2	127.3	(1.3)	196.2	50.2	102.5	(1.5)	151.2
Depreciation and amortization	32.4	49.2	(0.4)	81.2	28.5	43.3	(0.5)	71.3
Taxes other than income taxes	12.3	46.0	0	58.3	12.4	45.0	0	57.4

Total operating expenses	357.0	753.3	(319.2)	791.1	251.3	630.8	(294.3)	587.8

Operating income	127.5	124.7	0.4	252.6	107.0	98.4	0.5	205.9
Other income (expense), net	1.6	6.4	(3.6)	4.4	0.1	4.5	(2.7)	1.9
Interest expense	40.5	44.1	(1.0)	83.6	46.5	38.8	(0.2)	85.1

Income before income taxes	88.6	87.0	(2.2)	173.4	60.6	64.1	(2.0)	122.7
Income tax expense	26.3	32.0	0	58.3	20.4	24.9	0	45.3

Net income	62.3	55.0	(2.2)	115.1	40.2	39.2	(2.0)	77.4
Net income attributable to noncontrolling interest	(2.4)	0	2.4	0	(2.2)	(0.4)	2.2	(0.4)

Net income attributable to Allegheny Energy, Inc.	$59.9	$55.0	$0.2	$115.1	$38.0	$38.8	$0.2	$77.0

(a)	Represents elimination of transactions between reportable segments.

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
(In millions)	Merchant Generation	Regulated Operations	Eliminations (a)	Total	Merchant Generation	Regulated Operations	Eliminations (a)	Total
Operating revenues	$1,405.0	$2,634.3	$(1,001.0)	$3,038.3	$1,188.1	$2,309.6	$(932.0)	$2,565.7

Operating expenses:
Fuel	697.7	239.3	0	937.0	490.2	173.6	0	663.8
Purchased power and transmission	27.8	1,358.9	(997.0)	389.7	27.2	1,280.9	(927.7)	380.4
Deferred energy costs, net	0	28.0	0	28.0	0	(38.9)	0	(38.9)
Gain on sale of Virginia distribution business	0	(45.1)	0	(45.1)	0	0	0	0
Operations and maintenance	188.8	388.7	(4.1)	573.4	201.0	322.2	(4.3)	518.9
Depreciation and amortization	97.0	145.9	(1.2)	241.7	76.2	132.2	(1.4)	207.0
Taxes other than income taxes	38.4	133.5	0	171.9	33.7	126.0	0	159.7

Total operating expenses	1,049.7	2,249.2	(1,002.3)	2,296.6	828.3	1,996.0	(933.4)	1,890.9

Operating income	355.3	385.1	1.3	741.7	359.8	313.6	1.4	674.8
Other income (expense), net	3.0	16.9	(10.2)	9.7	1.2	13.2	(8.3)	6.1
Interest expense	112.9	129.9	(2.7)	240.1	84.4	117.8	(0.7)	201.5

Income before income taxes	245.4	272.1	(6.2)	511.3	276.6	209.0	(6.2)	479.4
Income tax expense	83.3	104.5	0	187.8	110.0	85.1	0	195.1

Net income	162.1	167.6	(6.2)	323.5	166.6	123.9	(6.2)	284.3
Net income attributable to noncontrolling interest	(6.9)	0	6.9	0	(6.8)	(0.8)	6.8	(0.8)

Net income attributable to Allegheny Energy, Inc.	$155.2	$167.6	$0.7	$323.5	$159.8	$123.1	$0.6	$283.5

(a)	Represents elimination of transactions between reportable segments.

MERCHANT GENERATION SEGMENT

Selected financial results for the Merchant Generation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Operating revenues	$484.5	$358.3	$1,405.0	$1,188.1
Operating income	$127.5	$107.0	$355.3	$359.8
Income before income taxes	$88.6	$60.6	$245.4	$276.6

The following is a summary of certain statistical information relating to the Merchant Generation segment that is regularly reviewed by its management:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Market prices:
Round-the-clock energy price ($/MWh, PJM Western Hub) (a)	$51.34	$33.78	52.0%	$47.61	$39.12	21.7%
Round-the-clock energy price ($/MWh, PJM AD Hub) (a)	$40.60	$28.55	42.2%	$38.36	$33.23	15.4%
Natural gas price-Henry Hub NYMEX ($/MMBtu)	$4.28	$3.15	35.9%	$4.57	$3.80	20.3%

Allegheny operating statistics:
Realized energy price ($/MWh) (b)	$43.67	$32.72	33.5%	$39.27	$37.01	6.1%

Supercritical Coal Units:
kWhs generated (in millions)	6,534	4,668	40.0%	21,010	16,611	26.5%
Equivalent Availability Factor (EAF) (d)	80.1%	86.6%	(6.5)%	83.2%	78.7%	4.5%
Net Capacity Factor (NCF) (e)	68.2%	48.7%	19.5%	72.8%	57.5%	15.3%
Station O&M (in millions) (f):
Base and operations	$22.3	$18.5	20.5%	$62.7	$61.6	1.8%
Special maintenance	14.0	3.8	268.4%	28.5	51.9	(45.1)%

Total Station O&M	$36.3	$22.3	62.8%	$91.2	$113.5	(19.6)%

All Generating Units:
kWhs generated (in millions) (c)	8,412	5,646	49.0%	25,394	19,111	32.9%
EAF (d)	85.8%	88.4%	(2.6)%	85.9%	81.8%	4.1%
NCF (e)	53.2%	35.6%	17.6%	54.0%	40.6%	13.4%
Station O&M (in millions):
Base and operations	$32.3	$28.4	13.7%	$91.8	$91.7	0.1%
Special maintenance	14.5	4.4	229.5%	30.6	57.3	(46.6)%

Total Station O&M	$46.8	$32.8	42.7%	$122.4	$149.0	(17.9)%

(a)	Represents the historical round-the-clock energy prices for the PJM Western Hub and PJM AEP-Dayton Hub, which management periodically considers when reviewing price trends within Allegheny’s region of PJM.
(b)	Represents the weighted average actual price received at the generation facility for power sold into PJM by Allegheny’s Merchant Generation plants.
(c)	Excludes kWhs consumed by pumping at the Bath County, Virginia hydroelectric station.
(d)	EAF represents the average available generating capacity expressed as a percentage of total generating capacity. This measure is commonly less than 100%, primarily due to planned and unplanned outages and derates.
(e)	NCF is a measure of actual net electricity generated compared to the amount of electricity that could have been generated at maximum operating capacity. This measure is less than 100% due to periods during which generating capacity is not available as a result of planned and unplanned outages, as well as periods during which generating capacity is available, but is not dispatched because of the availability in the market of lower cost generation in amounts sufficient to meet demand.
(f)	Station O&M includes base, operations and special maintenance costs. Base and operations costs consist of normal recurring expenses related to the ongoing operation of the generation facilities. Special maintenance costs include costs associated with outage-related maintenance and projects that relate to the generation facilities.

Forward prices for certain commodities in Allegheny’s region were as follows:

	Forward Market Prices (a)
	Three Months Ending December 31, 2010	2011	2012
Round-the-clock energy price-PJM Western Hub ($/MWh)	$37.67	$41.08	$43.15
Round-the-clock energy price-PJM AD Hub ($/MWh)	$31.50	$34.78	$37.83
Natural gas price-Henry Hub NYMEX ($/MMBtu)	$3.94	$4.44	$5.07

(a)	Based on average prices at September 30, 2010.

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

To manage exposure to market price changes, Allegheny sells and purchases physical energy at the wholesale and retail level and enters into various economic hedges within established risk management objectives and policies, some of which do not qualify for cash flow hedge accounting treatment. The following table shows the percentages of Allegheny’s estimated future power sales and coal purchases that were hedged as of September 30, 2010:

	Three Months Ending December 31, 2010	2011	2012
Percentage of expected coal-fired generation sales hedged	93%	67%	25%
Percentage of expected coal purchases hedged	100%	98%	69%

Operating Revenues

Merchant Generation operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
PJM energy revenue (all generation)	$365.8	$184.3	$995.1	$706.1

PJM capacity revenue	94.8	106.6	300.6	251.2

Power hedge revenue, net:
Power sale revenue-affiliated contracts	311.0	285.6	977.5	905.8
Power sale revenue-nonaffiliated contracts	68.8	19.1	112.3	56.8
Power purchased from PJM to serve affiliated and nonaffiliated contracts	(376.0)	(280.9)	(1,014.7)	(886.0)
Realized gains (losses) on financial hedges	(5.8)	40.2	(10.1)	79.2

Power hedge revenue, net	(2.0)	64.0	65.0	155.8
Other, including unrealized gains (losses) on hedge instruments	25.9	3.4	44.3	75.0

Total operating revenues	$484.5	$358.3	$1,405.0	$1,188.1

Total operating revenues increased $126.2 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to a $181.5 million increase in PJM energy revenue and a $22.5 million increase in other revenues, including unrealized gains (losses) on hedge instruments, partially offset by a $66.0 million decrease in power hedge revenue, net and an $11.8 million decrease in PJM capacity revenue.

Total operating revenues increased $216.9 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a $289.0 million increase in PJM energy revenue and a $49.4 million increase in PJM capacity revenue, partially offset by a $90.8 million decrease in power hedge revenue, net and a $30.7 million decrease in other revenues, including unrealized gains (losses) on hedge instruments.

PJM Energy Revenue

PJM energy revenue represents the sale into PJM of all power produced by the Merchant Generation segment. PJM energy revenue increased $181.5 million and $289.0 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to higher generation output and higher prices.

PJM Capacity Revenue

PJM capacity revenue. PJM capacity revenue represents payments received from PJM based on Allegheny’s available generation capacity and capacity prices as determined under the PJM RPM auction process. PJM capacity revenue decreased $11.8 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily as a result of decreased capacity prices and reduced revenue due to plant performance.

PJM capacity revenue increased $49.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as a result of increased capacity prices.

PJM has conducted RPM capacity auctions through the planning year ending May 31, 2014. For Allegheny’s region of PJM, average capacity auction prices per MW-day for the planning years ending May 31, 2010, 2011, 2012, 2013 and 2014 were $191, $174, $110, $16 and $28, respectively.

Power Hedge Revenue, Net

Power sale revenue-affiliated contracts. Power sale revenue-affiliated contracts represent sales of power by the Merchant Generation segment to West Penn and Potomac Edison under power sales contracts. Power sale revenue-affiliated contracts increased $25.4 million and $71.7 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to increased revenues in Pennsylvania resulting from higher sales volumes and higher generation rates charged to Pennsylvania customers, which are passed on to AE Supply under the terms of the power supply contract between West Penn and AE Supply. These increases in revenue were partially offset by a reduction in affiliated power sale revenue due to the June 1, 2010 sale of Potomac Edison’s Virginia distribution business to the Co-Ops. Beginning June 1, 2010, power sales between the Merchant Generation segment and the Co-Ops is being recorded in power sale revenue-nonaffiliated contracts. Prior to the sale of the Virginia distribution business, these sales were classified as affiliated revenue.

Power sale revenue-nonaffiliated contracts. Power sale revenue-nonaffiliated contracts represent sales of power by the Merchant Generation segment to third parties under power sales contracts. Power sale revenue – nonaffiliated contracts increased $49.7 million and $55.5 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to the June 1, 2010 sale of Potomac Edison’s Virginia distribution business. Beginning June 1, 2010, power sales between the Merchant Generation segment and the Co-Ops are being recorded in power sale revenue-nonaffiliated contracts. Prior to the sale of the Virginia distribution business, these sales were classified as affiliated revenue.

Power purchased from PJM to serve affiliated and nonaffiliated contracts. Power purchased from PJM to serve affiliated and nonaffiliated contracts increased $95.1 million and $128.7 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, primarily due to higher power prices and higher sales volumes.

Realized gains (losses) on financial hedges. Realized gains (losses) on financial hedges decreased $46.0 million and $89.3 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to reduced gains on power sales hedges, partially offset by a reduction in losses on power purchase hedges. These reductions resulted from lower margins between contract price and market price in 2010 compared to 2009.

Other Revenues

Other revenues increased $22.5 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to unrealized gains on the ineffective portion of cash flow hedges, unrealized gains on contracts not qualified as cash flow hedges and increased unrealized gains on FTRs.

Other revenues decreased $30.7 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to unrealized losses related to pipeline capacity economic hedges that did not qualify for hedge accounting, partially offset by unrealized gains on the ineffective portion of cash flow hedges and unrealized gains on contracts not qualified as cash flow hedges.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, as well as emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Fuel	$233.1	$151.2	$697.7	$490.2

Fuel expense increased $81.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to:

•	a $59.2 million increase in coal expense resulting from a 49.0% increase in tons of coal consumed,

•	an $11.8 million increase in natural gas expense resulting from a 70.3% increase in decatherms of natural gas consumed and a 27.4% increase in the average price of natural gas per decatherm and

•	a $10.9 million increase in lime and other fuel expenses related to the operation of Scrubbers.

Fuel expense increased $207.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to:

•	a $168.0 million increase in coal expense resulting from a 31.6% increase in tons of coal consumed and a 7.6% increase in the average cost of coal per ton,

•	a $22.0 million increase in lime and other fuel expenses related to the operation of Scrubbers and

•	a $17.5 million increase in natural gas expense resulting from a 70.0% increase in decatherms of natural gas consumed and a 22.3% increase in the average price of natural gas per decatherm.

Operations and Maintenance: Operations and maintenance expenses include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Operations and maintenance	$70.2	$50.2	$188.8	$201.0

Operations and maintenance expenses increased $20.0 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to increased costs associated with the timing of special maintenance and expenses related to AE’s proposed Merger with FirstEnergy.

Operations and maintenance expenses decreased $12.2 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to decreased costs associated with the timing of special maintenance, partially offset by expenses related to AE’s proposed Merger with FirstEnergy.

Allegheny expects to incur higher special maintenance expenditures during the fourth quarter of 2010 compared to the fourth quarter of 2009.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Depreciation and amortization	$32.4	$28.5	$97.0	$76.2

Depreciation and amortization expenses increased $3.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to net property, plant and equipment additions.

Depreciation and amortization expenses increased $20.8 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the depreciation of Scrubber equipment that was placed into service in June 2009 at the Hatfield’s Ferry generating facility.

Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Taxes other than income taxes	$12.3	$12.4	$38.4	$33.7

Taxes other than income taxes increased $4.7 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a tax refund received during 2009.

Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Interest expense	$40.5	$46.5	$112.9	$84.4

Interest expense decreased $6.0 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to decreased average outstanding debt resulting from AE Supply’s July 2010 redemption of $150.5 million of medium term notes and lower debt redemption expenses. These decreases were partially offset by higher average interest rates and decreased capitalized interest expense resulting from capital projects that were completed and placed into service, including the Scrubber equipment at the Hatfield’s Ferry generating facility.

Interest expense increased $28.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to decreased capitalized interest expense resulting from capital projects that were completed and placed into service, including the Scrubber equipment at the Hatfield’s Ferry generating facility, and higher average interest rates. These increases were partially offset by lower interest expense from decreased average outstanding debt as a result of AE Supply’s July 2010 note redemption and lower debt redemption expenses.

See Note 9, “Common Stock and Debt” to Allegheny’s consolidated financial statements for additional information.

Income Tax Expense

Income tax expense of $26.3 million for the three months ended September 30, 2010 resulted in an effective tax rate of 29.8%. Income tax expense for the three months ended September 30, 2010 was lower than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to a reduction in unrecognized tax benefits that decreased the rate by 9.0%, partially offset by the effect of state income taxes.

Income tax expense of $20.4 million for the three months ended September 30, 2009 resulted in an effective tax rate of 33.6%. Income tax expense for the three months ended September 30, 2009 was lower than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to a reduction in unrecognized tax benefits, partially offset by the effect of state income taxes.

Income tax expense of $83.3 million for the nine months ended September 30, 2010 resulted in an effective tax rate of 34.0%. Income tax expense for the nine months ended September 30, 2010 was lower than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to a reduction in unrecognized tax benefits that decreased the rate by 2.5%, partially offset by the effect of state income taxes.

Income tax expense of $110.0 million for the nine months ended September 30, 2009 resulted in an effective tax rate of 39.8%. Income tax expense for the nine months ended September 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to the effect of state income taxes.

REGULATED OPERATIONS SEGMENT

Selected financial results for the Regulated Operations segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Operating revenues	$878.0	$729.2	$2,634.3	$2,309.6
Operating income	$124.7	$98.4	$385.1	$313.6
Income before income taxes	$87.0	$64.1	$272.1	$209.0

The performance of Allegheny’s Regulated Operations segment is significantly impacted by customer demand for electricity, regulatory ratemaking actions and the progress of transmission expansion projects. Retail electricity sales, including sales by Potomac Edison’s Virginia distribution business, which was sold June 1, 2010, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Retail electricity sales (million kWhs)	10,602	10,277	3.2%	32,225	31,533	2.2%

Retail electricity sales, excluding sales by Potomac Edison’s Virginia distribution business, which was sold on June 1, 2010, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Retail electricity sales (million kWhs)—excluding Virginia distribution business	10,602	9,552	11.0%	30,943	29,325	5.5%

In addition to retail electricity sales, management monitors the performance of the Regulated Operations segment based in part on certain statistical information including the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenue per MWh sold (a)	$78.45	$71.97	9.0%	$78.65	$72.82	8.0%
O&M per MWh sold (b)	$11.14	$9.58	16.3%	$11.55	$9.90	16.7%
HDD (c)	50	54	(7.4)%	3,197	3,343	(4.4)%
CDD (c)	818	549	49.0%	1,202	813	47.8%
kWhs generated (million kWhs) (d)	3,159	1,363	131.8%	8,247	6,306	30.8%

(a)	This measure is calculated by dividing total revenues from retail sales of electricity by retail electricity sales.
(b)	This measure is calculated by dividing total O&M, excluding O&M related to transmission expansion, which is recovered in formula rates, by retail electricity sales measured in MWhs.
(c)

Heating degree-days (“HDD”) and cooling degree-days (“CDD”). The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, representing one of several factors that impact the volume of electricity delivered. Accordingly, deviations in weather from normal levels can affect Allegheny’s financial performance. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. HDD is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and CDD is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day. HDD and CDD are most likely to impact the usage of Allegheny’s residential and commercial customers. Industrial customers are less weather sensitive. Normal HDD for the three and nine months ended September 30, 2010 and 2009 were 93 and 3,532, respectively. Normal CDD for the three and nine months ended September 30, 2010 and 2009 were 587 and 802, respectively.

(d)	Represents kWhs generated by Monongahela’s regulated generation facilities.

Impact on earnings—Transmission Expansion. Capital expenditures on the PATH project, the TrAIL project and other transmission expansion projects are continuing. Increased capital spending on these projects directly impacts earnings. Income before income tax relating to transmission expansion increased $9.2 million and $32.5 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, and net income attributable to Allegheny Energy, Inc. relating to transmission expansion increased $5.8 million and $20.5 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009.

Operating Revenues

Regulated Operations’ revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Retail electric:
Generation and ancillary	$623.6	$553.8	$1,917.7	$1,716.0
Transmission	29.5	28.5	90.6	88.8
Distribution	178.6	157.4	526.2	491.3

Total retail electric	831.7	739.7	2,534.5	2,296.1
Transmission services and bulk power:
PJM revenue, net	(24.3)	(59.6)	(104.7)	(126.0)
Warrior Run generation revenue	13.5	10.6	48.1	37.7
Transmission and other	48.5	29.2	128.2	72.0

Total transmission services and bulk power	37.7	(19.8)	71.6	(16.3)
Other	8.6	9.3	28.2	29.8

Total operating revenues	$878.0	$729.2	$2,634.3	$2,309.6

Total operating revenues increased $148.8 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to a $92.0 million increase in retail electric revenues and a $57.5 million increase in transmission services and bulk power revenues.

Total operating revenues increased $324.7 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a $238.4 million increase in retail electric revenues and an $87.9 million increase in transmission services and bulk power revenues.

Retail Electric

Retail electric revenues increased $92.0 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to:

•	a $34.7 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	a $24.9 million increase related to a January 2010 fuel and purchased power costs rate adjustment in West Virginia,

•	an approximately $10 million increase related to a June 2010 base rate increase in West Virginia and

•	increased revenues resulting from an 11.0% increase in MWhs sold, excluding MWhs sold by the Virginia distribution business.

Retail electric revenues increased $238.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to:

•	a $103.1 million increase resulting from higher generation rates charged to Pennsylvania customers,

•	an $79.7 million increase related to a January 2010 fuel and purchased power costs rate adjustment in West Virginia,

•	an approximately $10 million increase related to a June 2010 base rate increase in West Virginia and

•	increased revenues resulting from a 5.5% increase in MWhs sold, excluding MWhs sold by the Virginia distribution business.

Transmission Services and Bulk Power

Transmission services and bulk power revenues increased $57.5 million and $87.9 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to returns earned on construction work in progress (“CWIP”) on transmission expansion projects and increased PJM revenue, net resulting from increased sales of electricity into PJM at higher prices by Allegheny’s regulated generation facilities, partially offset by increased purchases of electricity from PJM at higher prices to serve power supply contracts.

Operating Expenses

Fuel: Fuel expense represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power, as well as emission allowances, fuel handling and residual disposal costs. Fuel expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Fuel	$90.2	$36.8	$239.3	$173.6

Fuel expense increased $53.4 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily resulting from a 155.5% increase in tons of coal consumed.

Fuel expense increased $65.7 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to:

•	a $58.8 million increase in coal expense resulting from a 30.3% increase in tons of coal consumed and a 5.5% increase in the average cost of coal per ton and

•	a $6.8 million increase in lime and other fuel expenses resulting from operation of Scrubbers at the Fort Martin generating facility, which were placed into service during the fourth quarter of 2009.

Purchased Power and Transmission: Purchased power and transmission expense represents power purchased from AE Supply and third-party suppliers, including purchases from qualifying facilities under PURPA. Purchased power and transmission expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Purchased power and transmission	$422.9	$417.5	$1,358.9	$1,280.9

Purchased power and transmission expense increased $5.4 million and $78.0 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to higher generation rates paid under the terms of a power supply agreement between West Penn and AE Supply and higher customer demand, partially offset by decreased purchased power resulting from the June 1, 2010 sale of Potomac Edison’s Virginia distribution business.

Deferred Energy Costs, net: Deferred energy costs, net represent an adjustment of actual costs incurred during the period for amounts that are expected to be charged or credited to customers in rates in a future period under a regulatory mechanism. The components of deferred energy costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
ENEC related costs	$18.6	$(8.8)	$39.3	$(31.5)
AES Warrior Run PURPA generation	(2.6)	(2.0)	(3.7)	(6.5)
Market-based generation and other costs	1.7	(3.5)	(7.6)	(0.9)

Deferred energy costs, net	$17.7	$(14.3)	$28.0	$(38.9)

ENEC Costs. Under the annual ENEC method of recovering net power supply costs in West Virginia, including fuel costs, purchased power costs and other related expenses, net of related revenue and interest earnings on the Fort Martin Scrubber project escrow fund, Monongahela and Potomac Edison track actual costs and revenues for under and/or over-recoveries, and generally file requests for revised ENEC rates on an annual basis. Any under-recovery and/or over-recovery of costs, net of related revenues, is deferred, for subsequent recovery or refund, as a regulatory asset or regulatory liability, with the corresponding impact on the consolidated statements of income reflected in “Deferred energy costs, net.”

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

Operations and Maintenance: Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses. Operations and maintenance expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Operations and maintenance	$127.3	$102.5	$388.7	$322.2

Operations and maintenance expenses increased $24.8 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to:

•	a $7.8 million increase relating to energy efficiency program costs, which are recovered in customer rates,

•	a $5.6 million increase from restore service costs resulting from severe storms and

•	expenses related to AE’s proposed Merger with FirstEnergy.

Operations and maintenance expenses increased $66.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to

•

increased restore service costs resulting from severe storms, net of the $8.9 million credit recorded during the second quarter of 2010 for West Virginia storm costs that are permitted to be recovered under the June 2010 West Virginia rate order,

•	increased costs relating to energy efficiency programs, which are recovered in customer rates,

•	a $7.2 million charge recorded during the first quarter of 2010 due to an adjustment to the OPEB liability and

•	expenses related to AE’s proposed Merger with FirstEnergy.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Depreciation and amortization	$49.2	$43.3	$145.9	$132.2

Depreciation and amortization expenses increased $5.9 million and $13.7 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to the depreciation of Scrubbers at the Fort Martin generating facility, which were placed into service during the fourth quarter of 2009.

Taxes Other Than Income Taxes: Taxes other than income taxes primarily includes business and occupation taxes, payroll taxes, gross receipts taxes and property taxes. Taxes other than income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Taxes other than income taxes	$46.0	$45.0	$133.5	$126.0

Taxes other than income taxes increased $1.0 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to increased gross receipts taxes in Pennsylvania resulting from higher taxable revenues during 2010.

Taxes other than income taxes increased $7.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to increased gross receipts taxes in Pennsylvania resulting from higher taxable revenues during 2010, partially offset by decreased West Virginia business and occupation taxes.

Other Income (Expense), net

Other income (expense), net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Other income (expense), net	$6.4	$4.5	$16.9	$13.2

Other income (expense), net increased $1.9 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to equity earnings related to Allegheny’s investment in PATH WV.

Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Interest expense	$44.1	$38.8	$129.9	$117.8

Interest expense increased $5.3 million and $12.1 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to increased net borrowings by TrAIL Company, partially offset by lower interest expense related to the repayment of $110 million of medium-term notes by Monongahela in January 2010. See Note 9, “Common Stock and Debt” to Allegheny’s consolidated financial statements for additional information.

Income Tax Expense

Income tax expense of $32.0 million for the three months ended September 30, 2010 resulted in an effective tax rate of 36.7%. Income tax expense for the three months ended September 30, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to the effect of state income taxes.

Income tax expense of $24.9 million for the three months ended September 30, 2009 resulted in an effective tax rate of 38.9%. Income tax expense for the three months ended September 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to the effect of state income taxes.

Income tax expense of $104.5 million for the nine months ended September 30, 2010 resulted in an effective tax rate of 38.4%. Income tax expense for the nine months ended September 30, 2010 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to the effect of state income taxes.

Income tax expense of $85.1 million for the nine months ended September 30, 2009 resulted in an effective tax rate of 40.7%. Income tax expense for the nine months ended September 30, 2009 was higher than the income tax expense calculated at the federal statutory tax rate of 35%, primarily due to the effect of state income taxes.

Transmission Expansion

The Regulated Operations segment includes the operations of TrAIL Company and PATH Allegheny, as well as Allegheny’s interest in PATH-WV. TrAIL Company, PATH-Allegheny and PATH-WV are subject to regulation of rates by FERC for amounts billed through PJM. FERC has approved the use of a formula rate methodology for recovery of all prudently incurred operations and maintenance expenses and a return on debt and equity for all capital expenditures in connection with the TrAIL and PATH projects based on a hypothetical 50% debt and 50% equity capital structure until the transmission facilities are placed into service, as well as an income tax allowance. The actual capital structure for each company will be reflected in the formula rate once the transmission facilities are placed into service. TrAIL Company, PATH-Allegheny and PATH-WV recognize revenue based on allowable costs incurred and return earned. Therefore, revenues and operating income are expected to increase as the projects progress. The results of operations and selected balance sheet information related to transmission expansion were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Results of operations:
Operating revenues	$40.1	$24.8	$109.3	$57.0

Operations and maintenance	3.9	4.3	11.9	10.9
Depreciation and amortization	1.4	1.0	3.7	3.0
Taxes other than income taxes	0.5	1.1	1.6	1.5

Total operating expenses	5.8	6.4	17.2	15.4

Operating income	34.3	18.4	92.1	41.6
Other income (expense), net	1.8	0.8	4.8	1.8
Interest expense, net of capitalized interest	9.6	1.9	25.3	4.3

Income before income taxes	26.5	17.3	71.6	39.1
Income tax expense	10.8	7.0	28.7	15.9

Net income	15.7	10.3	42.9	23.2
Net income attributable to noncontrolling interest	0	(0.4)	0	(0.8)

Net income attributable to Allegheny Energy, Inc.	$15.7	$9.9	$42.9	$22.4

(In millions)	September 30, 2010	December 31, 2009
Balance sheet information:
Property, plant and equipment, net	$1,179.6	$825.3
Total assets	$1,384.5	$922.5
Long-term debt	$738.5	$455.0

As described in Note 17, “Variable Interest Entities,” effective January 1, 2010, Allegheny began to account for its investment in PATH WV using the equity method of accounting in place of its prior consolidation method of accounting. At December 31, 2009, Allegheny’s consolidated balance sheet included property, plant and equipment of PATH WV in the amount of $35.8 million, cash and cash equivalents of $3.4 million and noncontrolling interest related to AEP’s ownership of approximately $14.9 million. At September 30, 2010, Allegheny’s consolidated balance sheet included Allegheny’s investment in PATH WV on the equity method of accounting in the amount of $21.7 million. Allegheny’s consolidated statement of income for the three and nine months ended September 30, 2010 included other income of $1.0 million and $2.8 million, respectively, representing Allegheny’s 50% equity in the pre-tax earnings of PATH WV. Allegheny’s consolidated statement of income for the three and nine months ended September 30, 2009 included revenues of $3.2 million and $7.7 million, respectively, operating income of $1.4 million and $3.0 million, respectively, and net income attributable to noncontrolling interest of $0.4 million and $0.8 million, respectively.

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

At September 30, 2010 and December 31, 2009, Allegheny had cash and cash equivalents of $463.6 million and $286.6 million, respectively, and current restricted funds of $14.3 million and $25.9 million, respectively. Current restricted funds at September 30, 2010 were comprised of environmental control charges collected from West Virginia customers. Current restricted funds at December 31, 2009 were comprised of environmental control charges and intangible transition charges collected from West Penn customers. In addition, at September 30, 2010 and December 31, 2009, Allegheny had long-term restricted funds of $31.6 million and $60.2 million, respectively. Long-term restricted funds primarily related to proceeds remaining from the issuance of environmental control bonds.

See Note 9, “Common Stock and Debt,” to Allegheny’s consolidated financial statements for a summary of Allegheny’s debt. At September 30, 2010, AE, AE Supply, Monongahela, Potomac Edison, West Penn and TrAIL Company had in place revolving credit facilities as follows:

(Dollar amounts in millions)	Matures	Total Capacity	Borrowed	Letters of Credit Issued	Available Capacity
AE	2013	$250.0	$0	$3.1	$246.9
AE Supply	2012	1,000.0	0	0	1,000.0
Monongahela	2012	110.0	0	0	110.0
Potomac Edison	2013	150.0	0	0	150.0
West Penn	2013	200.0	15.0	0	185.0
TrAIL Company	2013	450.0	290.0	0	160.0

Total		$2,160.0	$305.0	$3.1	$1,851.9

In addition, AGC entered into a $50 million senior unsecured revolving credit facility and borrowed $50 million under this credit facility on October 22, 2010. See “2010 Debt Activity” below for additional information.

Allegheny posts collateral with counterparties, including PJM, for certain transactions and transmission and transportation tariffs. Approximately $21.5 million and $20.8 million of cash collateral deposits were included in current assets at September 30, 2010 and December 31, 2009, respectively. Approximately $5.1 million and $3.1 million of cash collateral deposits were netted against derivative liabilities on the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, respectively. If Allegheny’s credit ratings were to decline, it may be required to deposit additional cash or cash-equivalent collateral with its hedging counterparties. See Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to Allegheny’s consolidated financial statements for additional information regarding potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2010.

A downgrade of AE, AE Supply and the Distribution Companies at September 30, 2010 below Standard & Poor’s BB- or Moody’s Ba3, would have required Allegheny to post an additional $90 million of collateral to counterparties, including PJM, for both derivative and non-derivative contracts.

Allegheny’s consolidated capital structure was as follows:

	September 30, 2010		December 31, 2009
(In millions)	Amount	%	Amount	%
Long-term debt	$4,566.1	57.1	$4,557.8	59.4
Allegheny Energy, Inc. common stockholders’ equity	3,431.5	42.9	3,113.2	40.6

Total	$7,997.6	100.0	$7,671.0	100.0

2010 Debt Activity

Borrowings and principal repayments on debt during the nine months ended September 30, 2010 were as follows:

(In millions)	Issuances	Repayments
AE:
AE Revolving Credit Facility	$130.1	$130.1
AE Supply:
Medium-Term Notes	0	150.5
TrAIL Company:
Medium-Term Notes	450.0	0
New TrAIL Company Credit Facility-Revolver	290.0	0
TrAIL Company Credit Facility-Term Loan (a)	30.0	465.0
TrAIL Company Credit Facility-Revolver (a)	0	20.0
West Penn:
Transition Bonds	0	16.0
Revolving Credit Facility	20.0	5.0
Monongahela:
Medium-Term Notes	0	110.0
Environmental Control Bonds	0	11.1
Potomac Edison:
Environmental Control Bonds	0	3.7
Revolving Credit Facility	110.0	110.0

Consolidated Total	$1,030.1	$1,021.4

(a)	Represents debt under TrAIL Company’s previous credit facility, which was repaid and replaced in January 2010 by a new revolving credit facility, which is described below.

On January 15, 2010, Monongahela redeemed its $110 million 7.36% medium-term notes.

On January 25, 2010, TrAIL Company issued $450 million aggregate principal amount of 4.0% senior unsecured notes due in 2015 and also entered into a $350 million senior unsecured revolving credit facility with a three-year maturity. The revolving credit facility capacity was increased to $450 million in August 2010. Borrowings under the new credit facility bear interest at a rate that is calculated based on the London Interbank Offered Rate (“LIBOR”) plus a margin based on TrAIL Company’s senior unsecured credit rating. Currently, the margin is 3.0%. TrAIL Company used the net proceeds from the sale of the notes, together with funds from the credit facility, to repay all amounts outstanding under the $550 million senior unsecured credit facility that it entered into in 2008.

On May 3, 2010, Potomac Edison and West Penn entered into new $150 million and $200 million senior unsecured revolving credit facilities, respectively. On May 4, 2010, AE entered into a new $250 million senior unsecured revolving credit facility. The new AE revolving credit facility replaced AE’s previous $376 million revolving credit facility, which was scheduled to mature in May 2011. The AE, Potomac Edison and West Penn credit facilities mature April 30, 2013. Loans under all three credit facilities bear interest at a rate that is calculated based on LIBOR plus a margin based on the borrower’s senior unsecured credit rating. Currently, the margins are 3.0% for AE and 2.75% for Potomac Edison and West Penn. Allegheny capitalized approximately $5.6 million in debt issuance costs related to the three credit facilities.

On July 16, 2010, AE Supply redeemed all $150.5 million of its outstanding 7.80% Medium Term Notes due 2011 and expensed approximately $7.3 million in redemption premiums and unamortized costs associated with the notes.

On October 22, 2010, AGC entered into a $50 million senior unsecured revolving credit facility and borrowed $50 million under this credit facility to pay dividends and a return of capital of $30 million to AE Supply and $20 million to Monongahela. The facility matures on December 31, 2013. Loans under this facility bear interest at a rate that is calculated based on LIBOR plus a margin based on AGC’s senior unsecured credit rating. Currently, the margin is 2.50%.

Dividends

On September 27, 2010, June 21, 2010 and March 22, 2010, AE paid cash dividends on its common stock of $0.15 per share to stockholders of record at the close of business on September 13, 2010, June 7, 2010 and March 8, 2010, respectively. On October 7, 2010, AE’s Board of Directors authorized a cash dividend on its common stock of $0.15 per share payable on December 27, 2010 to stockholders of record on December 13, 2010.

Capital Expenditures

Actual capital expenditures for 2009 and estimated capital expenditures for 2010 and 2011 are shown on a cash basis in the following table. The scope, amounts and timing of capital projects and related expenditures are subject to continuing review and adjustment, and actual capital expenditures may vary from these estimates.

	Actual 2009	Projected
(in millions)		2010	2011
Transmission and distribution:
TrAIL and TrAIL Company projects (a)	$455	$501	$109
PATH (b)	44	29	133
Smart meter procurement and installation (c)	24	19	9
Other transmission and distribution	211	229	320

Total transmission and distribution	734	778	571
Environmental:
Fort Martin Scrubbers	161	26	0
Hatfield Scrubbers	135	21	0
Other environmental	39	88	171

Total environmental	335	135	171
Generation projects, excluding environmental projects included above	82	83	60
Other	1	0	0

Total capital expenditures	$1,152	$996	$802

(a)	TrAIL has a target completion date of June 2011 and an estimated cost, excluding AFUDC, of approximately $960 million. TrAIL Company is also engaged in other transmission projects.
(b)	Allegheny’s share of the estimated cost of the PATH project is approximately $1.4 billion. The PJM in-service deadline for the PATH project is June 1, 2015. Actual 2009 excludes $14 million in capital expenditures related to AEP’s portion of the West Virginia Series of PATH, LLC.
(c)	Consists of expenditures related to Allegheny’s procurement and installation of smart meters to comply with Pennsylvania’s Act 129. See “Regulatory Framework Affecting Allegheny” for additional information, including West Penn’s current plans to decelerate its previous smart meter deployment schedule.

Other Matters Concerning Liquidity and Capital Requirements

Allegheny makes cash contributions to its qualified pension plan to meet the minimum funding requirements of employee benefit and tax laws and may make additional discretionary contributions to increase the funded level of the plan. During the three and nine months ended September 30, 2010, Allegheny contributed

$65.0 million to its qualified pension plan and $0.1 million and $0.4 million, respectively, to its supplemental executive retirement plan. Allegheny made approximately $0.7 million and $4.3 million in contributions to its postretirement benefit plans other than pension plans during the three and nine months ended September 30, 2010.

During October 2010, Allegheny contributed an additional $12 million to its qualified pension plan and does not expect to make any additional contributions to this plan during the remainder of 2010. Allegheny expects to contribute approximately $0.8 million to fund postretirement benefits other than pensions during the fourth quarter of 2010.

Allegheny made matching contributions in cash to its Employee Stock Ownership and Savings Plan in the amount of $2.2 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and $6.9 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively. These contributions, less amounts capitalized in CWIP, were expensed. The capitalized portions of these costs were $0.7 million for each of the three months ended September 30, 2010 and 2009, respectively, and $2.0 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Allegheny has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel and transportation agreements and other contracts. See Note 18, “Commitments and Contingencies,” to Allegheny’s consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

AE has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities

Allegheny’s cash flows from operating activities result primarily from the generation, sale and delivery of electricity. Future cash flows could be affected by, among other factors, the economy, weather, customer choice, future regulatory proceedings and future demand and market prices for energy, as well as Allegheny’s ability to produce and supply its customers with power at competitive prices. Cash flows from operating activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2010	2009
Net income	$323.5	$284.3
Non-cash items included in income	457.5	369.2
Contributions to pension and other postretirement plans	(69.6)	(45.1)
Changes in certain assets and liabilities	(64.1)	(124.7)

Net cash provided by operating activities	$647.3	$483.7

The non-cash items included in income for the nine months ended September 30, 2010 primarily consisted of depreciation and amortization of $241.7 million and deferred income taxes of $189.6 million. Changes in certain assets and liabilities primarily consisted of changes in prepaid and accrued taxes of $31.2 million, primarily as a result of timing differences associated with the payments of certain tax obligations, changes in receivables and payables of $50.6 million, resulting from normal working capital activity, a decrease in regulatory liabilities of $27.2 million mostly due to providing credits to Maryland customers for amounts prepaid and an increase in collateral deposits of $27.0 million, primarily due to increased collateral requirements with various counterparties to Allegheny’s power contracts. These amounts were partially offset by a decrease in materials, supplies and fuel inventories of $70.5 million, primarily as a result of lower consumption of coal in the previous period as compared to the current period.

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

Investing Activities

Cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2010	2009
Capital expenditures	$(726.6)	$(870.1)
Proceeds from sale of Virginia distribution business	317.2	0
Decrease in restricted funds	40.2	131.0
Deconsolidation of PATH WV	(3.4)	0
Other investments	(4.0)	(3.6)

Net cash used in investing activities	$(376.6)	$(742.7)

Cash flows used in investing activities for the nine months ended September 30, 2010 were $376.6 million and primarily consisted of $726.6 million of capital expenditures, partially offset by the $317.2 million in proceeds received from the sale of Potomac Edison’s Virginia distribution business.

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

Financing Activities

Cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2010	2009
Issuance of long-term debt	$1,011.8	$709.2
Repayment of long-term debt	(1,021.4)	(438.3)
Costs associated with a new AE Supply revolving credit facility	(0.1)	(21.6)
Equity contribution to PATH, LLC by a joint venture partner	0	6.9
Payments on capital lease obligations	(8.3)	(6.4)
Proceeds from exercise of employee stock options	0.8	1.6
Cash dividends paid on common stock	(76.3)	(76.2)
Other	(0.2)	0

Net cash provided by (used in) financing activities	$(93.7)	$175.2

Cash flows used in financing activities for the nine months ended September 30, 2010 were $93.7 million and primarily consisted of $1,021.4 million in various debt repayments, and $76.3 million of cash dividends paid on common stock, partially offset by $1,011.8 million from borrowings primarily under TrAIL Company’s Medium-Term Notes and the revolving credit facilities for AE, TrAIL Company, Potomac Edison and West Penn Power.

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

All of Allegheny’s generation assets and power supply obligations are located within the PJM market, and PJM maintains functional control over the transmission facilities owned by the Distribution Companies and TrAIL Company. PJM operates a competitive wholesale electricity market and coordinates the movement of wholesale electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM is also responsible for developing and implementing the RTEP for the PJM region to ensure reliability of the electric grid and to promote market efficiency. In addition, PJM determines the requirements for, and manages the process of, interconnecting new and expanded generation facilities to the grid. Changes in the PJM tariff, operating agreement, policies and/or market rules could adversely affect Allegheny’s financial results. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K.

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

During the now-expired transition period, the Distribution Companies were both payers and payees of transition charges. Following the evidentiary hearing, an administrative law judge issued an initial decision finding the methodologies used to develop the transition charges to be deficient. On May 21, 2010, FERC issued an order on the initial decision, which reversed in part and affirmed in part the initial decision. On August 19, 2010, the Distribution Companies and other PJM transmission owners filed tariff sheets with FERC to reflect certain adjustments in the transition charges directed by the May 21, 2010 order. Several parties have requested rehearing of the May 21, 2010 order on the initial decision and have protested the August 19, 2010 filing. Allegheny cannot predict the outcome of this proceeding or whether it will have a material impact on its business or financial position.

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

While NERC is charged with establishing and enforcing appropriate reliability standards, it has delegated its day-to-day implementation and enforcement to eight regional oversight entities, including ReliabilityFirst Corporation (“ReliabilityFirst”). These regional oversight entities are responsible for developing regional reliability standards that are consistent with NERC’s standards. Each regional entity has its own compliance program designed to monitor, assess and enforce compliance with the applicable reliability standards through compliance audits, self-reporting and exception reporting mechanisms, self certifications, compliance violation investigations, periodic data submissions and complaint processes. Allegheny is a member of ReliabilityFirst, participates in the NERC and ReliabilityFirst stakeholder processes and monitors and manages its operations in response to the ongoing development, implementation and enforcement of relevant reliability standards. Allegheny has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards and has settled certain related issues. In addition, ReliabilityFirst is currently conducting several investigations with regard to matters that have been self-reported by Allegheny. The results of these proceedings and investigations have not had, and are not expected to have, a material impact on Allegheny’s operations or the results thereof. See Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K.

Transmission Expansion

TrAIL Project. TrAIL is a new, 500 kV transmission line currently under construction that will extend from southwest Pennsylvania through West Virginia and into northern Virginia. TrAIL is scheduled to be completed and placed in service no later than June 2011.

PATH Project. The PATH project is comprised of a 765 kV transmission line that is proposed to extend from West Virginia through Virginia and into Maryland, modifications to an existing substation in Putnam County, West Virginia and the construction of new substations in Hardy County, West Virginia and Frederick County, Maryland. PJM initially authorized the construction of PATH in June 2007 and, on June 17, 2010, requested that PATH, LLC proceed with all efforts related to the PATH project, including state regulatory proceedings, assuming a required in-service date of June 1, 2015. Applications requesting authorization to construct the PATH project are currently pending before state commissions in West Virginia, Maryland and Virginia. Allegheny anticipates that decisions by the state commissions on these applications will be issued during the third quarter of 2011.

Allegheny and a subsidiary of AEP formed PATH, LLC to facilitate the construction of the PATH project. In December 2007, PATH, LLC submitted a filing to FERC under Section 205 of the FPA to implement a cost of service formula rate effective March 1, 2008. On February 29, 2008, FERC issued an order setting the formula rate and its protocols for hearing and authorizing a return on equity of 14.3%, a return on CWIP, recovery of prudently incurred start-up business and administrative costs incurred prior to the time the rates go into effect, and recovery of prudently incurred development and construction costs if the PATH project is abandoned as a result of factors beyond the control of PATH, LLC. In December 2008, PATH, LLC submitted to FERC a settlement with the active parties that resolves all issues set for hearing. The return on equity was not included in the settlement because it was authorized by the February 29, 2008 order and not set for hearing. FERC action on the settlement and requests for rehearing of the February 29, 2008 order with respect to return on equity are pending.

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

For 2009, the Distribution Companies committed to purchase 479 MWs of qualifying PURPA capacity, and PURPA expense pursuant to these contracts totaled approximately $230.6 million. The average cost to the Distribution Companies of these power purchases was 6.8 cents/kWh. In December 2009, AE Supply purchased Allegheny Lock and Dam Nos. 5 & 6, which together have a total capacity of 13 MWs. Previously, the Distribution Companies had purchased power generated by these facilities pursuant to PURPA contracts. Consequently, the Distribution Companies have committed to purchase 466 MWs of qualifying PURPA capacity for 2010. The Distribution Companies are currently authorized to recover substantially all of these costs in their retail rates. The Distribution Companies’ obligations to purchase power from qualified PURPA projects in the future may exceed amounts they are authorized to recover from their customers, which could result in losses related to the PURPA contracts.

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

Merger. On May 14, 2010, West Penn and TrAIL Company filed a joint application with FirstEnergy requesting authorization for a change of control of West Penn and TrAIL Company as the result of the proposed Merger. Pennsylvania laws impose no statutory timeframe for the Pennsylvania PUC’s consideration of the merger application, but the Pennsylvania PUC is expected to complete its review in sufficient time to meet the anticipated Merger closing schedule in the first half of 2011.

On October 22, 2010, AE and FirstEnergy filed a comprehensive settlement with the Pennsylvania PUC that addresses the issues raised by 18 parties to the merger proceedings in Pennsylvania. The filing includes additional commitments related to employment levels, including a five-year commitment to maintain at least 800 jobs in Greensburg and Westmoreland County for the first year after the merger closes, 675 jobs for the following 12 months, 650 jobs for the next year and 600 jobs for each of the next two years. The settlement also provides nearly $11 million in distribution rate credits for West Penn customers, a distribution rate freeze for FirstEnergy’s current Pennsylvania utility customers and support for renewable and sustainable energy and customer choice. The settlement is subject to approval by the Pennsylvania PUC and does not resolve issues raised by parties who did not join in the settlement.

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

In October 2007, West Penn filed a default service plan with the Pennsylvania PUC. The Pennsylvania PUC administrative law judge entered a final order on July 25, 2008 that largely approved West Penn’s proposed default service plan, including its full requirements procurement approach and rate mitigation plan. West Penn filed tariff supplements implementing the default service plan in September 2008 and January 2009. On February 6, 2009, West Penn filed a petition with the Pennsylvania PUC requesting approval to advance the first series of default service procurements for residential customers from June 2009 to April 2009 to take advantage of a downturn in market prices for power. West Penn’s petition was approved by the Pennsylvania PUC in March 2009, and West Penn began to conduct advanced procurements in April 2009. West Penn has procured 80% of the generation supply needed to serve its residential customers in 2011, over 90% of the generation supply needed to serve its small and medium non-residential customers in 2011, and 100% of the generation supply needed to serve its largest non-residential customers who select the fixed-price DSP option in 2011.

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

West Penn expects to incur significant capital expenditures to comply with these requirements.

Act 129 also requires EDCs to obtain energy through a prudent mix of contracts, with an emphasis on competitive procurement. The Act includes a “grandfather” provision for West Penn’s procurement and rate mitigation plan, which was previously approved by the Pennsylvania PUC.

In June 2009 West Penn filed its Energy Efficiency and Conservation Plan (the “EE&C Plan”) containing 22 programs to meet its Act 129 demand and consumption reduction obligations. The proposed programs cover most energy-consuming devices of residential, commercial and industrial customers. The EE&C Plan also proposed a reconcilable surcharge mechanism to obtain full and current cost recovery of the EE&C Plan costs, as provided in Act 129. The EE&C Plan projected an aggregated cost of the energy efficiency measures in the amount of approximately $94.3 million through mid 2013.

In October 2009, the Pennsylvania PUC approved most aspects of West Penn’s EE&C Plan, including West Penn’s proposal to recover its EE&C Plan costs on a full and current basis via an automatic surcharge to customers’ bills, subject to an annual reconciliation mechanism.

The Pennsylvania PUC declined to approve two of West Penn’s proposed customer programs and encouraged West Penn to submit revisions to both programs. In December 2009, West Penn filed an amended EE&C Plan as directed by the Pennsylvania PUC, in which it added a new customer resources demand response program intended to replace the two programs that the Pennsylvania PUC had declined to approve. The Pennsylvania PUC entered an order on March 1, 2010, approving in part and rejecting in part West Penn’s revised plan and directing West Penn to include additional detail on the costs associated with the previously approved customer load response program and the new customer resources demand response program. On April 29, 2010, West Penn filed its amended plan, which the Pennsylvania PUC approved by order entered on June 23, 2010.

On August 14, 2009, West Penn filed its original Smart Meter Technology Procurement and Installation Plan (the “SMI Plan”). As originally proposed, the SMI Plan provided for extensive deployment of smart meter infrastructure with replacement of all of West Penn’s approximately 725,000 meters by the end of 2014. West Penn estimated at that time that the total cost of implementing smart meter infrastructure as proposed would be approximately $620 million. A hearing on the SMI Plan was held in November 2009, and in December 2009, West Penn filed a motion to reopen the evidentiary record to submit an alternative smart meter plan proposing, among other things, a less rapid deployment of smart meters. The Pennsylvania PUC granted the motion to reopen the record and remanded the proceeding to the administrative law judge (the “ALJ”). The Pennsylvania PUC also waived the January 2010 deadline by which the ALJ’s recommended decision would have been required. The hearing was held on March 16, 2010. On May 6, 2010, the ALJ issued a decision finding that West Penn’s alternative smart meter deployment plan, which contemplated deployment of 375,000 smart meters by May 2012, complied with the requirements of Act 129 and recommended approval of the alternative plan, including West Penn’s proposed cost recovery mechanism, by the Pennsylvania PUC.

However, in light of the significant expenditures that would be associated with its smart meter deployment plans and related infrastructure upgrades as previously proposed, as well as its evaluation of recent Pennsylvania PUC decisions approving less rapid deployment proposals by other EDCs, West Penn undertook to re-evaluate its Act 129 compliance strategy, including both its plans with respect to smart meter deployment and certain smart meter dependent aspects of its EE&C Plan. On July 21, 2010, the PA PUC issued an order, in response to West Penn’s request, to stay West Penn’s smart meter implementation proceedings for a period of 90 days. On September 10, 2010, West Penn filed an amended EE&C Plan that is less reliant on smart meter deployment and emphasizes non-smart meter reliant programs to meet the conservation and demand reduction requirements of Act 129. Additionally, on October 19, 2010, West Penn and Pennsylvania’s Office of Consumer Advocate filed a Joint Petition for Settlement addressing West Penn’s SMI Plan with the Pennsylvania PUC. Under the terms of the proposed Settlement, West Penn proposes to decelerate its previously contemplated smart meter deployment schedule, targeting the installation of an estimated 25,000 meters, based on customer requests, by mid-2012, in support of its EE&C Plan. Thereafter, West Penn proposes to install an additional 15,000 smart meters by 2013 and an additional 60,000 smart meters between 2013 and 2016. The proposed Settlement also contemplates that West Penn take advantage of the 30-month grace period authorized by the Pennsylvania PUC to continue its efforts to re-evaluate its full-scale smart meter deployment plans, and that it file a revised SMI Plan reflecting those efforts, including its proposed plans for full-scale deployment of smart meters, which West Penn currently anticipates filing in June 2012. Under the terms of the proposed Settlement, West Penn would be permitted to recover certain previously-incurred and anticipated smart-meter related expenditures through a levelized customer surcharge, with certain expenditures amortized over a ten-year period and others amortized through 2017, in each case with interest at the statutory rate (currently 6%) on deferred amounts. Additionally, West Penn would be permitted to seek recovery of certain other costs as part of its revised SMI Plan for full-scale deployment that it currently intends to file in June 2012 or in a future base distribution rate case.

West Penn’s actual cost to implement smart meter infrastructure may vary from any previous estimate as a result of changes in its SMI Plan as ultimately approved by the Pennsylvania PUC and the timing of that approval, among other factors.

Transmission Expansion. By order entered on December 12, 2008, the Pennsylvania PUC authorized TrAIL Company to construct a 1.2 mile portion of TrAIL in Pennsylvania from the proposed 502 Junction Substation in Greene County to the Pennsylvania-West Virginia state line. In the same order, the Pennsylvania PUC authorized TrAIL Company to engage in a collaborative process to identify possible solutions to reliability problems in the Washington County, Pennsylvania area in lieu of the Prexy Facilities that had been a part of the original TrAIL proposal. As a result of the collaborative process, a proposed settlement and an amendment to the application based on a consensus of participants in the collaborative process are pending before the Pennsylvania PUC for approval.

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

Reliability Benchmarks. In May 2004, the Pennsylvania PUC modified its utility specific benchmarks and performance standards for electric distribution system reliability. The benchmarks were set too low for West Penn, resulting in required reliability levels that were unattainable. West Penn appealed the benchmarks to the Pennsylvania PUC. In 2005, the parties to the proceeding, including the Consumer Advocate, the Utility Workers Union of America Local 102, and the Rural Electric Association entered into an agreement settling the proceeding and providing West Penn with attainable reliability benchmarks. The Pennsylvania PUC approved the settlement in an Order issued July 27, 2006. According to the Pennsylvania PUC’s Electric Service Reliability in Pennsylvania 2008 report, West Penn’s overall performance in 2008 was substantially better than its performance during 2007. In 2007 and 2008, West Penn’s System Average Interruption Frequency Index, Customer Average Interruption Duration Index and System Average Interruption Duration Index values were better than the applicable standards, and West Penn currently expects that, as of the end of 2010, it will be satisfying all of the reliability standards approved by the Pennsylvania PUC in its July 2006 order.

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

Merger. On May 18, 2010, Monongahela, Potomac Edison and TrAIL Company filed a joint application with FirstEnergy requesting authorization for a change of control of Monongahela, Potomac Edison and TrAIL Company as the result of the proposed Merger. West Virginia laws impose no statutory timeframe for the West Virginia PSC’s consideration of the merger application, but the West Virginia PSC is expected to complete its review in sufficient time to meet the anticipated Merger closing schedule in the first half of 2011.

On November 3, 2010, AE and FirstEnergy filed a comprehensive settlement with the West Virginia PSC that resolves all issues raised by the parties in the merger proceedings in West Virginia. In addition to the commitments made in the initial merger application, the settlement includes: a commitment to maintain a regional headquarters operation for Allegheny’s West Virginia utility operations within Monongahela’s service territory; $7.5 million in rate reductions over a two-year period for Allegheny’s West Virginia customers; certain customer service and reliability commitments aimed at reducing the duration of outages; a commitment to maintain customer call center operations in Fairmont, West Virginia for at least five years following the completion of the Merger; additional funding totaling $500,000 over a four-year period for Dollar Energy Fund in West Virginia; and specific demand-side management and energy efficiency savings levels in Allegheny’s West Virginia service territories. The settlement is subject to approval by the West Virginia PSC.

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

Securitization and Scrubber Project. On April 11, 2007, Allegheny completed the securitization of certain project costs related to the construction of Scrubbers at Monongahela’s Fort Martin generation facility in West Virginia with the sale by MP Environmental Funding LLC, an indirect wholly owned subsidiary of Monongahela (“MP Environmental”), and PE Environmental Funding LLC, an indirect wholly owned subsidiary of Potomac Edison (“PE Environmental”), of an aggregate amount of $459.3 million in environmental control bonds pursuant to a Financing Order issued by the West Virginia PSC.

On July 2, 2009, Monongahela and Potomac Edison requested authority from the West Virginia PSC to finance the remaining costs associated with the Fort Martin Scrubber project through the issuance of additional environmental control bonds, which the West Virginia PSC granted in September 2009. On December 23, 2009, MP Environmental and PE Environmental issued $85,890,000 aggregate principal amount of Senior Secured ROC Bonds, Environmental Control Series B.

Transmission Expansion. On May 15, 2009, PATH WV, PATH Allegheny and certain other related entities filed an application with the West Virginia PSC for authorization to construct the West Virginia portion of the PATH project. A decision on the application is expected in the third quarter of 2011.

Purchase of Distribution Assets. In connection with Potomac Edison’s agreement to sell its Virginia distribution assets, Allegheny has executed an agreement to purchase Shenandoah Valley Electric Cooperative’s West Virginia distribution business. The purchase price is expected to be approximately $13 million, subject to certain adjustments through the closing date. A petition seeking consent to and approval of the sale was filed with the West Virginia PSC on October 8, 2010.

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

Merger. On May 27, 2010, Potomac Edison filed a joint application with FirstEnergy requesting authorization for a change of control of Potomac Edison as the result of the proposed Merger. The Maryland PSC is expected to issue its decision in January 2011.

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

On September 29, 2009, the Maryland PSC opened a new proceeding to receive and consider proposals for construction of new generation resources in Maryland. Proposals were initially due to be filed by December 16, 2009, but the Maryland PSC has indefinitely postponed that deadline while it considers recommendations as to what the filings should be required to contain. Also, on December 18, 2009, Governor Martin O’Malley filed a letter in this proceeding in which he characterized the electricity market in Maryland as a “failure” and urged the Maryland PSC to use its existing authority to order the construction of new generation in Maryland, vary the means used by utilities to procure generation and include more renewables in the generation mix. On August 16, 2010, the Maryland PSC opened another new proceeding to solicit comments on the PJM RPM process. Public hearings on the comments were held on October 15 and 16, 2010.

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

In December 2006, Potomac Edison filed with the Maryland PSC a proposed Rate Stabilization Ramp-Up Transition Plan designed to transition residential customers from capped generation rates to rates based on market prices. Under the plan as approved by the Maryland PSC, residential customers who did not elect to opt out of the program began paying a surcharge in June 2007. The application of the surcharge resulted in an overall rate increase of approximately 15% in 2007 and 13% in 2008. With the expiration of the residential generation rate caps and the move to generation rates based on market prices on January 1, 2009, the surcharge converted to a credit on customers’ bills. Funds collected through the surcharge during 2007 and 2008, plus interest, are being returned to customers as a credit on their electric bills, thereby reducing the effect of the rate cap expiration. The credit will continue, with adjustments, to maintain rate stability until December 31, 2010 or until all monies collected from customers plus interest are returned. The resulting rate increase in 2009 was 11.3%, and the rate change approved in 2009 for 2010 was actually a decrease of 2.5%. Of Potomac Edison’s approximately 220,000 residential customers in Maryland, as of June 30, 2010, approximately 17.8% elected to opt-out of, or are not eligible for, Potomac Edison’s plan.

Advanced Metering and Demand Side Management Initiatives. On September 28, 2007, the Maryland PSC issued an order that required the utilities to file detailed plans for how they will meet a proposal-”EmPOWER Maryland”-that in Maryland electric consumption be reduced by 15% by 2015. On October 26, 2007, Potomac Edison filed its initial report on energy efficiency, conservation and demand reduction plans in connection with this order. The Maryland PSC conducted hearings on Potomac Edison’s and other utilities’ plans in November 2007 and further hearings on May 7, 2008.

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

Transmission Expansion. On December 21, 2009, Potomac Edison filed a new application with the Maryland PSC for authorization to construct the Maryland portions of the PATH Project. The project in Maryland will be owned by PATH Allegheny MD, which is owned by Potomac Edison and PATH Allegheny. A decision on the application is expected in the third quarter of 2011.

Virginia

Merger. The Virginia SCC issued a decision approving the proposed Merger on September 9, 2010.

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

Transmission Expansion. On September 20, 2010, PATH Allegheny VA filed a new application with the Virginia SCC for authorization to construct the Virginia portions of the PATH project. The decision on the application is expected in the third quarter of 2011.

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

One way to measure Allegheny’s exposure to the commodity risk is using the percentage of expected coal-fired generation hedged. These percentages represent the estimated amount of equivalent sales divided by the amount of energy purchases contracted and estimated to be generated by our coal plants in such periods. As of September 30, 2010, the percentage of expected coal-fired generation hedged was approximately 93%, 67% and 25% for balance of 2010, 2011, and 2012, respectively.

Allegheny measures the sensitivity of its contracts and positions to potential changes in commodity prices using high-level sensitivity analysis and Value at Risk (“VaR”).

Allegheny performed a high-level sensitivity analysis of the impact of changes in power and coal prices on its future pre-tax income. The estimated market price exposure for Allegheny’s coal-fired generation portfolio associated with a $10 per MWh decrease in energy prices based on September 30, 2010 market conditions and hedged position would be a decrease in pre-tax income of approximately $4 million, $102 million and $240 million for the balance of 2010, 2011 and 2012, respectively. The estimated market price exposure for Allegheny’s coal-fired generation portfolio associated with a $10 per ton increase in coal prices based on September 30, 2010 market conditions and hedged position would not impact pre-tax income for the remainder of 2010 and would result in a decrease in pre-tax income of approximately $3 million and $41 million for 2011 and 2012, respectively. These power and coal price sensitivities were estimated by individually adjusting power price assumptions and coal price assumptions, respectively, while in each case holding all other variables constant. Actual results could differ based on changes in load volumes, plant performance, dispatch changes and basis changes relative to PJM Western Hub power prices, among other factors.

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

AE Supply calculated the VaR of a 1-day holding period at a 95% confidence level using the full term of all remaining wholesale energy market positions that are accounted for on a mark-to-market basis. These wholesale energy market positions consist of derivatives in power, emissions and natural gas excluding FTRs. The FTRs are excluded from the VaR measurement as they are generally considered to be economic hedges of congestion in meeting Allegheny’s load obligation. As of September 30, 2010 and December 31, 2009, this calculation yielded a VaR of approximately $2 million and $1 million, respectively.

The value of FTRs generally represents an economic hedge of future congestion charges incurred to serve Allegheny’s load obligations. The related load obligations, however, are not reflected in Allegheny’s consolidated balance sheets. As a result, the timing of recognition of gains or losses on FTRs will differ from the timing of power purchases, including incurred congestion charges. The fair value of FTRs has been determined using an internal model based on data from PJM annual and monthly FTR auctions. These monthly auction results can change significantly over time and may differ from the final settlement amounts. See Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for information regarding unrealized gains (losses) attributable to FTRs during the three months ended September 30, 2010.

Interest Rate Risk

Excluding variable rate debt relating to the TrAIL project, for which Allegheny recovers interest costs in formula rates, Allegheny had $15 million of variable rate debt outstanding at September 30, 2010. AE did not have any debt subject to variable interest rates at December 31, 2009.

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

Changes in Internal Control over Financial Reporting: During the quarter ended September 30, 2010, there have been no changes in AE’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Allegheny is involved in litigation and other legal disputes in the ordinary course of business. See Note 18, “Commitments and Contingencies” to Allegheny’s consolidated financial statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the 2009 Annual report on form 10-K. The risk factors set forth below were disclosed in the 2009 Annual Report and have been updated to provide additional information.

Allegheny’s costs to comply with environmental laws have been significant. New environmental laws and regulations, or new interpretations of existing laws and regulations, could impose more stringent limitations on Allegheny’s generation operations or require it to incur significant additional costs. The cost of compliance with present and future environmental laws could have an adverse effect on Allegheny’s business.

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

Implementation of the EPA’s current proposals with regard to air quality, water quality and CCR, as described above, would, together with potential climate change legislation, require extensive and costly changes to the nation’s electric generation fleet, including the installation of new pollution controls, retirement of many existing generating facilities and construction of new generating capacity. Several industry and industry-related assessments, while varying in their estimates and assumptions, estimate that if implementation of these initiatives proceeds according to currently proposed schedules, the combined national cost through 2015 associated with required retrofitting of existing facilities and construction of new facilities could be hundreds of billions of dollars. Additionally, it is estimated that the cost of complying with these initiatives would not be economically justified for many individual facilities and would therefore result in the retirement of a significant portion of the nation’s existing coal-fired generation capacity. While specific estimates involve complex models incorporating many variables and assumptions that are subject to individual interpretation and are highly subject to change, it is clear that timely compliance would be challenging and require significant investment, both at the industry level and for Allegheny, which could be required to install a variety of additional pollution controls at a number of its generating facilities and could be compelled to retire certain of its subcritical facilities.

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

ALLEGHENY ENERGY, INC.

Date: November 5, 2010	By:	/s/ Kirk R. Oliver
Kirk R. Oliver Senior Vice President and Chief Financial Officer